Form 10-K
period 2007-12-31
Och-Ziff Capital Management Group LLC
filed 2008-03-26
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-33805

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0354783
(State of Incorporation)	(I.R.S. Employer Identification Number)

9 West 57th Street, New York, New York, 10019

(Address of Principal Executive Offices)

Registrant’s telephone number: (212) 790-0041

Securities registered pursuant to Section 12(b) of the Act:

Class A Shares	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2007, there was no established public trading market for the registrant’s securities and the registrant had no voting common shares held by non-affiliates.

As of March 25, 2008, there were 74,138,572 Class A Shares and 279,989,571 Class B Shares outstanding.

Documents Incorporated by Reference

Portions of Och-Ziff Capital Management Group LLC’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on May 27, 2008 are incorporated by reference into Part III.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

Available Information

The principal executive offices of Och-Ziff Capital Management Group LLC are located at 9 West 57 th Street, New York, New York, 10019. The telephone number of our principal executive offices is (212) 790-0041. Our website address is www.ozcap.com. We make available free of charge on our public website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission, which we refer to as the “SEC,” pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, as well as our Code of Business Conduct and Ethics and other information related to our corporate governance. Printed copies of each of these documents may also be obtained upon request to the Company at 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. The information posted on our website is not included as part of or incorporated into this annual report.

Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The reports and other materials that we file or furnish electronically with the SEC are available to the public through the SEC’s website.

In this annual report, references to “Och-Ziff,” “our Company,” “the Company,” “we,” “us,” or “our” refer, unless context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP, a Delaware limited partnership, which we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of Och-Ziff, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Och-Ziff, which we refer to as “Och-Ziff Holding.” References to our “founding owners” refer, collectively, to our founder, Mr. Daniel Och, our 17 other partners (collectively with Mr. Och, our “partners” or our “founding partners”) and the Ziffs. References to the “Ziffs” refer to Ziff Brothers Investments, L.L.C. and certain of its affiliates and control persons, which together with Mr. Och, founded our business in 1994. References to the “Class A Shares,” refer to our Class A shares, representing Class A limited liability company interests of Och-Ziff and references to “Class B Shares” refer to our Class B shares, which have no economic rights but entitle the holders thereof to one vote per share.

Forward-Looking Statements

Some of the statements under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report on Form 10-K may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Exchange Act, that reflect our current views with respect to, among other things, future events and financial performance, strategies and expectations, including but not limited to statements regarding our ability to generate returns and preserve capital and our ability to expand our investment platforms. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “opportunity,” “pipeline,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve” or the negative version of those words or other comparable words. Any forward-looking statements contained in this annual report are based upon the historical performance of us and on our current plans, estimates and expectations. The inclusion of this or any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions, including but not limited to global and domestic market and business conditions, our successful execution of business and growth strategies and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this annual report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1.	BUSINESS

Overview

Business Description

We are a leading international, institutional alternative asset management firm and one of the largest alternative asset managers in the world, with approximately $33.4 billion of assets under management for over 700 fund investors as of December 31, 2007. We have a strong track record spanning 14 years, which we believe places us among the longest standing alternative asset managers globally.

We were founded in 1994 by Mr. Daniel Och, together with the Ziffs, with the goal of building an enduring, world class investment management business. Since our formation, we have managed and operated our business with a global perspective, looking to take advantage of investment opportunities wherever they arise. We have been among the pioneers in building out a global alternative investment platform, and have grown to nearly 400 personnel, with over 150 investment professionals, including 18 partners, working from our headquarters in New York and offices in London, Hong Kong, Bangalore, Tokyo, and Beijing. Our London office houses our European investment capabilities. Over the past five years, we have established investment capabilities in Asia, managing assets out of our offices in Hong Kong, Bangalore, Tokyo, and Beijing.

We conduct substantially all of our operations through the Och-Ziff Operating Group entities and operate through a single operating segment, which we refer to as “Och-Ziff Funds.” Our operations, including our growth and expansion, have been financed primarily from cash flows generated by our operations. Our primary sources of revenues are management fees and incentive income, which are based on our assets under management and fund profits. Accordingly, for any given fiscal period our revenues will be heavily influenced by the combination of assets under management and the investment performance of our funds. The historical and potential future returns of our funds, however, are not expected to be indicative of returns on our Class A Shares; an investment in our Class A Shares is not an investment in any of the Och-Ziff funds.

Investment Philosophy

Our funds seek to deliver consistent, positive, risk-adjusted returns to fund investors throughout market cycles, with a focus on risk management and capital preservation. We opportunistically determine portfolio composition and do not have any predetermined commitment to any given investment strategy or geography, valuing flexibility in our investment approach. Some of the main strategies we currently employ on a global basis include:

•	Merger arbitrage, which generally entails multiple investments in entities contemplating a merger or similar business combination with the goal of realizing a profit from pricing discrepancies;

•

Convertible and derivative arbitrage, which generally entails investments in convertible and derivative securities to take advantage of price discrepancies between the convertible and derivative security and the underlying equity security or other convertible or derivative security. These investments may be made at multiple levels of an entity’s capital structure to take advantage of valuation or other pricing discrepancies;

•

Equity restructuring, which seeks to realize a profit from corporate events such as spin-offs, recapitalizations and other corporate restructurings, whether company-specific or as a result of industry or economic conditions;

•	Credit and distressed credit investments, which includes high-yield debt investments in distressed businesses, investment in senior secured debt and similar products.

•

Private investments, which includes asset-backed investments, investments in infrastructure projects and assets, leveraged buyouts and other public-to-private transactions and other special situations; and

•	Real estate, which includes investments in real property, multi-property portfolios, real estate related joint ventures, real estate operating companies and other real estate related assets.

Across our strategies, our investment decisions are based on a research-driven investment process involving extensive due diligence and qualitative and quantitative analysis, allowing us to capitalize on a wide variety of opportunities not limited to the strategies referenced above. This approach incorporates our international relationships and expertise across capital structures, industries and geographies and benefits from our dedicated and experienced industry specialists and private investment teams operating out of New York, London, Hong Kong, Bangalore, Tokyo, and Beijing.

We allocate capital among investment strategies on an opportunistic basis, meaning that we retain flexibility to invest in what we deem to be the most attractive opportunities at a given time, within the bounds of our overall investment philosophy and risk management process. In all of our strategies, our investment approach is defined by certain common elements:

•

Disciplined investment and risk management process. Our investment process is based on fundamental research to understand the relationship between profit potential and risk. Our risk management process embraces both quantitative and qualitative analyses and is implemented at both the individual position and total portfolio levels.

•	Active management. We take an active, hands-on approach to identifying and managing our investments, using experienced in-house investment and risk control teams.

•

Focus on fundamentals. We approach investments in each of our strategies by focusing on the fundamental drivers of potential investment risk and return. We employ a disciplined investment process to evaluate the risk-adjusted return on capital from both new and incremental investments.

•

Preservation of capital. We believe that the preservation of capital is essential to delivering attractive returns to our fund investors. Accordingly, we focus on ways to minimize downside risk in each of our strategies. We use sophisticated risk analysis and active portfolio management in an effort to limit our funds’ exposure to market and other risks across all of our strategies.

•

Synergies among our strategies. We believe the consistent interaction among the professionals across our strategies allows us to capitalize on attractive investment opportunities wherever they arise. Our funds invest across a broad range of asset classes and geographies, which enables us to develop investment themes and perspectives ranging from broad macro analysis to deep sector and company-specific knowledge. The investment professionals implementing our various strategies have broad-ranging skill sets, with expertise specific to each strategy. Our culture encourages our investment professionals to share information, expertise and investment and risk analysis methodologies across our strategies.

Risk Management Principles and Practices

Our risk management principles and practices are a key element of our daily investment process and are implemented at both the individual position and total portfolio levels. We focus significant attention on these principles and practices, which embrace both quantitative and qualitative analyses intended to monitor financial risk and to preserve capital. For example, we may hedge credit risk, interest rate risk, currency risk, market exposures, engage in risk-driven portfolio diversification, and review and monitor industry exposures.

Our Chairman and Chief Executive Officer, Daniel Och, has ultimate responsibility for overall portfolio risk. He regularly reviews data prepared for and by our Risk Committee (as described below) as well as other detailed information concerning our funds’ positions and performance and market information. He also monitors exposures within the portfolio and in geographic regions.

Our risk management processes are overseen by a Risk Committee, which is currently comprised of a dedicated Risk Analyst, David Windreich, Michael Cohen, Zoltan Varga, Harold Kelly, Joel Frank (our Chief Financial Officer), and Howard Kurzrok (our Chief Information Officer). In addition, responsibility for all positions and exposures is specifically assigned to help ensure accountability. The Risk Committee meets weekly to review, among other information, data on risk exposure, including the results of stress-testing our portfolios under numerous scenarios, and the reasons underlying the past and expected results of our funds. At the weekly meetings, the Risk Committee also discusses other general risks, including, but not limited to, geopolitical risks, counterparty risks and operational risks.

Our portfolio managers meet with our analysts daily to review inherent risks associated with positions in each portfolio. In our event-driven strategies, positions are generally hedged to limit losses in a downside scenario to 1% to 2% of net asset value. In our convertible strategies, which are principally volatility strategies, we employ advanced risk systems, among other measures, to monitor risk. In addition, we conduct daily reconciliations of our portfolios’ positions, market values and cash balances through a centralized financial controls system and team in New York.

Investment Performance

We believe one of the principal drivers of our growth in assets under management has been the investment performance of our funds. We believe our historical ability to generate consistent positive returns with low leverage and low levels of volatility relative to the broader capital markets, and ability to preserve fund capital when markets decline, are hallmarks of our investment approach and key points of competitive differentiation for us.

The historical and potential future returns of the funds we manage are not directly linked to returns on our Class A Shares. Therefore, continued positive performance of the funds we manage may not necessarily result in positive returns on an investment in our Class A Shares. However, poor performance of the funds that we manage would cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and, likely, returns on an investment in our Class A Shares.

Moreover, with respect to the historical returns of our funds, our funds’ returns reflect investment opportunities and general market conditions that may not repeat themselves, and the rates of return reflect our historical cost structure, which may vary in the future due to factors beyond our control, including changes in law. See “Item 1A. Risk Factors—Risks Related to Our Funds—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A Shares.”

The following table sets forth, as of December 31, 2007, the performance, volatility, Sharpe Ratio and correlation to the S&P 500 Index of our flagship global multi-strategy fund, OZ Master Fund, Ltd. Performance for OZ Master Fund, Ltd. is provided for illustrative purposes only. The OZ Master Fund, Ltd. includes every strategy and geography in which our funds invest and constituted approximately 59% of our AUM as of December 31, 2007. Our other funds implement geographical or strategy focused investment programs. The performance metrics for our other funds vary from those of OZ Master Fund, Ltd., and such variance may be material. The performance reflected in the table below is not necessarily indicative of the future results of any of our funds. There can be no assurance that any Och-Ziff fund will continue to achieve comparable results.

	1 Year	3 Years	5 Years	Strategy Inception
Net Annualized Return(1)
OZ Master Fund, Ltd.(2)	11.5%	11.7%	13.9%	16.5%
S&P 500 Index	5.5%	8.6%	12.8%	11.0%
Correlation of OZ Master Fund, Ltd. to S&P 500 Index(3)	0.60	0.60	0.57	0.45
Volatility(4)
Master Fund Standard Deviation (Annualized)	3.8	3.1	3.3	5.0
S&P 500 Index Standard Deviation (Annualized)	9.7	7.8	8.6	14.0
Sharpe Ratio(5)
Master Fund	1.63	2.30	3.16	2.41
S&P 500 Index	0.01	0.50	1.09	0.47

(1)

Fund performance reflects a composite of the monthly return for the feeder funds comprising OZ Master Fund, Ltd. and is presented on a total return basis, net of all fees and expenses (except incentive compensation on certain unrealized private investments that could reduce returns at the time of realization), and includes the reinvestment of all dividends and income. Performance includes realized and unrealized gains and losses attributable to certain private and initial public offering investments that are not allocated to all investors in the funds. Investors that do not participate in such investments or that pay different fees may experience materially different returns.

It is not possible to invest directly in the S&P 500 Index and there may not be any material overlap between the securities in the portfolio of our funds and those that comprise the S&P 500 Index. Returns of the S&P 500 Index have not been reduced by fees and expenses associated with investing in securities and include the reinvestment of dividends. The S&P 500 Index is an equity index owned and maintained by Standard & Poor’s, a division of McGraw-Hill, whose value is calculated as the free float-weighted average of the share prices of 500 large-cap corporations listed on the NYSE and NASDAQ. The comparison of the S&P 500 Index's performance relative to our funds' performance should not be considered an indication of how our funds will perform relative to the S&P 500 Index in the future. Please note that our funds' investment objective is not to beat the S&P 500 Index.

(2)	Performance from inception includes actual total return for the partial year beginning in April 1994. For the period from April 1994 through December 1997, performance represents the performance of Och-Ziff Capital Management, L.P., a Delaware limited partnership that was managed by Daniel Och following an investment strategy that is substantially similar to that of OZ Master Fund, Ltd. In addition, during this period performance was calculated by deducting management fees on a quarterly basis and incentive income on a monthly basis. Starting from January 1998, performance has been calculated by deducting both management fees and incentive income on a monthly basis from the composite returns of OZ Master Fund, Ltd.

(3)	Correlation to the returns of the S&P 500 Index represents a statistical measure of the degree to which the return of one portfolio is correlated to the return of another. It is expressed as a factor that ranges from -1.0 (perfectly inversely correlated) to +1.0 (perfectly positively correlated).

(4)	Standard deviation is a statistical measure of the degree to which an individual value in a distribution tends to vary from the mean of the distribution.

(5)	The Sharpe Ratio represents a measure of the investment returns as adjusted for risk. The Sharpe Ratio is calculated by subtracting a “risk-free” rate from the composite returns, and dividing that amount by the standard deviation of returns. A higher Sharpe Ratio indicates a portfolio that generates a return that is higher than would be expected for the level of risk in the portfolio as compared to the risk-free rate. The risk-free rate is three-month London Interbank Offered Rate, which we refer to as “LIBOR.”

Assets Under Management

Our business and its expansion have been financed primarily by cash flows generated by our operations. Our primary sources of revenues are management fees and incentive income. Management fees are based on assets under management. Incentive income, which is primarily earned on an annual basis, is based on profits that we generate for the funds that we manage. Accordingly, for any given fiscal period our revenues will be heavily influenced by the combination of assets under management and the investment performance of our funds. The investment performance of our funds is pivotal to the long-term success of our business. To increase assets under management, our funds must attract new investment capital, realize gains that they can reinvest and maintain low redemption rates, all of which are dependent upon the performance of our funds.

“Assets under management” or “AUM” refers to the assets we manage, which equals the sum of net asset value (which we refer to as “NAV,” and which we define, with respect to any of our funds, accounts or portfolios as of any given date, as the assets minus liabilities of such fund, account or portfolio) of our private investment funds and our managed accounts. Our definition of AUM is not based on any definition of assets under management that is set forth in the agreements governing the investment funds that we manage. Assets under management presented in this annual report includes AUM and investments in our funds by us, our partners and certain other affiliated parties with respect to which, prior to our initial public offering, which we refer to as the “initial public offering” or “IPO,” we have not charged management fees or received incentive income. However, for periods following the IPO, we charge management fees and receive incentive income on new investments made by our partners in our funds (including the investment of the after-tax proceeds of the IPO and sale of shares to DIC Sahir, as defined below) other than investments made with distributions from Deferred Balances (as discussed below in “—Industry Overview”).

Our assets under management have grown from approximately $5.8 billion as of December 31, 2002 to approximately $33.4 billion as of December 31, 2007, representing a 42% compound annual growth rate. We have continued to expand internationally, and as of December 31, 2007, invested more than 50% of our AUM in foreign markets. The $1.6 billion in after-tax proceeds from the IPO and sale of Class A Shares to DIC Sahir Limited, a wholly owned subsidiary of Dubai International Capital LLC, which we refer to jointly as “DIC Sahir” and as discussed below in “—Our Structure,” were reinvested by our founding owners primarily into the OZ Global Special Investments Master Fund, which we expect to accelerate the growth of our private investment platform.

Our Growth Strategy

Our principal focus is to create long-term value for our fund investors, primarily by generating positive, risk-adjusted returns and developing new, carefully-considered investment opportunities for our growing base of fund investors. We believe this philosophy will benefit our Class A shareholders over time. As we extend our track record of performance and grow and broaden our investment platforms and investor base, we expect to increase our assets under management and related earnings commensurately. Some of the specific components of our growth strategy include the continued expansion of our private investment platforms and the identification of new, complementary investment strategies, opportunities and distribution channels across the globe.

Our Structure

Och-Ziff Capital Management Group LLC

We are a publicly-traded holding company, and our primary assets are our ownership interests in the Och-Ziff Operating Group entities, which are held indirectly through two intermediate holding companies, Och-Ziff Corp and Och-Ziff Holding. We conduct substantially all of our business through the Och-Ziff Operating Group.

In November 2007, we completed a series of transactions, including a reorganization of the entities under the common control of Daniel Och, whereby the control of the Och-Ziff Operating Group and our real estate business was transferred to us. In addition, the interests in the Och-Ziff Operating Group held by Daniel Och, our 17 other partners and the Ziffs were reclassified as Och-Ziff Operating Group A Units (as defined below in “—Och-Ziff Operating Group Entities”) and the interests in Och-Ziff Capital Management Group LLC held by Daniel Och and our 17 other partners were reclassified as Class B Shares. We refer to these and certain other related transactions collectively as the “Reorganization.” Immediately following our Reorganization, on November 14, 2007, we completed the initial public offering of 36 million Class A Shares, as well as a concurrent private sale of approximately 38.1 million Class A Shares to DIC Sahir. As a result of the IPO and sale of Class A Shares to DIC Sahir, our founding owners indirectly sold 19.2% of the Och-Ziff Operating Group to the public and DIC Sahir. Our equity consists of Class A and B shares.

Class A Shares.    Class A Shares represent limited liability company interests in our Company and were issued to the public in the IPO and privately to DIC Sahir. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2007, represent 20.9% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares. Additional Class A Shares are issuable upon exchange of Och-Ziff Operating Group A Units by our founding owners, as described below, and upon vesting of certain equity awards granted under our 2007 Equity Incentive Plan, which we refer to as the “Plan.”

Class B Shares.    Class B Shares have no economic rights but entitle the holders to one vote per share. As of December 31, 2007, the Class B Shares represent 79.1% of our total combined voting power. The Class B Shares are not expected to be registered for public sale or listed on any securities exchange and will generally be transferable by a holder in connection with a transfer of such holder's Och-Ziff Operating Group A Units. The Class B Shares are held solely by our founding partners and are intended solely to provide those partners with a voting interest in Och-Ziff Capital Management Group LLC commensurate with their economic interest in our business. Our partners have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability, or (ii) such time as our partners hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of our shareholders. The Ziffs do not hold any of our Class B Shares.

Och-Ziff Operating Group Entities

We conduct all of our material business activities through the Och-Ziff Operating Group. Historically, we have used more than one Och-Ziff Operating Group entity to segregate operations for business, financial, tax and other reasons. We may increase or decrease the number of our Och-Ziff Operating Group entities and intermediate holding companies based on our views as to the appropriate balance between administrative convenience and continued business, financial, tax and other considerations.

The Och-Ziff Operating Group currently consists of OZ Management, OZ Advisors I and OZ Advisors II. All of our interests in OZ Management and OZ Advisors I are held through Och-Ziff Corp. All of our interests in OZ Advisors II are held through Och-Ziff Holding. Each intermediate holding company is the sole general partner of the applicable Och-Ziff Operating Group entity and, therefore, generally controls the business and affairs of such entity.

Och-Ziff Operating Group A Units.    As part of the Reorganization, each partner's interest in each Och-Ziff Operating Group entity was reclassified as Class A operating group units, which represent common equity interests in the respective Och-Ziff Operating Group entity. Mr. Och and each of our 17 other partners received an amount of Class A operating group units in each Och-Ziff Operating Group entity equal to such partner's then-existing income allocation percentage under the applicable limited partnership agreement in effect immediately prior to such reclassification. The Ziffs' interest in our business was also reclassified as Class A operating group units, representing an approximately 10% interest in the common equity of each Och-Ziff Operating Group entity immediately prior to the IPO, which proportionately reduced each partner's common equity interest in the respective Och-Ziff Operating Group entity.

We refer collectively to one Class A operating group unit in each of the Och-Ziff Operating Group entities as one “Och-Ziff Operating Group A Unit.” Our founding owners own 100% of the Och-Ziff Operating Group A Units, which, as of December 31, 2007, represents an 80.8% ownership interest in the Och-Ziff Operating Group. Och-Ziff Operating Group A Units are exchangeable for our Class A Shares on a one-for-one basis, subject to certain exchange rate adjustments for splits, unit distributions and reclassifications and generally subject to ratable annual vesting through 2012, minimum retained ownership requirements and transfer restrictions.

Och-Ziff Operating Group B Units.    We contributed our proceeds from the IPO and the sale of shares to DIC Sahir to our intermediate holding companies, which in turn contributed such proceeds to the Och-Ziff Operating Group entities in exchange for Class B operating group units in each such entity. Each intermediate holding company holds a general partner interest and Class B operating group units in each Och-Ziff Operating Group entity that it controls. Och-Ziff Corp holds 100% of the Class B operating group units in each of OZ Management and OZ Advisors I, and Och-Ziff Holding holds 100% of the Class B operating group units in OZ Advisors II. We refer collectively to one Class B operating group unit in each of the Och-Ziff Operating Group entities as one “Och-Ziff Operating Group B Unit.” The Och-Ziff Operating Group B Units are economically identical to the Och-Ziff Operating Group A Units held by our founding owners and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.

The diagram below depicts our organizational structure as of December 31, 2007:(1)

(1)

This diagram does not give effect to approximately 13,959,579 Class A restricted share units that were granted, as of December 31, 2007, to our managing directors, other employees, and the independent members of our Board of Directors. Giving effect to the settlement of the 13,959,579 Class A restricted share units (assuming such units vest and are settled in Class A Shares, but excluding any dividends on the restricted share units), (i) our founding owners hold 77.9% of the equity in our business and 76.1% of our total combined voting power (see note (3) below), (ii) DIC Sahir holds, indirectly, 9.6% of the equity in our business and 10.4% of our total combined voting power and (iii) public shareholders hold, indirectly, 9.0% of the equity in our business and 9.8% of our total combined voting power. Because the Ziffs do not hold any voting securities, the percentage of our total combined voting power held by the other founding owners, public shareholders and DIC Sahir will exceed their respective ownership percentages of the equity in our business.

(2)	Our founding owners include Mr. Och, the 17 other partners and the Ziffs, who hold Och-Ziff Operating Group A Units representing 39.2%, 33.5% and 8.1%, respectively, of the equity in our business (or 37.8%, 32.3% and 7.8%, respectively, assuming the vesting and settlement in Class A Shares of the 13,959,579 Class A restricted share units granted as of December 31, 2007, but excluding any dividends on the restricted share units). Our partners also hold Class C Non-Equity Interests as described below in note (5) below.

(3)	Mr. Och holds Class B Shares representing 42.7% of the voting power of our Company and the 17 other partners hold Class B Shares representing 36.4% of the voting power of our Company (or 41.0% and 35.1%, respectively, assuming the vesting and settlement in Class A Shares of the 13,959,579 Class A restricted share units granted as of December 31, 2007, but excluding any dividends on the restricted share units). Our partners have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. The Ziffs do not hold any of our Class B Shares and, therefore, will not have any voting power in our Company unless they exchange their Och-Ziff Operating Group A Units into Class A Shares.

(4)	The Och-Ziff Operating Group A Units and the Och-Ziff Operating Group B Units together represent all of the common equity interests in the Och-Ziff Operating Group entities, and are referred to collectively as the “Och-Ziff Operating Group Equity Units.” The Och-Ziff Operating Group Equity Units have no preference or priority over other securities of the Och-Ziff Operating Group and, upon liquidation, dissolution or winding up, will be entitled to any assets remaining after payment of all debts and liabilities of the Och-Ziff Operating Group.

(5)	The Class C non-equity interests, which we refer to as the “Class C Non-Equity Interests,” represent non-equity interests in the Och-Ziff Operating Group entities. No holder of Class C Non-Equity Interests will have any right to receive distributions on such interests. Our partners hold all of the Class C Non-Equity Interests, which may be used for discretionary income allocations in the future, although we currently do not intend to make any distributions on such interests. The Ziffs do not hold any Class C Non-Equity Interests.

Industry Overview

The asset management business involves managing investments on behalf of third parties in exchange for contracted fees and other income. The industry manages trillions of dollars of assets, and can be broadly divided into two categories: traditional asset management, such as large mutual funds and separate account managers, and alternative asset management, such as hedge funds and private equity funds.

Alternative Asset Management / Hedge Funds

Alternative asset management, in general, involves a variety of investment strategies where the common element is the manager’s goal of delivering, within certain risk parameters, investment performance that is typically measured on an absolute return basis, meaning that performance is measured not by how well a fund performs relative to a benchmark index, but by how well the fund performs in absolute terms. These managers typically manage pooled investment vehicles which are not subject to the investment limitations of traditional mutual funds and separate account managers. The investment vehicles managed by alternative asset managers may employ a wide variety of investment strategies. Alternative asset managers strive to produce investment returns that have a lower correlation to the broader market than do traditional asset management strategies. Alternative asset managers typically earn management fees based on the value of the investments they manage and earn incentive income based on the performance of such investments. Alternative investment funds are typically exempt from registration with regulatory authorities. Advisers of such funds in the U.S. may or may not be registered with the SEC under the Investment Advisers Act of 1940, as amended, which we refer to as the “Advisers Act.” Investment vehicles employing alternative investment strategies are commonly referred to as hedge funds, among other things.

The term “hedge funds” generally refers to privately held and unregistered collective investment vehicles. Because they are not subject to the investment limitations imposed by the Investment Company Act of 1940, as amended, which we refer to as the “1940 Act,” hedge funds differ from traditional investment vehicles, such as mutual funds, by the strategies they employ and the asset classes in which they invest. Asset classes in which hedge funds may invest are very broad and include liquid and illiquid securities, derivative instruments, asset-backed securities and a variety of other non-traditional assets, such as distressed securities and infrastructure investments, among others.

The increasing demand for hedge fund products by institutional investors is one of the main drivers of the hedge fund industry’s growth. According to McKinsey & Company, institutional investors accounted for approximately 40% to 50% of all new flows into hedge funds in 2006 and are estimated to have accounted for approximately 50% of all new flows in 2007. Higher institutional demand is driven by several factors, including the pursuit of higher returns compared to those generated by traditional equity and fixed income strategies, the desire to diversify investment portfolios by investing in assets with low correlation to traditional asset classes, and an increased level of comfort with hedge fund investments as the industry continues to mature. The following table presents historical growth rates for the hedge fund industry.

Historical Hedge Fund AUM

(dollars in billions)

Source: Hedge Fund Research

Historically, we have achieved or exceeded the historical growth rates for hedge funds generally, as indicated below.

Our Total Historical AUM(1)

(dollars in billions)

(1)	Includes AUM relating to deferred incentive income receivable from our offshore funds, which we refer to as “Deferred Balances,” and investments in our funds by us, our partners and certain other affiliated parties. As of December 31, 2007, approximately 10.2% of our assets under management represent investments by us, our partners and certain other affiliated parties in our funds and Deferred Balances payable by our funds to OZ Management. As of such date, approximately 55.4% of this affiliated AUM is not charged management fees and incentive income as it relates to pre-IPO investments. Prior to the IPO, we did not charge management fees and incentive income on investments made by us, our partners and certain other affiliated parties. On and after the date of our IPO, we began charging management fees and are receiving incentive income on new investments made by our partners and certain other affiliated parties in our funds, including the reinvestment of the proceeds from our IPO and sale of shares to DIC Sahir other than investments made with distributions of Deferred Balances.

Despite the rapid increase of institutional inflows into hedge funds, alternative investment strategies still account for a relatively small portion of all institutional assets, signifying potential opportunity for continued growth. The increased role of institutional investors has resulted in a greater focus on risk management and investment operations throughout the industry.

Competition

We compete with many other firms in all aspects of our business, including raising funds, seeking investment opportunities and hiring and retaining professionals, and we expect our business will continue to be highly competitive. We compete in the United States and globally for investment opportunities, market share and human talent. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of these competitors continue to raise substantial amounts of capital to pursue investment strategies similar to ours. Some of these competitors also have a lower cost of capital and access to funding sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. Our competitive position depends on our reputation, the quality of our investment platform and our ability to continue to attract and retain qualified employees while managing compensation and other costs. For additional information regarding the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Business—Competitive pressures in the asset management business could adversely affect our business and results of operations.”

Our Fund Investors

As of December 31, 2007, we managed approximately $33.4 billion of assets for more than 700 fund investors.

Our funds have a diverse and sophisticated investor base, including many of the largest pension funds, university endowments, and financial institutions. Over our 14-year history we have developed long-standing relationships with many of the world’s largest institutional investors. Many of our investors are invested in more than one of our funds and have invested in our new funds at or near their launch dates. A significant portion of the capital we have raised to seed new funds has come from existing investors. However, no single investor in our funds accounts for more than 4% of our assets under management as of December 31, 2007, and the top five fund investors accounted for approximately 11% of assets under management. In addition, as of December 31, 2007, approximately 10.2% of our assets under management represent investments in our funds by us, our partners and certain other affiliated parties and the Deferred Balances payable by our funds to OZ Management.

Our Fund Structure

Our funds are typically organized using a “master-feeder” structure. This structure is commonly used in the hedge fund industry and calls for the establishment of one or more U.S. or non-U.S. “feeder” funds, which are separate legal entities and have different structures and operations designed for distinct groups of investors. These feeder funds hold direct or indirect interests in a “master” fund that is the primary investment vehicle for its feeder funds. Fund investors, including our partners, managing directors and other employees, invest directly into feeder funds. Unlike private equity funds in which investors make capital commitments which are funded over a period of time, our fund investors generally fund their investment in a single lump-sum payment made at the outset of their investment. Our partners, managing directors and other employees fund their investments through the use of their own capital.

We have established various master funds, most of which are focused on a specific investment strategy or geographic region. Our flagship fund, OZ Master Fund, Ltd., is a global multi-strategy fund that participates in all of our investment strategies. These master funds are managed by the Och-Ziff Operating Group. Any of our existing or future funds may invest using any alternative structure that is deemed useful or appropriate.

As of December 31, 2007, approximately 10.2% of our assets under management represent investments by us, our partners and certain other affiliated parties in our funds and Deferred Balances payable by our funds to OZ Management. As of such date, approximately 55.4% of this affiliated AUM is not charged management fees and incentive income as it relates to pre-IPO investments. Prior to the IPO, we did not charge management fees and incentive income on investments made by us, our partners and certain other affiliated parties. On and after the date of our IPO, we began charging management fees and are receiving incentive income on new investments made by our partners and certain other affiliated parties in our funds, including the reinvestment of the proceeds from our IPO and sale of shares to DIC Sahir other than investments made with distributions from Deferred Balances.

We have entered into agreements with each of our funds (other than our real estate funds) pursuant to which one or more of the Och-Ziff Operating Group entities act as general partner or investment manager of each fund. Our management and other offering and formation documents of our funds are substantially similar in form. The following describes the material economic terms of such agreements.

•	Investors are able to invest in our funds as frequently as monthly.

•

Management fees from our funds range from 1.5% to 2.5% annually of the fund’s assets under management. Management fees are generally paid to us on a quarterly basis, in advance, based on the applicable fund’s net asset value at the beginning of the quarter.

•

Incentive income generally consists of 20% of a fund’s profits attributable to each investor, both realized and unrealized, calculated based on the fair value of the fund’s assets attributable to such investor and excluding unrealized profits on certain private investments. Incentive income is only earned if the profits attributable to an investor exceed losses, if any, attributable to such investor during the prior year, which we refer to as a “high-water mark.” Incentive income is calculated and distributed to us annually based on the fund’s performance during the period, other than incentive income earned as a result of fund investor redemption events during interim periods.

•

Investors are initially subject to a lock-up of one to three years, with annual or quarterly liquidity opportunities thereafter, and have the right to redeem their interest in a fund in accordance with the terms of the fund’s organizational documents, which may include the right to redeem during the lock-up period subject to payment or any applicable fees.

Our agreements with our funds also generally provide that we will not be liable to our funds or fund investors for actions taken with respect to the funds, provided that we reasonably believed such course of action to be in the best interests of the fund and that the action did not result from our negligence or dishonesty. Additionally, such agreements provide that our funds will indemnify us for any losses and expenses suffered in connection with our management of the funds, provided that such loss or expense did not result from our negligence or dishonesty.

Employees

As of December 31, 2007, we had nearly 400 personnel (including 60 in the United Kingdom and 50 in Asia), with over 150 investment professionals (including 39 in the United Kingdom and 34 in Asia).

Regulatory Matters

Our business is subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. The SEC regulates our activities as a registered investment adviser under the Advisers Act. We are also subject to regulation under the Exchange Act, the Securities Act and various other statutes. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, which we refer to as “ERISA.” In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the Financial Services Agency in Japan, the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Relating to Our Business—Increased regulatory focus could result in additional burdens on our business.”

Global Compliance Program

We have implemented a global compliance program to address the legal and regulatory requirements that apply to our company-wide operations. We registered as an investment adviser with the SEC in 1999. Since that time our affiliated companies have registered with the U.K. Financial Services Authority, Japan’s Financial Services Agency, the Hong Kong Securities and Futures Commission and the Securities and Exchange Board of India. We have structured our global compliance program to address the requirements of each of these regulators as well as the requirements necessary to support our global securities trading operations. Our compliance program includes comprehensive policies and supervisory procedures implemented to monitor compliance. All employees attend mandatory compliance training programs to remain informed of our policies related to matters such as the handling of material non-public information and employee securities trading. In addition to a strong internal compliance function, we have strong relationships with a global network of local attorneys specializing in compliance matters to help us quickly identify and address compliance issues as they arise.

Our Executive Officers

Set forth below is certain information regarding our executive officers, as of March 25, 2008.

Daniel Och, 47, is our founder, the Chief Executive Officer, an Executive Managing Director and the Chairman of our Board of Directors. Mr. Och joined the Board in connection with our IPO. He is also the Company’s Chief Investment Officer and an officer and/or director of each of our indirect foreign operating subsidiaries, Och-Ziff Management Europe Limited, Och-Ziff Capital Management Hong Kong Limited, Och-Ziff Consulting (Beijing) Company Limited, Och-Ziff Japan Limited and Och-Ziff India Private Limited as well as Chief Executive Officer and an executive managing director at each Och-Ziff Operating Group entity. Prior to founding Och-Ziff in 1994, Mr. Och spent eleven years at Goldman, Sachs & Co., where he was a Vice President. Mr. Och began his career at Goldman, Sachs & Co. in the Risk Arbitrage Department and was later Head of Proprietary Trading in the Equities Division and Co-Head of U.S. Equities Trading. Mr. Och has a B.S. in Finance from the Wharton School of the University of Pennsylvania.

Joel Frank, 52, is our Chief Financial Officer, an Executive Managing Director and a member of our Board of Directors. Mr. Frank joined the Board in connection with our IPO. Mr. Frank is also the Finance Officer for Och-Ziff Management Europe Limited, a director of Och-Ziff India Private Limited and Och-Ziff Consulting (Beijing) Company Limited as well as Chief Financial Officer and an executive managing director at each Och-Ziff Operating Group entity. Prior to joining Och-Ziff at its inception in 1994, Mr. Frank spent six years at Rho Management Company, Inc. as its Chief Financial Officer. Mr. Frank was previously with Manufacturers Hanover Investment Corporation from 1983 to 1988 as Vice President and Chief Financial Officer, and was with Manufacturers Hanover Trust from 1977 to 1983. Mr. Frank holds a B.B.A. in Accounting from Hofstra University and an M.B.A. in Finance from Fordham University. Mr. Frank is a C.P.A. certified in the State of New York.

David Windreich, 50, is an Executive Managing Director and a member of our Board of Directors. Mr. Windreich joined the Board in connection with our IPO. Mr. Windreich is also the Head of U.S. Investing for Och-Ziff as well as an executive managing director at each Och-Ziff Operating Group entity. Prior to joining Och-Ziff at its inception in 1994, Mr. Windreich was a Vice President in the Equity Derivatives Department at Goldman, Sachs & Co. Mr. Windreich became a Vice President in 1988 and began his career there in 1983. Mr. Windreich holds both a B.A. in Economics and an M.B.A. in Finance from the University of California, Los Angeles.

Michael Cohen, 36, is an Executive Managing Director, the Head of European Investing for Och-Ziff and a director of Och-Ziff Management Europe Limited as well as an executive managing director at each Och-Ziff Operating Group entity. Mr. Cohen joined Och-Ziff in 1997 and helps manage our London office. Prior to joining us, Mr. Cohen served as an Equity Research Analyst at Franklin Mutual Advisory and as an Investment Banking Analyst at CS First Boston specializing in the financial services sector. Mr. Cohen holds a B.A. in Economics from Bowdoin College.

Zoltan Varga, 34, is an Executive Managing Director, the Head of Asian Investing for Och-Ziff and a director of Och-Ziff Consulting (Beijing) Company Limited as well as an executive managing director at each Och-Ziff Operating Group entity. Mr. Varga joined Och-Ziff in 1998 and helps manage our Hong Kong office. Prior to joining Och-Ziff, Mr. Varga was an Analyst in the Mergers and Acquisitions Department at Goldman, Sachs & Co. Mr. Varga holds a B.A. in Economics from DePauw University.

Harold Kelly, 44, is an Executive Managing Director and the Head of Global Convertible and Derivative Arbitrage for Och-Ziff as well as an executive managing director at each Och-Ziff Operating Group entity. Prior to joining Och-Ziff in 1995, Mr. Kelly had seven years of experience trading various financial instruments and held positions at Cargill Financial Services Corporation, Eagle Capital Management, Merrill Lynch International, Ltd. and

Buchanan Partners, Ltd. Mr. Kelly earned his B.B.A. degree in Finance and also holds M.B.A. and Ph.D. degrees from The University of Georgia.

Jeffrey Blockinger, 38, is our Chief Legal Officer, Chief Compliance Officer and Secretary as well as a managing director at each Och-Ziff Operating Group entity. Prior to joining Och-Ziff in April 2005, Mr. Blockinger was with Schulte, Roth and Zabel LLP from April 2003 to April 2005, Crowell & Moring LLP from January 2002 to April 2003 and Morgan, Lewis & Bockius LLP from September 1996 to January 2002. Mr. Blockinger earned a B.A. at Purdue University and holds a J.D. from the University of Miami School of Law. Mr. Blockinger is admitted to the bars of New York and the District of Columbia.

Item 1A.	RISK FACTORS

Risks Related to Our Business

In the course of conducting our business operations, we may be exposed to a variety of risks that are inherent to the alternative asset management business. A summary of some of the significant risks that could affect our competitive positioning, financial condition and results of operations is included below. Some of these risks are managed in accordance with the Company’s established risk management policies and procedures, which are described in “Item 1. Business—Overview—Risk Management Principles and Practices.”

Our business may be adversely impacted by global market, economic and geopolitical conditions that may cause fluctuations in equity prices, interest rates, exchange rates, commodity prices and credit spreads. These factors can materially adversely affect our business in many ways, including by reducing the value or performance of the investments made by our funds and by reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue and cash flow and materially adversely affect our financial condition.

The success of our business is highly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside our control and difficult to predict. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the value of our funds’ portfolio investments, which in turn would reduce our revenues and profitability.

Unpredictable or unstable market conditions may result in reduced opportunities to find suitable risk-adjusted investments to deploy capital and make it more difficult to exit and realize value from our existing investments, which could materially adversely affect our ability to raise new funds and sustain our growth. In addition, during such periods, financing and merger and acquisition activity may be greatly reduced, making it harder and more competitive for asset managers to find suitable event-driven opportunities. Also, during periods of adverse economic conditions or during a tightening of global credit markets, we may have difficulty obtaining funding for additional investments at attractive rates, which would further reduce our profitability.

If we fail to react appropriately to difficult market conditions, our funds could incur material losses. Recently, there have been several well publicized failures of hedge funds and other sophisticated financial institutions to properly assess or effectively mitigate their exposure to adverse conditions in the mortgage finance markets, particularly the sub-prime mortgage sector. We could suffer material adverse effects from these conditions, the overall tightening of global credit markets or other changes in market conditions.

Our business and financial condition may be adversely impacted by the highly variable nature of our revenue, net income and cash flow. Since we do not earn or record meaningful incentive income or incentive compensation expense on a quarterly basis, our quarterly results are not expected to be indicative of results for a completed fiscal year, which may increase the volatility of the price of our Class A Shares.

Our revenue, net income and cash flow are all highly variable, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds, which is contingent on the funds’ annual performance. In addition, the investment return profiles of most of our funds are volatile. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability and unpredictability may lead to volatility in the trading price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our Class A Shares or increased volatility in our Class A Share price generally.

The timing and receipt of incentive income generated by our funds is uncertain and will contribute to the volatility of our results. Given this uncertainty, we do not record incentive income on our interim financial statements other than incentive income actually earned during a given interim period as a result of investor redemptions during the period. Accordingly, our interim results are not indicative of the results we expect for a full fiscal year. In addition, incentive income depends on our funds’ performance and opportunities for realizing gains, which may be limited. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our results for that particular quarter which may not be replicated in subsequent quarters. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would materially adversely affect our revenue, which could further increase the volatility of our quarterly results.

Our funds have “high-water marks” whereby we do not earn incentive income during a particular year even though the fund had a positive return in such year as a result of losses in the immediately preceding year. If a fund investor experiences losses, we will not be able to earn incentive income with respect to such investor’s investment in a fund until it surpasses the previous year’s high-water mark. The incentive income we earn is therefore dependent on the net asset value of each fund investor’s investment in the fund, which could lead to significant volatility in our quarterly results.

Because our revenue, net income and cash flow can be highly variable from quarter to quarter and year to year, we do not provide any guidance regarding our expected quarterly and annual operating results. The lack of guidance may affect the expectations of public market analysts and may cause increased volatility in our Class A Share price.

Competitive pressures in the asset management business could adversely affect our business and results of operations.

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to fund investors, brand recognition and business reputation. We compete for fund investors, talent and for investment opportunities with a number of hedge funds, private equity funds, specialized funds, traditional asset managers, commercial banks, investment banks and other financial institutions. A number of factors serve to increase our competitive risks:

•	a number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;

•

several of our competitors have recently raised, or are expected to raise, significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;

•

some of our competitors have greater capital, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

•

some of our competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

•

some of our competitors may have higher risk tolerances or different risk assessments which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we may want to make;

•

there are relatively few barriers to entry impeding the creation of new funds, including a relatively low cost of entering this business, and the successful efforts of new entrants into our business, including former “star” portfolio managers at large diversified financial institutions, major commercial and investment banks and other financial institutions, have resulted in increased competition;

•	some investors may prefer to invest with an investment manager that is not publicly-traded;

•	investors may develop concerns that we will allow our business to grow to the detriment of fund performance; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.

We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment prices, structures and terms offered by competitors. In addition, changes in the global capital markets could diminish the attractiveness of our funds relative to investments in other investment products. This competitive pressure could materially adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which would materially adversely impact our business, revenue, results of operations and cash flow.

Over the past several years, the size and number of hedge funds and private equity funds has continued to increase. We expect this trend to continue and, thus, if our performance is not consistently above the performance of our competitors, it will become increasingly difficult for our funds to raise capital and continue to achieve growth. More significantly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving consistent, positive returns. Competition for investors is based on a variety of factors, including:

•	investment performance;

•	investor perception of investment managers’ ability, drive, focus and alignment of interest with them;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	level of fees, incentive income and expenses charged for services.

These and other factors could reduce our earnings and revenues and materially adversely affect our business. In addition, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current management fee and incentive income structures, which drive our revenue and earnings. We have historically competed for investors primarily on the performance of our funds, and not on the level of our fees or incentive income relative to those of our competitors. However, as the alternative asset management sector matures, there is a risk that fees and incentive income will decline, without regard to the historical performance of a manager. Fee or incentive income reductions on existing or future funds, without corresponding decreases in our cost structure, could materially adversely affect our revenues and profitability.

Our business and financial condition may be adversely impacted by the loss of any of our key partners, particularly our founder Daniel Och.

The success of our business depends on the efforts, judgment and personal reputations of our key partners, particularly our founder, Daniel Och, and other members of our senior management team, including Joel Frank,

David Windreich, Michael Cohen, Zoltan Varga and Harold Kelly. Our key partners’ reputations, expertise in investing, relationships with investors in our funds and relationships with third parties on whom our funds depend for investment opportunities and financing are each critical elements in operating and expanding our business. The loss of any of these individuals could harm our business and jeopardize our relationships with our fund investors and members of the business community. We believe our performance is highly correlated to the performance of these individuals. Accordingly, the retention of our key partners is crucial to our success, but none of them is obligated to remain actively involved with us. In addition, if any of our key partners were to join or form a competitor, some of our fund investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our key partners would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key partners.

Our ability to retain our professionals is critical to our success and our ability to grow depends on our ability to attract additional partners and managing directors.

Our most important asset is our people, and our continued success is highly dependent upon the efforts of all of our partners and managing directors. Our future success and growth depend to a substantial degree on our ability to retain and motivate our partners and other key personnel and to strategically recruit, retain and motivate new talent, including new partners and managing directors. However, we may not be successful in our efforts to recruit, retain and motivate the required personnel as the market for qualified investment professionals is extremely competitive. Historically, we have compensated our partners through distributions on their interests in our business and our managing directors through profit participation payments. As we grow our business as a public company, we may not be able to provide future partners with equity interests in our business to the same extent or with the same tax consequences as our partners. Therefore, in order to recruit and retain existing and future partners, we will need to maintain a flexible compensation program, including the ability to make cash income allocations to them and issue equity or other interests in our business including, without limitation, Class C Non-Equity Interests, with respect to which the Chairman of our Partner Management Committee, a committee of seven partners of each Och-Ziff Operating Group entity (or, in the event there is no Chairman, the full Partner Management Committee by majority vote) in conjunction with the Compensation Committee of our Board of Directors will have the authority to declare distributions. As a result, our total compensation and benefits expense would increase and would adversely affect our profitability, and our cash available for distribution to the holders of the equity interests in our business would be reduced. In addition, any issuances of equity interests in our business to current or future personnel would dilute Class A shareholders.

Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions which are the source of many of our funds’ investment opportunities, and in certain cases have strong relationships with our fund investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing investors. As a result, the loss of even a small number of our investment professionals could jeopardize the performance of our funds, which would have a material adverse effect on our results of operations.

Our operating group limited partnership agreements provide that the Och-Ziff Operating Group A Units held by our partners are subject to vesting and forfeiture conditions. The Class A restricted share units that were awarded to our managing directors in connection with the IPO are subject to certain vesting requirements. Further, all of our partners and managing directors are subject to certain restrictions with respect to competing with us, soliciting our employees and fund investors and disclosing confidential information about our business. However, these requirements and restrictions lapse over time, may not be enforceable in all cases and can be waived by us at any time. There is no guarantee that these requirements and agreements or the forfeiture provisions of the operating group limited partnership agreements will prevent any of these professionals from leaving us, joining our competitors or otherwise competing with us. Any of these events could have a material adverse affect on our business.

Each of our funds has special withdrawal provisions pursuant to which the failure of Daniel Och to be actively involved in the business provides investors with the right to redeem from the funds. The loss of the services of Daniel Och would have a material adverse effect on each of our funds and on us.

Investors in each of our funds are generally given a one-time special redemption right (not subject to redemption fees) if Daniel Och dies or ceases to perform his duties with respect to the fund for 90 consecutive days or otherwise ceases to be involved in the activities of the Och-Ziff Operating Group. The death or inability of Mr. Och to perform his duties with respect to any of our funds for 90 consecutive days, or termination of Mr. Och’s involvement in the activities of the Och-Ziff Operating Group for any reason, could result in substantial redemption requests from investors in each of our funds. Any such event would have a direct material adverse effect on our revenues and earnings, and would likely harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Such withdrawals could lead possibly to a liquidation of our funds and a corresponding elimination of our management fees and potential to earn incentive income. The loss of Mr. Och could, therefore, ultimately result in a loss of substantially all of our revenues and earnings.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

Our assets under management have grown from approximately $5.8 billion as of December 31, 2002 to $33.4 billion as of December 31, 2007. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our assets under management have grown, but of significant differences in the investing strategies employed within our funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments.

Our future growth will depend on, among other things, our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate financial and business controls;

•	in implementing new or updated information and financial systems and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to continue to grow, and any failure to do so could materially adversely affect our ability to generate revenue and control our expenses.

Operational risks may disrupt our business, result in losses or limit our growth.

We rely heavily on our financial, accounting, trading and other data processing systems to, among other things, execute, confirm, settle and record transactions across markets and geographies in a time-sensitive, efficient and accurate manner. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to our funds, regulatory intervention or reputational damage.

In addition, we operate a business that is highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

We utilize our headquarters in New York City, where most of our personnel are located, for the continued operation of our business. We have taken precautions to limit the impact that a disruption to our New York headquarters could cause (for example, by ensuring our London office can operate independently of our other offices and establishing a SunGard “hot site” located in New Jersey, from which we could run our operations). Although these precautions have been taken, a disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Finally, although we perform and back-up all key functions of our business, including portfolio valuation, internally, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our funds. Severe interruptions or deteriorations in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could impact our reputation and hence materially adversely affect our business.

The historical financial information included in this annual report is not necessarily indicative of our future performance or of cash available for distribution.

The historical combined financial information included in this annual report is not necessarily indicative of our future financial results, and distributions to our founding owners in prior periods are not necessarily indicative of amounts that will be available for future distributions. Our historical combined financial information consolidates a large number of our funds which have not been consolidated since our IPO, as described further under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Understanding Our Results—Consolidation of Och-Ziff Funds.” In addition, the historical combined financial information included in this annual report does not reflect the added costs, including taxes, that we expect to incur as a public company or the impact of our Reorganization. In addition, we have incurred and will continue to incur significant compensation expense associated with the vesting of the Och-Ziff Operating Group A Units issued to our partners and Class A restricted share units issued to our managing directors, other employees, and independent members of our Board of Directors in connection with and subsequent to the IPO. We have also incurred significant charges in respect of the purchase of Och-Ziff Operating Group A Units from our founding owners in connection with the IPO and the term loan distributions. As a result of these expenses, we expect to report losses on our GAAP financial statements during future periods.

Our future financial statements are also likely to be materially different as a result of:

•	the deconsolidation of most of our funds;

•	interest expense associated with borrowings of $750 million under our term loan;

•	the reclassification of the Ziff profit sharing interest and the interests of our partners other than Mr. Och to common equity interests in our business;

•

the impact of the transactions that occurred in connection with the IPO, including the impact of the tax receivable agreement and an increase in our tax expense and our effective tax rate as a result of Och-Ziff Corp being taxable as a corporation, and the incremental expenses we will incur as a result of being a publicly-traded company;

•	fund performance in the future which differs from the historical performance reflected in our historical financial information; and

•	the pace of growth of our business in the future, including the formation of new funds, which differs from the historical growth reflected in our historical financial information.

As a result of the foregoing, the historical financial information presented in this annual report, including with respect to distributions to holders, is not necessarily indicative of future performance.

The requirements of being a public entity and sustaining our growth may strain our resources.

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the U.S. Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and operations. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which is discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight will be required. We are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth will also require us to commit additional management, operational and financial resources to identify new professionals to join our Company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers liability insurance, director fees, reporting requirements of the SEC and other regulators, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

We are subject to third-party litigation risk which could result in significant liabilities and reputational harm which could materially adversely affect our results of operations, financial condition and liquidity.

In general, we will be exposed to risk of litigation by our fund investors if our management of any fund is alleged to constitute negligence or dishonesty. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Furthermore, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. In addition, we are exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs (which may be in excess of any available insurance coverage). In addition, although we are indemnified by our funds, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds, if any or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity would be materially adversely affected.

In our funds, we are exposed to the risk of litigation if the funds suffer catastrophic losses due to the failure of a particular investment strategy or due to the trading activity of an employee who has violated market rules or regulations. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances which are materially damaging to our reputation and our business. In addition, we face the risk of litigation from investors in our funds if we violate restrictions in such funds’ organizational documents (for example, by failing to adhere to the limits we have to set on maximum exposure by a fund to a single investment).

Certain of our funds are incorporated or formed under the laws of the Cayman Islands. Cayman Islands laws, particularly with respect to shareholders rights, partner rights and bankruptcy, differ from the laws of the United States and could change, possibly to the detriment of our funds and investment management subsidiaries.

In addition, with partners who own a significant portion of our equity interests and with a workforce consisting of many very highly-paid investment professionals, we face the risk of lawsuits relating to claims with respect to such equity interests and with respect to compensation, which may individually or in the aggregate be significant in amount. The cost of settling such claims could materially adversely affect our results of operations.

Our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our financial condition, results of operations, business and price of our Class A Shares.

Beginning with our fiscal year ending December 31, 2008, the Sarbanes-Oxley Act and the related rules will require our management to conduct annual assessments of the effectiveness of our internal control over financial reporting and require a report by our independent registered public accounting firm addressing these assessments, as well as an independent audit of our internal control over financial reporting. Our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act. In particular, we have not yet established and adopted all of the formal policies, processes and practices related to financial reporting that will be necessary to comply with Section 404. Such policies, processes and practices are important to ensure the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

In order to achieve compliance with Section 404 by our fiscal year ending December 31, 2008, we are in the process of documenting our internal control procedures to satisfy the requirements of Section 404. However, we have not completed documentation of our internal controls or testing of our internal controls in accordance with Section 404. We are required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to our assessment concerning the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Any such event could adversely affect our financial condition, results of operations and business, and lead to a decline in the price of our Class A Shares.

Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues.

Our business is subject to extensive regulation. We are subject to regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. The SEC oversees our activities as a registered investment adviser under the Advisers Act. We are also subject to regulation under the Exchange Act and the Securities Act and various other statutes. In addition, we are subject to regulation by the Department of Labor under ERISA. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the Financial Services Agency in Japan, the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India.

Each of the regulatory bodies with jurisdiction over us has the authority to grant, and in specific circumstances to cancel, permissions to carry on our business and to conduct investigations and administrative proceedings. Such investigations can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Advisers Act, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our funds’ exemption from compliance with the 1940 Act could result in investigations, sanctions and reputational damage. Our funds are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors.

In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act and ERISA in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. See “—Risks Related to Our Organization and Structure—If we are deemed an investment company under the Investment Company Act of 1940, our business would be subject to applicable restrictions under that Act, which could make it impracticable for us to continue our business as contemplated and would have a material adverse impact on the market price of our Class A Shares.” The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect holders of our Class A Shares.

Increased regulatory focus could result in additional burdens on our business.

Various factors, including recent dislocations in the financial markets, have caused investors and governmental authorities to express concerns over the integrity of the U.S. financial markets and the adequacy of the current regulation of financial institutions, including alternative asset managers. For these and other reasons, the regulatory environment relevant to our business and to investors in our funds is subject to change in a manner that may be adverse to us and fund investors. For example, we may be materially adversely affected as a result of new or revised legislation or regulations imposed by the SEC, Commodity Futures Trading Commission, or other U.S. or non-U.S. governmental regulatory authorities, state regulatory authorities or self-regulatory organizations that supervise the financial markets, including developments that are not directed at alternative asset managers but nevertheless affect our business and operations. We also may be materially adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Such changes could place limitations on the types of investors that can invest in alternative investment funds or on the conditions under which such investors may invest. Furthermore, such changes may limit the scope or manner of investing activities that may be undertaken by alternative investment managers. It is not practicable to determine with meaningful specificity the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Any such regulations could increase our costs of doing business or materially adversely affect our profitability and materially adversely affect our ability to recruit, retain and motivate our current and future professionals.

Regulatory developments specifically designed to increase oversight or taxation of alternative investment funds may materially adversely affect our business. In recent years, there has been debate in U.S. and foreign governments about new rules and regulations for investment funds. Any new rules or regulations could negatively impact our ability to conduct our investment activities and thereby reduce the value of our Class A Shares. See “—Risks Related to Taxation—Members of the United States Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules.”

Our failure to deal appropriately with conflicts of interest could damage our reputation and materially adversely affect our business.

As we have expanded the scope of our business, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to buy or sell securities in the public markets. In addition, investors (or holders of Class A Shares) may perceive conflicts of interest regarding investment decisions for funds in which our partners, who have and may continue to make significant personal investments, are personally invested.

It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.

Employee misconduct could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability and reputational harm.

There is a risk that our employees could engage in misconduct that materially adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our employees would materially adversely affect our investors and us. In addition, our business requires that we properly deal with confidential matters of great significance to companies in which we may invest. If our employees were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially adversely affected.

We may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in our business.

We intend, to the extent that market conditions warrant, to grow our business by increasing assets under management and creating new investment platforms and businesses. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the broker-dealer or financial advisory industries. In addition, we expect opportunities will arise to acquire, or enter into joint ventures with, other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (iii) combining or integrating operational and management systems and controls, and (iv) loss of investors in our fund due to the perception that we are no longer focusing on our core fund management duties. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be materially adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

We may use substantial amounts of leverage to finance our business, which will expose us to substantial risks.

Historically, we have not used any material amount of borrowings to finance our business operations. In connection with the IPO, sale of shares to DIC Sahir and Reorganization, we entered into a $750 million term loan that was used to purchase interests in our real estate business and to make distributions to our founding owners. Depending on the facts and circumstances, we may eventually use a significant amount of borrowings to finance our business operations or growth. This will expose us to the typical risks associated with the use of substantial leverage, including those discussed below under “—Risks Related to Our Funds—Dependence on significant leverage in investments by our funds could materially adversely affect our ability to achieve positive rates of return on those investments.” These risks could be exacerbated by the use of leverage by our funds to finance investments and could cause us to suffer a decline in any credit ratings assigned to us or our debt by rating agencies. Any such decline in ratings might result in an increase in borrowing costs and could otherwise adversely affect our business in a material way. In addition, as our long-term unsecured debt and committed secured credit facilities expire, or if our lenders fail, we will need to replace them by entering into new facilities or finding other sources of liquidity, and there is no guarantee that we will be able to do so on attractive terms or at all, particularly in a liquidity or other market crisis. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a further discussion of our liquidity.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Our $750 million term loan will mature in July 2012, at which time we will be required to either refinance it by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay the term loan by using cash on hand or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities or issue equity in the future on attractive terms, or at all. Our term loan is a LIBOR-based floating-rate obligation and the interest expense we incur varies with changes in the applicable LIBOR reference rate. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk,” for additional information regarding the impact that a change in LIBOR would have on our annual interest expense associated with this term loan. We may incur additional indebtedness in the future to finance our operations. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity.

Risks Related to Our Funds

Our results of operations are dependent on the performance of our funds. Poor fund performance will result in reduced revenues and earnings. Poor performance of our funds will make it difficult for us to retain or attract investors to our funds and to grow our business. The performance of each fund we manage is subject to some or all of the following risks.

The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A Shares.

We have presented in this annual report under “Item 1. Business—Overview—Investment Performance” and elsewhere the net composite returns relating to the historical performance of our funds, and also refer to other metrics associated with historical returns, such as risk and correlation measures. The returns are relevant to us primarily insofar as they are indicative of incentive income we have been allocated in prior years. The historical and potential future returns of our funds, however, are not expected to be indicative of returns on our Class A Shares. Therefore, you should not conclude that positive performance of our funds will result in positive returns on an investment in Class A Shares. However, poor performance of our funds may cause a decline in our revenue, and would therefore have a negative effect on our performance and the returns on an investment in our Class A Shares. An investment in our Class A Shares is not an investment in any of the Och-Ziff funds. Moreover, most of our funds are not consolidated in our financial statements for periods after June 30, 2007.

Moreover, with respect to the historical returns of our funds:

•	the historical returns of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise;

•

our funds’ returns have benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities; and

•	the rates of return reflect our historical cost structure, which may vary in the future due to factors beyond our control, including changes in law.

In addition, future returns will be affected by the applicable risks described elsewhere in this annual report, including risks of the industries and businesses in which a particular fund invests.

Poor performance of our funds would cause a decline in our revenue, income and cash flow and could materially adversely affect our ability to raise additional capital.

In the event that any of our funds were to perform poorly, our revenue, income and cash flow would decline because the value of our assets under management would decrease, which would result in a reduction in management fees. A decrease in our investment returns would result in a reduction in incentive income and, if such decrease was substantial, could result in the elimination of incentive income for a given year. Poor performance of our funds could make it more difficult for us to raise new capital. Investors in our funds might decline to invest in future funds we raise and investors in our funds might redeem their investments as a result of poor performance of the funds in which they are invested in favor of investments which are perceived to have lower risk or greater opportunity for returns. Investors and potential investors in our funds continually assess our funds’ performance, and our ability to raise capital for existing and future funds and avoid excessive redemption levels will depend on our funds’ continued satisfactory performance.

Dependence on significant leverage in investments by our funds could materially adversely affect our ability to achieve positive rates of return on those investments.

Our funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital either directly or through the use of derivative instruments. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investments in our funds. Our funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Volatility in the credit markets increases the degree of risk associated with such borrowing. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. Increases in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.

Third-party investors in our funds will have the right to remove us as investment manager or general partner of the funds and investors in our funds may redeem their investments. These events would lead to a decrease in our revenues, which could be substantial.

The governing agreements of most of our funds provide that, subject to certain conditions, third-party investors in those funds will have the right, without cause, to vote to remove us as investment manager or general partner of the fund by a simple majority vote, resulting in the elimination of management fees and incentive income derived from those funds. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.

Investors in our funds may also generally redeem their investments on an annual or quarterly basis following the expiration of a specified period of time when capital may not be redeemed (typically between five and nine fiscal quarters), subject to the applicable fund’s specific redemption provisions. In a declining market, the pace of redemptions and consequent reduction in our assets under management could accelerate. The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, net income and cash flows.

The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with making an investment.

Before making investments, particularly investments in securities that are not publicly-traded, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

Our funds invest in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of our principal investments.

Our funds invest in securities that are not publicly-traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our funds to dispose of such investments is heavily dependent on the public equity markets. Even if the securities are publicly-traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the required holding period. Accordingly, under certain conditions, our funds may be forced to either sell securities at lower prices than they had expected to realize or defer—potentially for a considerable period of time—sales that they had planned to make. Contributing capital to these investments is risky, and we may lose some or all of the principal amount of such investments.

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily ascertainable market prices for a large number of the illiquid investments in our funds. The value of the investments of our funds is determined periodically by us based on the fair value of such investments. The fair value of investments is determined using a number of methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. These valuation methodologies can involve a significant degree of management judgment. In addition, because the illiquid investments held by our funds may be in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

Because there is significant uncertainty in the valuation of or in the stability of the value of illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable fund, a decline in asset management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different from values reflected in fund net asset values will cause investors to lose confidence in us which may, in turn, result in redemptions from our funds or difficulties in our ability to raise additional capital.

Our funds make investments in companies that we do not control.

Investments by all of our funds will include investments in debt or equity of companies that we do not control. Such investments may be acquired by our funds through trading activities or through purchases of securities from the issuer. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. In addition, we may make investments in which we share control over the investment with co-investors, which may make it more difficult for us to implement our investment approach or exit the investment when we otherwise would. If any of the foregoing were to occur, the values of investments by our funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

We expect our funds to make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.

All of our funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:

•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

•	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;

•	the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation;

•	differences in the legal and regulatory environment;

•	difficulties in enforcing contracts and filing claims under foreign legal systems;

•	less publicly available information in respect of companies in non-U.S. markets;

•

certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments; and

•	the possible imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities.

There can be no assurance that adverse developments with respect to such risks will not materially adversely affect our funds’ investments that are held in certain countries or the returns from these investments.

Risk management activities may materially adversely affect the return on our funds’ investments.

When managing our funds’ exposure to market risks, the relevant fund (or one of our affiliates on behalf of the funds) may from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit its exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging or other derivative transactions generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument, the position being hedged, and the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.

Certain of our investments may be concentrated in certain asset types or in a geographic region, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.

The governing agreements of our funds generally contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. During periods of difficult market conditions or slowdowns in these regions, any decrease in revenues and difficulty in obtaining access to financing may be exacerbated by any concentration of investments, which would result in lower investment returns for our funds.

Our funds’ investments are subject to numerous additional risks.

Our funds’ investments are subject to numerous additional risks, including the following:

•	Generally, there are few limitations on the execution of our funds’ investment strategies, which are subject to the sole discretion of the investment manager or the general partner of such funds;

•

The funds may engage in short-selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions;

•

The funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a credit or liquidity problem or because of a dispute over the terms of the contract (whether or not bona fide), thus causing the fund to suffer a loss. Counterparty default risk has increased significantly in recent months due, in part, to the collapse of certain sectors of the mortgage financing market and the overall tightening of global credit markets, which have, in certain instances, led to material liquidity constraints. In addition, it has become increasingly apparent that the financial health and strength of even the most well-established financial intermediaries and other counterparties may be difficult to assess and verify. Counterparty risk may be further accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Generally, the funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. Moreover, the funds’ monitoring of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses;

•

Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” may materially adversely affect the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the funds interact on a daily basis although the Federal Reserve has recently shown a willingness to take action to prevent a systemic collapse, no assurance can be given that such actions will be taken in the future or that they will be successful in all cases;

•

The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position;

•

The funds are subject to risks due to potential illiquidity of assets. The funds may make investments or hold trading positions in markets or entities that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for the funds to liquidate positions rapidly in order to meet margin calls, withdrawal requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise; and

•

Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the securities underlying them. In addition, the funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties.

Most of our funds utilize distressed debt and equity restructuring investment strategies which involve significant risks and potential additional liabilities.

Most of our funds invest a portion of their assets in issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth and/or special competitive problems. These funds may also invest in issuers that are involved in bankruptcy or reorganization proceedings. In such situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these issuers. Furthermore, some of our funds’ distressed investments may not be widely traded or may have no recognized market. Depending on the specific fund’s investment profile, a fund’s exposure to such investments may be substantial in relation to the market for those investments and the acquired assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the fair value of such investments to ultimately reflect their intrinsic value as perceived by us.

A central strategy of our equity restructuring investing is to predict the occurrence of certain corporate events, such as debt and/or equity offerings, reorganizations, mergers, takeover offers and other transactions. If we do not accurately predict these events, the market price and value of our funds’ investment could decline sharply.

In addition, these investments could subject our funds to certain potential additional liabilities that may exceed the value of their original investments. Under certain circumstances, payments or distributions on certain investments may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. In the case where the investment in securities of troubled companies is made in connection with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, our funds may become involved in substantial litigation.

If our risk management systems are ineffective, we may be exposed to material unanticipated losses.

We continue to refine our risk management techniques, strategies and assessment methods. However, our risk management techniques and strategies may not fully mitigate the risk exposure of our funds in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Some of our strategies for managing risk in our funds are based upon our use of historical market behavior statistics. We apply statistical and other tools to these observations to measure and analyze the risks to which our funds are exposed. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in the funds or to seek positive, risk-adjusted returns. In addition, any risk management failures could cause fund losses to be significantly greater than the historical measures predict. Furthermore, our mathematical modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses. See “Item 1. Business—Overview—Risk Management Principles and Practices.”

We are subject to risks in using prime brokers, custodians, administrators and other agents.

All of our funds depend on the services of prime brokers, custodians, administrators or other agents to carry out certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, the funds might not be able to recover equivalent assets in full as they will rank among the prime broker’s and custodian’s unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the funds’ cash held with a prime broker or custodian may not be segregated from the prime broker’s or custodian’s own cash, and the funds will therefore rank as unsecured creditors in relation thereto.

Risks Related to Our Organization and Structure

Control by Mr. Och of the total combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could adversely affect the market price of the Class A Shares or deprive our Class A shareholders of an opportunity to receive a premium as part of a sale of our Company.

Our partners control approximately 79.1% of the combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares. In addition, each of our partners has granted to the members of the Class B Shareholder Committee, the sole member of which is currently our founder, Mr. Och, an irrevocable proxy to vote all of such shares as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability, or (ii) such time as our partners hold less than 40% of our total combined voting power. Accordingly, Mr. Och currently has the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, he will be able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. The control of voting power by Mr. Och could deprive Class A shareholders of an opportunity to receive a premium for their Class A Shares as part of a sale of our Company, and might ultimately affect the market price of the Class A Shares. Upon Mr. Och’s withdrawal, death or disability, the Class B Shareholder Committee will consist of either (i) the members of the Partner Management Committee, who shall act by majority vote in such capacity, or (ii) a partner elected by majority vote of the remaining members of the Partner Management Committee to serve as the sole member of the Class B Shareholder Committee.

Because our partners control more than 50% of our voting power, we are eligible for the “controlled company” exception from NYSE requirements that our Board of Directors be comprised of a majority of independent directors and that our Compensation Committee and Nominating, Corporate Governance and Conflicts Committee consist solely of independent directors. Although we do not currently intend to utilize this exception, we may in the future determine to do so.

In addition, the shareholders’ agreement among us and our partners, in their capacity as the Class B shareholders, provides the Class B Shareholder Committee, so long as our partners and their permitted transferees continue to hold more than 40% of the total combined voting power of our outstanding Class A Shares and Class B Shares, with approval rights over a variety of significant Board actions, including:

•

any incurrence of indebtedness, other than inter-company indebtedness, in one transaction or a series of related transactions, by us or any of our subsidiaries or controlled affiliates in an amount in excess of approximately 10% of the then existing long-term indebtedness of us and our subsidiaries;

•

any issuance by us or any of our subsidiaries or controlled affiliates, in any transaction or series of related transactions, of equity or equity-related shares which would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 10% of the total combined voting power of our outstanding Class A Shares and Class B Shares other than (i) pursuant to transactions solely among us and our wholly owned subsidiaries, (ii) upon issuances of securities pursuant to the Plan, (iii) upon the exchange of Och-Ziff Operating Group A Units with the Och-Ziff Operating Group entities for our Class A Shares pursuant to the exchange agreement or (iv) upon conversion of convertible securities or upon exercise of warrants or options, which convertible securities, warrants or options are either outstanding on the date of, or issued in compliance with, the shareholders’ agreement;

•

any equity or debt commitment or investment or series of related equity or debt commitments or investments by us or any of our subsidiaries or controlled affiliates in an unaffiliated entity or related group of entities in an amount greater than $250 million;

•	any entry by us, any subsidiary or controlled affiliate into a new line of business that does not involve investment management and that requires a principal investment in excess of $100 million;

•	the adoption of a shareholder rights plan;

•	any appointment or removal of a chief executive officer or co-chief executive officer; or

•	the termination of the employment of an executive officer or the active involvement of a partner with us or any of our subsidiaries or controlled affiliates without cause.

In addition, our operating agreement requires that we obtain the consent of the Class B Shareholder Committee for specified actions primarily relating to our structure so long as any Class B Shares are outstanding. Our structure is intended to ensure that we maintain exchangeability of Class A Shares and Och-Ziff Operating Group A Units on a one-for-one basis. Accordingly, the Class B Shareholder Committee will have the right to approve or consent to actions that could result in an economic disparity, such as the issuance of certain securities, making certain capital contributions, owning or disposing of certain assets, incurring certain indebtedness and conducting business outside of the Och-Ziff Operating Group.

Our operating agreement contains provisions that reduce fiduciary duties of our directors and officers with respect to potential conflicts of interest against such individuals and limit remedies available to our Class A shareholders against such individuals for actions that might otherwise constitute a breach of duty. Our operating agreement contains provisions limiting the liability of our officers and directors to us, which also reduces remedies available to our Class A shareholders for certain acts by such person.

Our operating agreement provides that in the event a potential conflict of interest exists or arises between any of our partners, our officers, our directors or their respective affiliates, on the one hand, and us, any of our subsidiaries or any of our shareholders, on the other hand, a resolution or course of action by our Board of Directors shall be deemed approved by all of our shareholders, and shall not constitute a breach of the fiduciary duties of members of the Board to us or our shareholders, if such resolution or course of action is (i) approved by our Nominating, Corporate Governance and Conflicts Committee, which is composed of independent directors, (ii) approved by shareholders holding a majority of our shares that are disinterested parties, (iii) on terms no less favorable than those generally provided to or available from unrelated third parties, or (iv) fair and reasonable to us. Accordingly, if such a resolution or course of action is approved by our Nominating, Corporate Governance and Conflicts Committee or otherwise meets one or more of the above criteria, shareholders will not be able to successfully assert a claim that such resolution or course of action constituted a breach of fiduciary duties owed to our shareholders by our officers, directors and their respective affiliates. Under the Delaware General Corporation Law, which we refer to as the “DGCL,” in contrast, a corporation is not permitted to automatically exempt Board members from claims of breach of fiduciary duty under such circumstances.

Our operating agreement also provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us other than in instances of fraud, gross negligence and willful misconduct. Accordingly, unless our officers and directors commit acts of fraud, gross negligence or willful misconduct, our shareholders may not have remedies available against such individuals under applicable law. Under the DGCL, in contrast, a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders; (ii) intentional misconduct or knowing violations of the law that are not done in good faith; (iii) improper redemption of stock or declaration of a dividend, or (iv) a transaction from which the director derived an improper personal benefit.

Our operating agreement also provides that we will indemnify our directors and officers for acts or omissions to the fullest extent permitted by law other than in instances of fraud, gross negligence and willful misconduct, against all expenses and liabilities (including judgments, fines, penalties, interest, amounts paid in settlement with the approval of the Company and counsel fees and disbursements) arising from the performance of any of their obligations or duties in connection with their service to us or the operating agreement, including in connection with any civil, criminal, administrative, investigative or other action, suit or proceeding to which any such person may hereafter be made party by reason of being or having been one of our directors or officers. Under the DGCL, in contrast, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in a criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful.

Because our partners hold their economic interest through Och-Ziff Operating Group, conflicts of interest may arise between them and holders of our Class A Shares or us.

Our partners hold 72.7% of the equity in the Och-Ziff Operating Group. Because they hold their economic interest in our business directly through Och-Ziff Operating Group A Units, rather than through ownership of our Class A Shares, our partners may have conflicting interests with holders of Class A Shares or with us. For example, our partners will have different tax positions from shareholders which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our founding owners under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration the partners’ tax considerations even where no similar benefit would accrue to us.

We intend to pay regular distributions but our ability to do so may be limited by our holding company structure, as we are dependent on distributions from the Och-Ziff Operating Group to make distributions and to pay taxes and other expenses.

As a holding company, our ability to make distributions or to pay taxes and other expenses is subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A shareholders. Accordingly, we expect to cause the Och-Ziff Operating Group to make distributions to its direct unitholders holding Och-Ziff Operating Group Equity Units, initially our intermediate holding companies and our founding owners, pro rata in an amount sufficient to enable us to pay such distributions to our Class A shareholders; however, no assurance can be given that such distributions will or can be made. Our Board of Directors can reduce or eliminate our distributions at any time, in its discretion. In addition, the Och-Ziff Operating Group is required to make minimum tax distributions to its direct unitholders, to which our Class A shareholders will not be entitled. As a result, Class A shareholders may not receive any distributions at a time when our founding owners are receiving distributions on their Och-Ziff Operating Group A Units. If the Och-Ziff Operating Group has insufficient funds to make such distributions, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. Furthermore, by paying cash distributions rather than investing that cash in our business, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.

The declaration and payment of any future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy at any time. Because we only earn and recognize incentive income on an annual basis, we anticipate that quarterly distributions in respect of the first three fiscal quarters will be disproportionate to distributions in respect of the last fiscal quarter, which will typically be paid in the first fiscal quarter of the following year. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our term loan; legal, tax and regulatory restrictions; and other restrictions and implications on the payment of distributions by us to our Class A shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Any income payments made to our partners and compensatory payments made to our employees, as well as payments that Och-Ziff Corp makes under the tax receivable agreement and distributions to holders of Och-Ziff Operating Group Equity Units in respect of their tax liabilities arising from their direct ownership of Och-Ziff Operating Group Equity Units, will reduce amounts that would otherwise be available for distribution by us on the Class A Shares. In addition, any discretionary income allocations on the Class C Non-Equity Interests as determined by the Chairman of the Partner Management Committee (or, in the event there is no Chairman, the full Partner Management Committee acting by majority vote) in conjunction with our Compensation Committee, will also reduce amounts available for distribution to our Class A shareholders. We have granted Class A restricted share units to our managing directors, other employees, and independent members of our Board of Directors, which accrue distributions to be paid if and when the underlying Class A restricted share units vest. Distributions may be paid in cash or in additional Class A restricted share units that accrue additional distributions and will be settled at the same time the underlying Class A restricted share units vest.

The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware limited liability company, we are not permitted to make distributions if and to the extent that after giving effect to such distributions, our liabilities would exceed the fair value of our assets. In addition, we will not be permitted to make distributions if we are in default under our term loan, and the term loan limits the amount of distributions we can pay to our “free cash flow,” as such term is defined in the term loan.

The vast majority of cash and investment assets reflected on our historical audited combined balance sheets belongs to our funds which are presented on a consolidated basis under GAAP. We depend on the cash we receive from the Och-Ziff Operating Group.

Our historical audited combined financial information includes significant investment asset balances, cash and restricted cash that is owned by our consolidated funds. Although the investments, cash and other assets of certain of our funds were historically included in our consolidated statements for financial reporting purposes, such assets were not available to us to pay distributions or for other liquidity needs but rather were property of the relevant fund. Following changes made to our fund documents, most of our domestic funds are no longer included in our combined financial statements as of January 1, 2007 and none of our offshore funds is included as of June 30, 2007. As a result, such funds’ assets no longer appear on the face of our balance sheets. We depend on distributions from the Och-Ziff Operating Group for cash and the Och-Ziff Operating Group depends primarily on the management fees and incentive income it receives from our funds and its portion of the distributions made by the funds, if any, for cash. We do not receive management fees or earn incentive income on investments made by us, our managing directors or other employees or on certain investments made by our partners prior to the IPO.

We are required to pay our founding owners for most of the tax benefits we realize as a result of the tax basis step-up we receive in connection with taxable exchanges by our founding owners of Och-Ziff Operating Group A Units or our acquisitions of those units from our founding owners.

At any time and from time to time, subject to vesting, minimum retained ownership requirements and transfer restrictions, each of our founding owners has, and each of our future owners may have, the right to exchange its Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent) in a taxable transaction. These taxable exchanges, as well as other acquisitions of Och-Ziff Operating Group A Units from our owners, may result in increases in the tax depreciation and amortization deductions, as well as an increase in the tax basis of other assets, of Och-Ziff Operating Group that otherwise would not have been available. These increases in tax depreciation and amortization deductions, as well as the tax basis of other assets, may reduce the amount of tax that our corporate taxpayer intermediate holding companies that hold an interest in an Och-Ziff Operating Group entity would otherwise have been required to pay in the future, although the Internal Revenue Service may challenge all or part of increased deductions and tax basis increase, and a court could sustain such a challenge.

In connection with the IPO, we entered into a tax receivable agreement with our founding owners that provides for the payment by the corporate taxpayers (including Och-Ziff if it is treated as a corporate taxpayer) to those owners of 85% of the amount of tax savings, if any, that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis of the Och-Ziff Operating Group. The amounts to be paid will reflect the fact that payments under the tax receivable agreement may result in further tax savings, and thus may give rise to additional payment obligations thereunder. The obligation to pay 85% of the amount of such cash savings to our founding owners is an obligation of the corporate taxpayers and not of the Och-Ziff Operating Group entities. Future cash savings and related payments to our founding owners in respect of subsequent exchanges would be in addition to these amounts. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors (including the law as in effect at the time of an exchange or a payment under the tax receivable agreement, the timing of future exchanges, the timing and amount of prior payments under the tax receivable agreement, the price of our Class A Shares at the time of any exchange, the composition of the Och-Ziff Operating Group’s assets at the time of any exchange, the extent to which such exchanges are taxable and the amount and timing of the income of Och-Ziff Corp and our other intermediate corporate taxpayers that hold Och-Ziff Operating Group B Units in connection with an exchange, if any). Depending upon the outcome of these factors, payments that we may be obligated to make to our partners and the Ziffs under the tax receivable agreement in respect of exchanges could be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement, however, the timing and amounts of any such actual payments are not reasonably ascertainable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Were the IRS to challenge a tax basis increase, our owners who have received payments under the tax receivable agreement will not reimburse the corporate taxpayers for any such payments that have been previously made. As a result, in certain circumstances, payments could be made to our owners under the tax receivable agreement in excess of the corporate taxpayers’ cash tax savings. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, including the timing and amount of our future income.

Decisions made by the partners in the course of running our business, in particular decisions made with respect to the sale or disposition of assets or change of control, may influence the timing and amount of payments that are payable to an exchanging or selling owner under the tax receivable agreement. In general, earlier disposition of assets following an exchange or acquisition transaction will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets before an exchange or acquisition transaction will tend to increase an owner’s tax liability without giving rise to any rights to receive payments under the tax receivable agreement.

In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, the corporate taxpayers’ (or their successors’) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain prescribed assumptions, including that the corporate taxpayers would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. Accordingly, obligations under the tax receivable agreement may make it more expensive for third parties to acquire control of us and make it more difficult for the holders of Class A Shares to recognize a premium in connection with any such transaction. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions, Future Liquidity and Capital Needs.”

If we are deemed an investment company under the Investment Company Act of 1940, our business would be subject to applicable restrictions under that Act, which could make it impracticable for us to continue our business as contemplated and would have a material adverse impact on the market price of our Class A Shares.

We do not believe that we are an “investment company” under the 1940 Act because the nature of our assets and the sources of our income exclude us from the definition of an investment company under the 1940 Act. In addition, we believe our Company is not an investment company under Section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment company business. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated. In addition, we would no longer be treated, for U.S. federal income tax purposes, as a partnership and our earnings would become taxable as a corporation, which could have a material adverse effect on our business and the price of our Class A Shares.

Risks Related to Our Shares

The market price and trading volume of our Class A Shares may be volatile, which could result in rapid and substantial losses for our shareholders.

The market price of our Class A Shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A Shares may fluctuate and cause significant price variations to occur. If the market price of our Class A Shares declines significantly, shareholders may be unable to resell their Class A Shares at or above their purchase price, if at all. The market price of our Class A Shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A Shares or result in fluctuations in the price or trading volume of our Class A Shares include:

•	variations in our quarterly operating results;

•	failure to meet our earnings estimates;

•	publication of research reports about us or the asset management industry or the failure of securities analysts to cover our Class A Shares in the future;

•	additions to or departures of our partners and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community about our business;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market and economic conditions.

The price of our Class A Shares may decline due to the large number of shares eligible for future sale and for exchange into Class A Shares.

The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2007, 74,138,572 Class A Shares were outstanding, 13,959,579 Class A restricted share units were granted to our managing directors, other employees, and independent members of our Board of Directors, pursuant to the Plan, and approximately 44 million Class A Shares remain available for future grant under the Plan. Beginning in 2008, the Class A Shares reserved under the Plan will be increased on the first day of each fiscal year during the Plan’s term by the positive difference, if any, of (i) 15% of the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group A Units for Class A Shares) on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved for issuance under the Plan as of such date.

The 36,000,000 Class A Shares held by our public shareholders are freely tradeable by non-affiliates and tradeable by affiliates under Rule 144 without regard to holding period limitations.

We have agreed with the underwriters of the IPO not to sell, otherwise dispose of or hedge, directly or indirectly, any of our Class A Shares or any securities issuable upon conversion of, or exchange or exercise for, Class A Shares (including interests in the Och-Ziff Operating Group), subject to specified exceptions, for 180 days after the completion of our IPO, except with the prior written consent of Goldman, Sachs & Co. and Lehman Brothers Inc. Subject to these agreements, we may issue and sell in the future additional Class A Shares or any securities issuable upon conversion of, or exchange or exercise for, Class A Shares (including interests in the Och-Ziff Operating Group).

As of December 31, 2007, our founding owners owned an aggregate of 311,099,524 Och-Ziff Operating Group A Units. Each founding owner has the right to exchange each of its Och-Ziff Operating Group A Units for one of our Class A Shares (or, at our option, a cash equivalent), subject to vesting, minimum retained ownership requirements and transfer restrictions. Our founding owners, directors, executive officers, managing directors and participants in our directed share program have agreed with the underwriters of the IPO not to dispose of or hedge, directly or indirectly, any of our Class A Shares or any securities issuable upon conversion of, or exchange or exercise for, Class A Shares (including interests in the Och-Ziff Operating Group), subject to specified exceptions, for 180 days after the completion of our IPO, except with the prior written consent of Goldman, Sachs & Co. and Lehman Brothers Inc. After the expiration of this 180-day lock-up period, these Class A Shares and Och-Ziff Operating Group A Units will be eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations. Under certain circumstances the 180-day lock-up period may be extended.

We have entered into a registration rights agreement with our founding owners such that, after the expiration of their 180-day lock-up period, our partners will have the ability to cause us to register the Class A Shares they acquire upon exchange of their Och-Ziff Operating Group A Units or otherwise and our partners and the Ziffs will have certain “piggyback” registration rights in connection with registered offerings of our securities. In addition, we will be required to file a shelf registration statement on or prior to the fifth anniversary of the IPO covering the resale of all Class A Shares held by our partners and the Ziffs or issuable upon exchange of their Och-Ziff Operating Group A Units.

As of December 31, 2007, we have granted 13,959,579 Class A restricted share units to our managing directors, other employees, and the independent members of our Board of Directors (excluding dividends on the restricted share units, if any), which units may be settled at the election of a majority of our Board of Directors in Class A Shares or cash. These units will vest, subject to continued employment, and the underlying Class A Shares will be issued, or cash in lieu thereof will be paid, in equal installments over a four-year period beginning on the first anniversary of the IPO. If an employee leaves or is terminated for any reason other than as a result of death or disability or in the event of a termination without cause within the one-year period following a change in control of us, such employee will forfeit all unvested units. Upon an employee’s termination of employment as a result of death or disability, all restricted share units will vest. Upon an employee’s termination without cause within the one-year period following a change in control of us, all restricted share units will vest and be settled in Class A Shares or cash on the first business day following the date such restricted share units would have otherwise become vested. We filed a registration statement on Form S-8 to register an aggregate of 57,785,714 Class A Shares reserved for issuance under the Plan (not including automatic annual increases thereto). As a result, any Class A Shares issued in respect of the Class A restricted share units will be freely transferable by non-affiliates upon issuance and by affiliates under Rule 144, without regard to holding period limitations.

Concurrently with the consummation of the IPO, DIC Sahir acquired 38,138,571 of our Class A Shares. Subject to certain transfer restrictions, DIC Sahir is able to sell these Class A Shares and is entitled to certain registration rights. Further, pursuant to the terms of the Securities Purchase and Investment Agreement with DIC Sahir through which DIC Sahir acquired its shares, DIC Sahir and its controlled affiliates are restricted from purchasing any additional Class A Shares. We may determine at any time to waive or amend any provisions of the Securities Purchase and Investment Agreement, including the ownership threshold set forth therein.

The operating group limited partnership agreements authorize the Och-Ziff Operating Group entities to issue an unlimited number of additional partnership interests and authorize the general partner to specify (i) the allocations of items of partnership income, gain, loss, deduction and credit to holders of each such class or series of interests; (ii) the right of holders of each such class or series of interests to share (on a pari passu, junior or preferred basis) in partnership distributions; (iii) the rights of holders of each such class or series of interests upon dissolution and liquidation of the limited partnership; (iv) the voting rights, if any, of holders of each such class or series of interests; and (v) the conversion, redemption or exchange rights applicable to each such class or series of units, including exchanges for Class A Shares. The total number of interests that may be created pursuant to the foregoing and the issuance thereof that may be authorized by the general partner is not limited.

Our partners’ beneficial ownership of Class B Shares, our shareholders’ agreement, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our partners beneficially own all of our Class B Shares, which as of December 31, 2007, represents approximately 79.1% of the total voting power of our Company. In addition, our partners have granted an irrevocable proxy to vote all of such shares to the Class B Shareholder Committee (the sole member of which is currently Mr. Och) as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability or (ii) such time as our partners hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, under the shareholders’ agreement entered into in connection with the IPO, the Class B Shareholder Committee has approval rights with respect to certain actions of our Board of Directors, including actions relating to a potential change in control, so long as our partners continue to hold at least 40% of our total combined voting power and has the ability to initially designate five of the seven nominees to our Board of Directors, and, under our operating agreement, the Class B Shareholder Committee will have certain consent rights with respect to structural and other changes involving our Company. See “—Risks Related to Our Organization and Structure—Control by Mr. Och of the combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could adversely affect the market price of the Class A Shares or deprive our Class A shareholders of an opportunity to receive a premium as part of a sale of our Company.”

In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, the corporate taxpayers’ (or any successors’) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain prescribed assumptions, including that the corporate taxpayers would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. The provisions may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders.

In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board of directors, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our Board of Directors to thwart a takeover attempt. The market price of our Class A Shares could be adversely affected to the extent that Mr. Och’s control over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

Risks Related to Taxation

Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

The U.S. federal income tax treatment of holders of the Class A Shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Class A Shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, change the character or treatment of portions of our income (including, for instance, treating carried interest income as entirely ordinary income), affect the tax considerations of an investment in us and adversely affect an investment in our Class A Shares. “Carried interest” is a term often used in the marketplace as a general reference to describe a general partner’s right to receive its incentive income in the form of a profit allocation eligible for capital gains tax treatment (to the extent that the carried interest consists of capital gains). See “—Members of the United States Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

Our organizational documents and agreements permit the Board of Directors to modify our operating agreement from time to time, without the consent of the holders of Class A Shares, in order to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all of the holders of our Class A Shares. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders in a manner that reflects such holders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Internal Revenue Code of 1986, as amended, and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated, or disallowed, in a manner that adversely affects holders of the Class A Shares.

Members of the United States Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.

On June 14, 2007, the Chairman and the Ranking Republican Member of the United States Senate Committee on Finance introduced legislation that would tax as corporations publicly-traded partnerships that directly or indirectly derive income from investment adviser or asset management services. The Chairman and the Ranking Republican Member stated that they do not believe that proposed public offerings of private equity and hedge fund management firms are consistent with the intent of the existing rules regarding publicly-traded partnerships because the majority of their income is from the active provision of services to investment funds and limited partner investors in such funds. As explained in the technical explanation accompanying the proposed legislation:

Under the bill, the exception from corporate treatment for a publicly-traded partnership does not apply to any partnership that, directly or indirectly, has any item of income or gain (including capital gains or dividends), the rights to which are derived from services provided by any person as an investment adviser, as defined in the Advisers Act, or as a person associated with an investment adviser, as defined in that Act. Further, the exception from corporate treatment does not apply to a partnership that, directly or indirectly, has any item of income or gain (including capital gains or dividends), the rights to which are derived from asset management services provided by an investment adviser, a person associated with an investment adviser, or any person related to either, in connection with the management of assets with respect to which investment adviser services were provided. For purposes of the bill, these determinations are made without regard to whether the person is required to register as an investment adviser under the Advisers Act.

If enacted in the form in which it was introduced by the Chairman and the Ranking Republican Member of the United States Senate Committee on Finance, the proposed legislation would be applicable to taxable years of a partnership beginning on or after June 14, 2007. On June 20, 2007, a Congressman from Vermont introduced legislation in the House of Representatives that is substantially similar to the legislation introduced by the Chairman and the Ranking Republican Member of the United States Senate Committee on Finance. In addition, on June 22, 2007, members of the United States House of Representatives Committee on Ways and Means, including the Chairman, introduced legislation in the House of Representatives that would have the effect of treating publicly-traded partnerships that derive income directly or indirectly from investment management services as corporations for U.S. federal income tax purposes (although no effective date for such legislation has been proposed to date).

On October 25, 2007, the Chairman of the United States House of Representatives Committee on Ways and Means introduced comprehensive tax legislation that includes provisions that, if enacted in their proposed form, would have the effect of causing publicly-traded partnerships that derive income from investment management services to be treated as corporations for U.S. federal income tax purposes, similar to the proposal introduced on June 22, 2007, and would increase the amortization period for assets such as goodwill from 15 to 20 years.

If any version of these legislative proposals were to be enacted into law in the form in which it was introduced, or if other similar legislation were enacted or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules, Class A shareholders would be negatively impacted because we would incur a material increase in our tax liability as a public company from the date any such changes became applicable to us, which could result in a reduction in the value of our Class A Shares.

You may be subject to U.S. federal income tax on your share of our taxable income, regardless of whether you receive any cash distributions from us.

So long as we are not required to register as an investment company under the 1940 Act and 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of the Code on a continuing basis, we will be treated, under current law, as a partnership for U.S. federal income tax purposes and not as an association or a publicly-traded partnership taxable as a corporation. You may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on your allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow-through basis) for each of our taxable years ending with or within your taxable year, regardless of whether or not you receive cash distributions from us. You may not receive cash distributions equal to your allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation, which we refer to as “CFC,” and a Passive Foreign Investment Company, which we refer to as “PFIC,” may produce taxable income prior to the receipt of cash relating to such income, and holders of our Class A Shares that are United States persons will be required to take such income into account in determining their taxable income. Under our operating agreement, in the event of an inadvertent partnership termination in which the IRS has granted us limited relief, each holder of our Class A Shares also is obligated to make such adjustments as are required by the IRS to maintain our status as a partnership. Such adjustments may require persons who hold our Class A Shares to recognize additional amounts in income during the years in which they hold such shares. We may also be required to make payments to the IRS.

There can be no assurance that amounts paid as distributions on Class A Shares will be sufficient to cover the tax liability arising from ownership of Class A Shares.

Any distributions paid on Class A Shares will not take into account your particular tax situation (including the possible application of the alternative minimum tax) and, therefore, because of the foregoing as well as other possible reasons, may not be sufficient to pay your full amount of tax based upon your share of our net taxable income. In addition, the actual amount and timing of distributions will always be subject to the discretion of our Board of Directors and we cannot assure you that we will in fact pay cash distributions as currently intended. In particular, the amount and timing of distributions will depend upon a number of factors, including, among others:

•	general business and economic conditions and our strategic plans and prospects;

•	amounts necessary or appropriate to provide for the conduct of our business, including to pay operating and other expenses;

•	amounts necessary to make appropriate investments in our business and our funds and the timing of such investments;

•	our actual results of operations and financial condition;

•	restrictions imposed by our operating agreement and Delaware law;

•	contractual restrictions, including restrictions imposed by our term loan and payment obligations under our tax receivable agreement;

•	cash income allocations to our partners, if any, and compensatory payments made to our employees;

•	the amount of cash that is generated by our investments or to fund liquidity needs;

•	contingent liabilities; and

•	other factors that our Board of Directors deems relevant.

Even if we do not distribute cash in an amount that is sufficient to fund your tax liabilities, you will still be required to pay income taxes on your share of our taxable income.

If we were to be treated as a corporation for U.S. federal income tax purposes, the value of the Class A Shares may be adversely affected.

We have not requested, and do not plan to request, a ruling from the IRS on our treatment as a partnership for U.S. federal income tax purposes, or on any other matter affecting us. Under current law and assuming full compliance with the terms of our operating agreement (and other relevant documents) and based upon factual statements and representations made by us, Skadden, Arps, Slate, Meagher & Flom LLP opined that at the closing of the IPO we would be treated as a partnership, and not as an association or a publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes. However, opinions of counsel are not binding upon the IRS or any court, and the IRS may challenge this conclusion and a court may sustain such a challenge. The factual representations made by us upon which Skadden, Arps, Slate, Meagher & Flom LLP relied relate to our organization, operation, assets, activities, income, and present and future conduct of our operations.

In general, if an entity that would otherwise be classified as a partnership for U.S. federal income tax purposes is a “publicly-traded partnership” (as defined in the Code) it will be nonetheless treated as a corporation for U.S. federal income tax purposes, unless the exception described below, and upon which we intend to rely, applies. A publicly-traded partnership will, however, be treated as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of the Code and it is not required to register as an investment company under the 1940 Act. We refer to this exception as the “qualifying income exception.”

Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We expect that our income generally will consist of interest and dividends (including dividends from Och-Ziff Corp), capital gains and other types of qualifying income, such as income from notional principal contracts, securities loans, options, forward contracts and future contracts. No assurance can be given as to the types of income that will be earned in any given year. If we fail to satisfy the qualifying income exception described above, items of income and deduction would not pass through to holders of the Class A Shares and holders of the Class A Shares would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. In such a case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of such income. Moreover, dividends to holders of the Class A Shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and the payment of these dividends would not be deductible by us. Taxation of us as a publicly-traded partnership taxable as a corporation could result in a material adverse effect on our cash flow and the after-tax returns for holders of Class A Shares and thus could result in a substantial reduction in the value of the Class A Shares.

Tax gain or loss on disposition of our Class A Shares could be more or less than expected.

If you sell your Class A Shares, you will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those Class A Shares. Prior distributions to you in excess of the total net taxable income allocated to you, which decreased the tax basis in your Class A Shares, will in effect become taxable income to you if the Class A Shares are sold at a price greater than your tax basis in those Class A Shares, even if the price is less than the original cost.

We treat each purchaser of our Class A Shares as having the same tax benefits without regard to the Class A Shares purchased. The IRS may challenge this treatment, which could adversely affect the value of our Class A Shares.

Because we cannot match transferors and transferees of Class A Shares, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our holders. It also could affect the timing of these tax benefits or the amount of gain on the sale of Class A Shares and could have a negative impact on the value of our Class A Shares or result in audits of and adjustments to our holders’ tax returns.

If we were not to make, or cause to be made, an otherwise available election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of OZ Advisors II, a holder of Class A Shares could be allocated more taxable income in respect of those shares prior to disposition than if such an election were made.

We currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to us. If no such election is made with respect to us and OZ Advisors II, there will generally be no adjustment to the basis of the assets of OZ Advisors II upon our acquisition of interests in OZ Advisors II in connection with the IPO or upon a subsequent exchange of OZ Operating Group A Units for Class A Shares, or to our assets or to the assets of OZ Advisors II upon a subsequent transferee’s acquisition of Class A Shares from a prior holder of such shares, even if the purchase price for those interests or shares, as applicable, is greater than the share of the aggregate tax basis of our assets or the assets of OZ Advisors II attributable to those interests or units immediately prior to the acquisition. Consequently, upon a sale of an asset by us or OZ Advisors II, gain allocable to a holder of Class A Shares could include built-in gain in the asset existing at the time we acquired those interests, or such holder acquired such shares, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.

The sale or exchange of 50% or more of our capital and profit interests will result in the termination of our partnership for federal income tax purposes.

We will be considered to have been terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all holders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

Complying with certain tax-related requirements may cause us to forego otherwise attractive business or investment opportunities or enter into acquisitions, borrowings, financings or arrangements we may not have otherwise entered into.

In order for us to be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly-traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis and we must not be required to register as an investment company under the 1940 Act. In order to effect such treatment we (or our subsidiaries) may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings we may not have otherwise entered into. This may adversely affect our ability to operate solely to maximize our cash flow. Our structure also may impede our ability to engage in certain corporate acquisitive transactions because we generally intend to hold all of our assets through the Och-Ziff Operating Group. In addition, we may be unable to participate in certain corporate reorganization transactions that would be tax free to our holders if we were a corporation. To the extent we hold assets other than through the Och-Ziff Operating Group, we will make appropriate adjustments to the Och-Ziff Operating Group agreements so that distributions to partners and us would be the same as if such assets were held at that level.

We may not be able to invest in certain assets, other than through a taxable corporation.

In certain circumstances, we or one of our subsidiaries may have an opportunity to invest in certain assets through an entity that is characterized as a partnership for U.S. federal income tax purposes, where the income of such entity may not be “qualifying income” for purposes of the publicly-traded partnership rules. In order to manage our affairs so that we will meet the qualifying income exception, we may either refrain from investing in such entities or, alternatively, we may structure our investment through an entity classified as a corporation for U.S. federal income tax purposes. If the entity were a U.S. corporation, it would be subject to U.S. federal income tax on its operating income, including any gain recognized on its disposal of its interest in the entity in which the opportunistic investment has been made, as the case may be, and such income taxes would reduce the return on that investment.

Our intermediate holding company, Och-Ziff Corp, is subject to corporate income taxation in the United States.

In light of the publicly-traded partnership rules, a significant portion of our activities is conducted through Och-Ziff Corp, which is treated as a corporation for U.S. federal income tax purposes. Och-Ziff Corp could be liable for significant U.S. federal income taxes and applicable state, local and other taxes that would not otherwise be incurred if it were subject to tax on a flow-through basis, which could adversely affect the value of your investment. Dividends paid by Och-Ziff Corp from time to time will then be included in our income. Prior to the IPO, we were not subject to taxation as a corporation. Since the IPO, our effective tax rate and tax expense has been significantly higher than prior to the IPO.

The IRS could assert that we are engaged in a U.S. trade or business, with the result that some portion of our income is properly treated as effectively connected income, which we refer to as “ECI,” with respect to non-U.S. holders of Class A Shares. Moreover, certain REIT dividends and other stock gains may be treated as effectively connected income with respect to non-U.S. holders of Class A Shares.

While we expect that our method of operation will not result in a determination that we are engaged in a U.S. trade or business, there can be no assurance that the IRS will not assert successfully that we are engaged in a U.S. trade or business with the result that some portion of our income is properly treated as ECI with respect to non-U.S. holders. Moreover, dividends paid by an investment that we make in a Real Estate Investment Trust, which we refer to as a “REIT,” that is attributable to gains from the sale of U.S. real property interests will, and sales of certain investments in the stock of U.S. corporations owning significant U.S. real property may, be treated as effectively connected income with respect to non-U.S. holders. In addition, certain income of non-U.S. holders from U.S. sources not connected to any such U.S. trade or business conducted by us could be treated as ECI. To the extent our income is treated as ECI, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. holders that are treated as corporations for U.S. federal income tax purposes may also be subject to a 30% branch profits tax on such income.

Class A shareholders may be subject to foreign, state and local taxes and return filing requirements as a result of investing in our Class A Shares.

While it is expected that our method of operation will not result in a determination that the holders of our Class A Shares, solely on account of their ownership of Class A Shares, are engaged in trade or business so as to be taxed on any part of their allocable shares of our income or subjected to tax return filing requirements in any jurisdiction in which we conduct activities or own property, there can be no assurance that the Class A shareholders, on account of owning Class A Shares, will not be subject to certain taxes, including foreign, state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes, imposed by the various jurisdictions in which we conduct activities or own property now or in the future, even if the Class A shareholders do not reside, or are not otherwise subject to such taxes, in any of those jurisdictions. Consequently, Class A shareholders also may be required to file foreign, state and local income tax returns in some or all of these jurisdictions. Furthermore, Class A shareholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Class A shareholder to file all United States federal, foreign, state and local tax returns that may be required of such Class A shareholder.

Our delivery of required tax information for a taxable year may be subject to delay, which may require a Class A shareholder to request an extension of the due date for its income tax return.

We have agreed to use reasonable efforts to furnish to you tax information (including Schedule K-1) which describes your allocable share of our income, gains, losses and deductions for our preceding taxable year. Delivery of this information by us will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from lower-tier entities. It is therefore possible that, in any taxable year, our shareholders will need to apply for extensions of time to file their tax returns.

An investment in Class A Shares will give rise to UBTI to certain tax-exempt holders of Class A Shares.

Due to ownership interests we will hold in entities that are treated as partnerships, or are otherwise subject to tax on a flow-through basis, which will incur indebtedness or may engage in a trade or business, we will derive unrelated business taxable income, which we refer to as “UBTI,” from “debt-financed” property or from such trade or business, as applicable, and, thus, an investment in Class A Shares will give rise to UBTI to certain tax-exempt holders of Class A Shares. Och-Ziff Holding may borrow funds from Och-Ziff Corp or third parties from time to time to make investments. These investments will give rise to UBTI from “debt-financed” property.

We may hold or acquire certain investments through an entity classified as a PFIC or CFC for U.S. federal income tax purposes.

Certain of our investments may be in foreign corporations or may be acquired through a foreign subsidiary that would be classified as a corporation for U.S. federal income tax purposes. Such an entity may be a PFIC or a CFC for U.S. federal income tax purposes. U.S. holders of Class A Shares indirectly owning an interest in a PFIC or a CFC may experience adverse U.S. tax consequences.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal executive offices are located in leased office space in New York. We also lease space for our operations in London, Hong Kong, Bangalore, Tokyo, and Beijing. The terms of the above leases vary, but generally are long-term. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.

Item 3.	LEGAL PROCEEDINGS

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our results of operations or financial condition. We may from time to time be involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to scrutiny by the regulatory agencies that have or may in the future have regulatory authority over us and our business activities, which could result in regulatory agency investigations or litigation related to regulatory compliance matters. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business.”

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

Our Class A Shares are listed and trading on the New York Stock Exchange, which we refer to as the “NYSE,” under the symbol “OZM” since the completion of our initial public offering on November 14, 2007. The following table presents information on the high and low last reported trading prices as reported on the NYSE for our Class A Shares for the periods indicated:

	Price Range of our Class A Shares
	High	Low
November 14, 2007 to December 31, 2007	$30.65	$22.85
January 2, 2008 to March 25, 2008	26.10	19.48

Our Class B Shares are not listed on the NYSE and there is no other established trading market for such shares. All of our Class B Shares are owned by our founding partners.

Holders

As of March 25, 2008, there were approximately 3 holders of record of Och-Ziff’s Class A Shares. A substantially greater number of holders of Och-Ziff’s Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Use of Proceeds from our Initial Public Offering; Recent Sales of Unregistered Securities

On November 14, 2007, we completed our initial public offering of 36,000,000 of our Class A Shares at a price of $32.00 per share. We received proceeds of approximately $1.1 billion in the IPO, net of underwriting discounts and commissions of $63.4 million and other offering-related expenses of $17.4 million. The Class A Shares sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-144256) that was declared effective by the SEC on November 13, 2007. Goldman, Sachs & Co. and Lehman Brothers Inc. served as global coordinators for the IPO. Merrill Lynch & Co., Morgan Stanley, Citi, Deutsche Bank Securities and JPMorgan served as bookrunners.

Concurrently with our IPO, we completed the sale of 38,138,571 of our Class A Shares to DIC Sahir at a purchase price per share of $29.62, which represents the IPO price less underwriting discounts applicable to the IPO and a placement fee. The aggregate proceeds we received from the sale to DIC Sahir were approximately $1.1 billion, net of transaction-related fees of $23.6 million. The sale of shares to DIC Sahir in a private placement was effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(2) of the Securities Act. DIC Sahir represented to us that it was an accredited investor (as defined in Regulation D under the Securities Act) at the time of issuance and that it intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued.

We contributed all of the net proceeds from the IPO and the sale of Class A Shares to DIC Sahir to our intermediate holding companies, which in turn contributed the proceeds to the Och-Ziff Operating Group, which applied all such proceeds toward the purchase of 74,138,571 Och-Ziff Operating Group A Units from our founding owners, including members of Och-Ziff’s senior management, at a price per unit equal to the public offering price of the Class A Shares sold in the IPO net of underwriting discounts and commissions or the price per Class A Share paid by DIC Sahir less transaction-related fees, as applicable. Accordingly, we did not retain any of the proceeds from the IPO or from the sale of Class A Shares to DIC Sahir.

Each of our founding partners invested his after-tax proceeds received in connection with the IPO and sale of Class A Shares to DIC Sahir primarily into the OZ Global Special Investments Master Fund, L.P.

Distributions

As of December 31, 2007, we had not made any distributions on our Class A Shares. We are not permitted to make any distributions on our Class B Shares. Our intention is to distribute to our Class A shareholders on a quarterly basis substantially all of Och-Ziff’s Distributable Earnings in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to make discretionary cash income payments to our partners (if any), to make appropriate investments in our business and our funds, to comply with applicable law, to make principal payments on any of our debt instruments, including our term loan, and to provide future distributions to our Class A shareholders for any one or more quarters. Distributable Earnings is a supplemental non-GAAP financial measure our management uses to determine the after-tax amount available to distribute as dividends to holders of our Class A Shares and to our partners assuming all Och-Ziff Operating Group A Units and Class A restricted share units are converted on a one-to-one basis to Class A Shares. “Distributable Earnings” is equal to Economic Income of the Och-Ziff Funds segment less adjusted income taxes. Adjusted income taxes are calculated assuming all Och-Ziff Operating Group A Units and Class A restricted share units are converted on a one-to-one basis to Class A Shares. “Economic Income” is the performance measure for the Och-Ziff Funds segment, which is currently our only reportable operating segment. For a further discussion of Economic Income, please see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Segment Analysis—Och-Ziff Funds – Economic Income.” The declaration and payment of any dividends on our Class A Shares is within the sole discretion of the Board of Directors. Our Board of Directors may change our distribution policy at any time.

On February 12, 2008, we paid a dividend on our Class A Shares to shareholders of record on December 31, 2007, with respect to the fourth quarter ended December 31, 2007, in the amount of $1.20 per Class A Share.

Item 6.	SELECTED FINANCIAL DATA

The selected operating and balance sheet data presented below as of December 31, 2007, 2006 and 2005, and for the years ended December 31, 2007, 2006, 2005 and 2004, has been derived from our audited consolidated and combined financial statements. The selected operating and balance sheet data as of December 31, 2004 and 2003, and for the year ended December 31, 2003, has been derived from our unaudited accounting records prepared on a consistent basis with the financial statements described above.

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Selected Operating Data
Total revenues	$1,501,975	$1,005,833	$511,808	$285,926	$366,964
Total expenses	4,703,313	1,089,968	747,133	414,110	316,918
Total other income	2,470,625	3,290,175	1,640,983	1,167,756	423,822
Income taxes	63,963	23,327	9,898	9,785	7,655
Partners’ and others’ interests in income of consolidated subsidiaries	(120,350)	(2,594,706)	(1,134,869)	(836,007)	(268,274)

Net (Loss) Income	$(915,026)	$588,007	$260,891	$193,780	$197,939

Selected Balance Sheet Data
Cash and cash equivalents	$614,159	$23,590	$69,550	$27,800	$12,680
Assets of consolidated Och-Ziff funds	$159,611	$35,967,024	$24,184,369	$16,002,932	$1,592,526
Total assets	$3,510,320	$36,075,049	$24,305,342	$16,076,195	$2,139,652
Debt obligations	$766,983	$17,862	$—	$—	$—
Liabilities of consolidated Och-Ziff funds	$8	$14,260,142	$9,543,812	$5,264,619	$130,183
Total liabilities	$3,390,059	$15,050,088	$10,021,681	$5,608,569	$404,621
Partners’ and others’ interests in consolidated subsidiaries	$293,016	$19,777,297	$13,544,966	$9,972,112	$1,372,853
Total shareholders’ equity	$(172,755)	$1,247,664	$738,695	$495,514	$362,178

Assets Under Management
Balance—beginning of period	$22,621,115	$15,627,165	$11,251,377	$5,748,172	$5,829,609
Net flows	7,591,631	4,135,235	3,117,263	4,569,085	(1,164,746)
Appreciation	3,174,709	2,858,715	1,258,525	934,120	1,083,309

Balance—End of Period	$33,387,455	$22,621,115	$15,627,165	$11,251,377	$5,748,172

Och-Ziff Funds Segment— Economic Income
Management fees	$476,907	$302,835	$204,331	$132,762	$74,240
Incentive income	637,243	651,498	289,934	217,244	237,730
Other revenues	11,391	5,788	1,172	231	95

Total Segment Revenue	1,125,541	960,121	495,437	350,237	312,065

Compensation and benefits	214,736	184,962	103,040	45,922	40,969
Non-compensation expenses	99,723	46,174	36,934	21,230	12,718

Total Segment Expenses	314,459	231,136	139,974	67,152	53,687

Segment Economic Income	$811,082	$728,985	$355,463	$283,085	$258,378

Effective January 1, 2004, we adopted FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which required us to consolidate variable interest entities in which we were determined to be the primary beneficiary. As a result, selected operating and balance sheet data presented for 2003 are not comparable to data presented for subsequent periods.

As of January 1, 2007, we no longer consolidated most of our domestic funds due to changes in the substantive rights afforded to the unaffiliated limited partners of those funds. Similar changes to the rights of unaffiliated shareholders in the offshore funds were made that resulted in the deconsolidation of all of the offshore funds as of June 30, 2007. As a result, selected operating and balance sheet data presented for 2007 are not comparable to data presented for prior periods. See Note 3 to the consolidated and combined financial statements included within Item 8 of this annual report on Form 10-K for additional information regarding the deconsolidation of these funds.

For periods prior to the Reorganization, income allocations to our founding owners, other than to Daniel Och, were recognized as expenses in our financial statements. As part of the Reorganization, the interests held by our founding owners were reclassified into common equity interests directly in the Och-Ziff Operating Group. Following the Reorganization, allocations to our founding owners are recorded within partners’ and others’ interests in income of consolidated subsidiaries. The reclassification of our founding owners’ interests into equity interests resulted in significant one-time charges and will result in continuing significant non-cash charges in future periods. Accordingly, total expenses reflected in our historical results are not indicative of amounts expected to be recognized in future periods.

The performance measure for the Och-Ziff Funds segment, our single reportable segment, is Economic Income, which management uses to evaluate the overall performance of and make operating decisions for the Och-Ziff Funds segment. Management believes that investors should review the same performance measure that it uses to analyze our segment performance. Economic Income does not include income allocations and distributions paid to partners, profit-sharing allocations to the Ziffs, charges related to the Reorganization, or partners’ and others’ interests in the Och-Ziff Operating Group. Economic Income may not be comparable to similarly titled measures used by other companies. We use Economic Income as a measure of operating performance for the Och-Ziff Funds segment, not as a measure of liquidity. Economic Income should not be considered in isolation or as a substitute for net income; operating, investing and financing cash flows; or other information prepared in accordance with GAAP. To ensure a complete understanding, a reconciliation of Economic Income to our total company net income (loss) can be found in Note 16 to our consolidated and combined financial statements included within Item 8 of this annual report.

The following table sets forth our net loss and basic and diluted net loss per Class A Share for the period subsequent to the IPO and sale of Class A Shares to DIC Sahir:

November 14, 2007 through December 31, 2007
Net Loss (in thousands)	$(826,559)

Net Loss Per Class A Share
Basic and Diluted	$(11.15)

Average Class A Shares Outstanding
Basic and Diluted	74,138,572

Earnings per share information for periods prior to our IPO is not presented, as we were not a public company and had a sole equity holder entitled to all earnings. Additionally, our Class B Shares represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share information related to our Class B Shares.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the consolidated and combined financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors” and other sections of this annual report. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are a leading international, institutional alternative asset management firm. We were established in 1994 by Daniel Och together with the Ziffs, with one professional located in an office in New York. Over time, we have grown our Company with the goal of creating an enduring business. We have continued to expand internationally, and we believe that our international investment platform is among the strongest in our industry. As of December 31, 2007, more than 50% of our AUM is invested outside of the United States and this continued focus on international investing remains an important part of our growth strategy. Our growth milestones include:

•	Establishing an international presence by opening offices in the following locations:

•	London in December 1998;

•	Hong Kong in December 2001;

•	Bangalore in August 2005;

•	Tokyo in December 2006; and

•	Beijing in August 2007;

•	Enhancing our product offerings to our fund investors to include:

•	our flagship global, multi-strategy fund, first offered to investors in January 1998;

•	a dedicated European multi-strategy fund in April 2000;

•	a capital structure arbitrage fund in October 2004;

•	a dedicated Asian multi-strategy fund in February 2005; and

•	a dedicated global private investments fund in November 2005.

These growth and expansion milestones represent the execution of our growth strategy of continually seeking to broaden our investment platform and capabilities by exploring and identifying new investment strategies and opportunities. In 2007, we enhanced our growth strategy by completing our initial public offering, which we refer to as our “IPO,” in November and establishing a strategic relationship with and completing a private sale of our Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital. We refer to the IPO and the private share sale collectively as the “Offerings.” The primary purposes of the Offerings were to provide us with greater financial flexibility, capital to expand our private investments business and to enhance our status as a leading international, institutional alternative asset management firm. Our founding partners reinvested substantially all of their after-tax proceeds of approximately $1.6 billion from the Offerings into our OZ Global Special Investments Master Fund, one of the vehicles by which we expect to grow our private investments business. In addition, we believe that the Offerings enhanced our profile globally, allowing us to attract and retain talent while further aligning the interests of our partners and employees with our fund investors and public shareholders. During the year, we also achieved our goals of growing our assets under management and increasing our Och-Ziff Funds segment Economic Income.

During 2008, we intend to maintain our focus on delivering consistent, positive, risk-adjusted returns to fund investors with a focus on risk management and capital preservation. We also intend to continue executing the strategic plans formulated around the Offerings. We have strategies in place for our private investment platforms in real estate, energy and alternative energy, and in geographies such as Africa, Latin America and Central Europe.

Factors Affecting Our Business

Our ability to expand our business and increase revenues depends on our ability to attract new investors and capital to our funds and to generate consistent, positive, risk-adjusted returns on assets under management, which may be impacted by market factors and trends that are beyond our control. Historically, market trends have fostered a favorable growth and investment environment for our funds. These trends included the following:

•

Investor Demand. During the periods presented, institutions, high net worth individuals and other investors increased their allocations of capital to alternative investment managers, and we have benefited from this increased demand. Historically, our funds have grown at a rate that is at the high end of the growth range of the hedge fund industry. We expect the demand for alternative asset management services to continue, driven by several factors, including: the pursuit of higher returns compared to those of traditional equity and fixed income strategies; the desire to increase the diversification of investment portfolios by investing in assets with low correlation to traditional asset classes; and an apparent greater acceptance of hedge fund strategies and services due to the maturation and enhanced understanding of the hedge fund industry.

•

Worldwide Market Characteristics. The U.S. economy and capital markets were robust during 2005 and 2006. In 2007, a tightening credit market resulted in a challenging and volatile year for the financial markets. Our minimal use of leverage, consistent hedging disciplines and negligible credit exposure were key factors in fund capital preservation throughout 2007. We successfully identified opportunities in offshore markets where trends were favorable for investment, such as Europe and Asia. Partially as a result of the globalization of our operations and the internationalization of our investments, we continued to identify what we believe to be attractive investment opportunities in new markets.

•

Interest Rate Environment. Interest rates and credit spreads affect the value of fixed income instruments in our funds’ portfolios, income generated from those instruments, return on excess cash, investment opportunities and the financial markets in general. During 2005 and 2006, prevailing interest rates were at historically low levels and credit spreads were tight. In 2007, global interest rates rose and there was an abrupt widening of credit spreads and loss of liquidity in global debt markets.

Our success during the periods presented in this discussion was in part a result of the trends discussed above as well as our ability to take advantage of these trends, actively manage our risk exposures, and properly source and time our investments and the realization of those investments. We cannot predict whether favorable or current market trends will continue or whether our future growth will meet or exceed prior period growth rates. In addition, we may not always be able to react appropriately to market conditions.

Whatever global market trends or conditions may exist, we take numerous active steps in an effort to protect our fund portfolios and prepare for the future. First, we monitor portfolio diversification and risk-based hedging activities daily. Second, we believe that when markets face dislocations, many markets and securities will correlate to the downside in ways that differ from the past. As a result, models and other statistical measurements of risk may not be effective. Third, we have established numerous standby liquidity arrangements with financial institutions that have committed to provide our funds with access to a significant amount of liquidity. The cost of liquidity in the earlier periods presented was at historically low levels, and we took advantage of those low costs to secure access to liquidity for our funds for future use before recent increases in borrowing costs. We believe other asset managers have been using readily available liquidity in recent years to increase leverage, while we have sought to preserve our ability to access liquidity in the future. By taking these steps and continuously monitoring our portfolios, we believe we can appropriately react to market conditions and prepare for the future by properly structuring our portfolios. For a more detailed description of how economic and global financial market conditions can materially affect our investment performance, growth strategies and financial performance, see “Item 1A. Risk Factors—Risks Related to Our Business” and “Item 1A. Risk Factors—Risks Related to Our Funds.”

Understanding Our Results

Assets Under Management and Fund Performance

Our results are primarily driven by the combination of our assets under management and the investment performance of our funds. Positive investment performance is a principal determinant of the long-term success of our business because it enables us to grow assets under management organically as well as attract new capital and minimize redemptions by our fund investors. Conversely, poor investment performance would slow the growth of or even decrease our assets under management.

We accept new investors and additional investments from existing investors into our funds on a regular basis. Investors have the right to redeem their interests in a fund, generally on a quarterly or annual basis, following an initial lock-up period of one to three years. The ability of investors to contribute capital to and redeem investments in our funds causes our assets under management to fluctuate from period to period, depending on the amount of investor contributions relative to investor redemptions. Fluctuations in assets under management also result from our funds’ actual performance due to the retention or reinvestment of fund profits. Fluctuations in assets under management due to investor contributions and redemptions and resulting from fund performance impact our management fees and incentive income.

As our assets under management fluctuate, our management fee revenues fluctuate because we charge management fees, typically 1.5% to 2.5% annually, based on assets under management, generally at the beginning of each quarter. In addition, incentive income is generally 20% of the net profits earned by the funds. See “Item 1. Business—Our Fund Structure.” Thus, if net inflows increase and our performance remains constant, or does not deteriorate to a degree to offset such increase, our incentive income will also increase. Incentive income is influenced by the investment performance of our funds, which is a principal determinant of the long-term success of our business because it enables us to increase assets under management through retention of fund profits and by making it possible to attract new investment capital and minimize redemptions by our investors.

Information with respect to our assets under management throughout this annual report, including the tables set forth in this discussion and analysis, includes deferred incentive income receivable from our offshore funds, which we refer to as “Deferred Balances,” and investments by us, our partners and certain other affiliated parties. As of December 31, 2007, approximately 10.2% of our assets under management represent investments by us, our partners and certain other affiliated parties in our funds and Deferred Balances payable by our funds to OZ Management. As of such date, approximately 55.4% of this affiliated AUM is not charged management fees and incentive income, as it relates to pre-IPO investments. Prior to the IPO, we did not charge management fees and incentive income on investments made by us, our partners and certain other affiliated parties. On and after the date of our IPO, we began charging management fees and are receiving incentive income on new investments made by our partners and certain other affiliated parties in our funds, including the reinvestment of the proceeds from our IPO and sale of shares to DIC Sahir, other than investments made with distributions of Deferred Balances.

The following table presents changes in our assets under management for the periods presented:

AUM (a) (dollars in thousands)
Balance—December 31, 2004	$11,251,377
Net inflows	1,018,340
Appreciation	293,810

Balance—March 31, 2005	12,563,527
Net inflows	926,013
Appreciation	150,578

Balance—June 30, 2005	13,640,118
Net inflows	482,257
Appreciation	496,187

Balance—September 30, 2005	14,618,562
Net inflows	690,653
Appreciation	317,950

Balance—December 31, 2005	15,627,165
Net inflows	996,211
Appreciation	748,365

Balance—March 31, 2006	17,371,741
Net inflows	1,167,755
Appreciation	392,936

Balance—June 30, 2006	18,932,432
Net inflows	913,821
Appreciation	721,274

Balance—September 30, 2006	20,567,527
Net inflows	1,057,448
Appreciation	996,140

Balance—December 31, 2006	22,621,115
Net inflows	1,927,480
Appreciation	1,106,063

Balance—March 31, 2007	25,654,658
Net inflows	2,040,945
Appreciation	1,372,019

Balance—June 30, 2007	29,067,622
Net inflows	1,221,833
Appreciation	(146,541)

Balance—September 30, 2007	30,142,914
Net inflows (b)	2,401,373
Appreciation	843,168

Balance—December 31, 2007	$33,387,455

(a)	Includes Deferred Balances and amounts invested by us, certain amounts invested by our partners and other affiliated parties for which we charged no management fees and received no incentive income. In addition, assets under management are presented net of management fees and incentive income. Accordingly, amounts presented in this table are not the amounts used to calculate management fees and incentive income for the respective periods.

(b)	Includes the reinvestment of the after-tax proceeds from the Offerings of approximately $1.6 billion by our founding owners.

The following table sets forth, as of December 31, 2007, assets under management of our most significant master funds and the performance of those funds since inception:

Fund	Fund Inception	Strategy Inception(a)	AUM (billions)(b)	Net Annualized Return Since Strategy Inception(c)(d)
OZ Master Fund, Ltd.(e)	December 1997	April 1994	$19.8	16.5%
OZ Europe Master Fund, Ltd.(f)	April 2000	January 1999	$6.4	16.0%
OZ Asia Master Fund, Ltd.(g)	February 2005	June 2001	$3.9	14.4%
OZ Global Special Investments Master Fund, L.P.	November 2005	November 2005	$2.1	14.4%

(a)	The performance of OZ Europe Master Fund, Ltd. and OZ Asia Master Fund, Ltd. presented in this table includes performance data for the investment strategy employed by each fund for periods prior to such fund’s inception, as described in footnotes f and g to this table.

(b)	AUM presented in this table does not include assets under management with respect to our real estate business, the separate accounts we manage on behalf of certain institutions or the OZ Capital Structure Arbitrage Master Fund, Ltd. which collectively, as of December 31, 2007, was approximately $1.2 billion.

(c)	Net Annualized Return Since Strategy Inception reflects a composite of the average annual return for the feeder funds comprising each master fund and is presented on a total return basis, net of all fees and expenses of the relevant fund (except incentive compensation on certain unrealized private investments that could reduce returns on these investments at the time of realization), and includes the reinvestment of all dividends and income. These returns include realized and unrealized gains and losses attributable to certain private and initial public offering investments that are not allocated to all investors in the funds. Investors that do not participate in such investments or that pay different fees may experience materially different returns.

(d)	Performance for all of our funds has been calculated by deducting both management fees and incentive income on a monthly basis from the composite returns of the applicable master fund, except that from April 1994 through December 1997, performance for OZ Master Fund, Ltd. (and its predecessor) was calculated by deducting management fees on a quarterly basis and incentive income on a monthly basis.

(e)	OZ Master Fund, Ltd. performance includes the actual total return for the partial year beginning in April 1994. For the period from April 1994 through December 1997, performance represents the performance of Och-Ziff Capital Management, L.P., a Delaware limited partnership that was managed by Daniel Och following an investment strategy that is substantially similar to that of OZ Master Fund, Ltd.

(f)	OZ Europe Master Fund, Ltd. performance for the period from January 1999 through March 2000 represents the performance of the portion of OZ Master Fund, Ltd. that was invested in the European merger arbitrage strategy. Performance for the period since April 2000 represents the broader investment program of the OZ Europe Master Fund, Ltd.

(g)	OZ Asia Master Fund, Ltd. performance for the period from June 2001 through January 2005 represents the performance of the portion of OZ Master Fund, Ltd. that was invested in the Asian strategy. Performance for the period since February 2005 represents the broader investment program of the OZ Asia Master Fund, Ltd.

Performance information for our master funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. An investment in our Class A Shares is not an investment in any of our funds. The performance information reflected in this discussion and analysis is not indicative of the possible performance of our Class A Shares and is also not necessarily indicative of the future results of any particular fund. There can be no assurance that our master funds will continue to achieve, or that our other existing and future funds will achieve, comparable results.

Reorganization

Prior to the Offerings, we completed a reorganization of entities under the common control of Daniel Och, which we refer to as the “Reorganization,” whereby the control of the Och-Ziff Operating Group and the real estate business was transferred to the Company. As part of the Reorganization, interests in the Och-Ziff Operating Group held by our founding owners were reclassified as Och-Ziff Operating Group A Units. These units are exchangeable for our Class A Shares on a one-for-one basis, subject to vesting and other requirements, transfer and other restrictions and certain adjustments.

We used the net proceeds from the Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group B Units. Such proceeds were then used by the Och-Ziff Operating Group to acquire Och-Ziff Operating Group A Units from our founding owners. The Och-Ziff Operating Group B Units together with Och-Ziff Operating Group A Units represent all of the equity interests in the Och-Ziff Operating Group.

For periods prior to the Reorganization, income allocations to the Ziffs and our founding partners other than Daniel Och were recognized as expenses for GAAP. Allocations to Och-Ziff Operating Group A Units are recorded within partners’ and others’ interests in income of consolidated subsidiaries in the consolidated and combined statements of operations, as these equity interests are held directly in the Och-Ziff Operating Group.

Consolidation of Och-Ziff Funds

Historically, we consolidated most of our funds into our results of operations, resulting in the elimination of most of the management fees and incentive income earned from the Och-Ziff funds. These eliminations had no impact on our net income, as the amounts earned were captured within our net share of income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, net gains of consolidated Och-Ziff funds and partners’ and others’ interests in income of consolidated subsidiaries in our consolidated and combined statements of operations.

As a result of the deconsolidation of most of our domestic funds on January 1, 2007, and all of our offshore funds on June 30, 2007, revenues earned from those funds are no longer eliminated in consolidation after the date of deconsolidation. We expect that income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, net gains of consolidated Och-Ziff funds and the portion of partners’ and others’ interests in income of consolidated subsidiaries attributable to the consolidated funds will be insignificant in future periods as a result of the deconsolidation.

Our managed accounts are not consolidated into our results, as we do not control these funds. While we continue to consolidate our real estate funds, management fees from these funds are not eliminated in consolidation as such fees are paid to us directly by investors in these funds.

Revenues

We generate revenue through two principal sources: management fees and incentive income. The amount of revenues earned through those sources is directly related to the amount of assets under management and the investment performance of our funds.

Management fees.    We earn management fees as follows:

•

Och-Ziff funds (excluding real estate funds). Management fees range from 1.5% to 2.5% annually of each fund’s assets under management. Management fees are generally paid to us on a quarterly basis, in advance, based on the fund’s net asset value at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues each quarter are influenced by changes in the opening balances of assets under management, changes in average management fee rates and the relative magnitude and timing of inflows and redemptions during the respective quarter.

•

Och-Ziff real estate funds. Management fees from the Och-Ziff real estate funds are charged at an annual rate of 1.5% of the total capital commitments during the investment period or invested capital after the investment period has ended. The fee is payable quarterly in advance at the beginning of each quarter, with any payments for a period of less than a full quarter adjusted on a pro rata basis.

Incentive income.    We earn incentive income based on the performance of the Och-Ziff funds as follows:

•

Och-Ziff funds (excluding real estate funds). Incentive income is typically equal to 20% of the net realized and unrealized profits earned for the year attributable to each investor, for which all contingencies have been resolved and excludes unrealized profits on certain private investments. Incentive income is earned only if the profits attributable to an investor exceed losses, if any, to such investor during the prior year, which we refer to as a “high-water mark.” Our OZ Global Special Investments Master Fund has a perpetual high-water mark.

•

Och-Ziff real estate funds. Incentive income from the Och-Ziff real estate funds is based on a percentage of profits realized on investment gains generated by those funds. If, upon the disposition of an investment, the aggregate incentive income paid to us exceeds the amount due based on the aggregate performance of the fund, the excess is required to be paid back to the fund investor, which we refer to as a “clawback.” We recognize incentive income into revenue at the time all clawback contingencies have been resolved.

Income of consolidated Och-Ziff funds.    Prior to the deconsolidation of most of our funds in 2007, income of consolidated Och-Ziff funds was a significant component of our total revenues. Income of consolidated Och-Ziff funds consists of the following:

•

Interest income. Interest income in our funds increases or decreases based on the number, type and size of credit investments, performance of those investments and the reinvestment of excess cash, as well as the interest rate environment.

•	Dividend income. Dividend income is influenced by the number, type and size of investments in dividend yielding securities.

•	Other revenues of Och-Ziff funds. Our funds earn other revenues from the lending of securities and various other sources.

Expenses

Our core operating expenses consist of compensation and benefits, general and administrative expense, and interest expense on our $750 million term loan. However, as a result of our capital structure prior to the Reorganization, income allocations to non-equity partner interests and the Ziffs were recorded as expenses. In connection with the Reorganization, such interests were reclassified into Och-Ziff Operating Group A Units resulting in significant non-cash charges, which we have recorded within reorganization expenses in our consolidated and combined statements of operations.

Compensation and benefits.    Compensation and benefits is comprised of salaries and benefits, guaranteed bonuses and discretionary incentive compensation, which is generally based on company-wide profits and determined at the end of the year, and equity-based compensation.

Allocations to non-equity partner interests.    Prior to the Reorganization, a portion of the income allocations to certain partners was mandatorily deferred and subject to forfeiture. We recognize these deferred amounts and any earnings on such amounts over a two-year vesting period. For periods following the Reorganization, we will only incur additional allocations to non-equity partner interests expense related to the allocation of earnings on previously deferred income allocations.

Reorganization expenses.    As part of the Reorganization, Daniel Och’s equity interests, the other founding partners’ non-equity interests and the Ziffs’ profit sharing interests were reclassified into Och-Ziff Operating Group A Units. Och-Ziff Operating Group A Units purchased from the partners and the Ziffs with the net proceeds from the Offerings were recognized as a one-time charge based on the net proceeds from the Offerings received by the founding partners and the Ziffs. The fair value of Och-Ziff Operating Group A Units held by the Ziffs after the Offerings were also recorded as a one-time charge, as such units are not subject to any service or performance requirements. The fair value of Och-Ziff Operating Group A Units held by our partners after the Offerings will be amortized on a straight-line basis over the five-year requisite service period. The estimated future reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our founding partners after the Offerings is expected to be $1.7 billion per year from 2008 through 2011 and $1.5 billion in 2012. In the event of forfeiture, Och-Ziff Operating Group A Units will be redistributed among the partners and the fair value of such units at the date of forfeiture will be expensed over the remaining requisite service period.

Profit sharing.    For periods prior to the Reorganization, profit sharing expenses consisted of income allocations to the Ziffs equal to 12.5% of management fees and incentive income earned, net of certain expenses, with respect to their profit sharing interest in our business. For periods following the Reorganization, we will only incur additional profit sharing expense related to the allocation of earnings on previously deferred profit sharing allocations.

Interest expense.    Amounts included within interest expense relate to our $750 million term loan and the note payable on our corporate aircraft. As a result of the $750 million five-year term loan being entered into in July 2007, and therefore, incurring only six months of interest expense in 2007 related to our term loan, we expect to incur higher interest expenses in future years while the loan is outstanding. See “—Liquidity and Capital Resources—Long-Term Debt Obligations” for additional information.

General, administrative and other.    General, administrative and other expenses are primarily related to professional services, occupancy and equipment costs, business development expenses and information processing and communications.

Expenses of consolidated Och-Ziff funds.     Prior to the deconsolidation of most of our funds in 2007, expenses of consolidated Och-Ziff funds was a significant component of our total expenses. Expenses of consolidated Och-Ziff funds consist of the following:

•	Interest expense. Interest expense primarily relates to borrowed cash and securities and generally increases or decreases based on leverage levels and borrowing rates.

•	Dividend expense. Dividend expense relates to payments on securities sold short and generally increases or decreases based on the volume of short positions in dividend paying securities.

•	Stock loan fees. Stock loan fees relate to fees incurred to cover positions on our short sales of securities and generally increases or decreases based on the volume of short positions.

•	Other expenses of Och-Ziff funds. Other expenses of Och-Ziff funds include professional services and other miscellaneous expenses incurred by the consolidated funds.

Other Income

Earnings on investments in and deferred income receivable from Och-Ziff funds.    Earnings on investments in and deferred income receivable from our funds relates to the following: (i) earnings on deferred incentive income due from our offshore funds; (ii) earnings on investments in our funds made by us, on behalf of our partners; and (iii) earnings on investments made by us to economically hedge certain deferred compensation plans indexed to fund performance.

Earnings related to deferred incentive income due from our offshore funds and earnings on investments made on behalf of our partners belong to our partners and the Ziffs and do not benefit owners of Class A Shares. Earnings on investments in and deferred income receivable from Och-Ziff funds are directly impacted by the performance of our funds. We expect these earnings to decrease over the next three years, as we no longer defer collection of incentive income from our offshore funds and expect to collect, and in turn distribute to our partners and the Ziffs, the outstanding balance of deferred incentive income receivable from the offshore funds, which as of December 31, 2007 was $1.0 billion, over the next three years.

Net gains of consolidated Och-Ziff funds.    Net realized and unrealized gains of the consolidated Och-Ziff funds are influenced by a number of internal and external factors, primarily due to changes in the fair market value of portfolio investments, which are impacted by market conditions, our investment management performance and the amount of assets under management. As a result of the deconsolidation of most of the Och-Ziff funds in 2007, we expect this component of other income to be insignificant in future periods.

Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

Partners’ and others’ interests in income of consolidated subsidiaries is primarily made up of the following: (i) fund investors’ interests in the consolidated Och-Ziff funds; and (ii) Och-Ziff Operating Group A Units held by our partners and the Ziffs.

Increases in partners’ and others’ interest in income of consolidated subsidiaries related to fund investor interests in the consolidated Och-Ziff funds are driven by the increases in income of consolidated Och-Ziff funds and net gains of consolidated Och-Ziff funds, partially offset by increases in expenses of consolidated Och-Ziff funds. As a result of the deconsolidation of most of our domestic funds as of January 1, 2007 and our offshore funds as of June 30, 2007, we expect partners’ and others’ interests in income of consolidated subsidiaries related to the Och-Ziff funds to be insignificant in future periods.

Increases in partners’ and others’ interest in income of consolidated subsidiaries related to Och-Ziff Operating Group A Units held by our partners and the Ziffs are driven by the earnings of the Och-Ziff Operating Group allocable to such units to the extent that the allocation of losses does not reduce partners’ and others’ interest in consolidated subsidiaries to a deficit position.

Income taxes

The Och-Ziff Operating Group entities are treated as partnerships for U.S. federal income tax purposes and a portion of our management fees and incentive income from our managed accounts, less certain expenses, is subject to the Unincorporated Business Tax in the City of New York (“UBT”). Additionally, certain of our subsidiaries are subject to tax in foreign jurisdictions. Following the Reorganization and Offerings, the Och-Ziff Operating Group entities have continued to operate as partnerships for U.S. federal income tax purposes, and some income continues to be subject to UBT. However, due to the addition of a corporate tax paying entity into our structure, our management fees and incentive income from our domestic funds and managed accounts, less certain expenses, allocated to our Class A shareholders has become subject to U.S. federal corporate-level income tax and, accordingly, we expect a higher effective income tax rate following the Reorganization.

RESULTS OF OPERATIONS

In the discussion and analysis that follows, certain line items, which were prepared in accordance with GAAP, are not comparable from period to period as a result of the deconsolidation of most of our funds in 2007 and the Reorganization. In these instances, we have identified the percentage change in the table below as “NM” (not meaningful), as the amounts presented for 2007 are not comparable to 2006. To provide comparative information of our operating results for the periods presented, following the discussion of our GAAP results is a discussion of Economic Income from the Och-Ziff Funds segment, our only reportable segment. Economic Income reflects, on a consistent basis for all periods presented in our financial statements, income earned from the Och-Ziff funds and managed accounts (excluding the real estate funds, which currently are not significant to our business). Economic Income excludes certain adjustments required under GAAP. See “—Segment Analysis—Och-Ziff Funds—Economic Income” for a description of those adjustments.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Assets Under Management

The following table sets forth the changes to our assets under management for the years ended December 31, 2007 and 2006. Amounts presented are net of management fees and incentive income and include Deferred Balances and amounts invested by us, certain amounts invested by our founding partners and certain other affiliated parties for which we charged no management fees and received no incentive income for the periods presented; however, amounts invested by our partners after the Offerings are subject to fees. Accordingly, the amounts presented in the following table are not the amounts used to calculate management fees for the respective periods.

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
Balance-beginning of period	$22,621,115	$15,627,165	$6,993,950	45%
Net inflows	7,591,631	4,135,235	3,456,396	84%
Appreciation	3,174,709	2,858,715	315,994	11%

Balance-end of period	$33,387,455	$22,621,115	$10,766,340	48%

In 2007, growth in our assets under management was driven by net inflows of $7.6 billion (including the reinvestment of approximately $1.6 billion of after-tax proceeds from the Offerings) and appreciation of $3.2 billion, as our funds continued to deliver consistent, positive investment performance despite challenging market conditions.

Fund Performance

The following table sets forth assets under management and performance information for our most significant funds that were in existence for the entire comparative periods presented. These net returns represent a composite of the average net returns of the feeder funds that comprise each of our most significant master funds and are presented on a total return basis, net of all fees and expenses, and include the reinvestment of all dividends and income.

	AUM as of December 31,		Net Return for the Year Ended December 31
	2007	2006	2007	2006
	(dollars in thousands)
OZ Master Fund, Ltd.	$19,771,142	$15,448,591	11.5%	14.8%
OZ Europe Master Fund, Ltd.	$6,415,782	$3,480,901	14.8%	22.3%
OZ Asia Master Fund, Ltd.	$3,852,118	$2,332,093	12.2%	14.0%
OZ Global Special Investments Master Fund, L.P.	$2,081,960	$194,511	17.2%	13.9%

In 2007, risks related to sub-prime mortgages led to significant dislocations in the global credit markets. This was particularly evident in the third quarter when we saw a mid-quarter decline of 10% to 15% in the global equity markets, and in the last two months of the fourth quarter when we also saw broad global market declines. The diversification of our business by strategy and geography, combined with the active management of our exposures and focus on preservation of fund capital, enabled us to deliver strong investment performance and attract additional capital into our funds.

Results of Operations

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
Revenues
Management fees	$317,756	$13,739	$304,017	NM
Incentive income	632,690	15,851	616,839	NM
Other revenues	11,637	3,801	7,836	206%
Income of consolidated Och-Ziff funds	539,892	972,442	(432,550)	NM

Total Revenues	1,501,975	1,005,833	496,142	NM

Expenses
Compensation and benefits	238,331	168,961	69,370	41%
Allocations to non-equity partner interests	574,326	277,711	296,615	NM
Reorganization expenses	3,333,396	—	3,333,396	NM
Profit sharing	106,644	97,977	8,667	NM
Interest expense	24,240	1,183	23,057	NM
General, administrative and other	83,241	48,515	34,726	72%
Expenses of consolidated Och-Ziff funds	343,135	495,621	(152,486)	NM

Total Expenses	4,703,313	1,089,968	3,613,345	NM

Other Income
Earnings on investments in and deferred income receivable from Och-Ziff funds	118,335	—	118,335	NM
Net gains of consolidated Och-Ziff funds	2,352,290	3,290,175	(937,885)	NM

Total Other Income	2,470,625	3,290,175	(819,550)	NM

(Loss) Income Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(730,713)	3,206,040	(3,936,753)	NM
Income taxes	63,963	23,327	40,636	174%

(Loss) Income Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(794,676)	3,182,713	(3,977,389)	NM
Partners’ and others’ interests in income of consolidated subsidiaries	(120,350)	(2,594,706)	2,474,356	NM

Net (Loss) Income	$(915,026)	$588,007	$(1,503,033)	NM

Revenues

Management fees and Incentive income.    The following tables set forth the components of our management fees and incentive income:

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
Management Fees
Och-Ziff Funds segment:
Och-Ziff funds (excluding real estate funds)	$464,624	$294,341	$170,283	58%
Managed accounts	12,283	8,494	3,789	45%
Och-Ziff real estate funds	5,245	5,245	—	0%
Eliminated in consolidation	(164,396)	(294,341)	129,945	NM

Total	$317,756	$13,739	$304,017	NM

Incentive Income
Och-Ziff Funds segment:
Och-Ziff funds (excluding real estate funds)	$621,578	$635,647	$(14,069)	-2%
Managed accounts	15,665	15,851	(186)	-1%
Eliminated in consolidation	(4,553)	(635,647)	631,094	NM

Total	$632,690	$15,851	$616,839	NM

Management fees and incentive income increased in 2007 by $304.0 million and $616.8 million, respectively, from 2006. As previously discussed, all of our funds were consolidated in 2006 and our offshore funds were consolidated for the first six months of 2007 resulting in the elimination of a substantial portion of our management fees and incentive income earned during those periods. See “—Segment Analysis—Och-Ziff Funds—Year ended December 31, 2007 compared to year ended December 31, 2006” for a discussion on management fees and incentive income earned from the Och-Ziff Funds segment before the impact of eliminations in consolidation. As a result of the deconsolidation of our funds, we expect management fees and incentive income eliminated in consolidation to be insignificant in future periods.

Income of consolidated Och-Ziff funds.    The following table sets forth income of consolidated Och-Ziff funds by (i) amounts earned from funds that were consolidated as of and for periods following December 31, 2007; and (ii) amounts earned for the respective periods from funds we no longer consolidate as of December 31, 2007:

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
From funds consolidated as of and for periods following December 31, 2007	$11,718	$8,752	$2,966	34%
From funds no longer consolidated as of December 31, 2007	528,174	963,690	(435,516)	NM

Total	$539,892	$972,442	$(432,550)	NM

Income of consolidated Och-Ziff funds decreased in 2007 by $432.6 million from 2006 as a result of the deconsolidation of most of our funds in 2007. Income from funds no longer consolidated as of December 31, 2007, decreased primarily as a result of these funds being consolidated through June 30, 2007. In 2006, such funds were consolidated for the entire year. We expect amounts earned from funds consolidated as of and for periods following December 31, 2007, to continue to be insignificant to our operating results in future periods.

Expenses

Compensation and benefits.    Compensation and benefits expenses increased in 2007 by $69.4 million, or 41%, from 2006. This increase was primarily due to a $60.7 million increase in salaries, bonuses and related expenses primarily attributable to an increase in our worldwide headcount from 267 at December 31, 2006 to 399 at December 31, 2007, and a $20.6 million increase related to the amortization of prior year deferred compensation awards. In addition, non-cash amortization of restricted stock units in 2007 was $13.4 million. We expect this amount to increase to approximately $109.4 million in 2008, as most of these awards were granted in November 2007, at the time of our initial public offering, and will be expensed over four years. These increases were offset in part by $25.3 million in compensation to certain employees in 2006 who were made partners in 2007; therefore, payments to such partners in 2007 are no longer included in compensation and benefits.

Allocations to non-equity partner interests.    Allocations to non-equity partner interests increased in 2007 by $296.6 million from 2006. The increase was driven by the term loan distributions made to the founding partners other than Daniel Och of $301.0 million in 2007 and an increase of $172.4 million related to the amortization of previously deferred income allocations subject to vesting. These increases were offset by a decrease in 2007 income allocations of $176.8 million, as income allocations to our partners other than Daniel Och following the Reorganization, including the allocation of incentive income at the end of 2007, are no longer treated as expenses under GAAP.

Reorganization expenses.    Reorganization expenses in 2007 of $3.3 billion were related to the following:

(dollars in thousands)
Charge for units purchased with proceeds from initial public offering	$1,088,640
Charge for units purchased with proceeds from DIC Sahir offering	1,129,744
Charge for units held by Ziffs after the Offerings	945,743
Amortization of units held by partners after the Offerings	212,792
Transfer of residual non-equity partners' and profit sharing interests to equity	(43,523)

Total	$3,333,396

In connection with the Reorganization, we recorded a one-time charge for the use of proceeds from the Offerings used to acquire interests in the Och-Ziff Operating Group from our partners and the Ziffs. In addition, the fair value of the remaining Och-Ziff Operating Group A Units held by the Ziffs after the Offerings was recorded as a one-time charge due to a lack of any service or performance requirements. The estimated future Reorganization expenses related to the amortization of the fair value of the remaining unvested Och-Ziff Operating Group A Units held by our partners is expected to be $1.7 billion per year from 2008 through 2011 and $1.5 billion in 2012. Accordingly, we expect to continue to report a GAAP net loss in each of these years.

Profit sharing.    Profit sharing expense increased in 2007 by $8.7 million from 2006. The increase in profit sharing expense resulted from the $72.6 million term loan distributions made to the Ziffs in 2007, offset by a decrease in 2007 income allocations of $63.9 million, as income allocations to the Ziffs following the Reorganization, including the allocation of incentive income at the end of 2007, are no longer treated as expenses under GAAP.

Interest expense.    Interest expense increased in 2007 by $23.1 million from 2006, of which $23.0 million related to our $750 million term loan. As this term loan was entered into on July 2, 2007, we expect interest expense to be higher in 2008. See “—Liquidity and Capital Resources—Debt obligations” for additional information regarding our debt obligations.

General, administrative and other.    General, administrative and other expenses increased in 2007 by $34.7 million, or 72%, from 2006. This increase is primarily due to increased professional fees of $14.3 million associated with expenses incurred in the preparation for our initial public offering and the remaining increase primarily attributable to expenses incurred to support the growth of our operations.

Expenses of consolidated Och-Ziff funds.    The following table sets forth expenses of consolidated Och-Ziff funds by: (i) amounts from funds that were consolidated as of and for periods following December 31, 2007; and (ii) amounts earned for the respective periods from funds we no longer consolidate as of December 31, 2007:

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
From funds consolidated as of and for periods following December 31, 2007	$2,892	$1,851	$1,041	56%
From funds no longer consolidated as of December 31, 2007	340,243	493,770	(153,527)	NM

Total	$343,135	$495,621	$(152,486)	NM

Expenses of consolidated Och-Ziff funds decreased in 2007 by $152.5 million from 2006 as a result of the deconsolidation of most of our funds in 2007. Expenses from funds no longer consolidated as of December 31, 2007, decreased primarily as a result of these funds being consolidated through June 30, 2007. In 2006, such funds were consolidated for the entire year. We expect expenses from funds that are consolidated as of and for periods following December 31, 2007, to continue to be insignificant to our results of operations in future periods.

Other Income

Earnings on investments in and deferred income receivable from Och-Ziff funds.    The following table sets forth: (i) earnings on investments in Och-Ziff funds; (ii) earnings on deferred income receivable from Och-Ziff funds; and (iii) amounts eliminated in consolidation:

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
Earnings on investments in Och-Ziff funds	$59,729	$52,296	$7,433	14%
Earnings on deferred income receivable from Och-Ziff funds	245,051	188,077	56,974	30%
Eliminated in consolidation	(186,445)	(240,373)	53,928	NM

Total	$118,335	$—	$118,335	NM

The following table sets forth the related investments in and deferred income receivable from Och-Ziff funds without the impact of eliminations in consolidation, on which the amounts presented above were earned. As of December 31, 2006, such amounts were eliminated in consolidation.

	As of December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
Before Eliminations
Investments in Och-Ziff funds	$15,996	$414,539	$(398,543)	-96%
Deferred income receivable from Och-Ziff funds	$1,044,284	$1,407,986	$(363,702)	-26%

Earnings on investments in and deferred income receivable from Och-Ziff Funds was $118.3 million in 2007. As a result of the consolidation of all of our domestic funds in 2006 and our offshore funds for the first six months of 2007, earnings on our investments in and deferred income receivable from those funds were eliminated during the periods consolidated. Following the deconsolidation, such amounts are no longer eliminated in consolidation.

Earnings on investments in Och-Ziff funds before the impact of eliminations increased in 2007 compared to 2006 primarily due to the increase in our investments in Och-Ziff funds towards the end of 2006, which increased earnings in 2007. These amounts were primarily related to amounts invested by us, on behalf of our partners, which were withdrawn and distributed to our partners in December 2007; therefore, we expect earnings on investments in Och-Ziff funds, before the impact of eliminations in consolidation, to decrease in 2008.

While deferred income receivable from Och-Ziff funds decreased 26%, earnings on such amounts before the impact of eliminations increased 30% in 2007 compared to 2006. This increase was primarily as a result of an increase of $406.4 million of deferred income receivable recorded on December 31, 2006 related to 2006 incentive income from our offshore funds, which contributed to earnings in 2007. In addition, on December 31, 2007, we collected $529.7 million of the Deferred Balances, which was distributed to our partners in January 2008, and expect to distribute the remaining balance to our partners over the next three years. We no longer defer the collection of incentive income from our funds. Accordingly, we expect earnings on the deferred income receivable from the Och-Ziff funds to decrease over the same period as we collect and distribute these Deferred Balances to our partners.

Net gains of consolidated Och-Ziff funds.    The following table sets forth net gains of consolidated Och-Ziff funds by: (i) net gains from funds that were consolidated as of December 31, 2007; and (ii) net gains earned for the respective periods from funds we no longer consolidate as of December 31, 2007:

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
From funds consolidated as of and for periods following December 31, 2007	$14,957	$37,569	$(22,612)	-60%
From funds no longer consolidated as of December 31, 2007	2,337,333	3,252,606	(915,273)	NM

Total	$2,352,290	$3,290,175	$(937,885)	NM

Net gains of consolidated Och-Ziff funds decreased in 2007 by $937.9 million from 2006 as a result of the deconsolidation of most of our funds in 2007. Net gains from funds no longer consolidated as of December 31, 2007, decreased primarily as a result of these funds being consolidated through June 30, 2007. In 2006, such funds were consolidated for the entire year. We expect net gains from funds consolidated as of and for periods following December 31, 2007, to continue to be insignificant to our results of operations in future periods.

Income Taxes

Income taxes increased in 2007 by $40.6 million from 2006. This increase was primarily due to federal income taxes of $24.6 million in 2007. Prior to the Reorganization and Offerings, we were only subject to certain local, state and foreign income taxes on our operations; however, due to the addition of a corporate tax paying entity into our structure, certain income allocated to our Class A shareholders has become subject to U.S. federal corporate-level income tax and, accordingly, we expect to incur higher income tax expense in future periods. The remaining increase was driven by an increase in the taxable profits of the Och-Ziff Operating Group entities due to the growth in assets under management, resulting in higher management fees.

Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

The following table sets forth the components of partners’ and others’ interests in income of consolidated subsidiaries:

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
From funds consolidated as of and for periods following December 31, 2007	$(23,477)	$(44,019)	$20,542	-47%
From funds no longer consolidated as of December 31, 2007	(2,169,940)	(2,551,238)	381,298	-15%
Partners’ and the Ziffs’ interests in the Och-Ziff Operating Group (primarily Och-Ziff Operating Group A Units)	2,077,553	—	2,077,553	NM
Other	(4,486)	551	(5,037)	NM

Total	$(120,350)	$(2,594,706)	$2,474,356	NM

Partners’ and others’ interests in income of consolidated subsidiaries decreased in 2007 by $2.5 billion from 2006. Partners’ and others’ interests in income of consolidated subsidiaries for the year ended December 31, 2007, exceeded income before partners’ and others’ interests in income of consolidated subsidiaries, as these amounts are largely attributable to fund investors in the Och-Ziff funds. Our fund investors’ interests in consolidated funds do not participate in the operating loss of the Och-Ziff Operating Group, which was $2.6 billion for the year ended December 31, 2007, and primarily due to the reorganization expenses and increased allocations to non-equity partner interests previously discussed.

Partners’ and others’ interests in income of consolidated subsidiaries related to funds no longer consolidated as of December 31, 2007, decreased primarily as a result of these funds being consolidated through June 30, 2007. In 2006, such funds were consolidated for the entire year.

We expect the portion of partners’ and others’ interests in income of consolidated subsidiaries related to funds that continue to be consolidated as of and for periods following December 31, 2007, to continue to be insignificant to our operations in future periods. Partners’ and the Ziffs’ interests in the Och-Ziff Operating Group, which represent an approximately 80.8% economic interest in our business, is expected to continue to significantly reduce our net loss in future periods, as losses of the Och-Ziff Operating Group are allocated to such interests.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Assets Under Management

The following table sets forth the changes to our assets under management for the years ended December 31, 2006 and 2005. Amounts presented are net of management fees and incentive income and include Deferred Balances and amounts invested by us, certain amounts invested by our partners and certain other affiliated parties for which we charged no management fees and received no incentive income for the periods presented. Accordingly, the amounts presented in the following table are not the amounts used to calculate management fees for the respective periods.

	Year Ended December 31,		Change
	2006	2005	$	%
	(dollars in thousands)
Balance-beginning of period	$15,627,165	$11,251,377	$4,375,788	39%
Net inflows	4,135,235	3,117,263	1,017,972	33%
Appreciation	2,858,715	1,258,525	1,600,190	127%

Balance-end of period	$22,621,115	$15,627,165	$6,993,950	45%

In 2006, growth in our assets under management was driven by net inflows of $4.1 billion and appreciation of $2.9 billion as our funds continued to deliver consistent, positive investment performance.

Fund Performance

The following table sets forth assets under management and performance information for our most significant funds that were in existence for the entire comparative periods presented. These net returns represent a composite of the average net returns of the feeder funds that comprise each of our most significant master funds and are presented on a total return basis, net of all fees and expenses, and include the reinvestment of all dividends and income.

	AUM as of December 31,		Net Return for the Year Ended December 31
	2006	2005	2006	2005
	(dollars in thousands)
OZ Master Fund, Ltd.	$15,448,591	$12,001,375	14.8%	8.8%
OZ Europe Master Fund, Ltd.	$3,480,901	$1,887,125	22.3%	15.7%

Among the key contributors to improved performance for the year ended December 31, 2006 was the realization of certain private investments. Additionally, performance was positively impacted by, among other things, increased opportunities arising from robust equity markets in the United States and Europe.

Results of Operations

	Year Ended December 31,		Change
	2006	2005	$	%
	(dollars in thousands)
Revenues
Management fees	$13,739	$11,861	$1,878	16%
Incentive income	15,851	9,414	6,437	68%
Other revenues	3,801	1,181	2,620	222%
Income of consolidated Och-Ziff funds	972,442	489,352	483,090	99%

Total Revenues	1,005,833	511,808	494,025	97%

Expenses
Compensation and benefits	168,961	96,978	71,983	74%
Allocations to non-equity partner interests	277,711	142,488	135,223	95%
Profit sharing	97,977	48,281	49,696	103%
Interest expense	1,183	977	206	21%
General, administrative and other	48,515	39,704	8,811	22%
Expenses of consolidated Och-Ziff funds	495,621	418,705	76,916	18%

Total Expenses	1,089,968	747,133	342,835	46%

Other Income
Net gains of consolidated Och-Ziff funds	3,290,175	1,640,983	1,649,192	101%

Total Other Income	3,290,175	1,640,983	1,649,192	101%

Income Before Income Taxes and Partners' and Others' Interests in Income of Consolidated Subsidiaries	3,206,040	1,405,658	1,800,382	128%
Income taxes	23,327	9,898	13,429	136%

Income Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	3,182,713	1,395,760	1,786,953	128%
Partners’ and others’ interests in income of consolidated subsidiaries	(2,594,706)	(1,134,869)	(1,459,837)	129%

Net Income	$588,007	$260,891	$327,116	125%

Revenues

Management fees and incentive income.    Management fees and incentive income increased in 2006 by $8.3 million, or 39%, from 2005. The increase was primarily attributable to increased assets under management and improved performance from our managed accounts. Unlike the managed accounts, all of our funds were consolidated into our results in 2005 and 2006. As a result, increases in management fees and incentive income of $96.6 million and $355.1 million, respectively, were eliminated in consolidation. See “—Segment Analysis” for a discussion on management fees and incentive income before the impact of eliminations.

Income of consolidated Och-Ziff funds.    Income of consolidated Och-Ziff funds increased in 2006 by $483.1 million, or 99%, from 2005. This increase in income of Och-Ziff funds was driven primarily by the increase in interest and dividend income as a result of the growth in assets under management.

Expenses

Compensation and benefits.    Compensation and benefits increased in 2006 by $72.0 million, or 74%, from 2005. The increase is driven by an increase of $75.8 million in discretionary bonuses to employees, offset by a decrease of $10.8 million related to the amortization of deferred compensation expense subject to forfeiture, which is recognized over the requisite service period. The remaining $7.0 million increase is attributable to an increase in our worldwide headcount from 223 at December 31, 2005 to 267 at December 31, 2006, which resulted in higher salary and other compensation and benefits expenses.

Allocations to non-equity partners.    Allocations to non-equity partners increased in 2006 by $135.2 million, or 95%, from 2005. The increase was driven by a $193.5 million increase in income allocations to the non-equity partners, offset by a net decrease of $58.3 million related to the amortization of deferred income allocations subject to forfeiture, which are recognized over the required service period.

Profit sharing.    Profit sharing expenses increased in 2006 by $49.7 million, or 103%, from 2005. The increase in profit sharing expenses resulted from the increase in management fees and incentive income earned during 2006 as a result of the increase in our assets under management and the performance of our funds.

General, administrative and other.    General, administrative and other expenses increased in 2006 by $8.7 million, or 22%, from 2005. The increase in other expenses related primarily to increased professional fees of $4.3 million and additional leased office space and infrastructure required to accommodate our growth.

Expenses of consolidated Och-Ziff funds.    Expenses of consolidated Och-Ziff funds increased in 2006 by $76.9 million, or 18%, from 2005. The increase in expenses of Och-Ziff funds related primarily to an increase in interest expense of $46.5 million and an increase in stock loan fees of $21.9 million, which are correlated with the increase in the magnitude, number and liquidity of short positions in our portfolio.

Other Income

Net gains of consolidated Och-Ziff funds.    Net gains of consolidated Och-Ziff funds increased in 2006 by $1.6 billion, or 101%, from 2005. The increase was primarily driven by the increase in assets under management and improved performance discussed previously.

Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

Partners’ and others’ interests in income of consolidated subsidiaries increased in 2006 by $1.5 billion, or 129%, from 2005. As a result of consolidating all of our funds in 2005 and 2006, substantially all of the amounts included within partners’ and others’ interests in income of consolidated subsidiaries relate to fund investors’ interests in our funds. Accordingly, the increase is driven by the increases in net gains of consolidated Och-Ziff funds and income of consolidated Och-Ziff funds, offset in part by the increase in expenses of consolidated Och-Ziff funds.

SEGMENT ANALYSIS

Och-Ziff Funds—Economic Income

“Economic Income” is the financial measure used by management when evaluating the overall performance of, and when making operating decisions for our single operating segment, the Och-Ziff Funds segment, such as determining appropriate compensation levels including annual discretionary incentive compensation to our employees, which is the most significant component of our compensation program. Management believes that Economic Income is helpful to an understanding of our business because it reflects our results of operations on a consistent basis for all periods presented. This measure supplements and should be considered in addition to the results of operations discussed above that have been prepared in accordance with GAAP. As a result of the adjustments made to arrive at Economic Income described below, Economic Income has certain limitations in that it does not take into account certain items included or excluded under GAAP. Management compensates for these limitations by using Economic Income as a supplemental measure to the GAAP results to provide a more complete understanding of our segment’s performance as management measures it.

Economic Income may not be comparable to similarly titled measures used by other companies. We use Economic Income as a measure of operating performance, not as a measure of liquidity. Economic Income should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. For a reconciliation of Economic Income to our total Company net income (loss) for the periods presented, please see Note 16 to our consolidated and combined financial statements included in this annual report.

Economic Income:

•

reflects incentive income and management fees earned from each of the Och-Ziff funds and managed accounts, excluding the real estate funds, which are included in our other operations. The impacts of the consolidation and related eliminations of the Och-Ziff funds are not included in Economic Income. Incentive income and management fees not eliminated in consolidation prior to January 1, 2007 are related to our managed accounts, which are not consolidated by us. As previously discussed, we deconsolidated substantially all of the Och-Ziff funds, excluding the real estate funds, in 2007;

•

excludes reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests in the Och-Ziff Operating Group held by our founding owners as Och-Ziff Operating Group A Units;

•

excludes allocations to non-equity partner interests and profit sharing, as management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to our non-equity partners or the Ziffs for periods prior to the Reorganization. For such periods, income allocations to the Ziffs and our partners other than Mr. Och were treated as expenses for GAAP purposes. Following the Reorganization, only expenses related to the allocation of earnings on previously deferred income allocations will be incurred;

•

excludes the earnings on deferred income receivable from Och-Ziff funds and earnings on investments in the Och-Ziff funds, as these amounts relate to earnings on amounts due to affiliates for deferred or reinvested incentive income previously allocated to our partners and the Ziffs, and earnings on amounts due to employees under deferred cash compensation plans;

•

recognizes deferred cash compensation expense in the period in which it is granted, as management determines the total amount of compensation based on our performance in the year of the grant. Under GAAP, deferred cash compensation expense is recognized over the requisite service period;

•

excludes non-cash equity-based compensation granted to employees in connection with the Offerings and grants made to the independent members of our Board of Directors. The fair value of bonuses paid in non-cash equity compensation is recognized in the period in which the bonuses are granted; and

•

excludes depreciation, income taxes and partners’ and others’ interests in income of consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment.

Historically, interest income and interest expense were excluded from Economic Income as these amounts were not significant. As a result of the significant increase in interest expense related to the $750 million term loan, interest income and interest expense are now included in Economic Income. Amounts in the prior periods have been restated to provide Economic Income on a comparable basis.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Assets Under Management

The table below sets forth the changes to our assets under management for the years ended December 31, 2007 and 2006. Amounts presented are net of management fees and incentive income and include Deferred Balances and amounts invested by us, certain amounts invested by our partners and certain other affiliated parties for which we charged no management fees and received no incentive income for the periods presented; however, amounts invested by our partners after the Offerings are subject to fees. Accordingly, the amounts presented below are not the amounts used to calculate management fees for the respective periods. In addition, the following table includes $408.1 million of assets under management as of December 31, 2007 and 2006, related to the real estate funds, which are not included in the Och-Ziff Funds segment.

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
Balance-beginning of period	$22,621,115	$15,627,165	$6,993,950	45%
Net inflows	7,591,631	4,135,235	3,456,396	84%
Appreciation	3,174,709	2,858,715	315,994	11%

Balance-end of period	$33,387,455	$22,621,115	$10,766,340	48%

In 2007, growth in our assets under management was driven by net inflows of $7.6 billion (including the reinvestment of approximately $1.6 billion of after-tax proceeds from the Offerings) and appreciation of $3.2 billion, as our funds continued to deliver consistent, positive investment performance despite challenging market conditions.

Fund Performance

The following table sets forth assets under management and performance information for our most significant funds that were in existence for the entire comparative periods presented. These net returns represent a composite of the average net returns of the feeder funds that comprise each of our most significant master funds and are presented on a total return basis, net of all fees and expenses, and include the reinvestment of all dividends and income.

	AUM as of December 31,		Net Return for the Year Ended December 31
	2007	2006	2007	2006
	(dollars in thousands)
OZ Master Fund, Ltd.	$19,771,142	$15,448,591	11.5%	14.8%
OZ Europe Master Fund, Ltd.	$6,415,782	$3,480,901	14.8%	22.3%
OZ Asia Master Fund, Ltd.	$3,852,118	$2,332,093	12.2%	14.0%
OZ Global Special Investments Master Fund, L.P.	$2,081,960	$194,511	17.2%	13.9%

In 2007, risks related to sub-prime mortgages led to significant dislocations in the global credit markets. This was particularly evident in the third quarter when we saw a mid-quarter decline of 10% to 15% in the global equity markets, and in the last two months of the fourth quarter when we also saw broad global market declines. The diversification of our business by strategy and geography, combined with the active management of our exposures and focus on preservation of fund capital, enabled us to deliver strong investment performance and attract additional capital into our funds.

Economic Income

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
Economic Income Revenues
Management fees	$476,907	$302,835	$174,072	57%
Incentive income	637,243	651,498	(14,255)	-2%
Other revenues	11,391	5,788	5,603	97%

Total Economic Income Revenues	1,125,541	960,121	165,420	17%

Economic Income Expenses
Compensation and benefits	214,736	184,962	29,774	16%
Non-compensation expenses	99,723	46,174	53,549	116%

Total Economic Income Expenses	314,459	231,136	83,323	36%

Economic Income	$811,082	$728,985	$82,097	11%

Economic Income Revenues

Management fees.    Management fees increased in 2007 by $174.1 million, or 57%, from 2006. The increase was attributable to the 48% year-over-year increase in our assets under management.

Incentive income.    Incentive income decreased in 2007 by $14.3 million, or 2%, from 2006. The slight decline occurred as the impact of a larger base of fee-paying assets on which incentive income was earned was offset by lower fund performance. While incentive fees declined slightly year-to-year due to the challenging market conditions, 2007 was a strong year as we continued to deliver positive, absolute returns and continued to outperform the broader equity markets during this volatile period.

Economic Income Expenses

Compensation and benefits.    Compensation and benefits expenses increased in 2007 by $29.8 million, or 16%, from 2006. The increase was driven primarily by a 49% increase in worldwide headcount in order to accommodate asset growth and the infrastructure needed to become a public company. This increase was offset by a decrease of $25.3 million as a result of certain employees who were made partners in 2007; therefore, payments to such partners in 2007 are no longer included in compensation and benefits expense and therefore have no effect on Economic Income.

Non-compensation expenses.    Non-compensation expenses increased in 2007 by $53.5 million, or 116%, from 2006. The increase in non-compensation expenses was driven by increased interest expense of $23.1 million primarily related to our $750 million term loan and increased professional fees of $14.3 million associated with expenses incurred in the preparation for our initial public offering. The remaining increase was primarily attributable to support the growth of our operations.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Assets Under Management

The table below sets forth the changes to our assets under management for the years ended December 31, 2006 and 2005. Amounts presented are net of management fees and incentive income and include Deferred Balances and amounts invested by us, certain amounts invested by our partners and certain other affiliated parties for which we charged no management fees and received no incentive income for the periods presented. Accordingly, the amounts presented below are not the amounts used to calculate management fees for the respective periods. In addition, the following table includes $408.1 million of assets under management as of December 31, 2006 and 2005, related to the real estate funds, which are not included in the Och-Ziff Funds segment.

	Year Ended December 31,		Change
	2006	2005	$	%
	(dollars in thousands)
Balance-beginning of period	$15,627,165	$11,251,377	$4,375,788	39%
Net inflows	4,135,235	3,117,263	1,017,972	33%
Appreciation	2,858,715	1,258,525	1,600,190	127%

Balance-end of period	$22,621,115	$15,627,165	$6,993,950	45%

In 2006, growth in our assets under management was driven by net inflows of $4.1 billion and appreciation of $2.9 billion as our funds continued to deliver consistent, positive investment performance.

Fund Performance

The following table sets forth assets under management and performance information for our most significant funds that were in existence for the entire comparative periods presented. These net returns represent a composite of the average net returns of the feeder funds that comprise each of our most significant master funds and are presented on a total return basis, net of all fees and expenses, and include the reinvestment of all dividends and income.

	AUM as of December 31,		Net Return for the Year Ended December 31
	2006	2005	2006	2005
	(dollars in thousands)
OZ Master Fund, Ltd.	$15,448,591	$12,001,375	14.8%	8.8%
OZ Europe Master Fund, Ltd.	$3,480,901	$1,887,125	22.3%	15.7%

The key contributor to improved performance for the year ended December 31, 2006 was the realization of certain private investments. Additionally, performance was positively impacted by, among other things, increased opportunities arising from robust equity markets in the United States and Europe.

Economic Income

	Year Ended December 31,		Change
	2006	2005	$	%
	(dollars in thousands)
Economic Income Revenues
Management fees	$302,835	$204,331	$98,504	48%
Incentive income	651,498	289,934	361,564	125%
Other revenues	5,788	1,172	4,616	394%

Total Economic Income Revenues	960,121	495,437	464,684	94%

Economic Income Expenses
Compensation and benefits	184,962	103,040	81,922	80%
Non-compensation expenses	46,174	36,934	9,240	25%

Total Economic Income Expenses	231,136	139,974	91,162	65%

Economic Income	$728,985	$355,463	$373,522	105%

Economic Income Revenues

Management fees.    Management fees increased in 2006 by $98.5 million, or 48%, from 2005, primarily attributable to the 45% year-over-year increase in assets under management.

Incentive income.    Incentive income increased in 2006 by $361.6 million, or 125%, from 2005. This increase corresponds to the 127% increase in appreciation of assets under management resulting from a larger asset base of fee-paying assets and stronger investment performance of our funds.

Economic Income Expenses

Compensation and benefits.    Compensation and benefits expenses increased in 2006 by $81.9 million, or 80%, from 2005. This increase was primarily attributable to the increase in discretionary compensation expenses, which were increased by $75.8 million, driven by a 20% worldwide headcount increase as assets under management grew 45% year-over-year and fund performance improved.

Non-compensation expenses.    Non-compensation expenses increased in 2006 by $9.2 million, or 25%, from 2005. This increase relates primarily to increased professional services fees of $4.3 million related to the growth of our business. The balance of the increase was attributable to additional leased space and infrastructure required to accommodate our growth.

Other Operations

Our other operations consist primarily of our real estate management operations and real estate investment funds that do not meet the thresholds of a reportable segment under GAAP. Changes in our other operations were insignificant for the years ended December 31, 2007, 2006 and 2005.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated from management fees and incentive income earned from our funds and managed accounts. We expect that our primary liquidity needs will be to:

•	provide capital to facilitate the growth of our alternative asset management business;

•	provide capital to facilitate our expansion into new businesses;

•	pay our operating expenses, primarily consisting of compensation and benefits and general and administrative expenses;

•	repay borrowings and related interest expense;

•	pay income taxes and amounts to our partners and the Ziffs with respect to the tax receivable agreement as discussed below;

•	make distributions to holders of Och-Ziff Operating Group A Units and our Class A shareholders; and

•	make planned distributions to our partners and the Ziffs of previously deferred incentive income from our offshore funds as discussed below.

Assets under management have grown significantly during the periods presented. This growth resulted from attracting new investors and capital and generating asset appreciation from investments made in the funds and managed accounts. Our funds’ growth and performance directly impacts our liquidity, as management fees earned from our funds have historically been the primary source of cash for our operating expenses. Our funds’ growth and performance also affects how much incentive income we earn and is also an important source of liquidity. Incentive income is a key component in determining annual discretionary incentive compensation, which is our largest expense. Accordingly, we expect to fund our liquidity needs with cash flows from operations from the Och-Ziff Operating Group. If the Och-Ziff Operating Group has insufficient cash flows from operations to meet our liquidity needs, it may have to borrow funds or sell assets, which could negatively impact our liquidity.

We anticipate, based on management’s experience and current business strategy, that our existing cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We expect our operating activities going forward to generate adequate cash flows to fund our normal operations. However, we believe that there may be a number of capital intensive opportunities for us to maximize our growth potential and flexibility in responding to opportunities and challenges. As a result, we may want to raise additional funds to:

•	support continued growth in our business;

•	create new or enhance existing products and investment platforms in developing and emerging markets;

•	pursue new investment strategies;

•	develop new distribution channels; and

•	respond to any significant redemption requests by investors in our funds.

Debt Obligations

Term loan.    On July 2, 2007, we entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75%. The term loan will mature in July of 2012 and is secured by a first priority lien on substantially all of our assets. Commencing on December 31, 2008, the term loan will be payable in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount borrowed under the term loan, and the balance will be payable upon maturity.

We will not be permitted to make distributions to our partners or Class A shareholders if we are in default under the term loan. The term loan will also limit the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments.

Aircraft loan.    On May 12, 2003, we entered into a $20.2 million note payable related to the purchase of our corporate aircraft. This loan bears interest at LIBOR plus 1.35% and matures on May 31, 2008. The remaining principal balance of $16.8 million is due at maturity, which we expect to refinance prior to maturity. As of December 31, 2007, such refinancing has not been obtained.

Distributions, Future Liquidity and Capital Needs

Our ability to make cash distributions to our partners and Class A shareholders will depend on a number of factors that our Board of Directors will take into account as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; and contractual obligations, including payment obligations pursuant to the tax receivable agreement.

As discussed below, payments made under the tax receivable agreement and distributions to holders of Och-Ziff Operating Group Equity Units (our intermediate holding companies, the partners and the Ziffs) with respect to tax liabilities arising from the direct ownership of Och-Ziff Operating Group Equity Units will reduce amounts that would otherwise be available for distribution on Class A Shares. In addition, the Class A restricted share units that we have granted to our managing directors, other employees and independent members of our Board of Directors will accrue distributions equal to the distributions paid on the underlying Class A Shares, such amounts to be paid if and when the related Class A restricted share units vest. As determined by our Board of Directors, these amounts may be paid in cash or in additional Class A restricted share units that similarly may accrue additional distributions and will vest at the same time the related Class A restricted share units vest. Making distributions on our Class A Shares will reduce the amount of cash available for other purposes, including our other primary liquidity requirements as discussed above. If we generate insufficient cash flows from operations to make such distributions, we may have to borrow funds or sell assets, which would negatively impact our liquidity. We may not be able to obtain additional financing on terms that are acceptable, if at all.

Tax receivable agreement.    We may also be required to make payments under the tax receivable agreement that we entered into in connection with the Offerings. The purchase by the Och-Ziff Operating Group of Operating Group A Units from our founding owners with proceeds from the Offerings, and the future taxable exchanges by our partners of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and the tax benefits to be derived therefrom principally through amortization of the basis adjustment over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expense and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff if it is treated as a corporate taxpayer) will pay to our founding owners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that these entities actually realize as a result of such increases in tax basis. Payments under the tax receivable agreement are anticipated to increase the tax basis adjustment to intangible assets resulting from a prior exchange, with such increase being amortized over the remainder of the amortization period applicable to the original basis adjustment to such intangible assets resulting from such prior exchange. It is anticipated that this will result in increasing annual amortization deductions in the taxable years of and after such increases to the original basis adjustments, and potentially will give rise to increasing tax savings with respect to such years and correspondingly increasing payments under the tax receivable agreement.

Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group B Units in the Offerings would aggregate approximately $937.7 million over the next 15 years, resulting in payments to our partners and the Ziffs aggregating approximately $797.1 million over the same period of time. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to pay 85% of the amount of such cash savings to our founding owners is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement.

The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors including: the law as in effect at the time of an exchange or a payment under the tax receivable agreement; the timing of future exchanges; the timing and amount of prior payments under the tax receivable agreement; the price of our Class A Shares at the time of any exchange; the composition of the Och-Ziff Operating Group’s assets at the time of any exchange; the extent to which such exchanges are taxable and the amount and timing of the income of Och-Ziff Corp and our other intermediate corporate taxpayers that hold Och-Ziff Operating Group B Units in connection with an exchange, if any. Depending upon the outcome of these factors, payments that we may be obligated to make to our partners and the Ziffs under the tax receivable agreement in respect of exchanges could be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement, however, the timing and amounts of any such actual payments are not reasonably ascertainable.

Tax liability distributions.    In accordance with the Och-Ziff Operating Group entities’ limited partnership agreements, we will cause the applicable Och-Ziff Operating Group entities to distribute cash, on a pro rata basis, to direct holders of Och-Ziff Operating Group Equity Units in an amount at least equal to the presumed maximum tax liabilities arising from the direct ownership of such units. The presumed maximum tax liabilities are based upon the presumed maximum income allocable to any such unit holder at the maximum combined U.S. federal, New York State and New York City tax rates. Holders of our Class A Shares will not be entitled to these distributions and thus may not receive any distributions at a time when our founding owners are receiving distributions on their Och-Ziff Operating Group A Units. Such tax distributions will take into account the disproportionate income allocation (but not a disproportionate cash allocation) to the unit holders with respect to “built-in gain assets,” if any, at the time of the Offerings. Consequently, Och-Ziff Operating Group tax distributions will be greater than if such assets had a tax basis equal to their value at the time of the Offerings.

Deferred balances distributions.    Historically, we have deferred collection of a certain portion of incentive income receivable from our offshore funds. As a result of a change in the method of accounting used for U.S. income tax purposes by certain subsidiaries, we will no longer defer the collection of such receivables. We expect that all deferred income receivable from the offshore funds, which as of December 31, 2007, was $1.0 billion, will be paid to us over the next three years each year beginning in January 2008, which, in turn, will be distributed to our founding owners and, therefore, will not benefit our Class A shareholders.

Our Funds’ Liquidity and Capital Resources

Our funds have access to credit through facilities with third party lenders, but tend not to draw on those facilities other than for short-term borrowings, which generally are used to implement convertible arbitrage strategies. We have drawn on the capital resources of our founding owners and investors in our funds to meet the investment requirements of the Och-Ziff funds. Our portfolios have historically utilized only a small amount of leverage. Due to the low leverage, and thus low amount of collateralized cash, we have access to significant amounts of cash from our prime brokers at committed terms. Currently, our funds have long-term unsecured debt and committed secured facilities and have other commitments from lenders in place, which provide them with substantial additional liquidity and allow them to take advantage of opportunities within the marketplace.

We may have a significant liquidity issue if our fund investors make substantial redemption requests within a short time period, although we have not experienced any major outflows of capital within a short time period in the past. Capital contributions from investors in our funds generally are subject to initial lockups. We believe that the staggering of these lockups should allow us to manage our liquidity requirements.

Cash Flows Analysis

The consolidation of most of our funds through 2006 and our offshore funds through the first half of 2007 resulted in substantially higher amounts of cash flows from operating and financing activities than that of our asset management business, as the contributions by our fund investors and the investing activities of the funds were included in our consolidated and combined cash flows during those periods.

Operating activities.    Net cash used in operating activities was $2.1 billion, $4.2 billion and $2.9 billion for the years ended December 31, 2007, 2006 and 2005, respectively. The net decrease in cash used in operating activities in 2007 from 2006 was primarily as a result of the deconsolidation of our funds in 2007, as the investing activities of our funds were included in our cash flows through the date of deconsolidation. This decrease in cash used related to the deconsolidation of our funds was offset by a decrease in cash provided from financing activities, as cash inflows from investors in these funds, which are classified within financing activities, were no longer included following the deconsolidation. For periods following deconsolidation, operating cash flows include management fees and incentive income from our funds, as these amounts are no longer eliminated in consolidation. The portion of the term loan distributions made during the period to the Ziffs and our partners other than Mr. Och in the amount of $428.3 million was treated as cash flows used in operating activities in our financial statements. Interest payments on our loan will result in additional operating cash outflows in future periods. The net increase in 2006 from 2005 was driven primarily by the increased investment activities of our funds as a result of the significant growth in assets under management previously discussed and distributions on non-equity partner interests and profit sharing expenses to the Ziffs.

Investing activities.    There were no significant changes in cash flows from investing activities during any of the relevant periods, as investments-related cash flows in the consolidated Och-Ziff funds are classified within operating activities in our consolidated and combined statements of cash flows. Cash outflows related to purchases of fixed assets and the acquisition of interests in our real estate business from one of our joint venture partners are the only amounts included in the investing activities in our consolidated and combined statements of cash flows.

Financing activities.    Net cash provided from financing activities was $2.8 billion, $4.2 billion and $2.9 billion for the years ended December 31, 2007, 2006 and 2005, respectively. The net increases in cash provided from financing activities in 2007 from 2006 are primarily a result of net cash inflows from the proceeds of the Offerings and the proceeds from our term loan. These increases were offset in part by a decrease in cash flows from fund investor contributions in our consolidated funds as a result of the deconsolidations that occurred in 2007. The net increase in 2006 from 2005 was driven by the increase in fund investor contributions as a result of the significant growth in assets under management.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(dollars in thousands)
Long-Term Debt Obligations(a)	$766,983	$18,858	$22,500	$725,625	$—
Operating Lease Obligations(b)	51,902	9,507	22,076	18,756	1,563
Obligations under tax receivable agreement(c)	—	—	—	—	—

	$818,885	$28,365	$44,576	$744,381	$1,563

(a)	Long-term debt represents our $750 million term loan entered into in July 2007 and the note payable on our aircraft entered into in May 2003. See Note 9 to the notes to our consolidated and combined financial statements for more information on these obligations.
(b)	Operating leases are related to rental payments under various leases for office space. See Note 15 to the notes to our consolidated and combined financial statements for more information.
(c)	Obligations under the tax receivable agreement represents our obligation to pay our partners and the Ziffs 85% of realized future tax savings as previously discussed. In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are not reasonably ascertainable at this time. See “—Liquidity and Capital Resources—Distributions, Future Liquidity and Capital Needs—Tax Receivable Agreement” for more information.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our consolidated and combined financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 1 to our consolidated and combined financial statements included in this annual report for a description of our accounting policies. The following is a summary of what we believe to be our most critical accounting policies and estimates:

Fair Value of Investments

The valuation of investments held by our funds is the most critical estimate made by management impacting our results. For periods in which we consolidated our funds, the valuation of investments had significant impacts on various line items in our financial statements and notes thereto. For periods following the deconsolidation of our funds, the valuation of investments in our funds continues to have direct impacts on our results due to the amount of management fees and incentive income that we ultimately realize.

Valuation of investments.    Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair value of our funds’ investments is based on observable market prices when available. Such prices are based on the last sales price on the date of determination, or, if no sales occurred on such day, at the “bid” price at the close of business on such day and if sold short, at the “asked” price at the close of business on such day. Futures and options contracts are valued based on closing market prices. Forward and swap contracts are valued based on market rates or prices obtained from recognized financial data service providers.

We, as the investment manager of the Och-Ziff funds, determine the fair value of investments that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. We generally determine the fair value of investments with no readily ascertainable market value to be the acquisition cost of such investments when we believe this is the best indicator of fair value. We continuously monitor and carefully consider any significant events and developments related to the underlying portfolio companies of an investment to determine whether a change to the current carrying value is appropriate. Examples of such events and developments include: (i) a material equity financing of the company underlying the investment involving a sophisticated investor; (ii) the development of an interdealer or private market; (iii) defaults on obligations or a bankruptcy filing by the company; and (iv) a definitive agreement whereby the company is being acquired. In such situations we may determine that an investment’s fair value is no longer its cost.

For investments where we determine that cost is not the best indicator of fair value, we determine fair value using a number of methodologies and procedures, including but not limited to (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from issuers; and/or (iii) consulting other analytical data and indicators of value. We may use the following additional information to estimate fair value for certain investments: (i) amounts invested in these investments; (ii) financial information provided by the management of these investees; (iii) observable market data for similar assets and liabilities; and (iv) related transactions subsequent to the acquisition of the investment. The methodologies and processes used will be based on the specific attributes related to an investment and available market data and comparative information, depending on what we believe to be the most reliable information at the time.

Significant judgment and estimation goes into the assumptions that drive our valuation methodologies and procedures and the actual amounts ultimately realized could differ materially from the values estimated based on the use of these methodologies.

The following table summarizes our investments as presented in our consolidated and combined financial statements that were valued based on observable market data or based on other than observable market data. As a result of the deconsolidation of most of our funds in 2007, substantially all of our investments as of December 31, 2007, are related to our real estate funds, which we continue to consolidate. The real estate funds predominately value their investments using sources other than observable market data. The remaining investments are those made by the Company in the Och-Ziff funds, which are not based on readily observable market data. As a result, as of December 31, 2007, all of our investments are valued using other than observable market data; however, these assets represent an insignificant part of the total portfolio of assets we manage.

	As of December 31,
	2007		2006
	(dollars in thousands)
Valuation based on observable market data	$—	0%	$25,174,775	90%
Valuation based on sources other than observable market data(a)	174,853	100%	2,865,336	10%

Total	$174,853	100%	$28,040,111	100%

(a)	The majority of investments presented in our consolidated and combined financial statements that are valued based on sources other than observable market data are held at or near acquisition cost.

Impact of fair value measurement on our results.    Changes in the fair value of our funds’ investments may impact our results of operations as follows:

•	Management fees from the Och-Ziff funds, excluding our real estate funds, are based on assets under management, which in turn is dependent on the estimated fair values of the investment assets.

•

Management fees from the Och-Ziff real estate funds are not affected by changes in fair value as they are not based on the value of the funds, but rather on the amount of capital committed or invested in the funds.

•	Incentive income from the Och-Ziff funds, excluding the real estate funds, is directly affected by changes in the fair value of investors’ interests in the funds.

•

Incentive income from the Och-Ziff real estate funds is not materially affected by changes in fair value because it is based on realized gains rather than on the fair value of the funds’ assets prior to realization.

•	Net gains of consolidated Och-Ziff funds will not be significantly impacted by changes in fair value in future periods as a result of the deconsolidation of our funds in 2007.

A 10% change in the fair value of the investments held by our funds would have the following effects on management fees and incentive income:

	Management Fees	Incentive Income
Och-Ziff funds (excluding real estate funds)	10% change in the period subsequent to the change in fair value	Generally, a 10% immediate change in the period in which incentive income would be recognized
Och-Ziff real estate funds	None	None

Accordingly, a 10% change in the fair value of the investments held by the Och-Ziff funds as of December 31, 2007, would have had no impact on management fees earned and would have changed incentive income by approximately $63.7 million for the year ended December 31, 2007. As management fees are charged based on the beginning of period assets under management balances, a 10% change in the fair value of the investments held by the Och-Ziff funds as of December 31, 2007, would have changed management fees by approximately $10.2 million for the three months ended March 31, 2008.

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity (“VIE”) under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis on a case-by-case basis of the relation of the holders of variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests of the entity is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events as required by GAAP, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity and whether we are deemed to be the primary beneficiary who consolidates such entity.

Income Taxes

We use the asset and liability method of accounting for deferred income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities and their respective tax bases.

Under SFAS 109, a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. The determination of whether it is more likely than not that deferred tax assets will be realized is primarily based on estimates of future taxable income, future reversals of taxable temporary differences and judgments as to tax-planning strategies we may take to prevent such benefits from expiring unused. Management regularly reviews its judgments, estimates and assumptions used when determining whether to establish a valuation allowance. As of December 31, 2007, the balance of net deferred tax assets was $935.2 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results that vary significantly from anticipated results.

Recently Adopted Accounting Pronouncements

In September 2006, the Staff of the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated and combined financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 permits an entity to recognize the benefits of uncertain tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. The maximum tax benefit recognized is limited to the amount that is more than 50% likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated and combined financial statements.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN No. 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46-R (“FSP FIN No. 46(R)-6”). FSP FIN No. 46(R)-6 requires a company to analyze variability when applying FIN 46(R) based on the purpose for which an entity was created. FSP FIN No. 46(R)-6 must be applied prospectively to all entities with which a reporting enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred for periods beginning after June 15, 2006. The adoption of FSP FIN No. 46(R)-6 did not have a material impact on the Company’s consolidated and combined financial statements.

In February 2006, the FASB issued SFAS 155, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides, among other things, that (i) for embedded derivatives that would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133, an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (ii) concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued or subject to re-measurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated and combined financial statements.

Future Adoption of New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires assets acquired, liabilities assumed, contractual contingencies and contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related tax reserves to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) is effective for business combinations completed in periods beginning on or after December 15, 2008. SFAS 141(R) will impact how the Company records the acquired assets and liabilities of any future business combinations and is not expected to have a material impact on the Company’s financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company within the equity section of the consolidated financial statements. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; and (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation be measured at fair value. SFAS 160 is effective for reporting periods beginning on or after December 15, 2008. Excluding the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries), into equity, SFAS 160 is not expected to have a material impact on the Company’s financial position or results of operations at the date of adoption.

In June 2007, the American Institute of Certified Public Accountants issued Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 clarifies the definition of an investment company and whether the specialized accounting model of an investment company may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. The original effective date for SOP 07-1 was for reporting periods beginning on or after December 15, 2007; however, on February 6, 2008 the FASB agreed to indefinitely defer the effective date of SOP 07-1 in order to further address various implementation issues.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect to measure certain financial instruments and certain other items at fair value with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position or results of operations at the date of adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 is effective for reporting periods beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases, from the scope of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157, FSP 157-1 and FSP 157-2 is not expected to have a material impact on the Company’s financial position or results of operations at the date of adoption.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as general partner or investment manager for the Och-Ziff funds and managed accounts and the sensitivities to movements in the fair value of their investments which may adversely affect our management fee and incentive income.

Fair value of the financial assets and liabilities of the Och-Ziff funds and managed accounts may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. The net effect of these fair value changes impacts the realized and unrealized gains and losses from investments and revenues in our consolidated and combined statements of operations. However, the majority of these fair value changes are absorbed by the investors of the Och-Ziff funds. To the extent the Och-Ziff funds and managed accounts are not consolidated, our investment in the funds and managed accounts will continue to impact our net income (loss) in a similar way.

Impact on Management Fees

Our management fees are based on the net asset value of the Och-Ziff funds and managed accounts. Accordingly, management fees will change in proportion to changes in the market value of investments in the related Och-Ziff funds and managed accounts.

Impact on Incentive Income

Our incentive income is generally based on a percentage of profits of the various Och-Ziff funds and managed accounts. Our incentive income is determined by our assets under management and our funds’ performance, which are impacted by market factors. However, major factors that will influence the degree of impact include (i) the performance for each individual Och-Ziff fund or managed account in relation to how the investments therein are impacted by changes in the market and (ii) fund performance during the period of any loss carry forward or high-water mark. Consequently, incentive income cannot be readily predicted or estimated.

Market Risk

Investments held as of December 31, 2007, are reported at fair value. A 10% change in the fair value of the investments held by our funds as of December 31, 2007, would result in a change of approximately $3.3 billion in our assets under management, which would proportionately affect our management fee revenues and, to the extent such change was continuing as of the end of the fiscal year, could significantly affect our incentive income.

The following table illustrates the historical composite performance of the OZ Master Fund, Ltd. as compared to the total S&P 500 Index returns for the months in which the S&P 500 Index has declined in value as measured from the beginning of the month to the end of the month for the period from 1994 to December 2007, on a yearly basis. The comparison of S&P 500 Index performance relative to OZ Master Fund, Ltd. performance during months in which the S&P 500 Index declined is for the limited purpose of illustrating how the OZ Master Fund, Ltd. has performed during periods of declines in the broader equity market. We believe that this comparison is illustrative of how we have positioned our portfolios to limit risk in down markets. We manage our risk by identifying potential exposure using quantitative and qualitative analysis, which includes managing the size of and hedging our gross exposure to market risks. It should not be considered an indication of how OZ Master Fund, Ltd. will perform relative to the S&P 500 Index in the future. Furthermore, OZ Master Fund, Ltd. performance has frequently trailed that of the S&P 500 Index in similar periods of positive performance. Accordingly, the performance presentation found in the section titled “Item 1. Business—Overview—Investment Performance” should be referred to when considering the overall performance of OZ Master Fund, Ltd. relative to the S&P 500 Index.

Year	Number of Months of Negative Returns of S&P 500	Total Return of S&P 500 During Negative Return Months	Total Return of OZ Master Fund During Negative Return Months of S&P 500
1994	3	-8.5%	1.7%
1995	1	-36.0%	0.1%
1996	2	-6.4%	3.9%
1997	3	-13.1%	4.0%
1998	3	-17.2%	-2.7%
1999	5	-11.8%	6.2%
2000	8	-27.1%	12.0%
2001	6	-33.2%	0.4%
2002	8	-41.9%	-5.0%
2003	3	-5.2%	4.6%
2004	3	-6.4%	1.1%
2005	5	-8.7%	0.7%
2006	1	-2.9%	0.5%
2007	5	-11.6%	1.4%

A significant decline in the S&P 500 Index may be caused by events affecting U.S. and/or global financial markets or such decline may have repercussions that affect financial markets in a manner that could significantly increase our potential exposure. Past performance is no guarantee of future results.

Performance for OZ Master Fund, Ltd. is provided for illustrative purposes because it includes every strategy and geography in which our funds invest and constitutes approximately 59% of our AUM as of December 31, 2007. Our other funds implement geographical or strategy focused investment programs. The performance for our other funds vary from those of OZ Master Fund, Ltd. and such variances may be material.

OZ Master Fund, Ltd. returns represent a composite of the average annual return of the funds that comprise OZ Master Fund, Ltd. Returns are presented on a total return basis, net of all fees and expenses, and include the reinvestment of all dividends and income. The reader should not assume that there is any material overlap between those securities in the portfolio of OZ Master Fund, Ltd. and those that comprise the S&P 500 Index. It is not possible to invest directly in the S&P 500 Index.

Returns of the S&P 500 Index have not been reduced by fees and expenses associated with investing in securities and include the reinvestment of dividends. The S&P 500 Index is an equity index owned and maintained by Standard & Poor’s, a division of McGraw Hill, whose value is calculated as the free float weighted average of the share prices of 500 large capitalization corporations listed on the NYSE and NASDAQ.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and foreign currency. As of December 31, 2007, if the U.S. dollar weakened by 10% against each of the non-U.S. dollar currencies, the following would be OZ Master Fund’s estimated movements in profits that would result from such currency movement:

		As of December 31, 2007
Currency	Country, Currency Name	Exposure in U.S. Dollars	Change Resulting From 10% Decline in the U.S. Dollar
		(in thousands)
AUD	Australia, Dollar	8,476	848
BRL	Brazil, Real	4,746	475
CAD	Canada, Dollar	2,727	273
CHF	Switzerland, Franc	300	30
CNY	China, Yuan Renminbi	46,394	4,639
CZK	Czech Republic, Koruny	172	17
DKK	Denmark, Kroner	(2,591)	(259)
EUR	Euro Member Countries, Euro	(2,982)	(298)
GBP	United Kingdom, Pound	(18,316)	(1,832)
HKD	Hong Kong, Dollar	32,241	3,224
HRK	Croatia, Kuna	5	1
HUF	Hungary, Forint	1,328	133
ILS	Israel, New Shekel	2,277	228
INR	India, Rupee	2,599	260
JPY	Japan, Yen	(556)	(56)
KRW	South Korea, Won	(8,624)	(862)
MXN	Mexico, Peso	1,318	132
MYR	Malaysia, Ringgit	62,723	6,272
NOK	Norway, Krone	1,456	146
NZD	New Zealand, Dollar	(903)	(90)
PLN	Poland, Zlotych	1,737	174
RUB	Russian, Ruble	72	7
SEK	Sweden, Kroner	1,980	198
SGD	Singapore, Dollar	(439)	(44)
THB	Thailand, Baht	(1,101)	(110)
TRY	Turkey, New Lira	2,648	265
TWD	Taiwan, New Dollar	5,287	529
ZAR	South Africa, Rand	(3,203)	(320)

We estimate that as of December 31, 2007, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss or Economic Income.

The British Pound Sterling and the Euro are the currencies to which we are predominantly exposed to exchange rate risk. However, fluctuations in rates of exchange between the U.S. dollar and these currencies would give rise to foreign currency transaction gains or losses that would not materially impact earnings or cash flow.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments which accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. The following table illustrates the OZ Master Fund’s composite return on a monthly basis for months in which the 10-year U.S. treasury yield increased 25 basis points or more from the beginning of the month to the end of the month since April 1994.

Occurrences of monthly +25 bps or more increase in 10 year Treasury Yields	Yield Change %	OZ Master Fund Return %
April 1994	0.30	3.35
September 1994	0.43	0.58
February 1996	0.52	1.11
April 1996	0.34	0.93
December 1996	0.38	4.38
March 1997	0.35	0.19
August 1997	0.33	2.32
February 1999	0.64	0.71
May 1999	0.27	1.95
April 2001	0.42	0.92
November 2001	0.52	0.34
December 2001	0.30	0.84
March 2002	0.52	1.07
October 2002	0.30	(0.73)
November 2002	0.31	2.49
July 2003	0.89	0.99
October 2003	0.36	2.91
April 2004	0.67	1.02
November 2004	0.33	2.35
July 2005	0.36	2.17
September 2005	0.31	(0.06)
March 2006	0.30	1.30
May 2007	0.27	2.40

In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of December 31, 2007, based on our funds’ debt obligations as of December 31, 2007, we estimate that interest expense relating to variable rate debt obligations payable by the funds would increase by $9.1 million on an annual basis, while interest income generated by the funds would increase by approximately $9.4 million. The net effect of these changes would not result in a material change to our earnings. However, a tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our $750 million term loan entered into in July 2007 bears interest at LIBOR plus 0.75%. For every increase or decrease of 10% in LIBOR as of December 31, 2007, our annual interest expense under the term loan will increase or decrease by approximately $3.5 million.

Credit Risk

Credit risk is the risk that counterparties or debt issuers may fail to fulfill their obligations or that the collateral value may become inadequate to cover our exposure. We manage credit risk by monitoring the credit exposure to and the creditworthiness of counterparties, requiring additional collateral where appropriate, and using master netting agreements whenever possible. We have not experienced any counterparty defaults to date.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, the related notes thereto, and the reports of independent auditors are included in this annual report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreements with accountants on accounting and financial disclosure.

Item 9A(T).	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

This annual report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

In addition, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in the Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, which we refer to as the “Proxy Statement,” under the headings “Corporate Governance,” “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Our Code of Business Conduct and Ethics is posted in the “For Shareholders” section of our website, www.ozcap.com. We will provide you with print copies of our code free of charge on written request to the Company at 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. We intend to disclose any amendments to, or waivers from, provisions of our code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing in similar functions, on our website promptly following the date of such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Proxy Statement under the heading “Executive and Director Compensation” and is incorporated herein by reference.

The “Compensation Committee Report” contained in our Proxy Statement shall not be deemed “soliciting material” or “filed” with the SEC or otherwise subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the Proxy Statement under the headings “Policy on Transactions and Arrangements with Related Persons” and “Related Party Transactions “and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	The financial statements described in the “Index to Consolidated and Combined Financial Statements” are included in this Annual Report on Form 10-K starting at page F-1.

2.	Financial Statement Schedules.

None.

3.	Exhibits included or incorporated by reference herein:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2008

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel Frank
Joel Frank
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Och Daniel Och	Chief Executive Officer, Executive Managing Director, Chairman of the Board of Directors (Principal Executive Officer)	March 25, 2008

/s/ Joel Frank Joel Frank	Chief Financial Officer, Executive Managing Director, Director (Principal Financial and Principal Accounting Officer)	March 25, 2008

/s/ David Windreich David Windreich	Executive Managing Director and Director	March 25, 2008

/s/ Allan Bufferd Allan Bufferd	Director	March 25, 2008

/s/ Jerome Kenney Jerome Kenney	Director	March 25, 2008

/s/ Jeffrey Leeds Jeffrey Leeds	Director	March 25, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Formation of Och-Ziff Capital Management Group LLC, dated as of June 6, 2007, incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

3.2*	Second Amended and Restated Limited Liability Company Agreement of Och-Ziff Capital Management Group LLC, dated as of November 13, 2007.

4.1*	Specimen of Class A Specimen Share Certificate (included in Exhibit 3.2)

4.2*	Class B Shareholders Agreement by and among Och-Ziff Capital Management Group and the Class B Shareholders, dated as of November 13, 2007.

4.3*	Registration Rights Agreement by and among inter alia Och-Ziff Capital Management Group LLC, dated as of November 19, 2007.

4.4*	Registration Rights Agreement by and among Och-Ziff Capital Management Group LLC and DIC Sahir Limited, dated as of November 19, 2007.

10.1+*	Form of Managing Director Agreement.

10.2	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.2 to Amendment No. 4 to our Registration Statement on Form S-1, filed on October 17, 2007 (File No. 333-144256).

10.3*	Tax Receivable Agreement by and among inter alia Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corp., Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, and OZ Advisors II LP, dated as of November 13, 2007.

10.4*	Exchange Agreement by and among the Och-Ziff Capital Management Group LLC, Och-Ziff Corp., Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners and Class B Shareholders, dated as of November 13, 2007.

10.5+*	Och-Ziff Capital Management Group LLC 2007 Equity Incentive Plan.

10.6	Form of Deferred Fee Agreement and Deferred Income Allocation Plan, incorporated herein by reference to Exhibit 10.6 to Amendment No. 8 to our Registration Statement on Form S-1, filed November 8, 2007 (File No. 333-144256).

10.7	Amended and Restated Credit and Guaranty Agreement, incorporated herein by reference to Exhibit 10.7 to Amendment No. 7 to our Registration Statement on Form S-1, filed October 29, 2007 (File No. 333-144256).

10.8	Certificate of Incorporation of Och-Ziff Holding Corporation, dated as of July 12, 2007, incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

10.9	Bylaws of Och-Ziff Holding Corporation, dated as of July 17, 2007, incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

10.10	Certificate of Formation of Och-Ziff Holding LLC, dated as of June 13, 2007, incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

10.11*	Second Amended and Restated Operating Agreement of Och-Ziff Holding LLC, dated as of November 11, 2007.

10.12*	Amended and Restated Limited Partnership Agreement of OZ Advisors LP, dated as of November 13, 2007.

10.13*	Amended and Restated Limited Partnership Agreement of OZ Advisors II LP, dated as of November 13, 2007.

10.14*	Amended and Restated Limited Partnership Agreement of OZ Management LP, dated as of November 13, 2007.

Exhibit No.	Description
10.15*	Second Amended and Restated Limited Partnership Agreement of OZ Advisors LP, dated as of February 11, 2008.

10.16*	Second Amended and Restated Limited Partnership Agreement of OZ Advisors II LP, dated as of February 11, 2008.

10.17*	Second Amended and Restated Limited Partnership Agreement of OZ Management LP, dated as of February 11, 2008.

10.18+	Employment Agreement by and between Zoltan Varga and a subsidiary of the Registrant, dated as of November 5, 2007, incorporated herein by reference to Exhibit 10.15 to Amendment No. 8 to our Registration Statement on Form S-1, filed November 8, 2007 (File No. 333-144256).

10.19	Securities Purchase and Investment Agreement, by and among Och-Ziff Capital Management Group LLC, DIC Sahir Limited and Dubai International Capital LLC, dated as of October 29, 2007, incorporated herein by reference to Exhibit 10.16 to Amendment No. 7 to our Registration Statement on Form S-1, filed October 29, 2007 (File No. 333-144256).

10.20+*	Form of Independent Director Award Agreement.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Management contract, compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Shareholders of Och-Ziff Capital Management Group LLC

We have audited the accompanying consolidated balance sheet of Och-Ziff Capital Management Group LLC and subsidiaries as of December 31, 2007 and the combined balance sheet of Och-Ziff Operating Group as of December 31, 2006, and the related consolidated and combined statements of operations, changes in shareholders’ equity, and cash flows of Och-Ziff Capital Management Group LLC (prior to November 14, 2007, Och-Ziff Operating Group) for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Och-Ziff Capital Management Group LLC and subsidiaries at December 31, 2007 and the combined financial position of Och-Ziff Operating Group at December 31, 2006, and the related consolidated and combined statements of operations and cash flows of Och-Ziff Capital Management Group LLC (prior to November 14, 2007, Och-Ziff Operating Group) for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 25, 2008

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

CONSOLIDATED AND COMBINED BALANCE SHEETS

	As of December 31,
	2007	2006
	(dollars in thousands)
Assets
Cash and cash equivalents	$614,159	$23,590
Income and fees receivable	646,985	16,091
Due from affiliates	1,454	22,475
Deferred income receivable, at fair value	1,044,284	—
Deferred income tax asset	935,175	26
Other assets, net (includes investments in affiliated Och-Ziff Funds of $15,996 and $0, respectively)	108,652	45,843
Assets of consolidated Och-Ziff funds :
Securities owned, at fair value	—	25,128,120
Due from brokers	3	7,825,482
Securities purchased under agreements to resell	—	2,153,230
Derivative assets, at fair value	—	558,669
Other investments, at fair value	158,857	200,092
Interest and dividends receivable	—	99,291
Other assets of Och-Ziff funds	751	2,140

Total Assets	$3,510,320	$36,075,049

Liabilities and Shareholders’ (Deficit) Equity
Liabilities
Due to affiliates	$2,419,059	$548,526
Debt obligations	766,983	17,862
Profit sharing payable	73,144	140,690
Other liabilities	130,865	82,868
Liabilities of consolidated Och-Ziff funds:
Securities sold, not yet purchased, at fair value	—	10,417,702
Securities sold under agreements to repurchase	—	1,215,711
Payable upon return of securities loaned	—	817,239
Redemptions payable	8	744,664
Contributions and subscriptions received in advance	—	526,218
Derivative liabilities, at fair value	—	237,212
Due to brokers	—	203,237
Other liabilities of Och-Ziff funds	—	98,159

Total Liabilities	3,390,059	15,050,088

Commitments and Contingencies (Note 15)
Partners’ and Others’ Interests in Consolidated Subsidiaries	293,016	19,777,297
Shareholders’ Equity (Deficit)
Class A shares, no par value, 1,000,000,000 shares authorized, 74,138,572 shares issued and outstanding as of December 31, 2007	—	—
Class B shares, no par value, 750,000,000 shares authorized, 279,989,571 shares issued and outstanding as of December 31, 2007	—	—
Paid-in capital	775,744	—
Retained deficit	(948,499)	—
Och-Ziff Operating Group partner’s equity prior to Reorganization	—	1,247,664

Total Shareholders’ (Deficit) Equity	(172,755)	1,247,664

Total Liabilities and Shareholders’ (Deficit) Equity	$3,510,320	$36,075,049

See notes to consolidated and combined financial statements.

On November 14, 2007, the Company completed a “Reorganization” of entities under common control.

See Note 2 for information regarding the effects of the Reorganization on the Company’s financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Revenues
Management fees (includes amounts earned from related parties of $300,229, $0 and $0, respectively)	$317,756	$13,739	$11,861
Incentive income (includes amounts earned from related parties of $617,025, $0 and $0, respectively)	632,690	15,851	9,414
Other revenues	11,637	3,801	1,181
Income of consolidated Och-Ziff funds	539,892	972,442	489,352

Total Revenues	1,501,975	1,005,833	511,808

Expenses
Compensation and benefits	238,331	168,961	96,978
Allocations to non-equity partner interests	574,326	277,711	142,488
Reorganization expenses (See Note 2)	3,333,396	—	—
Profit sharing	106,644	97,977	48,281
Interest expense	24,240	1,183	977
General, administrative and other	83,241	48,515	39,704
Expenses of consolidated Och-Ziff funds	343,135	495,621	418,705

Total Expenses	4,703,313	1,089,968	747,133

Other Income
Earnings on deferred income receivable from Och-Ziff funds	60,956	—	—
Earnings on investments in Och-Ziff funds	57,379	—	—
Net gains of consolidated Och-Ziff funds	2,352,290	3,290,175	1,640,983

Total Other Income	2,470,625	3,290,175	1,640,983

(Loss) Income Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(730,713)	3,206,040	1,405,658
Income taxes	63,963	23,327	9,898

(Loss) Income Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(794,676)	3,182,713	1,395,760
Partners’ and others’ interests in income of consolidated subsidiaries	(120,350)	(2,594,706)	(1,134,869)

Net (Loss) Income	$(915,026)	$588,007	$260,891

	November 14, 2007 through December 31, 2007
Net Loss (in thousands)	$(826,559)

Net Loss Per Class A Share
Basic and Diluted	$(11.15)

Average Class A Shares Outstanding
Basic and Diluted	74,138,572

See notes to consolidated and combined financial statements.

On November 14, 2007, the Company completed a “Reorganization” of entities under common control.

See Note 2 for information regarding the effects of the Reorganization on the Company’s financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Och-Ziff Operating Group	Och-Ziff Capital Management Group LLC
	Partner’s Equity (Deficit)	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	(dollars in thousands)
As of December 31, 2004	$495,514	—	—	$—	$—	$—
Capital distributions	(17,710)	—	—	—	—	—
Net income	260,891	—	—	—	—	—

As of December 31, 2005	738,695	—	—	—	—	—
Capital distributions	(79,038)	—	—	—	—	—
Net income	588,007	—	—	—	—	—

As of December 31, 2006	1,247,664	—	—	—	—	—
Capital contributions	47	—	—	—	—	—
Capital distributions	(1,792,820)	—	—	—	—	—
Net loss	(88,467)	—	—	—	—	—

Immediately Prior to Reorganization and Offerings	(633,576)	—	—	—	—	—
Effects of Reorganization and Offerings (See Note 2):
Issuance of Class A shares	—	74,138,572	—	2,341,654	—	2,341,654
Issuance of Class B shares	—	—	279,989,571	1	—	1
Dilution from the Offerings and allocation of partners’ deficit at Reorganization to paid-in capital and retained deficit	121,931	—	—	(1,609,444)	(121,940)	(1,731,384)
Allocation of partners’ deficit at Reorganization to partners’ and others’ interests in consolidated subsidiaries	511,645	—	—	—	—	—
Share-based compensation (See Note 8)	—	—	—	2,581	—	2,581
Impact of amortization of Reorganization charges on paid-in capital (See Note 2)	—	—	—	40,952	—	40,952
Net loss	—	—	—	—	(826,559)	(826,559)

As of December 31, 2007	$—	74,138,572	279,989,571	$775,744	$(948,499)	$(172,755)

See notes to consolidated and combined financial statements.

On November 14, 2007, the Company completed a “Reorganization” of entities under common control.

See Note 2 for information regarding the effects of the Reorganization on the Company’s financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash Flows from Operating Activities
Net (loss) income	$(915,026)	$588,007	$260,891
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Reorganization expenses	3,333,396	—	—
Partners’ and others’ interests in income of consolidated subsidiaries	120,350	2,594,706	1,134,869
Amortization of deferred compensation	106,906	17,978	9,846
Amortization of stock-based compensation	13,410	—	—
Depreciation and amortization	4,218	3,262	2,605
Goodwill impairment	2,856	—	—
Deferred income taxes	(7,881)	14,100	4,637
Operating cash flows due to changes in:
Income and fees receivable	(616,662)	(6,170)	1,940
Due from affiliates	36,355	(11,472)	(5,852)
Deferred income receivable, at fair value	475,921	—	—
Other assets, net	99,550	(5,120)	(2,375)
Securities owned, at fair value	(1,083,082)	(8,193,717)	(4,681,162)
Due from brokers	438,768	(2,712,064)	(1,699,257)
Securities purchased under agreements to resell	(119,281)	(825,418)	(1,201,129)
Derivative assets, at fair value	(71,412)	74,426	(539,435)
Other investments, at fair value	(4,697,794)	(90,906)	(44,855)
Interest and dividends receivable	(7,517)	(35,257)	(26,941)
Other assets of Och-Ziff funds	230,632	281	11,344
Due to affiliates	(17,126)	221,167	(96,604)
Profit sharing payable	(56,722)	53,710	17,972
Other liabilities	57,899	6,000	198,941
Securities sold, not yet purchased, at fair value	252,288	3,398,129	2,410,272
Securities sold under agreements to repurchase	56,343	370,698	833,988
Payable upon return of securities loaned	(41,765)	250,739	555,106
Derivative liabilities, at fair value	16,975	117,881	(142,136)
Due to brokers	235,703	(93,768)	119,721
Other liabilities of Och-Ziff funds	22,964	60,214	10,331

Net Cash Used in Operating Activities	(2,129,734)	(4,202,594)	(2,867,283)

Cash Flows from Investing Activities
Acquisition of additional interest in real estate business	(28,359)	—	—
Purchases of fixed assets	(5,751)	(13,513)	(2,280)

Net Cash Used in Investing Activities	(34,110)	(13,513)	(2,280)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash Flows From Financing Activities
Net proceeds from issuance of Class A shares in initial public offering	1,088,640	—	—
Net proceeds from issuance of Class A shares to DIC Sahir	1,129,744	—	—
Costs directly associated with issuance of Class A shares	(17,387)	—	—
Purchase of Och-Ziff Operating Group A Units	(2,218,384)	—	—
Proceeds from term loan	750,000	—	—
Repayments of debt obligations	(879)	(878)	(878)
Och-Ziff Operating Group capital contributions made prior to Reorganization	47	—	—
Och-Ziff Operating Group capital distributions declared prior to Reorganization	(484,781)	(79,038)	(17,710)
Partners’ and others’ interests in consolidated subsidiaries contributions	3,581,845	6,982,580	3,714,297
Partners’ and others’ interests in consolidated subsidiaries distributions	(1,074,432)	(2,732,517)	(784,396)

Net Cash Provided by Financing Activities	2,754,413	4,170,147	2,911,313

Net Increase (Decrease) in Cash and Cash Equivalents	590,569	(45,960)	41,750
Cash and Cash Equivalents, Beginning of Period	23,590	69,550	27,800

Cash and Cash Equivalents, End of Period	$614,159	$23,590	$69,550

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$79,932	$185,307	$96,343

Income taxes	$10,103	$11,701	$6,579

See Note 1 for non-cash items related to the in-kind distribution of investments in Och-Ziff funds.

See Note 3 for non-cash items related to the deconsolidation of Och-Ziff funds.

See notes to consolidated and combined financial statements.

On November 14, 2007, the Company completed a “Reorganization” of entities under common control.

See Note 2 for information regarding the effects of the Reorganization on the Company’s financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1.	BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Och-Ziff Capital Management Group LLC (“Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global institutional alternative asset management firm headquartered in New York. Its primary business is to sponsor the formation of and provide investment management services to various investment funds (the “Och-Ziff funds”) and separately managed accounts. The Company seeks to deliver consistent, positive risk-adjusted returns throughout market cycles, with a focus on risk management and capital preservation.

Och-Ziff Funds, the Company’s single reportable segment, and other operations provide the following services:

•

Och-Ziff Funds—The Och-Ziff Funds segment manages and provides advisory services to the Och-Ziff funds, excluding the real estate funds, and certain managed accounts, which invest in equity securities, convertible securities and debt instruments, including bank debt and high-yield debt, options, futures, forwards, swaps, other derivatives, private securities and assets, and other investments. The Company’s diversified, multi-strategy approach combines global investment strategies, including merger arbitrage, convertible arbitrage, equity restructuring, credit and distressed credit investments, and private equity.

•

Other Operations—The Company’s other operations currently consist of the real estate management business and the Och-Ziff real estate funds. The real estate management business manages and provides advisory services to the Och-Ziff real estate funds. The Och-Ziff real estate funds seek investment opportunities through the acquisition or funding of ownership interests, through joint ventures and investment vehicles, in individual real estate assets, multi-property portfolios, operating companies and public securities.

The term “partners” refers to the Company’s founder, Daniel Och, and 17 other limited partners of the Company’s principal operating subsidiaries. The Company transacts its business primarily in the United States and substantially all of its revenues are generated domestically. The liability of the Company’s shareholders is limited to the extent of their capital contributions.

Basis of Presentation

The consolidated and combined financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation.

On November 14, 2007, the Company completed an initial public offering of 36,000,000 of its Class A Shares and a private offering of 38,138,571 of its Class A Shares to DIC Sahir Limited (“DIC Sahir”), a wholly-owned subsidiary of Dubai International Capital LLC (collectively, the “Offerings”). Prior to the Offerings, the Company completed a reorganization of entities under the common control of Daniel Och (the “Reorganization”). See Note 2 for additional information regarding the Reorganization and the Offerings and their effects on the consolidated financial statements and capital structure of the Company.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

For periods prior to the Reorganization, the financial statements included the combined accounts of Och-Ziff Capital Management Group LLC and various operating entities under common control, which consisted primarily of OZ Management LP (“OZ Management”), OZ Advisors LP (“OZ Advisors”), OZ Advisors II LP (“OZ Advisors II”) (collectively, the “Och-Ziff Operating Group”), various operating entities related to the Company’s real estate business and certain Och-Ziff funds. As further discussed in Note 2, substantially all of the entities included in the combined financial statements in periods at the time of the Reorganization are included in the consolidated financial statements subsequent to the Reorganization.

Certain prior-period amounts have been reclassified to conform with the current year’s presentation. The most notable of these reclassifications is related to income allocations to non-equity partners. Allocations on non-equity partners’ interests held prior to the Reorganization, previously reported within compensation and benefits, are now presented as allocations to non-equity partner interests within the consolidated and combined statements of operations. Unpaid allocations to non-equity partner interests, previously reported within compensation payable, are now included within due to affiliates in the consolidated and combined balance sheets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements of the Company. The most critical of these estimates are related to fair value measurements of the Company’s and the Och-Ziff funds’ assets and liabilities, the accounting treatment for variable interest entities and the realizability of deferred tax assets. While management believes that the estimates utilized in preparing the consolidated and combined financial statements are reasonable and prudent, actual results could differ materially from those estimates.

Consolidation Policies

The consolidated and combined financial statements include the accounts of the Registrant and entities in which the Company is determined to have a controlling financial interest under the following set of guidelines:

•

Variable Interest Entities (“VIEs”)—In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), the Company must determine whether, if by design, the equity investors of an entity lack the characteristic of a controlling financial interest or do not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary, which is defined as the party that, along with its affiliates and de facto agents, absorbs a majority of the VIEs expected losses or receives a majority of the expected residual returns as a result of holding variable interests.

•

Voting Interest Entities—For entities determined not to be VIEs, the Company must determine whether it holds a controlling financial interest as determined under Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), as amended by FASB Statement of Financial Accounting Standard No. 94, Consolidation of All Majority-Owned Subsidiaries (“SFAS 94”). In accordance with ARB 51 and SFAS 94, the Company consolidates those entities in which it has an investment of greater than 50% and has control over significant operating, financial and investing decisions of the entity.

In addition, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners As a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, the Company consolidates entities in which the Company is a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

substantive, controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities.

•

Och-Ziff Funds—Substantially all of the Och-Ziff funds were consolidated through December 31, 2006, as a result of the Company holding a controlling financial interest in such funds. As of January 1, 2007, the Company no longer consolidated most of the domestic Och-Ziff funds due to substantive rights afforded to the unaffiliated limited partners of these funds. In addition, as of June 30, 2007, the Company no longer consolidated any of the offshore Och-Ziff funds due to similar changes made to the rights afforded to the unaffiliated shareholders of these funds. Accordingly, activity through June 30, 2007, related to the Och-Ziff offshore funds is included in the Company’s consolidated and combined statements of operations and consolidated and combined statements of cash flows. See Note 3 for additional details of the impacts of deconsolidation on the Company’s combined balance sheet.

Partners’ and others’ interests in consolidated subsidiaries represents the ownership interests in certain consolidated subsidiaries, including the consolidated Och-Ziff funds, held by entities or persons other than the Company. When cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceeds the partners’ and others’ interest in the subsidiary’s capital, the excess is charged against the Company’s equity (deficit), except in cases when the interest holder has a binding obligation to make good on such losses in which case such balance is recorded within other assets. Subsequent profits earned by a subsidiary for which excess losses were charged against the Company’s equity (deficit) are allocated to the Company’s equity (deficit) to the extent losses have been previously absorbed. As of December 31, 2007, excess cumulative losses applicable to partners’ and others’ interests in consolidated subsidiaries charged against the Company’s deficit was $265.8 million.

The following table presents the components of partners’ and others’ interests in consolidated subsidiaries:

	As of December 31,
	2007	2006
	(dollars in thousands)
Fund investors’ interests in consolidated Och-Ziff funds	$158,265	$19,777,297
Partners’ and Ziffs’ interests in Och-Ziff Operating Group (Och-Ziff Operating Group A Units—See Note 2)	134,751	—

Partners’ and Others’ Interests In Consolidated Subsidiaries	$293,016	$19,777,297

Fund investors’ interests in consolidated Och-Ziff funds are redeemable quarterly or annually at the request of the investor, subject to an initial one to three year lock-up period, provided that, in certain cases, distributions with respect to such redemptions are subject to the liquidation of the assets underlying such interests.

On October 25, 2007, the Company acquired an additional 25% interest in its real estate operations from one of its joint venture partners for $28.4 million, of which $(3.8) million was allocated to the fair value of the net liabilities acquired, $6.7 million was allocated to other intangible assets, with a useful life and weighted average amortization period of nine years, and the remaining $25.5 million was allocated to goodwill. These intangible assets are primarily related to management agreements the Company has with the Och-Ziff real estate funds and the Company’s rights to future earnings related to the real estate business and are included within other assets, net in the consolidated and combined balance sheets. The estimated future amortization expense related to these intangible assets for the next five years is expected to be $749 thousand each year. Of the $25.5 million allocated to goodwill, $2.9 million was deemed to be impaired at the acquisition date based on the valuation performed as of such date. The fair value of the reporting unit was determined using a discounted cash flow analysis based on the reporting unit’s projected cash flows.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Revenue Recognition Policies

The Company has two principal sources of revenue: management fees and incentive income. Such revenues are derived from the Company’s agreements with the Och-Ziff funds and managed accounts. The agreements are automatically renewed on an annual basis unless the agreements are terminated by the general partner or directors of the Och-Ziff funds or the managed account holder. Certain investments held by employees, partners and other affiliates of the Company in the Och-Ziff funds are not subject to management fees or incentive income charges. See Note 14 for additional information regarding waived fees.

Management Fees

Management fees, which are typically 1.5% to 2.5% of net assets and committed capital under management, are recognized over the period during which the related services are performed and the amounts have been contractually earned.

Incentive Income

Och-Ziff Funds (Excluding Real Estate Funds) and Managed Accounts.    Incentive income from the Och-Ziff funds and the managed accounts, excluding the Och-Ziff real estate funds, is typically 20% of the net realized and unrealized profits attributable to each investor for which all contingencies have been resolved, excluding unrealized profits on certain private investments. In the year following a year of a net loss attributable to an individual fund investor, the Company does not earn incentive income on any net profits attributable to such investor until the net loss of the prior year is recovered.

Incentive income from the Och-Ziff funds, excluding the Och-Ziff real estate funds, and the managed accounts is not subject to any other performance criteria and, once earned, is not subject to repayment. The Company recognizes incentive income at the end of the measurement period, which coincides with the end of the fiscal year or the withdrawal of investor capital during an interim period. Incentive income is received shortly after the end of the fiscal year. The collection of certain amounts in prior years was deferred upon elections by the Company. See “—Deferred Income Receivable.”

Och-Ziff Real Estate Funds.    Incentive income from the Och-Ziff real estate funds is based on profits realized from investments in those funds. If, upon the disposition of an investment, the aggregate incentive income paid to the Company exceeds the amount due based on the aggregate performance of the fund, the excess is required to be paid back to the fund (“clawback”). The Company recognizes incentive income at the time all clawback contingencies have been resolved.

Other Revenues

Other revenues consist primarily of interest income earned on the Company’s cash and cash equivalents and revenue related to non-business use of the corporate aircraft by the partners. Interest income is recognized on an accrual basis when earned. Revenues earned from non-business use of the corporate aircraft are recognized on an accrual basis based on actual flight hours. See Note 14 for additional information regarding non-business use of the corporate aircraft.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Compensation and Benefits

The Company recognizes compensation and benefits expenses over the related service period. Compensation expense that is determined based on incentive income is not recognized before the incentive income is recognized at year-end as described above. A portion of discretionary incentive awards to certain employees is deferred as further described in Note 8.

Share-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that compensation expense related to share-based payments be based on the grant-date fair value and recognized over the requisite service period. An estimated forfeiture assumption is established on the grant date based on current and historical information and is reviewed periodically for any necessary adjustments. A change in the forfeiture assumption is recognized in the period in which such change occurs. See Note 8 for additional information on the Company’s share-based compensation plan. Expenses associated with the Company’s share-based compensation plans are recorded within compensation and benefits in the consolidated and combined statements of operations.

Allocations to Non-Equity Partner Interests

Prior to the Reorganization, interests in the Company held by the partners, excluding Daniel Och, were not considered equity interests for GAAP purposes. Allocations to such partners’ capital accounts were treated as expenses and recorded within allocations to non-equity partner interests in the consolidated and combined statements of operations. Unpaid capital account balances for non-equity partners are recorded within due to affiliates in the consolidated and combined balance sheets.

As further described in Note 2, the interests held by non-equity partners prior to the Reorganization were reclassified into equity interests. Accordingly, only allocations related to earnings on previously deferred incentive income allocations (further described below) are recorded as expenses subsequent to the Reorganization.

Ziffs’ Profit Sharing Agreement

Prior to the Reorganization, Ziff Brothers Investments, L.L.C. and certain of its affiliates (“Ziffs”) were entitled to 12.5% of management fees and incentive income earned by the Company, net of certain expenses, in exchange for having provided the initial funding for the Och-Ziff funds. Amounts payable under the agreement were accrued when the underlying management fees and incentive income were earned by the Company. As described further in Note 2, the Ziffs’ profit sharing interest was reclassified as equity interests in the Och-Ziff Operating Group as part of the Reorganization. Accordingly, profit sharing expenses subsequent to the Reorganization relate solely to earnings on previously deferred profit sharing allocations (See “—Deferred Income Receivable, at Fair Value”).

Investments in Och-Ziff Funds

The Company’s investments in the Och-Ziff funds are accounted for using the equity method of accounting as the Company has the ability to exercise significant influence on such funds. The Company’s earnings from these investments are recorded within earnings on investments in Och-Ziff funds in the consolidated and combined statements of operations. The carrying value of these investments approximates fair value, as the net assets of the underlying funds are recorded at their estimated fair value and is recorded within other assets, net. Prior to the deconsolidation of the Och-Ziff funds further described in Note 3, these investments were eliminated in

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

consolidation. On December 1, 2007, the Company made an in-kind distribution of investments in the Och-Ziff funds in the amount of $221.9 million to Daniel Och and $69.2 million to the other partners.

Deferred Incentive Income

Historically, the Company deferred collection of a certain portion of incentive income receivable from the offshore Och-Ziff funds pursuant to deferred fee agreements between the Company and such funds. Such deferrals were made in conjunction with deferrals by the partners and the Ziffs of payment of incentive income allocations to them. These deferred amounts are recorded within deferred income receivable, at fair value in the consolidated and combined balance sheets. Under the method of accounting used for U.S. income tax purposes, incentive income was taxable in the year the income was collected. The Company has changed its method of accounting for its incentive income for U.S. income tax purposes beginning in 2007. Under the new method of accounting, the incentive income generally will be taxable in the year the Company provides the services to which the income relates. In light of the new method of accounting, the Company has amended the deferred fee agreements and will no longer defer the collection of such income.

In accordance with the amended deferred fee agreements, all deferred income receivables from the offshore Och-Ziff funds will be paid by the funds to the Company over a three-year period beginning in 2008. These amounts will, in turn, be distributed to the partners and the Ziffs over the same period. Prior to amending the deferred fee agreements, certain partners were required to defer a portion of their incentive income allocations for a period of two years. Allocations to non-equity partners for such amounts were subject to forfeiture and recognized as expense over the requisite service period. In connection with the amendments, any remaining service requirements have been shortened and all deferred balances will be fully vested as of January 1, 2008.

During the deferral period, the Company elected to have a portion or all of these deferred amounts indexed to the performance of either an Och-Ziff fund or another approved asset determined by the Company. Additional earnings on the deferred income receivables will be offset as follows:

Earnings Credited To	Offsetting Expense Recorded Within
Daniel Och	Partners’ and others’ interests in income of consolidated subsidiaries
Non-equity partners (prior to Reorganization)	Allocations to non-equity partner interests

Ziffs	Profit sharing

Upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), the Company elected to record the deferred income receivable, a hybrid financial instrument, at fair value with changes in fair value recorded within earnings on deferred income receivable from Och-Ziff funds in the consolidated and combined statements of operations. Fair value of the deferred income receivable is based on the value of the underlying funds from which the amounts have been deferred. Prior to the deconsolidation of the offshore Och-Ziff funds further described in Note 3, deferred income receivable and earnings on such balances were eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents, which consist primarily of money market investments, are held with one major financial institution and expose the Company to a certain degree of credit risk.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Cash equivalents are recorded at cost plus accrued interest. The Company records cash equivalents of the Och-Ziff funds held at prime brokers within due from brokers in the consolidated and combined balance sheets.

Fixed Assets

Fixed assets consist primarily of a corporate aircraft, leasehold improvements, computer hardware and software, furniture, fixtures and office equipment. Fixed assets are recorded within other assets, net in the consolidated and combined balance sheets at cost less accumulated depreciation and amortization. The Company capitalizes eligible costs associated with the acquisition or development of internal-use software. Once the software is ready for its intended use, these capitalized costs are amortized and reviewed periodically for impairment. Depreciation and amortization of fixed assets are calculated using the straight-line method over depreciable lives of: fifteen years for the corporate aircraft, the shorter of the related lease term or expected useful life for leasehold improvements and three to seven years for all other fixed assets.

Income Taxes

Deferred income tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

The realization of deferred income tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. A valuation allowance is established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Significant judgment is required in determining whether a valuation allowance should be established as well as the amount of such allowance.

Future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated and combined financial statements in the year these changes occur.

The Company records interest and penalties related to income taxes within income taxes in the consolidated and combined statements of operations.

Foreign Currency Transactions

The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the closing rates of exchange on the date of the consolidated and combined balance sheets. These transaction gains and losses are recorded as other expenses within general, administrative and other in the consolidated and combined statements of operations. Transaction gains or losses arising from changes in exchange rates related to investments held by the consolidated funds are recorded as net realized and unrealized foreign currency (losses) gains within net gains of consolidated Och-Ziff funds in the consolidated and combined statements of operations.

Policies of Consolidated Och-Ziff Funds

Certain Och-Ziff funds in which the Company has only minor economic interests are included in the Company’s consolidated and combined financial statements. The majority ownership interests in these funds, which are not held by the Company, are reflected within partners’ and others’ interests in consolidated subsidiaries in the consolidated and combined balance sheets. The management fees and incentive income from the consolidated

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Och-Ziff funds are eliminated in consolidation; however, the Company’s share of the net income from these funds is increased by the amount of these eliminated fees and incentive income. Accordingly, the consolidation of these Och-Ziff funds has no net effect on the Company’s net income (loss) or shareholders’ equity (deficit).

Each of the Och-Ziff funds is, for GAAP purposes, an investment company under the AICPA Audit and Accounting Guide—Investment Companies (the “AICPA Guide”). The Company has retained the specialized accounting of these funds in accordance with EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation (“EITF 85-12”).

The Och-Ziff funds are generally structured through master-feeder arrangements, whereby the feeder funds make their investments primarily in master funds. In instances where consolidated Och-Ziff feeder funds own all of the outstanding equity shares of an affiliated master fund, the Company consolidates such master fund. Pursuant to the AICPA Guide, the consolidated Och-Ziff funds’ investments are reflected in the consolidated and combined financial statements at their estimated fair values with changes in unrealized gains and losses included within net gains of consolidated Och-Ziff funds.

Income of Consolidated Och-Ziff Funds

Income of consolidated Och-Ziff funds consists primarily of interest income and dividend income. Interest income is recorded on an accrual basis using the effective interest method. The Company may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of December 31, 2007 and 2006, and the impact of such investments for the years ended December 31, 2007, 2006 and 2005, were not significant. Dividend income is recorded on the ex-dividend date.

Expenses of Consolidated Och-Ziff Funds

Expenses of consolidated Och-Ziff funds consist primarily of interest expense, dividend expense and stock loan fees. Interest expense is recorded on an accrual basis using the effective interest method. Dividend expense is recorded on the ex-dividend date, net of any applicable tax withholdings. Stock loan fees are recorded on an accrual basis as incurred.

Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are stated at their estimated fair values. Securities transactions are recorded on a trade-date basis. Realized gains and losses on sales of investments of the Och-Ziff funds are determined on a specific identification basis and are included within net gains of consolidated Och-Ziff funds in the consolidated and combined statements of operations.

Securities listed on one or more national securities exchanges are stated at the closing price on the date of determination. Securities that are not exchange traded or for which exchange quotations are not readily available are valued at the latest price obtained from one or more dealers making a market for such securities or at estimated fair values as determined in good faith, using observable market data where applicable and involving some degree of judgment. Securities for which exchange quotations are not readily available may include specific classes or series of an issuer’s equity or debt securities and securities traded over-the-counter (“OTC”).

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

The consolidated and combined financial statements include investments, such as investments in equity and debt of private and closely held companies, whose estimated fair values, in the absence of readily ascertainable market values, are determined by methods and procedures including but not limited to: (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from issuers; and/or (iii) consulting other analytical data and indicators of value. In addition, for certain securities, subsequent investments and related transactions in the security may be used by the Company to estimate their fair values.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”), comprised principally of corporate bonds, represent short-term collateralized financing transactions and are recorded in the consolidated and combined balance sheets at their contractual amounts plus accrued interest.

The Company receives securities to collateralize amounts furnished under reverse repurchase agreements on terms that permit the Company to re-pledge or resell the securities to others. Interest earned on these transactions is recorded as interest income within income of consolidated Och-Ziff funds in the consolidated and combined statements of operations.

The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms which permit the counterparties to re-pledge or resell the securities to others. Securities transferred to counterparties under such agreements are included in securities owned, at fair value in the combined balance sheets. Interest expense incurred on these transactions is recorded as interest expense within expenses of consolidated Och-Ziff funds in the consolidated and combined statements of operations.

The Company’s reverse repurchase agreements may result in credit exposure if the counterparty to the transaction is unable to fulfill its contractual obligations. The Company minimizes credit risk associated with these activities by monitoring counterparty credit exposure and collateral values on a daily basis and requiring additional collateral where appropriate.

Securities Lending

In the normal course of business, the Company, through the consolidated Och-Ziff funds, loans certain of its securities to its clearing brokers. The Company generally receives cash collateral equal to or greater than the market value of the securities owned. The securities are valued on a daily basis and additional collateral is received as needed. Securities loaned are treated as financing transactions and remain recorded within securities owned, at fair value in the consolidated and combined balance sheets. The amount of cash collateral received is recorded as a liability within payable upon return of securities loaned. Income and expenses associated with securities lending transactions are recorded as interest income and interest expense, respectively, within income of consolidated Och-Ziff funds and expenses of consolidated Och-Ziff funds, respectively, in the consolidated and combined statements of operations.

Derivatives

In the normal course of business, the Company, through the consolidated Och-Ziff funds, uses derivative contracts primarily to structure investments to attain certain objectives, as well as to limit certain types of risk. Derivative contracts include futures, forward foreign currency contracts, OTC options, exchange traded options, warrants, rights, contracts for differences and total return, asset, credit default and interest rate swaps. All derivatives are recorded in the consolidated and combined balance sheets at fair value.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Swaps, other than credit default swaps, represent agreements between two parties to make payments based upon the performance of certain underlying assets. The Company is obligated to pay, or entitled to receive, the net difference in the value at the onset of the swap compared to the value at the termination or reset date of the swap. The ultimate gain or loss is dependent upon the prices of the underlying financial instruments at the settlement date.

Credit default swaps entitle the Company to receive periodic payments as the provider of credit protection or obligate the Company to make periodic payments as the receiver of credit protection based upon a specific credit event occurring.

Futures contracts represent firm commitments to buy or sell an agreed quantity of an underlying asset at a specified value and date. Initial margin is paid upon entering into the contract and variation margin is paid or received by the Company each day, depending on the daily fluctuations in the fair value of the contract. The change in fair value is recorded as an unrealized gain or loss in the combined statements of income. The ultimate gain or loss is equal to the difference between the value of the contract at the onset and the value of the contract at settlement date.

Forward foreign currency contracts represent agreements with counterparties to exchange currencies at agreed-upon rates based upon predetermined notional amounts. The Company uses forward foreign currency contracts to reduce exposures to fluctuations in foreign exchange rates. The ultimate gain or loss is equal to the difference between the value of the contract at the onset and the value of the contract at settlement date, or the date on which the Company enters into an offsetting contract.

The Company purchases and writes put and call options through listed exchanges and in the OTC market. Purchased options provide the Company with the opportunity to purchase (call option) or to sell (put option) an underlying asset at an agreed-upon value either on or before the expiration of the option. Options written by the Company provide the purchaser of the option the opportunity to purchase from or sell to the Company an underlying asset at an agreed-upon value either on or before the expiration of the option.

The Company’s swaps, futures and forward foreign currency contracts provide for netting of payments between the Company and each counterparty. Therefore, derivative assets, at fair value represent the Company’s net unrealized gains with counterparties and derivative liabilities, at fair value represent net unrealized losses with counterparties.

The Company determines the fair values of derivative contracts by using quoted market prices when available; otherwise, they are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments. Generally, option pricing methodology is dependent on the geographic market in which the individual option trades and whether the option is exchange-traded or OTC. The pricing methodologies used include: (i) obtaining the midpoint between the last “bid” and “asked” prices; (ii) determining the last reported sales prices; or (iii) obtaining a broker quote on the date of determination.

The net fair value of derivatives determined using quoted market prices was $142.5 million as of December 31, 2006. The net fair value of derivatives determined using pricing models was $179.0 million as of December 31, 2006. As a result of the deconsolidation of most of the Och-Ziff funds in 2007, the Company had no derivatives as of December 31, 2007.

Other Investments

Other investments consist primarily of the Company’s interests, through consolidated Och-Ziff funds, in other investment companies and are recorded at fair value based upon information provided by the management of the underlying investment companies.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

In addition, various real estate equity interests, which may be in the form of general and limited partnerships, real estate investment trusts (“REITs”) and limited liability companies are also included within other investments, at fair value. For the Company’s real estate equity interests, fair value is based upon discounting the expected cash flows from the investments or a multiple of earnings. In addition, the Company considers recent sales as well as offers on investments that it deems likely to close in the near future. In reaching its final determination of fair value, the Company considers many factors including, but not limited to, the operating cash flows and financial performance of the properties relative to budgets or projections, property types and geographic locations, expected exit timing and strategy and any specific rights or terms associated with the investment.

Recently Adopted Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated and combined financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 permits an entity to recognize the benefits of uncertain tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. The maximum tax benefit recognized is limited to the amount that is more than 50% likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated and combined financial statements.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN No. 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46-R (“FSP FIN No. 46(R)-6”). FSP FIN No. 46(R)-6 requires a company to analyze variability when applying FIN 46(R) based on the purpose for which an entity was created. FSP FIN No. 46(R)-6 must be applied prospectively to all entities with which a reporting enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred for periods beginning after June 15, 2006. The adoption of FSP FIN No. 46(R)-6 did not have a material impact on the Company’s consolidated and combined financial statements.

In February 2006, the FASB issued SFAS 155, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides, among other things, that (i) for embedded derivatives that would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133, an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (ii) concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued or subject to re-measurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated and combined financial statements.

Future Adoption of New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires assets acquired, liabilities assumed, contractual contingencies and contingent consideration to

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related tax reserves to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) is effective for business combinations completed in periods beginning on or after December 15, 2008. SFAS 141(R) will impact how the Company records the acquired assets and liabilities of any future business combinations and is not expected to have a material impact on the Company’s financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the equity section of the consolidated financial statements. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; and (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation be measured at fair value. SFAS 160 is effective for reporting periods beginning on or after December 15, 2008. Excluding the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries), into equity, SFAS 160 is not expected to have a material impact on the Company’s financial position or results of operations at the date of adoption.

In June 2007, the American Institute of Certified Public Accountants issued Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 clarifies the definition of an investment company and whether the specialized accounting model of an investment company may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. The original effective date for SOP 07-1 was for reporting periods beginning on or after December 15, 2007; however, on February 6, 2008, the FASB agreed to indefinitely defer the effective date of SOP 07-1 in order to further address various implementation issues.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect to measure certain financial instruments and certain other items at fair value with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position or results of operations at the date of adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 is effective for reporting periods beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases, from the scope of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157, FSP 157-1 and FSP 157-2 is not expected to have a material impact on the Company’s financial position or results of operations at the date of adoption.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

2.    REORGANIZATION AND OFFERINGS

Reorganization

Och-Ziff Operating Group

As part of the Reorganization, the capital structure of each of the Och-Ziff Operating Group entities was converted from a capital account structure, with Daniel Och holding the sole GAAP equity capital account of each Och-Ziff Operating Group entity, to a unitized structure consisting of Class A Common Units and Class B Common Units. The term “Och-Ziff Operating Group A Unit” is used to refer collectively to a Class A Common Unit of each Och-Ziff Operating Group entity. Similarly, the term “Och-Ziff Operating Group B Unit” is used to refer collectively to a Class B Common Unit of each Och-Ziff Operating Group entity. As part of the Reorganization, Daniel Och’s equity interests, the other partners’ non-equity interests and the Ziffs’ profit sharing interests were reclassified into Och-Ziff Operating Group A Units.

The following Och-Ziff Operating Group Units represent all of the equity interests of the Och-Ziff Operating Group:

•

Och-Ziff Operating Group A Units—The Och-Ziff Operating Group A Units are held by the partners and the Ziffs. Once vested, such units may be exchanged for Class A Shares of the Registrant on a one-for-one basis, subject to certain transfer restrictions for the five years following the Offerings.

•	Och-Ziff Operating Group B Units—The Och-Ziff Operating Group B Units represent the Company’s interest in the Och-Ziff Operating Group.

The following is a summary of the Och-Ziff Operating Group A Units issued at the time of the Reorganization and the units that were subsequently purchased with the use of proceeds from the Offerings:

	Och-Ziff Operating Group A Units
	Partners	Ziffs	Total
Total units issued at Reorganization	346,714,285	38,523,810	385,238,095
Units purchased with proceeds from initial public offering	(32,400,000)	(3,600,000)	(36,000,000)
Units purchased with proceeds from DIC Sahir offering	(34,324,714)	(3,813,857)	(38,138,571)

Total Units Held After Offerings	279,989,571	31,109,953	311,099,524

The reclassification of Daniel Och’s equity interests into Och-Ziff Operating Group A Units was accounted for as a recapitalization of the business similar to a reverse stock split followed by an issuance of Och-Ziff Operating Group A Units, which was accounted for as a share-based payment under SFAS No. 123(R). Additionally, the reclassification of the non-equity partners’ and Ziffs’ interests into Och-Ziff Operating Group A Units was accounted for as a share-based payment under SFAS No. 123(R). In accordance with SFAS No. 123(R), the following charges associated with the Och-Ziff Operating Group A Units are recorded within reorganization expenses:

•

Och-Ziff Operating Group A Units purchased from the partners and the Ziffs with proceeds from the Offerings—The units purchased with proceeds from the Offerings were not subject to any service or performance requirements; therefore, the fair value of such units were recognized as a one-time charge based on the net cash proceeds from the Offerings received by the partners and the Ziffs similar to a share-based payment settled in cash under SFAS No. 123(R).

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

•

Och-Ziff Operating Group A Units held by partners after the Offerings—The charge for units held by the partners after the Offerings is based on the fair value of such units, calculated using the initial public offering price of the Company’s Class A Shares less a 5% discount for transfer restrictions that remain in place after vesting, or $30.40 per Group A Unit. The fair value of such units will be amortized on a straight-line basis over the requisite five-year service period. Any units forfeited will be redistributed amongst the remaining partners and accounted for as a new grant at such time.

•

Och-Ziff Operating Group A Units held by Ziffs after the Offerings—As such units are not subject to any substantive service or performance requirements, the charge for the issuance of Och-Ziff Operating Group A Units to the Ziffs was recognized as a one-time charge at the time of the Reorganization on the date of the grant. The charge related to units held by the Ziffs after the Offerings is based on the fair value of such units, calculated using the initial public offering price of the Company’s Class A Shares less a 5% discount for transfer restrictions that remain in place after the date of the Offerings, or $30.40 per Group A Unit.

The following table presents the components of Reorganization expenses for the year ended December 31, 2007:

Reorganization Expenses
(dollars in thousands)
Charge for Group A Units purchased with proceeds from initial public offering	$1,088,640
Charge for Group A Units purchased with proceeds from DIC Sahir offering	1,129,744
Charge for Group A Units held by Ziffs after the Offerings	945,743
Amortization of units held by the partners after the Offerings	212,792
Transfer of residual non-equity partners’ and profit sharing interests to equity	(43,523)

Total Reorganization Expenses for the Year Ended December 31, 2007	$3,333,396

The following is a summary of the unrecognized reorganization expenses related to the Och-Ziff Operating Group A Units held by the partners which will be amortized on a straight-line basis over the five-year requisite service period:

Unrecognized Reorganization Expenses
(dollars in thousands)
Total Reorganization expenses to be amortized for Group A Units held by the partners	$8,511,683
Amortization in 2007	(212,792)

Total Unrecognized Reorganization Expenses as of December 31, 2007	$8,298,891

Och-Ziff Capital Management Group LLC

The Registrant was formed for the purpose of holding, through various intermediate holding companies, a controlling general partner interest in each of the Och-Ziff Operating Group entities and to acquire limited partner interests, in the form of Och-Ziff Operating Group B Units, with proceeds from the Offerings.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

The capital structure of Och-Ziff Capital Management Group LLC is made up of the following:

•

Class A Shares—Class A Shares represent all of the economic interests in the Registrant and entitle holders to one vote per share on matters submitted to shareholders for approval. In addition to the Class A Shares issued in the Offerings a single Class A Share was issued to Daniel Och prior to the Offerings.

•

Class B Shares—Class B Shares are held by partners holding Och-Ziff Operating Group A Units. Such shares entitle holders to one vote per share on matters submitted to shareholders for approval but do not participate in the earnings of the Registrant . The partners granted to the Class B shareholder committee, consisting solely of Daniel Och, an irrevocable proxy to vote their Class B Shares in concert. The Ziffs do not hold any Class B Shares. Upon the exchange of an Och-Ziff Operating Group A Unit for a Class A Share of the Registrant by a partner, the corresponding Class B Share is canceled and an Och-Ziff Operating Group B Unit is issued to the Company.

As the Registrant and the Och-Ziff Operating Group were under the common control of Daniel Och at the time of the Reorganization, the transfer of control of the Och-Ziff Operating Group to the Registrant was accounted for as a transaction among entities under common control, which resulted in the following impacts to the consolidated and combined financial statements:

•

Balance Sheet—The assets, liabilities and equity of the Och-Ziff Operating Group and of the Registrant have been combined and carried forward at their existing carrying values. An allocation of partner’s deficit at the time of the Reorganization was made to retained deficit, paid-in capital and partners’ and others’ interests in consolidated subsidiaries.

•

Statements of Operations—The statements of operations include the historical combined statements of operations of the Och-Ziff Operating Group combined with the statement of operations of the Registrant.

•

Statements of Shareholders’ Equity—Upon Reorganization, the partners and the Ziffs retained their interests in the Och-Ziff Operating Group directly through Och-Ziff Operating Group A Units. Such interests are recorded within partners’ and others’ interests in consolidated subsidiaries. As a result, the following allocation of partner’s deficit at the time of the Reorganization was made:

		Upon Reorganization and Offerings
Och-Ziff Operating Group Units	Interest recorded within	Units	Percentage	Partner’s Deficit Allocated
				(dollar in thousands)
Och-Ziff Operating Group A Units	Partners’ and others’ interests in consolidated subsidiaries	311,099,524	80.76%	$511,645
Och-Ziff Operating Group B Units	Retained deficit and paid-in capital	74,138,572	19.24%	121,931

		385,238,096	100.00%	$633,576

Of the $121.9 million of partner’s deficit allocated to the Company at the time of the Reorganization and Offerings, $9 thousand of capital contributions received prior to the Reorganization and Offerings were allocated to the Company’s paid-in capital and the balance was transferred to the Company’s retained deficit.

•

Statements of Cash Flows—The statements of cash flows include the historical combined statements of cash flows of the Och-Ziff Operating Group combined with the statement of cash flows of the Registrant.

Offerings

On November 14, 2007, the Company completed an initial public offering and a private offering to DIC Sahir of its Class A Shares. The net proceeds from the Offerings were then used to acquire a 19.2% interest in the Och-Ziff

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Operating Group from the partners and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the Offerings. The following table summarizes the net proceeds used to acquire such interests:

	Initial Public Offering	DIC Sahir Offering	Total
	(dollars in thousands)
Gross proceeds	$1,152,000	$1,153,310	$2,305,310
Underwriting discount	(63,360)	—	(63,360)
DIC Sahir transaction fees	—	(23,566)	(23,566)

Net Proceeds Used to Acquire Interests in the Och-Ziff Operating Group	$1,088,640	$1,129,744	$2,218,384

The acquisition of Och-Ziff Operating Group A Units from the partners and the Ziffs gave rise to a deferred tax asset and a corresponding liability under a tax receivable agreement entered into by the Company, partners and the Ziffs. See Note 13 for additional information on the deferred tax asset and tax receivable agreement. The initial estimate for the deferred tax asset, net of the liability to the partners and the Ziffs under the tax receivable agreement, is recorded within paid-in capital as additional consideration on behalf of the Class A shareholders.

The following table summarizes the net increase to paid-in capital as a result of the Offerings, the deferred tax asset and the corresponding liability related to the tax receivable agreement described above, and expenses incurred that were directly attributable to the Offerings:

Increase (Decrease) to Paid-in Capital
(dollars in thousands)
Net proceeds from the Offerings	$2,218,384
Net deferred tax asset upon acquiring interests in the Och-Ziff Operating Group	937,712
Liability to partners and Ziffs in connection with the tax receivable agreement	(797,055)
Legal and accounting expenses directly attributable to Offerings	(17,387)

Net Increase to Paid-in Capital	$2,341,654

As a result of the excess of the net proceeds used to acquire interests in the Och-Ziff Operating Group over the book value of the Och-Ziff Operating Group at the time of the Offerings, paid-in capital was diluted by $1.6 billion. Subsequent amortization of Och-Ziff Operating Group A Units held by the partners after the Offerings will result in increases to the Company’s paid-in capital, as the increases to the Och-Ziff Operating Group’s paid-in capital are allocated on a pro rata basis to the Och-Ziff Operating Group A and Group B Units.

3.    DECONSOLIDATION OF CERTAIN OCH-ZIFF FUNDS

Deconsolidation of Certain Domestic Och-Ziff Funds

As of January 1, 2007, the Company, as general partner, is no longer required to consolidate the majority of the domestic Och-Ziff funds since as of such date, the unrelated limited partners of such funds had the substantive ability to remove the Company as general partner by simple majority vote. In addition, in instances where consolidated Och-Ziff feeder funds own all of the outstanding equity shares of an affiliated master fund, the Company consolidates such master fund. As a result of the deconsolidation of certain domestic Och-Ziff feeder funds described above, certain master funds are no longer wholly-owned by funds consolidated by the Company. Accordingly, the Company deconsolidated such master funds as of January 1, 2007.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

The deconsolidation of the domestic Och-Ziff funds resulted in the following non-cash adjustments to the Company’s combined balance sheet as of January 1, 2007:

Impact of Deconsolidation
(dollars in thousands)
Assets
Income and fees receivable	$(296)
Due from affiliates	15,334
Other assets (Investments in Och-Ziff funds)	407,096
Assets of consolidated Och-Ziff funds:
Securities owned, at fair value	(23,022,580)
Due from brokers	(7,221,321)
Securities purchased under agreements to resell	(1,351,431)
Derivative assets, at fair value	(487,283)
Other investments, at fair value	16,220,324
Interest and dividends receivable	(59,807)
Other assets of Och-Ziff funds	419,692

Total Assets	$(15,080,272)

Liabilities and Shareholders’ Equity
Liabilities of consolidated Och-Ziff funds:
Securities sold, not yet purchased, at fair value	(9,569,218)
Securities sold under agreements to repurchase	(112,065)
Payable upon return of securities loaned	(690,301)
Redemptions payable	(118,031)
Contributions and subscriptions received in advance	(79,235)
Derivative liabilities, at fair value	(199,880)
Due to brokers	(203,237)
Other liabilities of Och-Ziff funds	(32,041)

Total Liabilities	(11,004,008)

Partners’ and Others’ Interests in Consolidated Subsidiaries	(4,076,264)
Total Shareholders’ Equity	—

Total Liabilities and Shareholders’ Equity	$(15,080,272)

Deconsolidation of Offshore Och-Ziff Funds

As of June 30, 2007, the Company, as the investment manager with decision making rights, is no longer required to consolidate the offshore Och-Ziff funds since as of such date, the unrelated investors of such funds had the substantive ability to remove the Company as the investment manager by simple majority vote. In addition, as a result of the deconsolidation of the offshore Och-Ziff feeder funds, one additional master fund is no longer consolidated by the Company as of June 30, 2007.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

The deconsolidation of the offshore Och-Ziff funds resulted in the following non-cash adjustments to the Company’s combined balance sheet as of June 30, 2007:

Impact of Deconsolidation
(dollars in thousands)
Assets
Income and fees receivable	$14,528
Deferred income receivable, at fair value	1,520,205
Other assets (Investments in Och-Ziff funds)	17,765
Assets of consolidated Och-Ziff funds:
Securities owned, at fair value	(3,188,622)
Due from brokers	(160,795)
Securities purchased under agreements to resell	(921,080)
Derivative assets, at fair value	(142,798)
Other investments, at fair value	(20,959,338)
Interest and dividends receivable	(47,001)
Other assets of Och-Ziff funds	(190,449)

Total Assets	$(24,057,585)

Liabilities and Shareholders’ Equity
Liabilities of consolidated Och-Ziff funds:
Securities sold, not yet purchased, at fair value	(1,100,772)
Securities sold under agreements to repurchase	(1,159,989)
Payable upon return of securities loaned	(85,173)
Redemptions payable	(205,228)
Derivative liabilities, at fair value	(54,307)
Due to brokers	(235,703)
Other liabilities of Och-Ziff funds	(89,047)

Total Liabilities	(2,930,219)

Partners’ and Others’ Interests in Consolidated Subsidiaries	(21,127,366)
Total Shareholders’ Equity	—

Total Liabilities and Shareholders’ Equity	$(24,057,585)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

4.    CONSOLIDATED OCH-ZIFF FUNDS

As a result of the deconsolidation of most of the Och-Ziff funds, the amounts presented as of and for the year ended December 31, 2007, have decreased significantly from the year ended December 31, 2006.

Income, Expenses and Net Gains of Consolidated Och-Ziff Funds

The following table presents the components of income, expenses and net gains of consolidated Och-Ziff funds as reported in the consolidated and combined statements of operations:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Income of Consolidated Och-Ziff Funds
Interest income	$416,115	$768,503	$350,196
Dividend income	78,437	154,963	118,556
Other revenues of Och-Ziff funds	45,340	48,976	20,600

Total Income of Consolidated Och-Ziff Funds	$539,892	$972,442	$489,352

Expenses of Consolidated Och-Ziff Funds
Interest expense	$152,160	$210,919	$164,408
Dividend expense	102,291	139,245	149,796
Stock loan fees	59,336	112,044	90,108
Other expenses of Och-Ziff funds	29,348	33,413	14,393

Total Expenses of Consolidated Och-Ziff Funds	$343,135	$495,621	$418,705

Net Gains (Losses) of Consolidated Och-Ziff Funds
Net realized gains on investments	$1,767,911	$3,294,632	$1,293,792
Net unrealized gains (losses) on investments	557,897	442,148	(310,402)
Net realized and unrealized foreign currency (losses) gains	(24,415)	(50,079)	84,404
Net realized and unrealized gains (losses) on derivative contracts	50,897	(396,526)	573,189

Total Net Gains of Consolidated Och-Ziff Funds	$2,352,290	$3,290,175	$1,640,983

Holdings of the Och-Ziff Funds

The following table presents financial instrument holdings of the consolidated Och-Ziff funds:

	Carrying Value		Percent of Assets of Och-Ziff Funds
	As of December 31,
	2007	2006	2007	2006
	(dollars in thousands)
Assets
Securities owned, at fair value (a)	$—	$25,128,120	0.00%	89.61%
Securities purchased under agreement to resell	$—	$2,153,230	0.00%	7.68%
Derivative assets, at fair value (a)	$—	$558,669	0.00%	1.99%
Other investments, at fair value	$158,857	$200,092	100.00%	0.72%
Liabilities
Securities sold, not yet purchased, at fair value (a)	$—	$10,417,702	0.00%	87.76%
Securities sold under agreements to repurchase	$—	$1,215,711	0.00%	10.24%
Derivative liabilities, at fair value (a)	$—	$237,212	0.00%	2.00%

(a)	OTC and exchange-traded options and warrants are recorded within securities owned, at fair value and securities sold, not yet purchased, at fair value.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

The Company believes that the carrying amounts of investments held by the consolidated Och-Ziff funds in the consolidated and combined balance sheets approximate fair value. The inherent uncertainties of valuation methodologies involve a significant degree of management judgments, and the estimated fair values may differ materially from the amounts that may ultimately be realized. Investments for which readily ascertainable market values were not readily available were approximately $158.9 million and $2.9 billion at December 31, 2007 and 2006, respectively.

Condensed Schedule of Investments

Securities Owned, at Fair Value

The following tables present the Company’s securities owned, at fair value held through consolidated Och-Ziff funds:

	Fair Value	Percent of Assets of Och-Ziff Funds
Description / Region / Industry	As of December 31, 2006
	(dollars in thousands)
Securities Owned
Equities
Americas
Biotechnology	$237,587	0.85%
Consumer / Retail	793,045	2.83%
Energy and Natural Resources	929,215	3.31%
Financial Services	1,680,585	5.98%
Healthcare	389,320	1.39%
Indexes	485,409	1.73%
Industrials and Cyclicals	787,952	2.81%
Real Estate	77,398	0.28%
Technology	416,796	1.49%
Telecom and Media	1,126,308	4.02%
Utilities	169,359	0.60%
Other	333,308	1.19%

Total Americas (cost: $6,786,023)	$7,426,282	26.48%

Europe
Consumer / Retail	$436,812	1.56%
Energy and Natural Resources	504,228	1.80%
Financial Services	1,977,525	7.05%
Healthcare	190,708	0.68%
Industrials and Cyclicals	1,327,768	4.74%
Real Estate	158,489	0.57%
Technology	264,304	0.94%
Telecom and Media	640,559	2.28%
Utilities	135,263	0.48%
Other	118,213	0.42%

Total Europe (cost: $5,260,097)	$5,753,869	20.52%

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

	Fair Value	Percent of Assets of Och-Ziff Funds
Description / Region / Industry	As of December 31, 2006
	(dollars in thousands)
Securities Owned
Equities
Asia
Biotechnology	$111,176	0.40%
Consumer / Retail	905,341	3.23%
Energy and Natural Resources	562,094	2.00%
Financial Services	1,374,397	4.90%
Healthcare	200,294	0.71%
Industrials and Cyclicals	447,544	1.61%
Real Estate	346,740	1.24%
Technology	239,248	0.85%
Telecom and Media	267,007	0.95%
Other	35,699	0.13%

Total Asia (cost: $3,839,433)	$4,489,540	16.02%

Total Equities (cost: $15,885,553)	$17,669,691	63.02%

Debt Securities
Americas
Asset-Backed Securities	$181,572	0.65%
Biotechnology	456,299	1.63%
Consumer / Retail	242,863	0.87%
Energy and Natural Resources	142,992	0.51%
Financial Services	304,005	1.08%
Healthcare	293,209	1.05%
Industrials and Cyclical	767,012	2.73%
Technology	358,168	1.28%
Telecom and Media	879,436	3.13%
Utilities	52,843	0.19%
Other	164,737	0.59%

Total Americas (cost: $3,703,660)	$3,843,136	13.71%

Asia
Consumer / Retail	$273,534	0.98%
Financial Services	56,206	0.20%
Industrials and Cyclical	574,765	2.05%
Technology	321,055	1.14%
Telecom and Media	266,002	0.95%
Other	112,556	0.40%

Total Asia (cost: $1,517,331)	$1,604,118	5.72%

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

	Fair Value	Percent of Assets of Och-Ziff Funds
Description / Region / Industry	As of December 31, 2006
	(dollars in thousands)
Securities Owned
Europe
Consumer / Retail	$432,652	1.54%
Financial Services	146,192	0.52%
Healthcare	123,313	0.44%
Industrials and Cyclicals	237,792	0.85%
Telecom and Media	361,581	1.29%
Other	209,947	0.75%

Total Europe (cost: $1,367,166)	$1,511,477	5.39%

Total Debt Securities (cost: $6,588,157)	$6,958,731	24.82%

Warrants and Options
Americas
Consumer / Retail	$52,966	0.19%
Financial Services	69,025	0.25%
Telecom and Media	100,334	0.36%
Other	148,457	0.52%

Total Americas (cost: $403,438)	$370,782	1.32%

Europe (cost: $105,521)	76,467	0.26%

Asia (cost: $106,599)	52,449	0.19%

Total Warrants and Options (cost: $615,558)	$499,698	1.77%

Total Securities Owned (cost: $23,089,268)	$25,128,120	89.61%

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Securities Sold, Not Yet Purchased, at Fair Value

The following table presents the Company’s securities sold, not yet purchased, at fair value held through consolidated Och-Ziff funds:

	Fair Value	Percent of Liabilities of Och-Ziff Funds
Description / Region / Industry	As of December 31, 2006
	(dollars in thousands)
Securities Sold, Not Yet Purchased
Equities
Americas
Biotechnology	$102,669	0.86%
Consumer / Retail	354,422	2.99%
Energy and Natural Resources	427,400	3.60%
Financial Services	1,295,130	10.91%
Healthcare	217,362	1.83%
Indexes	1,663,930	14.02%
Industrials and Cyclicals	494,814	4.17%
Real Estate	79,818	0.67%
Technology	286,694	2.42%
Telecom and Media	232,949	1.96%
Other	141,673	1.19%

Total Americas (proceeds: $4,965,277)	$5,296,861	44.62%

Asia
Consumer / Retail	$239,478	2.02%
Financial Services	666,255	5.61%
Industrials and Cyclicals	504,658	4.25%
Real Estate	131,712	1.11%
Telecom and Media	115,826	0.98%
Other	46,156	0.39%

Total Asia (proceeds: $1,615,055)	$1,704,085	14.36%

Europe
Consumer / Retail	$125,419	1.06%
Energy and Natural Resources	390,868	3.29%
Financial Services	471,849	3.98%
Healthcare	115,175	0.97%
Industrials and Cyclicals	349,381	2.94%
Telecom and Media	64,120	0.54%
Other	89,277	0.75%

Total Europe (proceeds: $1,427,009)	$1,606,089	13.53%

Total Equities (proceeds: $8,007,341)	$8,607,035	72.51%

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

	Fair Value	Percent of Liabilities of Och-Ziff Funds
Description / Region / Industry	As of December 31, 2006
	(dollars in thousands)
Securities Sold, Not Yet Purchased
Debt Securities
Americas
Energy and Natural Resources	$74,088	0.62%
Healthcare	67,769	0.57%
Industrials and Cyclicals	322,304	2.72%
Telecom and Media	147,267	1.24%
Other	202,282	1.70%

Total Americas (proceeds: $808,700)	$813,710	6.85%

Asia
Consumer / Retail	82,707	0.70%
Other	38,982	0.33%

Total Asia (proceeds: $116,618)	$121,689	1.03%

Europe
Financial Services	51,921	0.44%
Telecom and Media	62,292	0.52%
Government	276,791	2.33%
Other	90,261	0.76%

Total Europe (proceeds: $465,287)	$481,265	4.05%

Total Debt Securities (proceeds: $1,390,605)	$1,416,664	11.93%

Securities Sold, Not Yet Purchased
Options Written
Americas
Indexes	$156,385	1.31%
Industrials and Cyclicals	61,759	0.52%
Other	153,937	1.30%

Total Americas (proceeds: $288,129)	$372,081	3.13%

Europe (proceeds: $14,198)	12,690	0.11%

Asia (proceeds: $9,287)	9,232	0.08%

Total Options Written (proceeds: $311,614)	$394,003	3.32%

Total Securities Sold, Not Yet Purchased (proceeds: $9,709,560)	$10,417,702	87.76%

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Derivative Contracts, at Fair Value

As a result of the deconsolidation of the Och-Ziff funds, as of December 31, 2007, the Company no longer held derivative contracts. The following table presents the Company’s derivative contracts, at fair value, held through the consolidated Och-Ziff funds as of December 31, 2006:

	Fair Value	Percent of Assets of Och-Ziff Funds
	(dollars in thousands)
Derivative Contracts
Unrealized Appreciation
Total return swaps	$500,321	1.79%
Credit default swaps	47,548	0.17%
Foreign currency forwards	6,728	0.02%
Interest rate swaps and futures	4,072	0.01%

Total Unrealized Appreciation	$558,669	1.99%

	Fair Value	Percent of Liabilities of Och-Ziff Funds
	(dollars in thousands)
Unrealized Depreciation
Total return swaps	$122,789	1.04%
Interest rate swaps and futures	45,575	0.38%
Credit default swaps	38,635	0.33%
Foreign currency forwards	30,213	0.25%

Total Unrealized Depreciation	$237,212	2.00%

Excluding OTC and exchange-traded options and warrants, which are recorded within securities owned, at fair value, the following table presents the fair value of the Company’s derivatives. The values presented take into effect the offsetting permitted under FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, and do not include the effects of collateral held or pledged.

As of December 31, 2006
(dollars in thousands)
Assets
Swaps	$543,280
Futures	8,661
Foreign currency forwards	6,728

Total Derivative Assets, at Fair Value	$558,669

Liabilities
Swaps	$178,183
Futures	28,816
Foreign currency forwards	30,213

Total Derivative Liabilities, at Fair Value	$237,212

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

As a result of the deconsolidation of the Och-Ziff funds, as of December 31, 2007, the Company no longer held securities purchased under agreements to resell. As of December 31, 2006, the Company provided cash collateral in the amount of $2.2 billion and held securities with fair values of $2.1 billion under agreements to resell. These securities had been transferred to others primarily to satisfy the Company’s commitments under proprietary short sales, with the remainder being held by the Company’s clearing brokers on behalf of the Company.

As a result of the deconsolidation of the Och-Ziff funds, as of December 31, 2007, the Company no longer had securities sold under agreements to repurchase. As of December 31, 2006, the Company held cash of $1.2 billion and provided securities with fair values of $1.3 billion under agreements to repurchase. These securities were primarily corporate bonds and each agreement was terminable on demand.

Securities Loaned

As a result of the deconsolidation of the Och-Ziff funds, as of December 31, 2007, the Company no longer had any securities loaned. As of December 31, 2006, the Company loaned securities with a fair value of $882.0 million and held cash collateral for securities loaned of $817.2 million. Securities loaned are included within securities owned, at fair value in the consolidated and combined balance sheets.

Due from Brokers and Due to Brokers

Due from brokers and due to brokers consist primarily of short-term, highly liquid investments that have original maturities of less than three months and short-term payables, including amounts denominated in foreign currencies, margin deposits on futures contracts, cash collateral with clearing brokers and various counterparties, margin debt, and amounts receivable or payable for securities transactions that have not yet settled as of the date of the consolidated and combined balance sheets.

Certain of the Och-Ziff funds’ securities owned and held by clearing brokers may be sold or re-pledged by the clearing brokers to other parties, subject to certain limitations. The clearing brokers had sold or re-pledged approximately $87.4 million of securities and available cash to collateralize margin debt as of December 31, 2006. No amounts were sold or re-pledged as of December 31, 2007. Certain clearing brokers may restrict cash proceeds received upon entering into transactions for securities sold, not yet purchased (“short sales”) until such time as these short sales have been closed. The Company is charged interest on amounts borrowed at rates agreed-upon with its clearing brokers.

Where a legal right of offset exists with respect to amounts due from and due to each broker, the Company presents such amounts on a net basis in the combined balance sheets. The Och-Ziff funds clear substantially all of their securities transactions through major international securities firms pursuant to clearance agreements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

The following table presents the components of the amounts due from brokers:

	As of December 31,
	2007	2006
	(dollars in thousands)
Cash and cash equivalents at prime brokers(a)	$3	$4,150,233
Cash collateral held for swap transactions	—	2,380,915
Cash collateral held for securities transactions(b)	—	687,326
Cash from fund contributions and subscriptions received in advance	—	526,218
Amounts due from swap counterparties(c)	—	80,790

Total Due From Brokers	$3	$7,825,482

(a)	Although not legally restricted, these amounts are not available for general obligations of the Company. Included in these amounts are unsettled trades and securities lending collateral.
(b)	Amounts include collateral held for futures and collateral on financing transactions handled by intermediaries.
(c)	Includes net realized gains and financing costs due from swap counterparties.

5.    VARIABLE INTEREST ENTITIES

Consolidated

The Company consolidates certain VIEs when it is determined that the Company is the primary beneficiary of such entities. The consolidated VIEs are primarily Och-Ziff funds that are privately held investment companies whose purpose and activities are described in Note 1. The Company sponsored the formation of and manages each of these VIEs and, in some cases, has an investment therein. As a result of the rights granted to the unrelated limited partners and shareholders of such entities as discussed in Note 3, all of the Och-Ziff funds were re-evaluated and substantially all are no longer considered to be VIEs.

The assets and liabilities of the consolidated VIEs are primarily classified within assets of consolidated Och-Ziff funds and liabilities of consolidated Och-Ziff funds, respectively. The liabilities of these VIEs are generally non-recourse to the Company’s general credit.

The following table presents information related to the Company’s consolidated VIEs:

	As of December 31,
	2007	2006
	(dollars in thousands)
Consolidated Och-Ziff funds
Net assets	$22,023	$21,452,960
Investments in and deferred income receivable from consolidated VIEs	$212	$1,811,170
Assets pledged as collateral for obligations of consolidated VIEs(a)	$—	$12,450,003

(a)	Includes collateral pledged in connection with securities sold under agreements to repurchase, securities sold, not yet purchased and collateral held for securities loaned.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Not Consolidated, Significant Interest

In September 2007, the Company formed various intermediate funds structured as limited partnerships that were determined to be VIEs under FIN 46(R). Each intermediate fund is wholly-owned by an offshore Och-Ziff fund, and its primary purpose is to invest in the Och-Ziff master funds. The Company is not the primary beneficiary, but is considered to have a significant interest in such entities. The Company receives incentive income allocations as general partner of such entities and is not exposed to any losses as a result of its involvement with the intermediate funds. As of December 31, 2007, the net assets of such funds were $24.3 billion in the aggregate.

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fair Value of Financial Instruments

The Company’s financial instruments are recorded at fair value or at amounts that approximate fair value in the consolidated and combined financial statements. See Note 1 for information regarding the assumptions and methodologies for determining the fair values of the Company’s financial instruments.

Due to the inherent uncertainty of valuations of investments that are illiquid and/or do not have readily ascertainable market values, the estimates of fair value may differ materially from the values ultimately realized by the Company.

Risk Management

In the ordinary course of business, the Company manages a variety of risks including market risk, credit risk, liquidity risk, foreign currency exchange risk and risks associated with investing in foreign markets. The Company identifies, measures and monitors risk through various control mechanisms, including, but not limited to, trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

Market risk is the risk of potential adverse changes to the value of financial instruments and their derivatives due to changes in market conditions such as interest and currency rate movements and volatility in commodity or security prices. The Company identifies the potential exposure by employing quantitative and qualitative analyses and manages this exposure through the implementation of economic hedging techniques.

Credit risk is the risk that counterparties or debt issuers may fail to fulfill their obligations or that the collateral value may become inadequate. The Company attempts to reduce its credit risk by monitoring its credit exposure to and the creditworthiness of counterparties, requiring additional collateral where appropriate, and using master netting agreements whenever possible. The Company attempts to minimize credit risk from debt issuers by entering into asset and credit default swaps. The Company’s exposure with respect to credit risk for derivative instruments is represented by the fair value of the derivative contracts reported as assets.

Liquidity risk arises in the general funding of the Company’s trading activities and operations. It includes the risks of not being able to fund trading activities at settlement dates and liquidate positions in a timely manner at a reasonable price. The Company manages its liquidity risk by investing primarily in marketable securities and financing its trading activities using traditional margin arrangements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Investing in foreign markets may involve special risks and considerations not typically associated with investing in the United States. These risks include revaluations of foreign currencies, high rates of inflation, repatriation restrictions on income and capital, and adverse political and economic developments. Securities issued in these markets may be less liquid, subject to government ownership control, subject to delayed settlements and prices more volatile than those of comparable securities in the United States. The Company identifies the potential foreign market exposure by using quantitative and qualitative analyses and attempts to manage this exposure through the implementation of economic hedging techniques.

7.    OTHER ASSETS AND OTHER LIABILITIES

Other Assets

The following table presents the items included within other assets, net:

	As of December 31,
	2007	2006
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Computer hardware and software	14,349	8,831
Leasehold improvements	14,608	14,794
Furniture, fixtures and equipment	2,428	2,731
Accumulated depreciation and amortization	(14,409)	(11,050)

Fixed assets, net	39,576	37,906
Goodwill	22,691	—
Investments in Och-Ziff funds	15,996	—
Intangible assets	6,605	—
Current income taxes receivable	5,835	6,632
Prepaid expenses	5,508	283
Other	12,441	1,022

Total Other Assets, Net	$108,652	$45,843

The Company recorded depreciation and amortization expenses of $4.2 million, $3.3 million and $2.6 million within general, administrative and other in the consolidated and combined statements of income for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Liabilities

The following table presents the items included within other liabilities:

	As of December 31,
	2007	2006
	(dollars in thousands)
Current income taxes payable	$63,724	$2,360
Deferred income tax liability	30,110	40,554
Accrued expenses	22,163	7,846
Compensation payable	8,215	27,316
Other	6,653	4,792

Total Other Liabilities	$130,865	$82,868

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

8.    COMPENSATION AND BENEFITS

The following table presents the components of compensation and benefits:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Salaries and benefits	$194,388	$157,916	$94,994
Deferred compensation plans	30,533	11,045	1,984
Share-based compensation	13,410	—	—

Total Compensation and Benefits	$238,331	$168,961	$96,978

Salaries and Benefits

Included within salaries and benefits above are the Company’s expenses related to salaries and bonuses, benefits, payroll taxes and expenses related to the Company’s defined contribution retirement plans. The Company offers defined contribution retirement plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with applicable local laws and regulations. The most significant of these plans is the OZ Management, L.L.C. 401(k) Plan (the “401(k) plan”) created in 2005, which covers substantially all U.S. employees. The 401(k) plan allows employees to make pre-tax contributions to tax-deferred investment portfolios. The Company matches eligible employee contributions up to a certain percentage of eligible compensation, subject to plan and legal limits. Employees are eligible to receive matching contributions, which are not subject to forfeiture, after completing one year of service. The Company incurred compensation expense of $532 thousand, $239 thousand and $147 thousand for the years ended December 31, 2007, 2006 and 2005, respectively, relating to matching contributions under the 401(k) plan.

Deferred Compensation Plans

The Company has entered into agreements with certain employees, whereby a certain portion of their total compensation is deferred and subject to forfeiture for a period of two years. The Company indexes deferred amounts to an Och-Ziff fund and credits earnings on deferred amounts to the participant. Compensation charges arising from these deferral arrangements are recognized in the Company’s consolidated and combined financial statements over the service period. Accordingly, unvested balances of deferred incentive income allocations are not reflected in the combined financial statements. Unvested deferred amounts not yet recognized in the consolidated and combined financial statements were $27.2 million as of December 31, 2007.

Share-Based Compensation

The Company issues share-based awards to employees and directors whose contributions are essential to the growth and success of the Company’s business. Under the 2007 Equity Incentive Plan (the “Plan”), the Company is authorized to issue up to 57.8 million shares. Under the Plan, the number of shares authorized to be issued will increase each year or in the event of a share split, share dividend or other change in the Company’s capitalization. As of December 31, 2007, the Company has only issued restricted stock units (“RSUs”) under its share-based compensation plans.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Restricted Stock Units

An RSU is the right to receive a Class A Share, or cash at the election of the Company’s Board of Directors, equal to the fair value of a Class A Share upon completion of the requisite service period. Currently, RSUs participate in dividends declared by the Company throughout the vesting period; however, such dividends are subject to forfeiture in the event the underlying RSU is forfeited. Compensation expense equal to the market value of the Company’s Class A Shares at the date of grant is recognized, adjusted for forfeiture assumptions, on a straight-line basis over the requisite service period. As of December 31, 2007, total unrecognized compensation expense related to RSUs was $421.7 million with a weighted average amortization period of 3.7 years.

Prior to the initial public offering on November 14, 2007, the Company did not have any RSU awards. The following table presents information related to the Company’s RSUs as of December 31, 2007:

	Number of RSUs	Weighted Average Grant Date Fair Value
Granted	13,990,830	$31.91
Forfeited	(31,251)	32.00

RSUs Outstanding	13,959,579	$31.91

9.    DEBT OBLIGATIONS AND CREDIT FACILITY

The following table presents the Company’s outstanding debt obligations:

	As of December 31,
	2007	2006
	(dollars in thousands)
Term loan	$750,000	$—
Note payable	16,983	17,862

Total Debt Obligations	$766,983	$17,862

The following table presents the Company’s scheduled principal repayments and maturities for its outstanding debt obligations:

Principal Repayments
(dollars in thousands)
2008	$18,858
2009	7,500
2010	7,500
2011	7,500
2012	725,625

Total Principal Repayments	$766,983

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Term Loan

On July 2, 2007, the Company entered into the following term loan:

Principal amount borrowed	$750,000,000
Annual interest rate	LIBOR + 0.75%
Term (Maturity Date)	5 years (July 2, 2012)
Pledged collateral	First priority lien on substantially all of the Company’s assets.
Principal repayment	Commencing December 31, 2008, quarterly payments equal to an annual rate of 1.00% of principal amount borrowed. Balance due at maturity.

The term loan includes covenants and events of acceleration and default, including payment defaults, failure to comply with term loan covenants, cross-acceleration to other material indebtedness, bankruptcy, insolvency and change in control.

Note Payable on Corporate Aircraft

On May 12, 2003, the Company entered into the following note payable related to its corporate aircraft:

Principal amount borrowed	$20,204,307
Annual interest rate	LIBOR + 1.35%
Term (Maturity Date)	5 years (May 31, 2008)
Pledged collateral	First priority lien on corporate aircraft.
Principal repayment	Commencing May 28, 2004, monthly payments equal to an annual rate of approximately 4.35% of principal amount borrowed. Balance due at maturity.

The note payable includes covenants and events of acceleration and default, including payment defaults, failure to comply with term loan covenants, bankruptcy, insolvency and change in control.

Och-Ziff Real Estate Funds Credit Facility

On July 31, 2006, the Och-Ziff real estate funds entered into a $125.0 million syndicated credit facility. Borrowings under the credit facility are recorded as liabilities by the investment subsidiaries using the facility. In accordance with the AICPA Guide, investment subsidiaries are not consolidated, but are carried at fair value within other investments, at fair value. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated and combined balance sheets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

The credit facility allows for loan borrowings and letters of credit to be issued. The following table presents information regarding the credit facility:

	Borrowings	Letters of Credit
Annual interest rate	LIBOR + 0.70% or greater of (i) prime rate and (ii) federal funds rate + 0.50%	Letters of credit drawn: 0.825% Unused facility fee: 0.15%
Pledged collateral	None. Secured by unfunded commitments by the Company and fund investors.	None. Secured by unfunded commitments by the Company and fund investors.
Outstanding borrowings / letters of credit drawn as of December 31,	2007: $24.5 million 2006: $200 thousand	2007: $12.3 million 2006: $900 thousand
Average interest rate for the years ended December 31,	2007: 5.66% 2006: 6.05%	2007: 0.825% 2006: 0.825%

The Och-Ziff real estate funds are jointly and severally liable for the indebtedness. The credit facility terminates on July 31, 2009, or earlier based on invested capital and the fund investors’ obligation to fund committed capital.

10.    GUARANTEES

Derivative Contracts

The Company, through the consolidated Och-Ziff funds, enters into various derivative contracts that meet the definition of a guarantee under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Such derivative contracts include credit default swaps and written put options, with terms generally ranging from one to eleven years. As a result of the deconsolidation of the Och-Ziff funds, the Company no longer was party to any derivative transactions as described above as of December 31, 2007.

Under the credit default swaps, the Company provided credit protection on underlying instruments and would be required to perform under the guarantee in the event of a payout event under the terms of the credit default swap. As of December 31, 2006, the maximum payout amount relating to credit default swaps was $1.9 billion and the carrying amount of the liability, recorded within derivative liabilities, at fair value, was $47.5 million. The maximum payout amounts could be offset by subsequent sales of assets obtained in connection with such payout events, if any. As of December 31, 2006, the Company held offsetting credit default swaps with notional amounts of approximately $736.9 million.

With written put options, the Company was obligated to purchase a specified security at a specified price when the option was exercised by the counterparty. As of December 31, 2006, the maximum payout amount relating to written put options was $1.7 billion and the carrying amount of the liability, recorded within securities sold, not yet purchased, at fair value was $37.8 million. The maximum payout amounts could be offset if the Company had offsetting positions of the same issuer. As of December 31, 2006, the Company held offsetting long put options, recorded within securities owned, at fair value and short common stock positions, recorded within securities sold, not yet purchased, at fair value with a net fair value of approximately $794.7 million.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

11.    GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the expenses included within general, administrative and other:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Professional services	$36,363	$12,522	$8,228
Occupancy and equipment	15,929	13,443	10,257
Business development	9,355	7,696	5,374
Information processing and communications	10,834	5,463	4,053
Other expenses	10,760	9,391	11,792

Total General, Administrative and Other	$83,241	$48,515	$39,704

Amortization expense related to the intangible assets acquired in connection with the 25% acquisition of the real estate business described in Note 1 of $137 thousand is included within other expenses for the year ended December 31, 2007.

12.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to Class A shareholders by the weighted average number of Class A Shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities. The following table presents the computation of basic and diluted EPS:

November 14, 2007 through December 31, 2007	Net Earnings Applicable to Class A Shareholders	Weighted Average Class A Shares Outstanding	Earnings Per Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic EPS	$(826,559)	74,138,572	$(11.15)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		311,099,524
Restricted Stock Units	—	—		13,959,579

Diluted EPS	$(826,559)	74,138,572	$(11.15)

EPS for periods prior to the Reorganization and Offerings is not presented, as the Company was not a public company and had one sole equity holder entitled to all earnings. Additionally, the Company’s Class B shares represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no EPS related to the Company’s Class B shares.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

13.    INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

Prior to November 13, 2007, the Company was not subject to U.S. federal income tax and was subject to New York City Unincorporated Business Tax on a portion of its U.S. earnings, as well as income taxes in foreign jurisdictions where the Company conducts business. Following the Offerings, a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes at corporate tax rates.

The following table presents the component of the Company’s provision for income taxes:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Current:
Federal income taxes	$20,470	$—	$—
State and local income taxes	39,929	6,984	3,898
Foreign income taxes	11,445	2,243	1,363

	71,844	9,227	5,261

Deferred:
Federal income taxes	$4,142	$—	$—
State and local income taxes	(9,582)	14,100	4,660
Foreign income taxes	(2,441)	—	(23)

	(7,881)	14,100	4,637

Total Provision for Income Taxes	$63,963	$23,327	$9,898

Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the GAAP bases and tax bases of the Company’s assets and liabilities. The following table presents the Company’s deferred income tax assets and liabilities:

	As of December 31,
	2007	2006
	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$931,155	$—
Employee compensation	2,254	—
Investment in partnerships	1,188	949
Other	1,033	357

Total Deferred Income Tax Assets	935,630	1,306

Deferred Income Tax Liabilities:
Deferred incentive income	$30,092	$41,414
Depreciation	473	420

Total Deferred Income Tax Liabilities	30,565	41,834

Net Deferred Income Tax Assets (Liabilities)	$905,065	$(40,528)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

The following is a reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2007	2006	2005
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to partners	-22.01%	-35.00%	-35.00%
Reorganization expenses	-15.96%	0.00%	0.00%
Foreign taxes	-1.06%	0.37%	0.49%
State and local income taxes	-3.30%	3.45%	3.16%
Other, net	-0.19%	0.00%	0.00%

Effective Income Tax Rate	-7.52%	3.82%	3.65%

The Company’s effective income tax rate includes a rate benefit attributable to the fact that the Company operates as a series of flow-through entities whereby a portion of the Company’s earnings are not subject to corporate level taxes. This benefit reduces the effective tax rate by 22.01%, including consideration of the period before the Offerings where the Company was not subject to corporate level taxes. In addition, reorganization expenses incurred in connection with the Reorganization, which relate to the reclassification of the partners and the Ziffs pre-Reorganization interests to Och-Ziff Operating Group A Units, are permanent differences for income tax purposes; therefore, reduce the effective income tax rate by 15.96%.

As of December 31, 2007, the Company has foreign tax credit carryforwards of approximately $170 thousand that expire on December 31, 2017.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004.

Tax Receivable Agreement

The purchase of Och-Ziff Operating Group A Units from the partners and the Ziffs with the proceeds from the Offerings, as well as future taxable exchanges by the partners and the Ziffs of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), is expected to result in an increase in the tax basis of the tangible and intangible assets of the Och-Ziff Operating Group that would not otherwise have been available. As a result, the Company expects that the amount of tax that would otherwise have been required to pay in the future will be reduced. Accordingly, pursuant to a tax receivable agreement entered into with the partners and the Ziffs, the Company has agree to pay to the partners and the Ziffs 85% of the amount of tax savings actually realized by the Company.

The Company recorded its initial estimate for future payments under the tax receivable agreement by recording a decrease to Paid-in capital and an increase in amounts due to affiliates in the consolidated and combined financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement will be recognized through current period earnings.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

14.    RELATED PARTY TRANSACTIONS

Tax Receivable Agreement

In connection with the acquisition of interests in the Och-Ziff Operating Group using the net proceeds from the Offerings, the Company has entered into a tax receivable agreement with its partners and the Ziffs. See Note 13 for additional information.

Due from Affiliates

Amounts outstanding as of December 31, 2007, primarily relate to expenses paid on behalf of the Och-Ziff funds for which the Company will be reimbursed. Amounts outstanding as of December 31, 2006, relate primarily to non-interest bearing advances to partners, employees and other related parties for non-business related expenses for which the Company was subsequently reimbursed. In connection with the Offerings, the Company has implemented a policy prohibiting advances to its partners, employees and other related parties.

Due to Affiliates

The following table presents the amounts included within due to affiliates:

	As of December 31,
	2007	2006
	(dollars in thousands)
Allocations to non-equity partner interests payable	$521,935	$548,526
Och-Ziff Operating Group distribution payable(a)	1,100,069	—
Amounts payable under tax receivable agreement	797,055	—

Total Due To Affiliates	$2,419,059	$548,526

(a)	Represents deferred incentive income, including earnings thereon, and 2007 management fees, less certain expenses, due to the Och-Ziff Operating Group’s pre-Reorganization sole equity partner.

Fees Earned from Affiliates and Waived Fees

Subsequent to the Offerings, the Company charged management fees and incentive income on new investments made by partners in the Och-Ziff funds. For the year ended December 31, 2007, the Company earned management fees and incentive income from partners of $2.0 million and $1.7 million, respectively. The Company waives management fees and incentive income for investments made by employees, other affiliates, amounts invested by the partners prior to the Offerings and the reinvestment of deferred incentive income by the partners subsequent to the Offerings. Management fees of $29.0 million, $17.3 million and $15.6 million and incentive income charges of $51.6 million, $48.9 million and $17.7 million were waived during the years ended December 31, 2007, 2006 and 2005, respectively.

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. Occasionally, partners and their families have used the aircraft for personal use. Prior to 2006, the Company bore all costs of operating the aircraft; however, starting in 2006, the Company began to charge for such use based on market rates. Such revenues of $644 thousand and $985 thousand were recorded within other revenues in the consolidated and combined statements of operations for the years ended December 31, 2007 and 2006, respectively.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Related Party Investments

The Company earned approximately $648 thousand and $650 thousand during the years ended December 31, 2006 and 2005, respectively, on investments in a fund managed by a related party of the former sole-equity partner. Income from such investment is included within net gains (losses) of consolidated Och-Ziff funds. These investments were sold in 2006.

15.    COMMITMENTS AND CONTINGENCIES

Investment Commitments

As of December 31, 2006, the Company, through the consolidated Och-Ziff funds, had commitments to fund new investments of approximately $664.8 million, which were primarily payable on demand. Such commitments were made by certain Och-Ziff funds no longer consolidated by the Company as of December 31, 2007.

Office Facilities

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Tokyo, Bangalore and Beijing. As of December 31, 2007, future minimum rental commitments under these lease contracts are:

Minimum Annual Rental Commitments
(dollars in thousands)
2008	$9,507
2009	8,808
2010	7,016
2011	6,252
2012	6,252
Thereafter	14,067

Total Minimum Rental Commitments	$51,902

Rent expense of $9.2 million, $7.6 million and $5.7 million was incurred, on a straight-line basis, for the years ended December 31, 2007, 2006 and 2005, respectively, and is recorded within general, administrative and other in the consolidated and combined statements of operations.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased represent obligations of the Company, through the consolidated Och-Ziff funds, to purchase securities at prevailing market prices. As such, the amounts required to satisfy these obligations in the future may be greater than the amounts recorded in the consolidated and combined balance sheets. The amount of any losses is dependent upon the prices at which the underlying financial instruments are purchased to settle these obligations. To the extent that these may be losses, these are not subject to an upper limit. As a result of the deconsolidation of the Och-Ziff funds, as of December 31, 2007, the Company no longer had securities sold, not yet purchased.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

Litigation

From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject, from time to time, to reviews, inquiries and investigations by regulatory agencies that have regulatory authority over the Company’s business activities. The Company is currently not subject to any pending judicial, administrative or arbitration proceedings that are expected to have a material impact on the Company’s results of operations or financial condition.

Other Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. No such claims are expected to occur and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

16.    SEGMENT INFORMATION

The Company conducts substantially all of its business through one reportable segment: “Och-Ziff Funds.” The Och-Ziff Funds segment consists of the Company’s management and advisory services for all of the Och-Ziff funds and managed accounts, excluding the real estate funds. Other operations consist primarily of real estate management and real estate funds that do not meet the thresholds of a reportable segment under GAAP. Management does not regularly review assets by segment in assessing segment performance and allocation of company resources; therefore, the Company does not present total assets by operating segment.

Och-Ziff Funds Segment

“Economic Income” is the financial measure used by management when evaluating the overall performance of, and when making operating decisions for, the Och-Ziff Funds segment, such as determining appropriate compensation levels including annual discretionary incentive compensation to employees, which is the most significant component of the Company’s compensation program.

Economic Income is a pre-tax measure that (i) presents the segment’s results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds; (ii) recognizes full cash compensation expense on the date it is granted irrespective of any requisite service period or deferral; and (iii) excludes the following: Reorganization expenses, allocation to non-equity partner interests, profit sharing, earnings on investments in and deferred income receivable from the Och-Ziff funds, depreciation, income taxes and partners’ and others’ interest in income of consolidated subsidiaries. Historically, interest income and interest expense were excluded from Economic Income as these amounts were not significant. As a result of the significant increase in interest expense related to the term loan discussed in Note 9, interest income and interest expense are now included in Economic Income. Amounts in the prior periods have been restated to present Economic Income on a comparable basis.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

The following tables set forth operating results for the Och-Ziff Funds segment and other operations and the related adjustments necessary to reconcile the Och-Ziff Funds Economic Income to the Company’s consolidated and combined net income (loss):

	Och-Ziff Funds Economic Income	Other Operations	Reconciling Adjustments			Total Company
For the Year Ended December 31, 2007			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues:
Management fees	$476,907	$5,245	$(164,396)	$—		$317,756
Incentive income	637,243	—	(4,553)	—		632,690
Other revenues	11,391	246	—	—		11,637
Income of consolidated Och-Ziff funds	—	11,436	528,456	—		539,892

Total Revenues	1,125,541	16,927	359,507	—		1,501,975

Expenses:
Compensation and benefits	214,736	3,513	—	20,082	(a)(b)	238,331
Allocations to non-equity partner interests	—	734	—	573,592	(c)	574,326
Reorganization expenses	—	—	—	3,333,396	(d)	3,333,396
Profit sharing	—	227	—	106,417	(e)	106,644
Interest expense	24,240	—	—	—		24,240
General, administrative and other	75,483	3,678	—	4,080	(f)	83,241
Expenses of consolidated Och-Ziff funds	—	2,664	340,471	—		343,135

Total Expenses	314,459	10,816	340,471	4,037,567		4,703,313

Other Income:
Earnings on investments in and deferred income receivable from Och-Ziff funds	—	—	(186,445)	304,780	(g)	118,335
Net gains of consolidated Och-Ziff funds	—	14,929	2,337,361	—		2,352,290

Total Other Income	—	14,929	2,150,916	304,780		2,470,625

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	811,082	21,040	2,169,952	(3,732,787)		(730,713)
Income taxes	—	111	—	63,852	(f)	63,963

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	811,082	20,929	2,169,952	(3,796,639)		(794,676)
Partners’ and others’ interests in income of consolidated subsidiaries	—	(27,873)	(2,169,952)	2,077,475	(f)	(120,350)

Net Income (Loss)	$811,082	$(6,944)	$—	$(1,719,164)		$(915,026)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

	Och-Ziff Funds Economic Income	Other Operations	Reconciling Adjustments			Total Company
For the Year Ended December 31, 2006			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues:
Management fees	$302,835	$5,245	$(294,341)	$—		$13,739
Incentive income	651,498	—	(635,647)	—		15,851
Other revenues	5,788	41	(2,028)	—		3,801
Income of consolidated Och-Ziff funds	—	8,476	963,966	—		972,442

Total Revenues	960,121	13,762	31,950	—		1,005,833

Expenses:
Compensation and benefits	184,962	4,129	—	(20,130	)(a)(b)	168,961
Allocations to non-equity partner interests	—	212	—	277,499	(c)	277,711
Profit sharing	—	69	—	97,908	(e)	97,977
Interest expense	1,183	—	—	—		1,183
General, administrative and other	44,991	260	—	3,264	(f)	48,515
Expenses of consolidated Och-Ziff funds	—	1,587	494,034	—		495,621

Total Expenses	231,136	6,257	494,034	358,541		1,089,968

Other Income:
Earnings on investments in and deferred income receivable from Och-Ziff funds	—	—	(240,372)	240,372	(g)	—
Net gains of consolidated Och-Ziff funds	—	37,430	3,252,745	—		3,290,175

Total Other Income	—	37,430	3,012,373	240,372		3,290,175

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	728,985	44,935	2,550,289	(118,169)		3,206,040
Income taxes	—	246	—	23,081	(f)	23,327

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	728,985	44,689	2,550,289	(141,250)		3,182,713
Partners’ and others’ interests in income of consolidated subsidiaries	—	(44,417)	(2,550,289)	—		(2,594,706)

Net Income (Loss)	$728,985	$272	$—	$(141,250)		$588,007

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

	Och-Ziff Funds Economic Income	Other Operations	Reconciling Adjustments			Total Company
For the Year Ended December 31, 2005			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues:
Management fees	$204,331	$5,245	$(197,715)	$—		$11,861
Incentive income	289,934	—	(280,520)	—		9,414
Other revenues	1,172	9	—	—		1,181
Income of consolidated Och-Ziff funds	—	4,460	484,892	—		489,352

Total Revenues	495,437	9,714	6,657	—		511,808

Expenses:
Compensation and benefits	103,040	3,172	—	(9,234	)(a)(b)	96,978
Allocations to non-equity partner interests	—	188	—	142,300	(c)	142,488
Profit sharing	—	61	—	48,220	(e)	48,281
Interest expense	977	—	—	—		977
General, administrative and other	35,957	1,140	—	2,607	(f)	39,704
Expenses of consolidated Och-Ziff funds	—	560	418,145	—		418,705

Total Expenses	139,974	5,121	418,145	183,893		747,133

Other Income:
Earnings on investments in and deferred income receivable from Och-Ziff funds	—	—	(98,979)	98,979	(g)	—
Net gains of consolidated Och-Ziff funds	—	—	1,640,983	—		1,640,983

Total Other Income	—	—	1,542,004	98,979		1,640,983

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	355,463	4,593	1,130,516	(84,914)		1,405,658
Income taxes	—	—	—	9,898	(f)	9,898

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	355,463	4,593	1,130,516	(94,812)		1,395,760
Partners’ and others’ interests in income of consolidated subsidiaries	—	(4,353)	(1,130,516)	—		(1,134,869)

Net Income (Loss)	$355,463	$240	$—	$(94,812)		$260,891

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP—SEE NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007

The following is a summary of the adjustments made to GAAP net income (loss) for the Och-Ziff Funds segment to arrive at Economic Income:

Funds Consolidation.    Reflects incentive income and management fees earned from each of the Och-Ziff funds and managed accounts, excluding the real estate funds. The impacts of consolidation and the related eliminations of the Och-Ziff funds are not included in Economic Income. Incentive income and management fees not eliminated in consolidation prior to January 1, 2007 are related to the Company’s managed accounts, which are not consolidated by the Company. As previously discussed, the Company deconsolidated substantially all of the Och-Ziff funds, excluding the real estate funds, in 2007.

Other Adjustments.

(a)	Economic Income recognizes deferred cash compensation expense in the period in which it is granted, as management determines the total amount of compensation based on performance in the year of the grant. Under GAAP, deferred cash compensation expense is recognized over the requisite service period.

(b)	Economic Income excludes non-cash equity compensation granted to employees at the time of the Offerings and grants made to the independent members of the Company’s Board of Directors. The fair value of bonuses paid in non-cash equity compensation is recognized in the period in which the bonuses are granted.

(c)	Economic Income excludes allocations to non-equity partner interests, as management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Company’s non-equity partners for periods prior to the Reorganization. For such periods, income allocations to the partners, other than Mr. Och, were treated as expenses for GAAP purposes. Following the Reorganization, only expenses related to the allocation of earnings on previously deferred income allocations will be incurred.

(d)	Economic Income excludes Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the partners and the Ziffs prior to the Reorganization into Och-Ziff Operating Group A Units.

(e)	Economic Income excludes the profit sharing expense related to the Ziffs’ interest in the Company, as management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Ziffs for periods prior to the Reorganization. Following the Reorganization, only profit sharing expense related to earnings on previously deferred profit sharing allocations will be incurred.

(f)	Economic Income excludes depreciation, income taxes and partners’ and others’ interests in income of consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment.

(g)	Economic Income excludes the earnings on deferred income receivable from Och-Ziff funds and earnings on investments in Och-Ziff funds, as these amounts relate to earnings on amounts due to affiliates for deferred or reinvested incentive income previously allocated to the partners and the Ziffs, and earnings on amounts due to employees under deferred cash compensation plans.

Substantially all of the Company’s revenues are earned from the Och-Ziff funds. For the year-ended December 31, 2007, the Company recorded revenues of $144.0 million from a single Och-Ziff fund within the Och-Ziff Funds segment, which represented more than 10% of the Company’s total revenues. For the years ended December 31, 2006 and 2005, the Company did not earn revenues greater than 10% of total revenues from any single customer or fund on a consolidated basis.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results (Unaudited)

The following tables present the Company’s unaudited quarterly results for 2007 and 2006:

	2007
	First	Second	Third	Fourth
	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$284,366	$300,452	$146,966	$770,191
Total expenses	263,528	321,172	484,751	3,633,862
Total other income	1,030,167	1,349,748	7,389	83,321
Income taxes	3,640	3,643	8,066	48,614
Partners’ and others’ interests in income of consolidated subsidiaries	(962,177)	(1,211,133)	(1,452)	2,054,412

Net Income (Loss)	$85,188	$114,252	$(339,914)	$(774,552)

November 14, 2007 through December 31, 2007
Net Loss (in thousands)	$(826,559)

Net Loss Per Class A Share
Basic and Diluted	$(11.15)

Average Class A Shares Outstanding
Basic and Diluted	74,138,572

	2006
	First	Second	Third	Fourth
	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$198,754	$259,105	$203,638	$344,336
Total expenses	206,434	201,882	211,582	470,070
Total other income	882,832	394,007	865,941	1,147,395
Income taxes	1,684	3,120	1,426	17,097
Partners’ and others’ interests in income of consolidated subsidiaries	(827,558)	(412,661)	(802,940)	(551,547)

Net Income (Loss)	$45,910	$35,449	$53,631	$453,017

These results were prepared in accordance with GAAP and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. As discussed in Note 1 to the consolidated and combined financial statements, the results presented above are those of the combined Och-Ziff Operating Group and the Registrant and its consolidated subsidiaries for periods prior to the Reorganization.

In 2007, the Company deconsolidated most of the Och-Ziff funds; therefore, the individual components of net (loss) income are not comparable from period to period. In addition, as a result of the Reorganization discussed in Notes 1 and 2, total expenses incurred prior to the Reorganization are not comparable to total expenses incurred subsequent to the Reorganization.

The Company records substantially all of its incentive income from funds in the fourth quarter each year. Such amounts were eliminated in consolidation in 2006. Additionally, discretionary bonuses are determined and recorded in the fourth quarter each year, which results in substantially higher expenses in the fourth quarter results.