Form 10-Q
period 2008-03-31
Och-Ziff Capital Management Group LLC
filed 2008-05-14
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-33805

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0354783
(State of Incorporation)	(I.R.S. Employer Identification Number)

9 West 57th Street, New York, New York, 10019

(Address of Principal Executive Offices)

Registrant’s telephone number: (212) 790-0041

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☒ (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 74,138,572 Class A Shares and 279,989,571 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

In this quarterly report, references to “Och-Ziff,” “our Company,” “the Company,” “we,” “us,” or “our” refer, unless context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP, a Delaware limited partnership, which we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly-owned subsidiaries of Och-Ziff Capital Management Group LLC. References to our “founding owners” refer, collectively, to our founder, Mr. Daniel Och, our 17 other partners (collectively with Mr. Och, our “partners” or our “founding partners”) and the Ziffs. References to the “Ziffs” refer to Ziff Brothers Investments, L.L.C. and certain of its affiliates and control persons, which, together with Mr. Och founded our business in 1994. References to the “Class A Shares,” refer to our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly-traded and listed on the New York Stock Exchange. References to “Class B Shares” refer to Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly-traded, are held solely by our partners and have no economic rights but entitle the holders thereof to one vote per share.

Forward-Looking Statements

Some of the statements under “Part I–Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II–Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” that reflect our current views with respect to, among other things, future events and financial performance, strategies and expectations, including but not limited to statements regarding our ability to generate returns and preserve capital and our ability to expand our investment platforms. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “opportunity,” “pipeline,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve” or the negative version of those words or other comparable words. Any forward-looking statements contained in this quarterly report are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or any other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions, including but not limited to global and domestic market and business conditions, our successful formulation and execution of business and growth strategies and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report. In addition, the most significant of these risks, uncertainties and other factors are described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 26, 2008, including those risks set forth in “Item 1A–Risk Factors.” We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I — FINANCIAL INFORMATION

As a result of the deconsolidation of the offshore Och-Ziff funds on June 30, 2007, and the Reorganization as discussed in Notes 1 and 2, certain amounts presented for the three months ended March 31, 2008, are not comparable to amounts presented for the three months ended March 31, 2007.

Item 1. Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Assets
Cash and cash equivalents	$114,711	$614,159
Income and fees receivable	7,241	646,985
Due from affiliates	1,881	1,454
Deferred income receivable, at fair value	726,187	1,044,284
Deferred income tax asset	938,306	935,175
Other assets, net (includes investments in Och-Ziff Funds of $23,547 and $15,996, respectively)	121,528	108,652
Assets of consolidated Och-Ziff funds:
Investments, at fair value	189,978	158,857
Other assets of Och-Ziff funds	985	754

Total Assets	$2,100,817	$3,510,320

Liabilities and Shareholders’ Equity (Deficit)
Liabilities
Due to affiliates	$1,475,909	$2,419,059
Debt obligations	766,764	766,983
Profit sharing payable	24,010	73,144
Other liabilities	89,359	130,865
Liabilities of consolidated Och-Ziff funds:
Redemptions payable	—	8

Total Liabilities	2,356,042	3,390,059

Commitments and Contingencies (Note 10)
Partners’ and Others’ Interests in Consolidated Subsidiaries	190,809	293,016
Shareholders’ Equity (Deficit)
Class A shares, no par value, 1,000,000,000 shares authorized, 74,138,572 shares issued and outstanding as of March 31, 2008, and December 31, 2007	—	—
Class B shares, no par value, 750,000,000 shares authorized, 279,989,571 shares issued and outstanding as of March 31, 2008, and December 31, 2007	—	—
Paid-in capital	862,658	775,744
Retained deficit	(1,308,692)	(948,499)

Total Shareholders’ Equity (Deficit)	(446,034)	(172,755)

Total Liabilities and Shareholders’ Equity (Deficit)	$2,100,817	$3,510,320

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS — (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands, except per share amounts)
Revenues
Management fees (includes amounts earned from Och-Ziff funds of $141,750, and $19,326, respectively)	$146,275	$23,450
Incentive income (includes amounts earned from Och-Ziff funds of $32, and $67, respectively)	32	67
Other revenues	1,519	922
Income of consolidated Och-Ziff funds	1	259,927

Total Revenues	147,827	284,366

Expenses
Compensation and benefits	52,955	21,241
Allocations to non-equity partner interests	(1,850)	66,560
Reorganization expenses	425,584	—
Profit sharing	(834)	13,544
Interest expense	10,817	329
General, administrative and other	25,775	11,794
Expenses of consolidated Och-Ziff funds	360	150,060

Total Expenses	512,807	263,528

Other (Loss) Income
Net losses on deferred income receivable from Och-Ziff funds	(993)	—
Net (losses) earnings on investments in Och-Ziff funds and other entities	(4,171)	19,883
Net (losses) gains of consolidated Och-Ziff funds	(913)	1,010,284

Total Other (Loss) Income	(6,077)	1,030,167

(Loss) Income Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(371,057)	1,051,005
Income taxes	3,226	3,640
(Loss) Income Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(374,283)	1,047,365
Partners’ and others’ interests in income of consolidated subsidiaries	106,165	(962,177)

Net (Loss) Income	$(268,118)	$85,188

Net Loss Per Class A Share
Basic and Diluted	$(3.62)

Average Class A Shares Outstanding
Basic and Diluted	74,138,572

Dividends Paid per Class A Share	$1.20	$—

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — (UNAUDITED)

	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	(dollars in thousands, except share amounts)
As of December 31, 2007	74,138,572	279,989,571	$775,744	$(948,499)	$(172,755)
Net loss	—	—	—	(268,118)	(268,118)
Cash dividends declared on Class A Shares	—	—	—	(88,966)	(88,966)
Dividend equivalents on restricted share units	—	—	—	(3,109)	(3,109)
Share-based compensation	—	—	5,011	—	5,011
Impact of amortization of Reorganization charges on paid-in capital	—	—	81,903	—	81,903

As of March 31, 2008	74,138,572	279,989,571	$862,658	$(1,308,692)	$(446,034)

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Cash Flows from Operating Activities
Net (loss) income	$(268,118)	$85,188
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Reorganization expenses	425,584	—
Amortization of share-based compensation	26,037	—
Amortization of deferred compensation	2,884	8,448
Depreciation and amortization	1,338	971
Deferred income taxes	(5,559)	280
Partners’ and others’ interests in income of consolidated subsidiaries	(106,165)	962,177
Operating cash flows due to changes in:
Income and fees receivable	639,744	14,228
Due from affiliates	(427)	25,336
Deferred income receivable, at fair value	318,097	—
Other assets, net	(2,621)	49,805
Assets of consolidated Och-Ziff funds	(31,352)	(1,841,065)
Due to affiliates	(288,395)	(35,493)
Profit sharing payable	(49,134)	(67,981)
Other liabilities	(57,773)	(20,904)
Liabilities of consolidated Och-Ziff funds	—	215,568

Net Cash Provided by (Used in) Operating Activities	604,140	(603,442)

Cash Flows from Investing Activities
Loan to joint venture partners	(5,345)	—
Investments in joint ventures	(4,823)	—
Purchases of fixed assets	(1,768)	(1,647)

Net Cash Used in Investing Activities	(11,936)	(1,647)

Cash Flows from Financing Activities
Repayments of debt obligations	(219)	(220)
Och-Ziff Operating Group capital distributions declared prior to Reorganization	(650,202)	(74,468)
Dividends on Class A Shares	(88,966)	—
Partners’ and others’ interests in consolidated subsidiaries contributions	32,482	1,593,177
Partners’ and others’ interests in consolidated subsidiaries distributions	(384,747)	(892,540)

Net Cash (Used in) Provided by Financing Activities	(1,091,652)	625,949

Net (Decrease) Increase in Cash and Cash Equivalents	(499,448)	20,860
Cash and Cash Equivalents, Beginning of Period	614,159	23,590

Cash and Cash Equivalents, End of Period	$114,711	$44,450

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$11,478	$24,756

Income taxes	$68,482	$1,974

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

1. BUSINESS

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global institutional alternative asset management firm headquartered in New York. Its primary business is to sponsor the formation of and provide investment management services to various investment funds (the “Och-Ziff funds”) and separately managed accounts. The Company’s primary sources of revenues are management fees and incentive income, which are based on the Company’s assets under management and fund profits. Accordingly, for any given period, the Company’s revenues will be heavily influenced by the combination of assets under management and the investment performance of the Och-Ziff funds. The Och-Ziff funds seek to deliver consistent, positive, risk-adjusted returns throughout market cycles, with a focus on risk management and capital preservation.

The Company conducts substantially all of its operations through the Och-Ziff Operating Group (as defined below). Och-Ziff Funds, the Company’s single reportable segment, and the Company’s other operations provide the following services:

•

Och-Ziff Funds—The Och-Ziff Funds segment manages and provides advisory services to the Och-Ziff funds and certain managed accounts, excluding substantially all of the Och-Ziff real estate funds. These funds invest in equity securities, convertible securities and debt instruments, including bank debt and high-yield debt, options, futures, forwards, swaps, other derivatives, private securities and assets, and other investments. The Company’s diversified, multi-strategy approach combines global investment strategies, including merger arbitrage, convertible arbitrage, equity restructuring, credit and distressed credit investments, and private equity.

•

Other Operations—The Company’s other operations currently consist of its real estate management business, substantially all of the Och-Ziff real estate funds and investments in new businesses. The real estate management business manages and provides advisory services to the Och-Ziff real estate funds. The Och-Ziff real estate funds seek investment opportunities through the acquisition or funding of ownership interests, through joint ventures and investment vehicles, in individual real estate assets, multi-property portfolios, operating companies and public securities. The investments in new businesses are related to investments in joint ventures established to expand certain of the Company’s private investment platforms.

The term “partners” refers to the Company’s founder, Daniel Och, and 17 other limited partners of the Company’s principal operating subsidiaries. The Company transacts its business primarily in the United States and substantially all of its revenues are generated domestically. The liability of the Company’s Class A shareholders is limited to the extent of their capital contributions.

On November 14, 2007, the Company completed an initial public offering of 36,000,000 of its Class A Shares and a private offering of 38,138,571 of its Class A Shares to DIC Sahir Limited (“DIC Sahir”), a wholly-owned subsidiary of Dubai International Capital LLC (collectively, the “Offerings”). Using the net proceeds from the Offerings, the Registrant, through two wholly-owned intermediate holding companies, acquired a 19.2% interest in the Och-Ziff Operating Group from the partners and the Ziffs. After these transactions, the partners and the Ziffs continue to hold Och-Ziff Operating Group A Units representing an 80.8% interest in the Och-Ziff Operating Group and the Registrant, through its intermediate holding companies, owns Och-Ziff Operating Group B Units representing the 19.2% interest in the Och-Ziff Operating Group.

Prior to the Offerings, the Company completed a reorganization of entities under the common control of Daniel Och (the “Reorganization”). At the time of the Reorganization, the partners’ and the Ziffs’ interests in OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Och-Ziff Operating Group”) were reclassified as Och- Ziff Operating Group A Units. The Och-Ziff Operating Group A Units together with the Och-Ziff Operating Group B

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

Units represent all of the equity interests of the Och-Ziff Operating Group. Prior to the Reorganization, income allocations to partners other than Mr. Och and to the Ziffs were recorded as expenses within allocations to non-equity partner interests and profit sharing, respectively, in the combined and consolidated statements of operations.

For periods prior to the Reorganization, the Company’s combined financial statements included the accounts of Och-Ziff Capital Management Group LLC and various operating entities under common control, which consisted primarily of the Och-Ziff Operating Group entities, various operating entities related to the Company’s real estate business and certain Och-Ziff funds. Substantially all of the entities included in the combined financial statements at the time of the Reorganization are included in the consolidated financial statements subsequent to the Reorganization.

2. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The unaudited interim consolidated and combined financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission on March 26, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited interim consolidated and combined financial statements have been included and are of a normal and recurring nature. The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, primarily as a result of incentive income and discretionary incentive compensation being recorded in the fourth quarter each year.

Certain prior-period amounts have been reclassified to conform to the current period presentation. Amounts previously reported within securities owned, at fair value and other investments, at fair value are now reported within investments, at fair value.

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

The consolidated and combined financial statements include the accounts of the Registrant and the following: (i) variable interest entities in which the Company is determined to be the primary beneficiary; (ii) entities in which the Company has investments of greater than 50% and has control over significant operating, financial and investing decisions; and (iii) entities in which the Company is a substantive, controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities. All significant intercompany transactions and balances have been eliminated in consolidation.

Substantially all of the Och-Ziff funds were consolidated through December 31, 2006, as a result of the Company holding a controlling financial interest in such funds. As of January 1, 2007, the Company no longer consolidated most of the domestic Och-Ziff funds due to substantive rights afforded to the unaffiliated limited partners of these funds. In addition, as of June 30, 2007, the Company no longer consolidated any of the offshore Och-Ziff funds due to similar changes made to the rights afforded to the unaffiliated shareholders of these funds. Accordingly, activity through such date related to the offshore Och-Ziff funds is included in the Company’s consolidated and combined statements of operations and statements of cash flows.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

The following table presents the components of partners’ and others’ interests in consolidated subsidiaries:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Fund investors’ interests in consolidated Och-Ziff funds	$189,496	$158,265
Partners’ and Ziffs’ interests in the Och-Ziff Operating Group	1,313	134,751

Partners’ and Others’ Interests In Consolidated Subsidiaries	$190,809	$293,016

Partners’ and others’ interests in consolidated subsidiaries represents the ownership interests in consolidated subsidiaries held by the Company’s partners and entities or persons other than the Company. When cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceeds the partners’ and others’ interest in the subsidiary’s capital, the excess is charged against the Company’s equity (deficit), except in cases where an interest holder has a binding obligation to make good on such losses, in which case such balance is recorded within other assets. Subsequent profits earned by a subsidiary for which excess losses were charged against the Company’s equity (deficit) are allocated to the Company’s equity (deficit) to the extent losses have been previously absorbed. Excess cumulative losses applicable to partners’ and others’ interests in consolidated subsidiaries charged against the Company’s deficit was $464.4 million and $265.8 million as of March 31, 2008 and December 31, 2007, respectively.

Earnings of the Och-Ziff Operating Group are allocated on a pro rata basis to the Och-Ziff Operating Group A Units, which interests are reflected within partners’ and others’ interests in consolidated subsidiaries, and Och-Ziff Operating Group B Units, which interests are reflected within the Company’s retained deficit. As a result, the dividend equivalent of $1.20 per Class A restricted share unit (“RSU”) declared on February 4, 2008, was recorded as a reduction in the amount of $13.0 million from partners’ and others’ interests in consolidated subsidiaries and $3.1 million from the Company’s retained deficit. As dividend equivalents on outstanding RSUs are contingent upon the vesting of the related underlying RSU, a forfeiture provision has been included in the accrual of such dividend equivalents and is included within other liabilities in the consolidated balance sheets.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect to measure certain financial instruments and certain other items at fair value with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an impact on the Company’s financial position or results of operations, as the Company did not elect to carry any items at fair value as a result of the adoption of SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 is effective for reporting periods beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations upon adoption. See Note 3 for the expanded disclosures required upon the adoption of SFAS 157.

Future Adoption of Accounting Pronouncements

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

SFAS 141(R) will impact how the Company records the acquired assets and liabilities of any future business combinations; however, the adoption of SFAS 141(R) is not expected to have a material impact on the Company’s financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the equity section of the consolidated financial statements. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation to be measured at fair value; and (iv) losses to be allocated to the noncontrolling interest regardless of whether cumulative losses have exceeded the noncontrolling interest in the subsidiary’s capital. SFAS 160 is effective for reporting periods beginning on or after December 15, 2008. The adoption of SFAS 160 will result in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries) into equity at the date of adoption.

3. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS 157, which among other things, requires enhanced classification and disclosures about financial instruments carried at fair value. SFAS 157 establishes a fair value hierarchy for the inputs used in valuation models and techniques used to measure fair value. Fair value represents the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date (an exit price).

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities included in this category include listed securities. As required by SFAS 157, the Company does not adjust the quoted price for these assets or liabilities, even in situations where the Company holds a large position and a sale could reasonably impact the quoted market price.

•

Level II – Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

•

Level III – Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation. Assets and liabilities that are included in this category generally include general and limited partnership interests in corporate private equity and real estate.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

As of March 31, 2008, the Company did not have any liabilities carried at fair value. The following table summarizes the Company’s assets carried at fair value within the SFAS 157 fair value hierarchy levels as of March 31, 2008:

	Level I	Level II	Level III	Total
	(dollars in thousands)
Deferred income receivable, at fair value	$—	$—	$726,187	$726,187
Investments, at fair value	$—	$—	$189,978	$189,978

Deferred income receivable, at fair value is valued based on net asset value information provided by the underlying Och-Ziff funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments. Investments, at fair value, which are primarily related to holdings of the real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models.

The following table summarizes the changes in the Company’s Level III assets for the three months ended March 31, 2008:

	Deferred Income Receivable, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of January 1, 2008	$1,044,284	$158,857	$1,203,141
Net losses on deferred income receivable from Och-Ziff funds	(993)	—	(993)
Net losses of consolidated Och-Ziff funds	—	(913)	(913)
Collection of deferred income receivable	(317,104)	—	(317,104)
Investment purchases (sales), net	—	32,034	32,034

As of March 31, 2008	$726,187	$189,978	$916,165

Amounts related to assets that continue to be held as of March 31, 2008:
Net losses on deferred income receivable from Och-Ziff funds	$(993)	$—	$(993)
Net losses of consolidated Och-Ziff funds	—	(913)	(913)

Total	$(993)	$(913)	$(1,906)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

4. CONSOLIDATED OCH-ZIFF FUNDS

As a result of the deconsolidation of the offshore Och-Ziff funds on June 30, 2007, the amounts presented for income, expenses and net gains of consolidated Och-Ziff funds for the three months ended March 31, 2008, have decreased significantly compared to the three months ended March 31, 2007.

The following table presents the components of income, expenses and net gains of consolidated Och-Ziff funds as reported in the consolidated and combined statements of operations:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Income of Consolidated Och-Ziff Funds
Interest income	$—	$205,521
Dividend income	—	29,882
Other revenues of Och-Ziff funds	1	24,524

Total Income of Consolidated Och-Ziff Funds	$1	$259,927

Expenses of Consolidated Och-Ziff Funds
Interest expense	$—	$79,600
Dividend expense	—	29,114
Stock loan fees	—	33,827
Other expenses of Och-Ziff funds	360	7,519

Total Expenses of Consolidated Och-Ziff Funds	$360	$150,060

Net (Losses) Gains of Consolidated Och-Ziff Funds
Net realized gains on investments	$—	$647,280
Net unrealized (losses) gains on investments	(913)	270,532
Net realized and unrealized foreign currency losses	—	(9,120)
Net realized and unrealized gains on derivative contracts	—	101,592

Total Net (Losses) Gains of Consolidated Och-Ziff Funds	$(913)	$1,010,284

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

5. OTHER ASSETS AND OTHER LIABILITIES

Other Assets

The following table presents the amounts included within other assets, net:

	March 31, 2008	December 31, 2007
Fixed Assets:	(dollars in thousands)
Corporate aircraft	$22,600	$22,600
Computer hardware and software	15,719	14,349
Leasehold improvements	14,467	14,608
Furniture, fixtures and equipment	2,365	2,428
Accumulated depreciation and amortization	(14,949)	(14,409)

Fixed assets, net	40,202	39,576
Goodwill	22,691	22,691
Investments in Och-Ziff funds	23,547	15,996
Intangible assets, net	6,418	6,605
Prepaid expenses	6,006	5,508
Loan receivable	5,345	—
Current income taxes receivable	3,795	5,835
Other	13,524	12,441

Total Other Assets, Net	$121,528	$108,652

Other Liabilities

The following table presents the amounts included within other liabilities:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Deferred income tax liability	$27,339	$30,110
Accrued distributions on restricted share units	16,154	—
Unearned revenues	12,847	13,753
Interest payable	10,387	11,258
Current income taxes payable	9,384	63,724
Compensation payable	8,991	8,215
Other	4,257	3,805

Total Other Liabilities	$89,359	$130,865

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

6. GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the expenses included within general, administrative and other:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Professional services	$12,170	$3,314
Occupancy and equipment	3,792	3,653
Business development	2,918	1,849
Information processing and communications	3,769	1,840
Other expenses	3,126	1,138

Total General, Administrative and Other	$25,775	$11,794

7. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to Class A shareholders by the weighted average number of Class A Shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities. The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31, 2008	Net Earnings Applicable to Class A Shareholders	Weighted Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except unit and per share amounts)
Basic EPS	$(268,118)	74,138,572	$(3.62)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—	—	311,099,524
Class A Restricted Share Units	—	—	—	13,716,246

Diluted EPS	$(268,118)	74,138,572	$(3.62)

EPS for the three months ended March 31, 2007, is not presented, as the Company was not a public company and had one sole equity holder entitled to all earnings. The Company’s Class B Shares represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no EPS related to the Company’s Class B Shares.

8. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The computation of the effective tax rate and provision at each interim period requires use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax laws and regulations change. Additionally, the timing and receipt of incentive income generated by the Och-Ziff funds is uncertain and will contribute to the unpredictability of the Company’s results. Given this uncertainty, the Company does not record incentive income on its interim financial statements, other than incentive income recorded during a given interim period as a result of investor redemptions during the period. Accordingly, the effective tax rate for interim periods is not indicative of the tax rate expected for a full year.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

The provision for income taxes for the three months ended March 31, 2008, includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of -1.2%. The Company’s effective income tax rate includes a rate reduction attributable to the fact that the Company operates as a series of flow-through entities whereby a portion of the Company’s earnings are not subject to corporate level taxes. This benefit reduced the effective tax rate for the three months ended March 31, 2008, by 29.8%. In addition, the expenses incurred in connection with the Reorganization, which relate to the reclassification of the partners’ and the Ziffs’ pre-Reorganization interests in the Och-Ziff Operating Group as Och-Ziff Operating Group A Units, are permanent differences for income tax purposes which further reduced the effective income tax rate for the three months ended March 31, 2008, by 6.6%.

There have been no material changes to the liability for uncertain tax positions for the three months ended March 31, 2008.

Tax Receivable Agreement

The purchase of Och-Ziff Operating Group A Units from the partners and the Ziffs with the proceeds from the Offerings, as well as future taxable exchanges by the partners and the Ziffs of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), is expected to result in an increase in the tax basis of the tangible and intangible assets of the Och-Ziff Operating Group that would not otherwise have been available. As a result, the Company expects that the amount of tax that would otherwise have been required to pay in the future will be reduced. Accordingly, pursuant to a tax receivable agreement entered into with the partners and the Ziffs, the Company has agreed to pay to the partners and the Ziffs 85% of the amount of tax savings actually realized by the Company.

The Company recorded its initial estimate for future payments under the tax receivable agreement by recording a decrease to paid-in capital and an increase in amounts due to affiliates in the consolidated and combined financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement will be recognized through current period earnings.

9. RELATED PARTY TRANSACTIONS

Due to Affiliates

The following table presents the amounts included within due to affiliates:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Allocations to non-equity partner interests payable	$233,540	$521,935
Och-Ziff Operating Group distributions declared prior to Reorganization	445,314	1,100,069
Amounts payable under tax receivable agreement	797,055	797,055

Total Due To Affiliates	$1,475,909	$2,419,059

Fees Earned from Affiliates and Waived Fees

For the three months ended March 31, 2008, the Company earned management fees from partners and other affiliates of $5.7 million. The Company did not earn any management fees from partners and other affiliates during the three months ended March 31, 2007, as prior to the Offerings the Company did not charge management fees or earn incentive income on

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

investments made by partners, employees and other affiliates in the Och-Ziff funds. Following the Offerings, the Company waives management fees and incentive income for investments made by employees, other affiliates, amounts invested by the partners prior to the Offerings and the reinvestment of deferred incentive income by the partners. Management fees of $5.9 million and $7.7 million were waived during the three months ended March 31, 2008 and 2007, respectively.

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. Occasionally, Mr. Och has used the aircraft for personal use. The Company recorded revenues of $126 thousand and $164 thousand for Mr. Och’s use based on market rates for the three months ended March 31, 2008 and 2007, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Tokyo, Bangalore and Beijing. The related lease commitments have not changed materially since December 31, 2007.

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

Other Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims are expected to occur and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

11. SEGMENT INFORMATION

The Company conducts substantially all of its business through one reportable segment: “Och-Ziff Funds.” The Och-Ziff Funds segment consists of the Company’s management and advisory services for all of the Och-Ziff funds and managed accounts, excluding substantially all of the real estate funds and investments in new businesses. Other operations consist primarily of the Company’s real estate management business, substantially all of the real estate funds and investments in new businesses that do not meet the thresholds of a reportable segment under GAAP. Management does not regularly review assets by segment in assessing segment performance and allocation of company resources; therefore, the Company does not present total assets by operating segment.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

Economic Income is a pre-tax measure that (i) presents the segment’s results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds; (ii) recognizes the full cash compensation expense on the date it is granted irrespective of any requisite service period or deferral; (iii) recognizes the fair value of non-cash equity compensation in the period granted (excluding grants made to independent members of the Board of Directors and grants made to employees in connection with the IPO); and (iv) excludes the following: Reorganization expenses, allocation to non-equity partner interests, profit sharing, net earnings (losses) on investments in and deferred income receivable from the Och-Ziff funds and other entities, depreciation, income taxes and partners’ and others’ interests in income of consolidated subsidiaries. Historically, interest income and interest expense were excluded from Economic Income as these amounts were not significant. As a result of the significant increase in interest expense related to the Company’s $750 million term loan entered into in July 2007, interest income and interest expense are now included in Economic Income. Amounts in the prior period have been restated to present Economic Income on a comparable basis.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

The following tables set forth operating results for the Och-Ziff Funds segment and other operations and the related adjustments necessary to reconcile the Och-Ziff Funds Economic Income to the Company’s consolidated and combined net income (loss):

			Reconciling Adjustments
Three Months Ended March 31, 2008	Och-Ziff Funds Economic Income	Other Operations	Funds Consolidation	Other Adjustments		Total Company
	(dollars in thousands)
Revenues
Management fees	$144,964	$1,311	$—	$—		$146,275
Incentive income	32	—	—	—		32
Other revenues	1,503	16	—	—		1,519
Income of consolidated Och-Ziff funds	—	—	1	—		1

Total Revenues	146,499	1,327	1	—		147,827

Expenses
Compensation and benefits	25,446	339	—	27,170	(a) (b)	52,955
Allocations to non-equity partner interests	—	—	—	(1,850)	(c)	(1,850)
Reorganization expenses	—	—	—	425,584	(d)	425,584
Profit sharing	—	—	—	(834)	(e)	(834)
Interest expense	10,817	—	—	—		10,817
General, administrative and other	24,290	334	—	1,151	(f)	25,775
Expenses of consolidated Och-Ziff funds	—	360	—	—		360

Total Expenses	60,553	1,033	—	451,221		512,807

Other (Loss)
Net losses on investments in and deferred income receivable from Och-Ziff funds and other entities	—	(4,069)	—	(1,095)	(g)	(5,164)
Net losses of consolidated Och-Ziff funds	—	(906)	(7)	—		(913)

Total Other (Loss)	—	(4,975)	(7)	(1,095)		(6,077)

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	85,946	(4,681)	(6)	(452,316)		(371,057)
Income taxes	—	133	—	3,093	(f)	3,226

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	85,946	(4,814)	(6)	(455,409)		(374,283)
Partners’ and others’ interests in income of consolidated subsidiaries	—	1,004	6	105,155	(f)	106,165

Net Income (Loss)	$85,946	$(3,810)	$—	$(350,254)		$(268,118)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

			Reconciling Adjustments
Three Months Ended March 31, 2007	Och-Ziff Funds Economic Income	Other Operations	Funds Consolidation	Other Adjustments		Total Company
	(dollars in thousands)
Revenues
Management fees	$97,965	$1,311	$(75,826)	$—		$23,450
Incentive income	1,081	—	(1,014)	—		67
Other revenues	904	18	—	—		922
Income of consolidated Och-Ziff funds	—	—	259,927	—		259,927

Total Revenues	99,950	1,329	183,087	—		284,366

Expenses
Compensation and benefits	14,123	1,321	—	5,797	(a) (b)	21,241
Allocations to non-equity partner interests	—	(30)	—	66,590	(c)	66,560
Profit sharing	—	(10)	—	13,554	(e)	13,544
Interest expense	329	—	—	—		329
General, administrative and other	10,682	141	—	971	(f)	11,794
Expenses of consolidated Och-Ziff funds	—	224	149,836	—		150,060

Total Expenses	25,134	1,646	149,836	86,912		263,528

Other Income:
Net earnings on investments in and deferred income receivable from Och-Ziff funds and other entities	—	—	(81,046)	100,929	(g)	19,883
Net gains of consolidated Och-Ziff funds	—	—	1,010,284	—		1,010,284

Total Other Income	—	—	929,238	100,929		1,030,167

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	74,816	(317)	962,489	14,017		1,051,005
Income taxes	—	35	—	3,605	(f)	3,640

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	74,816	(352)	962,489	10,412		1,047,365
Partners’ and others’ interests in income of consolidated subsidiaries	—	312	(962,489)	—		(962,177)

Net Income (Loss)	$74,816	$(40)	$—	$10,412		$85,188

The following is a summary of the adjustments made to GAAP net income (loss) for the Och-Ziff Funds segment to arrive at Economic Income:

Funds Consolidation. Reflects incentive income and management fees earned from each of the Och-Ziff funds and managed accounts, excluding substantially all of the real estate funds. The impacts of consolidation and the related eliminations of the Och-Ziff funds are not included in Economic Income. Incentive income and management fees not eliminated in consolidation prior to June 30, 2007, are related to the Company’s domestic funds and managed accounts. As previously discussed, the Company deconsolidated all of the offshore Och-Ziff funds on June 30, 2007.

Other Adjustments.

Economic Income is calculated by:

(a)	recognizing deferred cash compensation expense in the period in which it is granted, as management determines the total amount of compensation based on performance in the year of the grant. Under GAAP, deferred cash compensation expense is recognized over the requisite service period.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (UNAUDITED)

(b)	excluding non-cash equity compensation granted to employees in connection with the Offerings and grants made to the independent members of the Company’s Board of Directors. The fair value of other grants made to employees in non-cash equity compensation is recognized in full in the period granted.

(c)	excluding allocations to non-equity partner interests, as management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Company’s non-equity partners for periods prior to the Reorganization. For such periods, allocations to the partners, other than Mr. Och, were treated as expenses for GAAP purposes. Following the Reorganization, only allocations related to earnings on previously deferred incentive income allocations to non-equity partner interests are incurred and excluded from Economic Income.

(d)	excluding Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the partners and the Ziffs prior to the Reorganization as Och-Ziff Operating Group A Units.

(e)	excluding the profit sharing expense related to the Ziffs’ interest in the Company, as management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Ziffs for periods prior to the Reorganization. Following the Reorganization, only profit sharing expense related to the allocation of earnings on previously deferred incentive income allocations to the Ziffs are incurred and excluded from Economic Income.

(f)	excluding depreciation, income taxes and partners’ and others’ interests in income of consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment.

(g)	excluding the net earnings (losses) on deferred income receivable from Och-Ziff funds and net earnings (losses) on investments in Och-Ziff funds and other entities, as these amounts relate to earnings (losses) on amounts due to affiliates for deferred or reinvested incentive income previously allocated to the partners and the Ziffs, and earnings (losses) on amounts due to employees under deferred cash compensation arrangements.

Substantially all of the Company’s revenues are earned from the Och-Ziff funds. Within the Och-Ziff Funds segment, for the three months ended March 31, 2008, the Company recorded revenues of $37.9 million, $26.2 million, $19.1 million and $16.6 million from four individual feeder funds, each of which represented more than 10% of the Company’s total revenues. For the three months ended March 31, 2007, the Company did not earn revenues greater than 10% of total revenues from any single fund on a consolidated basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of our annual report filed with the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2007, which we refer to as our “Annual Report.” Actual results may differ materially from those contained in any forward-looking statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report.

Overview

We are a leading international, institutional alternative asset management firm. We were established in 1994 by Daniel Och together with the Ziffs, with one professional located in an office in New York. Since our inception, we have focused on building an enduring, world class investment management franchise. We have continued to expand internationally, and we believe that our international investment platform is among the strongest in our industry. As of March 31, 2008, more than 50% of our assets under management (“AUM”) were invested outside of the United States and this continued focus on international investing remains an important part of our business and growth strategy.

In November 2007, we enhanced our growth strategy by completing our initial public offering of Class A Shares, or our “IPO,” and establishing a strategic relationship with and completing a private sale of our Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital. We refer to the IPO and the private share sale to DIC Sahir collectively as the “Offerings.” The primary purposes of the Offerings were to provide us with greater financial flexibility, capital to expand our private investments business and to enhance our status as a leading international, institutional alternative asset management firm. Our founding partners reinvested substantially all of their after-tax proceeds of approximately $1.6 billion from the Offerings into our OZ Global Special Investments Master Fund, one of the vehicles by which we expect to grow our private investments business. In addition, we believe that the Offerings enhanced our profile globally, allowing us to attract and retain talent while further aligning the interests of our partners and employees with our fund investors and public shareholders.

The market environment during the first quarter was difficult. As U.S. economic conditions weakened further, credit spreads continued to widen and liquidity for credit products diminished. Volatility reached multi-year highs as the global credit crisis spread beyond the U.S. and previously unaffected markets were impacted. Equity values saw significant declines worldwide. Despite volatile market conditions in the first quarter of 2008, we continued to focus on preserving fund investor capital through active management of our funds’ exposures to reduce risk. We continue to execute the strategic plans for expanding our private investment platforms in real estate, energy and alternative energy, and in geographies such as Africa, Latin America and Central Europe. In addition, we continued to actively monitor and explore opportunities in the marketplace in order to provide our fund investors with opportunities to gain exposure to a wider variety of asset classes and risks.

Factors Affecting Our Business

Our ability to expand our business and increase revenues depends on our ability to attract new investors and capital to our funds and to generate consistent, positive, risk-adjusted returns on assets under management, which may be impacted by market factors and trends that are beyond our control. Historically, market and industry trends have been drivers of growth in our funds. These trends included the following:

•

Investor Demand. Historically, our funds have grown at a rate that is at the high end of the growth range of the hedge fund industry. As equity markets have become more challenging and volatile in recent months, we believe investors have slowed the pace at which they are committing new capital to the industry, and some have reduced their existing exposures to hedge funds generally. However, we expect the demand for alternative asset management services to continue in the long term, driven by several factors, including: the pursuit of higher returns compared to those of traditional equity and fixed income strategies; the desire to increase the diversification of investment portfolios by investing in assets with low correlation to traditional asset classes; and an apparent greater acceptance of hedge fund strategies and services due to the maturation and enhanced understanding of the hedge fund industry.

•

Worldwide Market Characteristics. The U.S. economy and capital markets were robust during 2005 and 2006. In 2007, a tightening credit market resulted in a challenging and volatile year for the financial markets. Our minimal use of leverage, consistent hedging disciplines and negligible credit exposure were key factors in fund capital preservation throughout 2007. In the first quarter of 2008, market conditions continued to deteriorate as the crisis in the credit markets continued to expand into other areas. We successfully identified opportunities in offshore markets where trends were favorable for investment, such as Europe and Asia. Partially as a result of the globalization of our operations and the internationalization of our investments, we continued to identify what we believe to be attractive investment opportunities in new markets. We believe the market environment may remain volatile and uncertain for the next several months, which could generally have a negative impact on investment performance compared to less volatile markets.

•

Interest Rate Environment. Interest rates and credit spreads affect the value of fixed income instruments in our funds’ portfolios, income generated from those instruments, return on excess cash, investment opportunities and the financial markets in general. In 2007, global interest rates rose and there was an abrupt widening of credit spreads and loss of liquidity in global debt markets. In the first quarter of 2008, credit spreads continued to widen, as the U.S. economy continued to be impacted by the crisis in the credit markets. While the net impact on interest income and interest expense related to interest rate movements is not material to our results, a tightening of credit and any increase in interest rates could make it more difficult for us to raise capital and sustain our growth.

Our business is impacted by the industry and market trends discussed above, as well as our ability to take advantage of these trends, actively manage our risk exposures, and properly source and time our investments and the realization of those investments. We cannot predict whether current market trends will continue or whether our future growth will meet or exceed prior period growth rates. In addition, we may not always be able to react appropriately to market conditions.

Whatever industry or market trends and conditions may exist, we take numerous active steps in an effort to protect our fund portfolios and prepare for the future. We monitor portfolio diversification and risk-based hedging activities daily. We believe that when markets face dislocations, many markets and securities will correlate to the downside in ways that differ from the past. As a result, models and other statistical measurements of risk may not be effective. In addition, we have established numerous standby liquidity arrangements with financial institutions that have committed to provide our funds with access to a significant amount of liquidity. The cost of liquidity in the past was at historically low levels, and we took advantage of those low costs to secure access to liquidity for our funds for future use before recent increases in borrowing costs. We believe other asset managers have been using readily available liquidity in recent years to increase leverage, while we have sought to preserve our ability to access liquidity in the future. At the same time, we have historically used minimal leverage, which has been a key factor in fund capital preservation in recent periods. By taking these steps and continuously monitoring our portfolios, we believe we can appropriately react to market conditions and prepare for the future by properly structuring our portfolios. For a more detailed description of how economic and global financial market conditions can materially affect our investment performance, growth strategies and financial performance, see “Item 1A. Risk Factors—Risks Related to Our Business” and “Item 1A. Risk Factors—Risks Related to Our Funds” in our Annual Report.

Understanding Our Results

Assets under Management and Fund Performance

Our results are primarily driven by the combination of our assets under management and the investment performance of our funds. Positive investment performance and preservation of fund investor capital are principal determinants of the long-term success of our business because they enable us to grow assets under management organically as well as attract new capital and minimize redemptions by our fund investors. Conversely, poor investment performance would slow the growth of or even decrease our assets under management.

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

As our assets under management fluctuate, our management fee revenues fluctuate because we charge management fees, typically 1.5% to 2.5% annually, based on assets under management, generally at the beginning of each quarter. In addition, incentive income is generally 20% of the net profits earned by the funds on an annual basis. Thus, if net inflows increase and our performance remains constant, or does not deteriorate to a degree to offset such increase, our incentive income will also increase. Incentive income is influenced by the investment performance of our funds.

Information with respect to our assets under management throughout this quarterly report, including the tables set forth in this discussion and analysis, includes deferred incentive income receivable from our offshore funds, which we refer to as “Deferred Balances,” and investments by us, our partners and certain other affiliated parties. Prior to the IPO, we did not charge management fees or earn incentive income on investments made by us, our partners and certain other affiliated parties. Subsequent to the IPO, we began charging management fees and earning incentive income on new investments made by our partners and certain other affiliated parties in our funds, including the reinvestment of the proceeds from our IPO and sale of Class A Shares to DIC Sahir, other than the reinvestment of Deferred Balances by our partners. As of March 31, 2008, approximately 9.1% of our assets under management represent investments by us, our partners and certain other affiliated parties in our funds and Deferred Balances. As of such date, approximately 50.2% of this affiliated AUM is not charged management fees and earning incentive income, as it relates primarily to pre-IPO investments.

Reorganization

Prior to the Offerings, we completed a reorganization of entities under the common control of Daniel Och, which we refer to as the “Reorganization,” whereby ownership interests in the Och-Ziff Operating Group and the real estate business were transferred to the Company. As part of the Reorganization, interests in the Och-Ziff Operating Group held by our founding owners were reclassified as Och-Ziff Operating Group A Units. These units are exchangeable for our Class A Shares on a one-for-one basis, subject to vesting and other requirements, transfer and other restrictions and certain adjustments.

We used the net proceeds from the Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group B Units. Such proceeds were then used by the Och-Ziff Operating Group to acquire Och-Ziff Operating Group A Units from our founding owners representing the 19.2% interest in the Och-Ziff Operating Group, which units were subsequently canceled. The Och-Ziff Operating Group B Units together with Och-Ziff Operating Group A Units, which we refer to as “Och-Ziff Operating Group Equity Units,” represent all of the equity interests in the Och-Ziff Operating Group.

For periods prior to the Reorganization, income allocations to our founding owners other than Mr. Och were recognized as expenses for GAAP. For periods following the Reorganization, allocations to Och-Ziff Operating Group A Units are recorded within partners’ and others’ interests in income of consolidated subsidiaries in the consolidated and combined statements of operations, as these equity interests are held directly in the Och-Ziff Operating Group.

Consolidation of Och-Ziff Funds

For the three months ended March 31, 2007, we consolidated all of our offshore and real estate funds into our results of operations, resulting in the elimination of most of the management fees and incentive income earned from these funds. These eliminations had no impact on our net income, as the amounts earned were captured within our net share of income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, net gains of consolidated Och-Ziff funds and partners’ and others’ interests in income of consolidated subsidiaries in our consolidated and combined statements of operations.

As a result of the deconsolidation of our offshore funds on June 30, 2007, revenues earned from those funds are no longer eliminated in consolidation after the date of deconsolidation. Following the deconsolidation, income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, net gains of consolidated Och-Ziff funds and the portion of partners’ and others’ interests in income of consolidated subsidiaries attributable to the consolidated funds are insignificant to our results.

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

Incentive income. We earn incentive income based on the performance of the Och-Ziff funds. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each investor earned for the year and excludes unrealized profits on certain private investments. Substantially all of our incentive income is recorded at the end of the year, when all contingencies have been resolved. Only incentive income related to fund investor redemptions is typically recognized during interim periods. Generally, incentive income is earned only if the profits attributable to an investor exceed losses, if any, to such investor during the prior year.

Prior to the deconsolidation of most of our funds in 2007, income of consolidated Och-Ziff funds was a significant component of our total revenues. Income of consolidated Och-Ziff funds consists of interest income, dividend income and other revenues related to the lending of securities and other miscellaneous items.

Expenses

Our core operating expenses consist of compensation and benefits; interest expense; and general, administrative and other expenses.

•

Compensation and benefits. Compensation and benefits is comprised of salaries and benefits, guaranteed bonuses and equity based compensation. Discretionary incentive compensation, which is generally based on company-wide profits is determined and recorded at the end of the year.

•	Interest expense. Amounts included within interest expense relate to the note payable on our corporate aircraft, and subsequent to July 2, 2007, also includes interest on our $750 million term loan.

•

General, administrative and other. General, administrative and other expenses are primarily related to professional services, occupancy and equipment costs, business development expenses and information processing and communications.

Prior to the Reorganization, as a result of our capital structure, income allocations to our partners, other than Mr. Och, and the Ziffs were recorded as expenses. In connection with the Reorganization, such interests were reclassified as Och-Ziff Operating Group A Units resulting in significant non-cash charges, which we have recorded within reorganization expenses in our consolidated and combined statements of operations. The estimated future reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our founding partners after the Offerings is expected to be $1.7 billion per year from 2008 through 2011 and $1.5 billion in 2012.

Prior to the deconsolidation of most of our offshore funds on June 30, 2007, expenses of consolidated Och-Ziff funds was a significant component of our total expenses. Expenses of consolidated Och-Ziff funds consist of interest expense, dividend expense, stock loan fees and other expenses.

Other Income (Loss)

Net earnings (losses) on investments in and deferred income receivable from our funds relates to the following: (i) net earnings (losses) on deferred incentive income due from our offshore funds; (ii) net earnings (losses) on investments in our funds made by us, on behalf of our partners; and (iii) net earnings (losses) on investments made by us to economically hedge certain deferred compensation plans indexed to fund performance. Net earnings (losses) related to deferred incentive income due from our offshore funds and net earnings (losses) on investments made on behalf of our partners belong to our partners and the Ziffs and do not benefit owners of Class A Shares. We no longer defer collection of incentive income from our offshore funds and expect to collect, and in turn distribute over the next two years to our partners and the Ziffs, the outstanding balance of deferred incentive income receivable from the offshore funds, which as of March 31, 2008 was $726.2 million.

Prior to the deconsolidation of our offshore funds on June 30, 2007, net gains (losses) of consolidated Och-Ziff funds was a significant component of our other income (loss). Net gains (losses) of consolidated Och-Ziff funds consist of realized and unrealized gains and losses on investments and derivative contracts.

Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

Partners’ and others’ interests in income of consolidated subsidiaries is primarily made up of the following: (i) fund investors’ interests in consolidated Och-Ziff funds; and (ii) Och-Ziff Operating Group A Units held by our founding owners. Increases in partners’ and others’ interests in income of consolidated subsidiaries related to Och-Ziff Operating Group A Units held by our founding owners are driven by the earnings of the Och-Ziff Operating Group allocable to such units to the extent that the allocation of losses does not reduce partners’ and others’ interest in consolidated subsidiaries to a deficit position.

Prior to the deconsolidation of our offshore funds on June 30, 2007, partners’ and others’ interests in income of consolidated subsidiaries related to fund investors’ interests in consolidated Och-Ziff funds was a significant component of our results.

Income Taxes

The computation of the effective tax rate and provision at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary tax differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax laws and regulations change. Additionally, the timing and receipt of incentive income generated by our funds is uncertain and will contribute to the unpredictability of our results. Given this uncertainty, we do not record incentive income on our interim financial statements, other than incentive income earned during a given interim period as a result of investor redemptions during the period. Accordingly, our effective tax rate for interim periods is not indicative of the tax rate we expect for a full year.

Assets under Management and Fund Performance

The following table sets forth, as of March 31, 2008 and 2007, assets under management of our most significant funds and the performance of those funds since inception:

Fund	Strategy Inception (a)	AUM (b) as of March 31,		Net Annualized Return Since Strategy Inception (c)(d)

		2008	2007
	(dollars in thousands)
OZ Master Fund (e)	April 1994	$19,926,195	$17,067,105	16.1%
OZ Europe Master Fund (f)	January 1999	$6,224,127	$4,463,449	15.4%
OZ Asia Master Fund (g)	June 2001	$3,803,955	$2,706,542	13.4%
OZ Global Special Investments Master Fund	November 2005	$2,079,978	$214,115	12.5%

(a)	The performance of OZ Europe Master Fund and OZ Asia Master Fund presented in this table includes performance data for the investment strategy employed by each fund for periods prior to such fund’s inception, as described in footnotes (f) and (g) to this table.
(b)	AUM presented in this table does not include assets under management with respect to our real estate business, the separate accounts we manage on behalf of certain institutions or the OZ Capital Structure Arbitrage Master Fund which collectively was approximately $1.2 billion as of March 31, 2008 and 2007.
(c)	Net Annualized Return Since Strategy Inception reflects a composite of the average annual return for the feeder funds comprising each master fund listed and is presented on a total return basis, net of all fees and expenses of the relevant fund (except incentive income earned on certain unrealized private investments that could reduce returns on these investments at the time of realization), and includes the reinvestment of all dividends and income. These returns include realized and unrealized gains and losses attributable to certain private and initial public offering investments that are not allocated to all investors in the funds. Investors that do not participate in such investments or that pay different fees may experience materially different returns.
(d)	Performance for all of our funds has been calculated by deducting both management fees and incentive income on a monthly basis from the composite returns of the applicable master fund, except that from April 1994 through December 1997, performance for OZ Master Fund (and its predecessor) was calculated by deducting management fees on a quarterly basis and incentive income on a monthly basis.
(e)	OZ Master Fund performance includes the actual total return for the partial year beginning in April 1994. For the period from April 1994 through December 1997, performance represents the performance of Och-Ziff Capital Management, L.P.; a Delaware limited partnership that was managed by Mr. Och following an investment strategy that is substantially similar to that of OZ Master Fund.
(f)	OZ Europe Master Fund performance for the period from January 1999 through March 2000 represents the performance of the portion of OZ Master Fund that was invested in the European merger arbitrage strategy. Performance for the period since April 2000 represents the broader investment program of the OZ Europe Master Fund.
(g)	OZ Asia Master Fund performance for the period from June 2001 through January 2005 represents the performance of the portion of OZ Master Fund, Ltd. that was invested in the Asian strategy. Performance for the period since February 2005 represents the broader investment program of the OZ Asia Master Fund.

Performance information for our most significant master funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. An investment in our Class A Shares is not an investment in any of our funds. The performance information reflected in this discussion and analysis is not indicative of the performance of our Class A Shares and is also not necessarily indicative of the future results of any particular fund. There can be no assurance that any of our master funds will continue to achieve, or that our other existing and future funds will achieve, comparable results.

The following table sets forth the changes to our assets under management for the three months ended March 31, 2008 and 2007. Amounts presented are net of management fees and incentive income and include Deferred Balances and amounts invested by us, certain amounts invested by our founding partners and certain other affiliated parties for which we charge no management fees and received no incentive income. Accordingly, the amounts presented in the following table are not the amounts used to calculate management fees for the respective periods.

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Balance-beginning of period	$33,387,455	$22,621,115	$10,766,340	48%
Net inflows	263,250	1,927,480	(1,664,230)	-86%
Appreciation (depreciation)	(389,419)	1,106,063	(1,495,482)	-135%

Balance-end of period	$33,261,286	$25,654,658	$7,606,628	30%

The net increase of $7.6 billion in assets under management since March 31, 2007 was driven by strong net inflows and appreciation as a result of favorable returns in our funds in 2007. Our first quarter net inflows, while positive, were more than offset by performance-driven asset depreciation. As a result, our assets under management were essentially unchanged from $33.4 billion as of December 31, 2007. While we believe market conditions will continue to be challenging for several months, as markets normalize, we expect our earnings to benefit from an asset base that has suffered relatively little, if any, performance-driven depreciation.

The following table sets forth performance information for our most significant funds. These net returns represent a composite of the average net returns of the feeder funds that comprise each of our most significant master funds and are presented on a total return basis, net of all fees and expenses (except incentive income earned on certain unrealized private investments that could reduce returns at the time of realization) and include the reinvestment of all dividends and income. These returns include realized and unrealized gains and losses attributable to certain private and initial public offering investments that are not allocated to all investors in the funds.

	Net Return for the Three Months Ended March 31,
	2008	2007
OZ Master Fund	-0.8%	4.7%
OZ Europe Master Fund	-1.7%	4.8%
OZ Asia Master Fund	-2.6%	3.6%
OZ Global Special Investments Master Fund	-0.6%	4.4%

Net returns for the three months ended March 31, 2008, were down from the respective period in 2007 as challenging market conditions driven by the weakened U.S. economy, continued reported losses by major financial institutions, substantial volatility and the expansion of the credit crisis into previously unaffected markets impacted our ability to deliver positive returns. Despite the decrease in performance, our funds were able to preserve investor capital with limited performance-driven depreciation, low levels of volatility relative to the capital markets and low leverage, which is equally as important for our fund investors during periods of market decline as attractive returns when the capital markets experience positive performance.

RESULTS OF OPERATIONS

In the discussion and analysis that follows, certain line items are not comparable from period to period as a result of the deconsolidation of our offshore funds on June 30, 2007, and the Reorganization. In these instances, we have identified the percentage change in the table below as “NM” (not meaningful), as the amounts presented for the three months ended March 31, 2008, are not comparable to the respective period in 2007. To provide comparative information of our operating results for the periods presented, following the discussion of our GAAP results is a discussion of Economic Income of the Och-Ziff Funds segment, our only reportable segment. Economic Income reflects, on a consistent basis for all periods presented in our financial statements, income earned from the Och-Ziff funds and managed accounts (excluding substantially all of the real estate funds, which currently are not significant to our business). Economic Income excludes certain adjustments required under GAAP. See “—Segment Analysis—Och-Ziff Funds—Economic Income” for a description of those adjustments.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Revenues
Management fees	$146,275	$23,450	$122,825	NM
Incentive income	32	67	(35)	NM
Other revenues	1,519	922	597	65%
Income of consolidated Och-Ziff funds	1	259,927	(259,926)	NM

Total Revenues	147,827	284,366	(136,539)	NM

Expenses
Compensation and benefits	52,955	21,241	31,714	149%
Allocations to non-equity partner interests	(1,850)	66,560	(68,410)	NM
Reorganization expenses	425,584	—	425,584	NM
Profit sharing	(834)	13,544	(14,378)	NM
Interest expense	10,817	329	10,488	NM
General, administrative and other	25,775	11,794	13,981	119%
Expenses of consolidated Och-Ziff funds	360	150,060	(149,700)	NM

Total Expenses	512,807	263,528	249,279	NM

Other (Loss) Income
Net (losses) earnings on investments in and deferred income receivable from Och-Ziff funds and other entities	(5,164)	19,883	(25,047)	NM
Net gains of consolidated Och-Ziff funds	(913)	1,010,284	(1,011,197)	NM

Total Other (Loss) Income	(6,077)	1,030,167	(1,036,244)	NM

(Loss) Income Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(371,057)	1,051,005	(1,422,062)	NM
Income taxes	3,226	3,640	(414)	-11%

(Loss) Income Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(374,283)	1,047,365	(1,421,648)	NM
Partners’ and others’ interests in income of consolidated subsidiaries	106,165	(962,177)	1,068,342	NM

Net (Loss) Income	$(268,118)	$85,188	$(353,306)	NM

Revenues

Management fees and Incentive income. The following tables set forth the components of our management fees:

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Management Fees
Och-Ziff Funds segment:
Och-Ziff funds (excluding real estate funds)	$141,750	$95,152	$46,598	49%
Managed accounts	3,214	2,813	401	14%
Och-Ziff real estate funds	1,311	1,311	—	0%
Eliminated in consolidation	—	(75,826)	75,826	NM

Total	$146,275	$23,450	$122,825	NM

Management fees increased by $122.8 million primarily as a result of the elimination of $75.8 million of management fees during the three months ended March 31, 2007. As previously discussed, our offshore funds were consolidated for the first six months of 2007 resulting in the elimination of a substantial portion of our management fees earned during that period. The remaining increase was driven by the year-over-year increase in assets under management. See “—Segment Analysis—Three months ended March 31, 2008 compared to the three months ended March 31, 2007” for a discussion on management fees earned from the Och-Ziff Funds segment before the impact of eliminations in consolidation.

Incentive income is generally recorded during the fourth quarter each year. Generally, only incentive income related to fund investor redemptions is recorded during the first three quarters each year.

Income of consolidated Och-Ziff funds. Income of consolidated Och-Ziff funds decreased by $259.9 million primarily as a result of the decrease in income from funds no longer consolidated as of March 31, 2008. This decrease from funds no longer consolidated as of March 31, 2008, was due to the deconsolidation of our offshore funds on June 30, 2007, as income of such funds is no longer recognized in our results following the deconsolidation. We expect amounts earned by funds consolidated as of and for periods following March 31, 2008, to continue to be insignificant to our operating results in future periods.

Expenses

Compensation and benefits. Compensation and benefits expenses increased by $31.7 million, or 149%, primarily due to $26.0 million of non-cash amortization of Class A restricted share units, or “RSUs.” No RSUs were issued prior to our initial public offering in November 2007. In addition, we experienced an $8.6 million increase in salaries, bonuses and related expenses driven primarily by an increase in our worldwide headcount from 282 at March 31, 2007 to 412 at March 31, 2008. These increases were offset in part by a $2.9 million decrease related to the amortization of deferred cash compensation awards.

Allocations to non-equity partner interests. Allocations to non-equity partner interests decreased by $68.4 million as a result of the reclassification of non-equity partner interests as Och-Ziff Operating Group A Units at the time of the Reorganization. As a result of the reclassification, income allocations to our partners other than Daniel Och following the Reorganization are no longer treated as expenses under GAAP. Only allocations related to earnings on previously deferred incentive income allocations are incurred and treated as expenses following the Reorganization.

Reorganization expenses. Reorganization expenses for the three months ended March 31, 2008, were $425.6 million, and represents the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our founding partners after the Offerings. The estimated future Reorganization expenses related to the amortization of the fair value of the remaining unvested Och-Ziff Operating Group A Units held by our partners is expected to be $1.7 billion per year from 2008 through 2011 and $1.5 billion in 2012. Accordingly, we expect to continue to report a GAAP net loss in each of these years.

Profit sharing. Profit sharing expense decreased by $14.4 million as a result of the reclassification of the Ziffs profit sharing interest in our business as Och-Ziff Operating Group A Units as part of the Reorganization. As a result of the reclassification, income allocations to the Ziffs following the Reorganization are no longer treated as expenses under GAAP. Only the allocation of earnings on previously deferred incentive income allocations are incurred and treated as expenses following the Reorganization.

Interest expense. Interest expense increased by $10.5 million primarily related to our $750 million term loan. As this term loan was entered into on July 2, 2007, the interest expense that was incurred during the three months ended March 31, 2007, related to the note payable on our corporate aircraft.

General, administrative and other expenses. General, administrative and other expenses increased by $14.0 million, or 119%, due to an increase of $8.9 million in professional services primarily related to our annual audit and related tax preparation and consulting fees during the three months ended March 31, 2008. On a comparative basis, these expenses were primarily incurred during the second and third quarters of 2007 in connection with our IPO, not in the first quarter of 2007. The remaining increase of $5.1 million was primarily related to expenses such as information processing and communications, recruiting and insurance costs to support the growth of our business and becoming a public company.

Expenses of consolidated Och-Ziff funds. Expenses of consolidated Och-Ziff funds decreased by $149.7 million primarily as a result of the decrease in expenses from funds no longer consolidated as of March 31, 2008. This decrease from funds no longer consolidated as of March 31, 2008, was due to the deconsolidation of our offshore funds on June 30, 2007, as expenses incurred by such funds are no longer recognized in our results following the deconsolidation. We expect amounts incurred by funds consolidated as of and for periods following March 31, 2008, to continue to be insignificant to our operating results in future periods.

Other Income

Net (losses) earnings on investments in and deferred income receivable from Och-Ziff funds and other entities. The following table sets forth: (i) net (losses) earnings on investments in Och-Ziff funds and other entities; (ii) net (losses) earnings on deferred income receivable from Och-Ziff funds; and (iii) amounts eliminated in consolidation:

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Net (losses) earnings on investments in Och-Ziff funds and other entities	$(4,183)	$19,890	$(24,073)	-121%
Net (losses) earnings on deferred income receivable from Och-Ziff funds	(993)	81,046	(82,039)	-101%
Eliminated in consolidation	12	(81,053)	81,065	NM

Total	$(5,164)	$19,883	$(25,047)	NM

The following table sets forth the related investments in and deferred income receivable from the Och-Ziff funds without the impact of eliminations in consolidation, on which the amounts presented above were earned:

	As of March 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Before Eliminations
Investments in Och-Ziff funds and other entities	$28,882	$374,737	$(345,855)	-92%
Deferred income receivable from Och-Ziff funds	$726,187	$1,418,207	$(692,020)	-49%

Net earnings on investments in and deferred income receivable from Och-Ziff funds and other entities decreased by $25.0 million to a net loss of $5.2 million. As a result of the consolidation of our offshore funds for the first six months of 2007, net earnings on our investments in and deferred income receivable from those funds were eliminated during such period. Following the deconsolidation, such amounts are no longer eliminated in consolidation. In addition, for the three months ended March 31, 2008, we recorded a loss of $4.1 million on investments related to our share of start-up costs of our African joint venture, which is a start-up business that, as of March 31, 2008, has not commenced generating revenues.

Net earnings on investments in Och-Ziff funds and other entities before the impact of eliminations decreased $24.1 million, or 121%, primarily due to the $345.9 million decrease in our investments in Och-Ziff funds. These amounts were primarily related to amounts invested by us, on behalf of our partners, which were withdrawn and distributed to our partners in December 2007.

Net earnings on deferred income receivable from Och-Ziff funds before the impact of eliminations decreased $82.0 million, or 101%, due to the $692.0 million decrease in deferred income receivable from Och-Ziff funds and unfavorable investment performance during the three months ended March 31, 2008, in the funds to which such receivables are indexed. On December 31, 2007, we collected $529.7 million of the deferred income receivable, which was distributed to our partners in January 2008. We no longer defer the collection of incentive income from our funds and expect to distribute the remaining deferred income receivable balance to our partners over the next two years. Accordingly, we expect earnings or losses on the deferred income receivable from the Och-Ziff funds to become insignificant over the same period as we collect and distribute these balances to our partners.

Net gains of consolidated Och-Ziff funds. Net gains of consolidated Och-Ziff funds decreased by $1.0 billion primarily as a result of the decrease in net gains from funds no longer consolidated as of March 31, 2008. This decrease from funds no longer consolidated as of March 31, 2008, was due to the deconsolidation of our offshore funds on June 30, 2007, as net gains earned by such funds are no longer recognized in our results following the deconsolidation. We expect net gains earned by funds consolidated as of and for periods following March 31, 2008, to continue to be insignificant to our operating results in future periods.

Income Taxes

Income tax expense decreased $414 thousand, or 11%, primarily due to a $4.2 million reduction in tax expense related to the effect of a change in estimated state and local income tax rates effective in future periods, offset by an increase related to corporate level income taxes. The provision for income taxes includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of -1.2% for the three months ended March 31, 2008, compared to an approximate effective tax rate of 4.1% for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008, decreased as compared to the same period of 2007 primarily due to Reorganization expenses incurred in 2008, which are permanent differences for income tax purposes, offset by an increase in the effective rate due to the $4.2 million reduction in tax expense related to the change in estimated rates previously discussed. In addition, a portion of the Company’s earnings became subject to corporate level taxes following the Reorganization.

Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

The following table sets forth the components of partners’ and others’ interests in income of consolidated subsidiaries:

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(dollars in thousands)
From funds consolidated as of and for periods following March 31, 2008	$1,259	$312	$947	304%
From funds no longer consolidated as of March 31, 2008	—	(962,489)	962,489	NM
Partners’ and the Ziffs’ interests in the Och-Ziff Operating Group (primarily Och-Ziff Operating Group A Units)	105,155	—	105,155	NM
Other	(249)	—	(249)	NM

Total	$106,165	$(962,177)	$1,068,342	NM

Partners’ and others’ interests in income of consolidated subsidiaries increased by $1.1 billion primarily as a result of a decrease in amounts related to funds no longer consolidated as of March 31, 2008, offset by the net losses allocated to our partners and the Ziffs.

The decrease from funds no longer consolidated as of March 31, 2008, was due to the deconsolidation of our offshore funds on June 30, 2007, as amounts related to such funds are no longer recognized in our results following the deconsolidation. We expect the portion of partners’ and others’ interests in income of consolidated subsidiaries related to funds that continue to be consolidated as of and for periods following March 31, 2008, to continue to be insignificant to our operating results in future periods.

The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group, which represent an approximately 80.8% economic interest in our business, is expected to continue to significantly reduce our net loss in future periods, as losses of the Och-Ziff Operating Group are allocated to such interests.

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

Economic Income may not be comparable to similarly titled measures used by other companies. We use Economic Income as a measure of operating performance, not as a measure of liquidity. Economic Income should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. For a reconciliation of Economic Income to our total Company net income (loss) for the periods presented, please see Note 11 to our consolidated and combined financial statements included in this quarterly report.

Economic Income reflects incentive income and management fees earned from each of the Och-Ziff funds and managed accounts, excluding substantially all of the real estate funds, which are included in our other operations. The impacts of the consolidation and related eliminations of the Och-Ziff funds are not included in Economic Income.

Economic Income is calculated by:

•

excluding reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests in the Och-Ziff Operating Group held by our founding owners as Och-Ziff Operating Group A Units;

•

excluding allocations to non-equity partner interests and profit sharing, as management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to our non-equity partners or the Ziffs for periods prior to the Reorganization. For such periods, allocations to the Ziffs and our partners other than Mr. Och were treated as expenses for GAAP purposes. Following the Reorganization, only expenses related to the allocation of earnings on previously deferred incentive income allocations to non-equity partner interests are incurred and excluded from Economic Income;

•

excluding the earnings on deferred income receivable from Och-Ziff funds and earnings on investments in the Och-Ziff funds and other entities, as these amounts relate to earnings on amounts due to affiliates for deferred or reinvested incentive income previously allocated to our partners and the Ziffs, and earnings on amounts due to employees under deferred cash compensation arrangements;

•

recognizing deferred cash compensation expense in the period in which it is granted, as management determines the total amount of compensation based on our performance in the year of the grant. Under GAAP, deferred cash compensation expense is recognized over the requisite service period;

•

excluding non-cash equity-based compensation granted to employees in connection with the Offerings and grants made to the independent members of our Board of Directors. The fair value of other grants made to employees in non-cash equity compensation is recognized in full in the period granted; and

•

excluding depreciation, income taxes and partners’ and others’ interests in income of consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment.

Historically, interest income and interest expense were excluded from Economic Income as these amounts were not significant. As a result of the significant increase in interest expense related to the $750 million term loan, interest income and interest expense are now included in Economic Income. Amounts in the prior periods have been restated to provide Economic Income on a comparable basis.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Economic Income

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Economic Income Revenues
Management fees	$144,964	$97,965	$46,999	48%
Incentive income	32	1,081	(1,049)	-97%
Other revenues	1,503	904	599	66%

Total Economic Income Revenues	146,499	99,950	46,549	47%

Economic Income Expenses
Compensation and benefits	25,446	14,123	11,323	80%
Non-compensation expenses	35,107	11,011	24,096	219%

Total Economic Income Expenses	60,553	25,134	35,419	141%

Och-Ziff Funds Economic Income	$85,946	$74,816	$11,130	15%

Economic Income Revenues

Management fees and Incentive income. Management fees increased by $47.0 million, or 48%, primarily driven by the year-over-year increase in assets under management on which we earned fees.

Incentive income is generally recorded during the fourth quarter each year. Generally, only incentive income related to fund investor redemptions is recorded during each of the first three quarters of the year.

Economic Income Expenses

Compensation and benefits. Compensation and benefits expenses increased by $11.3 million, or 80%, driven by the 46% increase in worldwide headcount, which primarily occurred in the second half of 2007, due to the additional infrastructure needed to become a public company and to support the growth in our business. Compensation and benefits for the three months ended March 31, 2008, included $9.8 million of compensation expense primarily related to non-recurring payments to certain existing personnel and new employees, an increase of $5.5 million from the three months ended March 31, 2007.

Non-compensation expenses. Non-compensation expenses increased by $24.1 million, or 219%, driven primarily by increased interest expense of $10.5 million primarily related to our $750 million term loan entered into in July 2007. In addition, we incurred $3.7 million of expenses related to our annual audit and related tax preparation and consulting fees during the three months ended March 31, 2008. On a comparative basis, these expenses were primarily incurred during the second and third quarters of 2007 in connection with our IPO, not in the first quarter of 2007. The remaining increase of $9.9 million was primarily related to expenses such as information processing and communications, recruiting and insurance costs to support the growth of our business and becoming a public company.

Other Operations

Our other operations consist primarily of our separately managed real estate management operations, substantially all of our real estate funds and investments in new businesses, which do not meet the thresholds of a reportable segment under GAAP. For the three months ended March 31, 2008, we recorded a loss of $4.1 million on investments related to our share of start-up costs of our African joint venture, which is a start-up business that, as of March 31, 2008, has not commenced generating revenues.

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

Assets under management have grown significantly during the periods presented. This growth resulted from attracting new investors and capital and generating asset appreciation from investments made in the funds and managed accounts. Our funds’ growth and performance directly impacts our liquidity, including our ability to make distributions to our Class A shareholders, as management fees earned from our funds have historically been the primary source of cash for our operating expenses. Our funds’ growth and performance also affects how much incentive income we earn and is also an important source of liquidity. Incentive income is a key component in determining annual discretionary incentive compensation, which is our largest expense. Accordingly, we expect to fund our liquidity needs with cash flows from operations from the Och-Ziff Operating Group. If the Och-Ziff Operating Group has insufficient cash flows from operations to meet our liquidity needs, it may have to borrow funds or sell assets, which could negatively impact our liquidity.

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

We will not be permitted to make distributions from the Och-Ziff Operating Group to our partners or intermediate holding companies, and therefore to our Class A shareholders, if we are in default under the term loan. The term loan will also limit the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments.

Aircraft loan. On May 12, 2003, we entered into a $20.2 million note payable related to the purchase of our corporate aircraft. This loan bears interest at LIBOR plus 1.35% and the remaining principal balance of $16.8 million is due at maturity on May 31, 2008; however, we expect to refinance such amount prior to maturity.

Distributions, Future Liquidity and Capital Needs

On February 12, 2008, we paid a cash dividend on our Class A Shares to shareholders of record on December 31, 2007, in the amount of $1.20 per Class A Share. In connection with such distribution, we distributed $384.5 million to our partners and the Ziffs on their beneficial ownership of Och-Ziff Operating Group A Units.

On May 7, 2008, we paid a cash dividend on our Class A Shares to shareholders of record on April 1, 2008, in the amount of $0.08 per Class A Share. In connection with such distribution, we distributed $52.0 million to our partners and the Ziffs on their beneficial ownership of Och-Ziff Operating Group A Units.

Our ability to make cash distributions to our partners and Class A shareholders depends on a number of factors that our Board of Directors takes into account as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; and contractual obligations, including payment obligations pursuant to the tax receivable agreement.

As discussed below, obligations to make payments under the tax receivable agreement and distributions to holders of Och-Ziff Operating Group Equity Units (our intermediate holding companies, the partners and the Ziffs) with respect to tax liabilities arising from the direct ownership of Och-Ziff Operating Group Equity Units will reduce amounts that would otherwise be available for distribution on Class A Shares. In addition, the Class A restricted share units that we have granted to our managing directors, other employees and independent members of our Board of Directors will accrue distributions equal to the distributions paid on the underlying Class A Shares, such amounts to be paid if and when the related Class A restricted share units vest. As determined by our Board of Directors, these amounts may be paid in cash or in additional Class A restricted share units that similarly may accrue additional distributions and will vest at the same time the related Class A restricted share units vest. Making distributions on our Class A Shares will reduce the amount of cash available for other purposes, including our other primary liquidity requirements as discussed above. If we generate insufficient cash flows from operations to make such distributions, we may have to borrow funds or sell assets, which would negatively impact our liquidity. We may not be able to obtain additional financing on terms that are acceptable, if at all.

Tax receivable agreement. We may also be required to make payments under the tax receivable agreement that we entered into in connection with the Offerings. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our founding owners with proceeds from the Offerings, and the future taxable exchanges by our partners of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and the tax benefits to be derived therefrom principally through amortization of the basis adjustment over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expense and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff if it is treated as a corporate taxpayer) will pay to our founding owners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that these entities actually realize as a result of such increases in tax basis. Payments under the tax receivable agreement are anticipated to increase the tax basis adjustment to intangible assets resulting from a prior exchange, with such increase being amortized over the remainder of the amortization period applicable to the original basis adjustment to such intangible assets resulting from such prior exchange. It is anticipated that this will result in increasing annual amortization deductions in the taxable years of and after such increases to the original basis adjustments, and potentially will give rise to increasing tax savings with respect to such years and correspondingly increasing payments under the tax receivable agreement.

As of March 31, 2008, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group B Units in the Offerings would aggregate approximately $944.2 million over the next 15 years, resulting in payments to our partners and the Ziffs for 85% of such cash savings over the same period of time. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to pay 85% of the amount of such cash savings to our founding owners is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement.

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

Tax liability distributions. In accordance with the Och-Ziff Operating Group entities’ limited partnership agreements, we expect to cause the applicable Och-Ziff Operating Group entities to distribute cash, on a pro rata basis, to direct holders of Och-Ziff Operating Group Equity Units in an amount at least equal to the presumed maximum tax liabilities arising from the direct ownership of such units. The presumed maximum tax liabilities are based upon the presumed maximum income allocable to any such unit holder at the maximum combined U.S. federal, New York State and New York City tax rates. Holders of our Class A Shares will not be entitled to these distributions and thus may not receive any distributions at a time when our founding owners are receiving distributions on their Och-Ziff Operating Group A Units. Such tax distributions will take into account the disproportionate income allocation (but not a disproportionate cash allocation) to the unit holders with respect to “built-in gain assets,” if any, at the time of the Offerings. Consequently, Och-Ziff Operating Group tax distributions will be greater than if such assets had a tax basis equal to their value at the time of the Offerings.

Deferred balances distributions. Historically, we have deferred collection of a certain portion of incentive income receivable from our offshore funds. As a result of a change in the method of accounting used for U.S. income tax purposes by certain subsidiaries, we will no longer defer the collection of such receivables. We expect that all deferred income receivable from the offshore funds, which as of March 31, 2008, was $726.2 million, will be paid to us over the next two years, which, in turn, will be distributed to our founding owners and, therefore, will not benefit our Class A shareholders.

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

Cash Flows Analysis

The consolidation of our offshore funds during the first half of 2007 resulted in substantially higher amounts of cash flows from operating and financing activities in the first quarter of 2007 as compared to the first quarter of 2008, as the contributions by our fund investors and the investing activities of these funds were included in our consolidated and combined cash flows during the first half of 2007. As a result, the cash flow amounts from operating and financing activities for the three months ended March 31, 2008, are not comparable to the amounts presented for the three months ended March 31, 2007.

Operating activities. Net cash from operating activities was $604.1 million and $(603.4) million for the three months ended March 31, 2008 and 2007, respectively. The net increase of $1.2 billion was primarily a result of the consolidation of our offshore funds for the respective period in 2007, as the investing activities of our funds were included in our cash flows from operating activities through the date of deconsolidation. For the three months ended March 31, 2008, cash flows from operating activities are primarily related to the collection of 2007 incentive income and first-quarter 2008 management fees, as these amounts are no longer eliminated in consolidation, less interest expense and other operating expenses. Additionally, in December 2007, we collected $529.7 million of Deferred Balances and an additional $317.1 million during the first quarter of 2008. These amounts were distributed to our founding owners during the first quarter of 2008; however, deferred income from the offshore funds distributed to Mr. Och in the amount of $566.6 million, net of taxes, are included within cash flows from financing activities.

Investing activities. There were no significant changes in cash flows from investing activities for the periods presented, as investments-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated and combined statements of cash flows.

Financing activities. Net cash from financing activities was $(1.1) billion and $625.9 million for the three months ended March 31, 2008 and 2007, respectively. The net decrease of $1.7 billion was primarily a result of consolidation of our offshore funds during the respective period in 2007, as fund investor contributions in our consolidated offshore funds were included as cash flows from financing activities through the date of deconsolidation. For the three months ended March 31, 2008, cash flows from financing activities are primarily related to the dividends paid of $89.0 million to our Class A shareholders and distributions to our partners and the Ziffs of $384.5 million on their Och-Ziff Operating Group A Units. In addition, as discussed above, deferred income from the offshore funds distributed to Mr. Och in the amount of $566.6 million, net of taxes, and distributions of 2007 pre-Reorganization income in the amount of $83.6 million reduced net cash from financing activities in the first quarter of 2008.

Contractual Obligations

There have been no significant changes to our contractual obligations reported in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our consolidated and combined financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 1 to our interim consolidated and combined financial statements included in this quarterly report and Note 1 to our audited consolidated and combined financial statements included in our Annual Report, for a description of our accounting policies. The following is a summary of what we believe to be our most critical accounting policies and estimates:

Fair Value of Investments

The valuation of investments held by our funds is the most critical estimate made by management impacting our results. The Och-Ziff funds are considered investment companies for GAAP purposes under the AICPA Audit and Accounting Guide—Investment Companies (the “AICPA Guide”). Pursuant to the AICPA Guide, investments of these funds are carried at their estimated fair values. For periods in which we consolidated our offshore funds, the valuation of investments had significant impacts on various line items in our financial statements and notes thereto. For periods following the deconsolidation of our offshore funds, the valuation of investments in our funds continues to have impacts on our results, as our management fees and incentive income are determined based on the fair value of the investments in the funds.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which among other things, requires enhanced classification and disclosures about financial instruments carried at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used in valuation models or techniques that measure fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities included in this category include listed equities and listed derivatives. As required by SFAS 157, we do not adjust the quoted price for these assets or liabilities, even in situations where we may hold a large position and a sale could reasonably impact the quoted market price. While our funds may hold Level I assets and liabilities in their portfolios, we do not, as of March 31, 2008, hold any Level I assets or liabilities directly or indirectly through the consolidated real estate funds.

•

Level II – Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives. While our funds may hold Level II assets and liabilities in their portfolios, we do not, as of March 31, 2008, hold any Level II assets or liabilities directly or indirectly through the consolidated real estate funds.

•

Level III – Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation. Assets and liabilities that are included in this category generally include general and limited partnership interests in corporate private equity and real estate. In addition, funds not consolidated by us may hold additional types of Level III assets and liabilities, such as mezzanine funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations. While our funds may hold Level III liabilities in their portfolios, we do not, as of March 31, 2008, hold any Level III liabilities directly or indirectly through the consolidated real estate funds.

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

We, as the investment manager of the Och-Ziff funds, determine the fair value of investments that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. We generally determine the fair value of investments with no readily ascertainable market value to be initially the acquisition cost of such investments when we believe this is the best indicator of fair value. We continuously monitor and carefully consider events and developments related to the underlying portfolio companies of an investment to determine whether a change to the current carrying value is appropriate. Examples of such events and developments include: (i) a material equity financing of the company underlying the investment involving a sophisticated investor; (ii) the development of an interdealer or private market; (iii) defaults on obligations or a bankruptcy filing by the company; and (iv) a definitive agreement whereby the company is being acquired. In such situations we may determine that an investment’s fair value is no longer its cost.

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

Significant judgment and estimation goes into the assumptions that drive our valuation methodologies and procedures for Level III assets and the actual amounts ultimately realized could differ materially from the values estimated based on the use of these methodologies.

We have established an internal control infrastructure over the valuation of financial instruments that requires ongoing independent oversight by our financial control group as well as periodic audits by our internal audit function. These management control functions are independent of the trading and investing functions.

We employ adequate, qualified resources to ensure that the financial control and internal audit groups are able to function at the highest quality level. Our internal control infrastructure utilizes an effective and appropriate level of segregation of duties. Specifically, the financial control group is responsible for establishing and monitoring compliance with valuation policies, as well as reporting compliance with these policies to our Audit Committee. Our internal audit group employs a risk-based program of audit coverage to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, internal audit partners with management to evaluate and provide guidance on the existing risk framework and control environment assessments. Within the trading and investing functions, we have established policies and procedures that require approval of all new transaction types, transaction pricing sources, and fair valuation hierarchy coding within the financial reporting system. The appropriate internal and external resources with technical expertise and product, market and industry knowledge, perform independent verification of prices, profit and loss review, and validation of valuation models used for Level III pricing. The analysis used in measuring the fair value of financial instruments is generally related to the level of observable pricing inputs. For Level III inputs that are less observable, to the extent possible, procedures have been established to discuss the valuation methodology, including pricing techniques, with senior management of the trading and investing functions, compare the inputs to observable inputs for similar positions, review subsequent secondary market activities, and perform comparison of actual versus projected cash flows.

As a result of the deconsolidation of most of our funds in 2007, substantially all of our assets measured at fair value as of March 31, 2008 and December 31, 2007, are related to the deferred income receivable from the offshore funds and the holdings of our real estate funds, which we continue to consolidate. The deferred income receivable from the offshore funds and the investments held by the real estate funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the SFAS 157 hierarchy.

The following table sets forth the fair values of assets classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

Assets Recorded at Fair Value	As of March 31, 2008	Valuation Technique
	(in thousands)
Deferred income receivable, at fair value	$726,187	Deferred income receivable from the offshore funds is valued based on net asset value information provided by the underlying Och-Ziff funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments.
Investments, at fair value (assets of consolidated Och-Ziff funds)	189,978	Investments, which are primarily related to holdings of the real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models.

Total Level III assets, at fair value	916,165
Level III assets for which we do not bear economic exposure	(914,378)

Net Economic Exposure to Level III Assets	$1,787

Level III assets for which we do not bear economic exposure include (i) deferred income receivable, as changes in the fair value of such receivables are offset by changes in a corresponding liability to our founding owners; and (ii) substantially all of the investments of consolidated Och-Ziff funds, as substantially all of the changes in the fair values of such investments are absorbed by fund investors’ interests in the consolidated funds (partners’ and others’ interests in consolidated subsidiaries).

Impact of fair value measurement on our results. A 10% change in the fair value of the investments held by our funds would have the following effects on our results:

	Och Ziff Funds (excluding real estate funds)	Och-Ziff Real Estate Funds
Management fees	Generally, a 10% change in the period subsequent to the change in fair value.	None, as management fees are currently based on committed capital.
Incentive income	Generally, an immediate 10% impact if the change in fair value continues at the end of the measurement period, at which time incentive income is recognized.	None, as incentive income is based on realized profits, subject to clawback.
Net earnings (losses) on investments in and deferred income receivable from Och-Ziff funds and other entities	Generally insignificant, as substantially all of such earnings (losses) are related to amounts owed to our founding partners and employees under deferred compensation arrangements; therefore, an offsetting liability is generally accrued.	None, as such amounts are eliminated in consolidation.
Net gains of consolidated Och-Ziff funds	Insignificant, as substantially all of such funds were deconsolidated in 2007.	Immediate impact, as such funds continue to be consolidated. Impact is insignificant as substantially all of the impact is offset by a corresponding change in partners’ and others’ interest in income of consolidated subsidiaries.

Accordingly, a 10% change in the fair value of the investments held by the Och-Ziff funds as of March 31, 2008, would have had no impact on management fees earned and would have had an insignificant impact on incentive income for the three months ended March 31, 2008. As management fees are charged based on the fair value of assets under management subject to fees at the beginning of period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of March 31, 2008, would impact management fees by approximately $14.5 million for the three months ended June 30, 2008.

Our results are not expected to be significantly impacted by changes in fair value that impact the net gains of consolidated Och-Ziff funds in the foreseeable future, as a result of the deconsolidation of substantially all of our funds in 2007.

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

Under SFAS 109, a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. The determination of whether it is more likely than not that deferred tax assets will be realized is primarily based on estimates of future taxable income, future reversals of taxable temporary differences and judgments as to tax-planning strategies we may take to prevent such benefits from expiring unused. Management regularly reviews its judgments, estimates and assumptions used when determining whether to establish a valuation allowance. As of March 31, 2008, the balance of deferred tax assets was $938.3 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the taxing authorities, as well as actual operating results that vary significantly from anticipated results.

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect to measure certain financial instruments and certain other items at fair value with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an impact on our financial position or results of operations, as we did not elect to carry any additional items at fair value upon adoption.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 is effective for reporting periods beginning after November 15, 2007. As described above, the adoption of SFAS 157 did not have a material impact on our financial position or results of operations upon adoption. See Note 3 to our consolidated and combined financial statements included elsewhere in this quarterly report for the expanded disclosures required upon the adoption of SFAS 157.

Future Adoption of New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires assets acquired, liabilities assumed, contractual contingencies and contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related tax reserves to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) is effective for business combinations completed in periods beginning on or after December 15, 2008. SFAS 141(R) will impact how we record the acquired assets and liabilities of any future business combinations; however, the adoption of SFAS 141(R) is not expected to have a material impact on our financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the equity section of the consolidated financial statements. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation be measured at fair value; and (iv) losses to be allocated to noncontrolling interest regardless of whether cumulative losses have exceeded the noncontrolling interest in the subsidiary’s capital. SFAS 160 is effective for reporting periods beginning on or after December 15, 2008. The adoption of SFAS 160 will result in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries) into equity at the date of adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment manager for the Och-Ziff funds and managed accounts and the sensitivities to movements in the fair value of their investments which may adversely affect our management fee and incentive income.

Fair value of the financial assets and liabilities of the Och-Ziff funds and managed accounts may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. The net effect of these fair value changes impacts the net gains of consolidated Och-Ziff funds in our consolidated and combined statements of operations for the consolidated Och-Ziff fund. However, the majority of these fair value changes are absorbed by the investors of the Och-Ziff funds. To the extent the Och-Ziff funds are not consolidated, our earnings on investments in Och-Ziff funds and other entities will impact our net income (loss) in a similar way.

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

Our risk management processes are overseen by a Risk Committee. The Risk Committee meets regularly to review, among other information, data on risk exposure, including the results of stress-testing our portfolios under numerous scenarios, and the reasons underlying the past and expected results of our funds. The Risk Committee also discusses other general risks, including, but not limited to, geopolitical risks, counterparty risks and operational risks.

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

Impact on Incentive Income

Our incentive income is generally based on a percentage of profits of the various Och-Ziff funds and managed accounts. Our incentive income is determined by our assets under management and our funds’ performance, which are impacted by market factors. However, major factors that will influence the degree of impact include (i) the performance for each individual Och-Ziff fund or managed account in relation to how the investments therein are impacted by changes in the market, and (ii) fund performance during the period of any loss carry forward or high-water mark. Consequently, incentive income cannot be readily predicted or estimated.

Market Risk

A 10% change in the fair value of the investments held by our funds as of March 31, 2008, would result in a change of approximately $3.3 billion in our assets under management, which would proportionately affect our management fee revenues and, to the extent such change was continuing as of the end of the fiscal year, could significantly affect our incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, primarily the British Pound Sterling and the Euro, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of March 31, 2008, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments which accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of March 31, 2008, based on our funds’ debt investments and obligations as of March 31, 2008, we estimate that the net effect of interest income and interest expense would not result in a material impact to our earnings. However, a tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our $750 million term loan entered into in July 2007 bears interest at LIBOR plus 0.75%. For every increase or decrease of 10% in LIBOR as of March 31, 2008, our annual interest expense under the term loan will increase or decrease by approximately $2.0 million.

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

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be involved in litigation and claims incidental to the conduct of our business. While we cannot predict the outcome of these proceedings, we are not currently subject to any pending judicial, administrative or arbitration proceedings that we, individually or in the aggregate, expect to have a material impact on our results of operations or financial condition. Like other businesses in our industry, we are subject to scrutiny by the regulatory agencies that have or may in the future have regulatory authority over us and our business activities, which could result in regulatory agency investigations or litigation related to regulatory compliance matters. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2008	OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

	By:	/s/ Joel Frank
Joel Frank
Chief Financial Officer