Form 10-Q
period 2008-06-30
Och-Ziff Capital Management Group LLC
filed 2008-08-11
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 1-33805

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0354783
(State of Incorporation)	(I.R.S. Employer Identification Number)

9 West 57th Street, New York, New York 10019

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number: (212) 790-0041

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐                    Accelerated filer  ☐

Non-accelerated filer  ☑    (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 31, 2008, there were 74,138,572 Class A Shares and 279,989,571 Class B Shares outstanding.

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

Forward-Looking Statements

Some of the statements under “Part I–Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II–Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” that reflect our current views with respect to, among other things, future events and financial performance, strategies and expectations, including but not limited to statements regarding our ability to generate returns and preserve capital and our ability to expand our investment platforms. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “opportunity,” “pipeline,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve” or the negative version of those words or other comparable words. Any forward-looking statements contained in this quarterly report are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or any other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions, including but not limited to global and domestic market and business conditions, our successful formulation and execution of business and growth strategies and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report. In addition, the most significant of these risks, uncertainties and other factors are described in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 26, 2008, including those risks set forth in “Item 1A–Risk Factors.” We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I — FINANCIAL INFORMATION

As a result of the deconsolidation of the offshore Och-Ziff funds on June 30, 2007, and the Reorganization as discussed in Notes 1 and 2, certain amounts presented for the three and six months ended June 30, 2008, are not comparable to amounts presented for the three and six months ended June 30, 2007.

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Assets
Cash and cash equivalents	$137,040	$614,159
Income and fees receivable	8,658	646,985
Due from affiliates	2,594	1,454
Deferred income receivable, at fair value	700,231	1,044,284
Deferred income tax asset	938,313	935,175
Other assets, net (includes investments in Och-Ziff Funds of $25,079 and $15,996, respectively)	132,091	108,652
Assets of consolidated Och-Ziff funds:
Investments, at fair value	187,733	158,857
Other assets of Och-Ziff funds	22,435	754

Total Assets	$2,129,095	$3,510,320

Liabilities and Shareholders’ Equity (Deficit)
Liabilities
Due to affiliates	$1,470,774	$2,419,059
Debt obligations	766,764	766,983
Profit sharing payable	19,819	73,144
Other liabilities	79,553	130,865
Liabilities of consolidated Och-Ziff funds:
Redemptions payable	—	8

Total Liabilities	2,336,910	3,390,059

Commitments and Contingencies (Note 12)
Partners’ and Others’ Interests in Consolidated Subsidiaries	215,285	293,016
Shareholders’ Equity (Deficit)
Class A Shares, no par value, 1,000,000,000 shares authorized, 74,138,572 shares issued and outstanding as of June 30, 2008, and December 31, 2007	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 279,989,571 shares issued and outstanding as of June 30, 2008, and December 31, 2007	—	—
Paid-in capital	952,460	775,744
Retained deficit	(1,375,560)	(948,499)

Total Shareholders’ Equity (Deficit)	(423,100)	(172,755)

Total Liabilities and Shareholders’ Equity (Deficit)	$2,129,095	$3,510,320

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)
Revenues
Management fees	$146,519	$26,564	$292,794	$50,014
Incentive income	1,078	1,320	1,110	1,387
Other revenues	735	908	2,254	1,830
Income of consolidated Och-Ziff funds	4,885	271,660	4,886	531,587

Total Revenues	153,217	300,452	301,044	584,818

Expenses
Compensation and benefits	52,056	16,746	105,011	37,987
Allocations to non-equity partner interests	4,024	78,763	2,174	145,323
Reorganization expenses	425,584	—	851,168	—
Profit sharing	(597)	10,830	(1,431)	24,374
Interest expense	6,856	296	17,673	625
General, administrative and other	33,264	23,618	59,039	35,412
Expenses of consolidated Och-Ziff funds	997	190,919	1,357	340,979

Total Expenses	522,184	321,172	1,034,991	584,700

Other Income (Loss)
Net earnings (losses) on deferred income receivable from Och-Ziff funds	794	—	(199)	—
Net earnings (losses) on investments in Och-Ziff funds and other entities	200	21,763	(3,971)	41,646
Net gains (losses) of consolidated Och-Ziff funds	410	1,327,985	(503)	2,338,269

Total Other Income (Loss)	1,404	1,349,748	(4,673)	2,379,915

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(367,563)	1,329,028	(738,620)	2,380,033
Income taxes	4,735	3,643	7,961	7,283

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(372,298)	1,325,385	(746,581)	2,372,750
Partners’ and others’ interests in income of consolidated subsidiaries	311,497	(1,211,133)	417,662	(2,173,310)

Net Income (Loss)	$(60,801)	$114,252	$(328,919)	$199,440

Net Loss Per Class A Share
Basic	$(0.82)		$(4.44)

Diluted	$(1.05)		$(4.44)

Average Class A Shares Outstanding
Basic	74,138,572		74,138,572

Diluted	385,238,096		74,138,572

Dividends Paid per Class A Share	$0.08		$1.28

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	(dollars in thousands, except share amounts)
As of December 31, 2007	74,138,572	279,989,571	$775,744	$(948,499)	$(172,755)
Net loss	—	—	—	(328,919)	(328,919)
Cash dividends declared on Class A Shares	—	—	—	(94,897)	(94,897)
Dividend equivalents on restricted share units	—	—	3,245	(3,245)	—
Share-based compensation	—	—	9,665	—	9,665
Impact of amortization of Reorganization charges on paid-in capital	—	—	163,806	—	163,806

As of June 30, 2008	74,138,572	279,989,571	$952,460	$(1,375,560)	$(423,100)

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Cash Flows from Operating Activities
Net (loss) income	$(328,919)	$199,440
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Reorganization expenses	851,168	—
Amortization of share-based compensation	50,224	—
Amortization of deferred compensation	5,952	14,498
Depreciation and amortization	3,031	1,149
Deferred income taxes	(8,946)	3,070
Partners’ and others’ interests in income of consolidated subsidiaries	(417,662)	2,173,310
Operating cash flows due to changes in:
Income and fees receivable	638,327	14,880
Due from affiliates	(1,140)	(37,623)
Deferred income receivable, at fair value	344,053	—
Other assets, net	(8,829)	77,993
Assets of consolidated Och-Ziff funds	(50,557)	(5,233,224)
Due to affiliates	(284,986)	(7,594)
Profit sharing payable	(53,325)	(56,729)
Other liabilities	(51,986)	(13,221)
Liabilities of consolidated Och-Ziff funds	—	542,523

Net Cash Provided by (Used in) Operating Activities	686,405	(2,321,528)

Cash Flows from Investing Activities
Loan to joint venture partners	(7,925)	—
Investments in joint ventures	(6,574)	—
Purchases of fixed assets	(3,434)	(2,917)

Net Cash Used in Investing Activities	(17,933)	(2,917)

Cash Flows from Financing Activities
Repayments of debt obligations	(219)	(439)
Och-Ziff Operating Group capital distributions declared prior to Reorganization	(660,793)	(123,278)
Dividends on Class A Shares	(94,897)	—
Partners’ and others’ interests in consolidated subsidiaries contributions	56,605	3,508,326
Partners’ and others’ interests in consolidated subsidiaries distributions	(446,287)	(1,042,949)

Net Cash Provided by (Used in) Financing Activities	(1,145,591)	2,341,660

Net Increase (Decrease) in Cash and Cash Equivalents	(477,119)	17,215
Cash and Cash Equivalents, Beginning of Period	614,159	23,590

Cash and Cash Equivalents, End of Period	$137,040	$40,805

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$22,037	$67,611

Income taxes	$77,930	$4,264

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

1. BUSINESS OVERVIEW, OFFERINGS AND REORGANIZATION

Business Overview

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Tokyo, Bangalore and Beijing. The Company provides investment management services to its various multi-strategy hedge funds (the “Och-Ziff funds”) and separately managed accounts on behalf of a diverse group of institutional investors worldwide, including endowments, foundations, pension funds and other financial institutions. The Och-Ziff funds seek to deliver consistent, positive, risk-adjusted returns throughout market cycles, with a focus on risk management and capital preservation.

The Company’s principal sources of revenues are management fees, which are calculated based on the amount of its assets under management, and incentive income, which is calculated based on the annual performance of the Och-Ziff funds. Accordingly, for any given period, the Company’s revenues will be heavily influenced by the combination of assets under management and the annual investment performance of the Och-Ziff funds.

The Company conducts substantially all of its operations through its one segment, the Och-Ziff Funds segment, which provides management and advisory services to the Company’s hedge funds and separately managed accounts, excluding substantially all of the Company’s real estate funds. The Och-Ziff funds employ a global multi-strategy investment approach, with a focus on low volatility and the minimal use of leverage. The funds’ main investment strategies include merger arbitrage, convertible and derivative arbitrage, equity restructuring, credit and distressed investments, and private investments.

The Company’s other operations are currently comprised of its real estate business, which is separately managed and provides advisory services to substantially all of the Och-Ziff real estate funds. Also included in other operations are investments in new businesses which have been established to expand certain of the Company’s private investment platforms. The businesses and investments included in the Company’s other operations are currently not significant to the Company’s overall financial results, and do not meet the thresholds of a reportable business segment under U.S. generally accepted accounting principles (“GAAP”).

Offerings and Reorganization

In November 2007, the Company completed its initial public offering of 36 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC (collectively, the “Offerings”). The Company used the net proceeds from the Offerings to acquire a 19.2% interest in OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Och-Ziff Operating Group”) in the form of Och-Ziff Operating Group B Units. The Company conducts substantially all of its operations through the Och-Ziff Operating Group.

The net proceeds from the Offerings were used by the Och-Ziff Operating Group to acquire Och-Ziff Operating Group A Units from the Company’s founder, Daniel Och, the 17 other limited partners of the Och-Ziff Operating Group entities (collectively, the “partners”) and Ziff Brothers Investments (the “Ziffs”) representing the 19.2% interest in the Och-Ziff Operating Group, which units were subsequently canceled. The partners and the Ziffs continue to hold the remaining 80.8% interest in the Och-Ziff Operating Group through their ownership of Och-Ziff Operating Group A Units. The Och-Ziff Operating Group B Units together with Och-Ziff Operating Group A Units represent all of the equity interests in the Och-Ziff Operating Group.

Prior to the Offerings, the Company completed a reorganization of entities under the common control of Daniel Och (the “Reorganization”), whereby ownership interests in the Och-Ziff Operating Group and the real estate management business were transferred to the Company. As part of the Reorganization, interests in the Och-Ziff Operating Group held by the partners and the Ziffs were reclassified as Och- Ziff Operating Group A Units. These units are exchangeable for the Company’s Class A Shares on a one-for-one basis, subject to vesting and other requirements, transfer and other restrictions and certain adjustments.

Prior to the Reorganization, income allocations to the partners other than Mr. Och and to the Ziffs were recorded as expenses within allocations to non-equity partner interests and profit sharing, respectively, in the consolidated and combined statements of operations. For periods following the Reorganization, allocations to Och-Ziff Operating Group A Units are recorded within partners’ and others’ interests in income of consolidated subsidiaries in the consolidated and combined statements of operations, as these equity interests are held directly in the Och-Ziff Operating Group.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

2. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

These unaudited interim consolidated and combined financial statements are prepared in accordance with GAAP and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited interim consolidated and combined financial statements have been included and are of a normal and recurring nature. The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, primarily as a result of incentive income and discretionary incentive compensation being recorded in the fourth quarter each year.

Certain prior-period amounts have been reclassified to conform to the current period presentation. Amounts previously reported within securities owned, at fair value and other investments, at fair value are now reported within investments, at fair value in the consolidated balance sheets.

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

Prior to the Reorganization, the Company’s combined financial statements included the accounts of Och-Ziff Capital Management Group LLC and various operating entities under common control, which consisted primarily of the Och-Ziff Operating Group entities, various operating entities related to the Company’s real estate management business and certain Och-Ziff funds. Substantially all of the entities included in the combined financial statements at the time of the Reorganization are included in the consolidated financial statements subsequent to the Reorganization.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

Future Adoption of Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires assets acquired, liabilities assumed, contractual contingencies and contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related estimates to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) is effective for business combinations completed in periods beginning on or after December 15, 2008. SFAS 141(R) will impact how the Company records the acquired assets and liabilities of any future business combinations; however, the adoption of SFAS 141(R) is not expected to have a material impact on the Company’s financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the shareholders’ equity section of the consolidated balance sheets. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation to be measured at fair value; and (iv) losses to be allocated to the noncontrolling interest regardless of whether cumulative losses have exceeded the noncontrolling interest in the subsidiary’s capital. SFAS 160 is effective for reporting periods beginning on or after December 15, 2008. The adoption of SFAS 160 will result in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries) into shareholders’ equity at the date of adoption.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

As of June 30, 2008, the Company did not have any liabilities carried at fair value. The following table summarizes the Company’s assets carried at fair value within the SFAS 157 fair value hierarchy levels as of June 30, 2008:

	Level I	Level II	Level III	Total
	(dollars in thousands)
Deferred income receivable, at fair value	$—	$—	$700,231	$700,231
Investments, at fair value	$—	$—	$187,733	$187,733

Deferred income receivable, at fair value is valued based on net asset value information provided by the Och-Ziff funds. The investments within these funds are carried at fair value and are categorized as Level I, II, and III financial instruments. Investments, at fair value, which are primarily related to holdings of the Och-Ziff real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models.

The following table summarizes the changes in the Company’s Level III assets for the three months ended June 30, 2008:

	Deferred Income Receivable, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of March 31, 2008	$726,187	$189,978	$916,165
Net earnings on deferred income receivable from Och-Ziff funds	794	—	794
Net gains of consolidated Och-Ziff funds	—	410	410
Collection of deferred income receivable	(26,750)	—	(26,750)
Investment sales, net	—	(2,655)	(2,655)

As of June 30, 2008	$700,231	$187,733	$887,964

Amounts related to assets that continue to be held as of June 30, 2008:
Net earnings on deferred income receivable from Och-Ziff funds	$794	$—	$794
Net losses of consolidated Och-Ziff funds	—	(850)	(850)

Total	$794	$(850)	$(56)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

The following table summarizes the changes in the Company’s Level III assets for the six months ended June 30, 2008:

	Deferred Income Receivable, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2007	$1,044,284	$158,857	$1,203,141
Net losses on deferred income receivable from Och-Ziff funds	(199)	—	(199)
Net losses of consolidated Och-Ziff funds	—	(503)	(503)
Collection of deferred income receivable	(343,854)	—	(343,854)
Investment purchases, net	—	29,379	29,379

As of June 30, 2008	$700,231	$187,733	$887,964

Amounts related to assets that continue to be held as of June 30, 2008:
Net losses on deferred income receivable from Och-Ziff funds	$(199)	$—	$(199)
Net losses of consolidated Och-Ziff funds	—	(1,763)	(1,763)

Total	$(199)	$(1,763)	$(1,962)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

4. CONSOLIDATED OCH-ZIFF FUNDS

As a result of the deconsolidation of the offshore Och-Ziff funds on June 30, 2007, the amounts presented for income, expenses and net gains (losses) of consolidated Och-Ziff funds for the three and six months ended June 30, 2008, have decreased significantly compared to the three and six months ended June 30, 2007.

The following table presents the components of income, expenses and net gains (losses) of consolidated Och-Ziff funds as reported in the consolidated and combined statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Income of Consolidated Och-Ziff Funds
Interest income	$35	$210,408	$35	$415,929
Dividend income	—	48,554	—	78,436
Other revenues of Och-Ziff funds	4,850	12,698	4,851	37,222

Total Income of Consolidated Och-Ziff Funds	$4,885	$271,660	$4,886	$531,587

Expenses of Consolidated Och-Ziff Funds
Interest expense	$—	$72,466	$—	$152,066
Dividend expense	—	73,176	—	102,290
Stock loan fees	—	25,507	—	59,334
Other expenses of Och-Ziff funds	997	19,770	1,357	27,289

Total Expenses of Consolidated Och-Ziff Funds	$997	$190,919	$1,357	$340,979

Net Gains (Losses) of Consolidated Och-Ziff Funds
Net realized gains on investments	$1,679	$1,108,067	$1,679	$1,755,347
Net unrealized gains (losses) on investments	(1,269)	285,912	(2,182)	556,444
Net realized and unrealized foreign currency losses	—	(15,282)	—	(24,402)
Net realized and unrealized gains (losses) on derivative contracts	—	(50,712)	—	50,880

Total Net Gains (Losses) of Consolidated Och-Ziff Funds	$410	$1,327,985	$(503)	$2,338,269

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

5. OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated and combined balance sheets:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Computer hardware and software	16,513	14,349
Leasehold improvements	14,891	14,608
Furniture, fixtures and equipment	2,768	2,428
Accumulated depreciation and amortization	(16,409)	(14,409)

Fixed assets, net	40,363	39,576
Investments in Och-Ziff funds	25,079	15,996
Goodwill	22,691	22,691
Current income taxes receivable	8,477	5,835
Loan receivable	7,925	—
Intangible assets, net	6,232	6,605
Prepaid expenses	4,439	5,508
Other	16,885	12,441

Total Other Assets, Net	$132,091	$108,652

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated and combined balance sheets:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Deferred income tax liability	$24,010	$30,110
Unearned revenues	12,200	13,753
Compensation payable	17,152	8,215
Current income taxes payable	8,933	63,724
Interest payable	6,518	11,258
Other	10,740	3,805

Total Other Liabilities	$79,553	$130,865

6. DEBT OBLIGATIONS

Note Payable on Corporate Aircraft

On May 30, 2008, the Company refinanced the remaining principal balance on the original note payable on its corporate aircraft. The following are the principal terms of the new note payable:

Principal amount borrowed	$16,763,719
Annual interest rate	LIBOR + 1.60%
Term (Maturity Date)	3 years (May 31, 2011)
Pledged collateral	First priority lien on corporate aircraft.
Principal repayment	Principal due at maturity.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

The note payable includes covenants and events of acceleration and default, including payment defaults, failure to comply with term loan covenants, bankruptcy, insolvency and change in control.

7. PARTNERS’ AND OTHERS’ INTERESTS IN INCOME OF CONSOLIDATED SUBSIDIARIES

Partners’ and others’ interests in consolidated subsidiaries represents the ownership interests in consolidated subsidiaries held by the Company’s partners and entities or persons other than the Company. When cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interest in the subsidiary’s capital, the excess is charged against the Company’s equity (deficit), except in cases where an interest holder has a binding obligation to make good on such losses, in which case such balance is recorded within other assets. Subsequent profits earned by a subsidiary for which excess losses were charged against the Company’s equity (deficit) are allocated to the Company’s equity (deficit) to the extent losses have been previously absorbed.

The following table presents the changes in partners’ and others’ interests in consolidated subsidiaries:

	Och-Ziff Operating Group A Units (Partners and Ziffs)	Consolidated Funds (Fund Investors)	Other	Total
	(dollars in thousands)
As of December 31, 2007	$134,750	$158,266	$—	$293,016
Partners’ and others’ interest in income of consolidated subsidiaries	(597,592)	2,862	(2,119)	(596,849)
Partners’ and others’ deficit charged against the Company’s retained deficit	178,708	—	479	179,187
Amortization of Group A Units	687,362	—	—	687,362
Amortization of RSUs	40,558	—	—	40,558
Net capital contributions (distributions)	(436,451)	46,822	1,640	(387,989)
Impact of dividend equivalents on RSUs on retained earnings (deficit) component	(13,615)	—	—	(13,615)
Impact of dividend equivalents on RSUs on paid-in capital component	13,615	—	—	13,615

As of June 30, 2008	$7,335	$207,950	$—	$215,285

Excess cumulative losses applicable to partners’ and others’ deficit charged against the Company’s retained deficit	$441,190	$—	$3,770	$444,960

Earnings of the Och-Ziff Operating Group are allocated on a pro rata basis between the Och-Ziff Operating Group A Units, which interests are reflected within partners’ and others’ interests in the income of consolidated subsidiaries, and Och-Ziff Operating Group B Units, which interests are reflected within the Company’s retained deficit. As a result, any dividend equivalents declared on Class A restricted share units (“RSUs”) are recorded as reductions in the Company’s retained deficit and the retained earnings (deficit) component of partners’ and others’ interests in consolidated subsidiaries on the same pro rata basis as earnings of the Och-Ziff Operating Group are allocated. Dividend equivalents declared on outstanding RSUs to date were paid as an additional 806,193 RSUs. These dividend equivalents will vest if and when the related underlying RSUs vest; therefore, the reductions in retained earnings (deficit) discussed above have been offset by an increase to the Company’s paid-in capital and the paid-in capital component of partners’ and others’ interests in consolidated subsidiaries.

As dividend equivalents on outstanding RSUs are contingent upon the vesting of the underlying RSUs, a forfeiture provision has been included in the accrual of such dividend equivalents.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

8. GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated and combined statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Professional services	$9,114	$12,429	$21,284	$15,743
Occupancy and equipment	4,314	4,176	8,106	7,829
Business development	3,446	2,431	6,364	4,280
Information processing and communications	3,835	2,969	7,604	4,809
Other expenses	3,728	1,613	6,854	2,751

	24,437	23,618	50,212	35,412
Changes in tax receivable agreement liability	8,827	—	8,827	—

Total General, Administrative and Other	$33,264	$23,618	$59,039	$35,412

9. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to Class A shareholders by the weighted-average number of Class A Shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities. The following table presents the computation of basic and diluted EPS:

	Net Earnings Applicable to Class A Shareholders	Weighted Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except unit and per share amounts)
Three Months Ended June 30, 2008
Basic EPS	$(60,801)	74,138,572	$(0.82)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	(341,896)	311,099,524		—
Class A Restricted Share Units	—	—		15,041,817

Diluted EPS	$(402,697)	385,238,096	$(1.05)

Six Months Ended June 30, 2008
Basic EPS	$(328,919)	74,138,572	$(4.44)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		311,099,524
Class A Restricted Share Units	—	—		15,041,817

Diluted EPS	$(328,919)	74,138,572	$(4.44)

EPS for the three and six months ended June 30, 2007, is not presented, as the Company was not publicly owned and had a sole equity holder entitled to all earnings. The Company’s Class B Shares represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no EPS related to the Company’s Class B Shares.

10. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Income Taxes

The computation of the effective tax rate and provision at each interim period requires use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

existing as of June 30, 2008. The estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax laws and regulations change. Additionally, the timing and receipt of incentive income generated by the Och-Ziff funds is uncertain and will contribute to the unpredictability of the Company’s results. Given this uncertainty, the Company does not record incentive income in its interim financial statements, other than incentive income recorded during a given interim period as a result of investor redemptions during the period. Accordingly, the effective tax rate for interim periods is not indicative of the tax rate expected for a full year.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, however, a portion of the income earned by the Company is subject to corporate-level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes for the three and six months ended June 30, 2008, includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of -8.4% and -2.5%, respectively. These effective tax rates were driven primarily by the following: (i) a portion of the income earned by the Company is subject to U.S. federal, state and local corporate income taxes; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the partners’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

There have been no material changes to the liability for uncertain tax positions for the three and six months ended June 30, 2008.

Tax Receivable Agreement

The purchase of Och-Ziff Operating Group A Units from the partners and the Ziffs with the proceeds from the Offerings, as well as future taxable exchanges by the partners and the Ziffs of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), is expected to result in an increase in the tax basis of the tangible and intangible assets of the Och-Ziff Operating Group that would not otherwise have been available. As a result, the Company expects that in future periods, the amount of tax that it otherwise would have been required to pay will be reduced. Pursuant to the tax receivable agreement entered into among the Company, the partners and the Ziffs, the Company has agreed to pay to the partners and the Ziffs 85% of the amount of tax savings actually realized by the Company.

The Company recorded its initial estimate for future payments under the tax receivable agreement by recording a decrease to paid-in capital and an increase in amounts due to affiliates in the consolidated and combined financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement are recognized through current period earnings within general, administrative and other expenses in the consolidated and combined statements of operations. For the three and six months ended June 30, 2008, the Company recorded an increase of $8.8 million to the liability for future payments under the tax receivable agreement as a result of a change in the underlying assumptions used to determine the expected future tax savings.

11. RELATED PARTY TRANSACTIONS

Due to Affiliates

The following table presents the components of due to affiliates as reported in the consolidated and combined balance sheets:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Allocations to non-equity partner interests payable	$228,121	$521,935
Och-Ziff Operating Group distributions declared prior to Reorganization	436,771	1,100,069
Amounts payable under tax receivable agreement	805,882	797,055

Total Due To Affiliates	$1,470,774	$2,419,059

Management Fees and Incentive Income Earned from Och-Ziff Funds

The Company earns substantially all of its management fees and incentive income directly from the Och-Ziff funds, which are considered related parties, as the Company manages the operations of and makes investment decisions for these funds. Management fees related to the real estate funds included within the Company’s other operations are earned directly from the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

investors in those funds and therefore, are not considered related parties. Incentive income is recorded at the end of the fourth quarter of each year, when all contingencies have been resolved. The only incentive income recognized during interim periods relates to fund investor redemptions during the period. The following table presents management fees and incentive income earned from the Och-Ziff funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Management fees	$142,249	$21,992	$283,999	$41,318
Incentive income	1,078	1,320	1,110	1,387

Management Fees Earned from Affiliates and Waived Fees

For the three and six months ended June 30, 2008, the Company earned management fees from partners and other affiliates of $5.6 million and $11.3 million, respectively. The Company did not earn any management fees from partners and other affiliates during the three and six months ended June 30, 2007, as prior to the Offerings, the Company did not charge management fees or earn incentive income on investments made by partners, employees and other affiliates in the Och-Ziff funds. Following the Offerings, the Company waives management fees and incentive income for investments made by employees, other affiliates, amounts invested by the partners prior to the Offerings and the reinvestment of deferred incentive income by the partners. As a result, management fees of $4.9 million and $6.8 million were waived during the three months ended June 30, 2008 and 2007, respectively, and $10.8 million and $14.5 million during the six months ended June 30, 2008 and 2007, respectively.

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $144 thousand and $160 thousand for Mr. Och’s use based on market rates for the use of a private aircraft for the three months ended June 30, 2008 and 2007, respectively and $270 thousand and $324 thousand for the six months ended June 30, 2008 and 2007, respectively.

12. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Tokyo, Bangalore and Beijing. During the first half of 2008, the Company entered into new operating leases for office space in New York, London and Beijing. Future minimum rental commitments under the Company’s lease contracts are:

Minimum Annual Rental Commitments
(dollars in thousands)
Second half of 2008	$4,428
2009	16,621
2010	18,897
2011	18,060
2012	18,060
Thereafter	135,899

Total Minimum Rental Commitments	$211,965

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

Other Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

13. SEGMENT INFORMATION

The Och-Ziff Funds segment represents the Company’s core business, as substantially all of the Company’s operations are conducted through the segment. The Och-Ziff Funds segment provides management and advisory services to the Company’s hedge funds and separately managed accounts, excluding substantially all of the Company’s real estate funds. This segment is the Company’s single reportable segment.

The Company’s other operations are currently comprised of its real estate business, which manages and provides advisory services to substantially all of its real estate funds. Also included in other operations are investments in new businesses established to expand certain of the Company’s private investment platforms. The businesses and investments included in the Company’s other operations are currently not significant to its overall financial results, and are not included in the results of the Och-Ziff Funds segment or the performance measure for that segment. Management does not regularly review assets by segment in assessing segment performance and allocation of company resources; therefore, the Company does not present total assets by operating segment.

Och-Ziff Funds Segment

The performance measure for the Och-Ziff Funds segment is Economic Income, which management uses to evaluate the financial performance of and make operating decisions for the segment. Management believes that investors should review the same performance measure that it uses to analyze the Company’s segment and core business performance.

Economic Income is a pre-tax measure that (i) presents the segment’s results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds, (ii) recognizes the full amount of cash compensation as an expense on the date it is awarded irrespective of any requisite service period or deferral, and (iii) excludes the following: Reorganization expenses, equity-based compensation expense, allocations to non-equity partner interests, profit sharing, net earnings (losses) on investments in and deferred income receivable from the Och-Ziff funds and other entities, depreciation, changes in tax receivable agreement liability, income taxes and partners’ and others’ interests in income of consolidated subsidiaries. See the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Economic Income.

Prior to the third quarter of 2007, interest income and interest expense were excluded from Economic Income, as these amounts were not significant. As a result of the increase in interest expense related to the Company’s $750 million term loan entered into in July 2007, interest expense is now included in Economic Income. Separately, interest income is now also included in Economic Income. Amounts in the prior periods have been restated to present Economic Income on a comparable basis.

Prior to the second quarter of 2008, the full grant-date fair value of equity-based compensation awarded to employees, excluding awards made at the time of the Offerings, was previously recorded as an expense on the date of the award within compensation and benefits when calculating Economic Income. Management changed the methodology it uses to evaluate the Och-Ziff Funds segment and no longer considers these expenses when evaluating the performance measure of the segment; therefore, the Company no longer records expenses related to equity-based compensation within Economic Income. As a result of this change in methodology, compensation expense of $1.8 million related to the fair value of RSUs awarded and recorded in the first quarter of 2008 has been excluded from compensation expense for the six months ended June 30, 2008, to present Economic Income on a comparable basis.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

The following table presents Economic Income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Economic Income Revenues
Management fees	$145,323	$113,823	$290,287	$211,788
Incentive income	1,078	4,859	1,110	5,940
Other revenues	727	796	2,230	1,700

Total Economic Income Revenues	147,128	119,478	293,627	219,428

Economic Income Expenses
Compensation and benefits	24,481	15,838	48,176	29,961
Non-compensation expenses	29,397	22,728	64,504	33,739

Total Economic Income Expenses	53,878	38,566	112,680	63,700

Economic Income	$93,250	$80,912	$180,947	$155,728

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

The tables below present the Och-Ziff Funds Economic Income, other operations and the related adjustments necessary to reconcile the Och-Ziff Funds Economic Income to the Company’s consolidated and combined net income (loss). For a description of these adjustments, see the notes following the tables.

			Reconciling Adjustments
Three Months Ended June 30, 2008	Och-Ziff Funds Economic Income	Other Operations	Funds Consolidation	Other Adjustments		Total Company
	(dollars in thousands)
Revenues
Management fees	$145,323	$1,311	$(115)	$—		$146,519
Incentive income	1,078	—	—	—		1,078
Other revenues	727	8	—	—		735
Income of consolidated Och-Ziff funds	—	4,852	33	—		4,885

Total Revenues	147,128	6,171	(82)	—		153,217

Expenses
Compensation and benefits	24,481	752	—	26,823	(a)(b)	52,056
Allocations to non-equity partner interests	—	—	—	4,024	(c)	4,024
Reorganization expenses	—	—	—	425,584	(d)	425,584
Profit sharing	—	—	—	(597	)(e)	(597)
Interest expense	6,856	—	—	—		6,856
General, administrative and other	22,541	388	—	10,335	(f)	33,264
Expenses of consolidated Och-Ziff funds	—	634	363	—		997

Total Expenses	53,878	1,774	363	466,169		522,184

Other Income (Loss)
Net earnings (losses) on investments in and deferred income receivable from Och-Ziff funds and other entities	—	(531)	—	1,525	(g)	994
Net gains (losses) of consolidated Och-Ziff funds	—	1,808	(1,398)	—		410

Total Other Income (Loss)	—	1,277	(1,398)	1,525		1,404

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	93,250	5,674	(1,843)	(464,644)		(367,563)
Income taxes	—	74	—	4,661	(f)	4,735

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	93,250	5,600	(1,843)	(469,305)		(372,298)
Partners’ and others’ interests in income of consolidated subsidiaries	—	(6,583)	1,843	316,237	(f)	311,497

Net Income (Loss)	$93,250	$(983)	$—	$(153,068)		$(60,801)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

			Reconciling Adjustments
Three Months Ended June 30, 2007	Och-Ziff Funds Economic Income	Other Operations	Funds Consolidation	Other Adjustments		Total Company
	(dollars in thousands)
Revenues
Management fees	$113,823	$1,311	$(88,570)	$—		$26,564
Incentive income	4,859	—	(3,539)	—		1,320
Other revenues	796	112	—	—		908
Income of consolidated Och-Ziff funds	—	3,318	268,342	—		271,660

Total Revenues	119,478	4,741	176,233	—		300,452

Expenses
Compensation and benefits	15,838	304	—	604	(a) (b)	16,746
Allocations to non-equity partner interests	—	391	—	78,372	(c)	78,763
Profit sharing	—	127	—	10,703	(e)	10,830
Interest expense	296	—	—	—		296
General, administrative and other	22,432	169	—	1,017	(f)	23,618
Expenses of consolidated Och-Ziff funds	—	407	190,512	—		190,919

Total Expenses	38,566	1,398	190,512	90,696		321,172

Other Income:
Net earnings (losses) on investments in and deferred income receivable from Och-Ziff funds and other entities	—	—	(105,510)	127,273	(g)	21,763
Net gains of consolidated Och-Ziff funds	—	600	1,327,385	—		1,327,985

Total Other Income	—	600	1,221,875	127,273		1,349,748

Income Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	80,912	3,943	1,207,596	36,577		1,329,028
Income taxes	—	—	—	3,643	(f)	3,643

Income Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	80,912	3,943	1,207,596	32,934		1,325,385
Partners’ and others’ interests in income of consolidated subsidiaries	—	(3,537)	(1,207,596)	—		(1,211,133)

Net Income	$80,912	$406	$—	$32,934		$114,252

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

			Reconciling Adjustments
Six Months Ended June 30, 2008	Och-Ziff Funds Economic Income	Other Operations	Funds Consolidation	Other Adjustments		Total Company
	(dollars in thousands)
Revenues
Management fees	$290,287	$2,622	$(115)	$—		$292,794
Incentive income	1,110	—	—	—		1,110
Other revenues	2,230	24	—	—		2,254
Income of consolidated Och-Ziff funds	—	4,852	34	—		4,886

Total Revenues	293,627	7,498	(81)	—		301,044

Expenses
Compensation and benefits	48,176	1,091	—	55,744	(a)(b)	105,011
Allocations to non-equity partner interests	—	—	—	2,174	(c)	2,174
Reorganization expenses	—	—	—	851,168	(d)	851,168
Profit sharing	—	—	—	(1,431	)(e)	(1,431)
Interest expense	17,673	—	—	—		17,673
General, administrative and other	46,831	722	—	11,486	(f)	59,039
Expenses of consolidated Och-Ziff funds	—	994	363	—		1,357

Total Expenses	112,680	2,807	363	919,141		1,034,991

Other Income (Loss)
Net earnings (losses) on investments in and deferred income receivable from Och-Ziff funds and other entities	—	(4,600)	—	430	(g)	(4,170)
Net gains (losses) of consolidated Och-Ziff funds	—	902	(1,405)	—		(503)

Total Other Income (Loss)	—	(3,698)	(1,405)	430		(4,673)

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	180,947	993	(1,849)	(918,711)		(738,620)
Income taxes	—	207	—	7,754	(f)	7,961

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	180,947	786	(1,849)	(926,465)		(746,581)
Partners’ and others’ interests in income of consolidated subsidiaries	—	(5,579)	1,849	421,392	(f)	417,662

Net Income (Loss)	$180,947	$(4,793)	$—	$(505,073)		$(328,919)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

			Reconciling Adjustments
Six Months Ended June 30, 2007	Och-Ziff Funds Economic Income	Other Operations	Funds Consolidation	Other Adjustments		Total Company
	(dollars in thousands)
Revenues
Management fees	$211,788	$2,622	$(164,396)	$—		$50,014
Incentive income	5,940	—	(4,553)	—		1,387
Other revenues	1,700	130	—	—		1,830
Income of consolidated Och-Ziff funds	—	3,318	528,269	—		531,587

Total Revenues	219,428	6,070	359,320	—		584,818

Expenses
Compensation and benefits	29,961	1,625	—	6,401	(a) (b)	37,987
Allocations to non-equity partner interests	—	361	—	144,962	(c)	145,323
Profit sharing	—	117	—	24,257	(e)	24,374
Interest expense	625	—	—	—		625
General, administrative and other	33,114	310	—	1,988	(f)	35,412
Expenses of consolidated Och-Ziff funds	—	631	340,348	—		340,979

Total Expenses	63,700	3,044	340,348	177,608		584,700

Other Income:
Net earnings (losses) on investments in and deferred income receivable from Och-Ziff funds and other entities	—	—	(186,556)	228,202	(g)	41,646
Net gains of consolidated Och-Ziff funds	—	600	2,337,669	—		2,338,269

Total Other Income	—	600	2,151,113	228,202		2,379,915

Income Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	155,728	3,626	2,170,085	50,594		2,380,033
Income taxes	—	35	—	7,248	(f)	7,283

Income Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	155,728	3,591	2,170,085	43,346		2,372,750
Partners’ and others’ interests in income of consolidated subsidiaries	—	(3,225)	(2,170,085)	—		(2,173,310)

Net Income	$155,728	$366	$—	$43,346		$199,440

The following is a summary of the adjustments made to GAAP net income (loss) for the Och-Ziff Funds segment to arrive at Economic Income for the segment:

Funds Consolidation. Economic Income reflects management fees and incentive income earned from each of the Och-Ziff funds and managed accounts, excluding substantially all of the real estate funds and other businesses, which are included within the Company’s other operations. The impacts of consolidation and the related eliminations of the Och-Ziff funds are not included in Economic Income. Management fees and incentive income earned by the Och-Ziff Funds segment not eliminated in consolidation prior to June 30, 2007, are related to the domestic Och-Ziff funds and separately managed accounts. The Company deconsolidated all of the offshore Och-Ziff funds on June 30, 2007.

Other Adjustments. Economic Income is calculated by:

(a)	recognizing deferred cash compensation expense in the period in which it is awarded, as management determines the total amount of compensation based on the Company’s performance in the year of the award. Under GAAP, deferred cash compensation expense is recognized over the vesting period.

(b)	excluding equity-based compensation expense, as management does not consider these expenses when evaluating Economic Income for the Och-Ziff Funds segment.

(c)

excluding allocations to non-equity partner interests. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Company’s non-equity partners for periods prior to the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2008

Reorganization. For these periods, allocations to the partners, other than Mr. Och, were treated as expenses for GAAP purposes. Following the Reorganization, only allocations related to earnings on previously deferred incentive income allocations to non-equity partner interests are incurred and these allocations are excluded from Economic Income.

(d)	excluding Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the partners and the Ziffs prior to the Reorganization into Och-Ziff Operating Group A Units.

(e)	excluding the profit sharing expense related to the Ziffs’ interest in the Company. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Ziffs for periods prior to the Reorganization. Following the Reorganization, only profit sharing expense related to the allocation of earnings on previously deferred incentive income allocations to the Ziffs are incurred and these allocations are excluded from Economic Income.

(f)	excluding depreciation, changes in the tax receivable agreement liability, income taxes and partners’ and others’ interests in income of consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment.

(g)	excluding the net earnings (losses) on the deferred income receivable from Och-Ziff funds and net earnings (losses) on investments in Och-Ziff funds and other entities, as these amounts relate to earnings (losses) on amounts due to affiliates for deferred or reinvested incentive income previously allocated to the partners and the Ziffs, and earnings (losses) on amounts due to employees under deferred cash compensation arrangements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission on March 26, 2008, which we refer to as our “Annual Report.” Actual results may differ materially from those contained in any forward-looking statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report.

Business Overview

We are a leading global alternative asset management firm with offices in New York, London, Hong Kong, Tokyo, Bangalore and Beijing. We provide investment management services to our various multi-strategy hedge funds and separately managed accounts on behalf of a diverse group of institutional investors worldwide, including endowments, foundations, pension funds and other financial institutions. We were founded in 1994 by Daniel Och in partnership with Ziff Brothers Investments with the goal of building an enduring, world class investment management business. Since our inception, we have managed our business with a global perspective, taking advantage of investment opportunities wherever they arise. We have been among the pioneers of the hedge fund industry in building out a global investment platform, and currently have approximately 450 employees, including nearly 170 investment professionals, worldwide.

Our funds seek to deliver consistent, positive, risk-adjusted returns throughout market cycles. Our fund investors measure our investment performance on an absolute return basis rather than relative to a benchmark index, value non-volatile returns as compared to the capital markets and consider preservation of capital during periods of market decline as important as attractive returns when the capital markets experience positive performance.

We conduct substantially all of our operations through our one segment, the Och-Ziff Funds segment, which provides management and advisory services to our hedge funds and separately managed accounts, excluding substantially all of our real estate funds. Our funds employ a global multi-strategy investment approach, with low volatility and minimal use of leverage. The funds’ main investment strategies include merger arbitrage, convertible and derivative arbitrage, equity restructuring, credit and distressed investments, and private investments. The most significant of our funds are as follows:

•	OZ Master Fund — Our flagship fund, a global multi-strategy fund that participates in all investment strategies across all geographies.

•	OZ Europe Master Fund — A multi-strategy fund focused on investments in Europe.

•	OZ Asia Master Fund — A multi-strategy fund focused on investments in Asia.

•

OZ Global Special Investments Master Fund — A fund focused on private investments that will allow us to increase the investment strategies and geographic reach we can offer our fund investors, which is a central component of our growth strategy.

Our other operations are currently comprised of our real estate business, which is separately managed and provides advisory services to substantially all of our real estate funds. Investments in new businesses established to expand certain of our private investment platforms are also included in other operations. For example, our investment in Africa Management Limited, our joint venture with Mvelaphanda Holdings (Proprietary) Limited and Palladino Holdings Limited, is included in other operations. These other operations, which currently are in early growth stages and not material to our overall financial results, do not meet the thresholds of a reportable business segment under U.S. generally accepted accounting principles (“GAAP”).

Our operations, including our growth and expansion, have been financed primarily by cash flow generated by our business. Our principal sources of revenues are management fees, which are based on the amount of our assets under management, and incentive income, which is based on the annual investment performance of our funds. Accordingly, for any given fiscal period, our revenues will be heavily influenced by the combination of assets under management and the investment performance of our funds.

Initial Public Offering and Private Offering

In November 2007, we completed our initial public offering, or “IPO,” of 36 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly owned subsidiary of Dubai International Capital LLC. We refer to the IPO and the private share sale to DIC Sahir collectively as the “Offerings.” The Offerings strengthened our brand visibility globally, while also providing us with the added capital to pursue growth opportunities. Our founding owners, including Daniel Och, reinvested substantially all of their $1.6 billion in after-tax proceeds from the Offerings into the Global Special Investments Master Fund, the primary vehicle by which we expect to grow our private investments business.

Factors Affecting Our Business

Conditions in the global financial markets continued to be difficult during the second quarter of 2008. Global economic growth slowed further, and economic conditions in the United States continued to weaken. Rising oil and commodity prices, a continued depreciation in the U.S. dollar against other major currencies and increased inflationary concerns, coupled with further de-leveraging, led to significant price volatility and declining asset values. These conditions lowered business and consumer confidence and increased concerns about liquidity, corporate earnings and future economic growth. Continued disruption in the global financial services industry put further pressure on equity markets globally, and towards the end of the quarter credit market conditions weakened further on renewed concerns about rising mortgage default rates, continued rising oil prices and further instability of financial institutions.

The difficult market conditions could continue to have an ongoing impact on investor confidence and capital allocations to the hedge fund industry, which generally remain depressed when compared with historical levels and have resulted in reduced capital inflows into our funds. Additionally, the slowdown in economic growth in the United States and the increased potential for further inflationary pressures could continue to make conditions challenging in the equity and credit markets globally, which in turn has and may continue to make it more difficult for our business to preserve fund investor capital and generate sustained positive investment returns.

Our ability to grow revenues and expand our business is dependent on attracting new assets under management from existing and new investors. Our success in doing so is dependent on our ability to preserve capital and successfully extend our investment performance track record. There are several market and industry factors which can impact our ability to attract new assets and generate consistent, positive, risk-adjusted returns. These trends include the following:

•

Institutional Investor Demand for Hedge Fund Products. Historically, the increasing demand for hedge fund products by institutional investors has been one of the main drivers of secular growth in the hedge fund industry. Higher institutional demand has been driven by several factors, including the pursuit of higher returns compared to those generated by traditional equity and fixed income strategies, the desire to diversify investment portfolios by investing in assets with low correlation to traditional asset classes, and an increased level of comfort with hedge fund investments as the industry continues to mature. Our assets under management have grown historically at the high end of the range for the hedge fund industry, and institutional investors are increasingly allocating capital to larger managers, like us, that have established track records.

The challenging market conditions in the first half of 2008 have resulted in a significant slowdown in the rate at which investors are committing capital to hedge funds, and we have not been immune to this trend. We believe, however, that the secular growth drivers in the hedge fund industry remain intact over the long-term.

•

Strength and Liquidity in the Global Capital Markets. The value of equity and fixed income instruments globally, and associated market liquidity, impact the returns that can be achieved by investing in those instruments and the ability to hedge against the related market and/or industry sector risks. Allocations of capital to the hedge fund industry are dependent on the strength of the global capital markets, and the returns that can be achieved through hedge fund strategies as compared to returns available through other investments.

The market dislocations experienced beginning in the third quarter of 2007, and the associated lack of liquidity, have caused a material depreciation in equity and fixed income asset values, greater price volatility and weaker economic conditions globally. These factors have made it more difficult to generate positive investment performance.

•

Investment Opportunities outside the United States. Over the last several years, the global capital markets have generally been robust, which has created favorable investment opportunities in new markets outside the U.S. The evolution of the markets in India, China and Africa, as well as the expansion of the capital markets in Latin America, has led to opportunities in asset classes such as energy and alternative energy, natural resources, infrastructure and real estate. The expansion of our private investments business through the development of new investment platforms that capitalize on these opportunities, such as our African joint venture, are an important element of our strategy for growth in assets under management, revenues and earnings.

•

Stable Interest and Foreign Currency Exchange Rates. The strength of the U.S. economy, as well as economies outside of the U. S., is dependent on the interest rate and credit spread markets. In recent years, the stable and historically low interest rates and liquid credit markets have been a catalyst behind robust economic conditions in the United States and internationally. These factors created considerable investment opportunities and contributed to the significant allocation of capital to the hedge fund industry historically.

Our business is impacted by the industry and market trends discussed above, as well as our ability to take advantage of these trends, actively manage our risk exposures, and properly source and time our investments and the realization of those investments. We cannot predict whether current market trends will continue or whether our future growth will meet or exceed prior period growth rates. In addition, we may not always be able to react so as to maximize the opportunities presented by prevailing market conditions.

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

Understanding Our Results

Assets under Management and Fund Performance

Our results are primarily driven by the combination of our assets under management and the investment performance of our funds. Positive investment performance and preservation of fund investor capital are the principal determinants of the long-term success of our business because they enable us to grow assets under management organically as well as attract new capital and minimize redemptions by our fund investors. Conversely, poor investment performance would slow the growth of or even decrease our assets under management.

We accept new investors and additional investments from existing investors into our funds on a regular basis. Investors in our funds (other than investors in special investments, certain real estate funds and other new businesses) have the right to redeem their interests in a fund, generally on a quarterly or annual basis, following an initial lock-up period of one to three years. The ability of investors to contribute capital to and redeem investments in our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ actual performance due to the retention or reinvestment of fund profits. Fluctuations in assets under management due to investor contributions and redemptions and resulting from fund performance impact our management fees and incentive income.

As our assets under management fluctuate, our management fee revenues fluctuate because we charge management fees, typically 1.5% to 2.5% annually, based on assets under management, generally at the beginning of each quarter. Incentive income also fluctuates with the investment performance of our funds because generally we earn 20% of the net profits earned by the funds on an annual basis.

Information with respect to our assets under management throughout this quarterly report, including the tables set forth in this discussion and analysis, includes deferred incentive income receivable from our offshore funds, which we refer to as “Deferred Balances,” and investments by us, our partners and certain other affiliated parties. Prior to the IPO, we did not charge management fees or earn incentive income on investments made by us, our partners and certain other affiliated parties. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other affiliated parties, including the reinvestment by our partners of the after-tax proceeds from our IPO and sale of Class A Shares to DIC Sahir, other than the reinvestment by our partners of Deferred Balances. As of June 30, 2008, approximately 8% of our assets under management represented investments by us, our partners and certain other affiliated parties in our funds and the Deferred Balances. As of such date, approximately 46% of these affiliated assets under management are not charged management fees or subject to an incentive income allocation, as they relate primarily to pre-IPO investments and Deferred Balances.

Reorganization

Prior to the Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization,” whereby the ownership interests of our founding owners in the Och-Ziff Operating Group and the real estate management business were transferred to us. As part of the Reorganization, interests in the Och-Ziff Operating Group held by our founding owners were reclassified as Och-Ziff Operating Group A Units. These units are held solely by our founding owners and are exchangeable for our Class A Shares on a one-for-one basis, subject to vesting and other requirements, transfer and other restrictions and certain adjustments.

We used the net proceeds from the Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group B Units. The Och-Ziff Operating Group then used the proceeds to acquire from our founding owners Och-Ziff Operating Group A Units representing the 19.2% interest in the Och-Ziff Operating Group, which units were subsequently canceled. The Och-Ziff Operating Group B Units together with Och-Ziff Operating Group A Units, which we refer to as “Och-Ziff Operating Group Equity Units,” represent all of the equity interests in the Och-Ziff Operating Group.

Prior to the Reorganization, income allocations to our partners other than Mr. Och and to the Ziffs were recorded as expenses within allocations to non-equity partner interests and profit sharing, respectively, in the consolidated and combined statements of operations. For periods following the Reorganization, allocations to Och-Ziff Operating Group A Units are recorded within partners’ and others’ interests in income of consolidated subsidiaries in the consolidated and combined statements of operations, as these equity interests are held directly in the Och-Ziff Operating Group.

Consolidation of Och-Ziff Funds

For the six months ended June 30, 2007, we consolidated all of our offshore and real estate funds into our results of operations, resulting in the elimination of most of the management fees and incentive income earned from these funds. These eliminations had no impact on our net income, as the amounts earned were captured within our net share of income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds and net gains (losses) of consolidated Och-Ziff funds in our consolidated and combined statements of operations.

We deconsolidated our offshore funds on June 30, 2007. As a result, revenues earned from those funds are no longer eliminated in consolidation following such date. Following the deconsolidation, income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, net gains (losses) of consolidated Och-Ziff funds and the portion of partners’ and others’ interests in income of consolidated subsidiaries attributable to the consolidated funds are insignificant to our results.

For the six months ended June 30, 2007, we also consolidated all of our real estate funds into our results of operations. We continue to consolidate our real estate funds; however, management fees from the real estate funds included in our other operations are not eliminated in consolidation as such fees are paid to us directly by investors in these funds. In addition, our managed accounts are not consolidated into our results, as we do not control those accounts.

Revenues

We generate revenue through two principal sources: management fees and incentive income. The amount of revenues earned through those sources is directly related to the amount of our assets under management and the investment performance of our funds.

•	Management fees. We earn management fees as follows:

Och-Ziff Funds (Excluding Real Estate Funds). Management fees range from 1.5% to 2.5% annually of assets under management. Management fees are generally paid to us on a quarterly basis, at the beginning of the quarter, based on assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues each quarter are influenced by changes from the opening balances of assets under management, changes in average management fee rates and the relative magnitude and timing of inflows and redemptions during the respective quarter.

Och-Ziff Real Estate Funds. Management fees from the Och-Ziff real estate funds are generally charged at an annual rate of 1.5% of the total capital commitments during the investment period and 1.5% of invested capital after the investment period has ended. Management fees are generally paid to us on a quarterly basis, at the beginning of the quarter, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period.

•

Incentive Income. We earn incentive income based on the performance of the Och-Ziff funds and managed accounts. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each investor earned for the full year but excludes unrealized profits on certain private investments. Incentive income on private investments is earned in the year of the sale or realization of the private investment. Substantially all of our incentive income is recorded at the end of the fourth quarter of each year, when all contingencies have been resolved. The only incentive income recognized during interim periods relates to fund investor redemptions during the period. Generally, incentive income is earned only if the profits attributable to an investor exceed losses, if any, to such investor during the prior year.

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

•

Compensation and Benefits. Compensation and benefits is comprised of salaries and benefits, guaranteed bonuses and equity-based compensation. Discretionary incentive compensation, which is generally based on company-wide profits, is determined and recorded at the end of the year.

•	Interest Expense. Amounts included within interest expense relate to the note payable on our corporate aircraft and, subsequent to July 2, 2007, interest expense on our $750 million term loan.

•

General, Administrative and Other. General, administrative and other expenses are primarily related to professional services, occupancy and equipment, business development expenses, information processing and communications, insurance, changes in tax receivable agreement liability and other miscellaneous expenses.

Prior to the Reorganization, income allocations to our partners other than Mr. Och and the Ziffs on their interests in our business were recorded as expenses. As part of the Reorganization, these interests were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash charges that we have recorded within reorganization expenses in our consolidated and combined statements of operations. The estimated future reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our founding partners after the Offerings is expected to be $1.7 billion per year from 2008 through 2011 and $1.5 billion in 2012.

Prior to the deconsolidation of most of our offshore funds on June 30, 2007, expenses of consolidated Och-Ziff funds was a significant component of our total expenses. Expenses of consolidated Och-Ziff funds consist of interest expense, dividend expense, stock loan fees and other expenses.

Other Income (Loss)

Our other income (loss) consists of (i) net earnings (losses) on investments in and deferred income receivable from the Och-Ziff funds and other entities, and (ii) net gains (losses) of consolidated Och-Ziff funds.

•

Net Earnings (Losses) on Investments in and Deferred Income Receivable from the Och-Ziff funds and Other Entities. Net earnings (losses) on investments in and deferred income receivable from the Och-Ziff funds and other entities consists of the following: (i) net earnings (losses) on Deferred Balances; (ii) net earnings (losses) on investments in our funds made by us, on behalf of our partners prior to 2008; (iii) net earnings (losses) on investments in our funds made by us to economically hedge certain deferred compensation plans indexed to fund performance; and (iv) net earnings (losses) on investments in joint ventures.

•

Net Gains (Losses) of Consolidated Och-Ziff Funds. Prior to the deconsolidation of our offshore funds on June 30, 2007, net gains (losses) of consolidated Och-Ziff funds was a significant component of our other income (loss). Net gains (losses) of consolidated Och-Ziff funds consist of realized and unrealized gains and losses on investments and derivative contracts.

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

Income Taxes

The computation of the effective tax rate and provision at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary tax differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax laws and regulations change. Additionally, the timing and receipt of incentive income generated by our funds is uncertain and will contribute to the unpredictability of our results. Given this uncertainty, we do not record incentive income in our interim financial statements, other than incentive income earned during a given interim period as a result of investor redemptions during the period. Accordingly, our effective tax rate for interim periods is not indicative of the tax rate we expect for a full year.

Assets under Management and Fund Performance

Assets Under Management

Amounts for assets under management presented in this discussion include Deferred Balances and amounts invested by us, certain amounts invested by our founding partners and certain other affiliated parties for which we charge no management fees and receive no incentive income. In addition, we calculate management fees based on assets under management at the beginning of the period. The amounts presented below are net of management fees and incentive income. Accordingly, the amounts presented in the following table are not the amounts used to calculate management fees for the respective periods.

The following table sets forth assets under management of our most significant funds (by asset size) as of June 30, 2008 and 2007:

	As of June 30,
	2008	2007
	(dollars in thousands)
OZ Master Fund	$19,986,528	$18,625,446
OZ Europe Master Fund	$6,402,827	$5,537,089
OZ Asia Master Fund	$3,789,145	$3,139,398
OZ Global Special Investments Master Fund	$2,067,197	$368,818

Assets under management presented in this table does not include assets under management in our real estate funds, the separate accounts we manage on behalf of certain institutions or certain other funds which are not deemed to be significant, which collectively were approximately $1.4 billion as of June 30, 2008 and 2007.

The table below sets forth the changes to our assets under management for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Balance-beginning of period	$33,261,286	$25,654,658	$33,387,455	$22,621,115
Net flows	(31,521)	2,040,945	231,728	3,968,425
Appreciation (depreciation)	388,607	1,372,019	(811)	2,478,082

Balance-end of period	$33,618,372	$29,067,622	$33,618,372	$29,067,622

The net increase of $4.6 billion in assets under management since June 30, 2007, was driven by strong net inflows and appreciation as a result of favorable returns in our funds during 2007. Contributing to the year-over-year increase was the $1.6 billion reinvestment by our founding owners of the after-tax proceeds from the Offerings in the fourth quarter of 2007. During the 2008 second quarter, performance-related appreciation of $389.0 million was partially offset by net outflows of $31.5 million. During the first half of 2008, net inflows were approximately $231.7 million while the performance-related change to assets under management was not significant. While we believe market conditions remain uncertain for the next several months, and possibly over the next several quarters, we expect that as markets normalize, our earnings to benefit from an asset base that has currently suffered relatively little, if any, performance-driven depreciation.

Fund Performance

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

The table below sets forth performance information for our most significant funds. These net returns represent a composite of the average net returns of the feeder funds that comprise each of our most significant master funds and are presented on a total return basis, net of all fees and expenses (except incentive income earned on certain unrealized private investments that could reduce returns at the time of realization) and include the reinvestment of all dividends and income. These net returns also include realized and unrealized gains and losses attributable to certain private and initial public offering investments that are not allocated to all investors in the funds.

	Net Return for the Three Months Ended June 30,		Net Return for the Six Months Ended June 30,
	2008	2007	2008	2007
OZ Master Fund	1.6%	4.5%	0.8%	9.4%
OZ Europe Master Fund	2.2%	6.5%	0.4%	11.7%
OZ Asia Master Fund	-2.5%	5.8%	-5.1%	9.6%
OZ Global Special Investments Master Fund	0.7%	5.3%	0.1%	9.9%

Net returns for the three and six months ended June 30, 2008, were down from the respective period in 2007 as challenging market conditions continued through the 2008 second quarter. Ongoing write-downs and capital related issues in the financial services industry resulted in significant market volatility. Slowing economic growth, rising inflationary pressures, volatile commodity prices and a weakening dollar all contributed to declining asset values globally, which impacted our returns. Despite the decrease in performance, our funds were able to preserve investor capital with limited performance-driven depreciation, low levels of volatility relative to the capital markets and low leverage.

Results of Operations

In the discussion and analysis that follows, certain line items are not comparable from period to period as a result of the deconsolidation of our offshore funds on June 30, 2007, and as a result of the Reorganization. To provide comparative information of our operating results for the periods presented, following the discussion of our total Company GAAP results is a discussion of Economic Income of the Och-Ziff Funds segment, our only reportable segment. Economic Income reflects, on a consistent basis for all periods presented in our financial statements, income earned from the Och-Ziff funds and managed accounts (excluding the real estate funds included within other operations, which currently are not significant to our business). Economic Income excludes certain adjustments required under GAAP. See “—Segment Analysis—Och-Ziff Funds—Economic Income” and Note 13 of our unaudited interim consolidated and combined financial statements for a description of those adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Revenues
Management fees	$146,519	$26,564	$292,794	$50,014
Incentive income	1,078	1,320	1,110	1,387
Other revenues	735	908	2,254	1,830
Income of consolidated Och-Ziff funds	4,885	271,660	4,886	531,587

Total Revenues	153,217	300,452	301,044	584,818

Expenses
Compensation and benefits	52,056	16,746	105,011	37,987
Allocations to non-equity partner interests	4,024	78,763	2,174	145,323
Reorganization expenses	425,584	—	851,168	—
Profit sharing	(597)	10,830	(1,431)	24,374
Interest expense	6,856	296	17,673	625
General, administrative and other	33,264	23,618	59,039	35,412
Expenses of consolidated Och-Ziff funds	997	190,919	1,357	340,979

Total Expenses	522,184	321,172	1,034,991	584,700

Other Income (Loss)
Net earnings (losses) on investments in and deferred income receivable from Och-Ziff funds and other entities	994	21,763	(4,170)	41,646
Net gains (losses) of consolidated Och-Ziff funds	410	1,327,985	(503)	2,338,269

Total Other Income (Loss)	1,404	1,349,748	(4,673)	2,379,915

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(367,563)	1,329,028	(738,620)	2,380,033
Income taxes	4,735	3,643	7,961	7,283

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(372,298)	1,325,385	(746,581)	2,372,750
Partners’ and others’ interests in income of consolidated subsidiaries	311,497	(1,211,133)	417,662	(2,173,310)

Net Income (Loss)	$(60,801)	$114,252	$(328,919)	$199,440

Revenues

Management Fees and Incentive Income. The following table sets forth the components of our management fees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Management Fees
Och-Ziff Funds segment:
Och-Ziff funds (excluding real estate funds)	$142,364	$110,562	$284,114	$205,714
Managed accounts	2,959	3,261	6,173	6,074
Och-Ziff real estate funds	1,311	1,311	2,622	2,622
Eliminated in consolidation	(115)	(88,570)	(115)	(164,396)

Total	$146,519	$26,564	$292,794	$50,014

Management fees increased by $120.0 million and $242.8 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007. This increase was primarily as a result of a decrease in the management fees eliminated in consolidation. As previously discussed, our offshore funds were consolidated for the first six months of 2007 resulting in the elimination of a substantial portion of our management fees earned during that period. The remaining increase was driven by the year-over-year increase in assets under management. See “—Segment Analysis” for a discussion of management fees earned by the Och-Ziff Funds segment before the impact of eliminations in consolidation.

We record incentive income at the end of the fourth quarter of each year. Only incentive income related to fund investor redemptions is recorded during the first three quarters each year.

Income of Consolidated Och-Ziff Funds. Income of consolidated Och-Ziff funds decreased by $266.8 million and $526.7 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007. These decreases were primarily as a result of the deconsolidation of our offshore funds on June 30, 2007, as income of these funds is no longer recognized in our results following the deconsolidation. We expect amounts earned by funds that we continue to consolidate as of June 30, 2008, to continue to be insignificant to our operating results in future periods.

Expenses

Compensation and Benefits. Compensation and benefits expenses increased by $35.3 million and $67.0 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007. These increases were driven by $24.2 million and $50.2 million of non-cash amortization of Class A restricted share units, or “RSUs.” No RSUs were issued prior to our initial public offering in November 2007. The remaining increases were driven primarily by an increase in our worldwide headcount from 324 at June 30, 2007, to 447 at June 30, 2008 due to the additional infrastructure needed to become a public company and to support the growth in our business.

Allocations to Non-Equity Partner Interests. Allocations to non-equity partner interests decreased by $74.7 million and $143.1 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007 as a result of the reclassification of non-equity partner interests as Och-Ziff Operating Group A Units at the time of the Reorganization. As a result of this reclassification, income allocations to our partners other than Mr. Och following the Reorganization are no longer treated as expenses under GAAP. Only allocations related to earnings on Deferred Balances, net of taxes, are incurred and treated as expenses following the Reorganization.

Reorganization Expenses. Reorganization expenses were $425.6 million and $851.2 million for the three and six months ended June 30, 2008, respectively, and represent the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our founding partners after the Offerings. The estimated future Reorganization expenses related to the amortization of the fair value of the remaining unvested Och-Ziff Operating Group A Units held by our partners is expected to be $1.7 billion per year from 2008 through 2011 and $1.5 billion in 2012. Accordingly, we expect to continue to report a GAAP net loss in each of these years.

Profit Sharing. Profit sharing expense decreased by $11.4 million and $25.8 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007 as a result of the reclassification of the Ziffs profit sharing interest in our business as Och-Ziff Operating Group A Units at the time of the Reorganization. As a result of this reclassification, income allocations to the Ziffs following the Reorganization are no longer treated as expenses under GAAP. Only the allocation of earnings on Deferred Balances, net of taxes, are incurred and treated as expenses following the Reorganization.

Interest Expense. Interest expense increased $6.6 million and $17.0 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007 primarily due to our $750 million term loan entered into on July 2, 2007. Interest expense incurred during the three and six months ended June 30, 2007, is related to the original note payable on our corporate aircraft.

General, Administrative and Other Expenses. The following table presents the components of our general, administrative and other expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Professional services	$9,114	$12,429	$21,284	$15,743
Occupancy and equipment	4,314	4,176	8,106	7,829
Business development	3,446	2,431	6,364	4,280
Information processing and communications	3,835	2,969	7,604	4,809
Other expenses	3,728	1,613	6,854	2,751

	24,437	23,618	50,212	35,412
Changes in tax receivable agreement liability	8,827	—	8,827	—

Total General, Administrative and Other	$33,264	$23,618	$59,039	$35,412

General, administrative and other expenses increased $9.6 million and $23.6 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007.

During the second quarter of 2008, we recognized an $8.8 million expense related to an increase in the tax receivable agreement liability. This increase was driven by a change in the estimated future tax savings resulting from the sale of interests in the Och-Ziff Operating Group by our founding owners at the time of the Offerings. See “—Liquidity and Capital Resources— Dividends, Distributions, Future Liquidity and Capital Needs—Tax receivable agreement” for additional information.

The decrease in professional services of $3.3 million for the three months ended June 30, 2008, was due in part to higher audit and consulting fees incurred in the second quarter of 2007 in preparation for our initial public offering. The remaining increases in general, administrative and other expenses were primarily driven by the infrastructure needed to become a public company and to support the growth in our business.

Expenses of Consolidated Och-Ziff Funds. Expenses of consolidated Och-Ziff funds decreased $189.9 million and $339.6 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007. These decreases were primarily as a result of the deconsolidation of our offshore funds on June 30, 2007, as expenses incurred by such funds are no longer recognized in our results following the deconsolidation. We expect amounts incurred by funds that we continue to consolidate as of June 30, 2008, to continue to be insignificant to our operating results in future periods.

Other Income

Net Earnings (Losses) on Investments in and Deferred Income Receivable from Och-Ziff Funds and Other Entities. The following table sets forth: (i) net earnings (losses) on investments in Och-Ziff funds and other entities; (ii) net earnings (losses) on deferred income receivable from Och-Ziff funds (Deferred Balances); and (iii) amounts eliminated in consolidation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net earnings (losses) on investments in Och-Ziff funds and other entities	$260	$24,124	$(3,923)	$44,014
Net earnings (losses) on deferred income receivable from Och-Ziff funds	794	103,049	(199)	184,095
Eliminated in consolidation	(60)	(105,410)	(48)	(186,463)

Total	$994	$21,763	$(4,170)	$41,646

The following table sets forth the related investments in and deferred income receivable from the Och-Ziff funds without the impact of eliminations in consolidation, on which the amounts presented above were earned:

	As of June 30,		Change
	2008	2007	$	%
	(dollars in thousands)
Before Eliminations
Investments in Och-Ziff funds and other entities	$32,693	$344,650	$(311,957)	-91%
Deferred income receivable from Och-Ziff funds	$700,231	$1,520,205	$(819,974)	-54%

Net earnings on investments in and deferred income receivable from Och-Ziff funds and other entities decreased $20.8 million and $45.8 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007. As a result of the consolidation of our offshore funds for the first six months of 2007, net earnings on our investments in and deferred income receivable from those funds were eliminated during such period. Following the deconsolidation, these amounts are no longer eliminated in consolidation.

The decrease in net earnings on investments in Och-Ziff funds and other entities before the impact of eliminations was primarily due to the $312.0 million decrease in our investments in Och-Ziff funds and other entities before the impact of eliminations. These amounts were primarily related to amounts invested by us, on behalf of our partners, which were withdrawn and distributed to our partners in December 2007. In addition, we recorded losses on investments of $531 thousand and $4.6 million for the three and six months ended June 30, 2008, respectively, related to our share of start-up costs of our African joint venture, which is a start-up business that, as of June 30, 2008, had not commenced generating revenues.

The decrease in net earnings on deferred income receivable from Och-Ziff funds before the impact of eliminations was driven by the decrease in Deferred Balances. We no longer defer the collection of incentive income from our funds and we expect to collect and in turn, continue to distribute over the next two years to our partners and the Ziffs, the outstanding Deferred Balances. Accordingly, we expect earnings or losses on Deferred Balances to become insignificant over the same period as we collect and distribute these balances to our partners and the Ziffs.

Net Gains (Losses) of Consolidated Och-Ziff Funds. Net gains of consolidated Och-Ziff funds decreased by $1.3 billion and $2.3 billion for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007. These decreases were primarily as a result of the deconsolidation of our offshore funds on June 30, 2007, as net gains (losses) from such funds are no longer recognized in our results following the deconsolidation. We expect net gains (losses) from funds that we continue to consolidated as of June 30, 2008, to continue to be insignificant to our operating results in future periods.

Income Taxes

Income tax expense increased $1.1 million and $678 thousand for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007. These increases were primarily due to a $4.2 million reduction in tax expense in the first quarter of 2008 and a $3.9 million reduction in tax expense in the second quarter of 2008 related to the effect of a change in estimated state and local income tax rates effective in future periods, offset by an increase related to corporate-level income taxes. The provision for income taxes includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of -8.4% and -2.5% for the three and six months ended June 30, 2008, compared to an approximate effective tax rate of 3.1%and 3.5% for the three and six months ended June 30, 2007. These decreases in the effective tax rates were primarily due to the Reorganization expenses incurred in 2008, which are permanent differences for income tax purposes, offset by increases in the effective rates related to the change in estimated state and local income tax rates. In addition, as a result of the addition of a corporate tax paying entity at the time of the Reorganization, a portion of our earnings became subject to corporate-level income taxes.

Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

The following table sets forth the components of partners’ and others’ interests in income of consolidated subsidiaries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
From funds consolidated as of and for periods following June 30, 2008	$(4,121)	$(3,517)	$(2,862)	$(3,286)
From funds no longer consolidated as of June 30, 2008	—	(1,207,596)	—	(2,170,085)
Partners’ and the Ziffs’ interests in the Och-Ziff Operating Group (primarily Och-Ziff Operating Group A Units)	316,237	—	421,392	—
Other	(619)	(20)	(868)	61

Total	$311,497	$(1,211,133)	$417,662	$(2,173,310)

Partners’ and others’ interests in income of consolidated subsidiaries increased by $1.5 billion and $2.6 billion for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007. These increases were primarily as a result of a decrease in amounts related to funds no longer consolidated as of June 30, 2008, offset by the net losses allocated to our partners and the Ziffs.

The decrease from funds no longer consolidated as of June 30, 2008, was due to the deconsolidation of our offshore funds on June 30, 2007, as amounts related to such funds are no longer recognized in our results following the deconsolidation. We expect the portion of partners’ and others’ interests in income of consolidated subsidiaries related to funds that continue to be consolidated as of and for periods following June 30, 2008, to continue to be insignificant to our operating results in future periods.

The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group, which represent approximately, an 80.8% economic interest in our business, are expected to continue to significantly reduce our net loss in future periods, as losses of the Och-Ziff Operating Group are allocated to such interests.

Segment Analysis

Och-Ziff Funds—Economic Income

We conduct substantially all of our operations through the Och-Ziff Funds segment. The performance measure for the Och-Ziff Funds segment is Economic Income, which management uses to evaluate the financial performance of and make operating decisions for the segment. Management believes that investors should review the same performance measure that it uses to analyze our segment and core business performance. Economic Income excludes the results of operations from our other operations, which are not included in the segment. In addition, management believes that Economic Income is helpful to an understanding of our segment results of operations because it reflects these results of operations on a consistent basis for all periods presented.

Economic Income is a pre-tax measure that (i) presents the segment’s results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds; (ii) recognizes the full amount of cash compensation expense on the date it is paid irrespective of any requisite service period or deferral; and (iii) excludes the following: Reorganization expenses, equity-based compensation expense, allocation to non-equity partner interests, profit sharing, net earnings (losses) on investments in and deferred income receivable from the Och-Ziff funds and other entities, depreciation, changes in tax receivable agreement liability, income taxes and partners’ and others’ interests in income of consolidated subsidiaries.

Prior to the third quarter of 2007, interest income and interest expense were excluded from Economic Income, as these amounts were not significant. As a result of the increase in interest expense related to our $750 million term loan entered into in July 2007, interest expense is now included in Economic Income. Separately, interest income is now also included in Economic Income. Amounts in the prior periods have been restated to present Economic Income on a comparable basis.

Prior to the second quarter of 2008, the full grant-date fair value of equity-based compensation awarded to employees, excluding awards made at the time of the Offerings, was previously recorded as an expense on the date of the award within compensation and benefits when calculating Economic Income. Management changed the methodology it uses to evaluate the

Och-Ziff Funds segment and no longer considers these expenses when evaluating the performance measure of the segment; therefore, we no longer record expenses related to equity-based compensation within Economic Income. As a result of this change in methodology, compensation expense of $1.8 million related to the fair value of RSUs awarded and recorded in the first quarter of 2008 has been excluded from compensation expense for the six months ended June 30, 2008, to present Economic Income on a comparable basis.

Economic Income may not be comparable to similarly titled measures used by other companies. We use Economic Income as a measure of our segment’s operating performance, not as a measure of liquidity. Economic Income should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. As a result of the adjustments made to arrive at Economic Income described above, Economic Income has certain limitations in that it does not take into account certain items included or excluded under GAAP, including income or losses allocated to our other operations. Management compensates for these limitations by using Economic Income as a supplemental measure to the GAAP results to provide a more complete understanding of our segment’s performance as management measures it. For a reconciliation of Economic Income to total Company net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, please see Note 13 to our consolidated and combined financial statements included in this quarterly report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Economic Income Revenues
Management fees	$145,323	$113,823	$290,287	$211,788
Incentive income	1,078	4,859	1,110	5,940
Other revenues	727	796	2,230	1,700

Total Economic Income Revenues	147,128	119,478	293,627	219,428

Economic Income Expenses
Compensation and benefits	24,481	15,838	48,176	29,961
Non-compensation expenses	29,397	22,728	64,504	33,739

Total Economic Income Expenses	53,878	38,566	112,680	63,700

Economic Income	$93,250	$80,912	$180,947	$155,728

Economic Income Analysis

Economic Income for the three and six months ended June 30, 2008, totaled $93.3 million and $180.9 million, respectively, a 15% and 16% increase from the three and six months ended June 30, 2007, Economic Income of $80.9 million and $155.7 million, respectively. The second-quarter and year-to-date 2008 Economic Income margin, which is Economic Income divided by Economic Income revenues were 63% and 62%, five and nine percentage points lower than the second-quarter and year-to-date 2007 margin of 68% and 71%. These decreases in our Economic Income margins were driven by the increases in operating expenses, most notably interest expense on our $750 million term loan, offset by increases in management fees driven by the increase in assets under management.

Economic Income Revenues

Management Fees and Incentive Income. Management fees for the segment increased by $31.5 million and $78.5 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007. The 28% and 37% increases were primarily driven by the year-over-year increase in assets under management on which we earned fees.

We record incentive income at the end of the fourth quarter of each year. In general, only incentive income related to fund investor redemptions is recorded during the first three quarters each year.

Economic Income Expenses

Compensation and Benefits. Compensation and benefits expenses increased by $8.6 million and $18.2 million for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007. These increases were primarily driven by the increase in worldwide headcount that occurred primarily in the second half of 2007 due to the additional infrastructure needed to become a public company and to support the growth in our core business. Compensation and benefits for the three and six months ended June 30, 2008, included $7.4 million and $15.4 million, respectively, of compensation expense related to guaranteed bonus accruals and certain payments to existing personnel and new employees, an increase of $1.5 million and $5.3 million from the corresponding periods in 2007.

Non-Compensation Expenses. The following table presents the components of our non-compensation expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Professional services	$9,068	$12,429	$21,231	$15,743
Interest expense	6,856	296	17,673	625
Occupancy and equipment	3,515	3,157	6,501	5,841
Business development	3,446	2,431	6,364	4,280
Information processing and communications	3,126	2,969	6,551	4,809
Other expenses	3,386	1,446	6,184	2,441

Total Non-Compensation Expenses	$29,397	$22,728	$64,504	$33,739

Non-compensation expenses increased by $6.7 million and $30.8 million for the three and six month ended June 30, 2008, respectively, compared to the corresponding periods in 2007. The increases in interest expense were primarily due to our $750 million term loan entered into in July 2007. For the three months ended June 30, 2008, the decrease in professional services of $3.4 million was due in part to higher audit and consulting fees incurred in the second quarter of 2007 in preparation for our initial public offering. The remaining increases in non-compensation expenses were primarily driven by the infrastructure needed to become a public company and to support the growth in our business.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds and managed accounts. We expect that our primary liquidity needs will be to:

•	provide capital to facilitate the growth of our existing business;

•	pay our operating expenses, primarily consisting of compensation and benefits, as well as any related tax withholding obligations, and general and administrative expenses;

•	repay borrowings and related interest expense;

•	pay income taxes and amounts to our partners and the Ziffs with respect to the tax receivable agreement as discussed below;

•	make cash distributions to holders of Och-Ziff Operating Group A Units and pay dividends to our Class A shareholders; and

•	make planned distributions of the Deferred Balances to our partners and the Ziffs as discussed below.

Our funds’ growth and performance directly impacts our liquidity, including our ability to pay dividends to our Class A shareholders and the Och-Ziff Operating Group’s ability to make corresponding distributions to holders of Och-Ziff Operating Group A Units, as management fees earned from our funds have historically been the primary source of cash for our operating expenses and payments to our owners with respect to their interests in our business. Our funds’ growth and performance drives how much incentive income we earn and is also an important source of liquidity. Incentive income is a key component in determining annual discretionary incentive compensation, which is our largest core operating expense. We expect to receive and depend on distributions from the Och-Ziff Operating Group to fund our liquidity needs with cash it generates from operations. If the Och-Ziff Operating Group has insufficient cash flows from operations to meet our liquidity needs, it may have to borrow funds or sell assets, which could negatively impact our liquidity.

We anticipate, based on management’s experience and current business strategy, that our existing cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We expect our operating activities going forward to generate adequate cash flows to fund our normal operations. However, we believe that there may be a number of capital intensive opportunities for us to maximize our growth potential and flexibility in responding to opportunities and challenges. As a result, we may want to raise or borrow additional funds to:

•	support continued growth in our business;

•	create new or enhance existing products and investment platforms in our private investments business;

•	pursue new investment strategies;

•	develop new distribution channels;

•	fund any capital transactions that we deem appropriate to our business or beneficial to our fund investors and/or Class A shareholders; and

•	respond to any significant redemption requests by investors in our funds.

Debt Obligations

Term Loan. On July 2, 2007, we entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75%. The term loan will mature in July 2012 and is secured by a first priority lien on substantially all of our assets. Commencing on December 31, 2008, the term loan will be payable in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount borrowed under the term loan, and the balance will be payable upon maturity.

We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan. The term loan will also limit the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. In addition, the term loan limits our ability to incur additional indebtedness.

Aircraft Loan. On May 30, 2008, we refinanced the remaining principal balance of $16.8 million on the original note on our corporate aircraft. This loan bears interest at LIBOR plus 1.60% and the principal balance is due at maturity on May 31, 2011.

Dividends, Distributions, Future Liquidity and Capital Needs

The following table presents the cash dividends paid on our Class A Shares and the related cash distributions made on Och-Ziff Operating Group A Units held by the partners and the Ziffs:

Class A Shares
Payment Date	Record Date	Dividend per Share	Distributions on Och-Ziff Operating Group A Units (in thousands)
February 12, 2008	December 31, 2007	$1.20	$384,497
May 7, 2008	April 1, 2008	$0.08	$51,954
August 12, 2008	July 1, 2008	$0.11	$63,592

Our ability to make cash distributions to our partners and the Ziffs and pay dividends to our Class A shareholders depends on a number of factors that our Board of Directors takes into account as it may deem relevant. These factors include: revenues earned and profits generated by the Och-Ziff Operating Group; general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; the ability of the Och-Ziff Operating Group to secure additional sources of liquidity; and contractual obligations, including payment obligations pursuant to the tax receivable agreement and our $750 million term loan. If we generate insufficient cash flows from operations to make such distributions or payments, we may need to borrow funds or sell assets, which would negatively impact our liquidity. In addition, we may not be able to obtain additional financing on terms that are acceptable, if at all.

Restricted Share Units (RSUs). The RSUs that we have awarded to date to our managing directors, other employees and independent members of our Board of Directors accrue dividend equivalents in the form of additional RSUs equal to the dividend amounts paid on our Class A Shares. These dividend equivalents may also accrue additional dividends, as determined by our Board of Directors. The dividend equivalents will be paid if and when the related RSUs vest. Our Board of Directors will determine whether the RSUs and related dividend equivalents will be settled in Class A Shares or in cash. In addition, we may withhold shares to satisfy the tax withholding obligations of holders of vested RSUs and dividend equivalents, which may result in the use of cash from operations or borrowings to satisfy these tax withholding payments.

Tax Receivable Agreement. We may also be required to make payments under the tax receivable agreement that we entered into in connection with the Offerings. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our founding owners with proceeds from the Offerings, and the future taxable exchanges by our partners of Och-Ziff

Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and the tax benefits to be derived therefrom principally through amortization of the basis adjustment over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expense and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) will pay to our founding owners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that these entities actually realize as a result of such increases in tax basis. Payments under the tax receivable agreement are anticipated to increase the tax basis adjustment to intangible assets resulting from a prior exchange, with such increase being amortized over the remainder of the amortization period applicable to the original basis adjustment to such intangible assets resulting from such prior exchange. It is anticipated that this will result in increasing annual amortization deductions in the taxable years of and after such increases to the original basis adjustments, and potentially will give rise to increasing tax savings with respect to such years and correspondingly increasing payments under the tax receivable agreement.

As of June 30, 2008, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group B Units in the Offerings would aggregate approximately $948.1 million over the next 15 years, resulting in payments to our partners and the Ziffs for 85% of such cash savings over the same period of time. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to pay 85% of the amount of such cash savings to our founding owners is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the intermediate corporate tax paying entities’ cash resources are insufficient to meet our obligations under the tax receivable agreement.

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

Tax Liability Distributions. In accordance with the Och-Ziff Operating Group entities’ limited partnership agreements, we may cause the applicable Och-Ziff Operating Group entities to distribute cash, on a pro rata basis, to direct holders of Och-Ziff Operating Group Equity Units in an amount at least equal to the presumed maximum tax liabilities arising from the direct ownership of such units. The presumed maximum tax liabilities are based upon the presumed maximum income allocable to any such unit holder at the maximum combined U.S. federal, New York State and New York City tax rates. Holders of our Class A Shares may not receive any distributions at a time when our founding owners are receiving distributions on their Och-Ziff Operating Group A Units, as distributions on Och-Ziff Operating Group B Units to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. Such tax distributions will take into account the disproportionate income allocation (but not a disproportionate cash allocation) to the unit holders with respect to “built-in gain assets,” if any, at the time of the Offerings. Consequently, Och-Ziff Operating Group tax distributions may be greater than if such assets had a tax basis equal to their value at the time of the Offerings.

Deferred Balances Distributions. Historically, we have deferred collection of a certain portion of incentive income receivable from our offshore funds, which we refer to as “Deferred Balances” throughout this discussion. As a result of a change in the method of accounting used for U.S. income tax purposes by certain subsidiaries, we will no longer defer the collection of such receivables. We expect that all Deferred Balances, which as of June 30, 2008, was $700.2 million, will continue to be paid to us over the next two years, which, in turn, will be distributed to our founding owners and, therefore, will not benefit our Class A shareholders.

Our Funds’ Liquidity and Capital Resources

Our funds have access to credit through facilities with third party lenders, but tend not to draw on those facilities other than for short-term borrowings, which generally are used to implement convertible arbitrage strategies. We have drawn on the capital resources of our founding partners and the investors in our funds to meet the investment requirements of the Och-Ziff funds. Our portfolios have historically utilized only a small amount of leverage. Due to the low leverage, and thus low amount of collateralized cash, we have access to significant amounts of liquidity from our prime brokers at committed terms. Currently, our funds have long-term unsecured debt and committed secured facilities, and have other commitments from lenders in place. These sources of liquidity provide our funds with substantial additional resources, allowing them to take advantage of opportunities in the global marketplace.

We may have a significant liquidity issue if our fund investors make substantial redemption requests within a short time period. Capital contributions from investors in our funds generally are subject to initial lockups. We believe that the staggering of these lockups should allow us to adequately manage our liquidity requirements.

Cash Flows Analysis

The consolidation of our offshore funds during the first half of 2007 resulted in substantially higher amounts of cash flows from operating and financing activities under GAAP in the first half of 2007 as compared to the first half of 2008, as the contributions by our fund investors and the investing activities of these funds were included in our consolidated and combined cash flows during the first half of 2007. As a result, the cash flow amounts from operating and financing activities for the six months ended June 30, 2008, are not comparable to the amounts presented for the six months ended June 30, 2007.

Operating Activities. Net cash from operating activities was $686.4 million and $(2.3) billion for the six months ended June 30, 2008 and 2007, respectively. The net increase of approximately $3.0 billion was primarily a result of the consolidation of our offshore funds for the respective period in 2007, as the investing activities of our funds were included in our cash flows from operating activities through the date of deconsolidation. For the six months ended June 30, 2008, cash flows from operating activities are primarily related to the collection of 2007 incentive income and management fees for the first and second quarters of 2008, as these amounts are no longer eliminated in consolidation, less interest expense and other operating expenses. Additionally, we collected $529.7 million of Deferred Balances in December 2007and an additional $343.9 million during the first half of 2008. These amounts were distributed to our founding owners, net of taxes, during the first half of 2008. Deferred Balances distributed to Mr. Och in the amount of $577.2 million, net of taxes, are included within cash flows from financing activities.

Investing Activities. There were no significant changes in cash flows from investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated and combined statements of cash flows.

Financing Activities. Net cash from financing activities was ($1.1) billion and $2.3 billion for the six months ended June 30, 2008 and 2007, respectively. The net decrease of approximately $3.5 billion was primarily a result of consolidation of our offshore funds during the respective period in 2007, as fund investor contributions in our consolidated offshore funds were included as cash flows from financing activities through the date of deconsolidation. For the six months ended June 30, 2008, cash flows from financing activities are primarily related to the dividends paid of $94.9 million to our Class A shareholders and distributions to our partners and the Ziffs of $436.5 million on their Och-Ziff Operating Group A Units. In addition, as discussed above, Deferred Balances distributed to Mr. Och in the amount of $577.2 million, net of taxes, and distributions of 2007 pre-Reorganization income in the amount of $83.6 million reduced net cash from financing activities in the first half of 2008.

Contractual Obligations

The following table summarizes our contractual cash obligations as of June 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	July 1, 2008 - December 31, 2008	January 1, 2009 - December 31, 2011	January 1, 2012 - December 31, 2014	Thereafter	Total
	(dollars in thousands)
Long-Term Debt (a)	$1,875	$39,264	$725,625	$—	$766,764
Operating Leases (b)	4,428	53,578	54,492	99,467	211,965
Tax receivable agreement (c)	—	—	—	—	—

Total Contractual Obligations	$6,303	$92,842	$780,117	$99,467	$978,729

(a)	Long-term debt represents our $750 million term loan entered into in July 2007 and the note payable entered into in May 2008 used to refinance the remaining principal balance on the original note for our corporate aircraft.

(b)	Operating leases are related to rental payments to be made under various leases for office space.

(c)	Tax receivable agreement represents our obligation to pay our founding owners 85% of realized future tax savings as previously discussed. In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are not reasonably ascertainable at this time. See “—Liquidity and Capital Resources—Distributions, Future Liquidity and Capital Needs—Tax Receivable Agreement” for more information.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our consolidated and combined financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to our interim consolidated and combined financial statements included in this quarterly report and Note 1 to our audited consolidated and combined financial statements included in our Annual Report, for a description of our accounting policies. The following is a summary of what we believe to be our most critical accounting policies and estimates:

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

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities included in this category include listed equities and listed derivatives. As required by SFAS 157, we do not adjust the quoted price for these assets or liabilities, even in situations where we may hold a large position and a sale could reasonably impact the quoted market price. While our funds may hold Level I assets and liabilities in their portfolios, as of June 30, 2008, we did not hold any Level I assets or liabilities directly or indirectly through the consolidated real estate funds.

•

Level II – Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives. While our funds may hold Level II assets and liabilities in their portfolios, as of June 30, 2008, we did not hold any Level II assets or liabilities directly or indirectly through the consolidated real estate funds.

•

Level III – Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation. Assets and liabilities that are included in this category generally include general and limited partnership interests in corporate private equity and real estate. In addition, funds not consolidated by us may hold additional types of Level III assets and liabilities, such as mezzanine funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations. While our funds may hold Level III liabilities in their portfolios, as of June 30, 2008, we did not hold any Level III liabilities directly or indirectly through the consolidated real estate funds.

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

We have established an internal control infrastructure over the valuation of financial instruments that requires ongoing independent oversight by our financial control group as well as periodic audits by our internal audit function. These management control functions are independent of the trading and investing functions. We have also established a valuation committee, comprised of individuals who are independent of our investment professionals, responsible for overseeing our fund financial control group and monitoring the pricing of our funds’ investments.

We employ adequate, qualified resources to ensure that the financial control and internal audit groups are able to function at the highest quality level. Our internal control infrastructure utilizes an effective and appropriate level of segregation of duties. Specifically, the financial control group is responsible for establishing and monitoring compliance with valuation policies, as well as reporting compliance with these policies to our Audit Committee. Our internal audit group employs a risk-based program of audit coverage to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, internal audit meets with management to evaluate and provide guidance on the existing risk framework and control environment assessments. Within the trading and investing functions, we have established policies and procedures that require approval of all new transaction types, transaction pricing sources, and fair valuation hierarchy coding within our financial reporting system. The appropriate internal and external resources with technical expertise and product, market and industry knowledge, perform independent verification of prices, profit and loss review, and validation of valuation models used for Level III pricing. The analysis used in measuring the fair value of financial instruments is generally related to the level of observable pricing inputs. For Level III inputs that are less observable, to the extent possible, procedures have been established to discuss the valuation methodology, including pricing techniques, with senior management of the trading and investing functions, compare the inputs to observable inputs for similar positions, review subsequent secondary market activities, and perform comparison of actual versus projected cash flows.

As a result of the deconsolidation of most of our funds in 2007, substantially all of our assets measured at fair value as of June 30, 2008, and December 31, 2007, are related to the deferred income receivable and the holdings of our real estate funds, which we continue to consolidate. The deferred income receivable from the offshore funds and the investments held by the real estate funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the SFAS 157 hierarchy.

The following table sets forth the fair values of assets classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

Assets Recorded at Fair Value	As of June 30, 2008	Valuation Technique
	(dollars in thousands)
Deferred income receivable, at fair value	$700,231	Deferred income receivable from the offshore funds is valued based on net asset value information provided by the underlying Och-Ziff funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments
Investments, at fair value (assets of consolidated Och-Ziff funds)	187,733	Investments, which are primarily related to holdings of the real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models

Total Level III assets, at fair value	887,964
Level III assets for which we do not bear economic exposure	(886,213)

Net Economic Exposure to Level III Assets	$1,751

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

Accordingly, a 10% change in the fair value of the investments held by the Och-Ziff funds as of June 30, 2008, would have had no impact on management fees earned and would have had an insignificant impact on incentive income for the six months ended June 30, 2008. As management fees are charged based on the fair value of assets under management subject to fees at the beginning of period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of June 30, 2008, would impact management fees by approximately $14.1 million for the three months ended September 30, 2008.

Our results are not expected to be significantly impacted by changes in fair value that impact the net gains (losses) of consolidated Och-Ziff funds in the foreseeable future as a result of the deconsolidation of substantially all of our funds in 2007.

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

Under SFAS 109, a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. The determination of whether it is more likely than not that deferred tax assets will be realized is primarily based on estimates of future taxable income, future reversals of taxable temporary differences and judgments as to tax-planning strategies we may take to prevent such benefits from expiring unused. Management regularly reviews its judgments, estimates and assumptions used when determining whether to establish a valuation allowance. As of June 30, 2008, the balance of deferred tax assets of $938.3 million was not reduced by any valuation allowance. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the taxing authorities, as well as actual operating results that vary significantly from anticipated results.

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect to measure certain financial instruments and certain other items at fair value with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an impact on our financial position or results of operations, as we did not elect to carry any items at fair value as a result of the adoption of SFAS 159.

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

Future Adoption of New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires assets acquired, liabilities assumed, contractual contingencies and contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related estimates to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) is effective for business combinations completed in periods beginning on or after December 15, 2008. SFAS 141(R) will impact how we record the acquired assets and liabilities of any future business combinations; however, the adoption of SFAS 141(R) is not expected to have a material impact on our financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the shareholders’ equity section of the consolidated balance sheets. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation be measured at fair value; and (iv) losses to be allocated to noncontrolling interest regardless of whether cumulative losses have exceeded the noncontrolling interest in the subsidiary’s capital. SFAS 160 is effective for reporting periods beginning on or after December 15, 2008. The adoption of SFAS 160 will result in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries) into shareholders’ equity at the date of adoption.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment manager for the Och-Ziff funds and managed accounts and the sensitivities to movements in the fair value of their investments which may adversely affect our management fee and incentive income.

Fair value of the financial assets and liabilities of the Och-Ziff funds and managed accounts may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. The net effect of these fair value changes impacts the net gains (losses) of consolidated Och-Ziff funds in our consolidated and combined statements of operations for the consolidated Och-Ziff fund. However, the majority of these fair value changes are absorbed by the investors of the Och-Ziff funds. To the extent the Och-Ziff funds are not consolidated, our earnings on investments in Och-Ziff funds and other entities will impact our net income (loss) in a similar way.

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

Impact on Incentive Income

Our incentive income is generally based on a percentage of profits of the various Och-Ziff funds and managed accounts, which is impacted by global market and other factors. Major factors, however, that will influence the degree of impact include (i) the performance for each individual Och-Ziff fund or managed account in relation to how the investments therein are impacted by changes in the market, and (ii) fund performance during the period of any loss carry forward or high-water mark. Consequently, incentive income cannot be readily predicted or estimated.

Market Risk

A 10% change in the fair value of the investments held by our funds as of June 30, 2008, would result in a change of approximately $3.4 billion in our assets under management, which would proportionately affect our management fee revenues and, to the extent such change was continuing as of the end of the fiscal year, could significantly affect our incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, primarily the British Pound Sterling and the Euro, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of June 30, 2008, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments which accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of June 30, 2008, based on our funds’ debt investments and obligations as of June 30, 2008, we estimate that the net effect of interest income and interest expense would not result in a material impact to our earnings. However, a tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest variable rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of June 30, 2008, our annual interest expense will increase or decrease by approximately $2.1 million.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Annual Meeting of Shareholders was held on May 27, 2008.

There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 307,586,041 Shares (comprised of 27,596,470 Class A Shares and 279,989,571 Class B Shares). The results of the vote taken at the Annual Meeting with respect to the election of the nominees to be Class I Directors were as follows:

Class I Director Nominees	For	Withheld
Allan S. Bufferd	307,524,683	61,358

Joel Frank	291,281,267	16,304,774

The Class II and Class III directors were not up for re-election and continued in office after the Annual Meeting. Those directors are Daniel Och, David Windreich, Jerome P. Kenney and Jeffrey R. Leeds.

In addition, a vote of the shareholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by the Audit Committee of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008. For the purpose of such vote, 307,537,597 Shares voted in favor of such proposal, 37,442 Shares were voted against such proposal and 11,000 Shares abstained from voting.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amended and Restated Agreement of Limited Partnership of OZ Management LP, dated as of April 10, 2008

10.2	Amended and Restated Agreement of Limited Partnership of OZ Advisors II LP, dated as of April 10, 2008

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2008

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel Frank
Joel Frank
Chief Financial Officer