Form 10-Q
period 2008-09-30
Och-Ziff Capital Management Group LLC
filed 2008-11-05
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, there were 74,138,572 Class A Shares and 279,989,571 Class B Shares outstanding.

i

In this quarterly report, references to “Och-Ziff,” “our Company,” “the Company,” “we,” “us,” or “our” refer, unless context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP, a Delaware limited partnership, which we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly-owned subsidiaries of Och-Ziff Capital Management Group LLC. References to our “founding owners” refer, collectively, to our founder, Mr. Daniel Och, our 17 other partners at the time of our initial public offering (collectively with Mr. Och, our “founding partners”) and the Ziffs. References to the “Ziffs” refer to Ziff Brothers Investments, L.L.C. and certain of its affiliates and control persons, which, together with Mr. Och, founded our business in 1994. References to our “partners” refer to our founding partners and any partners admitted after our initial public offering. References to the “Class A Shares,” refer to our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly-traded and listed on the New York Stock Exchange. References to “Class B Shares” refer to Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly-traded, are held solely by our partners and have no economic rights but entitle the holders thereof to one vote per share.

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

PART I — FINANCIAL INFORMATION

As a result of the deconsolidation of the offshore Och-Ziff funds on June 30, 2007, and the Reorganization discussed in Notes 1 and 2, certain amounts presented for the nine months ended September 30, 2008, are not comparable to amounts presented for the nine months ended September 30, 2007.

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Assets
Cash and cash equivalents	$154,614	$614,159
Income and fees receivable	15,433	646,985
Due from affiliates	3,144	1,454
Deferred income receivable, at fair value	681,455	1,044,284
Deferred income tax asset	1,008,850	935,175
Other assets, net (includes investments in Och-Ziff Funds of $24,976 and $15,996, respectively)	128,846	108,652
Assets of consolidated Och-Ziff funds:
Investments, at fair value	230,850	158,857
Other assets of Och-Ziff funds	982	754

Total Assets	$2,224,174	$3,510,320

Liabilities and Shareholders’ Deficit
Liabilities
Due to affiliates	$1,520,552	$2,419,059
Debt obligations	766,764	766,983
Profit sharing payable	19,514	73,144
Other liabilities	90,231	130,865
Liabilities of consolidated Och-Ziff funds:
Redemptions payable	—	8

Total Liabilities	2,397,061	3,390,059

Commitments and Contingencies (Note 13)
Partners’ and Others’ Interests in Consolidated Subsidiaries	230,497	293,016
Shareholders’ Deficit
Class A Shares, no par value, 1,000,000,000 shares authorized, 74,138,572 shares issued and outstanding as of September 30, 2008, and December 31, 2007	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 279,989,571 shares issued and outstanding as of September 30, 2008, and December 31, 2007	—	—
Paid-in capital	1,050,016	775,744
Retained deficit	(1,453,400)	(948,499)

Total Shareholders’ Deficit	(403,384)	(172,755)

Total Liabilities and Shareholders’ Deficit	$2,224,174	$3,510,320

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)
Revenues
Management fees	$148,976	$131,323	$441,770	$181,337
Incentive income	4,373	6,028	5,483	7,415
Other revenues	925	6,466	3,179	8,296
Income of consolidated Och-Ziff funds	2,768	3,149	7,654	534,736

Total Revenues	157,042	146,966	458,086	731,784

Expenses
Compensation and benefits	50,377	23,519	155,388	61,506
Allocations to non-equity partner interests	(3,039)	343,943	(865)	489,266
Reorganization expenses	425,585	—	1,276,753	—
Profit sharing	(305)	80,038	(1,736)	104,412
Interest expense	7,118	12,185	24,791	12,810
General, administrative and other	24,732	24,111	83,771	59,523
Expenses of consolidated Och-Ziff funds	1,043	955	2,400	341,934

Total Expenses	505,511	484,751	1,540,502	1,069,451

Other Income (Loss)
Net earnings (losses) on deferred income receivable from Och-Ziff funds	(18,776)	8,465	(18,975)	8,465
Net earnings (losses) on investments in Och-Ziff funds and other entities	(2,049)	1,104	(6,020)	42,750
Net gains (losses) of consolidated Och-Ziff funds	1,290	(2,180)	787	2,336,089

Total Other Income (Loss)	(19,535)	7,389	(24,208)	2,387,304

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(368,004)	(330,396)	(1,106,624)	2,049,637
Income taxes	14,735	8,066	22,696	15,349

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(382,739)	(338,462)	(1,129,320)	2,034,288
Partners’ and others’ interests in income of consolidated subsidiaries	313,295	(1,452)	730,957	(2,174,762)

Net Loss	$(69,444)	$(339,914)	$(398,363)	$(140,474)

Net Loss Per Class A Share
Basic	$(0.94)		$(5.37)

Diluted	$(1.07)		$(5.37)

Average Class A Shares Outstanding
Basic	74,138,572		74,138,572

Diluted	385,238,096		74,138,572

Dividends Paid per Class A Share	$0.11		$1.39

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT — UNAUDITED

	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Total Shareholders’ Deficit
	(dollars in thousands, except share amounts)
As of December 31, 2007	74,138,572	279,989,571	$775,744	$(948,499)	$(172,755)
Net loss	—	—	—	(398,363)	(398,363)
Cash dividends declared on Class A Shares	—	—	—	(103,053)	(103,053)
Dividend equivalents on restricted share units	—	—	3,485	(3,485)	—
Share-based compensation	—	—	13,033	—	13,033
Adjustment to impact of issuance of Class A Shares (See Note 1)	—	—	12,045	—	12,045
Impact of amortization of Reorganization charges on paid-in capital	—	—	245,709	—	245,709

As of September 30, 2008	74,138,572	279,989,571	$1,050,016	$(1,453,400)	$(403,384)

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
Cash Flows from Operating Activities
Net loss	$(398,363)	$(140,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Reorganization expenses	1,276,753	—
Amortization of share-based compensation	67,721	—
Amortization of deferred compensation	9,004	28,655
Depreciation and amortization	4,821	3,014
Deferred income taxes	(3,426)	448
Partners’ and others’ interests in income of consolidated subsidiaries	(730,957)	2,174,762
Operating cash flows due to changes in:
Income and fees receivable	631,552	(15,506)
Due from affiliates	(1,690)	32,537
Deferred income receivable, at fair value	362,829	(1,372)
Other assets, net	(7,218)	72,579
Assets of consolidated Och-Ziff funds	(72,221)	(5,284,466)
Due to affiliates	(287,892)	1,804
Profit sharing payable	(53,630)	(56,445)
Other liabilities	(41,374)	26,543
Liabilities of consolidated Och-Ziff funds	—	542,508

Net Cash Provided by (Used in) Operating Activities	755,909	(2,615,413)

Cash Flows from Investing Activities
Loan to joint venture partners	(11,870)	—
Repayment of loan to joint venture partners	11,870	—
Investments in joint ventures	(10,720)	—
Purchases of fixed assets	(7,416)	(4,810)

Net Cash Used in Investing Activities	(18,136)	(4,810)

Cash Flows from Financing Activities
Proceeds from term loan	—	750,000
Repayments of debt obligations	(219)	(659)
Och-Ziff Operating Group capital distributions declared prior to Reorganization	(660,793)	(468,529)
Dividends on Class A Shares	(103,053)	—
Partners’ and others’ interests in consolidated subsidiaries contributions	114,327	3,567,087
Partners’ and others’ interests in consolidated subsidiaries distributions	(547,580)	(1,046,159)

Net Cash Provided by (Used in) Financing Activities	(1,197,318)	2,801,740

Net Increase (Decrease) in Cash and Cash Equivalents	(459,545)	181,517
Cash and Cash Equivalents, Beginning of Period	614,159	23,590

Cash and Cash Equivalents, End of Period	$154,614	$205,107

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$28,729	$67,912

Income taxes	$90,818	$6,866

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

1. BUSINESS OVERVIEW, OFFERINGS AND REORGANIZATION

Business Overview

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Tokyo, Bangalore and Beijing. The Company provides investment management services to its various multi-strategy hedge funds (the “Och-Ziff funds”) and separately managed accounts on behalf of a diverse group of institutional investors worldwide, including pension and profit-sharing funds, endowments, foundations and other financial institutions. The Och-Ziff funds seek to deliver consistent, positive, risk-adjusted returns throughout market cycles, with a focus on risk management and capital preservation.

The Company’s principal sources of revenues are management fees, which are calculated based on the amount of its assets under management, and incentive income, which is calculated based on the annual performance of the Och-Ziff funds and separately managed accounts. Accordingly, for any given period, the Company’s revenues will be heavily influenced by the combination of assets under management and the annual investment performance of the Och-Ziff funds.

The Company conducts substantially all of its operations through its one reportable segment, the Och-Ziff Funds segment, which provides management and advisory services to the Company’s hedge funds and separately managed accounts. The Och-Ziff funds employ a global multi-strategy investment approach, with a focus on low volatility and the minimal use of leverage. The funds’ main investment strategies include merger arbitrage, convertible arbitrage, equity restructuring, credit and distressed investments, and private investments.

The Company’s other operations are currently comprised of its real estate business, which provides advisory services to the Company’s real estate funds. Also included in other operations are investments in new businesses established to expand the Company’s private investment platforms. The businesses and investments included in the Company’s other operations are currently not significant to the Company’s overall financial results, and do not meet the thresholds of a reportable business segment under U.S. generally accepted accounting principles (“U.S. GAAP”).

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

The net proceeds from the Offerings were used by the Och-Ziff Operating Group to acquire Och-Ziff Operating Group A Units from the Company’s founder, Daniel Och, the 17 other limited partners of the Och-Ziff Operating Group entities at the time of the Offerings (collectively, the “founding partners”) and Ziff Brothers Investments (the “Ziffs”) representing the 19.2% interest in the Och-Ziff Operating Group, which units were subsequently canceled. The founding partners and the Ziffs continue to hold the remaining 80.8% interest in the Och-Ziff Operating Group through their ownership of Och-Ziff Operating Group A Units. The Och-Ziff Operating Group B Units together with Och-Ziff Operating Group A Units represent all of the equity interests in the Och-Ziff Operating Group.

Prior to the Offerings, the Company completed a reorganization of entities under the common control of Daniel Och (the “Reorganization”), whereby ownership interests in the Och-Ziff Operating Group and the real estate management business were transferred to the Company. As part of the Reorganization, interests in the Och-Ziff Operating Group held by the founding partners and the Ziffs were reclassified as Och- Ziff Operating Group A Units. These units are exchangeable for the Company’s Class A Shares on a one-for-one basis, subject to vesting and other requirements, transfer and other restrictions and certain adjustments.

Prior to the Reorganization, income allocations to the founding partners other than Mr. Och and to the Ziffs were recorded as expenses within allocations to non-equity partner interests and profit sharing, respectively, in the consolidated and combined statements of operations. For periods following the Reorganization, allocations to Och-Ziff Operating Group A Units are recorded within partners’ and others’ interests in income of consolidated subsidiaries in the consolidated and combined statements of operations, as these equity interests are held directly in the Och-Ziff Operating Group.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

Adjustment to Impact of Issuance of Class A Shares

At the time of the Offerings, the Company recorded an increase to paid-in capital in the amount of $937.7 million related to deferred tax assets created as a result of the sale of the partners’ equity interests in the Och-Ziff Operating Group to the public and DIC Sahir. This deferred tax asset is derived from the purchase of goodwill recognized for tax purposes that is expected to subsequently be amortized and result in future taxable deductions and cash savings to the Company. In addition, the Company entered into a tax receivable agreement to pay 85% of these tax savings to the partners; therefore, a liability in the amount of $797.1 million was established at the time of the Offerings. During the 2008 third quarter, the Company finalized valuations needed to estimate the future taxable deductions created in connection with the sale of the partners’ equity interests in the Och-Ziff Operating Group to the public and DIC Sahir, which resulted in an increase to the deferred tax assets of $80.3 million, offset by an increase to the liability for amounts payable under the tax receivable agreement of $68.3 million and an increase to paid-in capital of $12.0 million.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements of the Company. The most critical of these estimates are related to fair value measurements of the assets and liabilities of the Company and the Och-Ziff funds, the accounting treatment for variable interest entities and the realizability of deferred tax assets. While management believes that the estimates utilized in preparing the consolidated and combined financial statements are reasonable and prudent, actual results could differ materially from those estimates.

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

Substantially all of the Och-Ziff funds were consolidated through December 31, 2006, as a result of the Company holding a controlling financial interest in such funds. As of January 1, 2007, the Company no longer consolidated most of the domestic Och-Ziff funds due to substantive rights afforded to the unaffiliated limited partners of these funds. In addition, as of June 30, 2007, the Company no longer consolidated any of the offshore Och-Ziff funds due to similar changes made to the rights of the unaffiliated shareholders of these funds. Accordingly, activity through such date related to the offshore Och-Ziff funds is included in the Company’s consolidated and combined statements of operations and statements of cash flows.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect to measure certain financial instruments and certain other items at fair value with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an impact on the Company’s financial position or results of operations, as the Company did not elect to carry any items at fair value as a result of the adoption of SFAS 159.

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

Future Adoption of Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires assets acquired, liabilities assumed, contractual contingencies and contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related estimates to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) is effective for business combinations completed in periods beginning on or after December 15, 2008. SFAS 141(R) will impact how the Company records the acquired assets and liabilities of any future business combinations; however, the adoption of SFAS 141(R) is not expected to have an impact on the Company’s financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the shareholders’ deficit section of the consolidated balance sheets. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation to be measured at fair value; and (iv) losses to be allocated to the noncontrolling interest regardless of whether cumulative losses have exceeded the noncontrolling interest in the subsidiary’s capital. SFAS 160 is effective for reporting periods beginning on or after December 15, 2008. The adoption of SFAS 160 will result in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries) into shareholders’ deficit at the date of adoption. In addition, as a result of our adoption of SFAS 160, the Company will no longer absorb losses when cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interest in the subsidiary’s capital.

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

SEPTEMBER 30, 2008

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of the classification of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

As of September 30, 2008, the Company did not have any liabilities carried at fair value. The following table summarizes the Company’s assets carried at fair value within the SFAS 157 fair value hierarchy levels as of September 30, 2008:

	Level I	Level II	Level III	Total
	(dollars in thousands)
Deferred income receivable, at fair value	$—	$—	$681,455	$681,455
Investments, at fair value	$—	$—	$230,850	$230,850

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

The following table summarizes the changes in the Company’s Level III assets for the three months ended September 30, 2008:

	Deferred Income Receivable, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of June 30, 2008	$700,231	$187,733	$887,964
Net losses on deferred income receivable from Och-Ziff funds	(18,776)	—	(18,776)
Net gains of consolidated Och-Ziff funds	—	1,290	1,290
Collection of deferred income receivable	—	—	—
Investment purchases, net	—	41,827	41,827

As of September 30, 2008	$681,455	$230,850	$912,305

Amounts related to assets that continue to be held as of September 30, 2008:
Net losses on deferred income receivable from Och-Ziff funds	$(18,776)	$—	$(18,776)
Net gains of consolidated Och-Ziff funds	—	1,290	1,290

Total	$(18,776)	$1,290	$(17,486)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

The following table summarizes the changes in the Company’s Level III assets for the nine months ended September 30, 2008:

	Deferred Income Receivable, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2007	$1,044,284	$158,857	$1,203,141
Net losses on deferred income receivable from Och-Ziff funds	(18,975)	—	(18,975)
Net gains of consolidated Och-Ziff funds	—	787	787
Collection of deferred income receivable	(343,854)	—	(343,854)
Investment purchases, net	—	71,206	71,206

As of September 30, 2008	$681,455	$230,850	$912,305

Amounts related to assets that continue to be held as of September 30, 2008:
Net losses on deferred income receivable from Och-Ziff funds	$(18,975)	$—	$(18,975)
Net losses of consolidated Och-Ziff funds	—	(473)	(473)

Total	$(18,975)	$(473)	$(19,448)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

4. CONSOLIDATED OCH-ZIFF FUNDS

As a result of the deconsolidation of the offshore Och-Ziff funds on June 30, 2007, the amounts presented for income, expenses and net gains (losses) of consolidated Och-Ziff funds for the nine months ended September 30, 2008, have decreased significantly compared to the nine months ended September 30, 2007.

The following table presents the components of income, expenses and net gains (losses) of consolidated Och-Ziff funds as reported in the consolidated and combined statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Income of Consolidated Och-Ziff Funds
Interest income	$73	$111	$108	$416,040
Dividend income	—	1	—	78,437
Other revenues of Och-Ziff funds	2,695	3,037	7,546	40,259

Total Income of Consolidated Och-Ziff Funds	$2,768	$3,149	$7,654	$534,736

Expenses of Consolidated Och-Ziff Funds
Interest expense	$—	$38	$—	$152,104
Dividend expense	—	1	—	102,291
Stock loan fees	—	1	—	59,335
Other expenses of Och-Ziff funds	1,043	915	2,400	28,204

Total Expenses of Consolidated Och-Ziff Funds	$1,043	$955	$2,400	$341,934

Net Gains (Losses) of Consolidated Och-Ziff Funds
Net realized gains (losses) on investments	$—	$(207)	$1,679	$1,755,140
Net unrealized gains (losses) on investments	1,290	(1,801)	(892)	554,643
Net realized and unrealized foreign currency losses	—	(5)	—	(24,407)
Net realized and unrealized gains (losses) on derivative contracts	—	(167)	—	50,713

Total Net Gains (Losses) of Consolidated Och-Ziff Funds	$1,290	$(2,180)	$787	$2,336,089

5. OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Computer hardware and software	17,513	14,349
Leasehold improvements	17,595	14,608
Furniture, fixtures and equipment	3,030	2,428
Accumulated depreciation and amortization	(18,004)	(14,409)

Fixed assets, net	42,734	39,576
Investments in Och-Ziff funds	24,976	15,996
Goodwill	22,691	22,691
Current income taxes receivable	10,196	5,835
Investments in joint ventures	8,746	—
Intangible assets, net	6,043	6,605
Prepaid expenses	3,477	5,508
Other	9,983	12,441

Total Other Assets, Net	$128,846	$108,652

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Compensation payable	$30,344	$8,215
Deferred income tax liability	20,397	30,110
Unearned revenues	11,553	13,753
Current income taxes payable	10,458	63,724
Interest payable	6,772	11,258
Other	10,707	3,805

Total Other Liabilities	$90,231	$130,865

6. RESTRICTED SHARE UNITS

A restricted share unit (“RSU”) entitles the holder to receive a Class A Share or cash equal to the fair value of a Class A Share, at the election of the Company’s Board of Directors, upon completion of the requisite service period. RSUs outstanding as of a dividend record date are entitled to receive dividend equivalents declared by the Company throughout the RSU vesting period. These dividend equivalents are subject to forfeiture in the event the underlying RSU is forfeited. The Company recognizes compensation expense equal to the market value of the Company’s Class A Shares at the date of grant, adjusted for forfeiture assumptions, on a straight-line basis over the requisite service period. As of September 30, 2008, total unrecognized compensation expense related to RSUs was approximately $354.8 million with a weighted average amortization period of 3.4 years.

Prior to the Company’s initial public offering on November 14, 2007, the Company did not award any RSUs. The following table presents activity related to the Company’s RSUs through September 30, 2008:

	Number of RSUs	Weighted-Average Grant Date Fair Value
As of December 31, 2007	13,959,579	$31.91
Granted	2,906,646	19.46
Forfeited	(989,710)	31.29

As of September 30, 2008	15,876,515	$28.97

7. DEBT OBLIGATIONS

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

8. PARTNERS’ AND OTHERS’ INTERESTS IN INCOME OF CONSOLIDATED SUBSIDIARIES

Partners’ and others’ interests in consolidated subsidiaries represent the ownership interests in the Company’s consolidated subsidiaries held by the Company’s partners and entities or persons other than the Company. In accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements, when cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interest in the subsidiary’s capital, the excess is charged against the Company’s retained deficit, except in cases where an interest holder has a binding obligation to make good on such losses, in which case such balance is recorded within other assets. Subsequent profits earned by a subsidiary for which excess losses were charged against the Company’s retained deficit are allocated to the Company’s retained deficit until the prior losses are completely offset. Once such prior excess loss charges have been completely offset, subsequent profits are allocated on a pro rata basis between the Company on the one hand and the partners and other holders of interests in consolidated subsidiaries on the other. As a result, the amount that is ultimately recognized as partners’ and others’ interests in income of consolidated subsidiaries will fluctuate each period as a percentage of income (loss) before partners’ and others’ interests in income of consolidated subsidiaries.

The following table presents the changes in partners’ and others’ interests in consolidated subsidiaries:

	Och-Ziff Operating Group A Units (Partners and Ziffs)	Consolidated Funds (Fund Investors)	Other	Total
	(dollars in thousands)
As of December 31, 2007	$134,750	$158,266	$—	$293,016
Impact of amortization of Reorganization charges on partners’ and others’ interests in income of consolidated subsidiaries	1,031,044	—	—	1,031,044
Impact of share-based compensation on partners’ and others’ interests in income of consolidated subsidiaries	54,688	—	—	54,688
Net capital contributions (distributions)	(500,043)	66,472	16,277	(417,294)
Impact of dividend equivalents on RSUs on retained deficit component	(14,622)	—	—	(14,622)
Impact of dividend equivalents on RSUs on paid-in capital component	14,622	—	—	14,622
Partners’ and others’ interests in income of consolidated subsidiaries:
Income (loss) allocated to partners’ and others’ interests in income of consolidated subsidiaries	(888,856)	5,759	(16,814)	(899,911)
Partners’ and others’ deficit charged against the Company’s retained deficit	168,417	—	537	168,954

Partners’ and others’ interests in income of consolidated subsidiaries	(720,439)	5,759	(16,277)	(730,957)

As of September 30, 2008	$—	$230,497	$—	$230,497

Excess cumulative losses applicable to partners’ and others’ deficit charged against the Company’s retained deficit	$430,899	$—	$3,828	$434,727

Paid-in capital of the Och-Ziff Operating Group is allocated pro rata between the Och-Ziff Operating Group A Units, which interest is reflected within partners’ and others’ interests in consolidated subsidiaries, and Och-Ziff Operating Group B Units, which interests are reflected within the Company’s paid-in capital. As a result, increases in the Och-Ziff Operating Group’s paid-in capital resulting from the amortization of share-based compensation and Reorganization expenses is allocated pro rata between partners’ and others’ interests in consolidated subsidiaries and the Company’s paid-in capital.

Earnings of the Och-Ziff Operating Group are allocated on a pro rata basis between the Och-Ziff Operating Group A Units, which interests are reflected within partners’ and others’ interests in the income of consolidated subsidiaries, and Och-Ziff Operating Group B Units, which interests are reflected within the Company’s retained deficit. As a result, any dividend equivalents declared on RSUs are recorded as reductions in the Company’s retained deficit and the retained deficit component of partners’ and others’ interests in consolidated subsidiaries on the same pro rata basis as earnings of the Och-Ziff Operating Group are allocated. Dividend equivalents declared on outstanding RSUs to date were awarded in the form of an additional 896,309 RSUs. These dividend equivalents will vest if and when the related underlying RSUs vest; therefore, the reductions in retained deficit discussed above have been offset by an increase to the Company’s paid-in capital and the paid-in capital component of partners’ and others’ interests in consolidated subsidiaries.

As dividend equivalents on outstanding RSUs are contingent upon the vesting of the underlying RSUs, a forfeiture provision has been included in the accrual of such dividend equivalents.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

9. GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated and combined statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Professional services	$8,841	$13,306	$30,125	$29,049
Occupancy and equipment	5,165	3,936	13,271	11,765
Business development	3,562	2,187	9,926	6,467
Information processing and communications	4,207	3,179	11,811	7,988
Other expenses	3,639	1,503	10,493	4,254

	25,414	24,111	75,626	59,523
Changes in tax receivable agreement liability	(682)	—	8,145	—

Total General, Administrative and Other	$24,732	$24,111	$83,771	$59,523

10. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to Class A shareholders by the weighted-average number of Class A Shares outstanding for the period. Diluted EPS assumes the conversion of dilutive securities. The following table presents the computation of basic and diluted EPS:

	Net Earnings Applicable to Class A Shareholders	Weighted Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended September 30, 2008
Basic EPS	$(69,444)	74,138,572	$(0.94)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	(341,568)	311,099,524		—
Class A Restricted Share Units	—	—		15,876,515

Diluted EPS	$(411,012)	385,238,096	$(1.07)

Nine Months Ended September 30, 2008
Basic EPS	$(398,363)	74,138,572	$(5.37)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		311,099,524
Class A Restricted Share Units	—	—		15,876,515

Diluted EPS	$(398,363)	74,138,572	$(5.37)

EPS for the three and nine months ended September 30, 2007, is not presented, as the Company was not publicly owned and had a sole equity holder entitled to all earnings. The Company’s Class B Shares represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no EPS related to the Company’s Class B Shares.

11. INCOME TAXES

Income Taxes

The computation of the effective tax rate and provision at each interim period requires use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of September 30, 2008. The estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as tax laws and regulations change. Additionally, the Company does not record incentive income in its interim financial statements, other than incentive income recorded during a given interim period as a result of investor redemptions during the period. Accordingly, the effective tax rate for interim periods is not indicative of the tax rate expected for a full year.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, a portion of the income earned by the Company is subject to corporate-level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes for the three and nine months ended September 30, 2008, includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of -26.9% and -6.0%, respectively. These effective tax rates were driven primarily by the following: (i) a portion of the income earned by the Company is subject to U.S. federal, state and local corporate income taxes; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the founding partners’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

There have been no material changes to the liability for uncertain tax positions for the three and nine months ended September 30, 2008.

12. RELATED PARTY TRANSACTIONS

Due to Affiliates

The following table presents the components of due to affiliates as reported in the consolidated balance sheets:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Amounts payable under tax receivable agreement	$873,591	$797,055
Och-Ziff Operating Group distributions declared prior to Reorganization	421,879	1,100,069
Allocations to non-equity partner interests payable	225,082	521,935

Total Due To Affiliates	$1,520,552	$2,419,059

Management Fees and Incentive Income Earned from Och-Ziff Funds

The Company earns substantially all of its management fees and incentive income directly from the Och-Ziff funds, which are considered related parties, as the Company manages the operations of and makes investment decisions for these funds. Management fees related to the real estate funds included within the Company’s other operations are collected directly from the investors in those funds and, therefore, are not considered revenues earned from related parties. Incentive income is generally recorded at the end of the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

fourth quarter of each year, when all contingencies have been resolved. The only incentive income recognized during interim periods relates to fund investor redemptions during the period. The following table presents management fees and incentive income earned from related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Management fees	$144,682	$127,025	$428,681	$168,343
Incentive income	$4,373	$6,028	$5,483	$7,415

Management Fees Earned from Affiliates and Waived Fees

For the three and nine months ended September 30, 2008, the Company earned management fees on investments in the Och-Ziff funds by partners and other related parties of $5.8 million and $17.1 million, respectively. The Company did not earn any management fees related to investments by partners and other related parties during the three and nine months ended September 30, 2007, as prior to the Offerings the Company did not charge management fees or earn incentive income on investments made by partners, employees and other affiliates in the Och-Ziff funds. Following the Offerings, the Company waives management fees and incentive income for investments made by employees, certain other related parties, amounts invested by the founding partners prior to the Offerings and the reinvestment of deferred incentive income by the founding partners. As a result, management fees of $5.0 million and $5.9 million were waived during the three months ended September 30, 2008 and 2007, respectively, and $15.8 million and $20.4 million during the nine months ended September 30, 2008 and 2007, respectively.

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $97 thousand and $182 thousand for Mr. Och’s personal use of the corporate aircraft based on market rates for the use of a private aircraft for the three months ended September 30, 2008 and 2007, respectively and $367 thousand and $506 thousand for the nine months ended September 30, 2008 and 2007, respectively.

13. COMMITMENTS AND CONTINGENCIES

Tax Receivable Agreement

The purchase of Och-Ziff Operating Group A Units from the partners and the Ziffs with the proceeds from the Offerings, as well as future taxable exchanges by the partners and the Ziffs of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), are expected to result in an increase in the tax basis of the tangible and intangible assets of the Och-Ziff Operating Group that would not otherwise have been available. As a result, the Company expects that in future periods, the amount of tax that it otherwise would have been required to pay will be reduced. Pursuant to the tax receivable agreement entered into among the Company, the partners and the Ziffs, the Company has agreed to pay to the partners and the Ziffs 85% of the amount of tax savings actually realized by the Company.

The Company recorded its estimate of future payments under the tax receivable agreement by recording a decrease to paid-in capital and an increase in amounts due to affiliates in the consolidated and combined financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings within general, administrative and other expenses in the consolidated and combined statements of operations. For the three and nine months ended September 30, 2008, the Company recorded a decrease of $682 thousand and increase of $8.1 million, respectively, to the liability for future payments under the tax receivable agreement as a result of a change in the underlying assumptions used to determine the expected future tax savings.

The estimate and timing of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Och-Ziff Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The timing and amount of any actual payments under the tax receivable agreement will vary based upon a number of factors.

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Tokyo, Bangalore and Beijing. During the first nine months of 2008, the Company entered into new operating leases for office space in various locations. Future minimum rental commitments under the Company’s lease contracts are:

Minimum Rental Commitments
(dollars in thousands)
October 1, 2008 - December 31, 2008	$2,212
2009	16,468
2010	18,343
2011	17,520
2012	17,520
Thereafter	130,230

Total Minimum Rental Commitments	$202,293

Litigation

From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject, from time to time in the ordinary course of business, to reviews, inquiries and investigations by regulatory agencies that have regulatory authority over the Company’s business activities. The Company is currently not subject to any pending judicial, administrative or arbitration proceedings that are expected to have a material impact on the Company’s results of operations or financial condition.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

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

14. SEGMENT INFORMATION

The Och-Ziff Funds segment represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The Och-Ziff Funds segment provides management and advisory services to the Company’s hedge funds and separately managed accounts.

The Company’s other operations are currently comprised of its real estate business, which manages and provides advisory services to the Company’s real estate funds. Also included in other operations are investments in new businesses established to expand the Company’s private investment platforms. The businesses and investments included in the Company’s other operations are currently not significant to its overall financial results and are not included in the performance measure of the Och-Ziff Funds segment, Economic Income. Management does not regularly review assets by segment in assessing segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment.

Och-Ziff Funds Segment

Economic Income is a pre-tax measure of the performance of the Och-Ziff Funds segment that (i) presents the segment’s results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds, (ii) recognizes the full amount of cash compensation as an expense on the date it is awarded irrespective of any requisite service period or deferral, and (iii) excludes the following: Reorganization expenses, equity-based compensation expense, allocations to non-equity partner interests, profit sharing, net earnings (losses) on investments in and deferred income receivable from the Och-Ziff funds and other entities, depreciation, changes in tax receivable agreement liability, income taxes and partners’ and others’ interests in income of consolidated subsidiaries. Management uses Economic Income to evaluate the performance of and make operating decisions for the Och-Ziff Funds segment. Management believes that investors should review the same performance measure that it uses to analyze the Company’s core business performance. Please see the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Economic Income.

Prior to the third quarter of 2007, interest income and interest expense were insignificant and excluded from Economic Income. As a result of the increase in interest expense related to the Company’s $750 million term loan entered into in July 2007, interest expense is now included in Economic Income. Separately, interest income is now also included in Economic Income. Amounts in the prior periods have been restated to present Economic Income on a comparable basis.

Prior to the second quarter of 2008, the full grant-date fair value of equity-based compensation awarded to employees, excluding RSU awards made at the time of the Offerings, was recorded as bonus expense on the grant date of the award within compensation and benefits when calculating Economic Income. Beginning in the second quarter of 2008, the Company no longer records expenses related to equity-based compensation within Economic Income. As a result of this change, bonus expense of $1.8 million related to the fair value of RSUs awarded and recorded in the first quarter of 2008 has been excluded from compensation expense for the nine months ended September 30, 2008, to present Economic Income on a comparable basis.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

The following table presents Economic Income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Economic Income Revenues
Management fees	$147,747	$130,011	$438,034	$341,799
Incentive income	4,373	6,028	5,483	11,968
Other revenues	919	6,387	3,149	8,087

Total Economic Income Revenues	153,039	142,426	446,666	361,854

Economic Income Expenses
Compensation and benefits	28,813	17,589	76,989	47,550
Non-compensation expenses	30,463	35,094	94,967	68,833

Total Economic Income Expenses	59,276	52,683	171,956	116,383

Economic Income	$93,763	$89,743	$274,710	$245,471

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

The tables below present the Och-Ziff Funds Economic Income, other operations and the related adjustments necessary to reconcile the Och-Ziff Funds Economic Income to the Company’s consolidated and combined net income (loss). For a description of these adjustments, see the notes following the tables.

	Och-Ziff Funds Economic Income	Other Operations	Reconciling Adjustments
			Funds Consolidation	Other Adjustments		Total Company
Three Months Ended September 30, 2008
	(dollars in thousands)
Revenues
Management fees	$147,747	$1,312	$(83)	$—		$148,976
Incentive income	4,373	—	—	—		4,373
Other revenues	919	6	—	—		925
Income of consolidated Och-Ziff funds	—	2,696	72	—		2,768

Total Revenues	153,039	4,014	(11)	—		157,042

Expenses
Compensation and benefits	28,813	1,878	—	19,686	(a)(b)	50,377
Allocations to non-equity partner interests	—	—	—	(3,039	)(c)	(3,039)
Reorganization expenses	—	—	—	425,585	(d)	425,585
Profit sharing	—	—	—	(305	)(e)	(305)
Interest expense	7,118	—	—	—		7,118
General, administrative and other	23,345	472	—	915	(f)	24,732
Expenses of consolidated Och-Ziff funds	—	897	146	—		1,043

Total Expenses	59,276	3,247	146	442,842		505,511

Other Income (Loss)
Net losses on investments in and deferred income receivable from Och-Ziff funds and other entities	—	(1,544)	—	(19,281	)(g)	(20,825)
Net gains (losses) of consolidated Och-Ziff funds	—	1,859	(569)	—		1,290

Total Other Income (Loss)	—	315	(569)	(19,281)		(19,535)

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	93,763	1,082	(726)	(462,123)		(368,004)
Income taxes	—	19	—	14,716	(f)	14,735

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	93,763	1,063	(726)	(476,839)		(382,739)
Partners’ and others’ interests in income of consolidated subsidiaries	—	(3,876)	726	316,445	(f)	313,295

Net Income (Loss)	$93,763	$(2,813)	$—	$(160,394)		$(69,444)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

Three Months Ended September 30, 2007	Och-Ziff Funds Economic Income		Reconciling Adjustments
		Other Operations	Funds Consolidation	Other Adjustments		Total Company
	(dollars in thousands)
Revenues
Management fees	$130,011	$1,312	$—	$—		$131,323
Incentive income	6,028	—	—	—		6,028
Other revenues	6,387	79	—	—		6,466
Income of consolidated Och-Ziff funds	—	3,037	112	—		3,149

Total Revenues	142,426	4,428	112	—		146,966

Expenses
Compensation and benefits	17,589	(710)	—	6,640	(a)(b)	23,519
Allocations to non-equity partner interests	—	304	—	343,639	(c)	343,943
Profit sharing	—	87	—	79,951	(e)	80,038
Interest expense	12,185	—	—	—		12,185
General, administrative and other	22,909	177	—	1,025	(f)	24,111
Expenses of consolidated Och-Ziff funds	—	895	60	—		955

Total Expenses	52,683	753	60	431,255		484,751

Other Income (Loss)
Net earnings (losses) on investments in and deferred income receivable from Och-Ziff funds and other entities	—	—	(24)	9,593	(g)	9,569
Net losses of consolidated Och-Ziff funds	—	(1,889)	(291)	—		(2,180)

Total Other Income (Loss)	—	(1,889)	(315)	9,593		7,389

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	89,743	1,786	(263)	(421,662)		(330,396)
Income taxes	—	68	—	7,998	(f)	8,066

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	89,743	1,718	(263)	(429,660)		(338,462)
Partners’ and others’ interests in income of consolidated subsidiaries	—	(1,715)	263	—		(1,452)

Net Income (Loss)	$89,743	$3	$—	$(429,660)		$(339,914)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

Nine Months Ended September 30, 2008	Och-Ziff Funds Economic Income	Other Operations	Reconciling Adjustments
			Funds Consolidation	Other Adjustments		Total Company
	(dollars in thousands)
Revenues
Management fees	$438,034	$3,934	$(198)	$—		$441,770
Incentive income	5,483	—	—	—		5,483
Other revenues	3,149	30	—	—		3,179
Income of consolidated Och-Ziff funds	—	7,548	106	—		7,654

Total Revenues	446,666	11,512	(92)	—		458,086

Expenses
Compensation and benefits	76,989	2,969	—	75,430	(a)(b)	155,388
Allocations to non-equity partner interests	—	—	—	(865	)(c)	(865)
Reorganization expenses	—	—	—	1,276,753	(d)	1,276,753
Profit sharing	—	—	—	(1,736	)(e)	(1,736)
Interest expense	24,791	—	—	—		24,791
General, administrative and other	70,176	1,194	—	12,401	(f)	83,771
Expenses of consolidated Och-Ziff funds	—	1,891	509	—		2,400

Total Expenses	171,956	6,054	509	1,361,983		1,540,502

Other Income (Loss)
Net losses on investments in and deferred income receivable from Och-Ziff funds and other entities	—	(6,144)	—	(18,851	)(g)	(24,995)
Net gains (losses) of consolidated Och-Ziff funds	—	2,761	(1,974)	—		787

Total Other Income (Loss)	—	(3,383)	(1,974)	(18,851)		(24,208)

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	274,710	2,075	(2,575)	(1,380,834)		(1,106,624)
Income taxes	—	226	—	22,470	(f)	22,696

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	274,710	1,849	(2,575)	(1,403,304)		(1,129,320)
Partners’ and others’ interests in income of consolidated subsidiaries	—	(9,455)	2,575	737,837	(f)	730,957

Net Income (Loss)	$274,710	$(7,606)	$—	$(665,467)		$(398,363)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

Nine Months Ended September 30, 2007	Och-Ziff Funds Economic Income	Other Operations	Reconciling Adjustments
			Funds Consolidation	Other Adjustments		Total Company
	(dollars in thousands)
Revenues
Management fees	$341,799	$3,934	$(164,396)	$—		$181,337
Incentive income	11,968	—	(4,553)	—		7,415
Other revenues	8,087	209	—	—		8,296
Income of consolidated Och-Ziff funds	—	6,355	528,381	—		534,736

Total Revenues	361,854	10,498	359,432	—		731,784

Expenses
Compensation and benefits	47,550	915	—	13,041	(a)(b)	61,506
Allocations to non-equity partner interests	—	665	—	488,601	(c)	489,266
Profit sharing	—	204	—	104,208	(e)	104,412
Interest expense	12,810	—	—	—		12,810
General, administrative and other	56,023	487	—	3,013	(f)	59,523
Expenses of consolidated Och-Ziff funds	—	1,526	340,408	—		341,934

Total Expenses	116,383	3,797	340,408	608,863		1,069,451

Other Income (Loss)
Net earnings (losses) on investments in and deferred income receivable from Och-Ziff funds and other entities	—	—	(186,580)	237,795	(g)	51,215
Net gains (losses) of consolidated Och-Ziff funds	—	(1,289)	2,337,378	—		2,336,089

Total Other Income (Loss)	—	(1,289)	2,150,798	237,795		2,387,304

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	245,471	5,412	2,169,822	(371,068)		2,049,637
Income taxes	—	103	—	15,246	(f)	15,349

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	245,471	5,309	2,169,822	(386,314)		2,034,288
Partners’ and others’ interests in income of consolidated subsidiaries	—	(4,940)	(2,169,822)	—		(2,174,762)

Net Income (Loss)	$245,471	$369	$—	$(386,314)		$(140,474)

The following is a summary of the adjustments made to U.S. GAAP net income (loss) for the Och-Ziff Funds segment to arrive at Economic Income for the segment:

Funds Consolidation. Economic Income reflects management fees and incentive income earned from each of the Company’s hedge funds and separately managed accounts, excluding the Company’s real estate funds and investments in new businesses, which are included within the Company’s other operations. The impacts of consolidation and the related eliminations of the Och-Ziff funds are not included in Economic Income. Management fees and incentive income earned by the offshore Och-Ziff funds segment prior to June 30, 2007, were eliminated in consolidation. The Company deconsolidated these funds on June 30, 2007.

Other Adjustments. Economic Income is calculated by:

(a)	recognizing deferred cash compensation expense in full in the period in which it is awarded, as management determines the total amount of compensation based on the Company’s performance in the year of the award.

(b)	excluding equity-based compensation expense, as management does not consider these expenses when evaluating Economic Income for the Och-Ziff Funds segment.

(c)	excluding allocations to non-equity partner interests. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Company’s non-equity founding partners for periods prior to the Reorganization. For these periods, allocations to the founding partners, other than Mr. Och, were treated as expenses for U.S. GAAP purposes. Following the Reorganization, only allocations related to earnings on previously deferred incentive income allocations to non-equity partner interests are incurred and these allocations are excluded from Economic Income.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2008

(d)	excluding Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the founding partners and the Ziffs prior to the Reorganization into Och-Ziff Operating Group A Units.

(e)	excluding the profit sharing expenses related to the Ziffs’ interest in the Company. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Ziffs for periods prior to the Reorganization. Following the Reorganization, only profit sharing expenses related to the allocation of earnings on previously deferred incentive income allocations to the Ziffs are incurred and these allocations are excluded from Economic Income.

(f)	excluding depreciation, changes in the tax receivable agreement liability, income taxes and partners’ and others’ interests in income of consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment.

(g)	excluding the net earnings (losses) on the deferred income receivable from Och-Ziff funds and net earnings (losses) on investments in Och-Ziff funds and other entities, as these amounts primarily relate to earnings (losses) on amounts due to affiliates for deferred or reinvested incentive income previously allocated to the founding partners and the Ziffs, and earnings (losses) on amounts due to employees under deferred cash compensation arrangements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission on March 26, 2008, which we refer to as our “Annual Report,” and as updated in “Part II—Item 1A. Risk Factors,” of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report.

Business Overview

We are a leading global alternative asset management firm with offices in New York, London, Hong Kong, Tokyo, Bangalore and Beijing. We provide investment management services to our various multi-strategy hedge funds and separately managed accounts on behalf of a diverse group of institutional investors worldwide, including pension and profit-sharing funds, endowments, foundations and other financial institutions. We were founded in 1994 by Daniel Och in partnership with Ziff Brothers Investments with the goal of building an enduring, world class investment management business. Since our inception, we have managed our business with a global perspective, taking advantage of investment opportunities wherever they arise. We have been among the pioneers of the hedge fund industry in building out a global investment platform, and currently have approximately 450 employees, including approximately 170 investment professionals, worldwide.

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

We conduct substantially all of our operations through our one reportable segment, the Och-Ziff Funds segment, which provides management and advisory services to our hedge funds and separately managed accounts, excluding substantially all of our real estate funds. Our funds employ a global multi-strategy investment approach, with low volatility and minimal use of leverage. Our funds’ main investment strategies include merger arbitrage, convertible arbitrage, equity restructuring, credit and distressed investments, and private investments. The following are our most significant funds:

•	OZ Master Fund — Our flagship fund, a global multi-strategy fund that participates in all our investment strategies across all the geographies in which we invest.

•	OZ Europe Master Fund — A multi-strategy fund focused on investments in Europe.

•	OZ Asia Master Fund — A multi-strategy fund focused on investments in Asia.

•

OZ Global Special Investments Master Fund — A fund focused on private investments that will allow us to increase the investment strategies and geographic reach we can offer our fund investors, which is a central component of our growth strategy.

Our other operations are currently comprised of our real estate business, which provides advisory services to our real estate funds. Investments in new businesses established to expand our private investment platforms are also included in other operations. For example, our investment in Africa Management Limited, our joint venture with Mvelaphanda Holdings (Proprietary) Limited and Palladino Holdings Limited, is included in other operations. These other operations, which are in early growth stages and currently not material to our overall financial results, do not meet the thresholds of a reportable business segment under U.S. generally accepted accounting principles (“U.S. GAAP”).

Our operations, including our growth and expansion, have been financed primarily by cash flow generated by our business. Our principal sources of revenues are management fees, which are based on the amount of our assets under management, and incentive income, which is based on the annual investment performance of our funds. Accordingly, for any given fiscal period, our revenues will be driven by the combination of assets under management and the investment performance of our funds.

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

Factors Affecting Our Business

Conditions in the global financial markets were unprecedented during the third quarter of 2008, particularly during the month of September. The global financial system experienced an erosion of investor confidence, which led to record volatility and substantial declines in the global equity markets. Global credit markets experienced a dramatic widening of credit spreads in virtually every credit-linked asset class, which resulted in elevated volatility and lack of liquidity. These factors exacerbated the flight to high quality, low risk assets and resulted in a historically unprecedented decline in value for virtually every asset class worldwide. Global recessionary fears increased, further eroding business and consumer confidence. Oil and commodity prices declined significantly, while the U.S. dollar increased in value against other major currencies as a result of the flight to quality.

The third quarter was one of the most difficult on record for the hedge fund industry, with substantial declines in investment performance and increased redemptions experienced by many participants due to the impact of the global market dislocation as described above. However, we believe that the secular growth drivers remain intact for larger firms like ours that have consistently continued to deliver performance both on an absolute basis and when compared with key global equity index benchmarks. We believe institutional investors will continue to allocate a portion of their capital to leading alternative asset managers in order to diversify their investments and enhance their returns. This should result in market share gains for those managers.

We believe the economic environment, which is causing volatile financial markets and impacting both investor confidence and their ability to meet ongoing obligations, may result in elevated redemptions for the hedge fund industry globally. This may result in additional redemptions from our funds, regardless of our investment performance. Additionally, continued high levels of volatility have impacted investment performance in the industry as well as our performance. However, we remain a leader in generating absolute returns, significantly outperforming the major equity markets during the third quarter and year-to-date, and we believe our track record positions us to experience lower redemptions than the industry as a whole, and to gain a greater share of new inflows as the capital markets recover. In addition, we believe that our methodologies and the structure of our business position us to capitalize on the substantial investment opportunities we see arising from current economic conditions, which we believe will contribute to the expansion of our business and earnings as the capital markets recover.

Our ability to grow revenues and expand our business is dependent on attracting new assets under management from existing and new investors. Our success in doing so is dependent on our ability to preserve capital and successfully extend our investment performance track record. There are several market and industry factors which can impact our ability to attract new assets and generate consistent, positive, risk-adjusted returns. These factors include the following:

•

Institutional Investor Demand for Hedge Fund Products. Historically, the increasing demand for hedge fund products by institutional investors has been one of the main drivers of secular growth in the hedge fund industry. Higher institutional demand has been driven by several factors, including the pursuit of higher returns compared to those generated by traditional equity and fixed income strategies, the desire to diversify by allocating capital to asset managers whose investment returns have a low correlation to the broader equity markets, and an increased level of comfort with hedge fund investments as the industry increased in size and scope.

As discussed above, the challenging market conditions in the third quarter of 2008 resulted in increased redemptions across the hedge fund industry as institutions rebalanced or reduced their exposures, and we have not been immune to this trend. However, we believe institutional investors will continue to allocate a portion of their capital to leading alternative asset managers to diversify their investment strategies and enhance their returns, which should result in market share gains and growth over the long-term for larger, well established alternative asset managers with established track records.

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

The market dislocations that began in the third quarter of 2007 and accelerated in the third quarter of 2008, and the associated flight to high-quality, low-risk assets, have caused a significant decline in equity and fixed income asset values, record price volatility and weaker economic conditions globally. These factors have made it more difficult to generate positive investment performance, particularly during September 2008. The U.S. and international governments and financial agencies have taken actions to address the market crisis and it is possible that such actions, along with other positive developments, may help to improve the strength and liquidity of the global capital markets.

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

Current market conditions have impacted the strength of the capital markets in these regions and may slow our progress in building out certain of our private investment platforms as a result. However, the expansion of our private investments business through the development of investment platforms that capitalize on opportunities in these markets, such as our African joint venture, are an important element of our strategy for long-term growth in assets under management, revenues and earnings.

•

Stable Interest and Foreign Currency Exchange Rates. The strength of the U.S. economy, as well as economies outside of the U.S., is dependent in part on the interest rate and credit spread markets. In recent years, the stable and historically low interest rates and liquid credit markets have been a catalyst behind robust economic conditions in the U.S. and internationally. These factors created considerable investment opportunities and contributed to the significant allocation of capital to the hedge fund industry historically.

During the 2008 third quarter, the unprecedented dislocation in the global credit markets, and resultant flight to high-quality, low-risk assets, drove a widening of credit spreads for virtually all credit-linked instruments and substantial volatility in foreign exchange rates. However, as market conditions normalize, we believe institutional investors will continue to allocate a portion of their capital to leading alternative asset managers to diversify their investments and enhance their returns.

Our business is impacted by the industry and market trends discussed above, as well as our ability to take advantage of these trends, actively manage our risk exposures, and properly source and time our investments and the realization of those investments. We cannot predict whether current trends will continue. In addition, we may not always be able to react so as to maximize the opportunities presented by prevailing market conditions.

Whatever industry or market trends and conditions may exist, we take numerous active steps in an effort to protect the capital invested in our funds and prepare for the future. We have always generated returns without the extensive use of leverage, and we will continue to manage our business – as we have always done – with a consistent and disciplined focus on preserving investor capital, relying on the risk management processes which have been integral to our approach throughout our 14 year history. We remain flexible and nimble in how we allocate capital and talent within our business to capitalize on opportunities as they arise.

For a more detailed description of how economic and global financial market conditions can materially affect our investment performance, growth strategies and financial performance, see “Item 1A. Risk Factors—Risks Related to Our Business” and “Item 1A. Risk Factors—Risks Related to Our Funds” in our Annual Report, and “Part II—Item 1A. Risk Factors,” of this Quarterly Report on Form 10-Q.

Understanding Our Results

Assets under Management and Fund Performance

Our results are primarily driven by the combination of assets under management and the investment performance of our funds. Positive investment performance and preservation of fund investor capital are the principal determinants of the long-term success of our business because they enable us to grow assets under management organically as well as attract new capital and minimize redemptions by our fund investors. Conversely, poor investment performance would slow the growth of or even decrease our assets under management.

We accept new investors and additional investments from existing investors into our funds on a regular basis. Investors in our funds (other than investors in special investments, certain real estate funds and other new businesses) have the right to redeem their interests in a fund, generally on a quarterly or annual basis, following an initial lock-up period of one to three years. The lock-up requirements for the funds may generally be waived or modified in the sole discretion of the fund’s general partner or board of directors, as applicable. The ability of investors to contribute capital to and redeem investments in our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ actual performance due to the retention or reinvestment of fund profits and impact of fund losses. Fluctuations in assets under management due to investor contributions and redemptions and resulting from fund performance directly impact our management fees and incentive income.

As our assets under management fluctuate, our management fee revenues fluctuate because we charge management fees based on assets under management, typically 1.5% to 2.5% annually, generally at the beginning of each quarter, which is when quarterly redemptions are paid and capital inflows are accepted. Incentive income also fluctuates with the investment performance of our funds because generally we earn 20% of the net profits earned by the funds on an annual basis.

Information with respect to our assets under management throughout this quarterly report, including the tables set forth in this discussion and analysis, includes deferred incentive income (deferred prior to the Offerings) receivable from our offshore funds, which we refer to as “Deferred Balances,” and investments by us, our partners and certain other affiliated parties. Prior to the IPO, we did not charge management fees or earn incentive income on investments made by us, our partners and certain other affiliated parties. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other affiliated parties, including the reinvestment by our partners of the after-tax proceeds from our IPO and sale of Class A Shares to DIC Sahir, other than the reinvestment by our founding partners of

Deferred Balances. As of September 30, 2008, approximately 9% of our assets under management represented investments by us, our partners and certain other affiliated parties in our funds and the Deferred Balances. As of such date, approximately 46% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to pre-IPO investments and Deferred Balances.

Reorganization

Prior to the Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization,” whereby the ownership interests of our founding owners in the Och-Ziff Operating Group and the real estate management business were transferred to us. As part of the Reorganization, interests in the Och-Ziff Operating Group held by our founding owners were reclassified as Och-Ziff Operating Group A Units. These units are held by our founding owners and are exchangeable for our Class A Shares on a one-for-one basis, subject to vesting and other requirements, transfer and other restrictions and certain adjustments.

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

Prior to the Reorganization, income allocations to our founding partners, other than Mr. Och, and to the Ziffs were recorded as expenses within allocations to non-equity partner interests and profit sharing, respectively, in the consolidated and combined statements of operations. For periods following the Reorganization, allocations to Och-Ziff Operating Group A Units are recorded within partners’ and others’ interests in income of consolidated subsidiaries in the consolidated and combined statements of operations, as these are equity interests held directly in the Och-Ziff Operating Group.

Consolidation of Och-Ziff Funds

For the six months ended June 30, 2007, we consolidated all of our offshore funds into our results of operations, resulting in the elimination of management fees and incentive income earned from these funds. These eliminations had no impact on our net income, as the amounts earned were captured within our net share of income from these funds. We deconsolidated our offshore funds on June 30, 2007. As a result, revenues earned from those funds are no longer eliminated in consolidation following such date. Following the deconsolidation, income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, net gains (losses) of consolidated Och-Ziff funds and the portion of partners’ and others’ interests in income of consolidated subsidiaries attributable to the consolidated funds have been insignificant to our results.

We continue to consolidate our real estate funds; however, management fees from the real estate funds, included in our other operations, are not eliminated in consolidation, as such fees are paid to us directly by investors in these funds. In addition, our managed accounts are not consolidated into our results, as we do not control those accounts.

Revenues

We generate revenue through two principal sources: management fees and incentive income. The amount of revenues earned from those sources is directly related to the amount of our assets under management and the investment performance of our funds.

•	Management fees. We earn management fees as follows:

Hedge Funds and Managed Accounts. Management fees range from 1.5% to 2.5% annually of assets under management. Management fees are generally paid to us on a quarterly basis, at the beginning of the quarter, based on assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues each quarter are influenced by changes from the opening balances of assets under management, changes in average management fee rates and the relative magnitude and timing of inflows and redemptions during the respective quarter.

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

•

Incentive Income. We earn incentive income based on the performance of the Och-Ziff funds and managed accounts. Incentive income is typically equal to 20% of the net realized and unrealized profits earned for the full year that is attributable to each investor, but excludes unrealized profits on certain private investments. Incentive income on private investments is earned in the year of the sale or realization of the private investment. Substantially all of our incentive income is recorded at the end of the fourth quarter of each year, when all contingencies have been resolved. The only incentive income recognized during interim periods relates to fund investor redemptions during the period. Generally, incentive income is earned only if the profits attributable to an investor exceed losses, if any, to such investor during the prior year.

Our revenues are directly impacted by the value of our assets under management. Management fees are directly impacted by any increase or decrease in our assets under management, while incentive fees are directly impacted by our funds’ performance and indirectly impacted by increases and decreases in assets under management. To the extent that our assets under management decrease due to both investor withdrawals and performance, our total revenues will decrease.

For most of our funds, there is a one-year highwater mark. This means that if a fund were to lose money for all of its investors in the current year, the loss would have to be recouped before incentive income can be earned in the next year. However, if the highwater mark is not recouped the next year, in the following year it is reset to zero, thus allowing us to earn incentive income on income generated in that year, except for the OZ Global Special Investments Master Fund, which has a perpetual highwater mark.

Prior to the deconsolidation of our offshore funds on June 30, 2007, income of consolidated Och-Ziff funds was a significant component of our total revenues. Income of consolidated Och-Ziff funds consists of interest income, dividend income and other revenues related to the lending of securities and other miscellaneous items.

Expenses

Our core operating expenses consist of compensation and benefits; interest expense; and general, administrative and other expenses.

•

Compensation and Benefits. Compensation and benefits is comprised of salaries and benefits, guaranteed and discretionary bonuses and equity-based compensation. Annual incentive compensation is variable and discretionary, and its total amount is generally based on total annual revenues, which is determined and recorded in the fourth quarter each year. Generally, compensation and benefits comprise a significant portion of total expenses, with annual discretionary incentive compensation comprising a large portion of total compensation and benefits expense. This annual compensation expense historically has been funded by total revenues, which include incentive income earned at the end of a calendar year; however, in any year where annual revenues are less than the prior year, such compensation may be less than in the prior year and may be funded by cash on hand or paid in equity.

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

Prior to the Reorganization, income allocations to our founding partners other than Mr. Och and the Ziffs on their interests in our business were recorded as expenses. As part of the Reorganization, these interests were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash charges that we have recorded within reorganization expenses in our consolidated and combined statements of operations. The estimated future reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our founding partners after the Offerings is expected to be approximately $1.7 billion per year from 2008 through 2011 and $1.5 billion in 2012.

Prior to the deconsolidation of our offshore funds on June 30, 2007, expenses of consolidated Och-Ziff funds was a significant component of our total expenses. Expenses of consolidated Och-Ziff funds consist of interest expense, dividend expense, stock loan fees and other expenses.

Other Income (Loss)

Our other income (loss) consists of (i) net earnings (losses) on investments in and deferred income receivable from the Och-Ziff funds and other entities, and (ii) net gains (losses) of consolidated Och-Ziff funds.

•

Net Earnings (Losses) on Investments in and Deferred Income Receivable from the Och-Ziff Funds and Other Entities. Net earnings (losses) on investments in and deferred income receivable from the Och-Ziff funds and other entities primarily consists of the following: (i) net earnings (losses) on Deferred Balances; (ii) net earnings (losses) on investments in our funds made by us, on behalf of our partners, prior to 2008; (iii) net earnings (losses) on investments in our funds made by us to economically hedge certain deferred compensation plans indexed to fund performance; and (iv) net earnings (losses) on investments in joint ventures.

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

Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

Partners’ and others’ interests in income of consolidated subsidiaries represents ownership interests held by parties other than us and is primarily made up of: (i) fund investors’ interests in consolidated Och-Ziff funds and (ii) Och-Ziff Operating Group A Units held by our founding owners. Increases or decreases in this item related to the Och-Ziff Operating Group A Units are driven by the earnings or losses of the Och-Ziff Operating Group allocated to such units to the extent that cumulative losses do not reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position.

Prior to the deconsolidation of our offshore funds on June 30, 2007, partners’ and others’ interests in income of consolidated subsidiaries related to fund investors’ interests in consolidated Och-Ziff funds was a significant component of our results.

Income Taxes

The computation of the effective tax rate and provision at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of September 30, 2008. The estimates and judgments used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax laws and regulations change. We do not record incentive income in our interim financial statements, other than incentive income recorded during a given interim period as a result of investor redemptions during the period. Accordingly, our effective tax rate for interim periods is typically not indicative of the tax rate we generally would expect for a full year.

Assets under Management and Fund Performance

Assets Under Management

Amounts for assets under management presented in this discussion include Deferred Balances, amounts invested by us and certain amounts invested by our founding partners and other affiliated parties for which we charge no management fees and receive no incentive income. In addition, we calculate management fees based on assets under management at the beginning of the period. The amounts presented below are net of management fees and incentive income. Accordingly, the amounts presented in the following table are lower than the amounts used to calculate management fees for the respective periods.

The following table sets forth assets under management of our most significant funds (by asset size) as of September 30, 2008 and 2007:

	As of September 30,
	2008	2007
	(dollars in thousands)
OZ Master Fund	$18,832,375	$19,029,133
OZ Europe Master Fund	$5,784,214	$6,077,140
OZ Asia Master Fund	$3,247,272	$3,383,625
OZ Global Special Investments Master Fund	$2,023,214	$392,949

Assets under management presented in this table do not include assets under management in our real estate funds, the separate accounts we manage on behalf of certain institutions or certain other funds, which collectively were approximately $1.4 billion and $1.3 billion as of September 30, 2008 and 2007, respectively.

The table below sets forth the changes to our assets under management for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Balance-beginning of period	$33,618,372	$29,067,622	$33,387,455	$22,621,115
Net flows	73,482	1,221,832	305,210	5,190,257
Appreciation (depreciation)	(2,452,579)	(146,540)	(2,453,390)	2,331,542

Balance-end of period	$31,239,275	$30,142,914	$31,239,275	$30,142,914

Assets under management were $31.2 billion as of September 30, 2008, 4% higher than the $30.1 billion in assets under management as of September 30, 2007. The $1.1 billion year-over-year increase was driven principally by the fourth-quarter 2007 performance-related appreciation of $843.2 million and net inflows of $2.4 billion, which included the reinvestment by the

Company’s founding partners and the Ziffs of approximately $1.6 billion in after-tax proceeds from the Offerings, and net inflows of $305.2 million during the first nine months of 2008. These increases were partially offset by performance related depreciation of $2.5 billion during the first nine months of 2008, driven principally by performance-related declines in September 2008. During the 2008 third quarter, the $2.4 billion decrease in assets under management was driven by performance-related depreciation of $2.5 billion offset by net inflows of $73.5 million.

As of October 1, 2008, our assets under management were $30.5 billion, which reflects September 2008 redemptions (net of October 1, 2008 capital inflows) of $718.5 million. The majority of redemptions occur on quarter ends. All redemptions are paid on the first of the following month and capital inflows for that month are accepted on the same day.

Fund Performance

Performance information for our most significant master funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The performance information reflected in this discussion and analysis is not indicative of the performance of our Class A Shares and is also not necessarily indicative of the future results of any particular fund. An investment in our Class A Shares is not an investment in any of our funds. There can be no assurance that any of our master funds or that our other existing and future funds will achieve similar results.

The table below sets forth performance information for our most significant master funds. These net returns represent a composite of the average net returns of the feeder funds that comprise each of the master funds presented and are presented on a total return basis, net of all fees and expenses (except incentive income earned on certain unrealized private investments that could reduce returns at the time of realization) and include the reinvestment of all dividends and income. These net returns also include realized and unrealized gains and losses attributable to certain private and initial public offering investments that are not allocated to all investors in the funds.

	Net Return for the Three Months Ended September 30,		Net Return for the Nine Months Ended September 30,
	2008	2007	2008	2007
OZ Master Fund	-6.5%	-0.5%	-5.8%	8.8%
OZ Europe Master Fund	-8.8%	0.8%	-8.4%	12.6%
OZ Asia Master Fund	-12.4%	-2.6%	-16.9%	6.7%
OZ Global Special Investments Master Fund	-3.1%	0.8%	-3.0%	10.8%

For both the three and nine months ended September 30, 2008, the majority of the performance-related depreciation was due to unprecedented market volatility during September 2008, which had a substantial impact on the value of every asset class globally and adversely impacted investment returns in each of the Company’s significant master funds. However, the Company significantly outperformed major markets worldwide during both periods. Challenging market conditions during the 2008 third quarter also resulted in increased redemptions as institutional investors re-balanced and/or reduced their exposures to hedge funds and the equity markets generally.

Results of Operations

In the discussion and analysis that follows, certain line items are not comparable from period to period as a result of the deconsolidation of our offshore funds on June 30, 2007, and as a result of the Reorganization. To provide comparative information of our operating results for the periods presented, following the discussion of our total Company U.S. GAAP results is a discussion of Economic Income of the Och-Ziff Funds segment, our only reportable segment. Economic Income reflects, on a consistent basis for all periods presented in our financial statements, income earned from the Och-Ziff funds and managed accounts, excluding the real estate funds included within other operations, which currently are not significant to our results. Economic Income excludes certain adjustments required under U.S. GAAP. See “—Segment Analysis—Och-Ziff Funds—Economic Income” and Note 14 of our unaudited interim consolidated and combined financial statements for a description of those adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Revenues
Management fees	$148,976	$131,323	$441,770	$181,337
Incentive income	4,373	6,028	5,483	7,415
Other revenues	925	6,466	3,179	8,296
Income of consolidated Och-Ziff funds	2,768	3,149	7,654	534,736

Total Revenues	157,042	146,966	458,086	731,784

Expenses
Compensation and benefits	50,377	23,519	155,388	61,506
Allocations to non-equity partner interests	(3,039)	343,943	(865)	489,266
Reorganization expenses	425,585	—	1,276,753	—
Profit sharing	(305)	80,038	(1,736)	104,412
Interest expense	7,118	12,185	24,791	12,810
General, administrative and other	24,732	24,111	83,771	59,523
Expenses of consolidated Och-Ziff funds	1,043	955	2,400	341,934

Total Expenses	505,511	484,751	1,540,502	1,069,451

Other Income (Loss)
Net earnings (losses) on investments in and deferred income receivable from Och-Ziff funds and other entities	(20,825)	9,569	(24,995)	51,215
Net gains (losses) of consolidated Och-Ziff funds	1,290	(2,180)	787	2,336,089

Total Other Income (Loss)	(19,535)	7,389	(24,208)	2,387,304

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(368,004)	(330,396)	(1,106,624)	2,049,637
Income taxes	14,735	8,066	22,696	15,349

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(382,739)	(338,462)	(1,129,320)	2,034,288
Partners’ and others’ interests in income of consolidated subsidiaries	313,295	(1,452)	730,957	(2,174,762)

Net Income (Loss)	$(69,444)	$(339,914)	$(398,363)	$(140,474)

Revenues

Management Fees and Incentive Income. The following table sets forth the components of our management fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Management Fees
Och-Ziff Funds segment:
Och-Ziff funds	$144,765	$127,025	$428,879	$332,739
Managed accounts	2,982	2,986	9,155	9,060
Och-Ziff real estate funds	1,312	1,312	3,934	3,934
Eliminated in consolidation	(83)	—	(198)	(164,396)

Total	$148,976	$131,323	$441,770	$181,337

Management fees increased by $17.7 million and $260.4 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. The increase for the nine months ended September 30, 2008, was primarily as a result of a decrease in the management fees eliminated in consolidation. As previously discussed, our offshore funds were consolidated for the first six months of 2007 resulting in the elimination of a substantial portion of our management fees earned during that period. The remaining increases were driven by the year-over-year increase in assets under management. See “—Segment Analysis” for a discussion of management fees earned by the Och-Ziff Funds segment before the impact of eliminations in consolidation.

We record incentive income at the end of the fourth quarter of each year. Only incentive income related to fund investor redemptions is recorded during the first three quarters each year.

Income of Consolidated Och-Ziff Funds. Income of consolidated Och-Ziff funds decreased by $381 thousand and $527.1 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. The decrease for the nine months ended September 30, 2008, was primarily as a result of the deconsolidation of our offshore funds on June 30, 2007, as income of these funds is no longer recognized in our results following the deconsolidation. We expect amounts earned by funds that we continue to consolidate as of September 30, 2008, to continue to be insignificant to our operating results in future periods.

Expenses

Compensation and Benefits. Compensation and benefits expenses increased by $26.9 million and $93.9 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. These increases were driven by $17.5 million and $67.7 million of non-cash amortization of Class A restricted share units, or “RSUs.” No RSUs were issued prior to our initial public offering in November 2007. The remaining increases were driven primarily by an increase in our worldwide headcount from 358 at September 30, 2007, to 458 at September 30, 2008, due to the additional infrastructure needed to become a public company and to support the growth in our business.

Allocations to Non-Equity Partner Interests. Allocations to non-equity partner interests decreased by $347.0 million and $490.1 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007 as a result of the reclassification of non-equity partner interests as Och-Ziff Operating Group A Units at the time of the Reorganization. As a result of this reclassification, income allocations to our partners other than Mr. Och following the Reorganization are no longer treated as expenses under U.S. GAAP. Only allocations related to earnings on Deferred Balances, net of taxes, are incurred and treated as expenses following the Reorganization.

Reorganization Expenses. Reorganization expenses were $425.6 million and $1.3 billion for the three and nine months ended September 30, 2008, respectively, and represent the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our founding partners after the Offerings. The estimated future Reorganization expenses related to the amortization of the fair value of the remaining unvested Och-Ziff Operating Group A Units held by our partners is expected to be approximately $1.7 billion per year from 2008 through 2011 and $1.5 billion in 2012. Accordingly, we expect to continue to report a U.S. GAAP net loss in each of these years.

Profit Sharing. Profit sharing expense decreased by $80.3 million and $106.1 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007 as a result of the reclassification of the Ziffs’ profit sharing interest in our business as Och-Ziff Operating Group A Units at the time of the Reorganization. As a result of this reclassification, income allocations to the Ziffs following the Reorganization are no longer treated as expenses under U.S. GAAP. Only the allocation of earnings on Deferred Balances, net of taxes, is incurred and treated as expenses following the Reorganization.

Interest Expense. Interest expense decreased $5.1 million and increased $12.0 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. The decrease for the three months ended September 30, 2008, was due to a decrease in LIBOR, to which our debt obligations are indexed. The increase in interest expense for the nine months ended September 30, 2008, was primarily due to our $750 million term loan entered into in July 2007, offset in part by a decrease in LIBOR.

General, Administrative and Other Expenses. The following table presents the components of our general, administrative and other expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Professional services	$8,841	$13,306	$30,125	$29,049
Occupancy and equipment	5,165	3,936	13,271	11,765
Business development	3,562	2,187	9,926	6,467
Information processing and communications	4,207	3,179	11,811	7,988
Other expenses	3,639	1,503	10,493	4,254

	25,414	24,111	75,626	59,523
Changes in tax receivable agreement liability	(682)	—	8,145	—

Total General, Administrative and Other	$24,732	$24,111	$83,771	$59,523

General, administrative and other expenses increased $621 thousand and $24.2 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007.

For the nine months ended September 30, 2008, we recognized charges of $8.1 million related to an increase in the tax receivable agreement liability. This increase was driven by a change in the estimated future tax savings resulting from the sale of interests in the Och-Ziff Operating Group by our founding owners at the time of the Offerings. See “—Liquidity and Capital Resources— Dividends, Distributions, Future Liquidity and Capital Needs—Tax receivable agreement” for additional information.

The decrease in professional services of $4.5 million for the three months ended September 30, 2008, was due in part to higher accounting and consulting fees incurred in preparation for our initial public offering. The remaining increases in general, administrative and other expenses were primarily driven by the infrastructure needed to become a public company and to support the growth in our business.

Expenses of Consolidated Och-Ziff Funds. Expenses of consolidated Och-Ziff funds increased $88 thousand and decreased $339.5 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. The decrease for the nine months ended September 30, 2008, was primarily as a result of the deconsolidation of our offshore funds on June 30, 2007, as expenses incurred by such funds are no longer recognized in our results following the deconsolidation. We expect amounts incurred by funds that we continue to consolidate as of September 30, 2008, to continue to be insignificant to our operating results in future periods.

Other Income

Net Earnings (Losses) on Investments in and Deferred Income Receivable from Och-Ziff Funds and Other Entities. The following table sets forth: (i) net earnings (losses) on investments in Och-Ziff funds and other entities; (ii) net earnings (losses) on deferred income receivable from Och-Ziff funds (Deferred Balances); and (iii) amounts eliminated in consolidation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net earnings (losses) on investments in Och-Ziff funds and other entities	$(2,013)	$1,090	$(5,936)	$45,104
Net earnings (losses) on deferred income receivable from Och-Ziff funds	(18,776)	8,465	(18,975)	192,560
Eliminated in consolidation	(36)	14	(84)	(186,449)

Total	$(20,825)	$9,569	$(24,995)	$51,215

Net earnings on investments in and deferred income receivable from Och-Ziff funds and other entities decreased $30.4 million and $76.2 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. As a result of the consolidation of our offshore funds for the first six months of 2007, net earnings on our investments in and deferred income receivable from those funds were eliminated during such period. Following the deconsolidation, these amounts are no longer eliminated in consolidation.

The decrease in net earnings on investments in Och-Ziff funds and other entities before the impact of eliminations was primarily due to the decrease in our investments in Och-Ziff funds and other entities. In 2007, these amounts were primarily related to amounts invested by us, on behalf of our partners, which were withdrawn and distributed to our partners in December 2007. In addition, we recorded losses on investments of $1.5 million and $6.1 million for the three and nine months ended September 30, 2008, respectively, related to our share of start-up costs of our African joint venture, which is a start-up business that, as of September 30, 2008, had not commenced generating revenues.

The decrease in net earnings on deferred income receivable from Och-Ziff funds before the impact of eliminations was driven by the decrease in Deferred Balances. We no longer defer the collection of incentive income from our funds and we expect to collect and in turn, continue to distribute over the next two years to our partners and the Ziffs, the outstanding Deferred Balances. In 2008, we paid out 50 percent of the Deferred Balances that were outstanding as of December 31, 2006, plus the 2007 earnings on the Deferred Balances. We expect to collect in 2009 an amount approximately equal to 25 percent of the value of the Deferred Balances that were outstanding as of December 31, 2006, plus any increase in the value of the Deferred Balances for 2008. We expect to collect any remaining Deferred Balances in 2010. Ninety-five percent of the amount due each year is payable in January, while the remaining five percent is required to be paid upon completion of the audited financial statements of the relevant funds for the previous year. Accordingly, we expect earnings or losses on Deferred Balances to become insignificant over the same period as we collect and distribute these balances to our partners and the Ziffs.

Net Gains (Losses) of Consolidated Och-Ziff Funds. Net gains of consolidated Och-Ziff funds decreased by $3.5 million and $2.3 billion for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. The decrease for the nine months ended September 30, 2008, was primarily as a result of the deconsolidation of our offshore funds on June 30, 2007, as net gains (losses) from such funds are no longer recognized in our results following the deconsolidation. We expect net gains (losses) from funds that we continue to consolidate as of September 30, 2008, to continue to be insignificant to our operating results in future periods.

Income Taxes

Income tax expense increased $6.7 million and $7.3 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. These increases were primarily due to increases related to corporate-level income taxes of $7.4 million and $13.9 million. In addition, the increase for the nine months ended September 30, 2008, was offset by a $7.5 million decrease in tax expense related to the effect of a change in estimated state and local income tax rates effective in future periods. The provision for income taxes includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of -26.9% and -6.0% for the three and nine months ended September 30, 2008, compared to an approximate effective tax rate of -2.4% and -12.3% for the three and nine months ended September 30, 2007. These changes in the effective tax rates were primarily due to the Reorganization expenses incurred in 2008, which are permanent differences for income tax purposes, offset by changes in the effective rates related to the change in estimated state and local income tax rates. In addition, as a result of the addition of a corporate tax paying entity at the time of the Reorganization, a portion of our earnings became subject to corporate-level income taxes.

Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

The following table sets forth the components of partners’ and others’ interests in income of consolidated subsidiaries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
From funds consolidated as of and for periods following September 30, 2008	$(2,897)	$(253)	$(5,759)	$(3,539)
From funds no longer consolidated as of September 30, 2008	—	263	—	(2,169,822)
Partners’ and the Ziffs’ interests in the Och-Ziff Operating Group (primarily Och-Ziff Operating Group A Units)	316,445	—	737,837	—
Other	(253)	(1,462)	(1,121)	(1,401)

Total	$313,295	$(1,452)	$730,957	$(2,174,762)

Partners’ and others’ interests in income of consolidated subsidiaries increased by $314.7 million and $2.9 billion for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. The increase for the nine months ended September 30, 2008, was primarily as a result of a decrease in amounts related to funds no longer consolidated as of September 30, 2008, offset by the net losses allocated to our partners and the Ziffs. The increase for the three months ended September 30, 2008, was primarily due to the net losses allocated to our partners and the Ziffs.

The decrease from funds no longer consolidated as of September 30, 2008, was due to the deconsolidation of our offshore funds on June 30, 2007, as amounts related to such funds are no longer recognized in our results following the deconsolidation. We expect the portion of partners’ and others’ interests in income of consolidated subsidiaries related to funds that continue to be consolidated as of and for periods following September 30, 2008, to continue to be insignificant to our operating results in future periods.

The partners’ and Ziffs’ interests in the Och-Ziff Operating Group, which represent approximately an 80.8% economic interest in our business, are expected to continue to significantly reduce our net loss in future periods, as losses of the Och-Ziff Operating Group are allocated to such interests.

Segment Analysis

Och-Ziff Funds—Economic Income

We conduct substantially all of our operations through the Och-Ziff Funds segment. The performance measure for the Och-Ziff Funds segment is Economic Income, which management uses to evaluate the financial performance of and make operating decisions for the segment. Management believes that investors should review the same performance measure that it uses to analyze our segment and core business performance. The businesses and investments included in our other operations are currently not significant to our overall financial results and are not included in Economic Income. In addition, management believes that Economic Income is helpful to an understanding of our segment results of operations because it reflects the results of our core business on a consistent basis for all periods presented.

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

Prior to the third quarter of 2007, interest income and interest expense were excluded from Economic Income, as these amounts were not significant. As a result of the increase in interest expense as a result of our $750 million term loan entered into in July 2007, interest expense is now included in Economic Income. Separately, interest income is now also included in Economic Income. Amounts in the prior periods have been restated to present Economic Income on a comparable basis.

Prior to the second quarter of 2008, the fair value of equity-based compensation awarded, excluding awards made at the time of the Offerings, was recorded as an expense on the date of the award within compensation and benefits when calculating Economic Income. Beginning in the second quarter of 2008, we no longer record expenses related to equity-based compensation within Economic Income. As a result of this change, compensation expense of $1.8 million related to the fair value of RSUs awarded and recorded in the first quarter of 2008 has been excluded from compensation expense for the nine months ended September 30, 2008, to present Economic Income on a comparable basis.

Economic Income may not be comparable to similarly titled measures used by other companies. We use Economic Income as a measure of our segment’s operating performance, not as a measure of liquidity. Economic Income should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. As a result of the adjustments made to arrive at Economic Income described above, Economic Income has certain limitations in that it does not take into account certain items included or excluded under U.S. GAAP, including income or losses allocated to our other operations. Management compensates for these limitations by using Economic Income as a supplemental measure to the U.S. GAAP results to provide a more complete understanding of our segment’s performance as management measures it. For a reconciliation of Economic Income to total Company net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, please see Note 14 to our consolidated and combined financial statements included in this quarterly report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Economic Income Revenues
Management fees	$147,747	$130,011	$438,034	$341,799
Incentive income	4,373	6,028	5,483	11,968
Other revenues	919	6,387	3,149	8,087

Total Economic Income Revenues	153,039	142,426	446,666	361,854

Economic Income Expenses
Compensation and benefits	28,813	17,589	76,989	47,550
Non-compensation expenses	30,463	35,094	94,967	68,833

Total Economic Income Expenses	59,276	52,683	171,956	116,383

Economic Income	$93,763	$89,743	$274,710	$245,471

Economic Income Analysis

Economic Income for the three and nine months ended September 30, 2008, totaled $93.8 million and $274.7 million, respectively, a 4% and 12% increase from the three and nine months ended September 30, 2007, Economic Income of $89.7 million and $245.5 million, respectively. The third-quarter and year-to-date 2008 Economic Income margin, which is calculated as the ratio of Economic Income to Economic Income revenues, were 61% and 62%, two and six percentage points lower than the third-quarter and year-to-date 2007 margin of 63% and 68%, respectively. These decreases in our Economic Income margins were driven by the increases in operating expenses, most notably compensation and benefits and interest expense on our $750 million term loan, offset by increases in management fees driven by the increase in assets under management.

Economic Income Revenues

Management Fees and Incentive Income. Management fees for the segment increased by $17.7 million and $96.2 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. The 14% and 28% increases were primarily driven by the year-over-year increase in assets under management on which we earned fees.

We record incentive income at the end of the fourth quarter of each year. In general, only incentive income related to fund investor redemptions is recorded during the first three quarters each year.

Economic Income Expenses

Compensation and Benefits. Compensation and benefits expenses increased by $11.2 million and $29.4 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. These increases were primarily driven by the increase in worldwide headcount that occurred primarily during the latter half of 2007 and throughout 2008 due to the additional infrastructure needed to become a public company and to support the growth in our core business. Compensation and benefits for the three and nine months ended September 30, 2008, included $12.4 million and $27.8 million, respectively, of compensation expense related to guaranteed bonus accruals and certain payments to personnel and new employees, an increase of $6.3 million and $11.6 million from the corresponding periods in 2007.

Non-Compensation Expenses. The following table presents the components of our non-compensation expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Professional services	$8,789	$13,269	$30,020	$29,012
Interest expense	7,118	12,185	24,791	12,810
Occupancy and equipment	4,338	2,910	10,839	8,751
Business development	3,541	2,182	9,905	6,462
Information processing and communications	3,417	3,179	9,968	7,988
Other expenses	3,260	1,369	9,444	3,810

Total Non-Compensation Expenses	$30,463	$35,094	$94,967	$68,833

Non-compensation expenses decreased by $4.6 million and increased by $26.1 million for the three and nine month ended September 30, 2008, respectively, compared to the corresponding periods in 2007. The decrease in interest expense for the three months ended September 30, 2008, was due to a decrease in LIBOR, to which our debt obligations are indexed. The increase in interest expense for the nine months ended September 30, 2008, was primarily due to our $750 million term loan entered into in July 2007, offset in part by a decrease in LIBOR. For the three months ended September 30, 2008, the decrease in professional services of $4.5 million was due in part to higher accounting and consulting fees incurred in preparation for our initial public offering. The remaining increases in non-compensation expenses were primarily driven by the infrastructure needed to become a public company and to support the growth in our business.

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

Our funds’ growth and performance directly impacts our liquidity, including our ability to pay dividends to our Class A shareholders and the Och-Ziff Operating Group’s ability to make corresponding distributions to our partners and the Ziffs, as management fees earned from our funds have historically been the primary source of cash for our operating expenses and payments to our owners with respect to their interests in our business. Our funds’ annual growth and performance drives how much incentive income we earn, which historically has been another important source of liquidity. Our largest core operating expense historically has been annual incentive compensation, which is variable and discretionary based on our performance. Accordingly, as our cash flow varies, we have flexibility to adjust this major expense as needed to maintain long-term liquidity. Nevertheless, if we generate insufficient cash flows from operations to meet our liquidity needs, we may have to borrow funds or sell assets, which could negatively impact our liquidity.

We anticipate, based on management’s experience and current business strategy, that our existing cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We expect our operating activities going forward to generate adequate cash flows to fund our normal operations. However, we believe that there may be a number of capital intensive opportunities for us to maximize our growth potential and flexibility in responding to opportunities and challenges. As a result, and subject to existing contractual arrangements, we may want to retain cash, or raise or borrow additional funds to:

•	support continued growth in our business;

•	create new or enhance existing products and investment platforms in our private investments business;

•	pursue new investment opportunities; and

•	develop new distribution channels.

Current market conditions may make it more difficult or costly to raise or borrow additional funds. Excessive costs or other significant market barriers may limit or prevent us from maximizing our growth potential and flexibility.

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

The term loan includes provisions that restrict our ability to further encumber our assets and make certain distributions. Specifically, subject to certain exceptions and without the prior consent of a majority of the lenders, we generally are prohibited from:

•	incurring further secured indebtedness;
•	engaging in certain transactions with shareholders or affiliates;
•	engaging in a substantially different line of business; and
•	amending our organizational documents in a manner materially adverse to the lenders.

The term loan permits us to incur unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, we are in pro forma compliance with a total leverage ratio of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of September 30, 2008, we have not incurred any unsecured indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan. The term loan also limits the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of September 30, 2008, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

Aircraft Loan. On May 30, 2008, we refinanced the remaining principal balance of $16.8 million on the original note on our corporate aircraft. The new loan bears interest at LIBOR plus 1.60% and the principal balance is due at maturity on May 31, 2011.

Dividends, Distributions, Future Liquidity and Capital Needs

The following table presents the cash dividends paid on our Class A Shares and the related cash distributions made on Och-Ziff Operating Group A Units held by the partners and the Ziffs in 2008:

Class A Shares
Payment Date	Record Date	Dividend per Share	Distributions on Och-Ziff Operating Group A Units (in thousands)
February 12, 2008	December 31, 2007	$1.20	$384,497
May 7, 2008	April 1, 2008	$0.08	$51,954
August 12, 2008	July 1, 2008	$0.11	$63,592

Our Board of Directors declared a third-quarter 2008 dividend of $0.025 per Class A Share, to be paid on November 12, 2008, to holders of record at the close of business on October 1, 2008. The related distribution on Och-Ziff Operating Group A Units will amount to $37.3 million.

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

Restricted Share Units (RSUs). Substantially all of the RSUs that we have awarded to date to our managing directors, other employees and independent members of our Board of Directors accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividends. The dividend equivalents will be paid if and when the related RSUs vest. Our Board of Directors will determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We may withhold shares to satisfy the tax withholding obligations of holders of vested RSUs and dividend equivalents, which may result in the use of cash from operations or borrowings to satisfy these tax withholding payments. Currently, we anticipate withholding shares to satisfy the tax withholding obligations resulting from the portion of the RSUs vesting on November 19, 2008.

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

As of September 30, 2008, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group B Units in the Offerings would aggregate approximately $1.0 billion over the next 15 years, resulting in payments to our partners and the Ziffs for 85% of such cash savings over the same period of time. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to pay 85% of the amount of such cash savings to our founding owners is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the intermediate corporate tax paying entities’ cash resources are insufficient to meet our obligations under the tax receivable agreement.

The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including those described below:

•

The amount and timing of the income of Och-Ziff Corp will impact the payments to be made under the tax receivable agreement. To the extent that Och-Ziff Corp does not have sufficient taxable income to utilize the amortization deductions available as a result of the increased tax basis in the Och-Ziff Operating Group assets, payments required under the tax receivable agreement would be reduced.

•

The price of our Class A Shares at the time of any exchange will determine the actual increase in tax basis of the Och-Ziff Operating Group assets resulting from such exchange; payments under the tax receivable agreement resulting from future exchanges, if any, will be dependent in part upon such actual increase in tax basis.

•

The composition of the Och-Ziff Operating Group’s assets at the time of any exchange will determine the extent to which Och-Ziff Corp may benefit from amortizing its increased tax basis in such assets and thus will impact the amount of future payments under the tax receivable agreement resulting from any future exchanges.

•

The extent to which future exchanges are taxable will impact the extent to which Och-Ziff Corp will receive an increase in tax basis of the Och-Ziff Operating Group assets as a result of such exchanges, and thus will impact the benefit derived by Och-Ziff Corp and the resulting payments, if any, to be made under the tax receivable agreement.

Depending upon the outcome of these factors, payments that we may be obligated to make to our partners and the Ziffs under the tax receivable agreement in respect of exchanges could be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement; however, the timing and amounts of any such actual payments are not reasonably ascertainable.

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

Deferred Balances Distributions. Historically, we have deferred collection of a certain portion of incentive income receivable from our offshore funds, which we refer to as “Deferred Balances” throughout this discussion. As a result of a change in the method of accounting used for U.S. income tax purposes by certain subsidiaries, we no longer defer the collection of such receivables. We expect that all Deferred Balances, which as of September 30, 2008, was $681.5 million, will be paid to us over the next two years. In 2008, we paid out 50 percent of the Deferred Balances that were outstanding as of December 31, 2006, plus the 2007 earnings on the Deferred Balances. We expect to collect in 2009 an amount approximately equal to 25 percent of the value of the Deferred Balances that were outstanding as of December 31, 2006, plus any increase in the value of the Deferred Balances for 2008. We expect to collect any remaining Deferred Balances in 2010. Ninety-five percent of the amount due each year is payable in January, while the remaining five percent is required to be paid upon completion of the audited financial statements of the relevant funds for the previous year. Such amounts, in turn, will be distributed to our founding owners and, therefore, will not benefit our Class A shareholders.

Our Funds’ Liquidity and Capital Resources

Our funds have historically utilized only a small amount of leverage. Due to the low leverage, and thus low amount of collateralized cash, we have access to significant amounts of liquidity from our prime brokers and other counterparties. Additionally, our funds may have committed facilities in addition to regular financing from our counterparties. These sources of liquidity provide our funds with substantial additional resources, allowing them to take advantage of opportunities in the global marketplace.

Our funds’ strong liquidity position could be adversely impacted by any substantial investor redemptions from our funds that are made within a short time period. Capital contributions from investors in our funds generally are subject to initial lock-ups of one to three years. Following the expiration of these lock-up periods, investors may redeem capital generally on a quarterly basis. We accept capital contributions from investors on a regular basis, which results in the staggering of the commencement and expiration of lock-up periods. The staggering of these lock-up and redemption periods allows us to manage our liquidity position.

We also follow a diligent risk management process and regularly monitor the liquidity of our funds’ portfolios in relation to economic factors and the timing of potential investor redemptions. As a result of this process, we may determine to reduce exposure or increase the liquidity of our funds’ portfolios at any time, whether in response to economic and market conditions, redemption requests or otherwise. For these reasons, we believe we will be well prepared to address market conditions and redemption requests, as well as any other events with limited impact on our funds’ liquidity position. Nevertheless, any significant redemptions made during a single quarter could adversely affect our funds’ liquidity position, as we may determine to meet redemptions by using our funds’ available cash or selling assets (possibly at a loss). Such actions would result in lower assets under management, which would reduce the amount of management fees and incentive income we may earn. Our funds could also meet redemptions by increasing leverage, provided we are able to obtain financing on reasonable terms. We believe our funds have sufficient liquidity to meet any anticipated redemptions for the foreseeable future.

Cash Flows Analysis

The consolidation of our offshore funds during the first six months of 2007 resulted in substantially higher amounts of cash flows from operating and financing activities as compared to the first six months of 2008, as the contributions by our fund investors and the investing activities of these funds were included in our consolidated and combined cash flows for the first six months of 2007. As a result, the cash flow amounts from operating and financing activities for the nine months ended September 30, 2008, are not comparable to the amounts presented for the nine months ended September 30, 2007.

Operating Activities. Net cash from operating activities was $755.9 million and $(2.6) billion for the nine months ended September 30, 2008 and 2007, respectively. The net increase of approximately $3.4 billion was primarily a result of the consolidation of our offshore funds for the first six months of 2007, as the investing activities of these funds were included in our cash flows from operating activities through the date of deconsolidation. For the nine months ended September 30, 2008, cash flows from operating activities are primarily related to the collection of 2007 incentive income and management fees for the first nine months of 2008, less interest expense and other operating expenses. Additionally, we collected $529.7 million of Deferred Balances in December 2007 and an additional $343.9 million in 2008. These amounts were distributed to our founding owners, net of taxes, during the first three quarters of 2008. Deferred Balances distributed to Mr. Och in the amount of $577.2 million, net of taxes, are included within cash flows from financing activities.

Investing Activities. There were no significant changes in cash flows from investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated and combined statements of cash flows.

Financing Activities. Net cash from financing activities was $(1.2) billion and $2.8 billion for the nine months ended September 30, 2008 and 2007, respectively. The net decrease of approximately $4.0 billion was primarily a result of consolidation of our offshore funds for the first six months of 2007, as fund investor contributions in our consolidated offshore funds were included as cash flows from financing activities through the date of deconsolidation. For the nine months ended September 30, 2008, cash flows from financing activities are primarily related to the dividends paid of $103.1 million to our Class A shareholders and distributions to our partners and the Ziffs of $500.0 million on their Och-Ziff Operating Group A Units. In addition, as discussed above, Deferred Balances distributed to Mr. Och in the amount of $577.2 million, net of taxes, and distributions of 2007 pre-Reorganization income in the amount of $83.6 million reduced net cash from financing activities in 2008.

Contractual Obligations

The following table summarizes our contractual cash obligations as of September 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	October 1, 2008 - December 31, 2008	January 1, 2009 - December 31, 2011	January 1, 2012 - December 31, 2014	Thereafter	Total
	(dollars in thousands)
Long-term debt, including interest thereon (a)	$11,311	$149,553	$787,162	$—	$948,026
Operating leases (b)	2,212	52,330	52,872	94,878	202,292
Tax receivable agreement (c)	—	—	—	—	—
Purchase obligations (d)	—	1,000	16,000	39,000	56,000

Total Contractual Obligations	$13,523	$202,883	$856,034	$133,878	$1,206,318

(a)	Long-term debt represents our $750 million term loan entered into in July 2007 and the note payable entered into in May 2008 used to refinance the remaining principal balance on the original note for our corporate aircraft. In addition, expected future interest payments on these loans has been included using the LIBOR rates that were in effect as of September 30, 2008.
(b)	Operating leases are related to rental payments to be made under various leases for office space.
(c)	Tax receivable agreement represents our obligation to pay our founding owners 85% of realized future tax savings as previously discussed. In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are not reasonably ascertainable at this time. See “—Liquidity and Capital Resources—Distributions, Future Liquidity and Capital Needs—Tax Receivable Agreement” for more information.
(d)	In August 2008, we paid $3 million for an option to purchase a replacement corporate aircraft. We have the right to terminate the option any time prior to delivery of the aircraft, which is scheduled for 2015. If we take delivery of the new aircraft, we would expect to sell our existing aircraft. We believe the proceeds from such sale would substantially offset a portion of the purchase price of the new aircraft as well as fund the repayment of the note payable used to refinance our existing aircraft, which is included in long-term debt as described in note (a). If we terminate the option, we may be entitled to a refund of $1.5 million of the $3 million option price. The Company’s aircraft is used primarily for business purposes.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements.

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

Fair Value of Investments

The valuation of investments held by our funds is the most critical estimate made by management impacting our results. The Och-Ziff funds are considered investment companies for U.S. GAAP purposes under the AICPA Audit and Accounting Guide—Investment Companies (the “AICPA Guide”). Pursuant to the AICPA Guide, investments of these funds are carried at their estimated fair values. For periods in which we consolidated our offshore funds, the valuation of investments had significant impacts on various line items in our financial statements and notes thereto. For periods following the deconsolidation of our offshore funds, the valuation of investments in our funds continues to have impacts on our results, as our management fees and incentive income are determined based on the fair value of the investments held by the funds.

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

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities included in this category include listed equities and listed derivatives. As required by SFAS 157, we do not adjust the quoted price for these assets or liabilities, even in situations where we may hold a large position and a sale could reasonably impact the quoted market price. While our funds may hold Level I assets and liabilities in their portfolios, as of September 30, 2008, we did not hold any Level I assets or liabilities directly or indirectly through the consolidated real estate funds.

•

Level II – Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives. While our funds may hold Level II assets and liabilities in their portfolios, as of September 30, 2008, we did not hold any Level II assets or liabilities directly or indirectly through the consolidated real estate funds.

•

Level III – Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation. Assets and liabilities that are included in this category generally include general and limited partnership interests in corporate private equity and real estate. In addition, funds not consolidated by us may hold additional types of Level III assets and liabilities, such as mezzanine funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations. While our funds may hold Level III liabilities in their portfolios, as of September 30, 2008, we did not hold any Level III liabilities directly or indirectly through the consolidated real estate funds.

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

For investments with no readily ascertainable market value where we determine that cost is not the best indicator of fair value, we determine fair value using a number of methodologies and procedures, including but not limited to (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from issuers; and/or (iii) consulting other analytical data and indicators of value. We may use the following additional information to estimate fair value for certain investments: (i) amounts invested in these investments; (ii) financial information provided by the management of these investees; (iii) observable market data for similar assets and liabilities; and (iv) related transactions subsequent to the acquisition of the investment. The methodologies and procedures used will be based on the specific attributes related to an investment and available market data and comparative information, depending on what we believe to be the most reliable information at the time.

Significant judgment and estimation goes into the assumptions that drive our valuation methodologies and procedures for Level III assets and the actual amounts ultimately realized could differ materially from the values estimated based on the use of these methodologies.

We have established an internal control infrastructure over the valuation of financial instruments that requires ongoing independent oversight by our financial control group as well as periodic audits by our internal audit function. These management control functions are independent of the trading and investing functions. We have also established a valuation committee, comprised of individuals who are independent of our investment professionals, responsible for overseeing our financial control group and monitoring the pricing of our funds’ investments.

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

As a result of the deconsolidation of most of our funds in 2007, substantially all of our assets measured at fair value as of September 30, 2008, and December 31, 2007, are related to the deferred income receivable and the holdings of our real estate funds, which we continue to consolidate. The deferred income receivable from the offshore funds and the investments held by the real estate funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the SFAS 157 hierarchy.

The following table sets forth the fair values of assets classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

Assets Recorded at Fair Value	As of September 30, 2008	Valuation Technique
	(dollars in thousands)
Deferred income receivable, at fair value	$681,455	Deferred income receivable from the offshore funds is valued based on net asset value information provided by the underlying Och-Ziff funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments.
Investments, at fair value (assets of consolidated Och-Ziff funds)	230,850	Investments, which are primarily related to holdings of the real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models.

Total Level III assets, at fair value	912,305
Level III assets for which we do not bear economic exposure	(910,117)

Net Economic Exposure to Level III Assets	$2,188

Level III assets for which we do not bear economic exposure include (i) deferred income receivable, as changes in the fair value of such receivables are offset by changes in a corresponding liability to our founding owners; and (ii) substantially all of the investments of consolidated Och-Ziff funds, as substantially all of the changes in the fair values of these investments are absorbed by fund investors in these consolidated funds (partners’ and others’ interests in consolidated subsidiaries).

Impact of Fair Value Measurement on Our Results. A 10% change in the fair value of the investments held by our funds would have the following effects on our results:

	Och-Ziff Funds (excluding real estate funds)	Och-Ziff Real Estate Funds
Management fees	Generally, a 10% change in the period subsequent to the change in fair value.	None, as management fees are currently based on committed capital.

Incentive income	Generally, up to a 10% impact if the change in fair value continues at the end of the measurement period, at which time incentive income is recognized.	None, as incentive income is based on realized profits, subject to clawback.

Net earnings (losses) on investments in and deferred income receivable from Och-Ziff funds and other entities	Generally insignificant, as substantially all of such earnings (losses) are related to amounts owed to our founding partners and employees under deferred compensation arrangements; therefore, an offsetting liability is generally accrued.	None, as such amounts are eliminated in consolidation.

Net gains of consolidated Och-Ziff funds	Insignificant, as substantially all of such funds were deconsolidated in 2007.	Immediate impact, as such funds continue to be consolidated. Impact is insignificant as substantially all of the impact is offset by a corresponding change in partners’ and others’ interest in income of consolidated subsidiaries.

Accordingly, a 10% change in the fair value of the investments held by the Och-Ziff funds as of September 30, 2008, would have had no impact on management fees earned and would have had an insignificant impact on incentive income for the nine months ended September 30, 2008. As management fees are charged based on the fair value of assets under management subject to fees at the beginning of period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of September 30, 2008, would impact management fees by approximately $12.6 million for the three months ended December 31, 2008.

Our results are not expected to be significantly impacted by changes in fair value that impact the net gains (losses) of consolidated Och-Ziff funds in the foreseeable future as a result of the deconsolidation of substantially all of our funds in 2007.

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity (“VIE”) under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of the relation of the holders of variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity and whether we are deemed to be the primary beneficiary who consolidates such entity.

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

Under SFAS 109, a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. As of September 30, 2008, the Company’s determination of whether it is more likely than not that deferred tax assets will be realized was based solely on estimates of future taxable income. We have not established a valuation allowance with respect to our deferred tax asset because, as of September 30, 2008, we determined that our estimated future taxable income would be sufficient to realize the deferred tax asset. Actual taxable income and income taxes could vary from these estimates due to differences in actual results from projected results, future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the taxing authorities.

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

Future Adoption of New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires assets acquired, liabilities assumed, contractual contingencies and contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related estimates to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) is effective for business combinations completed in periods beginning on or after December 15, 2008. SFAS 141(R) will impact how we record the acquired assets and liabilities of any future business combinations; however, the adoption of SFAS 141(R) is not expected to have an impact on our financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the shareholders’ deficit section of the consolidated balance sheets. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation be measured at fair value; and (iv) losses to be allocated to noncontrolling interest regardless of whether cumulative losses have exceeded the noncontrolling interest in the subsidiary’s capital. SFAS 160 is effective for reporting periods beginning on or after December 15, 2008. The adoption of SFAS 160 will result in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries) into shareholders’ deficit at the date of adoption. In addition, we will no longer absorb losses when cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interest in the subsidiary’s capital.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment manager for the Och-Ziff funds and managed accounts and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income.

Fair value of the financial assets and liabilities of the Och-Ziff funds and managed accounts may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. The net effect of these fair value changes impacts the net gains (losses) of consolidated Och-Ziff funds in our consolidated and combined statements of operations for the consolidated Och-Ziff funds; however, the majority of these fair value changes are absorbed by the investors of these funds. To the extent the Och-Ziff funds are not consolidated, our earnings on investments in Och-Ziff funds and other entities will impact our net income (loss) in a similar way.

Our risk management principles and practices are a key element of our daily investment process and are implemented at both the individual position and total portfolio levels. We focus significant attention on these principles and practices, which embrace both quantitative and qualitative analyses intended to monitor financial risk and to preserve capital. For example, we may hedge credit risk, interest rate risk, currency risk and market exposures and engage in risk-driven portfolio diversification and review and monitor industry exposures.

Our risk management processes are overseen by our Risk Committee. The Risk Committee meets regularly to review, among other information, data on risk exposure, including the results of stress-testing our portfolios under numerous scenarios, and the reasons underlying the past and expected results of our funds. The Risk Committee also discusses other general risks, including, but not limited to geopolitical risks, counterparty risks and operational risks.

        Our portfolio managers meet with our analysts daily to review inherent risks associated with positions in each portfolio. In our event-driven strategies, positions are generally hedged to limit losses in a downside scenario to 1% to 2% of net asset value. In our convertible strategies, which are principally volatility strategies, we employ advanced risk systems, among other measures, to monitor risk. There can be no assurances that appropriate hedges will be available or in place to successfully limit losses.

Impact on Management Fees

Our management fees are based on the net asset value of the Och-Ziff funds and managed accounts. Accordingly, management fees will change in proportion to changes in the market value of investments held by the Och-Ziff funds and managed accounts.

Impact on Incentive Income

Our incentive income is generally based on a percentage of profits of the various Och-Ziff funds and managed accounts, which is impacted by global market and other factors. Major factors that will influence the degree of impact include (i) fund performance in relation to how the investments held are impacted by changes in the market, and (ii) fund performance during the period of any loss carry forward or high-water mark. Consequently, incentive income cannot be readily predicted or estimated.

Market Risk

A 10% change in the fair value of the investments held by our funds as of September 30, 2008, would result in a change of approximately $3.1 billion in our assets under management, which would proportionately affect our management fee revenues and, to the extent such change was continuing as of the end of the fiscal year, could significantly affect our incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, primarily the British Pound Sterling and the Euro, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of September 30, 2008, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of September 30, 2008, based on our funds’ debt investments and obligations as of September 30, 2008, we estimate that the net effect on interest income and interest expense would not result in a material impact to our earnings. However, a tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of September 30, 2008, our annual interest expense will increase or decrease by approximately $3.1 million.

Credit Risk

Credit risk is the risk that counterparties or debt issuers may fail to fulfill their obligations or that the collateral value may become inadequate to cover our exposure. We manage credit risk by monitoring the credit exposure to and the creditworthiness of counterparties, requiring additional collateral where appropriate.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Our business has been affected by the recent unprecedented conditions in the U.S. and global capital markets. Record volatility, lack of liquidity and the resultant flight to high quality, low risk assets resulted in a substantial decline in value for virtually every asset class globally. The unique combination of these factors adversely affects our ability to consistently generate non-volatile investment performance, and to retain and attract new assets under management, which negatively impacts our financial condition and results of operations.

The U.S. and global capital markets have been impacted by a widening credit market crisis over the last fifteen months, initially triggered by rising mortgage default rates and a substantial decline in the value of residential real estate in the U.S. Market turbulence reached unprecedented levels during the third quarter of 2008, most dramatically in September 2008, as loss of investor confidence in the financial system resulted in an historically unprecedented lack of liquidity and decline in asset values. These factors, combined with volatile commodity prices and foreign exchange rates, contributed to recessionary economic conditions globally and a resultant deterioration in consumer and corporate confidence. Global market conditions are inherently outside of our control and cannot be predicted. If these conditions continue, they may impact our ability to consistently generate non-volatile investment performance and attract new assets under management, and may result in higher redemptions than what our funds have historically experienced. These factors may reduce our revenue growth, Economic Income and the dividends we pay on our Class A Shares and may slow or reduce the growth of our business. In particular, we may face the following heightened risks:

•

Our funds’ investment performance may be impacted. Negative fund performance reduces assets under management, which decreases the management fees and incentive income we earn. Lower revenues may result in lower Economic Income and therefore reduced dividends paid on our Class A Shares.

•

Incentive income, which historically has comprised a substantial portion of our annual revenues, is contingent on our funds’ generating positive annual investment performance. To the extent any of our funds generate negative annual investment performance, we would not earn incentive income for that fund for the year ended December 31. Additionally, that fund would be subject to a high water mark in the subsequent year which will reduce, and may eliminate, our ability to earn incentive income in that year for that fund. The highwater marks for our OZ Master Fund, Ltd., OZ Europe Master Fund, Ltd., and OZ Asia Master Fund, Ltd. reset annually on the first day of each calendar year. The highwater mark for our OZ Global Special Investments Mast Fund is perpetual.

•

Investors worldwide have reduced or eliminated their investments in many asset classes as confidence in the global financial system eroded during the third quarter. These actions have resulted in increased redemptions for the asset management industry worldwide, including hedge funds. Redemption rates may stay elevated globally while market conditions remain unsettled. We are not immune to this trend and may see significant, additional redemptions from our funds that are not specifically related to our investment performance, which would reduce our assets under management. Additionally, our ability to attract new capital to our core funds or developing investment platforms may be limited during this period.

•

Consolidation in the hedge fund industry may accelerate, as many hedge funds experience substantial declines in investment performance, increased redemptions, or counterparty exposures which impair their businesses. Some of these funds have reduced their fees in an attempt to avoid additional redemptions. We may need to consider similar actions to remain competitive, which could reduce our revenues.

•

Our industry has been and may continue to be subject to increased regulation and public scrutiny. Such additional regulation could increase our compliance costs or limit our ability to pursue investment opportunities. Recent rulemaking by the SEC and other regulatory authorities outside the United States has imposed trading and reporting requirements on short selling, which could adversely affect trading opportunities, including hedging opportunities, for our funds.

•

Defaults by, or even rumors or questions about, the solvency of counterparties with which we execute transactions may increase our operational risks or transaction costs, which may result in lower investment performance by our funds.

•

Our access to certain financial intermediaries, such as prime brokers or trading counterparties, may be reduced or eliminated as a result of ongoing consolidation in the financial services industry. This may reduce our ability to diversify our exposures to these intermediaries which may increase our operational risks or transaction costs, which may result in lower investment performance by our funds.

•

A substantial portion of our compensation expense is in the form of annual bonuses to non-partner employees, which are variable and discretionary. In a typical year, the incentive income we earn funds a significant amount of the cash bonuses we pay. In a year where we earn no incentive income, or where our ability to earn incentive income is reduced or eliminated by the presence of high-water marks, our ability to pay cash bonuses is reduced. This may affect our ability to retain and attract investment professionals and other personnel.

Some of the other financial, economic and market related risks we described in “Risk Factors” in our Annual Report on Form 10-K have materialized. Additionally, the market price of our Class A Shares has experienced significant volatility and depreciation over the past year and may continue to be subject to wide fluctuations or further declines. In the event of future deterioration in business conditions, our board may determine to take actions for the longer-term benefit of the Company, such as temporarily reducing dividends on our Class A Shares or dividend equivalents on RSUs. As prevailing market and business conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our business, financial condition or results of operation.

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

Dated: November 5, 2008

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel Frank
Joel Frank
Chief Financial Officer