Form 10-K
period 2008-12-31
Och-Ziff Capital Management Group LLC
filed 2009-03-12
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $684.4 million. As of March 1, 2009, there were 76,316,900 Class A Shares and 279,989,571 Class B Shares outstanding.

Documents Incorporated by Reference

Portions of Och-Ziff Capital Management Group LLC’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on May 13, 2009 are incorporated by reference into Part III.

i

Available Information

The principal executive offices of Och-Ziff Capital Management Group LLC are located at 9 West 57th Street, New York, New York, 10019. The telephone number of our principal executive offices is (212) 790-0041. Our website address is www.ozcap.com. We make available free of charge on our public website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, which we refer to as the “SEC,” pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, as well as our Code of Business Conduct and Ethics and other information related to our corporate governance. Printed copies of each of these documents may also be obtained upon request to the Company at 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. The information posted on our website is not included as part of or incorporated into this annual report.

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

On December 12, 2008, we submitted to the New York Stock Exchange the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. We have also filed with this annual report as Exhibits 31.1 and 31.2 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

In this annual report, references to “Och-Ziff,” “our Company,” “the Company,” “we,” “us,” or “our” refer, unless context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP, a Delaware limited partnership, which we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly-owned subsidiaries of Och-Ziff Capital Management Group LLC. References to our “founding owners” refer, collectively, to our founder, Mr. Daniel Och, our other partners at the time of our initial public offering (collectively with Mr. Och, our “founding partners”) and the Ziffs. References to the “Ziffs” refer to Ziff Brothers Investments, L.L.C. and certain of its affiliates and control persons, which, together with Mr. Och, founded our business in 1994. References to our “partners” refer to our founding partners and any partners admitted after our initial public offering. References to the “Class A Shares,” refer to our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly-traded and listed on the New York Stock Exchange. References to “Class B Shares” refer to Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly-traded, are currently held solely by our founding partners and have no economic rights but entitle the holders thereof to one vote per share.

Forward-Looking Statements

Some of the statements under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report may be forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Exchange Act that reflect our current views with respect to, among other things, future events and financial performance, strategies and expectations, including but not limited to statements regarding our ability to generate returns and preserve capital and our ability to expand our investment platforms. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “opportunity,” “pipeline,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve” or the negative version of those words or other comparable words. Any forward-looking statements contained in this annual report are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or any other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions, including but not limited to global economic and market conditions, global business conditions, the success of government initiatives worldwide to address economic, market and business conditions, the conditions impacting the hedge fund industry, our ability to successfully compete for fund investors, professional investment talent and investment opportunity, our successful formulation and execution of business and growth strategies and our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this annual report, including the factors described in “Item 1A. Risk Factors” below. Other risks, or updates to the risks discussed below, may be described from time to time in our news releases and other filings made under the securities laws, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made only as of the date of this document and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I

Item 1.	Business

Overview

Business Description

We are a leading global, institutional alternative asset management firm and one of the largest alternative asset managers in the world, with approximately $22.3 billion of assets under management for approximately 700 fund investors as of March 1, 2009. We have a strong track record spanning 15 years, which we believe places us among the longest standing alternative asset managers globally.

We were founded in 1994 by Mr. Daniel Och, together with the Ziffs, with the goal of building an enduring, world class investment management business. Since our formation, we have managed and operated our business with a global perspective, looking to take advantage of investment opportunities wherever they arise. We have been among the pioneers in building a global alternative investment platform, and have grown to approximately 400 personnel, with 150 investment professionals, including 17 partners, working from our headquarters in New York and offices in London, Hong Kong, Bangalore, Tokyo, and Beijing. Our London office houses our European investment capabilities. Over the past five years, we have established investment capabilities in Asia, managing assets out of our offices in Hong Kong, Bangalore, Tokyo, and Beijing.

We conduct substantially all of our operations through the Och-Ziff Operating Group entities and currently operate through a single operating segment, which we refer to as “Och-Ziff Funds.” Our other operations are currently comprised of our real estate business and our new businesses established to expand our private investment platform. Our operations, including our growth and expansion, have been financed primarily from cash flows generated by our operations. Our primary sources of revenues are management fees, which are based on the amount of our assets under management, and incentive income, which is based on our fund profits. Accordingly, for any given period our revenues will be heavily influenced by the combination of assets under management and the investment performance of our funds.

Investment Philosophy

Our funds seek to deliver consistent, positive, risk-adjusted returns to fund investors throughout market cycles, with a focus on risk management and capital preservation. We opportunistically determine portfolio composition and do not have any predetermined commitment to any given investment strategy or geography, valuing flexibility in our investment approach. Some of the main strategies we currently employ on a global basis include:

•	Merger arbitrage, which generally involves multiple investments in entities contemplating a merger or similar business combination with the goal of realizing a profit from pricing discrepancies;

•

Convertible and derivative arbitrage, which generally involves investments in convertible and derivative securities to take advantage of price discrepancies between the convertible and derivative security and the underlying equity security or other convertible or derivative security. These investments may be made at multiple levels of an entity’s capital structure to take advantage of valuation or other pricing discrepancies;

•

Equity restructuring, which seeks to realize a profit from corporate events such as spin-offs, recapitalizations and other corporate restructurings, whether company-specific or as a result of industry or economic conditions;

•

Credit and distressed credit investments, which includes high-yield debt investments in distressed businesses, investment in senior secured debt, structured products and similar securities and credit strategies;

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

We allocate capital among investment strategies on an opportunistic basis, meaning that we retain flexibility to invest in what we deem to be the most attractive opportunities at a given time, within the bounds of our overall investment philosophy and risk management process. In all of our strategies, our investment approach is defined by certain common elements:

•

Disciplined investment and risk management process. Our investment process is based on fundamental research to support our understanding of the relationship between profit potential and risk. Our risk management process embraces both quantitative and qualitative analyses and is implemented at both the individual position and total portfolio levels.

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

•

Preservation of capital. We believe that the preservation of capital is essential to our fund investors. Accordingly, we focus on ways to minimize downside risk in each of our strategies. We use sophisticated risk analysis and active portfolio management in an effort to limit our funds’ exposure to global market, economic and other risks across all of our strategies.

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

Risk Management Principles and Practices

Our risk management principles and practices are a key element of our daily investment process and are implemented at both the individual position and total portfolio levels. We focus significant attention on these principles and practices, which embrace both quantitative and qualitative analyses intended to monitor financial risk and to preserve capital. For example, we may hedge credit risk, interest rate risk, currency risk and market exposures, engage in risk-driven portfolio diversification, and review and monitor industry exposures.

Our risk management processes are overseen by our Risk Committee. The Risk Committee meets regularly to review, among other information, data on risk exposure, including the results of stress-testing our portfolios under numerous scenarios, and the reasons underlying the past and expected results of our funds. The Risk Committee also discusses other general risks, including, but not limited to, global economic risks, geopolitical risks, counterparty risks and operational risks.

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

Investment Performance

We believe one of the principal drivers of our ability to increase assets under management is the investment performance of our funds. We believe our historical ability to generate consistent positive returns with low leverage and low levels of volatility relative to the broader capital markets, and ability to preserve fund capital when markets decline, are hallmarks of our investment approach and key points of competitive differentiation for us.

The historical and potential future returns of the funds we manage are not directly linked to returns on our Class A Shares; therefore, superior investment performance of the funds we manage may not necessarily correspond to positive returns on an investment in our Class A Shares. Poor performance of the funds that we manage, however, would cause a decline in our revenue from such funds, which would have a negative effect on both our performance and on returns on an investment in our Class A Shares. An investment in our Class A Shares is not an investment in any of the Och-Ziff funds.

Moreover, with respect to the historical returns of our funds, our funds’ returns reflect investment opportunities and general global economic and market conditions that may not repeat themselves, and the rates of return reflect our historical cost structure, which may vary in the future due to factors beyond our control, including changes in applicable law. See “Item 1A. Risk Factors—Risks Related to Our Funds—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A Shares.”

The following table sets forth, as of December 31, 2008, the net annualized return, volatility, Sharpe Ratio and correlation to the S&P 500 Index of our flagship global multi-strategy fund, OZ Master Fund. Performance for OZ Master Fund is provided for illustrative purposes only. The OZ Master Fund includes every strategy and geography in which the Och-Ziff funds invest and constituted approximately 61% of our assets under management as of December 31, 2008. Our other funds implement geographical or strategy focused investment programs. The performance metrics for our other funds vary from those of OZ Master Fund, and such variance may be material. The performance reflected in the table below is not necessarily indicative of the future results of OZ Master Fund. There can be no assurance that any Och-Ziff fund will achieve comparable results.

	1 Year	3 Years	5 Years	Strategy Inception
Net Annualized Return
OZ Master Fund(a)	-15.9%	2.5%	5.4%	14.0%
S&P 500 Index(b)	-37.0%	-8.4%	-2.2%	6.9%
Correlation of OZ Master Fund to S&P 500 Index(c)	0.78	0.81	0.78	0.55
Volatility(d)
Master Fund Standard Deviation (Annualized)	8.5	6.7	5.7	5.8
S&P 500 Index Standard Deviation (Annualized)	21.0	15.3	12.9	15.0
Sharpe Ratio(e)
OZ Master Fund	(2.18)	(0.30)	0.30	1.66
S&P 500 Index	(1.88)	(0.84)	(0.46)	0.16

(a)

Total net return for the OZ Master Fund represents a composite of the average return of the feeder funds that comprise the OZ Master Fund. Returns are presented on a total return basis, net of all fees and expenses (except incentive income on certain unrealized private investments that could reduce returns on these investments at the time of realization), and include the reinvestment of all dividends and income. Performance includes realized and unrealized gains and losses attributable to certain private and initial public offering investments that are not allocated to all investors in the OZ Master Fund. Investors that do not participate in such investments or that pay different fees may experience materially different returns. Past performance is no guarantee of future results. For the period from 1994 through 1997, performance represents the performance of Och-Ziff Capital Management, L.P., a Delaware limited partnership that was managed by Daniel Och following an investment strategy that is substantially similar to that of the OZ Master Fund. In addition, during this period, performance was calculated by deducting management fees on a quarterly basis and incentive income on a monthly basis. Beginning January 1998, performance has been calculated by deducting both management fees and incentive income on a monthly basis from the composite returns of the OZ Master Fund.

(b)	Readers should not assume that there is any material overlap between those securities in the portfolio of the OZ Master Fund and those that comprise the S&P 500 Index. It is not possible to invest directly in the S&P 500 Index. Returns of the S&P 500 Index have not been reduced by fees and expenses associated with investing in securities and include the reinvestment of dividends. The S&P 500 Index is an equity index owned and maintained by Standard & Poor’s, a division of McGraw-Hill, whose value is calculated as the free float-weighted average of the share prices of 500 large-cap corporations listed on the NYSE and Nasdaq. The comparison of S&P 500 Index performance relative to the OZ Master Fund’s performance should not be considered an indication of how the OZ Master Fund will perform relative to the S&P 500 Index in the future.

(c)	Correlation to the returns of the S&P 500 Index represents a statistical measure of the degree to which the return of one portfolio is correlated to the return of another. It is expressed as a factor that ranges from -1.0 (perfectly inversely correlated) to +1.0 (perfectly positively correlated).

(d)	Standard deviation is a statistical measure of the degree to which an individual value in a distribution tends to vary from the mean of the distribution.

(e)	Sharpe Ratio represents a measure of the investment returns as adjusted for risk. The Sharpe Ratio is calculated by subtracting a “risk-free” rate from the composite returns, and dividing that amount by the standard deviation of the returns. A higher Sharpe Ratio indicates a portfolio that generates a return that is higher than would be expected for the level of risk in the portfolio as compared to the risk-free rate. The risk-free rate is one-month LIBOR.

Assets Under Management

Our business and its operations have been financed primarily by cash flows generated by our operations. Our primary sources of revenues are management fees and incentive income. Management fees are based on assets under management. Incentive income, which is primarily earned on an annual basis, is based on profits that we generate for investors in the funds that we manage. Accordingly, for any given fiscal period our revenues will be heavily influenced by the combination of assets under management and the investment performance of our funds. The investment performance of our funds is pivotal to the long-term success of our business. To increase assets under management, our funds must attract new and maintain existing investment capital and realize gains that they can reinvest, all of which are dependent upon the performance of our funds.

Assets under management refers to the assets we manage, which equals the sum of net asset value (which we refer to as “NAV,” and which we define, with respect to any of our funds, accounts or portfolios as of any given date, as the assets minus liabilities of such fund, account or portfolio) and unfunded capital commitments of our private investment funds and our managed accounts. Our definition of assets under management is not based on any definition of assets under management that is set forth in the agreements governing the investment funds that we manage. Assets under management presented in this annual report include assets under management and investments in our funds by us, our partners and certain other affiliated parties with respect to which, prior to our initial public offering, or “IPO,” we have not charged management fees or received incentive income. For periods following the IPO, however, we charge management fees and receive incentive income on new investments made by our partners in our funds (including the investment of the after-tax proceeds of the IPO and sale of shares to DIC Sahir, as defined below) other than investments made with distributions from deferred balances (as discussed below in “—Industry Overview”).

Our assets under management have grown from approximately $5.8 billion as of December 31, 2002 to approximately $27.0 billion as of December 31, 2008, representing a 29% compound annual growth rate. Assets under management declined from $33.4 billion as of December 31, 2007 to $27.0 billion as of December 31, 2008. This 19% annual decline was driven by performance-related depreciation of approximately $5.7 billion and net capital outflows of approximately $722 million, experienced primarily after August 2008 following a sharp acceleration of the global financial crisis that is continuing to date. Assets under management as of March 1, 2009 were $22.3 billion, a decrease of $4.7 billion from December 31, 2008 experienced mainly as a result of redemptions of $5.2 billion (net of capital inflows) from January 1, 2009 through March 1, 2009. We believe these redemptions were investors’ response to the continuing global financial crisis. As a result of these conditions, which may continue beyond 2009, we believe our growth rate for at least the near term to be lower than historic levels. We believe, however, that our long-standing business model, other competitive strengths and growth strategy will enable us to achieve future growth over the long term. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Business.”

Our Growth Strategy

Our principal focus is to create long-term value for our fund investors, primarily by generating positive, risk-adjusted returns and developing new, carefully-considered investment opportunities for our fund investors. We believe this philosophy will benefit our Class A shareholders over time. As we extend our track record of performance and grow and broaden our investment platforms and fund investor base, we expect to increase our assets under management and related earnings commensurately, subject to general global and economic conditions. Some of the specific components of our growth strategy include the continued expansion of our private investment platforms and the identification of new, complementary investment strategies, opportunities and distribution channels across the globe.

Our Structure

Och-Ziff Capital Management Group LLC

We are a publicly-traded holding company, and our primary assets are our ownership interests in the Och-Ziff Operating Group entities, which we hold indirectly through two intermediate holding companies, Och-Ziff Corp and Och-Ziff Holding. We conduct substantially all of our business through the Och-Ziff Operating Group.

Initial Public Offering and Private Offering

In November 2007, we completed our IPO of 36 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC. We refer to the IPO and the private share sale to DIC Sahir collectively as the “Offerings.” The Offerings strengthened our brand visibility globally, while also providing us with the added capital to pursue growth opportunities. Our founding owners, including Daniel Och, reinvested substantially all of their $1.6 billion in after-tax proceeds from the Offerings into the Global Special Investments Master Fund, the primary vehicle by which we expect to grow our private investments business.

Reorganization

Prior to the Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization,” whereby the ownership interests of our founding owners in the Och-Ziff Operating Group and the real estate management business were transferred to us. As part of the Reorganization, interests in the Och-Ziff Operating Group held by our founding owners were reclassified as Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A Units not sold by our founding owners to us as part of our IPO, as described below, continue to be held by our founding owners and are exchangeable for our Class A Shares on a one-for-one basis, subject to vesting and other requirements, transfer and other restrictions and certain adjustments.

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

Class A Shares.    Class A Shares represent limited liability company interests in our Company. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2008, represent 21.4% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares. Additional Class A Shares are issuable upon exchange of Och-Ziff Operating Group A Units by our founding owners, as described below, and upon vesting of equity awards granted in connection with and after our IPO under our Amended and Restated 2007 Equity Incentive Plan, which we refer to as the “Plan.”

Class B Shares.    Class B Shares have no economic rights but entitle the holders of record to one vote per share on all matters submitted to a vote of our shareholders. As of December 31, 2008, the Class B Shares represent 78.6% of our total combined voting power. The Class B Shares are not expected to be registered for public sale or listed on any securities exchange and are generally transferable by a holder in connection with a transfer of such holder’s Och-Ziff Operating Group A Units. The Class B Shares currently are held solely by our founding partners and are intended solely to provide our partners with a voting interest in Och-Ziff Capital Management Group LLC commensurate with their economic interest in our business. Our partners have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability, or (ii) such time as our partners hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of our shareholders. The Ziffs do not hold any of our Class B Shares.

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

Och-Ziff Operating Group A Units.    As part of the Reorganization, each founding partner’s interest in an Och-Ziff Operating Group entity was reclassified as a Class A operating group unit, which represents a common equity interest in the respective Och-Ziff Operating Group entity. The Ziffs’ interest in our business was also reclassified as Class A operating group units representing an approximately 10% interest in the common equity of each Och-Ziff Operating Group entity immediately prior to the IPO, which proportionately reduced each partner’s common equity interest in the respective Och-Ziff Operating Group entity.

One Class A operating group unit in each of the Och-Ziff Operating Group entities represents one “Och-Ziff Operating Group A Unit.” Our founding owners continue to own 100% of the Och-Ziff Operating Group A Units, which, as of December 31, 2008, represent an 80.3% ownership interest in the Och-Ziff Operating Group. Och-Ziff Operating Group A Units are exchangeable for our Class A Shares on a one-for-one basis, subject to certain exchange rate adjustments for splits, unit distributions and reclassifications and generally subject to ratable annual vesting through 2012, minimum retained ownership requirements and transfer restrictions.

Och-Ziff Operating Group B Units.    We contributed our proceeds from the IPO and the sale of Class A Shares to DIC Sahir to our intermediate holding companies, which in turn contributed such proceeds to each of the Och-Ziff Operating Group entities in exchange for Class B operating group units in each such entity. Each intermediate holding company holds a general partner interest and Class B operating group units in each Och-Ziff Operating Group entity that it controls. Och-Ziff Corp holds 100% of the Class B operating group units in each of OZ Management and OZ Advisors I, and Och-Ziff Holding holds 100% of the Class B operating group units in OZ Advisors II. One Class B operating group unit in each of the Och-Ziff Operating Group entities represents one “Och-Ziff Operating Group B Unit.” Our intermediate holding companies continue to own 100% of the Och-Ziff Operating Group B Units, which, as of December 31, 2008, represent a 19.7% ownership interest in the Och-Ziff Operating Group. The Och-Ziff Operating Group B Units are economically identical to the Och-Ziff Operating Group A Units held by our founding owners and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.

The diagram below depicts our organizational structure as of December 31, 2008(1):

(1)	This diagram does not give effect to approximately 15,075,965 Class A restricted share units that were granted as of December 31, 2008 to our managing directors, other employees, and the independent members of our Board of Directors. Giving effect to the settlement of the 15,075,965 Class A restricted share units (assuming such units vest and are settled in Class A Shares), (i) our founding owners would hold 77.3% of the equity in our business and 75.4% of our total combined voting power, excluding the 1,146,101 Class A Shares, or 0.3% of our total combined voting power, purchased as of December 31, 2008 by Mr. Och in the open market pursuant to a plan adopted by Mr. Och on November 12, 2008, which is intended to comply with Rule 10b5-1(c) of the Exchange Act (see note (3) below), (ii) DIC Sahir would hold indirectly 9.5% of the equity in our business and 10.3% of our total combined voting power and (iii) public shareholders would hold indirectly 9.5% of the equity in our business and 10.3% of our total combined voting power. Because the Ziffs do not hold any Class B Shares, the percentage of our total combined voting power held by the other founding owners, public shareholders and DIC Sahir will exceed their respective ownership percentages of the equity in our business.

(2)	Our founding owners include Mr. Och, the other founding partners and the Ziffs, who hold Och-Ziff Operating Group A Units and, in the case of Mr. Och also Class A Shares (see note (3) below), representing 39.8%, 32.8% and 8.0%, respectively, of the equity in our business (or 38.3%, 31.6% and 7.7%, respectively, assuming the vesting and settlement in Class A Shares of the 15,075,965 Class A restricted share units outstanding as of December 31, 2008). Our partners also hold Class C Non-Equity Interests as described below in note (5) below.

(3)	Mr. Och holds Class B Shares representing 42.9% of the voting power of our Company and the other founding partners hold Class B Shares representing 35.7% of the voting power of our Company (or 41.2% and 34.2%, respectively, assuming the vesting and settlement in Class A Shares of the 15,075,965 Class A restricted share units granted as of December 31, 2008). In addition, Mr. Och controls an additional 0.3% of the combined voting power of our Class A Shares and Class B Shares through his direct ownership of 1,146,101 Class A Shares purchased as of December 31, 2008 in the open market pursuant to a plan adopted by Mr. Och on November 12, 2008, which is intended to comply with Rule 10b5-1(c) of the Exchange Act. Our partners have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. The Ziffs do not hold any of our Class B Shares and, therefore, will not have any voting power in our Company unless they exchange their Och-Ziff Operating Group A Units into Class A Shares.

(4)	The Och-Ziff Operating Group A Units and the Och-Ziff Operating Group B Units together represent all of the common equity interests in the Och-Ziff Operating Group entities, and are referred to collectively as the “Och-Ziff Operating Group Equity Units.” The Och-Ziff Operating Group Equity Units have no preference or priority over other securities of the Och-Ziff Operating Group and, upon liquidation, dissolution or winding up, will be entitled to any assets remaining after payment of all debts and liabilities of the Och-Ziff Operating Group.

(5)	The Class C non-equity interests, which we refer to as the “Class C Non-Equity Interests,” represent non-equity interests in the Och-Ziff Operating Group entities. No holder of Class C Non-Equity Interests will have any right to receive distributions on such interests. Our founding partners hold all of the Class C Non-Equity Interests, which may be used for discretionary income allocations, if any, in the future.

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

Alternative Asset Management / Hedge Funds

Alternative asset management, in general, involves a variety of investment strategies where the common element is the manager’s goal of delivering, within certain risk parameters, investment performance that is typically measured on an absolute return basis, meaning that performance is measured not by how well a fund performs relative to a benchmark index, but by how well the fund performs in absolute terms. These managers typically run pooled investment vehicles that are not subject to the investment limitations of traditional mutual funds and separate account managers. The investment vehicles managed by alternative asset managers may employ a wide variety of investment strategies. Alternative asset managers strive to produce investment returns that have a lower correlation to the broader market than do traditional asset management strategies. Alternative asset managers typically earn management fees based on the value of the investments they manage and earn incentive income based on the performance of such investments. Alternative investment funds are typically exempt from registration with regulatory authorities. Advisers of such funds in the U.S. may or may not be registered with the SEC under the Investment Advisers Act of 1940, as amended, which we refer to as the “Advisers Act.” Investment vehicles employing alternative investment strategies are commonly referred to as hedge funds, among other things.

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

The increasing demand for hedge fund products by institutional investors was one of the main drivers of the hedge fund industry’s historical growth. Institutional demand was driven by several factors, including the pursuit of higher returns compared to those generated by traditional equity and fixed income strategies, and the desire to diversify investment portfolios by investing in assets with low correlation to traditional asset classes or equity indices, and an increased level of comfort with hedge fund investments as the industry continues to mature. Alternative investment strategies still account for a relatively small portion of all institutional assets, signifying potential opportunity for future growth. The table below presents the cumulative capital allocated to the hedge fund industry historically.

During 2008 and continuing into 2009, the global financial crisis accelerated and deepened, and continues to date. Hedge funds and other alternative asset managers generally experienced declines in assets under management as a result of both redemptions and investment performance-related depreciation. As a result, hedge fund assets under management declined in 2008 and the industry continues to experience ongoing contraction and consolidation.

Historical Hedge Fund Assets Under Management

(dollars in billions as of December 31)

Source: Hedge Fund Research

Historically, we have achieved or exceeded the historical growth rates in assets under management for hedge funds generally. Since 2002 and through December 31, 2008, our compound annual growth rate was approximately 29%, compared to the industry’s compound annual growth rate of 14%.

Our Total Historical Assets Under Management(1)

(dollars in billions as of December 31)

(1)	Includes assets under management relating to deferred balances, which are made up of deferred incentive income receivables from our offshore funds, and investments in our funds by us, our partners and certain other affiliated parties. As of December 31, 2008, approximately 9% of our assets under management represent investments by us, our partners and certain other affiliated parties in our funds and deferred balances payable by our funds to OZ Management. As of such date, approximately 43% of these affiliated assets under management were not charged management fees and incentive income as they relate to pre-IPO investments. Prior to the IPO, we did not charge management fees and incentive income on investments made by us, our partners and certain other affiliated parties. On and after the date of our IPO, we began charging management fees and are receiving incentive income on new investments made by our partners and certain other affiliated parties in our funds, including the reinvestment of the proceeds from our IPO and sale of shares to DIC Sahir, but excluding investments made with distributions of deferred balances.

Our assets under management as of March 1, 2009 were $22.3 billion, a decrease of $4.7 from December 31, 2008 experienced mainly as a result of redemptions of $5.2 billion (net of capital inflows) from January 1, 2009 through March 1, 2009. For a further discussion of our assets under management and funds’ performance, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Assets Under Management and Fund Performance.”

Competition

We compete with many other firms in all aspects of our business, including raising funds, seeking investment opportunities and hiring and retaining professionals, and we expect our business will continue to be highly competitive. The hedge fund industry is currently undergoing contraction and consolidation, reducing the number of industry participants and generally resulting in the larger firms being better positioned to retain and gain market share. We compete in the United States and globally for investment opportunities, investor capital and talent. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of these competitors continue to raise additional amounts of capital to pursue investment strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. Our competitive position depends on our reputation, our investment performance and processes, the breadth of our business platform and our ability to continue to attract and retain qualified employees while managing compensation and other costs. For additional information regarding the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Business—Competitive pressures in the asset management business could adversely affect our business and results of operations.”

Our Fund Investors

As of March 1, 2009, we managed approximately $22.3 billion of assets for approximately 700 fund investors. Our funds have a diverse and sophisticated investor base, including many of the largest pension and profit-sharing funds, foundations, fund-of-funds, university endowments and financial institutions. Over our 15-year history we have developed long-standing relationships with many of the world’s largest institutional investors. Many of our investors are invested in more than one of our funds and have invested in our new funds at or near their launch dates. A significant portion of the capital we have raised to seed new funds has come from existing investors. No single investor in our funds, however, accounts for more than 3% of our assets under management as of March 1, 2009, and the top five fund investors accounted for approximately 12% of assets under management. As of March 1, 2009, approximately 9% of our assets under management represent investments by us, our partners and certain other affiliated parties in our funds and deferred balances payable by our funds to OZ Management. As of such date, approximately 43% of these affiliated assets under management were not charged management fees and incentive income as they relate to pre-IPO investments and deferred balances.

Our Fund Structure

Our funds are typically organized using a “master-feeder” structure. This structure is commonly used in the hedge fund industry and calls for the establishment of one or more U.S. or non-U.S. “feeder” funds, which are managed by us but are separate legal entities and have different structures and operations designed for distinct groups of investors. These feeder funds hold direct or indirect interests in a “master” fund that is the primary investment vehicle for its feeder funds. Fund investors, including our partners, managing directors and other employees, invest directly into our feeder funds, which in turn invest in our master funds. Unlike private equity funds in which investors make capital commitments that are funded over a period of time, our fund investors generally fund their investment in a single lump-sum payment made at the outset of their investment. Our partners, managing directors and other employees fund their investments through the use of their own capital.

We have established various master funds, most of which are focused on a specific investment strategy or geographic region. Our flagship fund, the OZ Master Fund, is a global multi-strategy fund that participates in all of our investment strategies and all of the geographies in which we invest. Our master funds are managed by the Och-Ziff Operating Group. Any of our existing or future funds may invest using any alternative structure that is deemed useful or appropriate.

We have entered into agreements with each of our funds (other than our real estate funds) pursuant to which one or more of the Och-Ziff Operating Group entities act as general partner or investment manager of each fund. The management and other offering and formation documents of our funds are substantially similar in form. The following describes the material economic terms of such agreements:

•	Investors are able to invest in our funds as frequently as monthly.

•

Management fees from our funds range from 1.5% to 2.5% annually of the fund’s assets under management. Management fees are generally paid to us on a quarterly basis, in advance, based on the applicable fund’s net asset value at the beginning of the quarter.

•

Incentive income generally consists of 20% of a fund’s profits attributable to each investor, both realized and unrealized, calculated based on the fair value of the fund’s assets attributable to such investor and excluding unrealized profits on certain private investments. Incentive income is only earned if the profits attributable to an investor exceed losses, if any, attributable to such investor during the prior year, which we refer to as a “high-water mark.” Incentive income is calculated and distributed to us annually based on the fund’s performance during the period, other than incentive income earned as a result of fund investor redemptions during interim periods.

•

Investors are initially subject to a lock-up of one to three years, with annual or quarterly liquidity opportunities thereafter, and have the right to redeem their interest in a fund in accordance with the terms of the fund’s organizational documents, which may include the right to redeem during the lock-up period subject to payment or any applicable fees.

Our agreements with our funds also generally provide that we will not be liable to our funds or fund investors for actions taken with respect to the funds, provided that we reasonably believed such course of action to be in the best interests of the fund and that the action did not result from our negligence or dishonesty. Additionally, such agreements provide that our funds will indemnify us for any losses and expenses suffered in connection with our management of the funds, provided that any such losses or expenses did not result from our negligence or dishonesty.

Employees

As of December 31, 2008, we had 412 personnel (including 62 in the United Kingdom and 64 in Asia), with 150 investment professionals (including 36 in the United Kingdom and 40 in Asia).

Regulatory Matters

Our business is subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. The SEC regulates our activities as a registered investment adviser under the Advisers Act. We are also subject to regulation under the Exchange Act, the Securities Act and various other statutes. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, which we refer to as “ERISA.” In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the Financial Services Agency in Japan, the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India. Currently, governmental authorities in the U.S. and in the other countries in which we operate have proposed additional disclosure requirements and regulation of hedge funds and other alternative asset managers. For example, recent rulemaking by the SEC and other regulatory authorities outside the United States has imposed trading and reporting requirements on short selling, which could adversely affect trading opportunities, including hedging opportunities, for our funds. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Relating to Our Business—Increased regulatory focus could result in additional burdens on our business.”

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

Our Executive Officers

Set forth below is certain information regarding our executive officers, as of March 1, 2009.

Daniel S. Och, 48, is our founder, the Chief Executive Officer, an Executive Managing Director and the Chairman of our Board of Directors. Mr. Och joined the Board in connection with our IPO. He is also the Company’s Chief Investment Officer and an officer and/or director of each of our indirect foreign operating subsidiaries, Och-Ziff Management Europe Limited, Och-Ziff Capital Management Hong Kong Limited, Och-Ziff Consulting (Beijing) Company Limited, Och-Ziff Japan Limited and Och-Ziff India Private Limited as well as Chief Executive Officer and an executive managing director at each Och-Ziff Operating Group entity. Prior to founding Och-Ziff in 1994, Mr. Och spent eleven years at Goldman, Sachs & Co., where he was a Vice President. Mr. Och began his career at Goldman, Sachs & Co. in the Risk Arbitrage Department and was later Head of Proprietary Trading in the Equities Division and Co-Head of U.S. Equities Trading. Mr. Och has a B.S. in Finance from the Wharton School of the University of Pennsylvania.

Joel M. Frank, 53, is our Chief Financial Officer, an Executive Managing Director and a member of our Board of Directors. Mr. Frank joined the Board in connection with our IPO. Mr. Frank is also the Finance Officer for Och-Ziff Management Europe Limited, a director of Och-Ziff India Private Limited and Och-Ziff Consulting (Beijing) Company Limited as well as Chief Financial Officer and an executive managing director at each Och-Ziff Operating Group entity. Prior to joining Och-Ziff at its inception in 1994, Mr. Frank spent six years at Rho Management Company, Inc. as its Chief Financial Officer. Mr. Frank was previously with Manufacturers Hanover Investment Corporation from 1983 to 1988 as Vice President and Chief Financial Officer, and was with Manufacturers Hanover Trust from 1977 to 1983. Mr. Frank holds a B.B.A. in Accounting from Hofstra University and an M.B.A. in Finance from Fordham University. Mr. Frank is a C.P.A. certified in the State of New York.

David Windreich, 51, is an Executive Managing Director and a member of our Board of Directors. Mr. Windreich joined the Board in connection with our IPO. Mr. Windreich is also the Head of U.S. Investing for Och-Ziff as well as an executive managing director at each Och-Ziff Operating Group entity. Prior to joining Och-Ziff at its inception in 1994, Mr. Windreich was a Vice President in the Equity Derivatives Department at Goldman, Sachs & Co. Mr. Windreich became a Vice President in 1988 and began his career there in 1983. Mr. Windreich holds both a B.A. in Economics and an M.B.A. in Finance from the University of California, Los Angeles.

Michael L. Cohen, 37, is an Executive Managing Director, the Head of European Investing for Och-Ziff and a director of Och-Ziff Management Europe Limited as well as an executive managing director at each Och-Ziff Operating Group entity. Mr. Cohen joined Och-Ziff in 1997 and helps manage our London office. Prior to joining us, Mr. Cohen served as an Equity Research Analyst at Franklin Mutual Advisory and as an Investment Banking Analyst at CS First Boston specializing in the financial services sector. Mr. Cohen holds a B.A. in Economics from Bowdoin College.

Zoltan Varga, 35, is an Executive Managing Director, the Head of Asian Investing for Och-Ziff and a director of Och-Ziff Consulting (Beijing) Company Limited as well as an executive managing director at each Och-Ziff Operating Group entity. Mr. Varga joined Och-Ziff in 1998 and helps manage our Hong Kong office. Prior to joining Och-Ziff, Mr. Varga was an Analyst in the Mergers and Acquisitions Department at Goldman, Sachs & Co. Mr. Varga holds a B.A. in Economics from DePauw University.

Harold A. Kelly, 45, is an Executive Managing Director and the Head of Global Convertible and Derivative Arbitrage for Och-Ziff as well as an executive managing director at each Och-Ziff Operating Group entity. Prior to joining Och-Ziff in 1995, Mr. Kelly had seven years of experience trading various financial instruments and held positions at Cargill Financial Services Corporation, Eagle Capital Management, Merrill Lynch International, Ltd. and Buchanan Partners, Ltd. Mr. Kelly earned his B.B.A. degree in Finance and also holds M.B.A. and Ph.D. degrees from The University of Georgia.

Jeffrey C. Blockinger, 39, is our Chief Legal Officer, Chief Compliance Officer and Secretary as well as a managing director at each Och-Ziff Operating Group entity. Prior to joining Och-Ziff in April 2005, Mr. Blockinger was with Schulte, Roth and Zabel LLP from April 2003 to April 2005, Crowell & Moring LLP from January 2002 to April 2003 and Morgan, Lewis & Bockius LLP from September 1996 to January 2002. Mr. Blockinger earned a B.A. at Purdue University and holds a J.D. from the University of Miami School of Law. Mr. Blockinger is admitted to the bars of New York and the District of Columbia.

Item 1A.	Risk Factors

Risks Related to Our Business

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the alternative asset management business. A summary of some of the significant risks that have affected and could affect our competitive positioning, financial condition and results of operations is included below. Some of these risks are managed in accordance with the Company’s established risk management policies and procedures, which are described in “Item 1. Business—Overview—Risk Management Principles and Practices.”

Our business has been affected by the recent unprecedented conditions in the U.S. and global economies and in the capital markets worldwide. Record volatility, lack of liquidity and the resultant flight from equities to cash and cash equivalent holdings resulted in a substantial decline in value for virtually every asset class globally. The unique combination of these factors adversely affects our ability to consistently generate non-volatile investment performance, and to retain and attract new assets under management, which negatively impacts our financial condition and results of operations.

Conditions in the U.S. and global economies and in the capital markets worldwide have significantly deteriorated over the past 18 months, and a widening economic, financial and credit market crisis continues to contribute to unprecedented market turbulence, a lack of liquidity, rising mortgage default rates and substantial declines in the value of residential real estate and other asset classes. Write-downs and capital-related issues across all industries have resulted in the failures of multiple global financial institutions and other businesses, which have further negatively impacted the global economy. These factors continue to exacerbate adverse economic conditions globally, have heightened concerns about a prolonged global economic recession and have resulted in a significant loss of corporate and investor confidence. Furthermore, well-publicized scandals involving certain financial services firms have further eroded confidence in the global financial system. Although the U.S. and other governments have taken a number of significant steps to stem the crisis and improve economic and market conditions, such efforts to date have not brought sufficient stability or liquidity to the global financial markets or improved corporate and investor confidence. Global market conditions are rapidly changing and are inherently outside of our control and cannot be predicted. If these difficult conditions continue, they may further impact our investment performance and ability to retain and attract new assets under management, and may result in higher redemptions than what our funds have historically experienced. These factors may further reduce our revenues, Economic Income and the dividends we pay on our Class A Shares and may slow or reduce the long-term growth of our business. In particular, we may face the following heightened risks:

•

Our funds’ investment performance may continue to be negatively impacted. Negative fund performance reduces assets under management, which decreases the management fees and incentive income we earn. Lower revenues result in lower Economic Income and therefore reduced dividends paid on our Class A Shares.

•

Incentive income, which historically has comprised a significant portion of our annual revenues, is contingent on our funds’ generating positive annual investment performance. Investors in our funds for the year ended December 31, 2008 generally experienced losses, resulting in a one-year high-water mark for such investors. Accordingly, our funds’ investment performance in 2009 will have to exceed those high-water marks in order for us to earn incentive income in 2009. As a result, we may not earn incentive income in 2009 for those funds. To the extent any of our funds continue to generate negative annual investment performance in 2009, we would not earn incentive income for that fund in 2009. Additionally, that fund would be subject to a high-water mark in 2010 which will reduce, and may eliminate, our ability to earn incentive income in that year for that fund. Failure to earn incentive income as a result of these high-water marks would adversely impact our financial condition and operations, including our ability to make distributions on our equity.

•

In recent months, investors worldwide have reduced or eliminated their investments in many asset classes and maximized their cash or equivalent holdings as confidence in the global financial system has eroded significantly over the past several months, with investors reacting to reduced returns or losses on their capital investments, the lack of liquidity in the capital markets and a loss of confidence in the markets. These actions have resulted in increased redemptions for the asset management industry worldwide, including hedge funds. Redemption rates may stay elevated globally while market conditions remain unsettled. We are not immune to this trend and may see significant, additional redemptions from our funds, which would reduce our assets under management and, consequently, our revenues. Assets under management as of January 1, 2009 were $22.1 billion, which reflects redemptions for the month of December 2008 (net of January 1, 2009 capital inflows) of approximately $4.9 billion. By comparison, assets under management as of January 1, 2008 were $33.2 billion, which reflects redemptions for the month of December 2007 (net of January 1, 2008 capital inflows) of approximately $200 million. Our ability to attract new capital to our core funds or developing investment platforms may be limited until economic and market conditions improve and investors regain confidence in the global financial markets and in the alternative asset management industry.

•

Contraction and consolidation in the hedge fund industry is accelerating, as many hedge funds experience further substantial declines in investment performance, increased redemptions, or counterparty exposures which impair their businesses. Some of these funds have reduced or may reduce their fees or revise their fee structure in an attempt to avoid additional redemptions or otherwise remain competitive. We may need to consider similar actions to remain competitive, which could reduce our revenues.

•

Our industry has been and may continue to be subject to increased regulation and public scrutiny. Such additional regulation could increase our compliance costs or limit our ability to pursue investment opportunities. Recent rulemaking by the SEC and other regulatory authorities outside the United States has imposed trading and reporting requirements on short selling, which could adversely affect trading opportunities, including hedging opportunities, for our funds and disclosure of our hedging strategies.

•

Defaults by, or even rumors or questions about, the solvency of counterparties with which we execute transactions may increase our operational risks or transaction costs, which may result in lower investment performance by our funds.

•

A substantial portion of our compensation expense is in the form of annual bonuses to non-partner employees, which are variable and discretionary. In a typical year, the incentive income we earn funds a significant amount of the cash bonuses we pay. In 2008, our funds experienced losses and we did not earn any meaningful incentive income. In 2009, due to the presence of high-water marks, our ability to earn incentive income is reduced or may be eliminated and our ability to pay cash bonuses is reduced. This may affect our ability to retain and attract investment professionals and other personnel.

•

As of March 1, 2009, approximately 28% of our fund investor base was comprised of fund-of-funds. Fund-of-funds in general are under particular pressure as a result of the current conditions described above that are adversely impacting, among other things, investor confidence in such vehicles. Investors in many fund-of-funds have redeemed significant amounts of capital, which in turn has caused such entities to redeem capital invested in alternative asset managers. During the fourth quarter of 2008, a majority of our redemptions were from fund-of-funds. It is possible that, as a result of liquidity demands from their own investors, they may continue to seek to redeem additional capital from us. Material redemptions by this category of our fund investors could have an adverse impact on our business.

The market price of our Class A Shares has experienced significant volatility and depreciation over the past year and may continue to be subject to wide fluctuations and further declines. In the event of future deterioration in business conditions, our Board may determine to take actions for the longer-term benefit of the Company, such as reducing or temporarily eliminating dividends on our Class A Shares or dividend equivalents on RSUs. If the prevailing economic, market and business conditions continue or worsen, we could experience continuing or increased adverse effects on our business, financial condition or results of operation.

We are subject to counterparty default risks.

Our funds enter into numerous types of financing arrangements with a wide array of counterparties around the world, including loans, hedge contracts, swaps, repurchase agreements and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex and many of these arrangements occur in markets or relate to products that are not currently subject to regulatory oversight. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.

Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur rapidly and without prior notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. This inability could occur in times of market stress consistent with the current market conditions, which are precisely the times when defaults may be most like to occur.

In addition, our risk-management assessments may not accurately anticipate the impact of market stress or counterparty financial condition and, as a result, we may not take sufficient action to reduce our risks effectively. Although each of our funds regularly monitors its credit exposures, default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.

In the event of a counterparty default, particularly a default by a major investment bank or other financial institution, one or more of our funds could incur material losses, and the resulting market impact of a major counterparty default could harm our business, results of operation and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.

The counterparty risks that we face have increased in complexity and magnitude as a result of the continued deterioration of conditions in the global financial markets and impairment or insolvency of a number of major financial institutions that serve as counterparties for derivative contracts and other financial instruments with our funds. The consolidation or elimination of counterparties may also result in concentration of counterparty risk. In addition, counterparties have generally reacted to the ongoing market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available to our funds and increasing the costs of borrowing.

Because we are dependent on receiving cash from our funds, any loss suffered by a fund as a result of a counterparty default could also affect our investment performance and financial results.

Difficult global market, economic and geopolitical conditions adversely affect our business and cause significant fluctuations in equity and debt prices, interest rates, exchange rates, commodity prices and credit spreads. These factors materially adversely affect our business in many ways, including by reducing the value or performance of the investments made by our funds and by reducing the ability of our funds to raise or deploy capital, each of which would materially reduce our revenue and cash flow and materially adversely affect our financial condition.

If economic and market conditions continue to be unfavorable, our funds may not perform well and our funds may not be able to raise additional capital from fund investors. The success of our business is highly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside of our control and difficult to predict. Factors such as interest rates, counterparty risks, availability of credit, inflation rates, economic uncertainty, changes in laws or regulation (including laws relating to taxation or regulation of the hedge fund industry), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the value of our funds’ portfolio investments or our general ability to conduct business, which in turn would reduce or even eliminate our revenues and profitability.

Unpredictable or unstable market conditions, including current market conditions, have resulted and may in the future result in reduced opportunities to find suitable risk-adjusted investments to deploy capital and make it more difficult to exit and realize value from our existing investments, which could materially adversely affect our ability to raise new funds and increase our assets under management. In addition, during such periods, financing and merger and acquisition activity may be greatly reduced, making it harder and more competitive for asset managers to find suitable event-driven opportunities. Also, during periods of adverse economic conditions or during a tightening of global credit markets, we may have difficulty obtaining funding for additional investments at attractive rates, which would further reduce our profitability.

If we fail to react appropriately to difficult market conditions, our funds could incur material losses. Recently, several hedge funds and other sophisticated financial institutions have failed to properly assess or effectively mitigate their exposure to adverse conditions in the global financial markets and the devaluation of most asset classes. We could suffer material adverse effects from these conditions, the overall tightening of global credit markets or other changes in market conditions or if we also fail to effectively mitigate our exposures to these market conditions.

Our business and financial condition may be adversely impacted by the highly variable nature of our revenue, net income and cash flow. Since we do not earn or record meaningful incentive income or accrue incentive compensation expense on a quarterly basis, our quarterly results are not expected to be indicative of our results for a full year, which may increase the volatility of the price of our Class A Shares.

Our revenue, net income and cash flow are all highly variable, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds, which is contingent on the funds’ annual investment performance. In addition, the investment return profiles of most of our funds can be volatile. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, unexpected business developments and initiatives, the degree to which we encounter competition and general economic and market conditions, including but not limited to market volatility, declining asset values and lack of liquidity. Such variability and unpredictability may lead to volatility or declines in the trading price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period. It may be difficult for us to achieve steady growth, or any growth at all, in net income and cash flow, which could in turn lead to significant adverse movements in the price of our Class A Shares or increased volatility in our Class A Share price generally.

The timing and receipt of incentive income generated by our funds is uncertain and will contribute to the volatility of our results. Given this uncertainty, we do not record incentive income on our interim financial statements other than incentive income earned as a result of investor redemptions during the period. Accordingly, our interim results are not indicative of the results we expect for a full year. In addition, incentive income depends on our funds’ performance and opportunities for realizing gains, which may be limited. We cannot predict when, or if, any realization of investments will occur. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would materially adversely affect our revenue, which could further increase the volatility of our quarterly results.

Our funds have “high-water marks” whereby, as a result of losses in the immediately preceding year, we do not earn incentive income during a particular year even though the fund had a positive return in such year. If a fund investor experiences losses in a given year, we will not be able to earn incentive income with respect to such investor’s investment in a fund in the following year until it surpasses the previous year’s high-water mark. The incentive income we earn is therefore dependent on the net asset value of each fund investor’s investment in the fund, which could lead to significant volatility in our results. See “—Risks Related to Our Business— Our business has been affected by the recent unprecedented conditions in the U.S. and global capital markets. Record volatility, lack of liquidity and the resultant flight from equities to cash and cash equivalent holdings has resulted in a substantial decline in value for virtually every asset class globally. The unique combination of these factors adversely affects our ability to consistently generate non-volatile investment performance, and to retain and attract new assets under management, which negatively impacts our financial condition and results of operations.”

Because our revenue, net income and cash flow can be highly variable from quarter to quarter and year to year, we generally do not provide any guidance regarding our expected quarterly and annual operating results. The lack of guidance may affect the expectations of public market analysts and may cause increased volatility in our Class A Share price.

Competitive pressures in the asset management business could adversely affect our business and results of operations.

Even as the hedge fund industry is currently undergoing contraction and consolidation, the asset management business remains intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to fund investors, brand recognition and business reputation. We compete for fund investors, investment professional talent and for investment opportunities with a number of hedge funds, private equity funds, specialized funds, traditional asset managers, commercial banks, investment banks and other financial institutions. A number of factors serve to increase our competitive risks:

•	a number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;

•

several of our competitors have raised significant amounts of capital, and many of them have investment objectives that are similar to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;

•

some of our competitors have greater capital, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to certain investment opportunities;

•	some of our competitors may also have access to liquidity sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

•

some of our competitors may have higher risk tolerances or different risk assessments which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we may want to make;

•

despite the current market conditions, new competitors have entered into our business, including former “star” portfolio managers at large diversified financial institutions, major commercial and investment banks and other financial institutions; and

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

If our absolute returns and the volatility of those returns do not meet the expectations of the investors in our funds, it will be difficult for our funds to raise capital and for us to grow our business. In addition, the allocation of increasing amounts of capital to alternative investment strategies over the long term by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving consistent, positive returns. Competition for investors is based on a variety of factors, including:

•	investment performance;

•	investor perception of investment managers’ ability, drive, focus and alignment of interest with them;

•	investor perception of robustness of business platform, investment and risk management processes;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	level of fees and incentive income charged for services.

If we are not able to successfully compete based on these and other factors, our assets under management, earnings and revenues may be reduced and our business may be materially adversely affected. Furthermore, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current management fee and incentive income structures, which drive our revenue and earnings. We have historically competed for investors primarily on the investment performance of our funds, and not on the level of our fees or incentive income relative to those of our competitors. However, as the alternative asset management sector matures and addresses current market and competitive conditions, there is a risk that fees and incentive income will decline, without regard to the historical performance of a manager. Fee or incentive income reductions on existing or future funds, without corresponding increases in assets under management or decreases in our cost structure, could materially adversely affect our revenues and profitability.

Our business and financial condition may be adversely impacted by the loss of any of our key partners, particularly our founder Daniel Och.

The success of our business depends on the efforts, judgment and personal reputations of our key partners, particularly our founder, Daniel Och, and other members of our senior management team, including Joel Frank, David Windreich, Michael Cohen, Zoltan Varga and Harold Kelly. Our key partners’ reputations, expertise in investing and risk management, relationships with investors in our funds and third parties on whom our funds depend for investment opportunities and financing are each critical elements in operating and expanding our business. The loss of any of these individuals could harm our business and jeopardize our relationships with our fund investors and members of the business community. We believe our performance is highly correlated to the performance of these individuals. Accordingly, the retention of our key partners is crucial to our success, but none of them is obligated to remain actively involved with us. In addition, if any of our key partners were to join or form a competitor, some of our fund investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our key partners would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key partners.

Our ability to retain our professionals is critical to our success and our ability to grow depends on our ability to attract additional partners, managing directors and investment professionals.

Our most important asset is our employees, and our success is highly dependent upon the efforts of all of our partners, managing directors and investment professionals. Our future success and growth depend to a substantial degree on our ability to retain and motivate our partners and other key personnel and to strategically recruit, retain and motivate new talent, including new partners, managing directors and investment professionals. We may not be successful in our efforts to recruit, retain and motivate the required personnel as the market for qualified investment professionals is extremely competitive. In order to recruit and retain existing and future partners, we will need to maintain a flexible compensation program, including the ability to make cash income allocations to them and issue equity or other interests in our business including, without limitation, Class C Non-Equity Interests, with respect to which the Chairman of our Partner Management Committee, a committee of seven partners of the Och-Ziff Operating Group entities (or, in the event there is no Chairman, the full Partner Management Committee by majority vote) in conjunction with the Compensation Committee of our Board of Directors, will have the authority to declare distributions. To remain competitive in our ability to attract and retain qualified personnel, our total compensation and benefits expense could increase at a level that may adversely affect our profitability, and our cash available for distribution to the holders of the equity interests in our business, including our Class A shareholders, could be reduced. In addition, any issuances of equity interests in our business to current or future personnel would dilute Class A shareholders.

Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have strong relationships with our fund investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and existing fund investor relationships. As a result, the loss of even a small number of our investment professionals could jeopardize the performance of our funds, which would have a material adverse effect on our results of operations.

Our operating group limited partnership agreements provide that the Och-Ziff Operating Group A Units held by our partners are subject to vesting and forfeiture conditions. The Class A restricted share units that have been awarded to our managing directors and other employees are subject to certain vesting requirements. Further, all of our partners and managing directors are subject to certain restrictions with respect to competing with us, soliciting our employees and fund investors and disclosing confidential information about our business. These requirements and restrictions, however, lapse over time, may not be enforceable in all cases and can be waived by us at any time. There is no guarantee that these requirements and agreements or the forfeiture provisions of the Och-Ziff Operating Group limited partnership agreements or the agreements we have with our managing directors will prevent any of these professionals from leaving us, joining our competitors or otherwise competing with us. Any of these events could have a material adverse affect on our business.

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

We have experienced both rapid growth and significant recent declines in assets under management. These events place significant demands on our administrative, operational and financial resources.

Our assets under management grew from approximately $5.8 billion as of December 31, 2002 to $33.4 billion as of December 31, 2007. Assets under management declined in 2008, particularly during the third and fourth quarters, to $27.0 billion as of December 31, 2008, due to fund investor redemptions and negative investment performance resulting from the unprecedented global economic and market conditions and related adverse conditions impacting us and other companies in the hedge fund industry. As of March 1, 2009, our assets under management further declined to $22.3 billion as these conditions continued.

Rapid changes in our assets under management can cause significant demands on our legal, accounting and operational infrastructure. The complexity of these demands, and the time and expense required to address them, is a function not simply of the amount by which our assets under management have changed, but of significant differences in the investing strategies employed within our funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments.

Our future growth will depend on, among other things, our ability to maintain an operating platform and management system sufficient to address significant changes in our assets under management and relevant market conditions. Addressing these matters may require us to incur significant additional expenses and to commit additional senior management and operational resources, even if we are experiencing declines in assets under management. As a result, we face significant challenges:

•	in maintaining adequate financial and business controls;

•	in implementing new or updated information and financial systems and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

There can be no assurance that we will be able to manage our operations effectively or that we will be able to grow our business and assets under management, and any failure to do so could materially adversely affect our ability to generate revenue and control our expenses.

Operational risks may disrupt our business, result in losses or limit our operations and growth.

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

In addition, we operate a business that is highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our operations and any future growth. Furthermore, the cost of maintaining such systems may increase from its current level. Such a failure to accommodate our operational needs, or an increase in costs related to such information systems, could have a material adverse effect on us.

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

The requirements of being a public entity may strain our resources.

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the U.S. Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and operations. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which is discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight is required. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, any future growth will require us to commit additional management, operational and financial resources to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and may continue to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers’ liability insurance, director fees, reporting requirements of the SEC and other regulators, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

We are subject to third-party litigation risk which could result in significant liabilities and reputational harm which could materially adversely affect our results of operations, financial condition and liquidity.

In general, we will be exposed to risk of litigation by our fund investors if our management of any fund is alleged to constitute negligence or dishonesty. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of the loss. Furthermore, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. In addition, we are exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although we are indemnified by our funds, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds, if any, or fail to obtain indemnification from our funds, our results of operations, financial condition and liquidity would be materially adversely affected.

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

Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our financial condition, results of operations, business and price of our Class A Shares.

The Sarbanes-Oxley Act and the related rules require our management to conduct annual assessments of the effectiveness of our internal control over financial reporting and require a report by our independent registered public accounting firm addressing these assessments, as well as an independent audit of our internal control over financial reporting. To comply with Section 404 of the Sarbanes-Oxley Act, we have documented formal policies, processes and practices related to financial reporting that are necessary to comply with Section 404. Such policies, processes and practices are important to ensure the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

If we fail for any reason to comply with the requirements of Section 404 in a timely manner, our independent registered public accounting firm may not be able to certify as to our assessment concerning the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Any such event could adversely affect our financial condition, results of operations and business, and lead to a decline in the price of our Class A Shares.

Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues.

Our business is subject to extensive and complex regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. The SEC oversees our activities as a registered investment adviser under the Advisers Act. We are also subject to regulation under the Exchange Act and the Securities Act and various other statutes. In addition, we are subject to regulation by the Department of Labor under ERISA. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the Financial Services Agency in Japan, the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India.

Each of the regulatory bodies with jurisdiction over us has the authority to grant, and in specific circumstances to cancel, permissions to carry on our business and to conduct investigations and administrative proceedings. Such investigations can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Advisers Act, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our funds’ exemption from compliance with the 1940 Act could result in investigations, sanctions and reputational damage. Our funds are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. Furthermore, the legal, technology and other costs associated with regulatory investigations could increase to such a level that they could have a material impact on our results.

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

At any time, the regulations applicable to us may be amended or expanded by the relevant regulatory authorities. If we are unable to correctly interpret and timely comply with any amended or expanded regulatory requirements, our business could be adversely impacted in a material way.

Increased regulatory focus could result in additional burdens on our business.

As a result of recent highly-publicized financial scandals, investors, regulators and the general public have exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the business environment in which we operate is subject to heightened regulation. With respect to alternative asset management funds, in recent years, there has been debate in both U.S. and foreign governments about new rules or regulations, including increased oversight or taxation. As calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

In addition, the financial industry will likely become more highly regulated in the near future in response to the events of recent months, including the failure of sophisticated financial institutions to properly assess or effectively mitigate their exposure to market risks. Senior representatives of governmental regulatory agencies have commented about the perceived need for additional regulation of financial industry firms. Also, members of Congress have announced intentions to introduce legislation to require additional regulation, including requirements that credit default swaps and other derivatives be traded exclusively on regulated exchanges. Although potential regulatory changes are not yet known, such changes could have a meaningful impact on the financial industry.

We may be adversely affected if new or revised legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. Such changes could place limitations on the type of investor that can invest in alternative asset funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by alternative asset managers as well as their funds. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could be difficult and expensive and affect the manner in which we conduct business, which could have adverse impacts on our results of operations.

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

There is a risk that our employees, including our partners, or our joint venture partners or consultants could engage in misconduct that materially adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets we manage. The violation of these obligations and standards by any of our employees would materially adversely affect our investors and us. In addition, our business requires that we properly deal with confidential matters of great significance to companies in which we may invest. If our employees, joint venture partners or consultants were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees, joint venture partners or consultants were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially adversely affected.

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

We may use substantial amounts of borrowings to finance our business, which will expose us to substantial risks.

Historically, we have not used any material amount of borrowings to finance our business operations. In connection with the IPO and Reorganization, we entered into a $750 million term loan that was used to purchase interests in our real estate business and to make distributions to our founding owners. Depending on the facts and circumstances, we may eventually use a significant amount of borrowings to finance our business operations or growth. This will expose us to the typical risks associated with the use of substantial borrowings, including those discussed below under “—Risks Related to Our Funds— Our funds may determine to use leverage in investments, which could materially adversely affect our ability to achieve positive rates of return on those investments.” These risks could be exacerbated by the use of leverage by our funds to finance investments to enhance investment returns and could cause us to suffer a decline in any credit ratings assigned to us or our debt by rating agencies. Any such decline in ratings might result in an increase in borrowing costs and could otherwise adversely affect our business in a material way. In addition, as our long-term unsecured debt and committed secured credit facilities expire, or if our lenders fail, we will need to replace them by entering into new facilities or finding other sources of liquidity, and there is no guarantee that we will be able to do so on attractive terms or at all, particularly in a liquidity or other market crisis. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a further discussion of our liquidity.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Our $750 million term loan will mature in July 2012, at which time we will be required to either refinance it by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay the term loan by using cash on hand or cash from the sale of our assets, which would reduce amounts available for distribution to our Class A shareholders. No assurance can be given that we will be able to enter into new facilities or issue equity in the future on attractive terms, or at all. Our term loan is a LIBOR-based floating-rate obligation and the interest expense we incur varies with changes in the applicable LIBOR reference rate. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk,” for additional information regarding the impact that a change in LIBOR would have on our annual interest expense associated with this term loan.

We also hold a note payable on our corporate aircraft in the amount of $16.8 million, the principal balance of which is due at maturity on May 31, 2011. The note bears interest at LIBOR plus 1.60%. The terms of the note require us to comply with certain covenants relating to minimum assets under management and economic income, among other items. We may determine to pre-pay some or all of the note or renegotiate the terms and conditions of the note. No assurance can be given that any refinancing would be available in the future on attractive terms. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding the aircraft loan.

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

Difficult market conditions can adversely affect our funds in many ways, including by negatively impacting the performance of our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect results of operations.

If economic and market conditions continue to be unfavorable during 2009, our funds may not perform well. Additionally, and we may not be able to raise capital in existing or new funds if market conditions remain unsettled. Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may continue to deteriorate because of many factors beyond our control, including but not limited to rising interest rates, inflation or deflation, further deterioration in the credit and financial markets, terrorism or political uncertainty, and the uncertain impact of recent monetary and fiscal stimulus actions taken on the parts of governments worldwide.

The unfavorable global economic and market conditions have adversely affected our operating performance in a number of ways, and if these conditions continue they may result in further reductions in our revenue and results of operations by causing:

•	a continued decline in assets under management, resulting in lower management fees and incentive income;

•	an increase in the cost of financial instruments;

•	lower investment returns, thereby reducing incentive income;

•	reduced demand for assets held by our funds, which would negatively affect the funds’ ability to realize value from such assets; and

•	continued investor redemptions, resulting in lower fees and potential increased difficulty in raising new capital.

Furthermore, while difficult market and economic conditions and other factors may increase investment opportunities over the long-term, including with respect to the competitive landscape for the hedge fund industry, such conditions and factors also increase the risk of increased short-term losses and additional regulation, which may impair our business model and operations. Our funds may also be adversely affected by difficult market conditions if our investment professionals fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. Moreover, challenging market conditions may prompt certain hedge funds to reduce the management fee and incentive income rates they charge. In response to competitive pressures or for any other reason, we may reduce or change the fee structures of our funds, thereby reducing the amount of fees and income that we may earn relative to assets under management.

The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A Shares.

We have presented in this annual report under “Item 1. Business—Overview—Investment Performance” and elsewhere the net composite returns relating to the historical performance of our most significant funds, and also refer to other metrics associated with historical returns, such as risk and correlation measures. The returns are relevant to us primarily insofar as they are indicative of incentive income we have earned in prior years. Neither the historical nor the potential future returns of our funds are indicative of or expected to be indicative of returns on our Class A Shares; therefore, you should not conclude that positive performance of our funds will result in positive returns on an investment in Class A Shares. Poor performance of our funds, however, would cause a decline in our revenue, and would therefore have a negative effect on our performance and the returns on an investment in our Class A Shares. An investment in our Class A Shares is not an investment in any of the Och-Ziff funds.

Moreover, with respect to the historical returns of our funds:

•	the historical returns of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise;

•

our funds’ returns prior to December 31, 2007 have benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities; and

•	the rates of return reflect our historical cost structure, which may vary in the future due to factors beyond our control, including changes in law.

Recent market and economic conditions, as well as widely publicized scandals involving certain financial institutions, have had an adverse impact on the hedge fund industry. The industry has experienced significant losses in assets under management during 2008 and it may not be able to recoup these losses or achieve historical growth rates, even if market and economic conditions stabilize. Our business may be adversely impacted by negative trends impacting the hedge fund industry as a whole, even if our business operations and infrastructure and fund performance can be positively differentiated from other hedge fund industry participants.

Poor performance of our funds would cause a decline in our revenue, income and cash flow and could materially adversely affect our ability to raise additional capital.

When our funds perform poorly, our revenue, income and cash flow decline because the value of our assets under management decreases, which in turn results in a reduction in management fees. An annual decrease in our investment returns would result in a reduction in incentive income and, if such decrease was substantial, could result in the elimination of incentive income for a given year. Poor performance of our funds makes it more difficult for us to raise new capital and may cause investors in our funds to redeem their investments. Investors and potential investors in our funds continually assess our funds’ performance, and our ability to raise capital for existing and future funds and avoid excessive redemption levels will depend on our funds’ continued satisfactory performance. Moreover, poor performance may cause us to reduce or change the fee structure of our funds, which may reduce the amounts of fees and income that we may earn relative to assets under management.

Our funds may determine to use leverage in investments, which could materially adversely affect our ability to achieve positive rates of return on those investments.

Our funds may choose to use leverage as part of their respective investment programs, although historically they have not borrowed substantial capital either directly or through the use of derivative instruments. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investments in our funds. Our funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Volatility in the credit markets increases the degree of risk associated with such borrowing. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. If investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. Increases in interest rates could also decrease the value of fixed-rate debt investments that our funds make. To the extent our funds determine to significantly increase their use of leverage, any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow. Furthermore, if our funds determine to use leverage, there is no assurance that terms would be favorable or even available.

If third-party investors in our funds exercise their right to remove us as investment manager or general partner of the funds, we would lose the assets under management in such funds which would eliminate our management fees and incentive income derived from such funds.

The governing agreements of most of our funds provide that, subject to certain conditions, third-party investors in those funds have the right, without cause, to vote to remove us as investment manager or general partner of the fund by a simple majority vote, resulting in the elimination of management fees and incentive income derived from those funds. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.

Investors in our funds have the right to redeem their investments in our funds on a regular basis and could redeem a significant amount of assets under management during any given quarterly period, which would result in significantly decreased revenues.

Investors in our funds may generally redeem their investments in our funds on an annual or quarterly basis following the expiration of a specified period of time when capital may not be redeemed (typically between five and nine fiscal quarters), subject to the applicable fund’s specific redemption provisions. In a declining market, the pace of redemptions and consequent reduction in our assets under management could accelerate. The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, net income and cash flows. From January 1, 2008 to December 31, 2008, investors redeemed approximately $5.5 billion from our funds and investor net outflows from January 1, 2009 to March 1, 2009 were approximately $5.2 billion. Until market and economic conditions improve and investors regain confidence in the financial markets and investing, we may continue to experience significant redemptions. Furthermore, investors in our funds may be investors in other alternative asset managers that have restricted or suspended redemptions. Such investors may redeem capital from our funds, even if our performance is superior, due to an inability to redeem capital from other managers.

The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with making an investment.

Before making investments, particularly investments in securities that are not publicly-traded, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment bankers may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

Our funds may invest in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of our principal investments.

Our funds invest in securities that are not publicly-traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our funds to dispose of such investments is heavily dependent on the public equity markets. Even if the securities are publicly-traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the required holding period. Accordingly, under certain conditions, our funds may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Contributing capital to these investments is risky, and our funds may lose some or all of the principal amount of such investments.

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily ascertainable market prices for a large number of the illiquid investments in our funds. The fair value of the investments of our funds is determined periodically by us using a number of methodologies. These methodologies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. These valuation methodologies can involve a significant degree of management judgment. In addition, because the illiquid investments held by our funds may be in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-specific developments.

Because valuations and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for our investments, such quotations may not reflect the value that could actually be realized because of various factors, including the possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company’s securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions on the market’s view of overall company and management performance.

Because there is significant uncertainty in the valuation of or in the stability of the value of illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable fund, a decline in management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different from values reflected in fund net asset values may cause investors to lose confidence in us which could, in turn, result in redemptions from our funds or difficulties in our ability to raise additional capital.

Our funds make investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree.

Investments by our funds will include investments in debt or equity of companies that we do not control. Such investments may be acquired by our funds through trading activities or through purchases of securities from the issuer. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. In addition, we may make investments in which we share control over the investment with co-investors, which may make it more difficult for us to implement our investment approach or exit the investment when we otherwise would. If any of the foregoing were to occur, the values of investments by our funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

Our funds make investments in companies that are based outside of the United States, exposing us to additional risks not typically associated with investing in companies that are based in the United States.

All of our funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:

•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

•	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;

•	the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation;

•	differences in the legal and regulatory environment, including less-developed bankruptcy laws;

•	fewer investor protections and less stringent requirements relating to fiduciary duties;

•	difficulties in enforcing contracts and filing claims under foreign legal systems;

•	less publicly available information in respect of companies in non-U.S. markets;

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

When managing our funds’ exposure to market risks, the relevant fund (or one of our affiliates on behalf of the funds) may from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit its exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging or other derivative transactions generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument, the position being hedged, and the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. For a variety of reasons, we may not seek or be successful in establishing a perfect correlation between the instruments used in a hedging or other derivative transaction and the position being hedged. An imperfect correlation could prevent us from achieving the intended result and could give rise to a loss. Also, it may not be possible to fully or perfectly limit our exposure against all changes in the value of our investment because the value of investments is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge.

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

•

Our funds may be limited in their ability to engage in short-selling or other activities as a result of regulatory mandates. Such regulatory actions may limit our ability to engage in hedging activities and therefore impair our investment strategies;

•

The funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a credit or liquidity problem or because of a dispute over the terms of the contract (whether or not bona fide), thus causing the fund to suffer a loss. Counterparty default risk has increased significantly in recent months due, in part, to the collapse of certain sectors of the financial markets and the overall tightening of global credit markets, which have led to material liquidity constraints. In addition, it has become increasingly apparent that the financial health and strength of even the most well-established financial intermediaries and other counterparties may be difficult to assess and verify. Counterparty risk may be further accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Generally, the funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. Moreover, the funds’ monitoring of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses;

•

Credit risk may be exacerbated by another default by any one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” could have a further material adverse effect on the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the funds transact on a daily basis. Although the U.S. government, including the U.S. Treasury Department and the Federal Reserve, has recently taken significant actions to prevent a systemic collapse, no assurance can be given that such actions to date will be sufficient or successful in all cases;

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

•

The funds are subject to risks due to potential illiquidity of assets. The funds may make investments or hold trading positions in markets or entities that are volatile and which are or may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for the funds to liquidate positions rapidly in order to meet any margin calls, withdrawal requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise; and

•

Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the securities underlying them. In addition, the funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties.

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

We continue to refine our risk management techniques, strategies and assessment methods. Our risk management techniques and strategies, however, may not fully mitigate the risk exposure of our funds in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Some of our strategies for managing risk in our funds are based upon our use of historical market behavior statistics. We apply statistical and other tools to these observations to measure and analyze the risks to which our funds are exposed. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in the funds or to seek positive, risk-adjusted returns. In addition, any risk management failures could cause fund losses to be significantly greater than the historical measures predict. Furthermore, our mathematical modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses. See “Item 1. Business—Overview—Risk Management Principles and Practices.”

We are subject to risks in using prime brokers, custodians, administrators and other agents.

All of our funds depend on the services of prime brokers, custodians, administrators or other agents to carry out certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, the funds might not be able to recover equivalent assets in full as they may rank among the prime broker’s and custodian’s unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the funds’ cash held with a prime broker or custodian may not be segregated from the prime broker’s or custodian’s own cash, and the funds will therefore rank as unsecured creditors in relation thereto.

Risks Related to Our Organization and Structure

Control by Mr. Och of the total combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could adversely affect the market price of the Class A Shares or deprive our Class A shareholders of an opportunity to receive a premium as part of a sale of our Company.

As of December 31, 2008, our partners control approximately 78.6% of the combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares. Each of our partners has granted to the Class B Shareholder Committee, the sole member of which is currently our founder, Mr. Och, an irrevocable proxy to vote all of their shares as the Committee may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability, or (ii) such time as our partners hold less than 40% of our total combined voting power. Accordingly, Mr. Och currently has the ability to elect a majority of the members of our Board of Directors and thereby control our management and affairs. In addition, he currently is able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. In addition, as of December 31, 2008, Mr. Och controls an additional 0.3% of the combined voting power of our Class A Shares and Class B Shares through his direct ownership of 1,146,101 Class A Shares purchased on the open market pursuant to a plan adopted by Mr. Och on November 12, 2008, which is intended to comply with Rule 10b5-1(c) of the Exchange Act. The control of voting power by Mr. Och could deprive Class A shareholders of an opportunity to receive a premium for their Class A Shares as part of a sale of our Company, and might ultimately affect the market price of the Class A Shares. Upon Mr. Och’s withdrawal, death or disability, the Class B Shareholder Committee will consist of either (i) the remaining members of the Partner Management Committee, who shall act by majority vote in such capacity, or (ii) a partner elected by majority vote of the remaining members of the Partner Management Committee to serve as the sole member of the Class B Shareholder Committee.

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

In addition, the shareholders’ agreement among us and our partners, in their capacity as the Class B shareholders, provides the Class B Shareholder Committee, so long as our partners and their permitted transferees continue to hold more than 40% of the total combined voting power of our outstanding Class A Shares and Class B Shares, with approval rights over a variety of significant Board actions, including:

•

any incurrence of indebtedness, other than intercompany indebtedness, in one transaction or a series of related transactions, by us or any of our subsidiaries or controlled affiliates in an amount in excess of approximately 10% of the then existing long-term indebtedness of us and our subsidiaries;

•

any issuance by us or any of our subsidiaries or controlled affiliates, in any transaction or series of related transactions, of equity or equity-related shares which would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 10% of the total combined voting power of our outstanding Class A Shares and Class B Shares other than (i) pursuant to transactions solely among us and our wholly-owned subsidiaries, (ii) upon issuances of securities pursuant to the Plan, (iii) upon the exchange by our partners of Och-Ziff Operating Group A Units for our Class A Shares pursuant to the exchange agreement or (iv) upon conversion of convertible securities or upon exercise of warrants or options, which convertible securities, warrants or options are either outstanding on the date of, or issued in compliance with, the shareholders’ agreement;

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

In addition, our operating agreement requires that we obtain the consent of the Class B Shareholder Committee for specified actions primarily relating to our structure so long as any Class B Shares are outstanding. Our structure is intended to ensure that we maintain exchangeability of Class A Shares and Och-Ziff Operating Group A Units on a one-for-one basis. Accordingly, the Class B Shareholder Committee will have the right to approve or consent to actions that could result in an economic disparity between holders of our Class A Shares and other classes of equity, such as the issuance of certain securities, making certain capital contributions, owning or disposing of certain assets, incurring certain indebtedness and conducting business outside of the Och-Ziff Operating Group.

Our operating agreement contains provisions that reduce fiduciary duties of our directors and officers with respect to potential conflicts of interest against such individuals and limit remedies available to our Class A shareholders against such individuals for actions that might otherwise constitute a breach of duty. Our operating agreement contains provisions limiting the liability of our officers and directors to us, which also reduces remedies available to our Class A shareholders for certain acts by such persons.

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

Because our partners hold their economic interest in our business directly in the Och-Ziff Operating Group, conflicts of interest may arise between them and holders of our Class A Shares.

As of December 31, 2008, our partners held 72.3% of the equity in the Och-Ziff Operating Group directly through Och-Ziff Operating Group A Units, rather than through ownership of our Class A Shares, our partners may have conflicting interests with holders of Class A Shares or with us. For example, our partners will have different tax positions from holders of our Class A Shares which could influence decisions of the Class B Shareholder Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our founding owners under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration the partners’ tax considerations even where no similar benefit would accrue to us.

We intend to pay regular distributions but our ability to do so may be limited by our holding company structure, as we are dependent on distributions from the Och-Ziff Operating Group to make distributions and to pay taxes and other expenses.

As a holding company, our ability to make distributions or to pay taxes and other expenses is subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A shareholders. Accordingly, we expect to cause the Och-Ziff Operating Group to make distributions to holders of the Och-Ziff Operating Group Equity Units, currently our intermediate holding companies and our founding owners, pro rata in an amount sufficient to enable us to pay corresponding distributions to our Class A shareholders and make required tax payments; however, no assurance can be given that such distributions will or can be made. Our Board of Directors can change our distribution policy or reduce or eliminate our distributions at any time, in its discretion. In addition, the Och-Ziff Operating Group is required to make minimum tax distributions to its direct unitholders, to which our Class A shareholders will not be entitled, as distributions on Och-Ziff Operating Group B Units to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. As a result, Class A shareholders may not receive any distributions at a time when our founding owners are receiving distributions on their Och-Ziff Operating Group A Units. If the Och-Ziff Operating Group has insufficient funds to make such distributions, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition.

Furthermore, by paying cash distributions rather than investing that cash in our business, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.

The declaration and payment of any future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy at any time. Because we have historically earned and recognized most of our incentive income in the fourth quarter of each year, we anticipate that quarterly distributions in respect of the first three calendar quarters will be disproportionate to distributions in respect of the last calendar quarter, which will typically be paid in the first calendar quarter of the following year. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our term loan; legal, tax and regulatory restrictions; and other restrictions and implications on the payment of distributions by us to our Class A shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Any compensatory payments made to our employees, as well as payments that Och-Ziff Corp makes under the tax receivable agreement and distributions to holders of Och-Ziff Operating Group Equity Units in respect of their tax liabilities arising from their direct ownership of Och-Ziff Operating Group Equity Units, will reduce amounts that would otherwise be available for distribution on our Class A Shares. In addition, any discretionary income allocations on the Class C Non-Equity Interests as determined by the Chairman of the Partner Management Committee (or, in the event there is no Chairman, the full Partner Management Committee acting by majority vote) in conjunction with our Compensation Committee, will also reduce amounts available for distribution to our Class A shareholders. We have granted Class A restricted share units to our managing directors, other employees, and independent members of our Board of Directors, which accrue distributions to be paid if and when the underlying Class A restricted share units vest. Distributions may be paid in cash or in additional Class A restricted share units that accrue additional distributions and will be settled at the same time the underlying Class A restricted share units vest.

The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware limited liability company, we are not permitted to make distributions if and to the extent that after giving effect to such distributions, our liabilities would exceed the fair value of our assets. In addition, we will not be permitted to make distributions if we are in default under our term loan, and the term loan limits the amount of distributions we can pay to our “free cash flow,” as such term is defined in the term loan. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.

The vast majority of cash and investment assets reflected on our historical audited combined balance sheets for periods ending on and prior to December 31, 2006 belongs to our funds which are presented on a consolidated basis under U.S. GAAP. We depend on the cash we receive from the Och-Ziff Operating Group.

Our historical audited combined financial information for periods ended on and prior to December 31, 2006 includes significant investment asset balances, cash and restricted cash that is owned by our consolidated funds. Although the investments, cash and other assets of certain of our funds were historically included in our consolidated statements for financial reporting purposes, such assets were not available to us to pay distributions or for other liquidity needs but rather were property of the relevant fund. Following changes made to our fund documents, most of our domestic funds are no longer included in our combined financial statements as of January 1, 2007 and none of our offshore funds is included as of June 30, 2007. As a result, such funds’ assets no longer appear on the face of our balance sheets. We depend on distributions from the Och-Ziff Operating Group for cash and the Och-Ziff Operating Group depends primarily on the management fees and incentive income it receives from our funds and its portion of the distributions made by the funds, if any, for cash.

We are required to pay our founding owners for most of the tax benefits we realize as a result of the tax basis step-up we receive in connection with taxable exchanges by our founding owners of Och-Ziff Operating Group A Units or our acquisitions of those units from our founding owners.

At any time and from time to time, subject to vesting, minimum retained ownership requirements and transfer restrictions, each of our founding owners has, and each of our future owners may have, the right to exchange its Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent) in a taxable transaction. These taxable exchanges, as well as other acquisitions of Och-Ziff Operating Group A Units from our owners, may result in increases in the tax depreciation and amortization deductions, as well as an increase in the tax basis of other assets, of the Och-Ziff Operating Group that otherwise would not have been available. These increases in tax depreciation and amortization deductions, as well as the tax basis of other assets, may reduce the amount of tax that our corporate taxpayer intermediate holding company that holds interests in an Och-Ziff Operating Group entity would otherwise have been required to pay in the future, although the Internal Revenue Service may challenge all or part of increased deductions and tax basis increase, and a court could sustain such a challenge.

In connection with the IPO, we entered into a tax receivable agreement with our founding owners that provides for the payment by the corporate taxpayers (including Och-Ziff if it is treated as a corporate taxpayer) to those owners of 85% of the amount of tax savings, if any, that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis of the Och-Ziff Operating Group. The amounts to be paid will reflect the fact that payments under the tax receivable agreement may result in further tax savings, and thus may give rise to additional payment obligations thereunder. The obligation to pay 85% of the amount of such cash savings to our founding owners is an obligation of the corporate taxpayers and not of the Och-Ziff Operating Group entities. Future cash savings and related payments to our founding owners in respect of subsequent exchanges would be in addition to these amounts. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement, which may or may not be available on favorable terms if at all. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors (including the law as in effect at the time of an exchange or a payment under the tax receivable agreement, the timing of future exchanges, the timing and amount of prior payments under the tax receivable agreement, the price of our Class A Shares at the time of any exchange, the composition of the Och-Ziff Operating Group’s assets at the time of any exchange, the extent to which such exchanges are taxable and the amount and timing of the income of Och-Ziff Corp and our other intermediate corporate taxpayers that hold Och-Ziff Operating Group B Units in connection with an exchange, if any). Depending upon the outcome of these factors, payments that we may be obligated to make to our partners and the Ziffs under the tax receivable agreement in respect of exchanges are likely to be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement, however, the timing and amounts of any such actual payments are not reasonably ascertainable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We do not believe that we are an “investment company” under the 1940 Act because the nature of our assets and the sources of our income exclude us from the definition of an investment company under the 1940 Act. In addition, we believe our Company is not an investment company under Section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment company business. We intend to continue to conduct our operations so that we will not be deemed an investment company. If we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated. In addition, we would no longer be treated, for U.S. federal income tax purposes, as a partnership and our earnings would become taxable as a corporation, which could have a material adverse effect on our business and the price of our Class A Shares.

Risks Related to Our Shares

The market price and trading volume of our Class A Shares has been and may continue to be highly volatile, which could result in rapid and substantial losses for our shareholders.

The market price of our Class A Shares has declined significantly from its price at the time of our November 2007 initial public offering and has been and may continue to be highly volatile and subject to wide fluctuations. In addition, the trading volume in our Class A Shares may fluctuate and cause significant price variations to occur. The market price of our Class A Shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A Shares or result in fluctuations in the price or trading volume of our Class A Shares include:

•	reductions in our assets under management, whether due to poor investment performance by our funds or redemptions by investors in our funds;

•	global market and economic conditions;

•	loss of investor confidence in the global financial markets and investing in general and in alternative asset managers in particular;

•	actions taken by other hedge funds with respect to pricing, fund structure, redemptions, recruiting and compensation;

•	inability to execute on business strategies or plans;

•	variations in our quarterly operating results;

•	failure to meet our earnings estimates;

•	publication of research reports about us or the asset management industry or the failure of securities analysts to cover our Class A Shares in the future;

•	additions to or departures of our partners and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community about our business;

•

changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; and

•	adverse publicity about the asset management industry generally or individual scandals, specifically.

The price of our Class A Shares may decline due to the large number of shares eligible for future sale and for exchange into Class A Shares.

The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2008, 76,279,134 Class A Shares were outstanding, 15,075,965 Class A restricted share units were outstanding pursuant to the Plan, and approximately 40.6 million Class A Shares remain available for future grant under the Plan. The Class A Shares reserved under the Plan are increased on the first day of each fiscal year during the Plan’s term by the positive difference, if any, of (i) 15% of the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group A Units for Class A Shares) on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved for issuance under the Plan as of such date.

As of December 31, 2008, our founding owners owned an aggregate of 311,099,524 Och-Ziff Operating Group A Units. Each founding owner has the right to exchange each of its Och-Ziff Operating Group A Units for one of our Class A Shares (or, at our option, a cash equivalent), subject to vesting, minimum retained ownership requirements and transfer restrictions.

We have entered into a registration rights agreement with our founding owners such that our partners will have the ability to cause us to register the Class A Shares they acquire upon exchange of their Och-Ziff Operating Group A Units or otherwise and our partners and the Ziffs will have certain “piggyback” registration rights in connection with registered offerings of our securities. In addition, we will be required to file a shelf registration statement on or prior to the fifth anniversary of the IPO covering the resale of all Class A Shares held by our partners and the Ziffs or issuable upon exchange of their Och-Ziff Operating Group A Units.

As of December 31, 2008, 15,075,965 Class A restricted share units are outstanding, which units may be settled at the election of a majority of our Board of Directors in Class A Shares or cash. Subject to continued employment over the vesting period, the underlying Class A Shares will be issued, or cash in lieu thereof will be paid, as such restricted share units vest. We filed a registration statement on Form S-8 to register an aggregate of 57,785,714 Class A Shares reserved for issuance under the Plan (not including automatic annual increases thereto). As a result, any Class A Shares issued in respect of the Class A restricted share units will be freely transferable by non-affiliates upon issuance and by affiliates under Rule 144, without regard to holding period limitations.

DIC Sahir owns 38,138,571 of our Class A Shares, which it purchased from us concurrent with the consummation of our IPO pursuant to a Securities Purchase and Investment Agreement. Under the terms of such agreement, DIC Sahir is subject to transfer restrictions that generally terminate with respect to 25% of such shares on each of the first five anniversaries of the purchase date. Upon the lapse of these restrictions, DIC Sahir will be able to sell these Class A Shares and is entitled to certain registration rights commencing on November 19, 2009. The terms of the Securities Purchase and Investment Agreement restrict DIC Sahir and its controlled affiliates from purchasing any additional Class A Shares. We may determine at any time to waive or amend any provisions of the Securities Purchase and Investment Agreement, including the ownership threshold set forth therein.

Our partners’ beneficial ownership of Class B Shares, our shareholders’ agreement, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our partners own all of our Class B Shares, which as of December 31, 2008, represent approximately 78.6% of the total voting power of our Company. In addition, our partners have granted an irrevocable proxy to vote all of such shares to the Class B Shareholder Committee (the sole member of which is currently Mr. Och) as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability or (ii) such time as our partners hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, under the shareholders’ agreement entered into in connection with the IPO, the Class B Shareholder Committee has approval rights with respect to certain actions of our Board of Directors, including actions relating to a potential change in control, so long as our partners continue to hold at least 40% of our total combined voting power and has the ability to initially designate five of the seven nominees to our Board of Directors, and, under our operating agreement, the Class B Shareholder Committee will have certain consent rights with respect to structural and other changes involving our Company. See “—Risks Related to Our Organization and Structure—Control by Mr. Och of the combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could adversely affect the market price of the Class A Shares or deprive our Class A shareholders of an opportunity to receive a premium as part of a sale of our Company.”

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

Members of the United States Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules and treat certain of our offshore funds as domestic corporations. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.

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

On June 25, 2008, legislation was passed in the House that would have the effect of treating income recognized from “carried interests” as ordinary fee income, thereby effectively causing such income to be treated as nonqualifying income under the publicly traded partnership rules. This provision would preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes unless we were to hold interests in entities earning such income through taxable subsidiary corporations. President Obama has indicated during the recent presidential campaign that he would support changing the tax treatment of “carried interests,” and on February 26, 2009, President Obama’s staff released an outline of his fiscal year 2010 budget proposal which includes a proposal to tax “carried interests” as ordinary income.

As a result of widespread budget deficits, several states are evaluating proposals to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any version of these legislative proposals were to be enacted into law in the form in which it was introduced, or if other similar legislation were enacted or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules or otherwise impose additional taxes, Class A shareholders would be negatively impacted because we would incur a material increase in our tax liability as a public company from the date any such changes became applicable to us, which could result in a reduction in the value of our Class A Shares.

On March 2, 2009, Senator Carl Levin introduced the Stop Tax Haven Abuse Act in the United States Senate, similar to a prior legislative proposal from 2007. Among other effects, this proposal would, if enacted in its current form, subject our offshore funds to significant U.S. federal income taxes and potentially state and local taxes, which would adversely affect our ability to raise capital from foreign investors and certain tax-exempt investors.

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

We have not requested, and do not plan to request, a ruling from the IRS on our treatment as a partnership for U.S. federal income tax purposes, or on any other matter affecting us. Under current law and assuming full compliance with the terms of our operating agreement (and other relevant documents), we believe that we would be treated as a partnership, and not as an association or a publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes.

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

As we currently do not intend to make, or cause to be made, an otherwise available election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of OZ Advisors II, a holder of Class A Shares could be allocated more taxable income in respect of those shares prior to disposition than if such an election were made.

We currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to the Registrant. If no such election is made with respect to the Registrant and OZ Advisors II, there will generally be no adjustment to the basis of the assets of OZ Advisors II upon our acquisition of interests in OZ Advisors II in connection with the IPO or upon a subsequent exchange of Och-Ziff Operating Group A Units for Class A Shares, or to the assets of the Registrant or of OZ Advisors II upon a subsequent transferee’s acquisition of Class A Shares from a prior holder of such shares, even if the purchase price for those interests or shares, as applicable, is greater than the share of the aggregate tax basis of the assets of the Registrant or OZ Advisors II attributable to those interests or units immediately prior to the acquisition. Consequently, upon a sale of an asset by the Registrant or OZ Advisors II, gain allocable to a holder of Class A Shares could include built-in gain in the asset existing at the time the Registrant acquired those interests, or such holder acquired such shares, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.

The sale or exchange of 50% or more of our capital and profit interests will result in the termination of our partnership for federal income tax purposes.

We will be considered to have been terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. A termination would, among other things, result in the closing of our taxable year for all holders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

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

The IRS could assert that we are engaged in a U.S. trade or business and that some portion of our income is properly treated as effectively connected income, which we refer to as “ECI,” with respect to non-U.S. holders of Class A Shares. Moreover, certain REIT dividends and other stock gains may be treated as effectively connected income with respect to non-U.S. holders of Class A Shares.

While we expect that our method of operation will not result in a determination that we are engaged in a U.S. trade or business, there can be no assurance that the IRS will not assert successfully that we are engaged in a U.S. trade or business and that some portion of our income is properly treated as ECI with respect to non-U.S. holders. Moreover, dividends paid by an investment that we make in a Real Estate Investment Trust, which we refer to as a “REIT,” that is attributable to gains from the sale of U.S. real property interests will, and sales of certain investments in the stock of U.S. corporations owning significant U.S. real property may, be treated as effectively connected income with respect to non-U.S. holders. In addition, certain income of non-U.S. holders from U.S. sources not connected to any such U.S. trade or business conducted by us could be treated as ECI. To the extent our income is treated as ECI, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. holders that are treated as corporations for U.S. federal income tax purposes may also be subject to a 30% branch profits tax on such income.

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

Our delivery of required tax information for a taxable year may be subject to delay, which may require Class A shareholder to request an extension of the due date for their income tax returns.

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

Our principal executive offices are located in leased office space in New York. We also lease space for our operations in London, Hong Kong, Bangalore, Tokyo and Beijing. The terms of the above leases vary, but generally are long-term. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.

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

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our Class A Shares are listed and trading on the New York Stock Exchange, which we refer to as the “NYSE,” under the symbol “OZM” since the completion of our initial public offering on November 14, 2007. The following table presents information on the high and low last reported trading prices as reported on the NYSE for our Class A Shares for the periods indicated:

	Price Range of Our Class A Shares
	High	Low
2008
First quarter	$26.10	$19.48
Second quarter	$22.24	$18.25
Third quarter	$18.80	$11.69
Fourth quarter	$11.20	$3.98
2007
November 14, 2007 to December 31, 2007	$30.65	$22.85

Our Class B Shares are not listed on the NYSE and there is no other established trading market for such shares. All of our Class B Shares are owned by our founding partners and have no economic rights, but entitle holders to one vote per share on all matters submitted to a vote of our Class A shareholders.

As of March 1, 2009, there were three holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

The following table presents the cash dividends paid on our Class A Shares:

Payment Date	Record Date	Dividend per Share
February 12, 2008	December 31, 2007	$1.20
May 7, 2008	April 1, 2008	$0.08
August 12, 2008	July 1, 2008	$0.11
November 12, 2008	October 1, 2008	$0.025
February 19, 2009	December 31, 2008	$0.05

Our ability to pay dividends to our Class A shareholders depends on a number of factors that our Board of Directors takes into account as it may deem relevant. These factors include: revenues earned and profits generated by the Och-Ziff Operating Group; general economic, market and business conditions worldwide; our strategic plans and prospects; the impact of tax and other regulatory factors relevant to our structure and operations; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; the ability of the Och-Ziff Operating Group to secure additional sources of liquidity; and contractual obligations, including payment obligations pursuant to the tax receivable agreement and our term loan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 6.	Selected Financial Data

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$604,384	$1,501,975	$1,005,833	$511,808	$285,926
Total expenses	2,057,904	4,703,313	1,089,968	747,133	414,110
Total other income (loss)	(170,971)	2,470,625	3,290,175	1,640,983	1,167,756
Income taxes	40,066	63,963	23,327	9,898	9,785
Partners’ and others’ interests in income of consolidated subsidiaries	1,153,961	(120,350)	(2,594,706)	(1,134,869)	(836,007)

Net Income (Loss)	$(510,596)	$(915,026)	$588,007	$260,891	$193,780

Selected Balance Sheet Data
Cash and cash equivalents	$81,403	$614,159	$23,590	$69,550	$27,800
Assets of consolidated Och-Ziff funds	$209,635	$159,611	$35,967,024	$24,184,369	$16,002,932
Total assets	$2,002,981	$3,510,320	$36,075,049	$24,305,342	$16,076,195
Debt obligations	$764,889	$766,983	$17,862	$18,740	$19,619
Liabilities of consolidated Och-Ziff funds	$—	$8	$14,260,142	$9,543,812	$5,264,619
Total liabilities	$2,222,143	$3,390,059	$15,050,088	$10,021,681	$5,608,569
Partners’ and others’ interests in consolidated subsidiaries	$210,944	$293,016	$19,777,297	$13,544,966	$9,972,112
Total shareholders’ equity (deficit)	$(430,107)	$(172,755)	$1,247,664	$738,695	$495,514

Assets Under Management
Balance—beginning of period	$33,387,455	$22,621,115	$15,627,165	$11,251,377	$5,748,172
Net flows	(722,135)	7,591,631	4,135,235	3,117,263	4,569,085
Appreciation (depreciation)	(5,710,714)	3,174,709	2,858,715	1,258,525	934,120

Balance—end of period	$26,954,606	$33,387,455	$22,621,115	$15,627,165	$11,251,377

Och-Ziff Funds Segment— Economic Income
Management fees	$571,274	$476,907	$302,835	$204,331	$132,762
Incentive income	12,201	637,243	651,498	289,934	217,244
Other revenues	3,554	11,391	5,788	1,172	231

Total Segment Revenue	587,029	1,125,541	960,121	495,437	350,237

Compensation and benefits	141,255	207,379	184,962	103,040	45,922
Non-compensation expenses	129,970	99,723	46,174	36,934	21,230

Total Segment Expenses	271,225	307,102	231,136	139,974	67,152

Segment Economic Income	$315,804	$818,439	$728,985	$355,463	$283,085

Assets under management as of March 1, 2009 were $22.3 billion, a decrease of $4.7 billion from December 31, 2008 experienced mainly as a result of redemptions of $5.2 billion (net of capital inflows) from January 1, 2009 through March 1, 2009. We believe these redemptions were due to investors’ liquidity needs as a result of the continuing global financial and credit crisis and related lack of liquidity.

As of January 1, 2007, we no longer consolidated most of our domestic funds due to changes in the substantive rights afforded to the unaffiliated limited partners of those funds. Similar changes to the rights of unaffiliated shareholders in the offshore funds were made that resulted in the deconsolidation of all of the offshore funds as of

June 30, 2007. As a result, selected operating and balance sheet data presented for 2007 are not comparable to data presented for the other periods presented above. See Note 5 to the consolidated and combined financial statements included within Item 8 of this annual report for additional information regarding the deconsolidation of these funds.

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

The performance measure for the Och-Ziff Funds segment, our single reportable segment, is Economic Income, which management uses to evaluate the overall performance of and make operating decisions for the Och-Ziff Funds segment. Management believes that investors should review the same performance measure that it uses to analyze our core business performance. Economic Income is a pre-tax measure that (i) presents the segment’s results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds; (ii) recognizes the full amount of cash compensation expense on the date it is paid irrespective of any requisite service period or deferral; and (iii) excludes the following: Reorganization expenses, equity-based compensation expense, allocation to non-equity partner interests, profit sharing, net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures, depreciation, changes in tax receivable agreement liability, income taxes and partners’ and others’ interests in income of consolidated subsidiaries.

Economic Income may not be comparable to similarly titled measures used by other companies. We use Economic Income as a measure of our segment’s operating performance, not as a measure of liquidity. Economic Income should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). As a result of the adjustments made to arrive at Economic Income described above, Economic Income has certain limitations in that it does not take into account certain items included or excluded under U.S. GAAP, including income or losses allocated to our other operations. Management compensates for these limitations by using Economic Income as a supplemental measure to the U.S. GAAP results to provide a more complete understanding of our segment’s performance as management measures it. For a reconciliation of Economic Income to total Company net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, please see Note 16 to our consolidated and combined financial statements included in this annual report.

The following table sets forth our net loss and basic and diluted net loss per Class A Share for the year ended December 31, 2008, and the period from November 14, 2007 to December 31, 2007:

	Year Ended December 31, 2008	November 14, 2007 through December 31, 2007
Net Loss (in thousands)	$(510,596)	$(826,559)

Net Loss Per Class A Share
Basic and Diluted	$(6.86)	$(11.15)

Average Class A Shares Outstanding
Basic and Diluted	74,398,336	74,138,572

Earnings per share information for periods prior to the Offerings is not presented, as we were not a public company and had a sole equity holder entitled to all earnings. Additionally, our Class B Shares represent voting interests and do not participate in the earnings of the Company. Accordingly, no earnings per share information related to our Class B Shares is presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of this annual report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated and combined financial statements and related notes included elsewhere in this annual report. Actual results may differ materially from those contained in any forward-looking statements.

Business Overview

We are a leading global alternative asset management firm with offices in New York, London, Hong Kong, Tokyo, Bangalore and Beijing. We provide investment management services to our various multi-strategy hedge funds and separately managed accounts to a diverse group of institutional investors worldwide, including pension and profit-sharing funds, foundations, fund-of-funds, university endowments and other financial institutions. We were founded in 1994 by Daniel Och in partnership with Ziff Brothers Investments with the goal of building an enduring, world class investment management business. Since our inception, we have managed our business with a global perspective, taking advantage of investment opportunities wherever they arise. We have been among the pioneers of the hedge fund industry in building out a global investment platform.

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

We conduct substantially all of our operations through our one reportable segment, the Och-Ziff Funds segment, which provides management and advisory services to our hedge funds and separately managed accounts, excluding substantially all of our real estate funds. Our funds employ a global multi-strategy investment approach, with a focus on low volatility and minimal use of leverage. Some of the main strategies our funds employ include merger arbitrage, convertible and derivative arbitrage, equity restructuring, credit and distressed investments, private investments and real estate. The following are our most significant funds:

•	OZ Master Fund—Our flagship fund, a global multi-strategy fund that participates in all our investment strategies across all the geographies in which we invest.

•	OZ Europe Master Fund—A multi-strategy fund focused on investments in Europe.

•	OZ Asia Master Fund—A multi-strategy fund focused on investments in Asia.

•

OZ Global Special Investments Master Fund—A fund focused on private investments that will allow us to increase the investment strategies and geographic reach we can offer our fund investors, which is a central component of our growth strategy.

Our other operations are currently comprised of our real estate business, which manages and provides advisory services to our real estate funds. Investments in new businesses established to expand certain of our private investment platforms are also included in other operations. These other operations, which are in early growth stages do not meet the thresholds of a reportable business segment under U.S. generally accepted accounting principles (“U.S. GAAP”).

Our operations have been financed primarily by cash flow generated by our business. Our principal sources of revenues are management fees, which are based on the amount of our assets under management, and incentive income, which is based on the investment performance of our funds. Accordingly, for any given fiscal period, our revenues will be driven by the combination of assets under management and the investment performance of our funds.

Initial Public Offering and Private Offering

In November 2007, we completed our initial public offering, or “IPO,” of 36 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC. We refer to the IPO and the private share sale to DIC Sahir collectively as the “Offerings.” The Offerings strengthened our brand visibility globally, while also providing us with the added capital to pursue growth opportunities. Our founding owners, including Daniel Och, reinvested substantially all of their $1.6 billion in after-tax proceeds from the Offerings into the Global Special Investments Master Fund, the primary vehicle by which we expect to grow our private investments business.

Factors Affecting Our Business

As a global alternative asset manager, our business is impacted by financial and economic conditions in the United States, Europe and Asia and elsewhere in the world. During 2008, and continuing to date, global economic conditions significantly deteriorated with weakness becoming far-reaching and pervasive across economies, markets and asset classes worldwide. The global financial markets have experienced unprecedented levels of instability, an acute contraction in the availability of credit and substantial declines. The failure or insolvency of a number of leading financial institutions, concerns about the capital adequacy of financial institutions worldwide and asset write-downs have spurred government bodies and central banks worldwide to implement significant measures to increase liquidity, prevent the insolvency of entities deemed “too big to fail” and avert both a collapse of the global banking system and a deep, prolonged global recession. The uncertainty of the success of these measures, together with increasing mortgage default rates, a sharp contraction in real estate values and well-publicized scandals involving certain financial institutions have seriously eroded investor and corporate confidence. These factors have exacerbated the flight from equities to cash and equivalent holdings and resulted in an unprecedented decline in value for virtually every asset class worldwide.

For the hedge fund industry, 2008 was one of the most difficult years on record, with substantial declines in investment performance and increased redemptions experienced by many participants due to the adverse developments in the global economy and financial markets described above. Capital allocated to hedge funds has declined significantly as investors, particularly fund-of-funds, sought to re-balance or reduce exposures to the equity markets and to alternative asset managers in response to the difficult environment. In light of market conditions that remain unstable globally, investor confidence remains low and investors are expected to continue to have liquidity demands that may cause them to reduce exposures further. As a result, many hedge funds have imposed gates, suspended or frozen redemptions or otherwise constrained investor liquidity.

As a result of all of these conditions, contraction and consolidation within the hedge fund industry is accelerating as industry participants with significantly decreased assets under management are facing not only an erosion in investor confidence, but also reduced revenues and challenges to operate profitably. Industry participants are under pressure to improve performance, retain and attract assets, reduce costs and improve risk management processes, even as the industry-wide redemption cycle continues.

We are not immune to the conditions impacting the global economy and financial markets or the hedge fund industry. During 2008, our funds experienced negative investment performance and increased redemptions. Our assets under management have declined from $33.4 billion as of December 31, 2007 to $22.3 billion as of March 1, 2009. Global economic and market conditions continue to be difficult, as described above, and we believe that the industry-wide redemption cycle is not yet over. These conditions will continue to affect our business and, as other alternative asset managers continue to restrict fund investor liquidity, it is possible that we could continue to experience elevated redemptions relative to historic levels.

Our ability to grow revenues and expand our business is dependent on attracting new assets under management from existing and new investors. Our success in doing so is dependent on our ability to preserve capital and successfully extend our performance track record. However, until current conditions improve and markets stabilize, our business may be adversely impacted by several factors. In particular:

•

As a result of negative investment performance in 2008, we entered 2009 with high-water marks, which obligates us to make our fund investors whole for the full amount of their losses in 2008 before we can begin to earn incentive income in 2009. Current market conditions may make it difficult for us to exceed those high-water marks in 2009, or to generate incentive income on any new capital flows that we may receive.

•

The ongoing factors leading to the current instability in the global financial markets may cause investors to continue to redeem investments in our funds, which may result in further declines in our assets under management and correspondingly reduced management fee revenues.

•

As a result of our reduced assets under management and our 2009 high-water marks, we may earn lower revenues in 2009 than in the prior year. To address this, we will continue to evaluate our business in terms of the economic environment and the investment opportunities available. This evaluation is ongoing, and permits us flexibility in how we balance the allocation of our resources.

Although these challenges are significant, we believe that the attributes central to our business model position us to capitalize on the opportunities that we believe will arise from current economic conditions, and contribute to the expansion of our business as the capital markets recover. There are several competitive strengths we possess and various market factors that will affect our ability to attract new assets under management over time:

•

We are a leading, institutional global alternative asset manager, with an established track record. During 2008, we significantly outperformed the major equity indices and we believe our investment performance record positions us to gain a greater share of market inflows as the markets recover and institutional investors increase their demand for hedge fund products. Historically, demand for hedge fund products by institutional investors has been one of the main drivers of the growth of the hedge fund industry. This demand has been driven by their pursuit of higher returns compared to those generated by traditional equity and fixed income strategies and desire to diversify by allocating capital to asset managers whose investment returns have a low correlation to the broader equity markets. Therefore, we believe institutional investors will continue to allocate a portion of their capital to us to diversify their investment strategies and enhance their returns.

•

We have a diversified global alternative investment platform. Our global presence, respected brand name and financial and intellectual capital enable us to identify and quickly respond to investment opportunities. As markets normalize, we believe that there is significant potential for us to further develop our private investment platforms that capitalize on emerging markets, real estate, energy and alternative energy, which we believe are important areas of long-term growth.

•

Our investment approach is defined by a rigorous, research-driven investment process based on extensive quantitative and qualitative analysis. We generally make investments where our analytical processes lead us to believe that we have expertise and a competitive advantage and then only in positions for which we believe the risks are reasonable and manageable. We believe our investment process will allow us to capitalize on the investment opportunities we expect to see as current economic and market conditions improve and enable us to expand our business over the long term.

•

Historically, we have generated investment returns without the extensive use of leverage, and we will continue to manage our business with a consistent and disciplined focus on preserving investor capital during down markets, relying on our risk management process.

Our ability to grow our revenues and expand our business depends on generating positive investment performance and attracting new assets under management from existing and new investors. In particular, we believe that the ongoing contraction and consolidation in the hedge fund industry will allow us to emerge as a stronger leader in the industry, with an enhanced competitive position that will provide fund investors with compelling opportunities. We also believe that institutional investors will continue to allocate a portion of their capital to the leading alternative asset managers that remain stable and emerge from the current crisis. We expect to benefit from this anticipated trend. For a more detailed description of how economic and global financial market conditions can materially affect our investment performance, growth strategies and financial performance, see “Item 1A. Risk Factors—Risks Related to Our Business” and “Item 1A. Risk Factors—Risks Related to Our Funds” in this annual report.

Understanding Our Results

Assets Under Management and Fund Performance

Our results are primarily driven by the combination of assets under management and the investment performance of our funds. Positive investment performance and preservation of fund investor capital are the principal determinants of the long-term success of our business because they enable us to grow assets under management organically as well as attract new capital and minimize redemptions by our fund investors. Conversely, poor investment performance slows our growth, decreases our assets under management and can result in investor redemptions from our funds.

We typically accept new investors and additional investments from existing investors into our funds on a monthly basis on the first day of each month. Investors in our funds (other than investors in special investments, certain real estate funds and other new businesses) have the right to redeem their interests in a fund, generally on a quarterly basis (although some investors may redeem their interests in a fund monthly), following an initial lock-up period of one to three years. The lock-up requirements for the funds may generally be waived or modified in the sole discretion of the fund’s general partner or board of directors, as applicable. The ability of investors to contribute capital to and redeem capital from our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ investment performance due to the retention or reinvestment of fund profits and impact of fund losses. Fluctuations in assets under management due to investor contributions and redemptions and resulting from fund performance directly impact the revenues we earn from management fees and incentive income.

As our assets under management fluctuate, our management fee revenues fluctuate. Management fee rates typically range from 1.5% to 2.5% of assets under management annually and currently average approximately 1.7%, taking into account non-fee paying assets under management. Management fees are calculated on a quarterly basis, based on assets under management as of the first day of each quarter. Capital contributions made during a quarter are charged a pro rata management fee. Requests for redemptions submitted during a quarter generally are paid on the first day of the following quarter. Accordingly, quarterly redemptions generally will have no impact on management fees during the quarter in which they are submitted. Instead, these redemptions decrease assets under management as of the first day of the following quarter, which reduces management fees for that quarter. In addition, annual fund investment performance determines the amount of incentive income we will earn, because generally we earn 20% of any net profits earned by the funds on an annual basis.

Accordingly, our revenues are directly impacted by the value of our assets under management. Management fees are directly impacted by any increase or decrease in our assets under management, whether due to investor capital flows or fund investment performance, while incentive fees are directly impacted by our funds’ performance and indirectly impacted by increases and decreases in assets under management. To the extent that our assets under management change, our total revenues will change. For example, a $1 billion increase or decrease in assets under management would generally increase or decrease annual management fees by approximately $17 million, assuming no material changes in current average management fee rates and taking into account non-fee paying assets under management. If net profits attributable to a fee-paying fund investor were $1 billion, we generally would earn incentive income equal to $200 million, assuming no change in current incentive income rates. For most of our funds, there is a one-year high-water mark in years when our funds experience negative investment performance. Generally, if the high-water mark is not recouped during the year following the loss, the high-water mark is eliminated, allowing us to earn incentive income during the second year following the loss, even if the full amount of the investor’s prior year’s loss had not been recouped. If the high-water mark is recouped during the year, we would then be able to earn incentive income during that year.

Information with respect to our assets under management throughout this annual report, including the tables set forth in this discussion and analysis, includes deferred balances, which are made up of incentive income receivables from our offshore funds that were deferred prior to the Offerings, and investments by us, our partners and certain other affiliated parties. Prior to the IPO, we did not charge management fees or earn incentive income on investments made by us, our partners and certain other affiliated parties. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other affiliated parties, including the reinvestment by our partners of the after-tax proceeds from the Offerings, other than the reinvestment by our founding partners of deferred balances. As of December 31, 2008, approximately 9% of our assets under management represented investments by us, our partners and certain other affiliated parties in our funds and the deferred balances. As of this date, approximately 43% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to pre-IPO investments and deferred balances.

Reorganization

Prior to the Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization,” whereby the general partner interests in each of the Och-Ziff Operating Group entities and the real estate management business were transferred to us. As part of the Reorganization, interests in the Och-Ziff Operating Group held by our founding owners were reclassified as Och-Ziff Operating Group A Units. These units are held by our founding owners and are exchangeable for our Class A Shares on a one-for-one basis, subject to vesting and other requirements, transfer and other restrictions and certain adjustments.

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

Consolidation of Och-Ziff Funds

For the year ended December 31, 2006, we consolidated all of our domestic funds into our results of operations, resulting in the elimination of management fees and incentive income earned from these funds. In addition, for the year ended December 31, 2006, and the six months ended June 30, 2007, we consolidated all of our offshore funds into our results of operations, resulting in the elimination of management fees and incentive income earned from those funds. These eliminations had no impact on our net income, as the amounts earned were captured within our net share of income from these funds. We deconsolidated our domestic funds on January 1, 2007, and our offshore funds on June 30, 2007. As a result, revenues earned from those funds are no longer eliminated in consolidation following such dates. Following the deconsolidation, income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, net gains (losses) of consolidated Och-Ziff funds and the portion of partners’ and others’ interests in income of consolidated subsidiaries attributable to the consolidated funds have been insignificant to our results.

We continue to consolidate our real estate funds; however, management fees from the real estate funds, included in our other operations, are not eliminated in consolidation, as such fees are paid to us directly by investors in these funds. In addition, our managed accounts are not consolidated into our results, as we do not control those accounts.

Revenues

We generate revenue through two principal sources: management fees and incentive income. The amount of revenues earned from those sources is directly related to the amount of our assets under management and the investment performance of our funds. Management fees are directly impacted by any increase or decrease in our assets under management, while incentive fees are impacted by our funds’ performance and any increase or decrease in assets under management. To the extent that our assets under management decrease due to investor withdrawals or performance, our total revenues will decrease.

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

•

Incentive Income.    We earn incentive income based on the performance of the Och-Ziff funds and managed accounts. Incentive income is typically equal to 20% of the net realized and unrealized profits earned for the full year that are attributable to each investor, but excludes unrealized profits on certain private investments. Incentive income on private investments is earned in the year of the sale or realization of the private investment. For most of our funds, there is a one-year high-water mark, except for the OZ Global Special Investments Master Fund, which has a perpetual high-water mark.

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

•

Compensation and Benefits.    Compensation and benefits is comprised of salaries and benefits, guaranteed and discretionary cash bonuses and equity-based compensation. Annual incentive compensation is variable and discretionary, and the amount paid is generally based on total annual revenues. Generally, compensation and benefits comprise a significant portion of total expenses, with annual discretionary incentive compensation comprising a large portion of total compensation and benefits expense. This annual compensation expense historically has been funded by total revenues, which include incentive income earned at the end of a calendar year. In any year where annual revenues are less than the prior year, incentive compensation may be less than in the prior year and is typically funded through a combination of cash on hand and equity in the form of Class A restricted share units, or “RSUs.”

•

Interest Expense.    Amounts included within interest expense relate primarily to the note payable on our corporate aircraft and, subsequent to July 2, 2007, interest expense on our $750 million term loan.

•

General, Administrative and Other.    General, administrative and other expenses are primarily related to professional services, occupancy and equipment, business development expenses, information processing and communications, insurance, changes in the tax receivable agreement liability and other miscellaneous expenses.

Prior to the Reorganization, income allocations to our founding partners other than Mr. Och and the Ziffs on their interests in our business were recorded as allocations to non-equity partners and profit sharing expenses, respectively. As part of the Reorganization, these interests were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash charges that we have recorded within Reorganization expenses in our consolidated and combined statements of operations. The estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our partners is expected to be approximately $1.7 billion per year from 2009 through 2011 and $1.5 billion in 2012.

Prior to the deconsolidation of most of our funds in 2007, expenses of consolidated Och-Ziff funds was a significant component of our total expenses. Expenses of consolidated Och-Ziff funds consists of interest expense, dividend expense, stock loan fees and other expenses.

Other Income (Loss)

Our other income (loss) consists of (i) net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures, and (ii) net gains (losses) of consolidated Och-Ziff funds.

•

Net Earnings (Losses) on Deferred Balances and Investments in Och-Ziff Funds and Joint Ventures.    Net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures primarily consists of the following: (i) net earnings (losses) on deferred balances; (ii) net earnings (losses) on investments in our funds made by us, on behalf of our partners, prior to 2008; (iii) net earnings (losses) on investments in our funds made by us to economically hedge certain deferred compensation plans indexed to fund performance; and (iv) net losses on investments in joint ventures.

•

Net Gains (Losses) of Consolidated Och-Ziff Funds.    Prior to the deconsolidation of most of our funds in 2007, net gains (losses) of consolidated Och-Ziff funds was a significant component of our other income (loss). Net gains (losses) of consolidated Och-Ziff funds consists of realized and unrealized gains and losses on investments and derivative contracts.

Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

Partners’ and others’ interests in income of consolidated subsidiaries represents ownership interests held by parties other than us and is primarily made up of: (i) fund investors’ interests in consolidated Och-Ziff funds; and (ii) Och-Ziff Operating Group A Units held by our founding owners. Increases or decreases in this item related to the Och-Ziff Operating Group A Units are driven by the earnings or losses of the Och-Ziff Operating Group allocated to such units to the extent that cumulative losses do not reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. Subsequent to the adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”), we will no longer absorb losses when cumulative losses reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. See “—Future Adoption of New Accounting Pronouncements” for additional information regarding the adoption of SFAS 160.

Prior to the deconsolidation of most of our funds in 2007, partners’ and others’ interests in income of consolidated subsidiaries related to fund investors’ interests in consolidated Och-Ziff funds and was a significant component of our results.

Income Taxes

The computation of the effective tax rate and provision for each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of December 31, 2008. The estimates and judgments used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax laws and regulations change.

Members of the United States Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules and that would have the effect of treating income recognized from “carried interests” as ordinary fee income, thereby effectively causing such income to be treated as nonqualifying income under the publicly-traded partnership rules. If these proposals, or similar legislation, are enacted, we would incur a material increase in our tax liability. See “Item 1A. Risk Factors—Risks Related to Taxation— Members of the United States Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis” for additional information.

Assets Under Management and Fund Performance

Assets Under Management

Our assets under management include deferred balances, amounts invested by us and certain amounts invested by our founding partners and other affiliated parties for which we charge no management fees and receive no incentive income. As of December 31, 2008, approximately 9% of our assets under management represented investments by us, our partners and certain other affiliated parties in our funds and the deferred balances. As of this date, approximately 43% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to pre-IPO investments and deferred balances. In addition, we calculate management fees based on assets under management at the beginning of the period. The amounts presented below are net of management fees and incentive income. Accordingly, the assets under management presented in the following table are not the amounts used to calculate management fees for the respective periods.

The following table sets forth assets under management of our most significant funds (by asset size):

	December 31,
	2008	2007	2006
	(dollars in thousands)
OZ Master Fund	$16,396,290	$19,771,142	$15,448,591
OZ Europe Master Fund	$5,084,094	$6,415,782	$3,480,901
OZ Asia Master Fund	$2,438,913	$3,852,118	$2,332,093
OZ Global Special Investments Master Fund	$1,910,139	$2,081,960	$194,511

Assets under management presented in this table do not include assets under management related to our real estate funds, the separate accounts we manage on behalf of certain institutions or certain other funds, which collectively were approximately $1.2 billion as of December 31, 2008, 2007 and 2006.

The following table sets forth the changes to our assets under management:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Balance-beginning of period	$33,387,455	$22,621,115	$15,627,165
Net flows	(722,135)	7,591,631	4,135,235
Appreciation (depreciation)	(5,710,714)	3,174,709	2,858,715

Balance-end of period	$26,954,606	$33,387,455	$22,621,115

Average assets under management	$31,803,729	$28,110,364	$19,005,764

Our assets under management declined substantially during 2008 due primarily to trading losses and write-downs in our private investments related to the unprecedented global capital market conditions, particularly during the second half of 2008. These conditions resulted in substantial declines in the values of most asset classes worldwide, a continued lack of liquidity across the global capital markets, record levels of volatility in the equity markets worldwide, the failures or reorganizations of certain significant global financial institutions and other businesses, and government interventions globally in efforts to stem a deeper global economic crisis. Our business has been adversely affected by these global market conditions. As a result, the investment returns in each of our master funds were adversely affected, most significantly in the second half of the year.

In 2008, our funds experienced both performance-related depreciation of $5.7 billion and net investor outflows of $722 million, which were comprised of $4.8 billion of inflows and $5.5 billion of outflows, as institutional investors re-balanced, reduced or eliminated their exposures to hedge funds and the capital markets generally in response to challenging market conditions. In addition, the performance-related depreciation of our funds resulted in a minimal amount of incentive income earned in 2008.

Assets under management as of March 1, 2009 were $22.3 billion, a decrease of $4.7 billion from December 31, 2008, mainly as a result of net investor outflows of $5.2 billion from January 1, 2009 through March 1, 2009. We believe these redemptions were investors’ response to the continuing global financial crisis. As a result of these conditions, which may continue beyond 2009, we believe our growth rate for at least the near term to be lower than historic levels. As a result, we expect that management fees will be lower in future quarters compared to prior periods until global economies and markets stabilize and assets under management begin to increase. In addition, due to the high-water marks set in 2008, we may not earn incentive income in 2009 with respect to fund investor losses resulting from negative fund investment performance for the year. See “—Liquidity and Capital Resources” for additional information about our liquidity.

Assets under management were $33.4 billion as of December 31, 2007, 48% billion higher than the $22.6 billion in assets under management as of December 31, 2006. The $10.8 billion year-over-year increase was driven principally by performance-related appreciation of $3.2 billion and net inflows of $7.6 billion, which were comprised of $10.0 billion of inflows and $2.4 billion of outflows, which included the reinvestment by the Company’s founding partners and the Ziffs of approximately $1.6 billion in after-tax proceeds from the Offerings.

In 2006, growth in assets under management was driven by net inflows of $4.1 billion, which were comprised of $6.4 billion of inflows and $2.3 billion of outflows, and performance-related appreciation of $2.9 billion as our funds delivered positive investment performance.

Fund Performance

Performance information for our most significant master funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The performance information reflected in this discussion and analysis is not indicative of the performance of our Class A Shares and is also not necessarily indicative of the future results of any particular fund. An investment in our Class A Shares is not an investment in any of our funds. There can be no assurance that any of our master funds or our other existing and future funds will achieve similar results.

The table below sets forth performance information for our most significant master funds. These net returns represent a composite of the average net returns of the feeder funds that comprise each of the master funds presented and are presented on a total return basis, net of all fees and expenses (except incentive income earned on certain unrealized private investments that could reduce returns at the time of realization) and include the reinvestment of all dividends and income. These net returns also include realized and unrealized gains and losses attributable to certain private and IPO investments that are not allocated to all investors in the funds.

	Net Return for the Year Ended December 31,
	2008	2007	2006
OZ Master Fund	-15.9%	11.5%	14.8%
OZ Europe Master Fund	-17.4%	14.8%	22.3%
OZ Asia Master Fund	-30.9%	12.2%	14.0%
OZ Global Special Investments Master Fund	-8.3%	17.2%	13.9%

In 2008, the majority of the performance-related depreciation was due to unprecedented market volatility, a lack of liquidity across markets worldwide and the ensuing flight from equities to cash and cash equivalent holdings which began in September and persisted through the remainder of 2008. These factors resulted in substantial declines in the value of almost every asset class globally.

In the second half of 2007, risks related to defaults on sub-prime mortgages and declining residential real estate values led to significant dislocations in the global credit markets. This was particularly evident in the third quarter when we saw a mid-quarter decline of 10% to 15% in the global equity markets, and in the last two months of the fourth quarter when we also saw broad global market declines. The diversification of our business by strategy and geography, combined with the active management of our exposures and focus on preservation of fund capital, enabled us to deliver strong investment performance and attract additional capital into our funds.

Among the key contributors to our positive performance in 2006 was the realization of certain private investments by our funds. Additionally, performance was positively impacted by, among other things, increased investment opportunities arising from robust equity markets in the United States and Europe.

Results of Operations

In the discussion and analysis that follows, certain line items are not comparable from period to period as a result of the deconsolidation of our offshore funds on June 30, 2007 and our domestic funds on January 1, 2007, and as a result of the Reorganization in 2007. In these instances, we have identified the percentage change as “NM” (not meaningful). To provide comparative information of our operating results for the periods presented, a discussion of Economic Income of the Och-Ziff Funds segment, our only reportable segment, follows the discussion of our total Company U.S. GAAP results. Economic Income reflects, on a consistent basis for all periods presented in our financial statements, income earned from the Och-Ziff funds and managed accounts, excluding the real estate funds that are included within other operations and currently are not significant to our results. Economic Income excludes certain adjustments required under U.S. GAAP. See “—Segment Analysis—Och-Ziff Funds—Economic Income” and Note 16 of the consolidated and combined financial statements included in this annual report for a reconciliation of Economic Income to total Company U.S. GAAP results.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Revenues
Management fees	$576,265	$317,756	$258,509	NM
Incentive income	12,201	632,690	(620,489)	NM
Other revenues	4,109	11,637	(7,528)	-65%
Income of consolidated Och-Ziff funds	11,809	539,892	(528,083)	NM

Total Revenues	604,384	1,501,975	(897,591)	NM

Expenses
Compensation and benefits	261,830	238,331	23,499	10%
Allocations to non-equity partner interests	(38,328)	574,326	(612,654)	NM
Reorganization expenses	1,698,989	3,333,396	(1,634,407)	NM
Profit sharing	(4,751)	106,644	(111,395)	NM
Interest expense	33,948	24,240	9,708	40%
General, administrative and other	102,222	83,241	18,981	23%
Expenses of consolidated Och-Ziff funds	3,994	343,135	(339,141)	NM

Total Expenses	2,057,904	4,703,313	(2,645,409)	NM

Other Income (Loss)
Net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures	(153,337)	118,335	(271,672)	NM
Net gains (losses) of consolidated Och-Ziff funds	(17,634)	2,352,290	(2,369,924)	NM

Total Other Income (Loss)	(170,971)	2,470,625	(2,641,596)	NM

Loss Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(1,624,491)	(730,713)	(893,778)	NM
Income taxes	40,066	63,963	(23,897)	-37%

Loss Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(1,664,557)	(794,676)	(869,881)	NM
Partners’ and others’ interests in income of consolidated subsidiaries	1,153,961	(120,350)	1,274,311	NM

Net Loss	$(510,596)	$(915,026)	$404,430	NM

Revenues

Management Fees.    The following table sets forth the components of our management fees:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Och-Ziff Funds segment:
Hedge funds	$559,995	$464,624	$95,371	21%
Managed accounts	11,279	12,283	(1,004)	-8%
Och-Ziff real estate funds	5,245	5,245	—	0%
Eliminated in consolidation	(254)	(164,396)	164,142	NM

Total	$576,265	$317,756	$258,509	NM

Management fees increased in 2008 by $258.5 million from 2007. This increase was primarily the result of the decrease in management fees eliminated in consolidation. As previously discussed, our offshore funds were consolidated for the first half of 2007, resulting in the elimination of a substantial portion of our management fees earned during that period. The remaining increase was driven by higher average assets under management during 2008.

Our management fees before the impact of eliminations were 1.8% and 1.7% of our average assets under management in 2008 and 2007, respectively. While the ratio of management fees before the impact of eliminations to average assets under management in 2008 was 1.8%, our average management fee rate is approximately 1.7%, as the performance-related depreciation experienced in the fourth quarter of 2008 reduced our average assets under management but did not impact our management fees, as management fees are generally calculated at the beginning of each quarter. See “—Segment Analysis” for a discussion of management fees earned by the Och-Ziff Funds segment before the impact of eliminations in consolidation.

Incentive Income.    The following table sets forth the components of our incentive income:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Och-Ziff Funds segment:
Hedge funds	$12,201	$621,578	$(609,377)	-98%
Managed accounts	—	15,665	(15,665)	-100%
Eliminated in consolidation	—	(4,553)	4,553	NM

Total	$12,201	$632,690	$(620,489)	NM

Incentive income decreased in 2008 by $620.5 million from 2007. This decrease was the result of the negative performance by our funds in 2008 previously discussed. The $12.2 million incentive income earned in 2008 primarily related to the redemptions from our fund investors during the year. In 2009, we will generally not begin to earn any incentive income on existing capital from individual fund investors until the losses incurred in 2008 have been recovered. We may earn incentive income on any new capital invested in our funds, to the extent we generate a positive return on such capital. See “—Liquidity and Capital Resources” for a discussion of our high-water marks.

Income of Consolidated Och-Ziff Funds.    The following table sets forth income of consolidated Och-Ziff funds by amounts earned from funds that we continue to consolidate and amounts earned from funds we no longer consolidate:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
From funds we continue to consolidate	$11,809	$11,718	$91	1%
From funds we no longer consolidate	—	528,174	(528,174)	NM

Total	$11,809	$539,892	$(528,083)	NM

Income of consolidated Och-Ziff funds decreased in 2008 by $528.1 million from 2007. Substantially all of the income of consolidated Och-Ziff funds in 2007 was related to our offshore funds, which we consolidated through June 30, 2007. Subsequent to June 30, 2007, income of consolidated Och-Ziff funds relates primarily to our real estate funds, which we continue to consolidate. We expect these amounts to continue to be insignificant to our operating results in future periods.

Expenses

Compensation and Benefits.    Compensation and benefits expenses increased in 2008 by $23.5 million from 2007. This 10% increase was driven by an increase of $96.0 million relating to the non-cash amortization of RSUs. No RSUs were issued prior to our IPO in November 2007. This increase was offset by an $89.1 million decrease in bonus expense due to significantly lower incentive income in 2008, which resulted from the negative annual performance of our funds. The remaining increase was due primarily to annualized salary and benefit expenses related to our growth in headcount that occurred in 2007 due to the additional infrastructure needed to become a public company and to support the growth in our business. Our worldwide headcount grew from 399 at December 31, 2007 to 412 at December 31, 2008.

Allocations to Non-Equity Partner Interests.    Allocations to non-equity partner interests decreased in 2008 by $612.7 million from 2007 as a result of the reclassification of non-equity partner interests as Och-Ziff Operating Group A Units at the time of the Reorganization. As a result of this reclassification, income allocations to our partners other than Mr. Och following the Reorganization are no longer treated as expenses under U.S. GAAP. Only allocations of earnings on deferred balances, net of taxes, are treated as expenses following the Reorganization.

Reorganization Expenses.    The following table sets forth the components of our Reorganization expenses:

	Year Ended December 31,
	2008	2007
	(dollars in thousands)
Charge for units purchased with proceeds from initial public offering	$—	$1,088,640
Charge for units purchased with proceeds from DIC Sahir offering	—	1,129,744
Charge for units held by Ziffs after the Offerings	—	945,743
Amortization of units held by partners after the Offerings	1,698,989	212,792
Transfer of residual non-equity partners’ and profit sharing interests to equity	—	(43,523)

Total	$1,698,989	$3,333,396

Reorganization expenses decreased in 2008 by $1.6 billion from 2007. In 2008, these expenses represent the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our founding partners after the Offerings. In 2007, Reorganization expenses were comprised primarily of the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our founding partners after the Offerings in addition to various one-time charges related to the units issued to the partners and the Ziffs for which there was no substantive service or performance requirement. These include the units issued to the Ziffs in addition to the units purchased from the partners with the proceeds from the Offerings. The estimated future Reorganization expenses related to the amortization of the fair value of the remaining unvested Och-Ziff Operating Group A Units held by our partners is expected to be approximately $1.7 billion per year from 2009 through 2011 and $1.5 billion in 2012. Accordingly, we expect to continue to report a U.S. GAAP net loss in each of these years.

Profit Sharing.    Profit sharing expense decreased in 2008 by $111.4 million from 2007 as a result of the reclassification of the Ziffs’ profit sharing interest in our business as Och-Ziff Operating Group A Units at the time of the Reorganization. As a result of this reclassification, income allocations to the Ziffs following the Reorganization are no longer treated as expenses under U.S. GAAP. Only allocations of earnings on deferred balances, net of taxes, are treated as expenses following the Reorganization.

Interest Expense.    Interest expense increased in 2008 by $9.7 million from 2007. The 40% increase was primarily due to a full year of interest expense incurred on our $750 million term loan in 2008. We entered into the term loan in July 2007; therefore, interest expense was only incurred for the second half of that year.

General, Administrative and Other Expenses.    The following table sets forth the components of our general, administrative and other expenses:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Professional services	$41,725	$36,363	$5,362	15%
Occupancy and equipment	18,700	15,929	2,771	17%
Information processing and communications	15,881	10,834	5,047	47%
Business development	11,648	9,355	2,293	25%
Other expenses	15,944	10,760	5,184	48%

	103,898	83,241	20,657	25%
Changes in tax receivable agreement liability	(1,676)	—	(1,676)	NM

Total General, Administrative and Other	$102,222	$83,241	$18,981	23%

General, administrative and other expenses increased in 2008 by $19.0 million from 2007. In 2008, we recognized a reduction of expenses in the amount of $1.7 million related to a decrease in the tax receivable agreement liability. This decrease was driven by a change in the estimated future tax savings resulting from the sale of interests in the Och-Ziff Operating Group by our founding owners at the time of the Offerings. See “—Liquidity and Capital Resources—Dividends, Distributions, Future Liquidity and Capital Needs—Tax receivable agreement” for additional information. The remainder of the increase was driven principally by higher insurance costs recorded within other expenses, as well as the impact of annualized expenses related to the infrastructure build-out associated with becoming a public company and growth in our business that occurred primarily in 2007.

Expenses of Consolidated Och-Ziff Funds.    The following table sets forth expenses of consolidated Och-Ziff funds by amounts from funds that we continue to consolidate and that we no longer consolidate:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
From funds we continue to consolidate	$3,994	$2,892	$1,102	38%
From funds we no longer consolidate	—	340,243	(340,243)	NM

Total	$3,994	$343,135	$(339,141)	NM

Expenses of consolidated Och-Ziff funds decreased in 2008 by $339.1 million from 2007. Substantially all of the expenses of consolidated Och-Ziff funds in 2007 were related to our offshore funds, which we consolidated through June 30, 2007. Subsequent to June 30, 2007, expenses of consolidated Och-Ziff funds relate primarily to our real estate funds, which we continue to consolidate. We expect these amounts to continue to be insignificant to our operating results in future periods.

Other Income (Loss)

Net Earnings (Losses) on Deferred Balances and Investments in Och-Ziff Funds and Joint Ventures.    The following table sets forth: (i) net earnings (losses) on deferred balances; (ii) net earnings (losses) on investments in Och-Ziff funds; (iii) net losses on joint ventures; and (iv) amounts eliminated in consolidation:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Net earnings (losses) on deferred balances	$(141,900)	$245,051	$(386,951)	-158%
Net earnings (losses) on investments in Och-Ziff funds	(3,835)	59,729	(63,564)	-106%
Net losses on joint ventures	(7,644)	—	(7,644)	NM
Eliminated in consolidation	42	(186,445)	186,487	NM

Total	$(153,337)	$118,335	$(271,672)	NM

Net earnings on deferred balances and investments in Och-Ziff funds and joint ventures decreased in 2008 by $271.7 million from 2007. As a result of the consolidation of our offshore funds for the first six months of 2007, net earnings on deferred balances and investments in those funds were eliminated during this period. Following the deconsolidation, these amounts are no longer eliminated in consolidation.

The decrease in net earnings on deferred balances before the impact of eliminations was driven by the $485.8 million decrease in deferred balances. We no longer defer the collection of incentive income from our funds and we expect to collect and in turn, distribute over the next two years to our partners and the Ziffs, the outstanding deferred balances. In 2008, we paid out 50 percent of the deferred balances that were outstanding as of December 31, 2006, plus the 2007 earnings on the deferred balances. We expect to collect in 2009 an amount equal to 25 percent of the deferred balances that were outstanding as of December 31, 2006, net of losses on the deferred balances for 2008. We expect to collect any remaining deferred balances in 2010. Accordingly, we expect net earnings (losses) on deferred balances to become insignificant as we collect and distribute these balances to our partners and the Ziffs.

The decrease in net earnings on investments in Och-Ziff funds before the impact of eliminations was primarily related to amounts invested by us, on behalf of our partners, which were withdrawn and distributed to our partners in December 2007.

The net loss on joint ventures in 2008 of $7.6 million primarily relates to our share of start-up costs of our African joint venture, which is a start-up business that, as of December 31, 2008, had generated a minimal amount of revenues.

Net Gains (Losses) of Consolidated Och-Ziff Funds.    The following table sets forth net gains (losses) of consolidated Och-Ziff funds by net gains (losses) from funds that we continue to consolidate and net gains (losses) from funds we no longer consolidate:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
From funds we continue to consolidate	$(17,634)	$14,957	$(32,591)	-218%
From funds we no longer consolidate	—	2,337,333	(2,337,333)	NM

Total	$(17,634)	$2,352,290	$(2,369,924)	NM

Net gains of consolidated Och-Ziff funds decreased in 2008 by $2.4 billion from 2007. Substantially all of the net gains of consolidated Och-Ziff funds in 2007 were related to our offshore funds, which we consolidated through June 30, 2007. Subsequent to June 30, 2007, net gains (losses) of consolidated Och-Ziff funds relate primarily to our real estate funds, which we continue to consolidate. We expect these amounts to continue to be insignificant to our operating results in future periods.

Income Taxes

Income tax expense decreased in 2008 by $23.9 million from 2007. This decrease was primarily due to a decrease in the profitability of the Och-Ziff Operating Group entities. The decrease was offset by an $8.3 million tax shortfall of tax benefits accrued in accordance with FAS 123(R) related to RSUs that vested in 2008. In addition, the decrease was also offset by a $2.5 million increase in tax expense related to the effect of a change in estimated state and local income tax rates effective in future periods.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, a portion of the income we earn is subject to corporate level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes includes U.S. federal, state, local and foreign taxes at an effective tax rate of -8.52% for the year ended December 31, 2008, compared to an effective tax rate of -7.52% for the year ended December 31, 2007. These effective tax rates were driven primarily by the following: (i) only a portion of the income we earn is subject to U.S. federal, state and local corporate income taxes; (ii) a portion of the income we earn is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses are non-deductible for income tax purposes.

As of and for the years ended December 31, 2008 and 2007, we were not required to establish a liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. In addition, as of December 31, 2008, we had net operating loss carryforwards for federal income taxes of $24.6 million and for state and local income taxes of $2.8 million that will expire by December 31, 2028.

Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

The following table sets forth the components of partners’ and others’ interests in income of consolidated subsidiaries:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
From funds we continue to consolidate	$10,035	$(23,477)	$33,512	-143%
From funds we no longer consolidate	—	(2,169,940)	2,169,940	NM
Och-Ziff Operating Group A Units	1,048,929	2,091,469	(1,042,540)	-50%
Other	94,997	(18,402)	113,399	NM

Total	$1,153,961	$(120,350)	$1,274,311	NM

Partners’ and others’ interests in income of consolidated subsidiaries increased in 2008 by $1.3 billion from 2007. The increase was primarily as a result of a decrease in allocable income related to funds we no longer consolidate, offset by the decrease in net losses allocated to the Och-Ziff Operating Group A Units held by our partners and the Ziffs.

The decrease from funds we no longer consolidate was due to the deconsolidation of our offshore funds on June 30, 2007, as amounts related to these funds are no longer recognized in our results following the deconsolidation. Partners’ and others’ interests in income of consolidated subsidiaries from funds that we continue to consolidate relate primarily to our real estate funds, which we currently expect to continue to be insignificant to our operating results in future periods.

Partners’ and others’ interests in income of consolidated subsidiaries related to the Och-Ziff Operating Group A Units, which represented an approximately 80.3% economic interest in our business as of December 31, 2008, is expected to continue to significantly reduce our net loss in future periods, as a majority of the losses of the Och-Ziff Operating Group are allocated to these interests.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
Revenues
Management fees	$317,756	$13,739	$304,017	NM
Incentive income	632,690	15,851	616,839	NM
Other revenues	11,637	3,801	7,836	206%
Income of consolidated Och-Ziff funds	539,892	972,442	(432,550)	NM

Total Revenues	1,501,975	1,005,833	496,142	NM

Expenses
Compensation and benefits	238,331	168,961	69,370	41%
Allocations to non-equity partner interests	574,326	277,711	296,615	NM
Reorganization expenses	3,333,396	—	3,333,396	NM
Profit sharing	106,644	97,977	8,667	NM
Interest expense	24,240	1,183	23,057	NM
General, administrative and other	83,241	48,515	34,726	72%
Expenses of consolidated Och-Ziff funds	343,135	495,621	(152,486)	NM

Total Expenses	4,703,313	1,089,968	3,613,345	NM

Other Income
Net earnings on deferred balances and investments in Och-Ziff funds	118,335	—	118,335	NM
Net gains of consolidated Och-Ziff funds	2,352,290	3,290,175	(937,885)	NM

Total Other Income	2,470,625	3,290,175	(819,550)	NM

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(730,713)	3,206,040	(3,936,753)	NM
Income taxes	63,963	23,327	40,636	174%

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(794,676)	3,182,713	(3,977,389)	NM
Partners’ and others’ interests in income of consolidated subsidiaries	(120,350)	(2,594,706)	2,474,356	NM

Net Income (Loss)	$(915,026)	$588,007	$(1,503,033)	NM

Revenues

Management Fees and Incentive Income.    The following table sets forth the components of our management fees and incentive income:

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
Management Fees
Och-Ziff Funds segment:
Hedge funds	$464,624	$294,341	$170,283	58%
Managed accounts	12,283	8,494	3,789	45%
Och-Ziff real estate funds	5,245	5,245	—	0%
Eliminated in consolidation	(164,396)	(294,341)	129,945	NM

Total	$317,756	$13,739	$304,017	NM

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
Incentive Income
Och-Ziff Funds segment:
Hedge funds	$621,578	$635,647	$(14,069)	-2%
Managed accounts	15,665	15,851	(186)	-1%
Eliminated in consolidation	(4,553)	(635,647)	631,094	NM

Total	$632,690	$15,851	$616,839	NM

Management fees and incentive income increased in 2007 by $304.0 million and $616.8 million, respectively, from 2006. As previously discussed, all of our funds were consolidated in 2006 and our offshore funds were consolidated for the first six months of 2007 resulting in the elimination of a substantial portion of our management fees and incentive income earned during those periods. Our management fees before the impact of eliminations were approximately 1.7% and 1.6% of our average assets under management in 2007 and 2006, respectively. See “—Segment Analysis—Och-Ziff Funds—Year Ended December 31, 2007 Compared to Year Ended December 31, 2006” for a discussion on management fees and incentive income earned from the Och-Ziff Funds segment before the impact of eliminations in consolidation.

Income of Consolidated Och-Ziff Funds.    The following table sets forth income of consolidated Och-Ziff funds by amounts earned from funds that we continue to consolidate and amounts earned from funds we no longer consolidate:

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
From funds we continue to consolidate	$11,718	$8,752	$2,966	34%
From funds we no longer consolidate	528,174	963,690	(435,516)	NM

Total	$539,892	$972,442	$(432,550)	NM

Income of consolidated Och-Ziff funds decreased in 2007 by $432.6 million from 2006 primarily as a result of the deconsolidation of our domestic funds on January 1, 2007, and the deconsolidation of our offshore funds on June 30, 2007. Income of consolidated Och-Ziff funds from funds we continue to consolidate relate primarily to our real estate funds.

Expenses

Compensation and Benefits.    Compensation and benefits expenses increased in 2007 by $69.4 million from 2006. This 41% increase was primarily due to a $60.7 million increase in salaries, bonuses and related expenses primarily attributable to an increase in our worldwide headcount from 267 at December 31, 2006 to 399 at December 31, 2007, and a $20.6 million increase related to the amortization of prior year deferred compensation awards. In addition, non-cash amortization of RSUs in 2007 was $13.4 million, which relates primarily to awards granted in November 2007 at the time of our IPO. These increases were offset in part by $25.3 million in compensation to certain employees in 2006 who were made partners in 2007; therefore, payments to such partners in 2007 are no longer included in compensation and benefits.

Allocations to Non-Equity Partner Interests.    Allocations to non-equity partner interests increased in 2007 by $296.6 million from 2006. The increase was driven by the term loan distributions made to the founding partners other than Daniel Och of $301.0 million in 2007 and an increase of $172.4 million related to the amortization of previously deferred income allocations subject to vesting. These increases were offset by a decrease in 2007 income allocations of $176.8 million, as income allocations to our partners other than Mr. Och following the Reorganization, including the allocation of incentive income at the end of 2007, are no longer treated as expenses under U.S. GAAP.

Reorganization Expenses.    Reorganization expenses for the year ended December 31, 2007 of $3.3 billion were comprised of the following:

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

In connection with the Reorganization, we recorded a one-time charge for the proceeds from the Offerings used to acquire interests in the Och-Ziff Operating Group from our partners and the Ziffs. In addition, the fair value of the remaining Och-Ziff Operating Group A Units held by the Ziffs after the Offerings was recorded as a one-time charge due to a lack of any service or performance requirements.

Profit Sharing.    Profit sharing expense increased in 2007 by $8.7 million from 2006. The increase in profit sharing expense resulted from the $72.6 million term loan distributions made to the Ziffs in 2007, offset by a decrease in 2007 income allocations of $63.9 million, as income allocations to the Ziffs following the Reorganization, including the allocation of incentive income at the end of 2007, are no longer treated as expenses under U.S. GAAP.

Interest Expense.    Interest expense increased in 2007 by $23.1 million from 2006, of which $23.0 million related to our $750 million term loan entered into on July 2, 2007. See “—Liquidity and Capital Resources—Debt Obligations” for additional information regarding our debt obligations.

General, Administrative and Other Expenses.    General, administrative and other expenses increased in 2007 by $34.7 million from 2006. This 72% increase is primarily due to $14.3 million of expenses associated with expenses incurred in the preparation for our IPO and the remaining increase primarily attributable to expenses incurred to support the growth of our operations.

Expenses of Consolidated Och-Ziff Funds.    The following table sets forth expenses of consolidated Och-Ziff funds by amounts from funds that we continue to consolidate and amounts from funds we no longer consolidate:

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
From funds we continue to consolidate	$2,892	$1,851	$1,041	56%
From funds we no longer consolidate	340,243	493,770	(153,527)	NM

Total	$343,135	$495,621	$(152,486)	NM

Expenses of consolidated Och-Ziff funds decreased in 2007 by $152.5 million from 2006 primarily as a result of the deconsolidation of our domestic funds on January 1, 2007, and the deconsolidation of our offshore funds on June 30, 2007. Expenses of consolidated Och-Ziff funds from funds we continue to consolidate relate primarily to our real estate funds.

Other Income

Net Earnings on Deferred Balances and Investments in Och-Ziff Funds.    The following table sets forth the components of our net earnings on deferred balances and investments in Och-Ziff funds and joint ventures:

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
Net earnings on deferred balances	$245,051	$188,077	$56,974	30%
Net earnings on investments in Och-Ziff funds	59,729	52,296	7,433	14%
Eliminated in consolidation	(186,445)	(240,373)	53,928	NM

Total	$118,335	$—	$118,335	NM

Net earnings on deferred balances and investments in Och-Ziff funds were $118.3 million in 2007. As a result of the consolidation of all of our domestic funds in 2006 and our offshore funds for the first half of 2007, earnings on deferred balances and investments in those funds were eliminated during the periods consolidated. Following the deconsolidation, these amounts are no longer eliminated in consolidation.

Net earnings on investments in Och-Ziff funds before the impact of eliminations increased in 2007 compared to 2006 primarily due to the increase in our investments in Och-Ziff funds towards the end of 2006, which contributed to earnings in 2007. These amounts were primarily related to amounts invested by us, on behalf of our partners, which were withdrawn and distributed to our partners in December 2007.

Deferred balances before the impact of eliminations were $1.0 billion and $1.4 billion as of December 31, 2007 and 2006, respectively. While these deferred balances decreased 26% year-over-year, earnings on these amounts before the impact of eliminations increased 30%. This increase was primarily as a result of an increase of $406.4 million of additional deferred income receivable recorded on December 31, 2006 related to 2006 incentive income from our offshore funds, which contributed to earnings in 2007. In addition, on December 31, 2007, we collected $529.7 million of these deferred balances, which were in turn distributed to our partners in January 2008.

Net Gains of Consolidated Och-Ziff Funds.    The following table sets forth net gains of consolidated Och-Ziff funds by net gains from funds that we continue to consolidate and net gains from funds we no longer consolidate:

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
From funds we continue to consolidate	$14,957	$37,569	$(22,612)	-60%
From funds we no longer consolidate	2,337,333	3,252,606	(915,273)	NM

Total	$2,352,290	$3,290,175	$(937,885)	NM

Net gains of consolidated Och-Ziff funds decreased in 2007 by $937.9 million from 2006 primarily as a result of the deconsolidation of our domestic funds on January 1, 2007, and the deconsolidation of our offshore funds on June 30, 2007. Net gains of consolidated Och-Ziff funds from funds we continue to consolidate relate primarily to our real estate funds.

Income Taxes

Income taxes increased in 2007 by $40.6 million from 2006. This increase was primarily due to federal income taxes of $24.6 million in 2007. Prior to the Reorganization and Offerings, we were only subject to certain local, state and foreign income taxes on our operations; however, due to the addition of a corporate tax paying entity into our structure, certain income allocated to our Class A shareholders has become subject to U.S. federal corporate-level income tax. The remaining increase was driven by an increase in the taxable profits of the Och-Ziff Operating Group entities due to the growth in assets under management, resulting in higher management fees.

Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

The following table sets forth the components of partners’ and others’ interests in income of consolidated subsidiaries:

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
From funds we continue to consolidate	$(23,477)	$(44,019)	$20,542	-47%
From funds we no longer consolidate	(2,169,940)	(2,550,137)	380,197	-15%
Och-Ziff Operating Group A Units	2,091,469	—	2,091,469	NM
Other	(18,402)	(550)	(17,852)	NM

Total	$(120,350)	$(2,594,706)	$2,474,356	NM

Partners’ and others’ interests in income of consolidated subsidiaries decreased in 2007 by $2.5 billion from 2006. Partners’ and others’ interests in income of consolidated subsidiaries for the year ended December 31, 2007, exceeded income before partners’ and others’ interests in income of consolidated subsidiaries, as these amounts are largely attributable to fund investors in the consolidated Och-Ziff funds. Our fund investors’ interests in consolidated funds do not participate in the operating loss of the Och-Ziff Operating Group, which was $2.6 billion in 2007. This loss was primarily due to the Reorganization expenses and increased allocations to non-equity partner interests previously discussed.

Partners’ and others’ interests in income of consolidated subsidiaries related to funds we no longer consolidate decreased primarily as a result of the deconsolidation of our domestic funds on January 1, 2007, and the deconsolidation of our offshore funds on June 30, 2007. Partners’ and others’ interests in income of consolidated subsidiaries related to funds we continue to consolidate relate primarily to our real estate funds.

Partners’ and others’ interests in income of consolidated subsidiaries relates to the Och-Ziff Operating Group A Units, which represented an approximately 80.8% economic interest in our business as of December 31, 2007.

Segment Analysis

Och-Ziff Funds—Economic Income

We conduct substantially all of our operations through the Och-Ziff Funds segment. The performance measure for the Och-Ziff Funds segment is Economic Income, which management uses to evaluate the financial performance of and make operating decisions for the segment. Accordingly, management assesses its core business by analyzing the performance of the Och-Ziff Funds segment and believes that investors should review the same performance measure that it uses to analyze our segment and core business performance. The businesses and investments that are not included in the Och-Ziff Funds segment are currently not significant to our overall financial results. In addition, management believes that Economic Income is helpful to an understanding of our segment results of operations because it reflects the results of our core business on a consistent basis for all periods presented.

Economic Income is a pre-tax measure that (i) presents the segment’s results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds; (ii) recognizes the full amount of cash compensation expense on the date it is paid irrespective of any requisite service period or deferral; and (iii) excludes the following: Reorganization expenses, equity-based compensation expense, allocation to non-equity partner interests, profit sharing, net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures, depreciation, changes in the tax receivable agreement liability, income taxes and partners’ and others’ interests in income of consolidated subsidiaries.

Prior to the third quarter of 2007, interest income and interest expense were excluded from Economic Income, as these amounts were not significant. As a result of the increase in interest expense relating to our $750 million term loan entered into in July 2007, interest expense is now included in Economic Income. Separately, interest income is now also included in Economic Income. Amounts in the prior periods have been restated to present Economic Income on a comparable basis.

Prior to the second quarter of 2008, the fair value of equity-based compensation that was awarded, excluding awards made at the time of the Offerings, was recorded as an expense on the date of the award within compensation and benefits when calculating Economic Income. Beginning in the second quarter of 2008, we no longer record expenses related to equity-based compensation within Economic Income. As a result of this change, compensation expense of $1.8 million and $7.4 million related to the fair value of RSUs awarded and recorded in the first quarter of 2008 and fourth quarter of 2007, respectively, has been excluded from compensation expense for the years ended December 31, 2008 and 2007, respectively, to present Economic Income on a comparable basis.

Economic Income may not be comparable to similarly titled measures used by other companies. We use Economic Income as a measure of our segment’s operating performance, not as a measure of liquidity. Economic Income should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. As a result of the adjustments made to arrive at Economic Income described above, Economic Income has certain limitations in that it does not take into account certain items included or excluded under U.S. GAAP, including income or losses allocated to our other operations. Management compensates for these limitations by using Economic Income as a supplemental measure to the U.S. GAAP results to provide a more complete understanding of our segment’s performance as management measures it. For a reconciliation of Economic Income to total Company net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, please see Note 16 to our consolidated and combined financial statements included in this annual report.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Economic Income Revenues
Management fees	$571,274	$476,907	$94,367	20%
Incentive income	12,201	637,243	(625,042)	-98%
Other revenues	3,554	11,391	(7,837)	-69%

Total Economic Income Revenues	587,029	1,125,541	(538,512)	-48%

Economic Income Expenses
Compensation and benefits	141,255	207,379	(66,124)	-32%
Non-compensation expenses	129,970	99,723	30,247	30%

Total Economic Income Expenses	271,225	307,102	(35,877)	-12%

Economic Income	$315,804	$818,439	$(502,635)	-61%

Economic Income Analysis

Economic Income for 2008 totaled $315.8 million, a 61% decrease from 2007 Economic Income of $818.4 million. This decrease was driven primarily by the year-over-year decline in incentive income. The 2008 Economic Income margin, which is calculated as the ratio of Economic Income to Economic Income revenues, was 54%, 19 percentage points lower than the 2007 margin of 73% primarily due to lower incentive income, offset by higher management fees and lower operating expenses.

Economic Income Revenues

Management Fees.    Management fees for the segment increased in 2008 by $94.4 million from 2007. The 20% increase was primarily driven by the increase in the average assets under management we experienced in 2008.

Incentive Income.    Incentive income for the segment decreased in 2008 by $625.0 million from 2007. The 98% decrease was driven by the negative performance of our funds in 2008 resulting from the challenging market conditions previously discussed.

Economic Income Expenses

Compensation and Benefits.    Compensation and benefits expenses decreased in 2008 by $66.1 million from 2007. The 32% decrease was driven by the $85.2 million decrease in cash bonus expense in 2008. This decrease was partially offset by an increase in salaries and benefits resulting primarily from annualized salary and benefit expenses related to our growth in headcount that occurred in 2007 due to the additional infrastructure needed to become a public company and to support the growth in our business.

Non-compensation Expenses.    The following table presents the components of our non-compensation expenses:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Professional services	$41,249	$36,316	$4,933	14%
Interest expense	33,948	24,240	9,708	40%
Occupancy and equipment	15,444	11,848	3,596	30%
Information processing and communications	13,193	10,834	2,359	22%
Business development	11,606	9,349	2,257	24%
Other expenses	14,530	7,136	7,394	104%

Total Non-compensation Expenses	$129,970	$99,723	$30,247	30%

Non-compensation expenses increased in 2008 by $30.2 million from 2007. The increase was driven primarily by a full year of interest expense recorded in 2008 on our $750 million term loan compared to six months of interest expense recorded in 2007, as the loan was entered into during the third quarter of that year. The remainder of the increase was driven principally by higher insurance costs recorded within other expenses, as well as the impact of annualized expenses related to the infrastructure build-out associated with becoming a public company and growth in our business in 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31,		Change
	2007	2006	$	%
	(dollars in thousands)
Economic Income Revenues
Management fees	$476,907	$302,835	$174,072	57%
Incentive income	637,243	651,498	(14,255)	-2%
Other revenues	11,391	5,788	5,603	97%

Total Economic Income Revenues	1,125,541	960,121	165,420	17%

Economic Income Expenses
Compensation and benefits	207,379	184,962	22,417	12%
Non-compensation expenses	99,723	46,174	53,549	116%

Total Economic Income Expenses	307,102	231,136	75,966	33%

Economic Income	$818,439	$728,985	$89,454	12%

Economic Income Analysis

Economic Income for 2007 totaled $818.4 million, a 12% increase from 2006 Economic Income of $729.0 million. The 2007 Economic Income margin, which is calculated as the ratio of Economic Income to Economic Income revenues, was 73%, three percentage points lower than the 2006 margin of 76%. This decrease in our Economic Income margin was driven by the increase in operating expenses, most notably compensation and benefits, interest expense on our $750 million term loan and increased professional services expenses, offset by increases in management fees driven by the increase in assets under management.

Economic Income Revenues

Management Fees.    Management fees for the segment increased in 2007 by $174.1 million from 2006. This 57% increase was primarily driven by the year-over-year increase in assets under management on which we earned fees.

Incentive Income.    Incentive income decreased in 2007 by $14.3 million from 2006. The slight decline occurred as the impact of a larger base of fee-paying assets on which incentive income was earned was offset by lower fund performance. While incentive fees declined slightly year-to-year due to the challenging market conditions, 2007 was a strong year as we continued to deliver positive, absolute returns and continued to outperform the broader equity markets during this volatile period.

Economic Income Expenses

Compensation and Benefits.    Compensation and benefits expenses increased in 2007 by $22.4 million from 2006. The 12% increase was driven primarily by the increase in worldwide headcount in order to accommodate asset growth and the infrastructure needed to become a public company. This increase was offset by a decrease of $25.3 million as a result of certain employees who were made partners in 2007; therefore, payments to such partners in 2007 are no longer included in compensation and benefits expense and therefore have no effect on Economic Income.

Non-compensation Expenses.    Non-compensation expenses increased in 2007 by $53.5 million from 2006. The 116% increase in non-compensation expenses was driven by increased interest expense of $23.1 million primarily related to our $750 million term loan entered into in July 2007 and $14.3 million of expenses incurred in the preparation of our IPO. The remaining increase was primarily attributable to expenses incurred to support the growth of our operations.

Liquidity and Capital Resources

The working capital needs of our business have historically been met and continue to be met through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds and managed accounts. We currently do not incur any indebtedness to fund our on-going operations, but have outstanding indebtedness that was incurred in connection with the Reorganization and to refinance our corporate aircraft. We expect that our primary working capital liquidity needs over the next 12 months will be to:

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

Our funds’ assets under management and investment performance directly impact our ability to generate management fees and earn incentive income. Management fees earned from our funds have historically been an important source of cash for our operating expenses and payments to our owners with respect to their interests in our business. Management fees generally range from 1.5% to 2.5% annually of assets under management. Management fees are paid to us at the beginning of each quarter, based on the amount of assets under management at the beginning of the quarter. Accordingly, changes in the quarterly beginning balances of fee-paying assets under management, whether due to fund investment performance and/or capital inflows and redemptions, together with any changes in management fee rates will generally result in changes to our management fee revenues from quarter to quarter. Net capital flows during the quarter may also impact management fees during the quarter, although the magnitude of this impact is dependent on the timing and size of the net flows.

In addition, the amount of assets under management and our funds’ investment performance drive how much incentive income we earn, which has been another important source of liquidity. Incentive income is typically equal to 20% of the net realized and unrealized profits earned for a full year that is attributable to each investor, but excludes unrealized profits on certain private investments. The only incentive income that is recognized during the first three quarters of any year relates to profits earned on fund investor redemptions during a particular quarter.

Accordingly, our revenues, and therefore cash available to fund operations, are directly impacted by the amount of our assets under management, which is determined by our funds’ investment performance and fund investor capital inflows and redemptions. To the extent our assets under management change, our total revenues will change. For example, as to management fees, a $1 billion change in assets under management would generally increase or decrease annual management fees and cash to fund operations by approximately $17 million, assuming no material changes in current management fee rates and taking into account non-fee paying assets under management. As to incentive income, if net profits attributable to a fee-paying fund investor were $1 billion, we generally would earn incentive income equal to $200 million, assuming no change in current incentive income rates. Most of our funds have a one-year high-water mark in any year when the fund experiences negative investment performance. This means that if an investor were to lose money in our fund in a current year, we would have to recoup that loss before incentive income could be earned in the following year. Even if the loss is not recouped up to the high-water mark during the year following the loss, the high-water mark is eliminated, allowing us to earn incentive income during the second year following the loss.

Investors in our funds as of December 31, 2008 generally experienced losses, resulting in a high-water mark for the investors in our funds. Accordingly, our funds’ investment performance in 2009 will have to exceed the high-water marks for each such investor in order for us to earn incentive income with respect to their accounts for existing capital in 2009. We are not required to meet any high-water marks for investors who experienced losses and subsequently redeemed their capital in 2008. Furthermore, any contributions from new or existing fund investors in 2009 would not be subject to any existing high-water mark in 2009.

As discussed in “Understanding Our Results—Revenues—Management Fees” and “—Our Funds’ Liquidity and Capital Resources,” we believe that we are able to monitor expected management fees and manage expenses in order to meet our operating needs. Our largest core operating expense historically has been annual incentive compensation, which is variable and discretionary based on our annual revenues and our fund’s annual investment performance. Accordingly, as our cash flow varies, we believe we have the flexibility to adjust this significant expense as needed to maintain sufficient liquidity.

Based on our historical results, management’s experience, our current business strategy and current assets under management, we believe that our existing cash resources together with cash generated from management fees will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. In addition, as necessary, we believe that we will be able to adjust our expense infrastructure in order to maintain positive operating cash flow. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.

We expect to meet our longer-term liquidity requirements, including the repayment of our debt obligations, through the generation of management fees and incentive income. Over the long term, we believe we will be able to increase our assets under management and realize positive fund investment performance, which we expect will allow us to generate greater management fees and incentive income.

To maintain maximum flexibility to meet demands and opportunities both in the short and long term, and subject to existing contractual arrangements, we may want to retain cash, or raise or borrow additional funds to:

•	support the future growth in our business;

•	create new or enhance existing products and investment platforms in our private investments business;

•	repay borrowings;

•	pursue new investment opportunities; and

•	develop new distribution channels.

We may also incur additional indebtedness or raise capital under certain circumstances in order for us to maximize our growth potential and flexibility in responding to opportunities and challenges. Current market conditions may make it more difficult or costly to raise or borrow additional funds. Excessive costs or other significant market barriers may limit or prevent us from maximizing our growth potential and flexibility.

Debt Obligations

Term Loan.    On July 2, 2007, we entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75%. The term loan will mature in July 2012 and is secured by a first priority lien on substantially all of our assets. Commencing on December 31, 2008, the term loan is payable in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount borrowed under the term loan, and the balance will be payable upon maturity.

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

The term loan permits us to incur unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, we are in pro forma compliance with a total leverage ratio of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of December 31, 2008, we have not incurred any unsecured indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan. The term loan also limits the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of December 31, 2008, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

Aircraft Loan.    On May 30, 2008, we refinanced the remaining principal balance of $16.8 million on the original note on our corporate aircraft. The new loan bears interest at LIBOR plus 1.60% and the principal balance is due at maturity on May 31, 2011. The terms of the note require us to comply with the following financial maintenance covenants in order for us to avoid an event of default:

•	Annual management fees and incentive income and all other revenues earned by the Och-Ziff Operating Group must not fall below $298.7 million, tested annually;

•

The revenues earned by the Och-Ziff Operating Group less compensation expenses and all other cash operating expenses must exceed three times the annual principal payments and interest payments due on all direct or indirect debt of the Och-Ziff Operating Group, tested quarterly;

•

Maintain average cash, unrestricted marketable securities and other liquid investments that may be converted to cash within 90 days equal to at least the outstanding principal balance of the note, tested quarterly; and

•	Minimum assets under management of $20.0 billion, tested quarterly.

Upon an event of default, subject to certain cure periods set forth in the note, the lender may declare all amounts outstanding under the note to be due and payable. The terms of the note also require us to make one or more prepayments of the note or post cash collateral with the lender in the event that the outstanding principal balance of the loan at any time exceeds an amount equal to 65% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender no more than once every 24 months. We may determine to pre-pay some or all of the note or renegotiate the terms and conditions of the note. No assurance can be given that any refinancing would be available in the future on attractive terms.

Dividends, Distributions, Future Liquidity and Capital Needs

The following table presents the cash dividends paid on our Class A Shares and the related cash distributions made on Och-Ziff Operating Group A Units held by the partners and the Ziffs in 2008:

Class A Shares
Payment Date	Record Date	Dividend per Share	Distributions on Och-Ziff Operating Group A Units (in thousands)

February 12, 2008	December 31, 2007	$1.20	$384,497
May 7, 2008	April 1, 2008	$0.08	$51,954
August 12, 2008	July 1, 2008	$0.11	$63,592
November 12, 2008	October 1, 2008	$0.025	$37,332
February 19, 2009	December 31, 2008	$0.05	$15,555

Our ability to make cash distributions to our partners and the Ziffs and pay dividends to our Class A shareholders depends on a number of factors that our Board of Directors takes into account as it may deem relevant. These factors include: revenues earned and profits generated by the Och-Ziff Operating Group; general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; the ability of the Och-Ziff Operating Group to secure additional sources of liquidity; and contractual obligations, including payment obligations pursuant to the tax receivable agreement and our $750 million term loan. If we generate insufficient cash flows from operations to make such distributions or payments, we may need to borrow funds or sell assets, subject to existing contractual obligations, which would negatively impact our liquidity. In addition, we may not be able to obtain additional financing on terms that are acceptable, if at all.

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

As of December 31, 2008, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group B Units in the Offerings would aggregate approximately $1.0 billion over the next 13 years, resulting in payments to our partners and the Ziffs of 85% of such cash savings over the same period of time. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to pay 85% of the amount of such cash savings to our founding owners is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

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

Deferred Balances Distributions.    Historically, we deferred collection of a certain portion of incentive income receivable from our offshore funds. As a result of a change in the method of accounting used for U.S. income tax purposes by certain of our subsidiaries, we no longer defer the collection of such receivables. We expect that all deferred balances, which as of December 31, 2008, were $558.5 million, will be paid to us over the next two years. In 2008, we paid out 50 percent of the deferred balances that were outstanding as of December 31, 2006, plus the 2007 earnings on the deferred balances. We expect to collect in 2009 an amount approximately equal to 25 percent of the deferred balances that were outstanding as of December 31, 2006, net of any changes in the value of the deferred balances experienced in 2008. We expect to collect any remaining deferred balances in 2010. Ninety-five percent of the amount due each year is payable in January, while the remaining five percent is required to be paid upon completion of the audited financial statements of the relevant funds for the previous year. Such amounts, in turn, will be distributed to our founding owners and, therefore, will not benefit our Class A shareholders.

Our Funds’ Liquidity and Capital Resources

Our funds have access to liquidity from our prime brokers and other counterparties. Additionally, our funds may have committed facilities in addition to regular financing from our counterparties. These sources of liquidity provide our funds with additional financing resources, allowing them to take advantage of opportunities in the global marketplace.

Our funds’ current liquidity position could be adversely impacted by any substantial, unanticipated investor redemptions from our funds that are made within a short time period. Capital contributions from investors in our funds generally are subject to initial lock-up periods of one to three years. Following the expiration of these lock-up periods, investors may redeem capital generally on a quarterly basis. We accept capital contributions from investors on a regular basis, which results in the staggering of the commencement and expiration of lock-up periods. The staggering of these lock-up and redemption periods allows us to manage our liquidity position.

We also follow a diligent risk management process and regularly monitor the liquidity of our funds’ portfolios in relation to economic and market factors and the timing of potential investor redemptions. As a result of this process, we may determine to reduce exposure or increase the liquidity of our funds’ portfolios at any time, whether in response to global economic and market conditions, redemption requests or otherwise. For these reasons, we believe we will be well prepared to address market conditions and redemption requests, as well as any other events, with limited impact on our funds’ liquidity position. Nevertheless, any significant redemptions made during a single quarter could adversely affect our funds’ liquidity position, as we may determine to meet redemptions by using our funds’ available cash or selling assets (possibly at a loss). Such actions would result in lower assets under management, which would reduce the amount of management fees and incentive income we may earn. Our funds could also meet redemptions by increasing leverage, provided we are able to obtain financing on reasonable terms. We believe our funds have sufficient liquidity to meet any anticipated redemptions for the foreseeable future.

Cash Flows Analysis

The consolidation of our offshore funds during the first six months of 2007 and all of our funds during 2006 resulted in substantially higher amounts of cash flows from operating and financing activities during those periods as compared to periods following the deconsolidation of these funds, as the contributions by our fund investors and the investing activities of these funds were included in our consolidated and combined cash flows prior to their deconsolidation. As a result, the cash flow amounts from operating and financing activities for the year ended December 31, 2008, are not comparable to the amounts presented for the years ended December 31, 2007 and 2006.

Operating Activities.    Net cash from operating activities was $733.8 million, $(2.1) billion and $(4.2) billion for the years ended December 31, 2008, 2007 and 2006, respectively. The net increase of approximately $2.9 billion in 2008 was primarily a result of the consolidation of our offshore funds for the first six months of 2007, as the investing activities of these funds were included in our cash flows from operating activities through the date of deconsolidation. For the year ended December 31, 2008, cash flows from operating activities are primarily related to the collection of 2007 incentive income and management fees for 2008, less interest expense and other operating expenses. Additionally, we collected $529.7 million of deferred balances in December 2007 and an additional $343.9 million in 2008. These amounts were distributed to our founding owners, net of taxes, during 2008. Deferred balances distributed to Mr. Och in the amount of $577.2 million, net of taxes, are included within cash flows from financing activities.

Investing Activities.    There were no significant changes in cash flows from investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated and combined statements of cash flows.

Financing Activities.    Net cash from financing activities was $(1.2) billion, $2.8 billion and $4.2 billion for the years ended December 31, 2008, 2007 and 2006, respectively. The net decrease of approximately $4.0 billion in 2008 was primarily a result of consolidation of our offshore funds for the first six months of 2007, as fund investor contributions in our consolidated offshore funds were included as cash flows from financing activities through the date of deconsolidation. For the year ended December 31, 2008, cash flows from financing activities are primarily related to the dividends paid of $104.9 million to our Class A shareholders and distributions to our partners and the Ziffs of $537.4 million on their Och-Ziff Operating Group A Units. In addition, as discussed above, deferred balances distributed to Mr. Och in the amount of $577.2 million, net of taxes, and distributions of 2007 pre-Reorganization income in the amount of $83.6 million reduced net cash from financing activities in 2008.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter	Total
	(dollars in thousands)
Long-term debt, including interest thereon(a)	$24,318	$802,343	$—	$—	$826,661
Operating leases(b)	15,395	48,403	50,868	70,646	185,312
Tax receivable agreement(c)	36,409	115,430	127,646	578,108	857,593
Purchase obligations(d)	—	1,000	32,000	23,000	56,000

Total Contractual Obligations	$76,122	$967,176	$210,514	$671,754	$1,925,566

(a)	Long-term debt represents our $750 million term loan entered into in July 2007 and the note payable entered into in May 2008 used to refinance the remaining principal balance on the original note for our corporate aircraft. In addition, expected future interest payments on these loans has been included using the LIBOR rates that were in effect as of December 31, 2008.

(b)	Operating leases are related to rental payments to be made under various leases for office space. Our obligations for operating leases increased significantly in 2008 primarily as a result of entering into long-term lease arrangements for expanded office space in New York and London.

(c)	Tax receivable agreement represents our obligation to pay our founding owners 85% of realized future tax savings resulting from the purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our founding owners with proceeds from the Offerings, and the future taxable exchanges by our founding owners of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent) as previously discussed. The amounts presented above represent the maximum amounts that would be payable under the tax receivable agreement assuming that we will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. See “—Liquidity and Capital Resources—Distributions, Future Liquidity and Capital Needs—Tax Receivable Agreement” for more information.

(d)	In August 2008, we paid $3 million for an option to purchase a replacement corporate aircraft. We have the right to terminate the option any time prior to delivery of the aircraft, which is scheduled for 2015. If we terminate the option, we may be entitled to a refund of $1.5 million of the $3 million option price. Our aircraft is used primarily for business purposes.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our consolidated and combined financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to our audited consolidated and combined financial statements included in this annual report, for a description of our accounting policies. The following is a summary of what we believe to be our most critical accounting policies and estimates:

Fair Value of Investments

The valuation of investments held by our funds is the most critical estimate made by management impacting our results. The Och-Ziff funds are considered investment companies for U.S. GAAP purposes under the AICPA Audit and Accounting Guide—Investment Companies (the “AICPA Guide”). Pursuant to the AICPA Guide,

investments of these funds are carried at their estimated fair values. For periods prior to June 30, 2007, during which we consolidated our offshore funds and periods prior to January 1, 2007, during which we consolidated our offshore and domestic funds, the valuation of investments had significant impacts on various line items in our financial statements and notes thereto. For periods following the deconsolidation of most of our funds in 2007, the valuation of investments in our funds continues to have impacts on our results, as our management fees and incentive income are determined based on the fair value of the investments held by the funds.

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

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities included in this category include listed equities and listed derivatives. As required by SFAS 157, we do not adjust the quoted price for these assets or liabilities, even in situations where we may hold a large position and a sale could reasonably impact the quoted market price. While our funds may hold Level I assets and liabilities in their portfolios, as of December 31, 2008, we did not hold any Level I assets or liabilities directly or indirectly through the consolidated funds.

•

Level II – Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives. While our funds may hold Level II assets and liabilities in their portfolios, as of December 31, 2008, we did not hold any Level II assets or liabilities directly or indirectly through the consolidated funds.

•

Level III – Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation. Assets and liabilities that are included in this category generally include general and limited partnership interests in corporate private equity and real estate. In addition, funds not consolidated by us may hold additional types of Level III assets and liabilities, such as mezzanine funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations. While our funds may hold Level III liabilities in their portfolios, as of December 31, 2008, we did not hold any Level III liabilities directly or indirectly through the consolidated funds.

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

We, as the investment manager of the Och-Ziff funds, determine the fair value of investments that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. We generally determine the fair value of investments with no readily ascertainable market value to be initially the acquisition cost of such investments when we believe this is the best indicator of fair value. We continuously monitor and carefully consider events and developments related to the underlying portfolio companies of an investment to determine whether a change to the current carrying value is appropriate. Examples of such events and developments include: (i) a material equity financing of the company underlying the investment involving a sophisticated investor; (ii) the development of an interdealer or private market; (iii) defaults on obligations or a bankruptcy filing by the company; and (iv) a definitive agreement whereby the company is being acquired. In these situations we may determine that an investment’s fair value is no longer its cost.

For investments with no readily ascertainable market value where we determine that cost is not the best indicator of fair value, we determine fair value using a number of methodologies and procedures, including but not limited to (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from issuers; (iii) consulting other analytical data and indicators of value; (iv) amounts invested in these investments; (v) financial information provided by the management of these investees; (vi) observable market data for similar assets and liabilities; and/or (vii) related transactions subsequent to the acquisition of the investment. The methodologies and procedures used will be based on the specific attributes related to an investment and available market data and comparative information, depending on what we believe to be the most reliable information at the time.

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

We employ adequate, qualified resources to ensure that the financial control and internal audit groups are able to function at the highest quality level. Our internal control infrastructure utilizes an effective and appropriate level of segregation of duties. Specifically, the financial control group is responsible for establishing and monitoring compliance with valuation policies, as well as reporting compliance with these policies to our Audit Committee. Our internal audit group employs a risk-based program of audit coverage to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, internal audit meets with management to evaluate and provide guidance on the existing risk framework and control environment assessments. Within the trading and investing functions, we have established policies and procedures that require approval of all new transaction types, transaction pricing sources, and fair valuation hierarchy coding within our financial reporting system. The appropriate internal and external resources with technical expertise and product, market and industry knowledge, perform independent verification of prices, profit and loss review, and validation of valuation models used in our valuation process. The analysis used in measuring the fair value of financial instruments is generally related to the level of observable pricing inputs. For Level III inputs that are less observable, to the extent possible, procedures have been established to discuss the valuation methodology, including pricing techniques, with senior management of the trading and investing functions, compare the inputs to observable inputs for similar positions, review subsequent secondary market activities, and perform comparison of actual versus projected cash flows.

As a result of the deconsolidation of most of our funds in 2007, our only assets carried at fair value as of December 31, 2008 and 2007 are the deferred balances and the investment holdings of our real estate funds, which we continue to consolidate. The deferred balances and the investments held by the real estate funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the SFAS 157 hierarchy.

The following table sets forth the fair values of assets classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

Assets Recorded at Fair Value	December 31, 2008	Valuation Technique
	(dollars in thousands)
Deferred balances, at fair value	$558,530	Deferred balances are valued based on net asset value information provided by the underlying Och-Ziff funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments.

Investments, at fair value (assets of consolidated Och-Ziff funds)	208,508	Investments, which are primarily related to holdings of the real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models.

Total Level III assets, at fair value	767,038
Level III assets for which we do not bear economic exposure	(765,090)

Net Economic Exposure to Level III Assets	$1,948

Level III assets for which we do not bear economic exposure include (i) deferred balances, as changes in the fair value of such receivables are offset by changes in a corresponding liability to our founding owners; and (ii) substantially all of the investments of consolidated Och-Ziff funds, as substantially all of the changes in the fair values of these investments are absorbed by fund investors in these consolidated funds (i.e., partners’ and others’ interests in consolidated subsidiaries).

Impact of Fair Value Measurement on Our Results.    A 10% change in the fair value of the investments held by our funds would have the following effects on our results:

	Och-Ziff Funds (excluding real estate funds)	Och-Ziff Real Estate Funds
Management fees	Generally, a 10% change in the period subsequent to the change in fair value.	None, as management fees are currently based on committed capital.

Incentive income	Generally, an immediate 10% impact if the change in fair value continues at the end of the measurement period, at which time incentive income is recognized.	None, as incentive income is based on realized profits, subject to clawback.

Net earnings (losses) on deferred balances and investments in Och-Ziff funds	Generally insignificant, as substantially all of such earnings (losses) are related to amounts owed to our founding partners and employees under deferred compensation arrangements; therefore, an offsetting liability is generally accrued.	None, as such amounts are eliminated in consolidation.

	Och-Ziff Funds (excluding real estate funds)	Och-Ziff Real Estate Funds
Net gains (losses) of consolidated Och-Ziff funds	Insignificant, as substantially all of such funds were deconsolidated in 2007.	Immediate impact, as such funds continue to be consolidated. Impact is insignificant as substantially all of the impact is offset by a corresponding change in partners’ and others’ interest in income of consolidated subsidiaries.

As management fees are charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of December 31, 2008, would impact management fees calculated on January 1, 2009 by approximately $10.5 million.

Our results are not expected to be significantly impacted by changes in fair value that impact the net gains (losses) of consolidated Och-Ziff funds in the foreseeable future as a result of the deconsolidation of substantially all of our funds in 2007 and that substantially all of these impacts are absorbed by fund investors’ interests in these funds (i.e. partners’ and others’ interests in consolidated subsidiaries).

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity (“VIE”) under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of the relation of the holders of variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, such as redemptions by all unaffiliated investors in any fund and modifications to fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity and whether we are deemed to be the primary beneficiary who consolidates such entity.

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

Substantially all of our deferred tax asset relates to the goodwill and other intangible assets deductible for tax purposes by Och-Ziff Corp that arose in connection with the purchase of Och-Ziff Operating Group A Units from our founding owners with proceeds from the Offerings and from subsequent payments to our founding owners made under the tax receivable agreement. In accordance with relevant provisions of the Internal Revenue Code, we expect to take these goodwill and other intangible deductions over the 15-year period following the Offerings and the additional 20-year loss carryforward period available to us. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.

We generated taxable income in the amount of $73.5 million in 2008 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 13-year amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred tax asset. In this regard, Reorganization expenses, allocations to non-equity partners and profit sharing expenses are considered permanent book to tax differences and, therefore, do not impact taxable income. Accordingly, while we reported net losses on a U.S. GAAP basis in 2007 and 2008, and expect to continue to report a U.S. GAAP net loss through 2012, we generated income on a tax basis over these prior periods and, as of December 31, 2008, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income on a tax basis through 2012 and over the period for which estimates have been prepared in order to fully realize this deferred tax asset.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $22.1 billion as of January 1, 2009, we would need to generate a minimum compound annual growth rate in assets under management of approximately 1.2% over the period for which the taxable income estimate relates to fully realize the deferred tax asset, assuming no performance-related growth and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred tax asset and may need to record a valuation allowance. Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred tax asset related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our founding owners under the tax receivable agreement equal to 85% of such amount; therefore, net earnings would only be impacted by 15% of any valuation allowance recorded against the deferred tax asset.

Actual taxable income may be different than the estimate described above, which was prepared solely for the purpose of determining whether we currently expect to have sufficient future taxable income to realize the deferred tax asset. Furthermore, actual or estimated future taxable income may be materially impacted by significant changes in assets under management, whether as a result of fund investment performance or fund investor contributions or redemptions, significant changes to the assumptions underlying our estimates, future changes in income tax law, state income tax apportionment or other factors.

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred tax asset related to the goodwill and other intangible assets deductible for tax purposes as of December 31, 2008. We have, however, determined that we may not realize certain deferred tax credits related to our state income taxes. Accordingly, a valuation allowance in the amount of $2.2 million has been established for these credits.

Recently Adopted Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position No. 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 requires an entity to provide additional disclosures about transfers of financial assets and its involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008. See Note 6 to our consolidated and combined financial statements included elsewhere in this annual report for the additional disclosures required by FSP FAS 140-4 and FIN 46(R)-8.

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

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 is effective for reporting periods beginning after November 15, 2007. As described above, the adoption of SFAS 157 did not have a material impact on our financial position or results of operations upon adoption. See Note 4 to our consolidated and combined financial statements included elsewhere in this annual report for the expanded disclosures required upon the adoption of SFAS 157.

Future Adoption of New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires assets acquired, liabilities assumed, contractual contingencies and contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related estimates to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) is effective for business combinations completed in periods beginning on or after December 15, 2008. SFAS 141(R) will impact how we record the acquired assets and liabilities of any future business combinations; however, the adoption of SFAS 141(R) will not have an impact on our financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS 160. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the shareholders’ equity (deficit) section of the consolidated balance sheets. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interests to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interests and the gain or loss upon deconsolidation be measured at fair value; and (iv) losses to be allocated to noncontrolling interests regardless of whether cumulative losses have exceeded the noncontrolling interests in the subsidiary’s capital. SFAS 160 is effective for reporting periods beginning on or after December 15, 2008. The adoption of SFAS 160 will result in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries) into shareholders’ deficit at the date of adoption. In addition, we will no longer absorb losses when cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interests in the subsidiary’s capital.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment manager for the Och-Ziff funds and managed accounts and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income.

Fair value of the financial assets and liabilities of the Och-Ziff funds and managed accounts may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. The net effect of these fair value changes impacts the net gains (losses) of consolidated Och-Ziff funds in our consolidated and combined statements of operations; however, the majority of these fair value changes are absorbed by the investors of these funds. To the extent the Och-Ziff funds are not consolidated, the fair value changes in the assets and liabilities of the Och-Ziff funds affect our management fees. Our earnings on investments in Och-Ziff funds will impact our net income (loss) in a similar way.

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

Impact on Incentive Income

Our incentive income is generally based on a percentage of profits of the various Och-Ziff funds and managed accounts, which is impacted by global economies and market conditions and other factors. Major factors that will influence the degree of impact include fund performance in relation to how the investments held are impacted by changes in the market and fund performance during the period of any loss carry forward or high-water mark; consequently, incentive income cannot be readily predicted or estimated.

Market Risk

A 10% change in the fair value of the investments held by our funds as of December 31, 2008, would result in a change of approximately $2.7 billion in our assets under management and would impact management fees by approximately $10.5 million. To the extent such change was continuing as of the end of the fiscal year, it could significantly affect our incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, primarily the British Pound Sterling and the Euro, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of December 31, 2008, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of December 31, 2008, based on our funds’ debt investments and obligations as of December 31, 2008, we estimate that the net effect on interest income and interest expense would not result in a material impact to our earnings. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of December 31, 2008, our annual interest expense will increase or decrease by approximately $1.1 million.

Credit Risk

Credit risk is the risk that counterparties or debt issuers may fail to fulfill their obligations or that the collateral value may become inadequate to cover our exposure. We manage credit risk by monitoring the credit exposure to and the creditworthiness of counterparties, requiring additional collateral where appropriate.

Item 8.	Financial Statements and Supplementary Data

Our financial statements, the related notes thereto, and the report of independent auditors are included in this annual report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in and disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

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

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2008. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the company’s internal control over financial reporting. Ernst & Young has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which is set forth below.

Report of Independent Registered Public Accounting Firm on Effectiveness

of Internal Control over Financial Reporting

The Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC

We have audited Och-Ziff Capital Management Group LLC and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Och-Ziff Capital Management Group LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Och-Ziff Capital Management Group LLC and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Och-Ziff Capital Management Group LLC and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated and combined statements of operations, changes in shareholders’ deficit, and cash flows of Och-Ziff Capital Management Group LLC and Subsidiaries (prior to November 14, 2007, Och-Ziff Operating Group) for each of the three years in the period ended December 31, 2008, and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 11, 2009

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, which we refer to as the “Proxy Statement,” under the headings “Corporate Governance,” “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” and is incorporated herein by reference.

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

The information required by Item 13 will be included in the Proxy Statement under the headings “Corporate Governance—Corporate Governance Guidelines,” “Corporate Governance—Director Independence” and “Policy on Transactions and Arrangements with Related Persons” and “Related Party Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The financial statements included in this annual report are listed on page F-1.

2.	Financial Statement Schedules:

None.

3.	Exhibits included or incorporated by reference herein:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2009

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Och Daniel S. Och	Chief Executive Officer, Executive Managing Director, Chairman of the Board of Directors (Principal Executive Officer)	March 11, 2009

/s/ Joel M. Frank Joel M. Frank	Chief Financial Officer, Executive Managing Director, Director (Principal Financial and Principal Accounting Officer)	March 11, 2009

/s/ David Windreich David Windreich	Executive Managing Director and Director	March 11, 2009

/s/ Allan S. Bufferd Allan S. Bufferd	Director	March 11, 2009

/s/ William C. Cobb William C. Cobb	Director	March 11, 2009

/s/ Jerome P. Kenney Jerome P. Kenney	Director	March 11, 2009

/s/ Jeffrey R. Leeds Jeffrey R. Leeds	Director	March 11, 2009

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Formation of Och-Ziff Capital Management Group LLC, dated as of June 6, 2007, incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

3.2

Second Amended and Restated Limited Liability Company Agreement of Och-Ziff Capital Management Group LLC, dated as of November 13, 2007, incorporated herein by reference to

Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed March 26, 2008.

4.1	Specimen of Class A Specimen Share Certificate (included in Exhibit 3.2)

4.2	Class B Shareholders Agreement by and among Och-Ziff Capital Management Group LLCand the Class B Shareholders, dated as of November 13, 2007, incorporated herein by reference to Exhibit 4.2 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

4.3	Registration Rights Agreement by and among inter alia Och-Ziff Capital Management Group LLC, dated as of November 19, 2007, incorporated herein by reference to Exhibit 4.3 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

4.4	Registration Rights Agreement by and among Och-Ziff Capital Management Group LLC and DIC Sahir Limited, dated as of November 19, 2007, incorporated herein by reference to Exhibit 4.4 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.1+	Form of Managing Director Agreement, incorporated herein by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.2	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.2 to Amendment No. 4 to our Registration Statement on Form S-1, filed on October 17, 2007 (File No. 333-144256).

10.3*	First Amended and Restated Tax Receivable Agreement by and among inter alia Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corp., Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, and OZ Advisors II LP, dated as of January 12, 2009.

10.4	Exchange Agreement by and among the Och-Ziff Capital Management Group LLC, Och-Ziff Corp., Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners and Class B Shareholders, dated as of November 13, 2007, incorporated herein by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.5+	Och-Ziff Capital Management Group LLC Amended and Restated 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Registration Statement on Form S-8, filed on November 12, 2008 (File No. 333-155315).

10.6	Form of Deferred Fee Agreement and Deferred Income Allocation Plan, incorporated herein by reference to Exhibit 10.6 to Amendment No. 8 to our Registration Statement on Form S-1, filed November 8, 2007 (File No. 333-144256).

10.7	Amended and Restated Credit and Guaranty Agreement, incorporated herein by reference to Exhibit 10.7 to Amendment No. 7 to our Registration Statement on Form S-1, filed October 29, 2007 (File No. 333-144256).

10.8	Certificate of Incorporation of Och-Ziff Holding Corporation, dated as of July 12, 2007, incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

10.9	Bylaws of Och-Ziff Holding Corporation, dated as of July 17, 2007, incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

Exhibit No.	Description
10.10	Certificate of Formation of Och-Ziff Holding LLC, dated as of June 13, 2007, incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

10.11	Second Amended and Restated Operating Agreement of Och-Ziff Holding LLC, dated as of November 11, 2007, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.12	Second Amended and Restated Limited Partnership Agreement of OZ Advisors LP, dated as of April 10, 2008, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.13	Third Amended and Restated Limited Partnership Agreement of OZ Advisors II LP, dated as of April 10, 2008, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed on August 11, 2008.

10.14	Third Amended and Restated Limited Partnership Agreement of OZ Management LP, dated as of February 11, 2008, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-K for the period ended June 30, 2008, filed on August 11, 2008.

10.15+	Employment Agreement by and between Zoltan Varga and a subsidiary of the Registrant, dated as of November 5, 2007, incorporated herein by reference to Exhibit 10.15 to Amendment No. 8 to our Registration Statement on Form S-1, filed November 8, 2007 (File No. 333-144256).

10.16	Securities Purchase and Investment Agreement, by and among Och-Ziff Capital Management Group LLC, DIC Sahir Limited and Dubai International Capital LLC, dated as of October 29, 2007, incorporated herein by reference to Exhibit 10.16 to Amendment No. 7 to our Registration Statement on Form S-1, filed October 29, 2007 (File No. 333-144256).

10.17+	Form of Independent Director Award Agreement, incorporated herein by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.18*	Amended and Restated First Priority Aircraft Mortgage and Security Agreement, dated as of May 30, 2008, made by 57 Aviation Services, LLC in favor of Citicorp USA, Inc.

10.19*	Promissory Note, dated May 30, 2008, made by 57 Aviation Services, LLC in favor of Citicorp USA, Inc.

10.20*	Guaranty of Payment, dated May 30, 2008, by and among, OZ Management LP, OZ Advisors LP and OZ Advisors II LP and Citicorp USA, Inc.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Management contract, compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC

We have audited the accompanying consolidated balance sheets of Och-Ziff Capital Management Group LLC and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated and combined statements of operations, changes in shareholders’ deficit, and cash flows of Och-Ziff Capital Management Group LLC and Subsidiaries (prior to November 14, 2007, Och-Ziff Operating Group) for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Och-Ziff Capital Management Group LLC and Subsidiaries at December 31, 2008 and 2007, and the related consolidated and combined statements of operations and cash flows of Och-Ziff Capital Management Group LLC and Subsidiaries (prior to November 14, 2007, Och-Ziff Operating Group) for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Och-Ziff Capital Management Group LLC and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 11, 2009

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(dollars in thousands)
Assets
Cash and cash equivalents	$81,403	$614,159
Income and fees receivable	30,151	646,985
Due from affiliates	2,276	1,454
Deferred balances, at fair value	558,530	1,044,284
Deferred income tax asset	980,788	935,175
Other assets, net (includes investments in Och-Ziff Funds of $22,356 and $15,996, respectively)	140,198	108,652
Assets of consolidated Och-Ziff funds:
Investments, at fair value	208,508	158,857
Other assets of Och-Ziff funds	1,127	754

Total Assets	$2,002,981	$3,510,320

Liabilities and Shareholders’ Deficit
Liabilities
Due to affiliates	$1,388,183	$2,419,059
Debt obligations	764,889	766,983
Profit sharing payable	16,500	73,144
Other liabilities	52,572	130,865
Liabilities of consolidated Och-Ziff funds:
Redemptions payable	—	8

Total Liabilities	2,222,144	3,390,059

Commitments and Contingencies (Note 15)
Partners’ and Others’ Interests in Consolidated Subsidiaries	210,944	293,016
Shareholders’ Deficit
Class A Shares, no par value, 1,000,000,000 shares authorized, 76,279,134 and 74,138,572 shares issued and outstanding as of December 31, 2008 and 2007, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 279,989,571 shares issued and outstanding as of December 31, 2008 and 2007, respectively	—	—
Paid-in capital	1,137,161	775,744
Retained deficit	(1,567,305)	(948,499)
Accumulated other comprehensive income	37	—

Total Shareholders’ Deficit	(430,107)	(172,755)

Total Liabilities and Shareholders’ Deficit	$2,002,981	$3,510,320

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands, except per share amounts)
Revenues
Management fees	$576,265	$317,756	$13,739
Incentive income	12,201	632,690	15,851
Other revenues	4,109	11,637	3,801
Income of consolidated Och-Ziff funds	11,809	539,892	972,442

Total Revenues	604,384	1,501,975	1,005,833

Expenses
Compensation and benefits	261,830	238,331	168,961
Allocations to non-equity partner interests	(38,328)	574,326	277,711
Reorganization expenses	1,698,989	3,333,396	—
Profit sharing	(4,751)	106,644	97,977
Interest expense	33,948	24,240	1,183
General, administrative and other	102,222	83,241	48,515
Expenses of consolidated Och-Ziff funds	3,994	343,135	495,621

Total Expenses	2,057,904	4,703,313	1,089,968

Other Income (Loss)
Net earnings (losses) on deferred balances	(141,900)	60,956	—
Net earnings (losses) on investments in Och-Ziff funds and joint ventures	(11,437)	57,379	—
Net gains (losses) of consolidated Och-Ziff funds	(17,634)	2,352,290	3,290,175

Total Other Income (Loss)	(170,971)	2,470,625	3,290,175

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(1,624,491)	(730,713)	3,206,040
Income taxes	40,066	63,963	23,327

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	(1,664,557)	(794,676)	3,182,713
Partners’ and others’ interests in income of consolidated subsidiaries	1,153,961	(120,350)	(2,594,706)

Net Income (Loss)	$(510,596)	$(915,026)	$588,007

	Year Ended December 31, 2008	November 14, 2007 through December 31, 2007
Net Loss (in thousands)	$(510,596)	$(826,559)

Net Loss Per Class A Share
Basic and Diluted	$(6.86)	$(11.15)

Average Class A Shares Outstanding
Basic and Diluted	74,398,336	74,138,572

Dividends Paid per Class A Share	$1.415

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Och-Ziff Operating Group	Och-Ziff Capital Management Group LLC
						Accumulated Other Comprehensive Income
	Partners’ Equity (Deficit)	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Deficit
		(dollars in thousands, except share amounts)
As of December 31, 2005	$738,695	—	—	$—	$—	$—	$—
Capital distributions	(79,038)	—	—	—	—	—	—
Net income	588,007	—	—	—	—	—	—

As of December 31, 2006	1,247,664	—	—	—	—	—	—
Capital contributions	47	—	—	—	—	—	—
Capital distributions	(1,792,820)	—	—	—	—	—	—
Net loss	(88,467)	—	—	—	—	—	—

Immediately Prior to Reorganization and Offerings	(633,576)	—	—	—	—	—	—
Effects of Reorganization and Offerings (See Note 3):
Issuance of Class A shares	—	74,138,572	—	2,341,654	—	—	2,341,654
Issuance of Class B shares	—	—	279,989,571	1	—	—	1
Dilution from the Offerings and allocation of partners’ deficit at Reorganization to retained deficit	121,931	—	—	(1,609,444)	(121,940)	—	(1,731,384)
Allocation of partners’ deficit at Reorganization to partners’ and others’ interests in consolidated subsidiaries	511,645	—	—	—	—	—	—
Share-based compensation	—	—	—	2,581	—	—	2,581
Impact of amortization of Reorganization charges to paid-in capital	—	—	—	40,952	—	—	40,952
Net loss	—	—	—	—	(826,559)	—	(826,559)

As of December 31, 2007	—	74,138,572	279,989,571	775,744	(948,499)	—	(172,755)
Cash dividends declared on Class A Shares	—	—	—	—	(104,907)	—	(104,907)
Dividend equivalents on restricted share units	—	—	—	3,303	(3,303)	—	—
Share-based compensation	—	2,140,562	—	17,216	—	—	17,216
Adjustment to impact of issuance of Class A Shares (See Note 3)	—	—	—	12,045	—	—	12,045
Impact of amortization of Reorganization charges to paid-in capital	—	—	—	328,853	—	—	328,853
Comprehensive income:
Net loss	—	—	—	—	(510,596)	—	(510,596)
Foreign currency translation adjustment	—	—	—	—	—	37	37

Total comprehensive income							(510,559)

As of December 31, 2008	$—	76,279,134	279,989,571	$1,137,161	$(1,567,305)	$37	$(430,107)

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(510,596)	$(915,026)	$588,007
Adjustments to reconcile net income (loss) to net cash from operating activities:
Reorganization expenses	1,698,989	3,333,396	—
Amortization of share-based compensation	102,025	13,410	—
Amortization of deferred compensation	10,480	106,906	17,978
Depreciation and amortization	6,642	4,218	3,262
Goodwill impairment	—	2,856	—
Deferred income taxes	22,601	(7,881)	14,100
Partners’ and others’ interests in income of consolidated subsidiaries	(1,153,961)	120,350	2,594,706
Operating cash flows due to changes in:
Income and fees receivable	616,834	(616,662)	(6,170)
Due from affiliates	(822)	36,355	(11,472)
Deferred balances, at fair value	485,754	475,921	—
Other assets, net	(18,423)	99,550	(5,120)
Assets of consolidated Och-Ziff funds	(50,024)	(5,309,686)	(11,782,655)
Due to affiliates	(342,008)	(17,126)	221,167
Profit sharing payable	(56,644)	(56,722)	53,710
Other liabilities	(77,003)	57,899	6,000
Liabilities of consolidated Och-Ziff funds	—	542,508	4,103,893

Net Cash Provided by (Used in) Operating Activities	733,844	(2,129,734)	(4,202,594)

Cash Flows from Investing Activities
Loan to joint venture partners	(11,870)	—	—
Repayment of loan to joint venture partners	11,870	—	—
Investments in joint ventures	(12,902)	—	—
Return of investments in joint ventures	6,346	—	—
Acquisition of additional interest in real estate business	—	(28,359)	—
Purchases of fixed assets	(11,753)	(5,751)	(13,513)

Net Cash Used in Investing Activities	(18,309)	(34,110)	(13,513)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Cash Flows from Financing Activities
Net proceeds from issuance of Class A Shares in initial public offering	—	1,088,640	—
Net proceeds from issuance of Class A Shares to DIC Sahir	—	1,129,744	—
Costs directly associated with issuance of Class A Shares	—	(17,387)	—
Withholding taxes paid on vested restricted Class A Share Units	(3,546)	—	—
Purchase of Och-Ziff Operating Group A Units	—	(2,218,384)	—
Proceeds from term loan	—	750,000	—
Repayments of debt obligations	(2,094)	(879)	(878)
Och-Ziff Operating Group capital contributions made prior to Reorganization	—	47	—
Och-Ziff Operating Group capital distributions declared prior to Reorganization	(660,792)	(484,781)	(79,038)
Dividends on Class A Shares	(104,907)	—	—
Partners’ and others’ interests in consolidated subsidiaries contributions	127,952	3,581,845	6,982,580
Partners’ and others’ interests in consolidated subsidiaries distributions	(604,904)	(1,074,432)	(2,732,517)

Net Cash Provided by (Used in) Financing Activities	(1,248,291)	2,754,413	4,170,147

Net Increase (Decrease) in Cash and Cash Equivalents	(532,756)	590,569	(45,960)
Cash and cash equivalents, beginning of period	614,159	23,590	69,550

Cash and Cash Equivalents, End of Period	$81,403	$614,159	$23,590

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$44,751	$79,932	$185,307

Income taxes	$87,967	$10,103	$11,701

See Note 2 for non-cash items related to the in-kind distribution of investments in Och-Ziff funds.

See Note 5 for non-cash items related to the deconsolidation of Och-Ziff funds.

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.	BUSINESS OVERVIEW

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

The Company’s other operations are currently comprised of its real estate business, which provides advisory services to the Company’s real estate funds. Also included in other operations are investments in new businesses established to expand the Company’s private investment platforms. The businesses and investments included in the Company’s other operations do not meet the thresholds of a reportable business segment under U.S. generally accepted accounting principles (“U.S. GAAP”).

In November 2007, the Company completed its initial public offering (“IPO”) of 36 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC (collectively, the “Offerings”). The Company used the net proceeds from the Offerings to acquire a 19.2% interest in OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Och-Ziff Operating Group”) from the partners and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the Offerings. The Company conducts substantially all of its operations through the Och-Ziff Operating Group. As of December 31, 2008, the partners’ and the Ziffs’ direct interests in the Och-Ziff Operating Group had decreased to approximately 80.3% as a result of the vesting of restricted share units (“RSUs”) further described in Note 8.

Prior to the Offerings, the Company completed a reorganization of entities under the common control of Daniel Och (the “Reorganization”), whereby the general partner interests in each of the Och-Ziff Operating Group entities and the real estate management business were transferred to the Company. As the Registrant, the Och-Ziff Operating Group and the real estate management business were under the common control of Daniel Och at the time of the Reorganization, the transfer of control of the Och-Ziff Operating Group and the real estate management business to the Registrant was accounted for as a transaction among entities under common control. As a result, the assets, liabilities and statements of operations and cash flows of the Registrant, the Och-Ziff Operating Group and the real estate management business were combined and carried forward at their existing carrying values. For additional information regarding the Offerings and Reorganization, see Note 3.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

The term “partners” refers to the Company’s founder, Daniel Och, and the other limited partners of the Och-Ziff Operating Group entities. The Company transacts its business primarily in the United States and substantially all of its revenues are generated domestically. The liability of the Company’s shareholders is limited to the extent of their capital contributions.

2.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The consolidated and combined financial statements are prepared in accordance with U.S. GAAP. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to the current period presentation.

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

Substantially all of the Och-Ziff funds were consolidated through December 31, 2006 as a result of the Company holding a controlling financial interest in such funds. As of January 1, 2007, the Company no longer consolidated most of the domestic Och-Ziff funds due to substantive rights afforded to the unaffiliated limited partners of these funds. In addition, as of June 30, 2007, the Company no longer consolidated any of the offshore Och-Ziff funds due to similar changes made to the rights afforded to the unaffiliated shareholders of these funds. Accordingly, activity through such dates related to these consolidated Och-Ziff funds is included in the Company’s consolidated and combined statements of operations and statements of cash flows. The Company continues to consolidate its real estate funds and certain other hedge funds in which the Company continues to hold a controlling financial interest. For additional information regarding the deconsolidation of the Och-Ziff funds, see Note 5.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements of the Company. The most critical of these estimates are related to fair value measurements of the assets and liabilities of the Company and the Och-Ziff funds, the accounting treatment for variable interest entities and the ability to realize the Company’s deferred tax assets. While management believes that the estimates utilized in preparing the consolidated and combined financial statements are reasonable and prudent, actual results could differ materially from those estimates.

Consolidation Policies

The consolidated and combined financial statements include the accounts of the Registrant and entities in which it, directly or indirectly, is determined to have a controlling financial interest under the following set of guidelines:

•

Variable Interest Entities (“VIEs”)—In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), the Company must determine whether, if by design, an entity has equity investors who lack the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

characteristics of a controlling financial interest or does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary, which is defined as the party that, along with its affiliates and de facto agents, absorbs a majority of the VIEs expected losses or receives a majority of the expected residual returns as a result of holding variable interests.

•

Voting Interest Entities—For entities determined not to be VIEs, the Company must determine whether it holds a controlling financial interest as determined under Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), as amended by FASB Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries (“SFAS 94”). In accordance with ARB 51 and SFAS 94, the Company consolidates those entities in which it has an investment of greater than 50% and has control over significant operating, financial and investing decisions of the entity.

Additionally, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners As a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, the Company consolidates entities in which the Company is a substantive, controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities.

Revenue Recognition Policies

The Company has two principal sources of revenue: management fees and incentive income. These revenues are derived from the Company’s agreements with the Och-Ziff funds and managed accounts. The agreements are automatically renewed on an annual basis unless the agreements are terminated by the general partner or directors of the Och-Ziff funds or by the managed account holder. Certain investments held by employees, partners and other affiliates of the Company in the Och-Ziff funds are not subject to management fees or incentive income charges. See Note 14 for additional information regarding waived fees.

•

Management Fees—Management fees, which are typically 1.5% to 2.5% of assets under management, are recognized over the period during which the related services are performed and the amounts have been contractually earned.

•

Incentive Income—Incentive income is based on the performance of the Och-Ziff funds and managed accounts. Incentive income is typically equal to 20% of the net realized and unrealized profits earned for the full year that is attributable to each investor, but excludes unrealized profits on private investments. Incentive income on private investments is earned in the year of the sale or realization of the private investment. Substantially all of the Company’s incentive income is recorded at the end of the fourth quarter of each year, when all contingencies have been resolved. The only incentive income recognized during interim periods relates to fund investor redemptions during the period.

For most of the Och-Ziff funds, there is a one-year high-water mark. This means that if a fund were to lose money for all of its investors in the current year, the loss would have to be recouped before incentive income can be earned in the next year. If the high-water mark is not recouped the next year, in the following year it is reset to zero, thus allowing the Company to earn incentive income on income generated in that year, except for the OZ Global Special Investments Master Fund, which has a perpetual high-water mark precluding receipt of any incentive income until the fund has recovered the loss. Incentive income from the Och-Ziff funds, excluding the Och-Ziff real estate funds, and the managed accounts is not subject to any other performance criteria and, once earned, is not subject to repayment.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Incentive income from the Och-Ziff real estate funds is based on profits realized from investments in those funds. If upon the disposition of an investment, the aggregate incentive income paid to the Company exceeds the amount due based on the aggregate performance of the fund, the excess is required to be paid back to the fund (“clawback”). Incentive income collected from the Och-Ziff real estate funds is recorded as unearned revenue within other liabilities until the time all clawback contingencies have been resolved.

Other Revenues

Other revenues consist primarily of interest income earned on the Company’s cash and cash equivalents and revenue related to non-business use of the corporate aircraft by Mr. Och. Interest income is recognized on an accrual basis when earned. Revenues earned from non-business use of the corporate aircraft are recognized on an accrual basis based on actual flight hours. See Note 14 for additional information regarding non-business use of the corporate aircraft.

Compensation and Benefits

The Company recognizes compensation and benefits expenses over the related service period. Compensation expense that is determined based on incentive income is not recognized before the incentive income is recognized at year-end as described above. A portion of discretionary incentive awards to certain employees is deferred and recognized over the requisite service period (typically two years).

Share-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) requires that compensation expense related to share-based payments be based on the grant-date fair value and recognized over the requisite service period. An estimated forfeiture assumption is established on the grant date based on current and historical information and is reviewed periodically for any necessary adjustments. A change in the forfeiture assumption is recognized in the period in which such change occurs. Expenses associated with the Company’s share-based compensation plans are recorded within compensation and benefits in the consolidated and combined statements of operations. See Note 8 for additional information on the Company’s share-based compensation plan.

Allocation to Non-Equity Partner Interests

Prior to the Reorganization, interests in the Company held by the partners, excluding Daniel Och, were not considered equity interests for U.S. GAAP purposes. Allocations to such partners’ interests were treated as expenses and recorded within allocations to non-equity partner interests in the consolidated and combined statements of operations. Unpaid allocations to non-equity partners are recorded within due to affiliates in the consolidated balance sheets.

As further described in Note 3, the interests held by non-equity partners prior to the Reorganization were reclassified as equity interests in the Och-Ziff Operating Group at the time of the Reorganization. Accordingly, allocation to non-equity partner interests subsequent to the Reorganization relate solely to earnings on incentive income allocations deferred prior to the Reorganization (See “—Deferred Balances” below).

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Ziffs’ Profit Sharing Agreement

Prior to the Reorganization, Ziff Brothers Investments, L.L.C. and certain of its affiliates (the “Ziffs”) were entitled to 12.5% of management fees and incentive income earned by the Company, net of certain expenses, in exchange for having provided the initial funding for the Och-Ziff funds. Amounts payable under the agreement were accrued when the underlying management fees and incentive income were earned by the Company. As described further in Note 3, the Ziffs’ profit sharing interest was reclassified as equity interests in the Och-Ziff Operating Group at the time of the Reorganization. Accordingly, profit sharing expenses subsequent to the Reorganization relate solely to earnings on profit sharing allocations deferred prior to the Reorganization (See “—Deferred Balances” below).

Income Taxes

Deferred income tax assets and liabilities resulting from temporary differences between the U.S. GAAP and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

The realization of deferred income tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. A valuation allowance is established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Significant judgment is required in determining whether a valuation allowance should be established, as well as the amount of such allowance.

Future events such as changes in tax legislation could have an impact on the provision for income taxes and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated and combined financial statements in the year these changes occur.

The Company records interest and penalties related to income taxes within income taxes in the consolidated and combined statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents are recorded at amortized cost plus accrued interest. As of December 31, 2008, substantially all of the Company’s cash and cash equivalents, which consist primarily of money market investments, were held with one major financial institution and exposes the Company to a certain degree of credit risk. The Company records cash and cash equivalents of the Och-Ziff funds held at prime brokers within other assets of Och-Ziff funds in the consolidated balance sheets.

Deferred Balances

Historically, the Company deferred collection of a certain portion of incentive income receivable from the offshore Och-Ziff funds. Such deferrals were made in conjunction with deferrals of payment of incentive income allocations by the partners and the Ziffs. As a result of a change in method of accounting for U.S. income tax purposes made in 2007, the Company no longer defers the collection of incentive income. The remaining deferred balances will be paid by the funds to the Company over the next two years. These amounts will, in turn, be distributed to the partners and the Ziffs over the same period. Prior to the change in method of accounting, certain partners were required to defer a portion of their incentive income allocations for a period of two years. Allocations to

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

non-equity partners for these deferred amounts were subject to forfeiture and recognized as expense over the two-year requisite service period. In connection with the change in method of accounting, any remaining service requirements were shortened and deemed fully vested as of January 1, 2008.

During the deferral period, the Company elected to have these deferred amounts indexed to the performance of either an Och-Ziff fund or another approved asset as determined by the Company. Earnings on deferred balances will be offset as follows:

Earnings Credited To	Offsetting Expense Recorded Within
Daniel Och	Partners’ and others’ interest in income of consolidated subsidiaries

Non-equity partners (prior to Reorganization)	Allocations to non-equity partner interests

Ziffs	Profit sharing

Upon the adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), the Company elected to record the deferred balances, which are considered hybrid financial instruments, at fair value with changes in fair value recorded within earnings on deferred balances in the consolidated and combined statements of operations. Prior to the deconsolidation of the offshore Och-Ziff funds further described in Note 5, deferred balances and earnings on these balances were eliminated in consolidation.

Fixed Assets

Fixed assets consist primarily of a corporate aircraft, leasehold improvements, computer hardware and software, furniture, fixtures and office equipment. Fixed assets are recorded at cost less accumulated depreciation and amortization within other assets, net in the consolidated balance sheets. The Company capitalizes eligible costs associated with the acquisition or development of internal-use software. Once the software is ready for its intended use, these capitalized costs are amortized and reviewed periodically for impairment. Depreciation and amortization of fixed assets are calculated using the straight-line method over depreciable lives of: fifteen years for the corporate aircraft, the shorter of the related lease term or expected useful life for leasehold improvements and three to seven years for all other fixed assets.

Investments in Och-Ziff Funds

The Company’s investments in the Och-Ziff funds are accounted for using the equity method of accounting, as the Company has the ability to exercise significant influence on these funds. The Company’s earnings from these investments are recorded within earnings on investments in Och-Ziff funds in the consolidated and combined statements of operations. The carrying value of these investments approximates fair value, as the net assets of the underlying funds are recorded at their estimated fair value and is recorded within other assets, net. Prior to the deconsolidation of the Och-Ziff funds, these investments were eliminated in consolidation. On December 1, 2007, the Company made an in-kind distribution of investments in the Och-Ziff funds in the amount of $221.9 million to Daniel Och and $69.2 million to the other partners.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Foreign Currency

The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the closing rates of exchange on the balance sheet date. These transaction gains and losses are recorded as other expenses within general, administrative and other in the consolidated and combined statements of operations. Transaction gains or losses arising from changes in exchange rates related to investments held by the consolidated funds are recorded within net gains (losses) of consolidated Och-Ziff funds in the consolidated and combined statements of operations.

The Company has an investment in a joint venture whose functional currency is the Pound Sterling. This investment is translated into U.S. dollars at the closing rates of exchange on the balance sheet date. The translation-related gains and losses are recorded as an adjustment to accumulated other comprehensive income in the Company’s consolidated balance sheets.

Policies of Consolidated Och-Ziff Funds

Certain Och-Ziff funds in which the Company has only minor economic interests are included in the Company’s consolidated and combined financial statements. The majority ownership interests in these funds, which are not held by the Company, are reflected within partners’ and others’ interests in consolidated subsidiaries in the consolidated balance sheets. The management fees and incentive income from the consolidated Och-Ziff funds are eliminated in consolidation; however, the Company’s share of the net income from these funds is increased by the amount of these eliminated fees and incentive income. Accordingly, the consolidation of these Och-Ziff funds has no net effect on the Company’s net income (loss) or shareholders’ deficit.

Each of the Och-Ziff funds is, for U.S. GAAP purposes, an investment company under the AICPA Audit and Accounting Guide—Investment Companies (the “AICPA Guide”). The Company has retained the specialized accounting of these funds in accordance with EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

The Och-Ziff funds are generally structured through master-feeder arrangements, whereby the feeder funds make their investments primarily in master funds. In instances where consolidated Och-Ziff feeder funds own all of the outstanding equity shares of an affiliated master fund, the Company consolidates such master fund. Pursuant to the AICPA Guide, the consolidated Och-Ziff funds’ investments are reflected in the consolidated and combined financial statements at their estimated fair values with changes in unrealized gains and losses included within net gains (losses) of consolidated Och-Ziff funds.

Income of Consolidated Och-Ziff Funds

Income of consolidated Och-Ziff funds consists primarily of interest income and dividend income. Interest income is recorded on an accrual basis using the effective interest method. The consolidated Och-Ziff funds may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of December 31, 2008 and 2007, and the impact of such investments for the years ended December 31, 2008, 2007 and 2006, were not significant. Dividend income is recorded on the ex-dividend date.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

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

Investments

Investments, at fair value include the consolidated Och-Ziff funds’ investments in securities, investment companies and other investments. Securities transactions are recorded on a trade-date basis. Realized gains and losses on sales of investments of the Och-Ziff funds are determined on a specific identification basis and are included within net gains (losses) of consolidated Och-Ziff funds in the consolidated and combined statements of operations.

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

Investments in other investment companies are recorded at fair value based upon information provided by the management of the underlying investment companies.

The consolidated and combined financial statements include investments, such as investments in equity and debt of private and closely held companies, whose estimated fair values, in the absence of readily ascertainable market values, are determined by methods and procedures including but not limited to: (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from issuers; and/or (iii) consulting other analytical data and indicators of value. In addition, for certain securities, subsequent investments and related transactions in the security may be used to estimate their fair values.

In addition, various real estate equity interests, which may be in the form of general and limited partnerships, real estate investment trusts and limited liability companies are also included within investments, at fair value. For the Company’s real estate equity interests, fair value is based upon discounting the expected cash flows from the investments or a multiple of earnings. In addition, the Company considers recent sales as well as offers on investments that it deems likely to close in the near future. In reaching its final determination of fair value, the Company considers many factors including, but not limited to, the operating cash flows and financial performance of the properties relative to budgets or projections, property types and geographic locations, expected exit timing and strategy and any specific rights or terms associated with the investment.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

As a result of the deconsolidation of most of the Och-Ziff funds in 2007, the Company had no securities purchased under agreements to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”) as of December 31, 2008 and 2007.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Prior to the deconsolidation of most of the Och-Ziff funds in 2007, the Company, through the consolidated Och-Ziff funds, entered into reverse repurchase agreements and repurchase agreements representing short-term collateralized financing transactions. The Company received securities to collateralize amounts furnished under reverse repurchase agreements on terms that permitted the Company to re-pledge or resell the securities to others. Interest earned on these transactions is recorded as interest income within income of consolidated Och-Ziff funds in the consolidated and combined statements of operations.

The Company provided securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms which permitted the counterparties to re-pledge or resell the securities to others. Interest expense incurred on these transactions is recorded as interest expense within expenses of consolidated Och-Ziff funds in the consolidated and combined statements of operations.

Securities Lending

As a result of the deconsolidation of most of the Och-Ziff funds in 2007, the Company had no securities lending transactions as of December 31, 2008 and 2007.

Prior to the deconsolidation of most of the Och-Ziff funds in 2007, the Company, through the consolidated Och-Ziff funds, loaned certain of its securities to its clearing brokers. The Company generally received cash collateral equal to or greater than the market value of the securities owned. The securities were valued on a daily basis and additional collateral was received as needed. Securities loaned were treated as financing transactions and remained recorded within investments, at fair value in the consolidated balance sheets. The amount of cash collateral received was recorded as a liability of the consolidated Och-Ziff funds in the consolidated balance sheets. Income and expenses associated with securities lending transactions are recorded as interest income and interest expense, respectively, within income of consolidated Och-Ziff funds and expenses of consolidated Och-Ziff funds, respectively, in the consolidated and combined statements of operations.

Derivatives

As a result of the deconsolidation of most of the Och-Ziff funds in 2007, the Company had no derivatives as of December 31, 2008 and 2007.

Prior to the deconsolidation of most of the Och-Ziff funds in 2007, the Company, through the consolidated Och-Ziff funds, used derivative contracts primarily to structure investments to attain certain objectives, as well as to limit certain types of risk. Derivative contracts included futures, forward foreign currency contracts, OTC options, exchange traded options, warrants, rights, contracts for differences and total return, asset, credit default and interest rate swaps. All derivatives were recorded at fair value.

Swaps, other than credit default swaps, represent agreements between two parties to make payments based upon the performance of certain underlying assets. The consolidated Och-Ziff funds were obligated to pay, or entitled to receive, the net difference in the value at the onset of the swap compared to the value at the termination or reset date of the swap. The ultimate gain or loss was dependent upon the prices of the underlying financial instruments at the settlement date.

Credit default swaps entitled the consolidated Och-Ziff funds to receive periodic payments as the provider of credit protection or obligated the Company to make periodic payments as the receiver of credit protection based upon a specific credit event occurring.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Futures contracts represent firm commitments to buy or sell an agreed quantity of an underlying asset at a specified value and date. Initial margin was paid upon entering into the contract and variation margin was paid or received by the consolidated Och-Ziff funds each day, depending on the daily fluctuations in the fair value of the contract. The change in fair value was recorded as an unrealized gain or loss in the consolidated and combined statements of operations. The ultimate gain or loss was equal to the difference between the value of the contract at the onset and the value of the contract at settlement date.

Forward foreign currency contracts represent agreements with counterparties to exchange currencies at agreed-upon rates based upon predetermined notional amounts. The consolidated Och-Ziff funds used forward foreign currency contracts to reduce exposures to fluctuations in foreign exchange rates. The ultimate gain or loss was equal to the difference between the value of the contract at the onset and the value of the contract at settlement date, or the date on which the consolidated Och-Ziff funds entered into an offsetting contract.

The consolidated Och-Ziff funds purchased and wrote put and call options through listed exchanges and in the OTC market. Purchased options provided the consolidated Och-Ziff funds with the opportunity to purchase (call option) or to sell (put option) an underlying asset at an agreed-upon value either on or before the expiration of the option. Options written by the consolidated Och-Ziff funds provided the purchaser of the option the opportunity to purchase from or sell to the consolidated Och-Ziff funds an underlying asset at an agreed-upon value either on or before the expiration of the option.

The consolidated Och-Ziff funds determined the fair values of derivative contracts by using quoted market prices when available, otherwise, they were based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments. Generally, option pricing methodology is dependent on the geographic market in which the individual option trades and whether the option is exchange-traded or OTC. The pricing methodologies used included: (i) obtaining the midpoint between the last “bid” and “asked” prices; (ii) determining the last reported sales prices; or (iii) obtaining a broker quote on the date of determination.

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position No. 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 requires an entity to provide additional disclosures about transfers of financial assets and its involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008. See Note 6 for the additional disclosures required by FSP FAS 140-4 and FIN 46(R)-8.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 is effective for reporting periods beginning after November 15, 2007. The adoption of

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

SFAS 157 did not have a material impact on the Company’s financial position or results of operations upon adoption. See Note 4 for the expanded disclosures required upon the adoption of SFAS 157.

Future Adoption of Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires assets acquired, liabilities assumed, contractual contingencies and contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related estimates to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) is effective for business combinations completed in periods beginning on or after December 15, 2008. SFAS 141(R) will impact how the Company records the acquired assets and liabilities of any future business combinations; however, the adoption of SFAS 141(R) will not have an impact on the Company’s financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the shareholders’ equity (deficit) section of the consolidated balance sheets. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interests to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interests and the gain or loss upon deconsolidation to be measured at fair value; and (iv) losses to be allocated to the noncontrolling interests regardless of whether cumulative losses have exceeded the noncontrolling interests in the subsidiary’s capital. SFAS 160 is effective for reporting periods beginning on or after December 15, 2008. The adoption of SFAS 160 will result in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries) into shareholders’ deficit at the date of adoption. In addition, as a result of the adoption of SFAS 160, the Company will no longer absorb losses when cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interests in the subsidiary’s capital.

3.     REORGANIZATION AND OFFERINGS

As part of the Reorganization, the capital structure of each of the Och-Ziff Operating Group entities was converted from a capital account structure, with Daniel Och holding the sole U.S. GAAP equity capital account of each Och-Ziff Operating Group entity, to a unitized structure consisting of Class A Common Units and Class B Common Units. The term “Och-Ziff Operating Group A Unit” is used to refer collectively to a Class A Common Unit of each Och-Ziff Operating Group entity. Similarly, the term “Och-Ziff Operating Group B Unit” is used to refer collectively to a Class B Common Unit of each Och-Ziff Operating Group entity. As part of the Reorganization, Daniel Och’s equity interests, the other partners’ non-equity interests and the Ziffs’ profit sharing interests were reclassified as Och-Ziff Operating Group A Units.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

At the time of the Reorganization, the Company issued the partners a number of Class B Shares equal to the number of Och-Ziff Operating Group A Units held by each partner. These shares entitle the partners to one vote per share on matters submitted to shareholders for approval; however, these shares do not participate in the earnings of the Company, as the partners participate in the economics of the Och-Ziff Operating Group through their direct ownership of Och-Ziff Operating Group A Units. The partners granted to the Class B shareholder committee, currently consisting solely of Mr. Och, an irrevocable proxy to vote their Class B Shares in concert. The Ziffs do not hold any Class B Shares. Upon the exchange of an Och-Ziff Operating Group A Unit for a Class A Share of the Registrant by a partner, the corresponding Class B Share is canceled and an Och-Ziff Operating Group B Unit is issued to the Company.

The reclassification of Mr. Och’s equity interests as Och-Ziff Operating Group A Units was accounted for as a recapitalization of the business similar to a reverse stock split followed by an issuance of Och-Ziff Operating Group A Units, which was accounted for as a share-based payment under SFAS No. 123(R). Additionally, the reclassification of the non-equity partners’ and Ziffs’ interests into Och-Ziff Operating Group A Units was accounted for as a share-based payment under SFAS No. 123(R). In accordance with SFAS No. 123(R), the following charges associated with the Och-Ziff Operating Group A Units are recorded within Reorganization expenses:

•

Och-Ziff Operating Group A Units Purchased from the Partners and the Ziffs with Proceeds from the Offerings—The units purchased with proceeds from the Offerings were not subject to any service or performance requirements; therefore, the fair value of these units were recognized as a one-time charge based on the net cash proceeds from the Offerings received by the partners and the Ziffs similar to a share-based payment settled in cash under SFAS No. 123(R).

•

Och-Ziff Operating Group A Units Held by Partners after the Offerings—The charge for units held by the partners after the Offerings is based on the fair value of such units, calculated using the IPO price of the Company’s Class A Shares less a 5% discount for transfer restrictions that remain in place after vesting, or $30.40 per Och-Ziff Operating Group A Unit. The fair value of these units is being amortized on a straight-line basis over the requisite five-year service period following the Offerings. Any units forfeited are redistributed among the remaining partners and accounted for as a new grant at such time. Any redistributed units will vest over the remaining five-year period beginning on the date of the Offerings. Amortization of these redistributed units is also included within Reorganization expenses.

•

Och-Ziff Operating Group A Units Held by Ziffs after the Offerings—As these units are not subject to any substantive service or performance requirements, the charge for the issuance of Och-Ziff Operating Group A Units to the Ziffs was recognized as a one-time charge at the time of the Reorganization. The charge related to the units held by the Ziffs after the Offerings is based on the fair value of such units, calculated using the IPO price of the Company’s Class A Shares less a 5% discount for transfer restrictions that remain in place after the date of the Offerings, or $30.40 per Och-Ziff Operating Group A Unit.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

The table below presents the activity related to unvested Och-Ziff Operating Group A Units for the year ended December 31, 2008. The 31,109,953 Och-Ziff Operating Group A Units granted to the Ziffs are not included in the table below, as these units are not subject to any substantive service or performance requirements and were deemed to be immediately vested at the time of the Reorganization under SFAS 123(R).

	Unvested Och-Ziff Operating Group A Units	Weighted-Average Grant-Date Fair Value
Beginning of Year	279,989,571	$30.40
Forfeited	(3,549,522)	$30.40
Granted (redistribution of forfeited units to remaining partners)	3,549,522	$4.93
Vested	(55,997,914)	$30.40

End of Year	223,991,657	$30.00

As of December 31, 2008, the total unrecognized Reorganization expenses amounted to $6.5 billion with a weighted-average amortization period of 3.9 years.

At the time of the Offerings, the Company recorded an increase to paid-in capital in the amount of $937.7 million related to deferred tax assets arising from the sale of the partners’ equity interests in the Och-Ziff Operating Group to the public and DIC Sahir. This deferred tax asset is derived from goodwill recognized for tax purposes that is expected to be subsequently amortized and result in future taxable deductions and cash savings to the Company. In addition, the Company entered into a tax receivable agreement to pay 85% of these tax savings to the partners; therefore, a liability in the amount of $797.1 million was established at the time of the Offerings. In 2008, the Company finalized valuations needed to estimate the future taxable deductions created in connection with the sale of the partners’ equity interests in the Och-Ziff Operating Group to the public and DIC Sahir, which resulted in an increase to the deferred tax assets of $80.3 million and an increase to the liability for amounts payable under the tax receivable agreement of $68.3 million, for a net increase to paid-in capital of $12.0 million.

4.     FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value are classified into one of the following categories:

•	Level I—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities included in this category include listed securities.

•

Level II—Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain OTC derivatives.

•

Level III—Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

and liabilities in this category requires significant management judgment or estimation. Assets and liabilities that are included in this category generally include general and limited partnership interests in corporate private equity and real estate.

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

As of December 31, 2008, the Company did not have any liabilities carried at fair value. The following table summarizes the Company’s assets carried at fair value within the SFAS 157 fair value hierarchy levels as of December 31, 2008:

	Level I	Level II	Level III	Total
	(dollars in thousands)
Deferred balances, at fair value	$—	$—	$558,530	$558,530
Investments, at fair value	$—	$—	$208,508	$208,508

Deferred balances are valued based on net asset value information provided by the Och-Ziff funds. The investments within these funds are carried at fair value and are categorized as Level I, II, and III financial instruments. Investments, which are primarily related to holdings of the Och-Ziff real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models.

The following table summarizes the changes in the Company’s Level III assets for the year ended December 31, 2008:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2007	$1,044,284	$158,857	$1,203,141
Net losses on deferred balances	(141,900)	—	(141,900)
Net losses of consolidated Och-Ziff funds	—	(17,634)	(17,634)
Collection of deferred balances	(343,854)	—	(343,854)
Investment purchases, net	—	67,285	67,285

As of December 31, 2008	$558,530	$208,508	$767,038

Amounts related to assets that continue to be held as of December 31, 2008:
Net losses on deferred balances	$(141,900)	$—	$(141,900)
Net losses of consolidated Och-Ziff funds	—	(18,894)	(18,894)

Total	$(141,900)	$(18,894)	$(160,794)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

5.     CONSOLIDATED OCH-ZIFF FUNDS

Income, Expenses and Net Gains (Losses) of Consolidated Och-Ziff Funds

As a result of the deconsolidation of the offshore Och-Ziff funds on June 30, 2007, and the deconsolidation of the domestic Och-Ziff funds on January 1, 2007, the amounts presented for income, expenses and net gains (losses) of consolidated Och-Ziff funds for the year ended December 31, 2008, have decreased significantly compared to the years ended December 31, 2007 and 2006.

The following table presents the components of income, expenses and net gains (losses) of consolidated Och-Ziff funds as reported in the consolidated and combined statements of operations:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Income of Consolidated Och-Ziff Funds
Interest income	$108	$416,115	$768,503
Dividend income	—	78,437	154,963
Other revenues of Och-Ziff funds	11,701	45,340	48,976

Total Income of Consolidated Och-Ziff Funds	$11,809	$539,892	$972,442

Expenses of Consolidated Och-Ziff Funds
Interest expense	$—	$152,160	$210,919
Dividend expense	—	102,291	139,245
Stock loan fees	—	59,336	112,044
Other expenses of Och-Ziff funds	3,994	29,348	33,413

Total Expenses of Consolidated Och-Ziff Funds	$3,994	$343,135	$495,621

Net Gains (Losses) of Consolidated Och-Ziff Funds
Net realized gains on investments	$1,691	$1,767,911	$3,294,632
Net unrealized gains (losses) on investments	(19,325)	557,897	442,148
Net realized and unrealized foreign currency losses	—	(24,415)	(50,079)
Net realized and unrealized gains (losses) on derivative contracts	—	50,897	(396,526)

Total Net Gains (Losses) of Consolidated Och-Ziff Funds	$(17,634)	$2,352,290	$3,290,175

Deconsolidation of Domestic Och-Ziff Funds

As of January 1, 2007, the Company, as general partner, is no longer required to consolidate most of the domestic Och-Ziff funds, since as of such date, the unrelated limited partners of these funds had the substantive ability to remove the Company as general partner by a simple majority vote. In addition, in instances where consolidated Och-Ziff feeder funds own all of the outstanding equity shares of an affiliated master fund, the Company consolidates the master fund. As a result of the deconsolidation of most of the domestic Och-Ziff funds on January 1, 2007, most of the master funds are no longer wholly owned by funds consolidated by the Company, and therefore, have been deconsolidated by the Company as of the same date.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

The deconsolidation of the domestic Och-Ziff funds resulted in the following non-cash adjustments to the Company’s balance sheet as of January 1, 2007:

Impact of Deconsolidation
(dollars in thousands)
Assets
Income and fees receivable	$(296)
Due from affiliates	15,334
Other assets (Investments in Och-Ziff funds)	407,096
Assets of consolidated Och-Ziff funds	(15,502,406)

Total Assets	$(15,080,272)

Liabilities and Shareholders’ Deficit
Liabilities of consolidated Och-Ziff funds	$(11,004,008)

Partners’ and Others’ Interests in Consolidated Subsidiaries	(4,076,264)
Total Shareholders’ Deficit	—

Total Liabilities and Shareholders’ Deficit	$(15,080,272)

Deconsolidation of Offshore Och-Ziff Funds

As of June 30, 2007, the Company, as the investment manager with decision-making rights, is no longer required to consolidate the offshore Och-Ziff funds, since as of such date, the unrelated investors of these funds had the substantive ability to remove the Company as the investment manager by a simple majority vote. In addition, as a result of the deconsolidation of the offshore Och-Ziff funds, one additional master fund is no longer consolidated by the Company as of June 30, 2007.

The deconsolidation of the offshore Och-Ziff funds resulted in the following non-cash adjustments to the Company’s balance sheet as of June 30, 2007:

Impact of Deconsolidation
(dollars in thousands)
Assets
Income and fees receivable	$14,528
Deferred balances, at fair value	1,520,205
Other assets (Investments in Och-Ziff funds)	17,765
Assets of consolidated Och-Ziff funds	(25,610,083)

Total Assets	$(24,057,585)

Liabilities and Shareholders’ Deficit
Liabilities of consolidated Och-Ziff funds	$(2,930,219)

Partners’ and Others’ Interests in Consolidated Subsidiaries	(21,127,366)
Total Shareholders’ Deficit	—

Total Liabilities and Shareholders’ Deficit	$(24,057,585)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

6.    VARIABLE INTEREST ENTITIES

In the ordinary course of business, the Company sponsors the formation of various entities considered VIEs under FIN 46(R). These VIEs are primarily funds in which the Company serves as the general partner or the investment manager with decision making rights, and kick-out or liquidation rights, if any, were not deemed to be substantive as a result of these rights being held by related parties of the Company. The Company’s involvement with these funds is limited to providing investment management services in exchange for a management fee and incentive income allocation. The Company’s exposure to loss with these entities is limited to a decrease in the management fees and incentive income allocations earned in future periods. The net assets these VIEs was $21.0 billion as of December 31, 2008. The Company does not provide, nor is required to provide, any type of financial or other support to these entities.

The Company’s determination of whether it is the primary beneficiary of a VIE is based on an analysis of which variable interest holder of a VIE is exposed to the majority of the expected losses or receives a majority of the expected residual returns. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee (generally 1.5% to 2.5%) and incentive income allocation (generally 20% of net appreciation in a given year), if any, earned by the Company. Accordingly, the Company’s determination of which variable interest holder is exposed to the majority of the expected losses or receives a majority of the expected residual returns is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

The following table sets forth the assets and liabilities of funds consolidated by the Company, as primary beneficiary, under FIN 46(R) as of December 31, 2008:

(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$39,831
Other assets of consolidated Och-Ziff funds	313

Total Assets	$40,144

Partners’ and Others’ Interests in Consolidated Subsidiaries	$39,624

The assets presented above are only available for use by the fund to which they belong and are not available for use by the Company. The liabilities of these consolidated funds have no recourse to the general credit of the Company. The Company consolidates various funds not considered to be VIEs, and therefore, the assets and liabilities of those funds are not included in the table above.

The Company’s variable interests in funds considered to be VIEs that are not consolidated relate primarily to management fees and incentive income earned from those VIEs. As of December 31, 2008, the only assets related to these variable interests amounted to $16.7 million, which are included within income and fees receivable in the Company’s consolidated balance sheets. In addition, the Company holds variable interests in certain joint ventures deemed to be VIEs under FIN 46(R). The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $3.3 million as of December 31, 2008, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

7.    OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31,
	2008	2007
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,556	14,608
Computer hardware and software	17,776	14,349
Furniture, fixtures and equipment	4,139	2,428
Accumulated depreciation and amortization	(19,633)	(14,409)

Fixed assets, net	45,438	39,576
Goodwill	22,691	22,691
Investments in Och-Ziff funds	22,356	15,996
Current income taxes receivable	15,668	5,835
Prepaid expenses	13,987	5,508
Intangible assets, net	5,855	6,605
Investments in joint ventures	3,273	—
Other	10,930	12,441

Total Other Assets, Net	$140,198	$108,652

The Company recorded depreciation and amortization expenses of $6.6 million, $4.2 million and $3.3 million within general, administrative and other in the consolidated and combined statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31,
	2008	2007
	(dollars in thousands)
Deferred income tax liability	$19,315	$30,110
Unearned revenues	11,172	13,753
Compensation payable	5,385	8,215
Current income taxes payable	1,932	63,724
Interest payable	—	11,258
Other	14,768	3,805

Total Other Liabilities	$52,572	$130,865

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

8.    SHARE-BASED COMPENSATION

An RSU entitles the holder to receive a Class A Share or cash equal to the fair value of a Class A Share, at the election of the Company’s Board of Directors, upon completion of the requisite service period. RSUs outstanding as of a dividend record date are entitled to receive dividend equivalents declared by the Company throughout the RSU vesting period. These dividend equivalents are subject to forfeiture in the event the underlying RSU is forfeited.

The Company recognizes compensation expense equal to the market value of the Company’s Class A Shares at the date of grant, adjusted for forfeiture assumptions, on a straight-line basis over the requisite service period. Prior to the Company’s IPO, the Company did not award any RSUs. The following table presents activity related to the Company’s RSUs:

	Year Ended December 31,
	2008	2007
Restricted Share Units, Beginning of Year	13,959,579	—
Granted	5,954,035	13,990,830
Settled in Class A Shares or canceled to satisfy tax withholding obligation	(2,955,527)	—
Forfeited	(1,882,122)	(31,251)

Restricted Share Units, End of Year	15,075,965	13,959,579

Of the 15,075,965 RSUs outstanding as of December 31, 2008, 241,533 have been fully amortized and are included in the total weighted average Class A Shares outstanding for basic earnings per share. See Note 12.

The total fair value of RSUs settled in Class A Shares for the year ended December 31, 2008 was $9.3 million. The Company withheld 814,965 RSUs with a fair value of $3.5 million to satisfy tax withholding obligations, of which $2.8 million was recorded as a decrease to partners’ and others’ interests in consolidated subsidiaries and $698 thousand was recorded as a decrease to the Company’s paid-in capital.

The following table presents activity related to the Company’s unvested RSUs for the year ended December 31, 2008:

	2008	Weighted-Average Grant-Date Fair Value
Unvested Restricted Share Units, Beginning of Year	13,959,579	$31.91
Granted	5,954,035	$12.58
Vested	(3,197,060)	$30.72
Forfeited	(1,882,122)	$29.40

Unvested Restricted Share Units, End of Year	14,834,432	$23.98

The weighted-average grant-date fair value of RSUs granted during 2008 and 2007 was $12.58 and $31.91, respectively. As of December 31, 2008, total unrecognized compensation expense related to RSUs was approximately $351.9 million with a weighted-average amortization period of 3.27 years. For the years ended December 31, 2008 and 2007, the Company recognized amortization expense related to RSUs of $102.0 million and $13.4 million, respectively.

In 2008, the Company agreed to grant to certain employees a number of RSUs over the next five years with a total fair value of $35.0 million, of which $7.0 million will be granted each year beginning in 2009. These RSUs will not be subject to any further service period once granted; therefore, in accordance with SFAS 123(R), the Company is

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

amortizing the fair value of $35.0 million ratably over the service period that precedes the grant date. The total number of RSUs to be issued each year will be determined by the Company’s Class A Share price for the twenty days prior to each grant date. Accordingly, these RSUs are not included in the tables presented above. In addition, until these RSUs are granted, they will not be entitled to dividend equivalents.

9.    DEBT OBLIGATIONS

The following table presents the Company’s outstanding debt obligations as reported in the consolidated balance sheets:

	December 31,
	2008	2007
	(dollars in thousands)
Term loan	$748,125	$750,000
Note payable on corporate aircraft	16,764	16,983

Total Debt Obligations	$764,889	$766,983

The following table presents the Company’s scheduled principal repayments and maturities for its outstanding debt:

Principal Repayments
(dollars in thousands)
2009	$7,500
2010	7,500
2011	24,264
2012	725,625
2013	—

Total Principal Repayments	$764,889

Term Loan

On July 2, 2007, the Company entered into the following term loan:

Principal amount borrowed	$750,000,000
Annual interest rate	LIBOR + 0.75%
Term (Maturity Date)	5 years (July 2, 2012)
Pledged collateral	First priority lien on substantially all of the Company’s assets.
Principal repayment	Commencing December 31, 2008, quarterly payments equal to an annual rate of 1.00% of principal amount borrowed. Balance due at maturity.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

The term loan includes provisions that restrict the Company’s ability to further encumber its assets and make certain distributions. Specifically, subject to certain exceptions and without the prior consent of a majority of the lenders, the Company generally is prohibited from:

•	incurring further secured indebtedness;

•	engaging in certain transactions with shareholders or affiliates;

•	engaging in a substantially different line of business; and

•	amending its organizational documents in a manner materially adverse to the lenders.

The term loan permits the Company to incur unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in pro forma compliance with a total leverage ratio of 3.0 to 1.0 and no default or event of default has occurred and is continuing. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. The Company will not be permitted to make distributions from the Och-Ziff Operating Group to its Class A shareholders or the holders of Och-Ziff Operating Group A Units if it is in default under the term loan. The term loan also limits the amount of distributions the Company can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments.

Note Payable on Corporate Aircraft

On May 30, 2008, the Company refinanced the remaining principal balance on the original note payable on its corporate aircraft. The following are the principal terms of the note payable:

Principal amount borrowed	$16,763,719
Annual interest rate	LIBOR + 1.60%
Term (Maturity Date)	3 years (May 31, 2011)
Pledged collateral	First priority lien on corporate aircraft.
Principal repayment	Principal due at maturity.

The terms of the note require the Company to comply with the following financial maintenance covenants in order for it to avoid an event of default:

•	Annual management fees and incentive income and all other revenues earned by the Och-Ziff Operating Group must not fall below $298.7 million, tested annually;

•

The revenues earned by the Och-Ziff Operating Group less compensation expenses and all other cash operating expenses must exceed three times the annual principal payments and interest payments due on all direct or indirect debt of the Och-Ziff Operating Group, tested quarterly;

•

Maintain average cash, unrestricted marketable securities and other liquid investments that may be converted to cash within 90 days equal to at least the outstanding principal balance of the note, tested quarterly; and

•	Minimum assets under management of $20.0 billion, tested quarterly.

Upon an event of default, subject to certain cure periods set forth in the note, the lender may declare all amounts outstanding under the note to be due and payable. The terms of the note also require the Company to make

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

one or more prepayments of the note or post cash collateral with the lender in the event that the outstanding principal balance of the loan at any time exceeds an amount equal to 65% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender no more than once every 24 months.

Och-Ziff Real Estate Funds Credit Facility

On July 31, 2006, the Och-Ziff real estate funds entered into a syndicated credit facility under which, as of December 31, 2008, the maximum amount available for borrowings was $71.9 million. Borrowings under the credit facility are recorded as liabilities by the investment subsidiaries using the facility. In accordance with the AICPA Guide, investment subsidiaries are not consolidated, but are carried at fair value within other investments, at fair value. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated balance sheets.

The credit facility allows for loan borrowings and letters of credit to be issued. The following table presents information regarding the credit facility:

	Borrowings	Letters of Credit
Annual interest rate	LIBOR + 0.70% or greater of (i) prime rate and (ii) federal funds rate + 0.50%	Letters of credit drawn: 0.825% Unused facility fee: 0.15%
Pledged collateral	None. Secured by unfunded commitments by the Company and fund investors.	None. Secured by unfunded commitments by the Company and fund investors.
Outstanding borrowings / letters of credit drawn as of December 31,	2008: $40.0 million 2007: $24.5 million	2008: $5.6 million 2007: $12.3 million
Average interest rate for the years ended December 31,	2008: 1.42% 2007: 5.66%	2008: 0.825% 2007: 0.825%

The Och-Ziff real estate funds are jointly and severally liable for the indebtedness. The credit facility terminates on July 31, 2009, or earlier based on invested capital and the fund investors’ obligation to fund committed capital.

10.    PARTNERS’ AND OTHERS’ INTERESTS IN INCOME OF CONSOLIDATED SUBSIDIARIES

Partners’ and others’ interests in consolidated subsidiaries represent the ownership interests in the Company’s consolidated subsidiaries held by the Company’s partners and entities or persons other than the Company. In accordance with ARB 51, when cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interest in the subsidiary’s capital, the excess is charged against the Company’s retained deficit, except in cases where an interest holder has a binding obligation to make good on such losses, in which case such balance is recorded within other assets. Subsequent profits earned by a subsidiary for which excess losses were charged against the Company’s retained deficit are allocated to the Company’s retained deficit until the prior losses are completely offset. Once such prior excess loss charges have been completely offset, subsequent profits are allocated on a pro rata basis between the Company on the one hand and the partners and other holders of interests in consolidated subsidiaries on the other. As a result, the amount that is ultimately recognized as partners’ and others’ interests in income of consolidated subsidiaries will fluctuate each period as a percentage of income (loss) before partners’ and others’ interests in income of consolidated subsidiaries.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

The following table presents the changes in partners’ and others’ interests in consolidated subsidiaries:

	Och-Ziff Operating Group A Units (Partners and Ziffs)	Consolidated Funds (Fund Investors)	Other	Total
	(dollars in thousands)
As of December 31, 2005	$—	$13,546,737	$(1,771)	$13,544,966
Net capital contributions	—	3,636,404	1,221	3,637,625
Partners’ and others’ interest in income of consolidated subsidiaries	—	2,594,156	550	2,594,706

As of December 31, 2006	—	19,777,297	—	19,777,297
Net capital contributions (distributions)	—	3,391,182	(18,402)	3,372,780
Impact of deconsolidation of Och-Ziff funds (Note 5)	—	(25,203,630)	—	(25,203,630)
Dilution from the Offerings and allocation of partners’ deficit at Reorganization to partners’ and others’ interest in consolidated subsidiaries	1,097,807	—	—	1,097,807
Impact of Reorganization charges on partners’ and others’ interest in consolidated subsidiaries	1,117,583	—	—	1,117,583
Share-based compensation	10,829	—	—	10,829
Partners’ and others’ interest in income of consolidated subsidiaries:
Income (loss) allocated to partners’ and others’ interests in income of consolidated subsidiaries	(2,353,951)	2,193,417	15,111	(145,423)
Partners’ and others’ deficit charged against the Company’s retained deficit	262,482	—	3,291	265,773

Partners’ and others’ interest in income of consolidated subsidiaries	(2,091,469)	2,193,417	18,402	120,350

As of December 31, 2007	134,750	158,266	—	293,016
Net capital contributions (distributions)	(537,375)	62,713	94,997	(379,665)
Impact of Reorganization charges on partners’ and others’ interest in consolidated subsidiaries	1,370,136	—	—	1,370,136
Share-based compensation	81,264	—	—	81,264
Impact of dividend equivalents to RSUs on retained deficit component	(13,868)	—	—	(13,868)
Impact of dividend equivalents to RSUs on paid-in capital component	13,868	—	—	13,868
Accumulated other comprehensive income foreign currency translation adjustment	154	—	—	154
Partners’ and others’ interest in income of consolidated subsidiaries:
Loss allocated to partners’ and others’ interests in income of consolidated subsidiaries	(1,237,905)	(10,035)	(96,128)	(1,344,068)
Partners’ and others’ deficit charged against the Company’s retained deficit	188,976	—	1,131	190,107

Partners’ and others’ interest in income of consolidated subsidiaries	(1,048,929)	(10,035)	(94,997)	(1,153,961)

As of December 31, 2008	$—	$210,944	$—	$210,944

Excess cumulative losses applicable to partners’ and others’ deficit charged against the Company’s retained deficit	$451,458	$—	$4,422	$455,880

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

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

Earnings of the Och-Ziff Operating Group are allocated on a pro rata basis between the Och-Ziff Operating Group A Units, which interests are reflected within partners’ and others’ interests in the income of consolidated subsidiaries, and Och-Ziff Operating Group B Units, which interests are reflected within the Company’s retained deficit. As a result, any dividend equivalents declared on RSUs are recorded as increases in the Company’s retained deficit and the retained deficit component of partners’ and others’ interests in consolidated subsidiaries on the same pro rata basis as earnings of the Och-Ziff Operating Group are allocated. Dividend equivalents declared on outstanding RSUs to date were awarded in the form of additional RSUs. These dividend equivalents will vest if and when the related underlying RSUs vest; therefore, the increases in retained deficit discussed above have been offset by an increase to the Company’s paid-in capital and the paid-in capital component of partners’ and others’ interests in consolidated subsidiaries. As dividend equivalents on outstanding RSUs are contingent upon the vesting of the underlying RSUs, a forfeiture provision has been included in the accrual of such dividend equivalents.

Acquisition of Partners’ and Others’ Interests in Consolidated Subsidiaries

On October 25, 2007, the Company acquired an additional 25% interest in its domestic real estate operations from one of its joint venture partners for $28.4 million, of which $(3.8) million was allocated to the fair value of the net liabilities acquired, $6.7 million was allocated to other intangible assets, with a useful life and weighted-average amortization period of nine years, and the remaining $25.5 million was allocated to goodwill. These intangible assets are primarily related to management agreements the Company has with the Och-Ziff real estate funds and the Company’s rights to future earnings related to the real estate business and are included within other assets, net in the consolidated balance sheets. The estimated future amortization expense related to these intangible assets for the next five years is expected to be approximately $749 thousand each year. Of the $25.5 million allocated to goodwill, $2.9 million was deemed to be impaired at the acquisition date based on the valuation performed as of such date and recorded within general, administrative and other expenses. The fair value of the reporting unit was determined using a discounted cash flow analysis based on the reporting unit’s projected cash flows.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

11.    GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated and combined statements of operations:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Professional services	$41,725	$36,363	$12,522
Occupancy and equipment	18,700	15,929	13,443
Information processing and communications	15,881	10,834	5,463
Business development	11,648	9,355	7,696
Other expenses	15,944	10,760	9,391

	103,898	83,241	48,515
Changes in tax receivable agreement liability	(1,676)	—	—

Total General, Administrative and Other	$102,222	$83,241	$48,515

Amortization expense related to the intangible assets acquired in connection with the 25% acquisition of the real estate business described in Note 10 of $751 thousand and $137 thousand is included within other expenses for the years ended December 31, 2008 and 2007, respectively.

12.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to Class A shareholders by the weighted-average number of Class A Shares outstanding for the period. In addition, vested RSUs that have not been settled in Class A Shares as of the end of the period in the amount of 241,533 have been included in weighted average Class A Shares outstanding in the calculation of basic and diluted EPS. The following table presents the computation of basic and diluted EPS:

	Net Earnings Applicable to Class A Shareholders	Weighted Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Year Ended December 31, 2008
Basic EPS	$(510,596)	74,398,336	$(6.86)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		311,099,524
Class A Restricted Share Units	—	—		14,834,432

Diluted EPS	$(510,596)	74,398,336	$(6.86)

November 14, 2007 through December 31, 2007
Basic EPS	$(826,559)	74,138,572	$(11.15)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		311,099,524
Class A Restricted Share Units	—	—		13,959,579

Diluted EPS	$(826,559)	74,138,572	$(11.15)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

EPS for the year ended December 31, 2006, and for the period from January 1, 2007 through November 13, 2007 is not presented, as the Company was not publicly owned and had a sole equity holder entitled to all earnings. The Company’s Class B Shares represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no EPS related to the Company’s Class B Shares.

13.    INCOME TAXES

Prior to the Offerings, the Company was not subject to U.S. federal income tax but was subject to New York City Unincorporated Business Tax on a portion of its U.S. earnings, as well as income taxes in foreign jurisdictions where the Company conducts business. Following the Offerings, a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes at corporate tax rates.

The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Current:
Federal income taxes	$(5,008)	$20,470	$—
State and local income taxes	18,486	39,929	6,984
Foreign income taxes	3,987	11,445	2,243

	17,465	71,844	9,227

Deferred:
Federal income taxes	25,779	4,142	—
State and local income taxes	(3,698)	(9,582)	14,100
Foreign income taxes	520	(2,441)	—

	22,601	(7,881)	14,100

Total Provision for Income Taxes	$40,066	$63,963	$23,327

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the U.S. GAAP bases and tax bases of the Company’s assets and liabilities. The following table presents the Company’s deferred income tax assets and liabilities:

	December 31,
	2008	2007
	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$966,243	$931,155
Net operating loss	10,395	—
Investment in partnerships	2,990	1,188
Employee compensation	440	2,254
Other	2,871	1,033

	982,939	935,630
Valuation allowance	(2,179)	—

Total Deferred Income Tax Assets	980,760	935,630

Deferred Income Tax Liabilities:
Deferred incentive income	(19,926)	30,092
Depreciation	639	473

Total Deferred Income Tax Liabilities	(19,287)	30,565

Net Deferred Income Tax Assets	$961,473	$905,065

For the year ended December 31, 2008, the Company recorded a valuation allowance of $2.2 million pertaining to state and local tax credit carryforwards based on management’s assessment of the factors impacting the ability to realize these deferred tax assets within the limited carryforward period available.

The following is a reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2008	2007	2006
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to partners	-24.21%	-22.01%	-35.00%
Reorganization expenses	-14.92%	-15.96%	0.00%
Foreign income taxes	-0.79%	-1.06%	0.37%
State and local income taxes	-1.81%	-3.30%	3.45%
Other, net	-1.79%	-0.19%	0.00%

Effective Income Tax Rate	-8.52%	-7.52%	3.82%

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of this structure, the Company’s effective tax rate was reduced by 24.21%. In addition, reorganization expenses incurred in connection with the Reorganization, which relate to the reclassification of the partners’ and the Ziffs’ pre-Reorganization interests as Och-Ziff Operating Group A Units, are permanent differences for income tax purposes, which reduced the effective income tax rate by 14.92%.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

As of December 31, 2008, the Company had foreign tax credit carryforwards of approximately $778 thousand that expire by December 31, 2018, and state and local tax credits of $2.2 million that expire by December 31, 2015. In addition, the Company has net operating loss carryforwards for federal income taxes of $24.6 million and for state and local income taxes of $2.8 million, which will expire by December 31, 2028.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2005.

As of and for the years ended December 31, 2008 and 2007, the Company was not required to establish a liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

14.    RELATED PARTY TRANSACTIONS

Due to Affiliates

The following table presents the components of due to affiliates as reported in the consolidated balance sheets:

	December 31,
	2008	2007
	(dollars in thousands)
Amounts payable under tax receivable agreement	$857,593	$797,055
Och-Ziff Operating Group distributions declared prior to Reorganization	342,943	1,100,069
Allocations to non-equity partner interests payable	187,647	521,935

Total Due To Affiliates	$1,388,183	$2,419,059

Payments under Tax Receivable Agreement

As further discussed in Note 15, the Company entered into an agreement with the partners and the Ziffs, whereby the Company would pay the partners and the Ziffs 85% of any tax savings resulting from the purchase of Och-Ziff Operating Group A Units at the time of the Offerings or as a result of any subsequent exchanges of their interests for Class A Shares. For the year ended December 31, 2008, the Company paid the partners and the Ziffs $6.1 million for tax savings realized during the year, including interest thereon.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Management Fees and Incentive Income Earned from Och-Ziff Funds

The Company earns substantially all of its management fees and incentive income directly from the Och-Ziff funds, which are considered related parties, as the Company manages the operations of and makes investment decisions for these funds. Management fees related to the real estate funds included within the Company’s other operations are collected directly from the investors in those funds and, therefore, are not considered revenues earned from related parties. The table below presents management fees and incentive income earned from related parties. Prior to the deconsolidation of the domestic and offshore Och-Ziff funds in 2007, management fees and incentive income earned from these related parties were eliminated in consolidation; therefore, no amounts are presented below for the year ended December 31, 2006.

	Year Ended December 31,
	2008	2007
	(dollars in thousands)
Management fees	$559,742	$300,229
Incentive income	$12,201	$617,025

Management Fees and Incentive Income Earned from Affiliates and Waived Fees

The Company charged management fees and earned incentive income of $22.9 million and $30 thousand, respectively, on investments in the Och-Ziff funds by partners and other related parties for the year ended December 31, 2008, and charged management fees and earned incentive income of $2.0 million and $1.7 million, respectively, for the year ended December 31, 2007. The Company did not earn any management fees related to investments by partners and other related parties during the year ended December 31, 2006, as prior to the Offerings the Company did not charge management fees or earn incentive income on investments made by partners, employees and other affiliates in the Och-Ziff funds. Following the Offerings, the Company has waived management fees and incentive income for investments made by employees and certain other related parties, for amounts invested by the founding partners prior to the Offerings and for the reinvestment of deferred incentive income by the founding partners. As a result, management fees of $20.4 million, $29.0 million and $17.3 million and incentive income of $25 thousand, $51.6 million and $48.9 million were waived during the years ended December 31, 2008, 2007 and 2006, respectively.

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $447 thousand, $644 thousand and $985 thousand for Mr. Och’s personal use of the corporate aircraft based on market rates for the use of a private aircraft for the years ended December 31, 2008, 2007 and 2006, respectively.

Related Party Investment

The Company earned approximately $648 thousand during the year ended December 31, 2006 on investments in a fund managed by a family member of Mr. Och. Income from these investments is included within net gains (losses) of consolidated Och-Ziff funds in the consolidated and combined statements of operations. These investments were sold in 2006.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

15.    COMMITMENTS AND CONTINGENCIES

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

The table below presents the maximum amounts that would be payable under the tax receivable agreement assuming that we will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)
2009	$36,409
2010	37,372
2011	38,436
2012	39,622
2013	40,955
Thereafter	664,799

Total Payments under Tax Receivable Agreement	$857,593

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Tokyo, Bangalore and Beijing. As of December 31, 2008, future minimum rental commitments under these lease contracts are:

Minimum Rental Commitments
(dollars in thousands)
2009	$15,395
2010	15,373
2011	16,515
2012	16,515
2013	16,515
Thereafter	104,999

Total Minimum Rental Commitments	$185,312

The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expenses of $12.3 million, $9.2 million and $7.6 million were incurred for the years ended December 31, 2008, 2007 and 2006, respectively, and are recorded within general, administrative and other in the consolidated and combined statements of operations.

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

Investment Commitments

As of December 31, 2008, the Company, through a consolidated Och-Ziff fund, had a commitment to fund investments in the amount of $195.4 million. This commitment will be funded through contributions from investors in the fund, as the Company is only the investment manager and not an investor of the fund. The Company expects this commitment to be funded over the next six to eight years. In addition, the Company has committed to fund a portion of the annual operating budget for a joint venture, currently approximately $4.7 million, which the Company expects to fund over the course of the year. The joint venture periodically returns substantially all of the capital that is contributed, as expenses incurred by the joint venture are generally reimbursed by the projects it manages.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

16.    SEGMENT INFORMATION

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

Och-Ziff Funds Segment

Economic Income is a pre-tax measure of the performance of the Och-Ziff Funds segment that (i) presents the segment’s results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds, (ii) recognizes the full amount of cash compensation as an expense on the date it is awarded irrespective of any requisite service period or deferral, and (iii) excludes the following: Reorganization expenses, equity-based compensation expense, allocations to non-equity partner interests, profit sharing, net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures, depreciation, changes in tax receivable agreement liability, income taxes and partners’ and others’ interests in income of consolidated subsidiaries. Management uses Economic Income to evaluate the performance of and make operating decisions for the Och-Ziff Funds segment. Management believes that investors should review the same performance measure that it uses to analyze the Company’s core business performance. Please see the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Economic Income.

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

Prior to the second quarter of 2008, the full grant-date fair value of equity-based compensation awarded to employees, excluding RSU awards made at the time of the Offerings, was recorded as bonus expense on the grant date of the award within compensation and benefits when calculating Economic Income. Beginning in the second quarter of 2008, the Company no longer records expenses related to equity-based compensation within Economic Income. As a result of this change, compensation expense of $1.8 million and $7.4 million related to the fair value of RSUs awarded and recorded in the first quarter of 2008 and fourth quarter of 2007 has been excluded from compensation expense for the year ended December 31, 2008 and 2007, respectively, to present Economic Income on a comparable basis.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

The following table presents Economic Income for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Economic Income Revenues
Management fees	$571,274	$476,907	$302,835
Incentive income	12,201	637,243	651,498
Other revenues	3,554	11,391	5,788

Total Economic Income Revenues	587,029	1,125,541	960,121

Economic Income Expenses
Compensation and benefits	141,255	207,379	184,962
Non-compensation expenses	129,970	99,723	46,174

Total Economic Income Expenses	271,225	307,102	231,136

Economic Income	$315,804	$818,439	$728,985

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

The tables below present the Och-Ziff Funds Economic Income, other operations and the related adjustments necessary to reconcile the Och-Ziff Funds Economic Income to the Company’s consolidated and combined net income (loss). For a description of these adjustments, see the notes following the tables.

	Och-Ziff Funds Economic Income	Other Operations	Reconciling Adjustments			Total Company
Year Ended December 31, 2008			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$571,274	$5,245	$(254)	$—		$576,265
Incentive income	12,201	—	—	—		12,201
Other revenues	3,554	555	—	—		4,109
Income of consolidated Och-Ziff funds	—	11,702	107	—		11,809

Total Revenues	587,029	17,502	(147)	—		604,384

Expenses
Compensation and benefits	141,255	13,975	—	106,600	(a)(b)	261,830
Allocations to non-equity partner interests	—	—	—	(38,328	) (c)	(38,328)
Reorganization expenses	—	—	—	1,698,989	(d)	1,698,989
Profit sharing	—	—	—	(4,751	) (e)	(4,751)
Interest expense	33,948	—	—	—		33,948
General, administrative and other	96,022	1,986	—	4,214	(f)	102,222
Expenses of consolidated Och-Ziff funds	—	3,340	654	—		3,994

Total Expenses	271,225	19,301	654	1,766,724		2,057,904

Other Loss
Net losses on deferred balances and investments in Och-Ziff funds and joint ventures	—	(7,644)	—	(145,693	) (g)	(153,337)
Net losses of consolidated Och-Ziff funds	—	(13,453)	(4,181)	—		(17,634)

Total Other Loss	—	(21,097)	(4,181)	(145,693)		(170,971)

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	315,804	(22,896)	(4,982)	(1,912,417)		(1,624,491)
Income taxes	—	241	—	39,825	(f)	40,066

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	315,804	(23,137)	(4,982)	(1,952,242)		(1,664,557)
Partners’ and others’ interests in income of consolidated subsidiaries	—	2,895	4,982	1,146,084	(f)	1,153,961

Net Income (Loss)	$315,804	$(20,242)	$—	$(806,158)		$(510,596)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

	Och-Ziff Funds Economic Income	Other Operations	Reconciling Adjustments			Total Company
Year Ended December 31, 2007			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$476,907	$5,245	$(164,396)	$—		$317,756
Incentive income	637,243	—	(4,553)	—		632,690
Other revenues	11,391	246	—	—		11,637
Income of consolidated Och-Ziff funds	—	11,436	528,456	—		539,892

Total Revenues	1,125,541	16,927	359,507	—		1,501,975

Expenses
Compensation and benefits	207,379	3,513	—	27,439	(a)(b)	238,331
Allocations to non-equity partner interests	—	734	—	573,592	(c)	574,326
Reorganization expenses	—	—	—	3,333,396	(d)	3,333,396
Profit sharing	—	227	—	106,417	(e)	106,644
Interest expense	24,240	—	—	—		24,240
General, administrative and other	75,483	3,678	—	4,080	(f)	83,241
Expenses of consolidated Och-Ziff funds	—	2,664	340,471	—		343,135

Total Expenses	307,102	10,816	340,471	4,044,924		4,703,313

Other Income
Net earnings (losses) on deferred balances and investments in Och-Ziff funds	—	—	(186,445)	304,780	(g)	118,335
Net gains of consolidated Och-Ziff funds	—	14,929	2,337,361	—		2,352,290

Total Other Income	—	14,929	2,150,916	304,780		2,470,625

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	818,439	21,040	2,169,952	(3,740,144)		(730,713)
Income taxes	—	111	—	63,852	(f)	63,963

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	818,439	20,929	2,169,952	(3,803,996)		(794,676)
Partners’ and others’ interests in income of consolidated subsidiaries	—	(27,873)	(2,169,952)	2,077,475	(f)	(120,350)

Net Income (Loss)	$818,439	$(6,944)	$—	$(1,726,521)		$(915,026)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

	Och-Ziff Funds Economic Income	Other Operations	Reconciling Adjustments			Total Company
Year Ended December 31, 2006			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$302,835	$5,245	$(294,341)	$—		$13,739
Incentive income	651,498	—	(635,647)	—		15,851
Other revenues	5,788	41	(2,028)	—		3,801
Income of consolidated Och-Ziff funds	—	8,476	963,966	—		972,442

Total Revenues	960,121	13,762	31,950	—		1,005,833

Expenses
Compensation and benefits	184,962	4,129	—	(20,130	) (a)(b)	168,961
Allocations to non-equity partner interests	—	212	—	277,499	(c)	277,711
Profit sharing	—	69	—	97,908	(e)	97,977
Interest expense	1,183	—	—	—		1,183
General, administrative and other	44,991	260	—	3,264	(f)	48,515
Expenses of consolidated Och-Ziff funds	—	1,587	494,034	—		495,621

Total Expenses	231,136	6,257	494,034	358,541		1,089,968

Other Income
Net earnings (losses) on deferred balances and investments in Och-Ziff funds	—	—	(240,372)	240,372	(g)	—
Net gains of consolidated Och-Ziff funds	—	37,430	3,252,745	—		3,290,175

Total Other Income	—	37,430	3,012,373	240,372		3,290,175

Income (Loss) Before Income Taxes and Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	728,985	44,935	2,550,289	(118,169)		3,206,040
Income taxes	—	246	—	23,081	(f)	23,327

Income (Loss) Before Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	728,985	44,689	2,550,289	(141,250)		3,182,713
Partners’ and others’ interests in income of consolidated subsidiaries	—	(44,417)	(2,550,289)	—		(2,594,706)

Net Income (Loss)	$728,985	$272	$—	$(141,250)		$588,007

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Other Adjustments.    Economic Income is calculated by:

(a)	recognizing deferred cash compensation expense in full in the period in which it is awarded, as management determines the total amount of compensation based on the Company’s performance in the year of the award.

(b)	excluding equity-based compensation expense, as management does not consider these expenses when evaluating Economic Income for the Och-Ziff Funds segment.

(c)	excluding allocations to non-equity partner interests. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Company’s non-equity founding partners for periods prior to the Reorganization. For these periods, allocations to the founding partners, other than Mr. Och, were treated as expenses for U.S. GAAP purposes. Following the Reorganization, only allocations related to earnings on previously deferred incentive income allocations to non-equity partner interests are incurred and these allocations are excluded from Economic Income.

(d)	excluding Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the founding partners and the Ziffs prior to the Reorganization into Och-Ziff Operating Group A Units.

(e)	excluding the profit sharing expenses related to the Ziffs’ interest in the Company. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Ziffs for periods prior to the Reorganization. Following the Reorganization, only profit sharing expenses related to the allocation of earnings on previously deferred incentive income allocations to the Ziffs are incurred and these allocations are excluded from Economic Income.

(f)	excluding depreciation, changes in the tax receivable agreement liability, income taxes and partners’ and others’ interests in income of consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment.

(g)	excluding the net earnings (losses) on deferred balances and investments in Och-Ziff funds, as these amounts primarily relate to earnings (losses) on amounts due to affiliates for deferred or reinvested incentive income previously allocated to the founding partners and the Ziffs, and earnings (losses) on amounts due to employees under deferred cash compensation arrangements that are indexed to the returns of certain funds.

Substantially all of the Company’s revenues are earned from the Och-Ziff funds. For the year ended December 31, 2008, the Company recorded revenues of $160.5 million, $104.4 million, $76.3 million and $61.8 from four individual Och-Ziff funds within the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the year ended December 31, 2007, the Company recorded revenues of $144.0 million within the Och-Ziff Funds segment from a single Och-Ziff fund that represented more than 10% of the Company’s total revenues. For the year ended December 31, 2006, the Company did not earn revenues greater than 10% of total revenues from any single fund, as substantially all of the Company’s management fees and incentive income were eliminated in the consolidation of all of the Och-Ziff funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results (Unaudited)

The following tables present the Company’s unaudited quarterly results for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$147,827	$153,217	$157,042	$146,298
Total expenses	512,807	522,184	505,511	517,402
Total other income (loss)	(6,077)	1,404	(19,535)	(146,763)
Income taxes	3,226	4,735	14,735	17,370
Partners’ and others’ interests in income of consolidated subsidiaries	106,165	311,497	313,295	423,004

Net Loss	$(268,118)	$(60,801)	$(69,444)	$(112,233)

Net Loss Per Class A Share
Basic	$(3.62)	$(0.82)	$(0.94)	$(1.49)

Diluted	$(3.62)	$(1.05)	$(1.07)	$(1.49)

Average Class A Shares Outstanding
Basic	74,138,572	74,138,572	74,138,572	75,171,980

Diluted	74,138,572	385,238,096	385,238,096	75,171,980

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$284,366	$300,452	$146,966	$770,191
Total expenses	263,528	321,172	484,751	3,633,862
Total other income	1,030,167	1,349,748	7,389	83,321
Income taxes	3,640	3,643	8,066	48,614
Partners’ and others’ interests in income of consolidated subsidiaries	(962,177)	(1,211,133)	(1,452)	2,054,412

Net Income (Loss)	$85,188	$114,252	$(339,914)	$(774,552)

				November 14, 2007 through December 31, 2007
Net Loss (in thousands)				$(826,559)

Net Loss Per Class A Share
Basic and Diluted				$(11.15)

Average Class A Shares Outstanding
Basic and Diluted				74,138,572

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

SUPPLEMENTAL FINANCIAL INFORMATION—(Continued)

These results were prepared in accordance with U.S. GAAP and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. As discussed in Note 1 to the consolidated and combined financial statements, the results presented above are those of the combined Och-Ziff Operating Group and the Registrant and its consolidated subsidiaries for periods prior to the Reorganization.

In 2007, the Company deconsolidated most of the Och-Ziff funds; therefore, the individual components of net income (loss) are not comparable from period to period. In addition, as a result of the Reorganization discussed in Note 3, total expenses incurred prior to the Reorganization are not comparable to total expenses incurred subsequent to the Reorganization.

The Company records substantially all of its incentive income from funds in the fourth quarter each year. Additionally, discretionary bonuses are determined and recorded in the fourth quarter each year, which results in substantially higher expenses in the fourth quarter results.