Form 10-Q
period 2009-03-31
Och-Ziff Capital Management Group LLC
filed 2009-05-04
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐                    Accelerated filer  ☑

Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of April 30, 2009, there were 76,376,730 Class A Shares and 279,989,571 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

In this quarterly report, references to “Och-Ziff,” “our Company,” “the Company,” “we,” “us,” or “our” refer, unless context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP, a Delaware limited partnership, which we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly-owned subsidiaries of Och-Ziff Capital Management Group LLC. References to our “founding owners” refer, collectively, to our founder, Mr. Daniel Och, our other partners at the time of our initial public offering (collectively with Mr. Och, our “founding partners”) and the Ziffs. References to the “Ziffs” refer to Ziff Brothers Investments, L.L.C. and certain of its affiliates and control persons, which, together with Mr. Och, founded our business in 1994. References to our “partners” refer to the limited partners of the Och-Ziff Operating Group entities. References to the “Class A Shares,” refer to our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the New York Stock Exchange. References to “Class B Shares” refer to Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly traded, are currently held solely by our partners and have no economic rights but entitle the holders thereof to one vote per share.

Forward-Looking Statements

Some of the statements under “Part 1–Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II–Item 1A. Risk Factors” and elsewhere in this quarterly report may be forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” that reflect our current views with respect to, among other things, future events and financial performance, strategies and expectations, including but not limited to statements regarding our ability to generate returns and preserve capital and our ability to expand our investment platforms. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “opportunity,” “pipeline,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve” or the negative version of those words or other comparable words. Any forward-looking statements contained in this quarterly report are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or any other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions, including but not limited to global economic and market conditions, global business conditions, the success of government initiatives worldwide to address economic, market and business conditions, the conditions impacting the hedge fund industry, our ability to successfully compete for fund investors, professional investment talent and investment opportunity, our successful formulation and execution of business and growth strategies and our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report. In addition, the most significant of these risks, uncertainties and other factors are described in our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 12, 2009, including the factors described in “Item 1A. Risk Factors.” Other risks, or updates to the risks discussed below, may be described from time to time in our news releases and other filings made under the securities laws, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made only as of the date of this document and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Assets
Cash and cash equivalents	$120,848	$81,403
Income and fees receivable	21,829	30,151
Due from affiliates	2,654	2,276
Deferred balances, at fair value	349,630	558,530
Deferred income tax asset	978,573	980,788
Other assets, net (includes investments in Och-Ziff Funds of $9,088 and $22,356, respectively)	123,847	138,225
Assets of consolidated Och-Ziff funds:
Investments, at fair value	223,385	208,508
Other assets of Och-Ziff funds	752	1,127

Total Assets	$1,821,518	$2,001,008

Liabilities and Shareholders’ Deficit
Liabilities
Due to affiliates	$1,178,936	$1,388,183
Debt obligations	763,014	764,889
Profit sharing payable	10,201	16,500
Other liabilities	46,945	52,572

Total Liabilities	1,999,096	2,222,144

Commitments and Contingencies (Note 11)
Shareholders’ Deficit
Class A Shares, no par value, 1,000,000,000 shares authorized, 76,373,392 and 76,279,134 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 279,989,571 shares issued and outstanding as of March 31, 2009 and December 31,2008	—	—
Paid-in capital	1,226,186	1,137,161
Retained deficit	(1,652,948)	(1,567,305)
Accumulated other comprehensive income	38	37

Shareholders’ deficit attributable to parent	(426,724)	(430,107)
Partners’ and others’ interests in consolidated subsidiaries	249,146	208,971

Total Shareholders’ Deficit	(177,578)	(221,136)

Total Liabilities and Shareholders’ Deficit	$1,821,518	$2,001,008

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands, except per share amounts)
Revenues
Management fees	$94,305	$146,275
Incentive income	—	32
Other revenues	268	1,519
Income of consolidated Och-Ziff funds	2,615	1

Total Revenues	97,188	147,827

Expenses
Compensation and benefits	51,876	52,955
Allocations to non-equity partner interests	(340)	(1,850)
Reorganization expenses	419,949	425,584
Profit sharing	(17)	(834)
Interest expense	4,595	10,817
General, administrative and other	22,250	25,775
Expenses of consolidated Och-Ziff funds	754	360

Total Expenses	499,067	512,807

Other Loss
Net losses on deferred balances	(11,293)	(993)
Net losses on investments in Och-Ziff funds and joint ventures	(254)	(4,171)
Net gains (losses) of consolidated Och-Ziff funds	277	(913)

Total Other Loss	(11,270)	(6,077)

Loss Before Income Taxes	(413,149)	(371,057)
Income taxes	2,829	3,226

Consolidated Net Loss	$(415,978)	$(374,283)

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$(334,124)	$(106,165)

Net Loss Allocated to Parent	$(81,854)	$(268,118)

Net Loss Allocated to Parent Per Class A Share
Basic and Diluted	$(1.07)	$(3.62)

Average Class A Shares Outstanding
Basic and Diluted	76,547,204	74,138,572

Dividends Paid per Class A Share	$0.05	$1.20

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Income
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Deficit
			(dollars in thousands, except share amounts)
As of December 31, 2008	76,279,134	279,989,571	$1,137,161	$(1,567,305)	$37	$208,971	$(221,136)
Cash dividends declared on Class A Shares	—	—	—	(3,814)	—	—	(3,814)
Dividend equivalents on restricted share units	—	—	(25)	25	—	(a )	—
Share-based compensation	94,258	—	5,002	—	—	20,670	25,672
Contribution of right to future payments under tax receivable agreement (See Note 11)	—	—	1,273	—	—	9,641	10,914
Impact of amortization of Reorganization charges to capital	—	—	82,775	—	—	337,174	419,949
Capital contributions	—	—	—	—	—	16,409	16,409
Capital distributions	—	—	—	—	—	(9,598)	(9,598)
Comprehensive income:
Net loss	—	—	—	(81,854)	—	(334,124)	(415,978)
Foreign currency translation adjustment	—	—	—	—	1	3	4

Total comprehensive income							(415,974)

As of March 31, 2009	76,373,392	279,989,571	$1,226,186	$(1,652,948)	$38	$249,146	$(177,578)

(a)	The dividend equivalents on Class A restricted share units impacted partners’ and others’ interests in consolidated subsidiaries by increasing the paid-in capital component and decreasing the retained deficit component of partners’ and others’ interests in consolidated subsidiaries each by $102 thousand.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(415,978)	$(374,283)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Reorganization expenses	419,949	425,584
Amortization of share-based compensation	25,933	26,037
Amortization of deferred compensation	1,570	2,884
Depreciation and amortization	1,891	1,338
Deferred income taxes	(1,051)	(5,559)
Operating cash flows due to changes in:
Income and fees receivable	8,322	639,744
Due from affiliates	(378)	(427)
Deferred balances, at fair value	208,900	318,097
Other assets, net	17,844	(2,621)
Assets of consolidated Och-Ziff funds	(14,502)	(31,352)
Due to affiliates	(70,579)	(288,395)
Profit sharing payable	(6,299)	(49,134)
Other liabilities	(7,527)	(57,773)

Net Cash Provided by Operating Activities	168,095	604,140

Cash Flows from Investing Activities
Loan to joint venture partners	(1,214)	(5,345)
Investments in joint ventures	(1,771)	(4,823)
Purchases of fixed assets	(414)	(1,768)

Net Cash Used in Investing Activities	(3,399)	(11,936)

Cash Flows from Financing Activities
Withholding taxes paid on vested restricted Class A Share Units	(261)	—
Repayments of debt obligations	(1,875)	(219)
Och-Ziff Operating Group capital distributions declared prior to Reorganization	(116,375)	(650,202)
Dividends on Class A Shares	(3,814)	(88,966)
Partners’ and others’ interests in consolidated subsidiaries contributions	16,409	32,482
Partners’ and others’ interests in consolidated subsidiaries distributions	(19,335)	(384,747)

Net Cash Used in Financing Activities	(125,251)	(1,091,652)

Net Increase (Decrease) in Cash and Cash Equivalents	39,445	(499,448)
Cash and Cash Equivalents, Beginning of Period	81,403	614,159

Cash and Cash Equivalents, End of Period	$120,848	$114,711

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$4,299	$11,478

Income taxes	$1,282	$68,482

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

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

The term “partners” refers to the Company’s founder, Daniel Och, and the other limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Och-Ziff Operating Group”). The term “Och-Ziff Operating Group A Unit” is used to refer collectively to a Class A Common Unit of each Och-Ziff Operating Group entity. Similarly, the term “Och-Ziff Operating Group B Unit” is used to refer collectively to a Class B Common Unit of each Och-Ziff Operating Group entity.

In November 2007, the Company completed its initial public offering (“IPO”) of 36 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC (collectively, the “Offerings”). The Company used the net proceeds from the Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the partners and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the Offerings. The Company conducts substantially all of its operations through the Och-Ziff Operating Group.

As of March 31, 2009, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 19.7% as a result of the vesting of Class A restricted share units (“RSUs”), which resulted in a reallocation of paid-in capital from partners’ and others’ interests in consolidated subsidiaries to the paid-in capital of the Company of $58 thousand during the three months ended March 31, 2009. For the three months ended March 31, 2008, there was no change in the Company’s ownership percentage in the Och-Ziff Operating Group, as the first vesting of RSUs occurred during the fourth quarter of 2008. Any reallocations of paid-in capital resulting from the vesting of RSUs are included within share-based compensation in the Company’s consolidated statement of shareholders’ deficit.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

2. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

These unaudited interim consolidated financial statements are prepared in accordance with U.S. GAAP and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited interim consolidated financial statements have been included and are of a normal and recurring nature. The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, primarily as a result of incentive income and discretionary incentive compensation being recorded in the fourth quarter each year. All significant intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires assets acquired, liabilities assumed, contractual contingencies and contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related tax reserves to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) is effective for business combinations completed in periods beginning on or after December 15, 2008. SFAS 141(R) will impact how the Company records the acquired assets and liabilities of any future business combinations; however, the adoption of SFAS 141(R) did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the equity section of the consolidated financial statements. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation to be measured at fair value; and (iv) losses to be allocated to noncontrolling interest regardless of whether cumulative losses have exceeded the noncontrolling interest in the subsidiary’s capital. SFAS 160 is effective for reporting periods beginning on or after December 15, 2008. The adoption of SFAS 160 has resulted in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries, including deficit amounts previously recorded within other assets) into equity at the date of adoption. In addition, as a result of the adoption of SFAS 160, the Company no longer absorbs losses when cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interests in the subsidiary’s capital. Under the methodology applied prior to the adoption of SFAS 160, the net loss allocated to the parent for the three months ended March 31, 2009 would have amounted to $56.3 million, or $0.74 per basic and diluted Class A Share, as partners’ and others’ interests in consolidated subsidiaries would have absorbed excess losses previously absorbed by the Company.

Future Adoption of Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 does not change the objective of fair value measurement, which is to identify the price that would be received to exchange an asset or liability in an orderly transaction at the measurement date between market participants. Rather, FSP 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect FSP 157-4 to have a material impact on its financial position or results of operations.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments for debt securities. An entity will be required to record in current period earnings an other-than-temporary impairment for debt securities if it (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis. Additionally, if a credit loss exists, and an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell the security before recovery of its cost, the impairment is deemed other-than-temporary. Only the credit loss is recognized in current period earnings and the remainder of the loss amount is recognized in accumulated other comprehensive income. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect FSP 115-2 to have a material impact on its financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires the annual disclosures required under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, also to be disclosed in interim periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company does not expect FSP 107-1 to have a material impact on its financial position or results of operations.

3. FAIR VALUE MEASUREMENTS

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

As of March 31, 2009, the Company did not have any liabilities carried at fair value. The following table summarizes the Company’s assets carried at fair value within the SFAS 157 fair value hierarchy levels:

	Level I	Level II	Level III	Total
	(dollars in thousands)
As of March 31, 2009
Deferred balances, at fair value	$—	$—	$349,630	$349,630
Investments, at fair value	$—	$—	$223,385	$223,385

As of December 31, 2008
Deferred balances, at fair value	$—	$—	$558,530	$558,530
Investments, at fair value	$—	$—	$208,508	$208,508

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

Deferred balances are valued based on net asset value information provided by the Och-Ziff funds. The investments within these funds are carried at fair value and are categorized as Level I, II, and III financial instruments. Investments, which are primarily related to holdings of the Och-Ziff real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) or discounted cash flow models, as appropriate.

The following table summarizes the changes in the Company’s Level III assets for the three months ended March 31, 2009:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2008	$558,530	$208,508	$767,038
Net losses on deferred balances	(11,293)	—	(11,293)
Net gains of consolidated Och-Ziff funds	—	277	277
Collection of deferred balances	(197,607)	—	(197,607)
Investment purchases, net	—	14,600	14,600

As of March 31, 2009	$349,630	$223,385	$573,015

Amounts related to assets that continue to be held as of March 31, 2009:
Net losses on deferred balances	$(11,293)	$—	$(11,293)
Net gains of consolidated Och-Ziff funds	—	277	277

Total	$(11,293)	$277	$(11,016)

The following table summarizes the changes in the Company’s Level III assets for the three months ended March 31, 2008:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2007	$1,044,284	$158,857	$1,203,141
Net losses on deferred balances	(993)	—	(993)
Net losses of consolidated Och-Ziff funds	—	(913)	(913)
Collection of deferred balances	(317,104)	—	(317,104)
Investment purchases, net	—	32,034	32,034

As of March 31, 2008	$726,187	$189,978	$916,165

Amounts related to assets that continue to be held as of March 31, 2008:
Net losses on deferred balances	$(993)	$—	$(993)
Net losses of consolidated Och-Ziff funds	—	(913)	(913)

Total	$(993)	$(913)	$(1,906)

4. VARIABLE INTEREST ENTITIES

In the ordinary course of business, the Company sponsors the formation of various entities considered variable interest entities (“VIEs”) under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”). These VIEs are primarily funds in which the Company serves as the general partner or the investment manager with decision making rights. Kick-out or liquidation rights, if any, were not deemed to be substantive as a result of these rights being held by related parties of the Company.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

The Company’s involvement with these funds is limited to providing investment management services in exchange for a management fee and incentive income allocation. The Company’s exposure to loss with these entities is limited to a decrease in the management fees and incentive income allocations earned in future periods. The net assets of these VIEs were $21.2 billion and $21.0 billion as of March 31, 2009 and December 31, 2008, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities.

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

The following table sets forth the assets and liabilities of funds consolidated by the Company, as primary beneficiary, under FIN 46(R):

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$41,370	$39,831
Other assets of consolidated Och-Ziff funds	177	313

Total Assets	$41,547	$40,144

Partners’ and Others’ Interests in Consolidated Subsidiaries	$41,077	$39,624

The assets presented in the table above ultimately belong to the investors in those funds and are only available for use by the fund to which they belong and are not available for use by the Company. The consolidated funds have no recourse with respect to any liability to the general credit of the Company. The Company consolidates various funds not considered to be VIEs, and therefore, the assets and liabilities of those funds are not included in the table above.

The Company’s variable interests in funds considered to be VIEs that are not consolidated as a result of the Company not being the primary beneficiary relate primarily to management fees and incentive income earned from those VIEs. As of March 31, 2009 and December 31, 2008, the only assets related to these variable interests amounted to $12.9 million and $16.7 million, respectively, which are included within income and fees receivable in the Company’s consolidated balance sheets. In addition, the Company holds variable interests in certain joint ventures deemed to be VIEs under FIN 46(R). The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $4.5 million and $3.3 million as of March 31, 2009 and December 31, 2008, respectively, which are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

5. OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,795	20,556
Computer hardware and software	17,776	17,776
Furniture, fixtures and equipment	4,206	4,139
Accumulated depreciation and amortization	(21,230)	(19,633)

Fixed assets, net	44,147	45,438
Goodwill	22,691	22,691
Current income taxes receivable	15,001	15,668
Prepaid expenses	11,310	13,987
Investments in Och-Ziff funds	9,088	22,356
Intangible assets, net	5,670	5,855
Investments in joint ventures	4,499	3,273
Other	11,441	8,957

Total Other Assets, Net	$123,847	$138,225

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Deferred income tax liability	$17,377	$19,315
Unearned revenues	9,291	11,172
Compensation payable	6,119	5,385
Current income taxes payable	3,863	1,932
Other	10,295	14,768

Total Other Liabilities	$46,945	$52,572

6. DEBT OBLIGATIONS

On March 31, 2009, the Company amended the terms of the note payable on its corporate aircraft. The principal amount borrowed under the amended note is approximately $16.8 million, bears an annual interest rate of LIBOR plus 2.35%, is due in full at maturity on May 31, 2011 and is secured by a first priority lien on the aircraft. The terms of the amended note payable require the Company to comply with the following financial maintenance covenants in order for it to avoid an event of default:

•	The minimum amount of assets under management is $17 billion, tested quarterly;

•	Annual management fees earned by the Och-Ziff Operating Group must not fall below $286.1 million, tested annually;

•

All revenues earned by the Och-Ziff Operating Group less compensation expenses and all other cash operating expenses must exceed three times the annual principal payments and interest payments due on all direct or indirect indebtedness of the Och-Ziff Operating Group, tested quarterly; and

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

•

Maintain average cash, unrestricted marketable securities and other liquid investments that may be converted to cash within 90 days equal to an amount greater than the outstanding principal balance of the note, tested quarterly.

Upon an event of default, subject to certain cure periods set forth in the note, the lender may declare all amounts outstanding under the note to be due and payable. The terms of the amended note also require the Company to make one or more prepayments of the note or post cash collateral with the lender in the event that the outstanding principal balance of the loan at any time exceeds an amount equal to 65% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender that may not be exercised more than once every 12 months.

7. GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Occupancy and equipment	$6,820	$3,792
Professional services	5,348	12,170
Information processing and communications	3,682	3,769
Insurance	3,161	1,503
Business development	1,767	2,918
Other expenses	2,256	1,623

	23,034	25,775
Changes in tax receivable agreement liability	(784)	—

Total General, Administrative and Other	$22,250	$25,775

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to Class A shareholders by the weighted-average number of Class A Shares outstanding for the period. In addition, in accordance with SFAS No. 128, Earnings Per Share, vested RSUs that have not been settled in Class A Shares in the amount of 242,899 have been included in weighted-average Class A Shares outstanding in the calculation of basic and diluted EPS. The following table presents the computation of basic and diluted EPS:

	Net Earnings Applicable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended March 31, 2009
Basic EPS	$(81,854)	76,547,204	$(1.07)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		311,099,524
Class A Restricted Share Units	—	—		15,420,909

Diluted EPS	$(81,854)	76,547,204	$(1.07)

Three Months Ended March 31, 2008
Basic EPS	$(268,118)	74,138,572	$(3.62)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		311,099,524
Class A Restricted Share Units	—	—		13,716,246

Diluted EPS	$(268,118)	74,138,572	$(3.62)

9. INCOME TAXES

The computation of the effective tax rate and provision at each interim period requires use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of March 31, 2009. The estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as tax laws and regulations change. Additionally, the Company does not record incentive income in its interim financial statements, other than incentive income resulting from investor redemptions during the period. Accordingly, the effective tax rate for interim periods is not indicative of the tax rate expected for a full year.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes for the three months ended March 31, 2009, includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of -3.58%. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is subject to U.S. federal, state and local corporate income taxes; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the founding partners’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

As of March 31, 2009 and December 31, 2008, the Company was not required to establish a liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

10. RELATED PARTY TRANSACTIONS

Due to Affiliates

The following table presents the amounts included within due to affiliates:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Amounts payable under tax receivable agreement	$844,578	$857,593
Och-Ziff Operating Group distributions declared prior to Reorganization	216,506	342,943
Allocations to non-equity partner interests payable	117,852	187,647

Total Due To Affiliates	$1,178,936	$1,388,183

As of March 31, 2009 and December 31, 2008, the amounts presented above related to Och-Ziff Operating Group distributions declared prior to the Reorganization, where Mr. Och’s distributions were treated as equity distributions, and allocations to non-equity partner interests payable, where other partners distributions were treated as operating expenses, each represent the deferred balances payable to the Company’s partners, net of taxes. These balances are adjusted each period for earnings and losses on deferred balances, net of taxes. For information regarding amounts payable under tax receivable agreement, please see Note 11.

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

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Management fees	$91,563	$141,750
Incentive income	$—	$32

Management Fees and Incentive Income Earned from Affiliates and Waived Fees

The Company charged management fees on investments in the Och-Ziff funds by partners and other related parties of $5.4 million and $5.7 million for the three months ended March 31, 2009 and 2008, respectively. Following the Offerings, the Company continues to waive management fees and incentive income for investments made by employees (other than our partners) and certain other related parties, for amounts invested by the founding partners prior to the Offerings and for the reinvestment of deferred incentive income by the founding partners. As a result, management fees of $3.3 million and $5.9 million were waived during the three months ended March 31, 2009 and 2008, respectively.

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $81 thousand and $126 thousand for Mr. Och’s personal use of the corporate aircraft based on market rates for the use of a private aircraft for the three months ended March 31, 2009 and 2008, respectively.

11. COMMITMENTS AND CONTINGENCIES

Tax Receivable Agreement

The purchase of Och-Ziff Operating Group A Units from the partners and the Ziffs with the proceeds from the Offerings, as well as future taxable exchanges by the partners and the Ziffs of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), are expected to result in an increase in the tax basis of the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

tangible and intangible assets of the Och-Ziff Operating Group that would not otherwise have been available. As a result, the Company expects that in future periods, the amount of tax that it otherwise would have been required to pay will be reduced. Pursuant to the tax receivable agreement entered into among the Company, the partners and the Ziffs at the time of the Offerings, the Company agreed to pay to the partners and the Ziffs 85% of the amount of tax savings actually realized by the Company.

In connection with the departure of a partner, such partner contributed his right to receive payments under the tax receivable agreement to the Och-Ziff Operating Group. As a result, the Company now expects to pay to the partners and the Ziffs approximately 84% (from 85%) of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis discussed above. In connection with the contribution, the Company recorded a decrease in the liability for amounts payable under the tax receivable agreement of $12.2 million and a decrease of deferred income tax assets of $1.3 million related to income tax expense expected to be incurred as a result of the payments to the Och-Ziff Operating Group, which decreases were offset by an increase to the Company’s paid-in capital of $1.3 million and an increase to partners’ and others’ interests in consolidated subsidiaries of $9.6 million.

The Company recorded its initial estimate of future payments under the tax receivable agreement by recording a decrease to paid-in capital and an increase in amounts due to affiliates in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings within general, administrative and other expenses in the consolidated statements of operations.

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

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Tokyo, Bangalore and Beijing. The related lease commitments have not changed materially since December 31, 2008.

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

Investment Commitments

As of March 31, 2009, the Company, through a consolidated Och-Ziff fund, had a commitment to fund investments in the amount of $194.6 million. This commitment will be funded through contributions from investors in the fund, as the Company is only the investment manager and not an investor of the fund. The Company expects this commitment to be funded over the next six to eight years. In addition, the Company has committed to fund a portion of the annual operating budget for a joint venture, currently approximately $4.7 million, which the Company expects to fund over the course of the year. The joint venture periodically returns substantially all of the capital that is contributed, as expenses incurred by the joint venture are generally reimbursed by the projects it manages.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

12. SEGMENT INFORMATION

The Och-Ziff Funds segment represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment, which is currently the Company’s only reportable segment. The Och-Ziff Funds segment provides management and advisory services to the Company’s hedge funds and separately managed accounts.

The Company’s other operations are currently comprised of its real estate business, which manages and provides advisory services to the Company’s real estate funds. Also included in other operations are investments in new businesses established to expand the Company’s private investment platforms. The businesses and investments included in the Company’s other operations are not included in the performance measure of the Och-Ziff Funds segment, Economic Income. Management does not regularly review assets by segment in assessing segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment.

Och-Ziff Funds Segment

Economic Income is a pre-tax measure of the performance of the Och-Ziff Funds segment that (i) presents the segment’s results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds, (ii) recognizes the full amount of cash compensation as an expense on the date it is awarded irrespective of any requisite service period or deferral, and (iii) excludes the following: Reorganization expenses, equity-based compensation expense, allocations to non-equity partner interests, profit sharing, net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures, depreciation, changes in tax receivable agreement liability, income taxes and amounts allocated to partners’ and others’ interests in income of consolidated subsidiaries. Management uses Economic Income to evaluate the performance of and make operating decisions for the Och-Ziff Funds segment. Management believes that investors should review the same performance measure that it uses to analyze the Company’s core business performance. Please see the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Economic Income.

The following table presents Och-Ziff Funds Economic Income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Economic Income Revenues
Management fees	$92,424	$144,964
Incentive income	—	32
Other revenues	214	1,503

Total Economic Income Revenues	92,638	146,499

Economic Income Expenses
Compensation and benefits	20,376	23,695
Non-compensation expenses	24,093	35,107

Total Economic Income Expenses	44,469	58,802

Economic Income	$48,169	$87,697

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

The tables below present the Och-Ziff Funds Economic Income, other operations and the related adjustments necessary to reconcile the Och-Ziff Funds Economic Income to the Company’s consolidated net loss. For a description of these adjustments, see the notes following the tables:

Three Months Ended March 31, 2009	Och-Ziff Funds Economic Income	Other Operations	Reconciling Adjustments			Total Company
			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$92,424	$1,311	$(56)	$626	(a)	$94,305
Incentive income	—	—	—	—		—
Other revenues	214	54	—	—		268
Income of consolidated Och-Ziff funds	—	2,615	—	—		2,615

Total Revenues	92,638	3,980	(56)	626		97,188

Expenses
Compensation and benefits	20,376	8,686	—	22,814	(b)(c)	51,876
Allocations to non-equity partner interests	—	—	—	(340	)(d)	(340)
Reorganization expenses	—	—	—	419,949	(e)	419,949
Profit sharing	—	—	—	(17	)(f)	(17)
Interest expense	4,595	—	—	—		4,595
General, administrative and other	19,498	1,205	—	1,547	(a)(g)	22,250
Expenses of consolidated Och-Ziff funds	—	754	—	—		754

Total Expenses	44,469	10,645	—	443,953		499,067

Other Income (Loss)
Net losses on deferred balances and investments in Och-Ziff funds and joint ventures	—	(548)	—	(10,999	)(h)	(11,547)
Net gains (losses) of consolidated Och-Ziff funds	—	1,569	(1,292)	—		277

Total Other Income (Loss)	—	1,021	(1,292)	(10,999)		(11,270)

Income (Loss) Before Income Taxes	48,169	(5,644)	(1,348)	(454,326)		(413,149)
Income taxes	—	41	—	2,788	(g)	2,829

Consolidated Net Income (Loss)	$48,169	$(5,685)	$(1,348)	$(457,114)		$(415,978)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$3,433	$(1,348)	$(336,209	)(g)	$(334,124)

Net Income (Loss) Allocated to Parent	$48,169	$(9,118)	$—	$(120,905)		$(81,854)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

Three Months Ended March 31, 2008	Och-Ziff Funds Economic Income	Other Operations	Reconciling Adjustments			Total Company
			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$144,964	$1,311	$—	$—	(a)	$146,275
Incentive income	32	—	—	—		32
Other revenues	1,503	16	—	—		1,519
Income of consolidated Och-Ziff funds	—	—	1	—		1

Total Revenues	146,499	1,327	1	—		147,827

Expenses
Compensation and benefits	23,695	339	—	28,921	(b)(c)	52,955
Allocations to non-equity partner interests	—	—	—	(1,850	)(d)	(1,850)
Reorganization expenses	—	—	—	425,584	(e)	425,584
Profit sharing	—	—	—	(834	)(f)	(834)
Interest expense	10,817	—	—	—		10,817
General, administrative and other	24,290	334	—	1,151	(a)(g)	25,775
Expenses of consolidated Och-Ziff funds	—	360	—	—		360

Total Expenses	58,802	1,033	—	452,972		512,807

Other Loss
Net losses on deferred balances and investments in Och-Ziff funds and joint ventures	—	(4,069)	—	(1,095	)(h)	(5,164)
Net losses of consolidated Och-Ziff funds	—	(906)	(7)	—		(913)

Total Other Loss	—	(4,975)	(7)	(1,095)		(6,077)

Income (Loss) Before Income Taxes	87,697	(4,681)	(6)	(454,067)		(371,057)
Income taxes	—	133	—	3,093	(g)	3,226

Consolidated Net Income (Loss)	$87,697	$(4,814)	$(6)	$(457,160)		$(374,283)

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$(1,004)	$(6)	$(105,155	)(g)	$(106,165)

Net Income (Loss) Allocated to Parent	$87,697	$(3,810)	$—	$(352,005)		$(268,118)

The following is a summary of the adjustments made to U.S. GAAP net loss for the Och-Ziff Funds segment to arrive at Economic Income for the segment:

Funds Consolidation. Och-Ziff Funds Economic Income reflects management fees and incentive income earned from each of the Company’s hedge funds and separately managed accounts, excluding the Company’s domestic real estate funds which are included within the Company’s other operations. The impacts of consolidation and the related eliminations of the Och-Ziff funds are not included in Economic Income.

Other Adjustments. Och-Ziff Funds Economic Income is calculated by:

(a)	presenting management fees net of recurring assets under management placement fees, as management considers these fees a reduction in management fees, not as an expense.

(b)	recognizing deferred cash compensation expense in full in the period in which it is awarded, as management determines the total amount of compensation based on the Company’s performance in the year of the award.

(c)	excluding equity-based compensation expense, as management does not consider these expenses when evaluating Economic Income for the Och-Ziff Funds segment.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2009

(d)	excluding allocations to non-equity partner interests. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Company’s non-equity founding partners for periods prior to the Reorganization. For these periods, allocations to the founding partners, other than Mr. Och, were treated as expenses for U.S. GAAP purposes. Following the Reorganization, only allocations related to earnings on previously deferred incentive income allocations to non-equity partner interests are incurred and these allocations are excluded from Economic Income.

(e)	excluding Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the founding partners and the Ziffs prior to the Reorganization into Och-Ziff Operating Group A Units.

(f)	excluding the profit sharing expenses related to the Ziffs’ interest in the Company. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Ziffs for periods prior to the Reorganization. Following the Reorganization, only profit sharing expenses related to the allocation of earnings on previously deferred incentive income allocations to the Ziffs are incurred and these allocations are excluded from Economic Income.

(g)	excluding depreciation, changes in the tax receivable agreement liability, income taxes and amounts allocated to partners’ and others’ interests in income of consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment.

(h)	excluding the net earnings (losses) on deferred balances and investments in Och-Ziff funds, as these amounts primarily relate to earnings (losses) on amounts due to affiliates for deferred incentive income previously allocated to the founding partners and the Ziffs, and earnings (losses) on amounts due to employees under deferred cash compensation arrangements that are indexed to the returns of certain funds.

Substantially all of the Company’s revenues are earned from the Och-Ziff funds. For the three months ended March 31, 2009, the Company recorded revenues of $26.5 million, $17.5 million, $10.0 million and $9.9 million from four individual Och-Ziff funds within the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the three months ended March 31, 2008, the Company recorded revenues of $37.9 million, $26.2 million, $19.1 million and $16.6 million from four individual Och-Ziff funds within the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of our annual report filed with the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2008, which we refer to as our “Annual Report.” Actual results may differ materially from those contained in any forward-looking statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report.

Business Overview

We are a leading global alternative asset management firm with offices in New York, London, Hong Kong, Tokyo, Bangalore and Beijing. We provide investment management services to our various multi-strategy hedge funds and separately managed accounts to a diverse group of institutional investors worldwide, including pension and profit-sharing funds, foundations, fund-of-funds, university endowments and other financial institutions. We were founded in 1994 by Daniel Och in partnership with Ziff Brothers Investments with the goal of building an enduring, world class investment management business. Since our inception, we have managed our business with a global perspective, taking advantage of investment opportunities wherever they arise. We have been among the pioneers of the hedge fund industry in building out a global investment platform, with 381 employees, including approximately 130 investment professionals, worldwide.

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

Factors Affecting Our Business

As a global alternative asset manager, our business is impacted by financial and economic conditions in the United States, Europe and Asia and elsewhere in the world. During the first quarter of 2009, global financial markets stabilized somewhat compared to the second half of 2008, but remained challenging as economic conditions weakened further and liquidity remained constrained which led to continued price volatility and declining asset values in the first two months of the quarter. Global economic growth slowed further, with rising unemployment in the United States, continued weakness in residential and commercial real estate mortgage values and rising default rates. However, signs of slight improvement in economic conditions appeared in certain sectors, which, combined with continued government actions to lessen the impact of global recessionary conditions and a reported increase in consumer confidence, led to a market rally in the month of March. In the first quarter, our funds delivered positive investment performance overall in every month during the quarter, with OZ Master Fund delivering returns of +4.4% for the quarter, OZ Asia Master Fund delivering returns of +4.4%, OZ Global Special Investments Master Fund delivering returns of 0.7% and OZ Europe Master Fund delivering returns of -0.2%. Furthermore, redemption requests from our fund investors moderated compared to the fourth quarter of 2008.

We achieved this positive performance even as the factors that negatively impacted the hedge fund industry in 2008 persisted, although to a lesser degree, during the first quarter. Capital allocated to hedge funds continued to decline, but at more moderate levels, as investors sought additional liquidity. As a result of these conditions, contraction and consolidation within the hedge fund industry continues. Industry participants remain under increasing pressure to improve performance, retain and attract assets, reduce costs, increase transparency and improve risk management and infrastructure control processes, even as the industry-wide redemption cycle continues.

We are not immune to the conditions that are affecting the hedge fund industry. During the first quarter, our assets under management declined from $22.1 billion as of January 1, 2009 to $20.3 billion as of April 1, 2009, primarily due to redemptions by our fund-of-fund investors, whose own investors continue to seek liquidity. Additionally, many hedge funds have maintained constraints on investor redemptions, which we believe is adversely impacting us as we continue to provide our investors with liquidity in accordance with the pre-defined terms of our funds. While we believe the redemption cycle has begun to moderate from first quarter levels as market conditions have become more stable, it is still too early to discern any trends.

Our ability to grow revenues and expand our business is dependent on attracting new assets under management from existing and new investors. Our success in doing so is dependent on our ability to preserve capital and successfully extend our performance track record. We believe that if current economic and market conditions continue to improve, we will be able to continue to generate strong absolute returns for our fund investors. We also believe, for a number of reasons, that current business conditions strengthen our competitive position. First, we view the opportunity set for attractive investment ideas as more compelling than it has been in many years. Second, as a result of accelerating industry consolidation and contraction, we see fewer competitors in the industry. Finally, we believe investors place a premium on global institutional asset managers like us that have a long, positive track record, a strong business infrastructure, a multi-strategy approach, provide transparency to fund investors and have significant capital to deploy when the right opportunities arise. These attributes, which are central to our business model, position us to capitalize on the opportunities that we see arising and build on the following other competitive strengths that we possess:

•

During the first quarter of 2009, we continued to significantly outperform the major equity indices and we believe our business model positions us to gain a greater share of market inflows as the markets further recover and institutional investors increase their demand for hedge fund products. Historically, demand for hedge fund products by institutional investors has been one of the main drivers of the growth of the hedge fund industry. This demand has been driven by their pursuit of higher returns and desire to diversify by allocating capital to global institutional asset managers with, among other attributes that we possess, a strong business infrastructure and investment returns that have a low correlation to the broader equity markets.

•

We have a diversified global alternative investment platform. Our global presence, respected brand name and financial and intellectual capital enable us to identify and quickly respond to investment opportunities. As markets continue to stabilize, we believe that there is significant potential for us to further develop our private investment platforms that capitalize on emerging markets, real estate, energy and alternative energy, which we believe are important areas of long-term growth.

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

•

Historically, we have generated investment returns without the extensive use of leverage, and we will continue to manage our business with a consistent and disciplined focus on preserving investor capital during down markets, relying on our risk management process which has been integral to the way we have managed our business since inception.

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

Information with respect to our assets under management throughout this quarterly report, including the tables set forth in this discussion and analysis, includes deferred balances, which are made up of incentive income receivables from our offshore funds that were deferred prior to the Offerings, and investments by us, our partners and certain other affiliated parties. Prior to the IPO, we did not charge management fees or earn incentive income on investments made by us, our partners and certain other affiliated parties. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other affiliated parties, including the reinvestment by our partners of the after-tax proceeds from the Offerings, other than the reinvestment by our founding partners of deferred balances. As of March 31, 2009, approximately 10% of our assets under management represented investments by us, our partners and certain other affiliated parties in our funds and the deferred balances. As of this date, approximately 38% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to deferred balances and pre-IPO investments by our partners and other related parties.

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

•

Incentive Income. We earn incentive income based on the performance of the Och-Ziff funds and managed accounts. Incentive income is typically equal to 20% of the net realized and unrealized profits earned for the full year that are attributable to each investor, but excludes unrealized profits on certain private investments. Incentive income on private investments is earned in the year of the sale or realization of the private investment. For most of our funds, there is a one-year high-water mark, except for the OZ Global Special Investments Master Fund, which has a perpetual high-water mark. Substantially all of our incentive income is recorded at the end of the fourth quarter of each year, when all contingencies have been resolved. Generally, incentive income recorded during the first three quarters of the year is related to fund investor redemptions.

Revenues recorded as income of consolidated Och-Ziff funds consists of interest income, dividend income and other revenues related to the lending of securities and other miscellaneous items.

Expenses

Our core operating expenses consist of compensation and benefits; interest expense; and general, administrative and other expenses.

•

Compensation and Benefits. Compensation and benefits is comprised of salaries and benefits, guaranteed and discretionary cash bonuses and equity-based compensation. Annual incentive compensation, which is determined and recorded in the fourth quarter each year, is variable and discretionary, and the amount paid is generally based on total annual revenues. Generally, compensation and benefits comprise a significant portion of total expenses, with annual discretionary incentive compensation comprising a large portion of total compensation and benefits expense. This annual compensation expense historically has been funded by total revenues, which include incentive income earned at the end of a calendar year. In any year where annual revenues are less than the prior year, incentive compensation may be less than in the prior year. Incentive compensation is typically funded through a combination of cash on hand and equity in the form of Class A restricted share units, or “RSUs.”

•	Interest Expense. Amounts included within interest expense relate primarily to interest expense on our term loan and on the note payable on our corporate aircraft.

•

General, Administrative and Other. General, administrative and other expenses are primarily related to professional services, occupancy and equipment, business development expenses, information processing and communications, insurance, changes in the tax receivable agreement liability and other miscellaneous expenses.

Prior to the Reorganization, income allocations to our founding partners other than Mr. Och and the Ziffs on their interests in our business were recorded as allocations to non-equity partners and profit sharing expenses, respectively. As part of the Reorganization, these interests were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash charges that we have recorded within Reorganization expenses in our consolidated statements of operations. The estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our partners is expected to be approximately $1.7 billion per year from 2009 through 2011 and $1.5 billion in 2012.

Expenses recorded as expenses of consolidated Och-Ziff funds consist of interest expense, dividend expense, stock loan fees and other expenses.

Other Loss

Our other loss consists of (i) net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures, and (ii) net gains (losses) of consolidated Och-Ziff funds.

•

Net Earnings (Losses) on Deferred Balances and Investments in Och-Ziff Funds and Joint Ventures. Net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures primarily consists of the following: (i) net earnings (losses) on deferred balances; (ii) net earnings (losses) on investments in our funds made by us to economically hedge certain deferred compensation plans indexed to fund performance; and (iii) net losses on investments in joint ventures.

•	Net Gains (Losses) of Consolidated Och-Ziff Funds. Net gains (losses) of consolidated Och-Ziff funds consists of realized and unrealized gains and losses on investments and derivative contracts.

Income Taxes

The computation of the effective tax rate and provision for each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of March 31, 2009. The estimates and judgments used to compute the provision for income taxes may change as new events occur, additional information is obtained or the tax laws and regulations change.

A member of the United States Congress House Ways and Means Committee has introduced legislation in the current session of Congress that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules. The legislation would tax the income allocated to a partner in respect of an “investment services partnership interest” as ordinary income, and would cause such income to be treated as nonqualifying income under the publicly-traded partnership rules. The term “investment services partnership interest” as defined in the proposed legislation encompasses the incentive income we derive from our interests in certain partnerships; therefore, if this legislation, or similar legislation, were enacted, our receipt of incentive income may prevent Och-Ziff Capital Management Group LLC from qualifying for treatment as a partnership for U.S. tax purposes. As a result, we could be required to restructure our operations to address the legislative changes if possible, or otherwise incur a material increase in our tax liability.

Similar legislation passed in the House (but not the Senate) in June 2008, and the budget outline released by President Obama’s administration included a line item for taxing incentive income as ordinary income. See “Item 1A. Risk Factors—Risks Related to Taxation— Members of the United States Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules—and treat certain of our offshore funds as domestic corporations. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.” in our Annual Report for information on other legislation, including legislation introduced in the previous session of Congress addressing this issue.

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

Partners’ and others’ interests in income of consolidated subsidiaries represents ownership interests held by parties other than us and is primarily made up of: (i) Och-Ziff Operating Group A Units held by our founding owners; and (ii) fund investors’ interests in consolidated Och-Ziff funds. Increases or decreases in this item related to the Och-Ziff Operating Group A Units are driven by the earnings or losses of the Och-Ziff Operating Group, and prior to the adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”) on January 1, 2009, losses were allocated to such units to the extent that cumulative losses did not reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. Subsequent to the adoption of SFAS 160, we no longer absorb losses when cumulative losses reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. See “—Recently Adopted Accounting Pronouncements” for additional information regarding the adoption of SFAS 160. Increases or decreases in this item related to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings or losses of the consolidated Och-Ziff funds.

Assets Under Management And Fund Performance

Assets Under Management

Our assets under management include deferred balances, amounts invested by us and certain amounts invested by our founding partners and other affiliated parties for which we charge no management fees and receive no incentive income. As of March 31, 2009, approximately 10% of our assets under management represented investments by us, our partners and certain other affiliated parties in our funds and the deferred balances. As of this date, approximately 38% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to deferred balances and pre-IPO investments by our partners and other related parties. In addition, we calculate management fees based on assets under management at the beginning of the period. The amounts presented below are net of management fees and incentive income. Accordingly, the assets under management presented in the following table are not the amounts used to calculate management fees for the respective periods.

The following table sets forth assets under management of our most significant funds (by asset size):

	March 31,
	2009	2008
	(dollars in thousands)
OZ Master Fund	$14,345,646	$19,926,195
OZ Europe Master Fund	$3,504,339	$6,224,127
OZ Asia Master Fund	$1,707,017	$3,803,955
OZ Global Special Investments Master Fund	$1,903,830	$2,079,978

Assets under management presented in this table do not include assets under management related to our real estate funds, the separate accounts we manage on behalf of certain institutions or certain other funds, which collectively were approximately $1.1 billion and $1.2 billion as of March 31, 2009 and 2008, respectively.

The table below sets forth the changes to our assets under management and weighted-average assets under management. The weighted-average assets under management excludes the impact of performance-related appreciation (depreciation) for the periods presented, as these amounts do not impact management fees calculated for such periods. Management fees are calculated on a quarterly basis, based on assets under management as of the first day of each quarter. Capital contributions made during a quarter are charged a pro rata management fee.

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Balance-beginning of period	$26,954,606	$33,387,455
Net flows	(5,086,122)	263,250
Appreciation (depreciation)	732,672	(389,419)

Balance-end of period	$22,601,156	$33,261,286

Weighted-average assets under management	$22,034,525	$33,448,149

Our assets under management declined substantially year-over-year due to trading losses, write-downs in our private investments and redemptions of fund investor capital, which were driven by the extremely difficult global capital market conditions during 2008, particularly during the second half of the year.

In the first quarter of 2009, our funds experienced performance-related appreciation of $732.7 million and net investor outflows of $5.1 billion, which were comprised of $71.6 million of inflows and $5.2 billion of outflows. The outflows were driven principally by fourth quarter 2008 redemption requests paid on January 1, 2009 of $5.0 billion, as institutional investors re-balanced, reduced or eliminated their exposures to hedge funds and the capital markets generally in response to challenging market conditions in the fourth quarter of 2008. In the first quarter of 2008, our funds experienced performance-related depreciation of $389.4 million and net investor inflows of $263.3 million, which were comprised of $2.0 billion of inflows and $1.8 billion of outflows.

Estimated assets under management as of May 1, 2009 were $20.6 billion, a decrease of $2.0 billion from March 31, 2009, as a result of net investor outflows of $2.4 billion from April 1, 2009 to May 1, 2009, offset by performance-related appreciation of $391.7 million.

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

The table below sets forth performance information for our most significant master funds (by asset size). These net returns represent a composite of the average net returns of the feeder funds that comprise each of the master funds presented and are presented on a total return basis, net of all fees and expenses (except incentive income earned on certain unrealized private investments that could reduce returns at the time of realization) and include the reinvestment of all dividends and income. These net returns also include realized and unrealized gains and losses attributable to certain private and IPO investments that are not allocated to all investors in the funds.

	Net Return for the Three Months Ended March 31,
	2009	2008
OZ Master Fund	4.4%	-0.8%
OZ Europe Master Fund	-0.2%	-1.7%
OZ Asia Master Fund	4.4%	-2.6%
OZ Global Special Investments Master Fund	0.7%	-0.6%

For the three months ended March 31, 2009, performance-related appreciation was due primarily to improved investment opportunities in U.S. and Asian equities, convertible arbitrage, and credit, all of which are core strategies in our master funds.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Revenues
Management fees	$94,305	$146,275	$(51,970)	-36%
Incentive income	—	32	(32)	-100%
Other revenues	268	1,519	(1,251)	-82%
Income of consolidated Och-Ziff funds	2,615	1	2,614	NM

Total Revenues	97,188	147,827	(50,639)	-34%

Expenses
Compensation and benefits	51,876	52,955	(1,079)	-2%
Allocations to non-equity partner interests	(340)	(1,850)	1,510	-82%
Reorganization expenses	419,949	425,584	(5,635)	-1%
Profit sharing	(17)	(834)	817	-98%
Interest expense	4,595	10,817	(6,222)	-58%
General, administrative and other	22,250	25,775	(3,525)	-14%
Expenses of consolidated Och-Ziff funds	754	360	394	109%

Total Expenses	499,067	512,807	(13,740)	-3%

Other Loss
Net losses on deferred balances and investments in Och-Ziff funds and joint ventures	(11,547)	(5,164)	(6,383)	124%
Net gains (losses) of consolidated Och-Ziff funds	277	(913)	1,190	NM

Total Other Loss	(11,270)	(6,077)	(5,193)	85%

Loss Before Income Taxes	(413,149)	(371,057)	(42,092)	11%
Income taxes	2,829	3,226	(397)	-12%

Consolidated Net Loss	$(415,978)	$(374,283)	$(41,695)	11%

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$(334,124)	$(106,165)	$(227,959)	215%

Net Loss Allocated to Parent	$(81,854)	$(268,118)	$186,264	-69%

Revenues

Management fees and incentive income. The following table sets forth the components of our management fees:

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Management Fees
Och-Ziff Funds segment:
Hedge funds	$90,993	$141,750	$(50,757)	-36%
Managed accounts	1,431	3,214	(1,783)	-55%
Och-Ziff real estate funds	1,311	1,311	—	0%
Eliminated in consolidation and other Economic Income adjustments	570	—	570	NM

Total	$94,305	$146,275	$(51,970)	-36%

Management fees decreased by $52.0 million primarily due to the 34% year-over-year decrease in weighted-average assets under management.

Our management fees before the impact of eliminations was 1.7% (annualized) of our weighted-average assets under management in the first quarter of 2009 and 2008. See “—Segment Analysis” for a discussion of management fees earned by the Och-Ziff Funds segment before the impact of eliminations in consolidation.

Incentive income is generally recorded during the fourth quarter each year. Generally, incentive income recorded during the first three quarters of the year is related to fund investor redemptions.

Income of consolidated Och-Ziff funds. Income of consolidated Och-Ziff funds increased by $2.6 million primarily due to increased investment activities in our domestic real estate funds.

Expenses

Compensation and benefits. Compensation and benefits expenses decreased by $1.1 million, primarily due to the decrease in our worldwide headcount from 412 at March 31, 2008 to 381 at March 31, 2009.

Allocations to non-equity partner interests. Allocations to non-equity partner interests increased by $1.5 million as a result of a decrease in the losses on deferred balances, net of taxes, allocated to the pre-Reorganization non-equity partner interests. While the losses on deferred balances increased year-over-year, substantially all of those losses were related to the pre-Reorganization equity partner, and therefore, were allocated through the net loss allocated to partners and others interests in consolidated subsidiaries. Only allocations of earnings and losses on deferred balances, net of taxes, are treated as expenses following the Reorganization.

Reorganization expenses. Reorganization expenses decreased by $5.6 million. These expenses represent the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our founding partners after the Offerings. The decrease in Reorganization expense was attributable to the forfeiture of Och-Ziff Group A Units by a departing partner and subsequent redistribution to the remaining partners in the fourth quarter of 2008. The grant-date fair value of the redistributed units was lower than the original grant-date fair value, and therefore, the Reorganization expense associated with these units decreased. The estimated future Reorganization expenses related to the amortization of the fair value of the remaining unvested Och-Ziff Operating Group A Units held by our partners is expected to be approximately $1.7 billion per year from 2009 through 2011 and $1.5 billion in 2012. Accordingly, we expect to continue to report a U.S. GAAP net loss in each of these years.

Profit sharing. Profit sharing expense increased by $817 thousand as a result of a decrease in the losses on deferred balances, net of taxes, allocated to the Ziffs’ pre-Reorganization profit sharing interest in our business. Only allocations of earnings and losses on deferred balances, net of taxes, are treated as expenses following the Reorganization.

Interest expense. Interest expense decreased by $6.2 million. The 58% decrease was primarily due to the decrease in 3-month LIBOR, to which our term loan obligation is indexed, and a decrease in 1-month LIBOR, to which the note payable on our corporate aircraft is indexed. The LIBOR interest rate on our term loan resets on a quarterly basis, two business days prior to the start of each quarter. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month.

General, administrative and other expenses. The following table sets forth the components of our general, administrative and other expenses:

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Occupancy and equipment	$6,820	$3,792	$3,028	80%
Professional services	5,348	12,170	(6,822)	-56%
Information processing and communications	3,682	3,769	(87)	-2%
Insurance	3,161	1,503	1,658	110%
Business development	1,767	2,918	(1,151)	-39%
Other expenses	2,256	1,623	633	39%

	23,034	25,775	(2,741)	-11%
Changes in tax receivable agreement liability	(784)	—	(784)	NM

Total General, Administrative and Other	$22,250	$25,775	$(3,525)	-14%

General, administrative and other expenses decreased by $3.5 million. This decrease was due primarily to lower professional services fees as a result of lower business activity levels, and a reduction of vendor-negotiated rates, offset by higher insurance costs as well as increased occupancy and equipment costs related to the expansion of leased office space in New York and London. In addition, in the first quarter of 2009, we recognized a reduction of expenses in the amount of $784 thousand related to a decrease in the tax receivable agreement liability. This decrease was driven by a change in the estimated future tax savings resulting from the sale of interests in the Och-Ziff Operating Group by our founding owners at the time of the Offerings. See “—Liquidity and Capital Resources—Dividends, Distributions, Future Liquidity and Capital Needs—Tax receivable agreement” for additional information.

Expenses of Consolidated Och-Ziff Funds. Expenses of consolidated Och-Ziff funds increased by $394 thousand primarily as a result of increased investment activities in our domestic real estate funds.

Other Loss

Net Losses on Deferred Balances and Investments in Och-Ziff Funds and Joint Ventures. The following table sets forth: (i) net losses on deferred balances; (ii) net earnings (losses) on investments in Och-Ziff funds; (iii) net losses on joint ventures; and (iv) amounts eliminated in consolidation:

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Net losses on deferred balances	$(11,293)	$(993)	$(10,300)	NM
Net earnings (losses) on investments in Och-Ziff funds	329	(114)	443	NM
Net losses on joint ventures	(548)	(4,069)	3,521	-87%
Eliminated in consolidation	(35)	12	(47)	NM

Total	$(11,547)	$(5,164)	$(6,383)	124%

Net losses on deferred balances and investments in Och-Ziff funds and joint ventures increased $6.4 million primarily as a result of the increased losses on deferred balances. These losses were as a result of losses experienced on the specific assets within the funds to which these balances are indexed. This increase in net losses was offset by decreased losses on joint ventures as a result of incurring various one-time start-up costs in our African joint venture during the first quarter of 2008.

Net Gains (Losses) of Consolidated Och-Ziff Funds. Net gains (losses) of consolidated Och-Ziff funds increased by $1.2 million primarily due to increased investment activities in our domestic real estate funds.

Income Taxes

Income tax expense decreased by $397 thousand. This decrease was primarily due to a decrease in the profitability of the Och-Ziff Operating Group entities, partially offset by an increase in corporate tax expense due to reduced future tax benefits resulting from lower estimated future tax rates.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, a portion of the income we earn is subject to corporate level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes includes U.S. federal, state, local and foreign taxes at an effective tax rate of -3.58% for the quarter ended March 31, 2009, compared to an effective tax rate of -1.22% for the quarter ended March 31, 2008. The reconciling items from our statutory rate to our effective tax rate were driven primarily by the following: (i) only a portion of the income we earn is subject to U.S. federal, state and local corporate income taxes; (ii) a portion of the income we earn is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses are non-deductible for income tax purposes.

As of March 31, 2009 and December 31, 2008, we were not required to establish a liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

The following table sets forth the components of the net loss allocated to partners’ and others’ interests in income of consolidated subsidiaries:

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(326,146)	$(100,603)	$(225,543)	224%
Consolidated Och-Ziff funds	2,029	(1,259)	3,288	NM
Other	(10,007)	(4,303)	(5,704)	133%

Total	$(334,124)	$(106,165)	$(227,959)	215%

Amounts allocated to partners’ and others’ interests in income of consolidated subsidiaries increased by $ 228.0 million. This increase was primarily related to the increase in net loss allocated to the Och-Ziff Operating Group A Units. As a result of the adoption of SFAS 160, we were not limited in the amount of loss that could be allocated to the Och-Ziff Operating Group A Units. The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units, which represent an approximately 80.3% economic interest in our business, is expected to continue to significantly reduce our net loss in future periods, as losses of the Och-Ziff Operating Group are allocated to such interests.

Segment Analysis

We conduct substantially all of our operations through the Och-Ziff Funds segment. The performance measure for the Och-Ziff Funds segment is Economic Income, which management uses to evaluate the financial performance of and make operating decisions for the segment. Accordingly, management believes that investors should review the same performance measure that it uses to analyze our operating performance.

Economic Income is a pre-tax measure that (i) presents the results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds; (ii) present management fees net of recurring assets under management placement fees; (iii) recognizes the full amount of cash compensation expense on the date it is paid irrespective of any requisite service period or deferral; and (iv) excludes the following: Reorganization expenses, equity-based compensation expense, allocation to non-equity partner interests, profit sharing, net losses on deferred balances and investments in Och-Ziff funds, depreciation, changes in the tax receivable agreement liability, income taxes and amounts allocated to the partners and the Ziffs on their ownership interests in the Och-Ziff Operating Group (primarily Och-Ziff Operating Group A Units). For a reconciliation of Economic Income to total Company net loss for the periods presented and additional information regarding the reconciling adjustments discussed above, please see Note 12 to our consolidated financial statements included in this quarterly report.

Och-Ziff Funds—Economic Income

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Economic Income Revenues
Management fees	$92,424	$144,964	$(52,540)	-36%
Incentive income	—	32	(32)	-100%
Other revenues	214	1,503	(1,289)	-86%

Total Economic Income Revenues	92,638	146,499	(53,861)	-37%

Economic Income Expenses
Compensation and benefits	20,376	23,695	(3,319)	-14%
Non-compensation expenses	24,093	35,107	(11,014)	-31%

Total Economic Income Expenses	44,469	58,802	(14,333)	-24%

Economic Income	$48,169	$87,697	$(39,528)	-45%

Economic Income Analysis

Economic Income for the Och-Ziff Funds segment for the three months ended March 31, 2009 totaled $48.2 million, a 45% decrease from the three months ended March 31, 2008 of $87.7 million. This decrease was driven primarily by lower assets under management on which we earned management fees.

Economic Income Revenues

Management fees and incentive income. Management fees for the segment decreased by $52.5 million, or 36%, primarily driven by the year-over-year decrease in weighted-average assets under management.

Incentive income is generally recorded during the fourth quarter of each year. Generally, incentive income recorded during the first three quarters of the year is related to fund investor redemptions.

Economic Income Expenses

Compensation and benefits. Compensation and benefits expenses decreased by $3.3 million, or 14%, primarily due to the decrease in our worldwide headcount that occurred primarily during the first quarter of 2009.

Non-Compensation Expenses. The following table presents the components of our non-compensation expenses:

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Occupancy and equipment	$5,979	$2,986	$2,993	100%
Interest expense	4,595	10,817	(6,222)	-58%
Professional services	4,460	12,163	(7,703)	-63%
Insurance	3,161	1,503	1,658	110%
Information processing and communications	2,765	3,425	(660)	-19%
Business development	1,727	2,918	(1,191)	-41%
Other expenses	1,406	1,295	111	9%

Total Non-Compensation Expenses	$24,093	$35,107	$(11,014)	-31%

Non-compensation expenses decreased by $11.0 million, or 31%, due primarily to lower professional services fees and interest expense on our debt obligations. The decrease in professional services fees was primarily a result of lower business activity levels, and a reduction in vendor-negotiated rates. The decrease in interest expense was due to the decrease in 3-month LIBOR, to which our term loan is indexed, and a decrease in 1-month LIBOR, to which the note payable on our corporate aircraft is indexed. The LIBOR interest on our term loan resets on a quarterly basis, two business days prior to the start of each quarter. The LIBOR interest on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month. These decreases were offset by higher insurance costs, as well as increased occupancy and equipment costs related to the expansion of leased office space in New York and London.

Non-GAAP Supplemental Analysis

Economic Income may not be comparable to similarly titled measures used by other companies. We use Economic Income as a measure of our operating performance, not as a measure of liquidity. Economic Income should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. As a result of the adjustments made to arrive at Economic Income, Economic Income has certain limitations in that it does not take into account certain items included or excluded under U.S. GAAP. Management compensates for these limitations by using Economic Income as a supplemental measure to the U.S. GAAP results to provide a more complete understanding of our performance as management measures it. For a reconciliation of Economic Income to total Company net loss for the periods presented and additional information regarding the reconciling adjustments, see “—Reconciliations of Economic Income to the Company’s Consolidated Net Loss.”

Total Company—Economic Income

	Three Months Ended March 31, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company Economic Income
	(dollars in thousands)
Economic Income Revenues
Management fees	$92,424	$1,330	$93,754
Incentive income	—	—	—
Other revenues	214	54	268

Total Economic Income Revenues	92,638	1,384	94,022

Economic Income Expenses
Compensation and benefits	20,376	3,427	23,803
Non-compensation expenses	24,093	1,020	25,113

Total Economic Income Expenses	44,469	4,447	48,916

Net losses on joint ventures (1)	—	(548)	(548)
Partners’ and others’ interests in income of consolidated subsidiaries (2)	—	47	47

Economic Income	$48,169	$(3,658)	$44,511

	Three Months Ended March 31, 2008
	Och-Ziff Funds Segment	Other Operations	Total Company Economic Income
	(dollars in thousands)
Economic Income Revenues
Management fees	$144,964	$1,311	$146,275
Incentive income	32	—	32
Other revenues	1,503	16	1,519

Total Economic Income Revenues	146,499	1,327	147,826

Economic Income Expenses
Compensation and benefits	23,695	339	24,034
Non-compensation expenses	35,107	147	35,254

Total Economic Income Expenses	58,802	486	59,288

Net losses on joint ventures (1)	—	(4,069)	(4,069)
Partners’ and others’ interests in income of consolidated subsidiaries (2)	—	210	210

Economic Income	$87,697	$(3,438)	$84,259

(1)	Represents our losses in joint ventures established to expand certain of our private investments platforms.
(2)	Represents the residual interests in the domestic real estate management business not owned by us.

Economic Income for the three months ended March 31, 2009 totaled $44.5 million, a 47% decrease from the three months ended March 31, 2008 of $84.3 million. This decrease was driven primarily by the decline in Economic Income from the Och-Ziff Funds segment due to lower assets under management.

Och-Ziff Funds Segment—Economic Income

For a complete discussion of the Economic Income results of the Och-Ziff Funds segments, please see “—Segment Analysis” above.

Other Operations—Economic Income

Our other operations are comprised of our real estate business, which manages and provides advisory services to the Och-Ziff real estate funds, and investments in new businesses established to expand certain of our private investment platforms which include our investment in the Asia real estate business. The businesses within other operations are currently in early growth stages, and are not included in the results of the Och-Ziff Funds segment discussed above.

Economic Income for our other operations for the three months ended March 31, 2009 was a net loss of $3.7 million, a 6% increase from $3.4 million net loss for the three months ended March 31, 2008. The net loss in the first quarter of 2009 was primarily related to compensation costs associated with our Asia real estate business. The net loss in the first quarter of 2008 was primarily related to our share of the start-up costs associated with establishing our African joint venture.

Reconciliations of Economic Income to the Company’s Consolidated Net Loss

The tables below present Economic Income and the related adjustments necessary to reconcile Economic Income to our U.S. GAAP consolidated net loss. For a description of these adjustments, see the notes following the tables:

	OCH-ZIFF FUNDS SEGMENT					OTHER OPERATIONS					TOTAL COMPANY
		Reconciling Adjustments					Reconciling Adjustments
Three Months Ended March 31, 2009	Economic Income Basis	Funds Consolidation	Other Adjustments		U.S. GAAP Basis	Economic Income Basis	Funds Consolidation	Other Adjustments		U.S. GAAP Basis	Economic Income Basis	U.S. GAAP Basis
						(dollars in thousands)
Revenues
Management fees	$92,424	$(56)	$626	(a)	$92,994	$1,330	$(19)	$—	(a)	$1,311	$93,754	$94,305
Incentive income	—	—	—		—	—	—	—		—	—	—
Other revenues	214	—	—		214	54	—	—		54	268	268
Income of consolidated Och-Ziff funds	—	—	—		—	—	2,615	—		2,615	—	2,615

Total Revenues	92,638	(56)	626		93,208	1,384	2,596	—		3,980	94,022	97,188

Expenses
Compensation and benefits	20,376	—	22,814	(b)(c)	43,190	3,427	—	5,259	(b)(c)	8,686	23,803	51,876
Allocations to non-equity partner interests	—	—	(340	)(d)	(340)	—	—	—	(d)	—	—	(340)
Reorganization expenses	—	—	419,949	(e)	419,949	—	—	—	(e)	—	—	419,949
Profit sharing	—	—	(17	)(f)	(17)	—	—	—	(f)	—	—	(17)
Interest expense	4,595	—	—		4,595	—	—	—		—	4,595	4,595
General, administrative and other	19,498	—	1,547	(a)(g)	21,045	1,020	—	185	(a)(g)	1,205	20,518	22,250
Expenses of consolidated Och-Ziff funds	—	—	—		—	—	754	—		754	—	754

Total Expenses	44,469	—	443,953		488,422	4,447	754	5,444		10,645	48,916	499,067

Other Income (Loss)
Net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures	—	—	(10,999	)(h)	(10,999)	(548)	(34)	34	(h)	(548)	(548)	(11,547)
Net gains (losses) of consolidated Och-Ziff funds	—	(1,292)	—		(1,292)	—	1,569	—		1,569	—	277

Total Other Income (Loss)	—	(1,292)	(10,999)		(12,291)	(548)	1,535	34		1,021	(548)	(11,270)

Income (Loss) Before Income Taxes	48,169	(1,348)	(454,326)		(407,505)	(3,611)	3,377	(5,410)		(5,644)	44,558	(413,149)
Income taxes	—	—	2,788	(g)	2,788	—	—	41	(g)	41	—	2,829

Consolidated Net Income (Loss)	$48,169	$(1,348)	$(457,114)		$(410,293)	$(3,611)	$3,377	$(5,451)		$(5,685)	$44,558	$(415,978)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$(1,348)	$(336,209	)(i)	$(337,557)	$47	$3,377	$9	(i)	$3,433	$47	$(334,124)

Net Income (Loss) Allocated to Parent	$48,169	$—	$(120,905)		$(72,736)	$(3,658)	$—	$(5,460)		$(9,118)	$44,511	$(81,854)

	OCH-ZIFF FUNDS SEGMENT					OTHER OPERATIONS					TOTAL COMPANY
		Reconciling Adjustments					Reconciling Adjustments
Three Months Ended March 31, 2008	Economic Income Basis	Funds Consolidation	Other Adjustments		U.S. GAAP Basis	Economic Income Basis	Funds Consolidation	Other Adjustments		U.S. GAAP Basis	Economic Income Basis	U.S. GAAP Basis
	(dollars in thousands)
Revenues
Management fees	$144,964	$—	$—	(a)	$144,964	$1,311	$—	$—	(a)	$1,311	$146,275	$146,275
Incentive income	32	—	—		32	—	—	—		—	32	32
Other revenues	1,503	—	—		1,503	16	—	—		16	1,519	1,519
Income of consolidated Och-Ziff funds	—	1	—		1	—	—	—		—	—	1

Total Revenues	146,499	1	—		146,500	1,327	—	—		1,327	147,826	147,827

Expenses
Compensation and benefits	23,695	—	28,921	(b)(c)	52,616	339	—	—	(b)(c)	339	24,034	52,955
Allocations to non-equity partner interests	—	—	(1,850	)(d)	(1,850)	—	—	—	(d)	—	—	(1,850)
Reorganization expenses	—	—	425,584	(e)	425,584	—	—	—	(e)	—	—	425,584
Profit sharing	—	—	(834	)(f)	(834)	—	—	—	(f)	—	—	(834)
Interest expense	10,817	—	—		10,817	—	—	—		—	10,817	10,817
General, administrative and other	24,290	—	1,151	(a)(g)	25,441	147	—	187	(a)(g)	334	24,437	25,775
Expenses of consolidated Och-Ziff funds	—	—	—		—	—	360	—		360	—	360

Total Expenses	58,802	—	452,972		511,774	486	360	187		1,033	59,288	512,807

Other Loss
Net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures	—	—	(1,095	)(h)	(1,095)	(4,069)	13	(13	)(h)	(4,069)	(4,069)	(5,164)
Net losses of consolidated Och-Ziff funds	—	(7)	—		(7)	—	(906)	—		(906)	—	(913)

Total Other Loss	—	(7)	(1,095)		(1,102)	(4,069)	(893)	(13)		(4,975)	(4,069)	(6,077)

Income (Loss) Before Income Taxes	87,697	(6)	(454,067)		(366,376)	(3,228)	(1,253)	(200)		(4,681)	84,469	(371,057)
Income taxes	—	—	3,093	(g)	3,093	—	—	133	(g)	133	—	3,226

Consolidated Net Income (Loss)	$87,697	$(6)	$(457,160)		$(369,469)	$(3,228)	$(1,253)	$(333)		$(4,814)	$84,469	$(374,283)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$(6)	$(105,155	)(i)	$(105,161)	$210	$(1,253)	$39	(i)	$(1,004)	$210	$(106,8165)

Net Income (Loss) Allocated to Parent	$87,697	$—	$(352,005)		$(264,308)	$(3,438)	$—	$(372)		$(3,810)	$84,259	$(268,118)

The following is a summary of the adjustments made to U.S. GAAP net loss to arrive at Economic Income:

Funds Consolidation. Economic Income excludes the impacts of consolidated Och-Ziff funds, including the related eliminations.

Other Adjustments. Economic Income is calculated by:

(a)	presenting management fees net of recurring assets under management placement fees, as management considers these fees a reduction in management fees, not as an expense.

(b)	recognizing deferred cash compensation expense in the period in which it is awarded, as management determines the total amount of compensation based on our performance in the year of the award.

(c)	excluding equity-based compensation expense, as management does not consider these expenses when evaluating our performance.

(d)	excluding allocations to non-equity partner interests. Management reviewed our performance before it made any allocations to our non-equity founding partners for periods prior to the Reorganization. For these periods, allocations to the founding partners, other than Mr. Och, were treated as expenses for U.S. GAAP purposes. Following the Reorganization, only allocations related to earnings on previously deferred incentive income allocations to non-equity partner interests are incurred and these allocations are excluded from Economic Income.

(e)	excluding Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the founding partners and the Ziffs prior to the Reorganization as Och-Ziff Operating Group A Units.

(f)	excluding the profit sharing expense related to the Ziffs’ interest in the Company. Management reviewed our performance before it made any allocations to the Ziffs for periods prior to the Reorganization. Following the Reorganization, only profit sharing expense related to the allocation of earnings on previously deferred incentive income allocations to the Ziffs are incurred and these allocations are excluded from Economic Income.

(g)	excluding depreciation, changes in the tax receivable agreement liability and income taxes, as management does not consider these items when evaluating our performance.

(h)	excluding the net earnings (losses) on deferred balances and investments in Och-Ziff funds, as these amounts primarily relate to earnings (losses) on amounts due to affiliates for deferred or reinvested incentive income previously allocated to the founding partners and the Ziffs, and earnings (losses) on amounts due to employees under deferred cash compensation arrangements.

(i)	excluding amounts allocated to the partners and the Ziffs on their interests in the Och-Ziff Operating Group, as management reviews our performance at the Och-Ziff Operating Group level. We conduct substantially all of our activities through the Och-Ziff Operating Group. Additionally, Economic Income excludes amounts allocated to investors in consolidated Och-Ziff funds, as Economic Income excludes the impacts of consolidated Och-Ziff funds.

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

Our funds’ assets under management and investment performance directly impact our ability to generate management fees and earn incentive income. Management fees earned from our funds have historically been an important source of cash for our operating expenses and payments to our owners with respect to their interests in our business. Management fees generally range from 1.5% to 2.5% annually of assets under management. Management fees are paid to us at the beginning of each quarter, based on the amount of assets under management at the beginning of the quarter. Accordingly, changes in the quarterly beginning balances of fee-paying assets under management, whether due to fund investment performance or capital inflows and redemptions, together with any changes in management fee rates will generally result in changes to our management fee revenues from quarter to quarter. Net capital flows during the quarter may also impact management fees during the quarter, although the magnitude of this impact is dependent on the timing and size of the net flows.

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

Investors in our funds as of December 31, 2008 generally experienced losses in 2008 resulting in a high-water mark for those investors in 2009. Accordingly, our funds’ investment performance in 2009 will have to exceed the high-water marks for each such investor in order for us to earn incentive income with respect to their existing capital account balance in 2009. We are not required to meet any high-water marks for investors who experienced losses and subsequently redeemed their capital. Furthermore, any contributions from new or existing fund investors in 2009 would not be subject to any existing high-water marks in 2009.

As discussed in “Understanding Our Results—Revenues—Management Fees” and “—Our Funds’ Liquidity and Capital Resources,” we believe that we are able to monitor expected management fees and manage expenses in order to meet our operating needs. Our largest core operating expense historically has been annual incentive compensation, which is variable and discretionary based on our annual revenues and our funds’ annual investment performance. Accordingly, as our cash flow varies, we believe we have the flexibility to adjust this significant expense as needed to maintain sufficient liquidity.

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

Debt Obligations

Term Loan. On July 2, 2007, we entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75%. The term loan will mature in July 2012 and is secured by a first priority lien on substantially all of our assets. The term loan is payable in equal quarterly installments, which began on December 31, 2008, in an aggregate annual amount equal to 1% of the original principal amount borrowed under the term loan, and the balance will be payable upon maturity.

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

The term loan permits us to incur unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, we are in pro forma compliance with a total leverage ratio of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of March 31, 2009, we have not incurred any unsecured indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan. The term loan also limits the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of March 31, 2009, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

Aircraft Loan. On March 31, 2009, we amended the terms of the note payable on our corporate aircraft. The principal amount borrowed under the amended note is approximately $16.8 million, bears an annual interest rate of LIBOR plus 2.35%, is due in full at maturity on May 31, 2011 and is secured by a first priority lien on the aircraft. The terms of the amended note payable require us to comply with the following financial maintenance covenants in order for us to avoid an event of default:

•	The minimum amount of assets under management is $17 billion, tested quarterly;

•	Annual management fees earned by the Och-Ziff Operating Group must not fall below $286.1 million, tested annually;

•

All revenues earned by the Och-Ziff Operating Group less compensation expenses and all other cash operating expenses must exceed three times the annual principal payments and interest payments due on all direct or indirect indebtedness of the Och-Ziff Operating Group, tested quarterly; and

•

Maintain average cash, unrestricted marketable securities and other liquid investments that may be converted to cash within 90 days equal to an amount greater than the outstanding principal balance of the note, tested quarterly.

Upon an event of default, subject to certain cure periods set forth in the note, the lender may declare all amounts outstanding under the note to be due and payable. The terms of the amended note also requires us to make one or more prepayments of the note or post cash collateral with the lender in the event that the outstanding principal balance of the loan at any time exceeds an amount equal to 65% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender that may not be exercised more than once every 12 months.

Distributions, Future Liquidity and Capital Needs

On May 4, 2009, we announced a dividend on our Class A Shares to shareholders of record on April 1, 2009, in the amount of $0.05 per Class A Share, which will be paid on May 11, 2009. In connection with such distribution, we expect to distribute $29.6 million to our partners and the Ziffs on their beneficial ownership of Och-Ziff Operating Group A Units.

On February 19, 2009, we paid a cash dividend on our Class A Shares to shareholders of record on December 31, 2008, in the amount of $0.05 per Class A Share. In connection with such distribution, we distributed $15.6 million to our partners and the Ziffs on their beneficial ownership of Och-Ziff Operating Group A Units.

Our ability to make cash distributions to our partners and the Ziffs and pay dividends to our Class A shareholders depends on a number of factors that our Board of Directors takes into account as it may deem relevant. These factors include: revenues earned and profits generated by the Och-Ziff Operating Group; general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; the ability of the Och-Ziff Operating Group to secure additional sources of liquidity; and contractual obligations, including payment obligations pursuant to the tax receivable agreement and our term loan. If we generate insufficient cash flows from operations to make such distributions or payments, we may need to borrow funds or sell assets, subject to existing contractual obligations. In addition, we may not be able to obtain additional financing on terms that are acceptable, if at all.

Restricted Share Units (RSUs). Substantially all of the RSUs that we have awarded to date to our employees and independent members of our Board of Directors accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividends. The dividend equivalents will be paid if and when the related RSUs vest. Our Board of Directors will determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We may withhold shares to satisfy the tax withholding obligations of holders of vested RSUs and dividend equivalents, which may result in the use of cash from operations or borrowings to satisfy these tax withholding payments.

Tax Receivable Agreement. We may also be required to make payments under the tax receivable agreement that we entered into in connection with the Offerings. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our founding owners with proceeds from the Offerings, and the future taxable exchanges by our partners of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and the tax benefits to be derived therefrom principally through amortization of the basis adjustment over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expense and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) at the time of the Offerings agreed to pay our founding owners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that these entities actually realize as a result of such increases in tax basis. In connection with the departure of a partner, such partner contributed his right to receive payments under the tax receivable agreement to the Och-Ziff Operating Group. As a result, we expect to pay to our founding owners approximately 84% (from 85%) of the amount of cash savings, if any, in U.S. federal, state and local income tax that these entities actually realize as a result of such increases in tax basis.

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

As of March 31, 2009, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group B Units in the Offerings would aggregate approximately $1.0 billion over the next 13 years, resulting in payments to our partners and the Ziffs of approximately $844.6 million over the same period of time. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payment under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including those described below:

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

Depending upon the outcome of these factors, payments that we may be obligated to make to our partners and the Ziffs under the tax receivable agreement in respect of exchanges could be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement, the timing and amounts of any such actual payments are not reasonably ascertainable.

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

Deferred Balances Distributions. Historically, we deferred collection of a certain portion of incentive income receivable from our offshore funds. As a result of a change in the method of accounting used for U.S. income tax purposes by certain of our subsidiaries, we no longer defer the collection of such receivables. We expect that all deferred balances, which as of March 31, 2009, were $349.6 million, will be paid to us over the next two years. In 2008, we paid out 50% of the deferred balances that were outstanding as of December 31, 2006, plus the 2007 earnings on the deferred balances. In the first quarter of 2009, we collected an amount equal to 25% of the deferred balances that were outstanding as of December 31, 2006, net of any changes in the value of the deferred balances experienced in 2008. We expect to collect any remaining deferred balances in 2010. Ninety-five percent of the amount due each year is payable in January, while the remaining five percent is required to be paid upon completion of the audited financial statements of the relevant funds for the previous year. Such amounts, in turn, will be distributed to our founding owners and, therefore, will not benefit our Class A shareholders.

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

Cash Flows Analysis

Operating Activities. Net cash provided by operating activities was $168.1 million and $604.1 million for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, net cash flows from operating activities were primarily related to the collection of prior year incentive income and first-quarter management fees, less interest expense and other operating expenses. In addition, we collected $529.7 million of deferred balances in December 2007 and $317.1 million in the first quarter of 2008. These amounts were distributed to our founding owners, net of taxes, in the first quarter of 2008; however, deferred balances, net of taxes, distributed to Mr. Och in the amount of $566.6 million are included within cash flows from financing activities. During the first quarter of 2009, we collected an additional $197.6 million of deferred balances, of which we in turn distributed to our other founding owners, net of taxes. The first quarter 2009 distribution of deferred balances, net of taxes, distributed to Mr. Och in the amount of $116.4 million was also recorded within cash flows from financing activities.

Investing Activities. There were no significant changes in the net cash used in investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated statements of cash flows.

Financing Activities. Net cash used in financing activities was $125.3 million and $1.1 billion for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, net cash flows from financing activities are primarily related to the dividends paid of $3.8 million and $89.0 million, respectively, to our Class A shareholders and distributions to our partners and the Ziffs of $15.6 million and $384.5 million, respectively, on their Och-Ziff Operating Group A Units. In addition, as discussed above, deferred balances distributed to Mr. Och, net of taxes, in the amount of $116.4 million and $566.6 million in the first quarter of 2009 and 2008, respectively, and distributions of 2007 pre-Reorganization income in the amount of $83.6 million in the first quarter of 2008 reduced net cash from financing activities.

Contractual Obligations

There have been no significant changes to our contractual obligations reported in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our consolidated and combined financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to our audited consolidated and combined financial statements included in our Annual Report for a description of our accounting policies. The following is a summary of what we believe to be our most critical accounting policies and estimates:

Fair Value of Investments

The valuation of investments held by our funds is the most critical estimate made by management impacting our results. The Och-Ziff funds are considered investment companies for U.S. GAAP purposes under the AICPA Audit and Accounting Guide—Investment Companies (the “AICPA Guide”). Pursuant to the AICPA Guide, investments of these funds are carried at their estimated fair values. The valuation of investments in our funds has significant impacts on our results, as our management fees and incentive income are determined based on the fair value of the investments held by the funds.

FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) establishes a fair value hierarchy that prioritizes the inputs used in valuation models or techniques that measure fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities included in this category include listed equities and listed derivatives. As required by SFAS 157, we do not adjust the quoted price for these assets or liabilities, even in situations where we may hold a large position and a sale could reasonably impact the quoted market price. While our funds may hold Level I assets and liabilities in their portfolios, as of March 31, 2009, we did not hold any Level I assets or liabilities directly or indirectly through the consolidated funds.

•

Level II – Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives. While our funds may hold Level II assets and liabilities in their portfolios, as of March 31, 2009, we did not hold any Level II assets or liabilities directly or indirectly through the consolidated funds.

•

Level III – Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation. Assets and liabilities that are included in this category generally include general and limited partnership interests in corporate private equity and real estate. In addition, funds not consolidated by us may hold additional types of Level III assets and liabilities, such as mezzanine funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations. While our funds may hold Level III liabilities in their portfolios, as of March 31, 2009, we did not hold any Level III liabilities directly or indirectly through the consolidated funds.

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

We employ adequate, qualified resources to help ensure that the financial control and internal audit groups are able to function at an appropriate quality level. Our internal control infrastructure utilizes an effective and appropriate level of segregation of duties. Specifically, the financial control group is responsible for establishing and monitoring compliance with valuation policies, as well as reporting compliance with these policies to our Audit Committee. Our internal audit group employs a risk-based program of audit coverage to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, internal audit meets with management to evaluate and provide guidance on the existing risk framework and control environment assessments. Within the trading and investing functions, we have established policies and procedures that require approval of all new transaction types, transaction pricing sources, and fair valuation hierarchy coding within our financial reporting system. The appropriate internal and external resources with technical expertise and product, market and industry knowledge, perform independent verification of prices, profit and loss review, and validation of valuation models used in our valuation process.

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

As of March 31, 2009 and December 31, 2008, our only assets carried at fair value are the deferred balances and the investment holdings of consolidated Och-Ziff funds. The deferred balances and the investments held by the consolidated Och-Ziff funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the SFAS 157 hierarchy.

The following table sets forth the fair values of assets classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

Assets Recorded at Fair Value	March 31, 2009	Valuation Technique
	(dollars in thousands)
Deferred balances, at fair value	$349,630	Deferred balances are valued based on net asset value information provided by the underlying Och-Ziff funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments.
Investments, at fair value (assets of consolidated Och-Ziff funds)	223,385	Investments, which are primarily related to holdings of the real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models.

Total Level III assets, at fair value	573,015
Level III assets for which we do not bear economic exposure	(572,930)

Net Economic Exposure to Level III Assets	$85

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

As management fees are charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of March 31, 2009 would impact management fees calculated on April 1, 2009 by approximately $9.1 million.

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

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of the relation of the holders of variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, such as redemptions by all unaffiliated investors in any fund and modifications to fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity and whether we are deemed to be the primary beneficiary who consolidates such entity.

Income Taxes

We use the asset and liability method of accounting for deferred income taxes pursuant to FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Under SFAS 109, a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized.

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

We generated taxable income in the amount of $9.5 million in the first quarter of 2009 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 13-year amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred tax asset. In this regard, Reorganization expenses, allocations to non-equity partners and profit sharing expenses are considered permanent book to tax differences and, therefore, do not impact taxable income. Accordingly, while we reported net losses on a U.S. GAAP basis, and expect to continue to report a U.S. GAAP net loss through 2012, we generated income on a tax basis over these prior periods and, as of March 31, 2009, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income on a tax basis through 2012 and over the period for which estimates have been prepared in order to fully realize this deferred tax asset.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $20.3 billion as of April 1, 2009, we would need to generate a minimum compound annual growth rate in assets under management of approximately 1.5% over the period for which the taxable income estimate relates to fully realize the deferred tax asset, assuming no performance-related growth and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred tax asset and may need to record a valuation allowance. Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred tax asset related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our founding owners under the tax receivable agreement equal to approximately 84% of such amount; therefore, net earnings would only be impacted by 16% of any valuation allowance recorded against the deferred tax asset.

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

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred tax asset related to the goodwill and other intangible assets deductible for tax purposes as of March 31, 2009. We have, however, determined that we may not realize certain deferred tax credits related to our state income taxes. Accordingly, a valuation allowance in the amount of $2.5 million has been established for these credits.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires assets acquired, liabilities assumed, contractual contingencies and contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related tax reserves to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) is effective for business combinations completed in periods beginning on or after December 15, 2008. SFAS 141(R) will impact how we record the acquired assets and liabilities of any future business combinations; however, the adoption of SFAS 141(R) did not have any impact on our financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS 160. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the equity section of the consolidated financial statements. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation be measured at fair value; and (iv) losses to be allocated to noncontrolling interest regardless of whether cumulative losses have exceeded the noncontrolling interest in the subsidiary’s capital. SFAS 160 is effective for reporting periods beginning on or after December 15, 2008. The adoption of SFAS 160 has resulted in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries, including deficit amounts previously recorded within other assets) into equity at the date of adoption. In addition, as a result of the adoption of SFAS 160, we no longer absorb losses when cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interests in the subsidiary’s capital.

Future Adoption of New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 does not change the objective of fair value measurement, which is to identify the price that would be received to exchange an asset or liability in an orderly transaction at the measurement date between market participants. Rather, FSP 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not expect FSP 157-4 to have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments for debt securities. An entity will be required to record in current period earnings an other-than-temporary impairment for debt securities if it (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis. Additionally, if a credit loss exists, and an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell the security before recovery of its cost, the impairment is deemed other-than-temporary. Only the credit loss is recognized in current period earnings and the remainder of the loss amount is recognized in accumulated other comprehensive income. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. We do not expect FSP 115-2 to have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires the annual disclosures required under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, also to be disclosed in interim periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. We do not expect FSP 107-1 to have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment manager for the Och-Ziff funds and managed accounts and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income.

Fair value of the financial assets and liabilities of the Och-Ziff funds and managed accounts may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. The net effect of these fair value changes impacts the net gains (losses) of consolidated Och-Ziff funds in our consolidated statements of operations; however, the majority of these fair value changes are absorbed by the investors of these funds. To the extent the Och-Ziff funds are not consolidated, the fair value changes in the assets and liabilities of the Och-Ziff funds affect our management fees. Our earnings on investments in Och-Ziff funds will impact our net loss in a similar way.

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

Market Risk

A 10% change in the fair value of the investments held by our funds as of March 31, 2009, would result in a change of approximately $2.3 billion in our assets under management and would impact management fees by approximately $9.1 million. To the extent such change was continuing as of the end of the year, it could significantly affect our incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, primarily the British Pound Sterling and the Euro, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of March 31, 2009, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of March 31, 2009, based on our funds’ debt investments and obligations as of March 31, 2009, we estimate that the net effect on interest income and interest expense would not result in a material impact to our earnings. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of March 31, 2009, our annual interest expense will increase or decrease by approximately $898 thousand.

Credit Risk

Credit risk is the risk that counterparties or debt issuers may fail to fulfill their obligations or that the collateral value may become inadequate to cover our exposure. We manage credit risk by monitoring the credit exposure to and the creditworthiness of counterparties, requiring additional collateral where appropriate.

Item 4.	Controls and Procedures

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our results of operations or financial condition. We may from time to time be involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to scrutiny by the regulatory agencies that have or may in the future have regulatory authority over us and our business activities, which could result in regulatory agency investigations or litigation related to regulatory compliance matters. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business” in our annual report on Form 10-K for the year ended December 31, 2008, which we refer to as our “Annual Report.”

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2009

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel Frank
Joel Frank
Chief Financial Officer