Form 10-Q
period 2009-06-30
Och-Ziff Capital Management Group LLC
filed 2009-08-04
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of July 31, 2009, there were 78,409,413 Class A Shares and 277,946,526 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

In this quarterly report, references to “Och-Ziff,” “our Company,” “the Company,” “we,” “us,” or “our” refer, unless context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP and OZ Management II LP, each a Delaware limited partnership, which collectively we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly-owned subsidiaries of Och-Ziff Capital Management Group LLC. References to our “partners” refer to the current limited partners of the Och-Ziff Operating Group entities, except where the context requires otherwise and refers to our partners at the time of a prior event or transaction being disclosed. References to our “founding partners” refer, collectively, to our founder, Mr. Daniel Och, and our other partners at the time of our initial public offering. References to the “Ziffs” refer to Ziff Brothers Investments, L.L.C. and certain of its affiliates and control persons, which, together with Mr. Och, founded our business in 1994. References to the “Class A Shares,” refer to our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the New York Stock Exchange. References to “Class B Shares” refer to Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly traded, are currently held solely by our partners and have no economic rights but entitle the holders thereof to one vote per share.

Forward-Looking Statements

Some of the statements under “Part 1–Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II–Item 1A. Risk Factors” and elsewhere in this quarterly report may be forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” that reflect our current views with respect to, among other things, future events and financial performance, strategies and expectations, including but not limited to statements regarding our financial performance and results, including our ability to generate returns and preserve capital and our ability to expand our investment platforms. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “opportunity,” “pipeline,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve” or the negative version of those words or other comparable words. Any forward-looking statements contained in this quarterly report are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or any other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions, including but not limited to global economic and market conditions, global business conditions, the success of government initiatives worldwide to address economic, market and business conditions, the conditions impacting the hedge fund industry, our ability to successfully compete for fund investors, professional investment talent and investment opportunity, our successful formulation and execution of business and growth strategies and our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report. In addition, the most significant of these risks, uncertainties and other factors are described in our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 12, 2009, including the factors described in “Item 1A. Risk Factors.” Other risks, or updates to the risks discussed below, may be described from time to time in our news releases and other filings made under the securities laws, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made only as of the date of this document and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Assets
Cash and cash equivalents	$134,542	$81,403
Income and fees receivable	13,723	30,151
Due from affiliates	2,199	2,276
Deferred balances, at fair value	353,958	558,530
Deferred income tax asset	983,834	980,788
Other assets, net (includes investments in Och-Ziff Funds of $9,169 and $22,356, respectively)	120,975	138,225
Assets of consolidated Och-Ziff funds:
Investments, at fair value	244,885	208,508
Other assets of Och-Ziff funds	632	1,127

Total Assets	$1,854,748	$2,001,008

Liabilities and Shareholders’ Deficit
Liabilities
Due to affiliates	$1,175,864	$1,388,183
Debt obligations	756,164	764,889
Profit sharing payable	10,183	16,500
Other liabilities	69,206	52,572
Liabilities of consolidated Och-Ziff funds:
Other liabilities of Och-Ziff funds	508	—

Total Liabilities	2,011,925	2,222,144

Commitments and Contingencies (Note 12)
Shareholders’ Deficit
Class A Shares, no par value, 1,000,000,000 shares authorized, 78,403,376 and 76,279,134 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 277,946,526 and 279,989,571 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	—	—
Paid-in capital	1,318,674	1,137,161
Retained deficit	(1,745,171)	(1,567,305)
Accumulated other comprehensive income	42	37

Shareholders’ deficit attributable to Class A shareholders	(426,455)	(430,107)
Partners’ and others’ interests in consolidated subsidiaries	269,278	208,971

Total Shareholders’ Deficit	(157,177)	(221,136)

Total Liabilities and Shareholders’ Deficit	$1,854,748	$2,001,008

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share amounts)
Revenues
Management fees	$86,166	$146,519	$180,471	$292,794
Incentive income	265	1,078	265	1,110
Other revenues	285	735	553	2,254
Income of consolidated Och-Ziff funds	8,887	4,885	11,502	4,886

Total Revenues	95,603	153,217	192,791	301,044

Expenses
Compensation and benefits	76,025	52,056	127,901	105,011
Allocations to non-equity partner interests	4,915	4,024	4,575	2,174
Reorganization expenses	424,736	425,584	844,685	851,168
Profit sharing	308	(597)	291	(1,431)
Interest expense	4,060	6,856	8,655	17,673
General, administrative and other	21,132	33,264	43,382	59,039
Expenses of consolidated Och-Ziff funds	1,142	997	1,896	1,357

Total Expenses	532,318	522,184	1,031,385	1,034,991

Other Income (Loss)
Net earnings (losses) on deferred balances	14,723	794	3,430	(199)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	560	200	306	(3,971)
Gain on early retirement of debt	2,013	—	2,013	—
Net gains (losses) of consolidated Och-Ziff funds	(375)	410	(98)	(503)

Total Other Income (Loss)	16,921	1,404	5,651	(4,673)

Loss Before Income Taxes	(419,794)	(367,563)	(832,943)	(738,620)
Income taxes	449	4,735	3,278	7,961

Consolidated Net Loss	$(420,243)	$(372,298)	$(836,221)	$(746,581)

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$(331,930)	$(311,497)	$(666,054)	$(417,662)

Net Loss Allocated to Class A Shareholders	$(88,313)	$(60,801)	$(170,167)	$(328,919)

Net Loss Per Class A Share
Basic	$(1.15)	$(0.82)	$(2.22)	$(4.44)

Diluted	$(1.15)	$(1.05)	$(2.22)	$(4.44)

Average Class A Shares Outstanding
Basic	76,804,771	74,138,572	76,676,699	74,138,572

Diluted	76,804,771	385,238,096	76,676,699	74,138,572

Dividends Paid per Class A Share	$0.05	$0.08	$0.10	$1.28

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Income
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Deficit
				(dollars in thousands, except share amounts)
As of December 31, 2008	76,279,134	279,989,571	$1,137,161	$(1,567,305)	$37	$208,971	$(221,136)
Cash dividends declared on Class A Shares	—	—	—	(7,633)	—	—	(7,633)
Dividend equivalents on restricted share units	—	—	66	(66)	—	(a )	—
Share-based compensation	151,290	—	10,289	—	—	41,955	52,244
Och-Ziff Operating Group A Unit transactions and cancellation of related Class B Shares (See Note 3)	1,972,952	(2,043,045)	172	—	—	11,476	11,648
Contribution of right to future payments under tax receivable agreement (See Note 12)	—	—	2,266	—	—	15,734	18,000
Acquisition of partners’ and others’ interests in consolidated subsidiaries	—	—	(2)	—	—	(9)	(11)
Impact of amortization of Reorganization charges to capital	—	—	168,722	—	—	675,963	844,685
Capital contributions	—	—	—	—	—	44,625	44,625
Capital distributions	—	—	—	—	—	(63,402)	(63,402)
Comprehensive income:
Net loss	—	—	—	(170,167)	—	(666,054)	(836,221)
Foreign currency translation adjustment	—	—	—	—	5	19	24

Total comprehensive income							(836,197)

As of June 30, 2009	78,403,376	277,946,526	$1,318,674	$(1,745,171)	$42	$269,278	$(157,177)

(a)	The dividend equivalents on restricted share units impacted partners’ and others’ interests in consolidated subsidiaries by increasing the paid-in capital component and increasing the retained deficit component of partners’ and others’ interests in consolidated subsidiaries each by $255 thousand.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(836,221)	$(746,581)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Reorganization expenses	844,685	851,168
Amortization of share-based compensation	52,524	50,224
Amortization of deferred compensation	3,427	5,952
Depreciation and amortization	4,008	3,031
Gain on early retirement of debt	(2,013)	—
Deferred income taxes	1,041	(8,946)
Operating cash flows due to changes in:
Income and fees receivable	16,428	638,327
Due from affiliates	77	(1,140)
Deferred balances, at fair value	204,572	344,053
Other assets, net	20,267	(8,829)
Assets of consolidated Och-Ziff funds	(35,882)	(50,557)
Due to affiliates	(69,269)	(284,986)
Profit sharing payable	(6,317)	(53,325)
Other liabilities	17,668	(51,986)
Liabilities of consolidated Och-Ziff funds	508	—

Net Cash Provided by Operating Activities	215,503	686,405

Cash Flows from Investing Activities
Loan to joint venture partners	(2,151)	(7,925)
Investments in joint ventures	(3,562)	(6,574)
Return of investments in joint ventures	1,475	—
Collateral deposit on aircraft loan	(2,009)	—
Purchases of fixed assets	(793)	(3,434)

Net Cash Used in Investing Activities	(7,040)	(17,933)

Cash Flows from Financing Activities
Withholding taxes paid on vested restricted Class A Share Units	(280)	—
Repayments of debt obligations	(6,712)	(219)
Och-Ziff Operating Group capital distributions declared prior to Reorganization	(122,422)	(660,793)
Dividends on Class A Shares	(7,633)	(94,897)
Partners’ and others’ interests in consolidated subsidiaries contributions	44,625	56,605
Partners’ and others’ interests in consolidated subsidiaries distributions	(62,902)	(446,287)

Net Cash Used in Financing Activities	(155,324)	(1,145,591)

Net Increase (Decrease) in Cash and Cash Equivalents	53,139	(477,119)
Cash and Cash Equivalents, Beginning of Period	81,403	614,159

Cash and Cash Equivalents, End of Period	$134,542	$137,040

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$8,187	$22,037

Income taxes	$1,740	$77,930

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

1. BUSINESS OVERVIEW

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Tokyo, Bangalore and Beijing. The Company provides investment management services to its various hedge funds (the “Och-Ziff funds” or the “funds”) and separately managed accounts on behalf of a diverse group of institutional investors worldwide, including funds-of-funds, pension and profit-sharing funds, endowments, foundations and other financial institutions. The Och-Ziff funds seek to deliver consistent, positive, risk-adjusted returns throughout market cycles, with a focus on risk management and capital preservation.

The Company’s principal sources of revenues are management fees, which are calculated based on the amount of assets under management, and incentive income, which is calculated based on the annual performance of the Och-Ziff funds and separately managed accounts. Accordingly, for any given period, the Company’s revenues will be heavily influenced by the combination of assets under management and the annual investment performance of the Och-Ziff funds.

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

The Company’s other operations are currently comprised of its real estate business, which provides advisory services to the Company’s real estate funds. Also included in other operations are investments in new businesses established to expand the Company’s private investment platforms. The businesses and investments included in the Company’s other operations do not meet the thresholds of reportable business segments under U.S. generally accepted accounting principles (“U.S. GAAP”). The Company transacts its business primarily in the United States and substantially all of its revenues are generated domestically. The liability of the Company’s Class A shareholders is limited to the extent of their capital contributions.

References to the Company’s “partners” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Och-Ziff Operating Group”), except where the context requires otherwise and refers to the partners at the time of a prior event or transaction being disclosed. References to the Company’s “founding partners” refer, collectively, to its founder, Mr. Daniel Och, and the other partners at the time of the Company’s initial public offering (“IPO”). The term “Och-Ziff Operating Group A Unit” is used to refer collectively to a Class A Common Unit of each Och-Ziff Operating Group entity. Similarly, the term “Och-Ziff Operating Group B Unit” is used to refer collectively to a Class B Common Unit of each Och-Ziff Operating Group entity.

In November 2007, the Company completed its IPO of 36 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC (collectively, the “Offerings”). The Company used the net proceeds from the Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the founding partners and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the Offerings. The Company conducts substantially all of its operations through the Och-Ziff Operating Group.

Prior to the Offerings, the Company completed a reorganization of entities under the common control of Daniel Och (the “Reorganization”), whereby the general partner interests in each of the Och-Ziff Operating Group entities and the real estate management business were transferred to the Company. As the Registrant, the Och-Ziff Operating Group and the real estate management business were under the common control of Daniel Och at the time of the Reorganization, and the transfer of control of the Och-Ziff Operating Group and the real estate management business to the Registrant was accounted for as a transaction among entities under common control. As a result, the assets, liabilities and statements of operations and cash flows of the Registrant, the Och-Ziff Operating Group and the real estate management business were combined and carried forward at their existing carrying values. As part of the Reorganization, Daniel Och’s equity interests, the other founding partners’ non-equity interests and the Ziffs’ profit sharing interests were reclassified as Och-Ziff Operating Group A Units.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

2. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

These unaudited interim consolidated financial statements are prepared in accordance with U.S. GAAP and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited interim consolidated financial statements have been included and are of a normal and recurring nature. The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, primarily as a result of incentive income being recorded in the fourth quarter each year. All significant intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). SFAS 165 addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In addition, SFAS 165 requires an entity to disclose the date through which an entity has evaluated subsequent events. SFAS 165 was effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have any impact on the Company’s financial position or results of operations at the date of adoption. See Note 14 for the required disclosure.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. FSP 157-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments for debt securities. An entity will be required to record in current period earnings an other-than-temporary impairment for debt securities if it (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis. Additionally, if a credit loss exists, and an entity does not intend to sell the impaired debt security and it is more likely than not that the entity is not required to sell the security before recovery of its cost, the impairment is deemed other-than-temporary. Only the credit loss component is recognized in current period earnings and the remainder of the impairment is recognized in accumulated other comprehensive income. FSP 115-2 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 provides that the disclosures required annually under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, also be disclosed in interim periods. FSP 107-1 was effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have any impact on the Company’s financial position or results of operations at the date of adoption. See Note 4 for the required disclosure.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires assets acquired, liabilities assumed and determinable contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related tax reserves to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) was effective for business combinations completed in periods beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the equity section of the consolidated financial statements. SFAS 160 also requires (i)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

the amount of consolidated net income attributable to the controlling and the noncontrolling interests to be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation to be measured at fair value; and (iv) losses to be allocated to noncontrolling interest regardless of whether cumulative losses have exceeded the noncontrolling interest in the subsidiary’s capital. SFAS 160 was effective for reporting periods beginning on or after December 15, 2008. The Company’s adoption of SFAS 160 resulted in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries, including deficit amounts previously recorded within other assets) into equity at the date of adoption. In addition, as a result of the adoption of SFAS 160, the Company no longer absorbs losses when cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interests in the subsidiary’s capital. Under the methodology applied prior to the adoption of SFAS 160, the net loss allocated to Class A shareholders would have amounted to $88.8 million, or $1.16 per basic and diluted Class A Share, for the three months ended June 30, 2009, and $145.1 million, or $1.89 per basic and diluted Class A Share, for the six months ended June 30, 2009, as partners’ and others’ interests in consolidated subsidiaries would have absorbed excess losses in the first quarter of 2009 previously absorbed by the Company.

Future Adoption of Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 was issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 eliminates the concept of qualifying special purpose entities from U.S. GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. SFAS 166 is effective for reporting periods beginning on or after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial position or results of operations at the date of adoption.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 was issued to address the effects of the removal of the concept of qualifying special purpose entities by SFAS 166, and to address concerns regarding the application of certain provisions of FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”). SFAS 167 will require a qualitative approach rather than a quantitative approach when determining the primary beneficiary of a variable interest entity. In addition, SFAS 167 will no longer consider removal rights when determining whether an entity is a variable interest entity and whether to consolidate a variable interest entity as the primary beneficiary unless those rights are held by a single party. SFAS 167 is effective for reporting periods beginning on or after November 15, 2009. The Company is currently evaluating the effect that the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 was issued to establish the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting principles for U.S. GAAP issued by the FASB. SFAS 168 is effective for reporting periods ending on or after September 15, 2009. The adoption of SFAS 168 will require the Company to update references to authoritative U.S. GAAP literature to reflect the new source within the Codification.

3. OCH-ZIFF OPERATING GROUP OWNERSHIP

As of June 30, 2009, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 20.2% from 19.2% at the time of the Offerings. This increase was as a result of (i) issuance of Class A Shares upon the vesting of Class A restricted share units (“RSUs”), which resulted in a reallocation of deficit capital in the amount of $149 thousand from partners’ and others’ interests in consolidated subsidiaries to the Company during the six months ended June 30, 2009; (ii) the exchange of Och-Ziff Operating Group A Units for Class A Shares by former partners, which resulted in a reallocation of deficit capital in the amount of $2.9 million from partners’ and others’ interests in consolidated subsidiaries to the Company during the six months ended June 30, 2009; and (iii) the forfeiture of Och-Ziff Operating Group A Units that were not subsequently reallocated to the other partners, which resulted in a reallocation of deficit capital in the amount of $17 thousand from partners’ and others’ interests in consolidated subsidiaries to the Company during the six months ended June 30, 2009.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

The Company’s interest in the Och-Ziff Operating Group is expected to increase over time as additional Class A Shares are issued upon the vesting of RSUs or exchanges of Och-Ziff Operating Group A Units. For the six months ended June 30, 2008, there was no change in the Company’s ownership interest in the Och-Ziff Operating Group.

In connection with the exchange of Och-Ziff Operating Group A Units for Class A Shares by former partners, the Company, in addition to the $2.9 million of reallocated deficit, recorded an increase to paid-in capital of $3.1 million and an increase to partners’ and others’ interests in consolidated subsidiaries of $8.5 million related to deferred income tax assets and deferred income tax liabilities arising from the exchange.

4. FAIR VALUE DISCLOSURES

SFAS No. 157, Fair Value Measurements (“SFAS 157”), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value represents the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date (an exit price).

Assets and liabilities measured at fair value are classified into one of the following categories:

•	Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities in this category include listed securities.

•

Level II – Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

•

Level III – Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation. Assets and liabilities in this category include general and limited partnership interests in private equity and real estate.

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

As of June 30, 2009, the Company did not have any liabilities carried at fair value. The following table summarizes the Company’s assets carried at fair value within the SFAS 157 fair value hierarchy levels:

	Level I	Level II	Level III	Total
	(dollars in thousands)
As of June 30, 2009
Deferred balances, at fair value	$—	$—	$353,958	$353,958
Investments, at fair value	$—	$—	$244,885	$244,885

As of December 31, 2008
Deferred balances, at fair value	$—	$—	$558,530	$558,530
Investments, at fair value	$—	$—	$208,508	$208,508

Deferred Balances are made up of deferred incentive income receivable from the Company’s offshore funds. Deferred balances are valued based on net asset value information provided by the Och-Ziff funds. The investments within these funds are carried at fair value and are categorized as Level I, II, and III financial instruments, as appropriate. Investments, which are primarily related to holdings of the Och-Ziff real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) or discounted cash flow models, as appropriate.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

The following table summarizes the changes in the Company’s Level III assets for the three months ended June 30, 2009:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of March 31, 2009	$349,630	$223,385	$573,015
Net earnings on deferred balances	14,723	—	14,723
Net losses of consolidated Och-Ziff funds	—	(375)	(375)
Collection of deferred balances	(10,395)	—	(10,395)
Investment purchases, net	—	21,875	21,875

As of June 30, 2009	$353,958	$244,885	$598,843

Amounts related to assets that continue to be held as of June 30, 2009:
Net earnings on deferred balances	$14,723	$—	$14,723
Net losses of consolidated Och-Ziff funds	—	(375)	(375)

Total	$14,723	$(375)	$14,348

The following table summarizes the changes in the Company’s Level III assets for the three months ended June 30, 2008:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of March 31, 2008	$726,187	$189,978	$916,165
Net earnings on deferred balances	794	—	794
Net gains of consolidated Och-Ziff funds	—	410	410
Collection of deferred balances	(26,750)	—	(26,750)
Investment sales, net	—	(2,655)	(2,655)

As of June 30, 2008	$700,231	$187,733	$887,964

Amounts related to assets that continue to be held as of June 30, 2008:
Net earnings on deferred balances	$794	$—	$794
Net losses of consolidated Och-Ziff funds	—	(850)	(850)

Total	$794	$(850)	$(56)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

The following table summarizes the changes in the Company’s Level III assets for the six months ended June 30, 2009:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2008	$558,530	$208,508	$767,038
Net earnings on deferred balances	3,430	—	3,430
Net losses of consolidated Och-Ziff funds	—	(98)	(98)
Collection of deferred balances	(208,002)	—	(208,002)
Investment purchases, net	—	36,475	36,475

As of June 30, 2009	$353,958	$244,885	$598,843

Amounts related to assets that continue to be held as of June 30, 2009:
Net earnings on deferred balances	$3,430	$—	$3,430
Net losses of consolidated Och-Ziff funds	—	(98)	(98)

Total	$3,430	$(98)	$3,332

The following table summarizes the changes in the Company’s Level III assets for the six months ended June 30, 2008:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2007	$1,044,284	$158,857	$1,203,141
Net losses on deferred balances	(199)	—	(199)
Net losses of consolidated Och-Ziff funds	—	(503)	(503)
Collection of deferred balances	(343,854)	—	(343,854)
Investment purchases, net	—	29,379	29,379

As of June 30, 2008	$700,231	$187,733	$887,964

Amounts related to assets that continue to be held as of June 30, 2008:
Net losses on deferred balances	$(199)	$—	$(199)
Net losses of consolidated Och-Ziff funds	—	(1,763)	(1,763)

Total	$(199)	$(1,763)	$(1,962)

As further discussed in Note 7, the Company repurchased and retired $5.0 million of the term loan outstanding during the second quarter of 2009 for approximately 60% of its carrying value. Based on this transaction, management estimates that the fair value of its term loan is approximately 60% of its carrying value as of June 30, 2009. Management believes that the carrying values of all other financial instruments presented on the consolidated balance sheets approximate their fair values.

5. VARIABLE INTEREST ENTITIES

In the ordinary course of business, the Company sponsors the formation of various entities considered to be variable interest entities (“VIEs”) under FIN 46(R). These VIEs are primarily funds in which the Company serves as the general partner or the investment manager with decision making rights. VIEs consolidated by the Company are primarily funds in which kick-out or liquidation rights, if any, were not deemed to be substantive as a result of these rights being held by related parties of the Company.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

The Company’s involvement with these funds is limited to providing investment management services in exchange for a management fee and incentive income allocation. The Company’s exposure to loss with these entities is limited to a decrease in the management fees and incentive income allocations earned in future periods. The net assets of these VIEs were $20.8 billion and $21.0 billion as of June 30, 2009 and December 31, 2008, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities.

The Company’s determination of whether it is the primary beneficiary of a VIE is based on an analysis of which variable interest holder of a VIE is exposed to the majority of the expected losses or receives a majority of the expected residual returns. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee (generally 1.5% to 2.5%) and incentive income allocation (generally 20% of net appreciation in a given year), if any, earned by the Company. Accordingly, the Company’s determination of the primary beneficiary is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

The following table sets forth the assets and liabilities of funds consolidated by the Company, as primary beneficiary, under FIN 46(R):

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$43,964	$39,831
Other assets of consolidated Och-Ziff funds	124	313

Total Assets	$44,088	$40,144

Liabilities
Liabilities of consolidated Och-Ziff funds:
Other liabilities of consolidated Och-Ziff funds	$508	$—

Total Liabilities	508	—

Partners’ and Others’ Interests in Consolidated Subsidiaries	43,117	39,624

Total Liabilities and Shareholders’ Deficit	$43,625	$39,624

The assets presented in the table above ultimately belong to the investors in those funds and are available for use only by the fund to which they belong, and are not available for use by the Company. The consolidated funds have no recourse with respect to any liability to the general credit of the Company. The Company also consolidates various funds not considered to be VIEs, and therefore, the assets and liabilities of those funds are not included in the table above.

The Company’s variable interests in funds considered to be VIEs that are not consolidated relate primarily to management fees and incentive income earned from those VIEs. As of June 30, 2009 and December 31, 2008, the only assets related to these variable interests amounted to $8.1 million and $16.7 million, respectively, which are included within income and fees receivable in the Company’s consolidated balance sheets. In addition, the Company holds variable interests in certain joint ventures deemed to be VIEs. The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $4.4 million and $3.3 million as of June 30, 2009 and December 31, 2008, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

6. OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	21,151	20,556
Computer hardware and software	17,776	17,776
Furniture, fixtures and equipment	4,228	4,139
Accumulated depreciation and amortization	(23,162)	(19,633)

Fixed assets, net	42,593	45,438
Goodwill	22,691	22,691
Current income taxes receivable	15,175	15,668
Investments in Och-Ziff funds	9,169	22,356
Prepaid expenses	8,812	13,987
Refundable security deposits	6,758	4,740
Intangible assets, net	5,483	5,855
Investments in joint ventures	4,393	3,273
Other	5,901	4,217

Total Other Assets, Net	$120,975	$138,225

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Compensation payable	$35,220	$5,385
Deferred income tax liability	13,361	19,315
Unearned revenues	10,148	11,172
Current income taxes payable	1,937	1,932
Other	8,540	14,768

Total Other Liabilities	$69,206	$52,572

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

7. DEBT OBLIGATIONS

Term Loan

In June 2009, the Company repurchased and retired $5.0 million of its outstanding term loan for $3.0 million, which resulted in the recognition of a gain on early retirement of debt in the amount of $2.0 million in the consolidated statements of operations.

Note Payable on Corporate Aircraft

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

•

All revenues earned by the Och-Ziff Operating Group, less compensation expenses and all other cash operating expenses, must exceed three times the annual principal payments and interest payments due on all direct or indirect indebtedness of the Och-Ziff Operating Group, tested quarterly; and

•

Maintain average cash, unrestricted marketable securities and other liquid investments that may be converted to cash within 90 days equal to an amount greater than the outstanding principal balance of the note, tested quarterly.

Upon an event of default, subject to certain cure periods set forth in the note, the lender may declare all amounts outstanding under the note to be due and payable. The terms of the amended note also require the Company to make one or more prepayments of the note or post cash collateral with the lender in the event that the outstanding principal balance of the loan at any time exceeds an amount equal to 65% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender no more than once every 12 months.

8. GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Occupancy and equipment	$6,926	$4,314	$13,746	$8,106
Professional services	4,353	9,114	9,701	21,284
Information processing and communications	3,206	3,835	6,888	7,604
Insurance	3,185	1,614	6,346	3,117
Business development	1,701	3,446	3,468	6,364
Other expenses	1,761	2,114	4,017	3,737

	21,132	24,437	44,166	50,212
Changes in tax receivable agreement liability	—	8,827	(784)	8,827

Total General, Administrative and Other	$21,132	$33,264	$43,382	$59,039

9. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to Class A shareholders by the weighted-average number of Class A Shares outstanding for the period. In addition, in accordance with SFAS No. 128, Earnings Per Share,

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

97,021 RSUs that have vested but have not been settled in Class A Shares are included in weighted-average Class A Shares outstanding in the calculation of basic and diluted EPS.

The following table presents the computation of basic and diluted EPS for the three months ended June 30, 2009 and 2008:

	Net Earnings Applicable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended June 30, 2009
Basic EPS	$(88,313)	76,804,771	$(1.15)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		309,056,479
Class A Restricted Share Units	—	—		15,264,076

Diluted EPS	$(88,313)	76,804,771	$(1.15)

Three Months Ended June 30, 2008
Basic EPS	$(60,801)	74,138,572	$(0.82)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	(341,896)	311,099,524		—
Class A Restricted Share Units	—	—		15,041,817

Diluted EPS	$(402,697)	385,238,096	$(1.05)

The following table presents the computation of basic and diluted EPS for the six months ended June 30, 2009 and 2008:

	Net Earnings Applicable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Six Months Ended June 30, 2009
Basic EPS	$(170,167)	76,676,699	$(2.22)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		309,056,479
Class A Restricted Share Units	—	—		15,264,076

Diluted EPS	$(170,167)	76,676,699	$(2.22)

Six Months Ended June 30, 2008
Basic EPS	$(328,919)	74,138,572	$(4.44)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		311,099,524
Class A Restricted Share Units	—	—		15,041,817

Diluted EPS	$(328,919)	74,138,572	$(4.44)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

10. INCOME TAXES

The computation of the effective tax rate and provision at each interim period requires use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of June 30, 2009. The estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as tax laws and regulations change. Additionally, the Company does not record incentive income in its interim financial statements, other than incentive income resulting from investor redemptions during the period. Accordingly, the effective tax rate for interim periods is not indicative of the tax rate expected for a full year.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes for the three and six months ended June 30, 2009, includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of -0.5% and -2.0%, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is subject to U.S. federal, state and local corporate income taxes; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the founding partners’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

As of June 30, 2009 and December 31, 2008, the Company was not required to establish a liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

11. RELATED PARTY TRANSACTIONS

Due to Affiliates

The following table presents the amounts included within due to affiliates:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Amounts payable under tax receivable agreement	$837,163	$857,593
Och-Ziff Operating Group distributions declared prior to Reorganization	219,538	342,943
Allocations to non-equity partner interests payable	119,163	187,647

Total Due To Affiliates	$1,175,864	$1,388,183

As of June 30, 2009 and December 31, 2008, the amounts presented above relating to (i) Och-Ziff Operating Group distributions declared prior to the Reorganization, where Mr. Och’s distributions were treated as equity distributions, and (ii) allocations to non-equity partner interests payable, where the other founding partners’ distributions were treated as operating expenses, each represent the deferred balances payable to the Company’s partners, net of taxes. These balances are adjusted each period for earnings and losses on deferred balances, net of taxes. For information regarding amounts payable under the tax receivable agreement, see Note 12.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

Management Fees and Incentive Income Earned from Och-Ziff Funds

The Company earns substantially all of its management fees and incentive income from the Och-Ziff funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds. Management fees related to the real estate funds included within the Company’s other operations are collected directly from the investors in those funds and, therefore, are not considered revenues earned from related parties. The following table presents management fees and incentive income earned from related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Management fees	$83,372	$142,249	$174,935	$283,999
Incentive income	$265	$1,078	$265	$1,110

Management Fees and Incentive Income Earned from Affiliates and Waived Fees

The Company charged management fees on investments in the Och-Ziff funds held by partners and other related parties in the amount of $5.4 million and $5.6 million for the three months ended June 30, 2009 and 2008, respectively, and $10.8 million and $11.3 million for the six months ended June 30, 2009 and 2008, respectively. Following the Offerings, the Company continues to waive management fees and incentive income for investments made by employees (other than our partners) and certain other related parties, for amounts invested by the founding partners prior to the Offerings and for the reinvestment of deferred incentive income by the founding partners. As a result, management fees of $3.3 million and $4.9 million were waived during the three months ended June 30, 2009 and 2008, respectively, and $6.6 million and $10.8 million were waived during the six months ended June 30, 2009 and 2008, respectively.

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $119 thousand and $144 thousand for Mr. Och’s personal use of the corporate aircraft based on market rates for the use of a private aircraft for the three months ended June 30, 2009 and 2008, respectively, and $200 thousand and $270 thousand for the six months ended June 30, 2009 and 2008, respectively.

12. COMMITMENTS AND CONTINGENCIES

Tax Receivable Agreement

The purchase of Och-Ziff Operating Group A Units from the founding partners and the Ziffs with the proceeds from the Offerings, as well as taxable exchanges by the partners, or any future partners, and the Ziffs of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the tangible and intangible assets of the Och-Ziff Operating Group that would not otherwise have been available. As a result, the Company expects that in future periods the amount of tax that it otherwise would have been required to pay will be reduced. Pursuant to the tax receivable agreement entered into among the Company, the founding partners and the Ziffs at the time of the Offerings, the Company agreed to pay to the founding partners and the Ziffs 85% of the amount of tax savings actually realized by the Company.

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

Following the departure of certain former partners from the Och-Ziff Operating Group, such former partners contributed their right to receive payments under the tax receivable agreement to the Och-Ziff Operating Group. As a result, the Company now expects to pay to the remaining partners and the Ziffs approximately 82% (from 85%) of the amount of cash savings, if any,

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis discussed above. In connection with the contributions, the Company recorded a decrease in the liability for amounts payable under the tax receivable agreement of $19.6 million, a decrease of deferred income tax assets of $1.6 million related to income tax expense expected to be incurred as a result of the payments to the Och-Ziff Operating Group, an increase to the Company’s paid-in capital of $2.3 million and an increase to partners’ and others’ interests in consolidated subsidiaries of $15.7 million.

The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Och-Ziff Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon a number of factors.

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Tokyo, Bangalore and Beijing. The related lease commitments have not changed materially since December 31, 2008.

Litigation

From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject, from time to time in the ordinary course of business, to reviews, inquiries and investigations by agencies that have regulatory authority over the Company’s business activities. The Company is currently not subject to any pending judicial, administrative or arbitration proceedings that are expected to have a material impact on the Company’s results of operations or financial condition.

Investment Commitments

As of June 30, 2009, an Och-Ziff fund consolidated by the Company had a commitment to fund investments in the amount of $194.5 million. This commitment will be funded through contributions from investors in the consolidated Och-Ziff fund, as the Company is only the investment manager and not an investor in the fund. The Company expects this commitment to be funded over the next six to eight years. In addition, the Company has committed to fund a portion of the annual operating budget for a joint venture, currently approximately $4.7 million, which the Company expects to continue to fund over the remainder of 2009. The joint venture periodically returns substantially all of the capital that is contributed, as expenses incurred by the joint venture are generally reimbursed by the projects it manages.

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

13. SEGMENT INFORMATION

The Och-Ziff Funds segment represents the Company’s core business as substantially all of the Company’s operations are conducted through this segment, and is currently the Company’s only reportable segment. The Och-Ziff Funds segment provides management and advisory services to the Company’s hedge funds and separately managed accounts.

The Company’s other operations are currently comprised of its real estate business, which manages and provides advisory services to the Company’s real estate funds. Also included in other operations are investments in new businesses established to expand the Company’s private investment platforms. Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

Och-Ziff Funds Segment

Economic Income is a pre-tax measure of performance that (i) presents the results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds; (ii) presents management fees net of recurring placement and related service fees on assets under management; (iii) recognizes the full amount of deferred cash compensation as an expense on the date it is awarded irrespective of any requisite service period or deferral; and (iv) excludes the following: Reorganization expenses, equity-based compensation expense, allocations to non-equity partner interests, profit sharing, net earnings (losses) on deferred balances and investments in the Och-Ziff funds and joint ventures, gain on early retirement of debt, depreciation, changes in tax receivable agreement liability, income taxes and amounts allocated to partners’ and others’ interests in income of consolidated subsidiaries. Please see the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Economic Income of the Och-Ziff Funds segment.

Management uses Economic Income of the Och-Ziff Funds segment to evaluate the financial performance of and make operating decisions for the Och-Ziff Funds segment. Management believes that investors should review the same performance measure that it uses to analyze the Company’s core business performance.

The following table presents Economic Income of the Och-Ziff Funds segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Economic Income Revenues
Management fees	$84,523	$145,323	$176,947	$290,287
Incentive income	265	1,078	265	1,110
Other revenues	231	727	445	2,230

Total Economic Income Revenues	85,019	147,128	177,657	293,627

Economic Income Expenses
Compensation and benefits	42,587	24,481	62,963	48,176
Non-compensation expenses	21,801	29,397	45,894	64,504

Total Economic Income Expenses	64,388	53,878	108,857	112,680

Economic Income	$20,631	$93,250	$68,800	$180,947

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

The tables below present Economic Income of the Och-Ziff Funds, other operations and the related adjustments necessary to reconcile the Economic Income of the Och-Ziff Funds to the Company’s consolidated U.S. GAAP net loss. For a description of these adjustments, see the notes following the tables:

	Economic Income - Och-Ziff Funds	Other Operations	Reconciling Adjustments			Total Company U.S. GAAP Basis
Three Months Ended June 30, 2009			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$84,523	$1,311	$(55)	$387	(a)	$86,166
Incentive income	265	—	—	—		265
Other revenues	231	54	—	—		285
Income of consolidated Och-Ziff funds	—	8,887	—	—		8,887

Total Revenues	85,019	10,252	(55)	387		95,603

Expenses
Compensation and benefits	42,587	10,784	—	22,654	(b)(c)	76,025
Allocations to non-equity partner interests	—	—	—	4,915	(d)	4,915
Reorganization expenses	—	—	—	424,736	(e)	424,736
Profit sharing	—	—	—	308	(f)	308
Interest expense	4,060	—	—	—		4,060
General, administrative and other	17,741	1,072	—	2,319	(a)(g)	21,132
Expenses of consolidated Och-Ziff funds	—	1,134	8	—		1,142

Total Expenses	64,388	12,990	8	454,932		532,318

Other Income (Loss)
Net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures	—	(444)	—	15,727	(h)	15,283
Gain on early retirement of debt	—	—	—	2,013	(g)	2,013
Net gains (losses) of consolidated Och-Ziff funds	—	20	(395)	—		(375)

Total Other Income (Loss)	—	(424)	(395)	17,740		16,921

Income (Loss) Before Income Taxes	20,631	(3,162)	(458)	(436,805)		(419,794)
Income taxes	—	62	—	387	(g)	449

Consolidated Net Income (Loss)	$20,631	$(3,224)	$(458)	$(437,192)		$(420,243)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$7,803	$(458)	$(339,275	)(g)	$(331,930)

Net Income (Loss) Allocated to Class A Shareholders	$20,631	$(11,027)	$—	$(97,917)		$(88,313)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

	Economic Income - Och-Ziff Funds	Other Operations	Reconciling Adjustments			Total Company U.S. GAAP Basis
Three Months Ended June 30, 2008			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$145,323	$1,311	$(115)	$—		$146,519
Incentive income	1,078	—	—	—		1,078
Other revenues	727	8	—	—		735
Income of consolidated Och-Ziff funds	—	4,852	33	—		4,885

Total Revenues	147,128	6,171	(82)	—		153,217

Expenses
Compensation and benefits	24,481	752	—	26,823	(b)(c)	52,056
Allocations to non-equity partner interests	—	—	—	4,024	(d)	4,024
Reorganization expenses	—	—	—	425,584	(e)	425,584
Profit sharing	—	—	—	(597	)(f)	(597)
Interest expense	6,856	—	—	—		6,856
General, administrative and other	22,541	388	—	10,335	(g)	33,264
Expenses of consolidated Och-Ziff funds	—	634	363	—		997

Total Expenses	53,878	1,774	363	466,169		522,184

Other Income (Loss)
Net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures	—	(531)	—	1,525	(h)	994
Net gains (losses) of consolidated Och-Ziff funds	—	1,808	(1,398)	—		410

Total Other Income (Loss)	—	1,277	(1,398)	1,525		1,404

Income (Loss) Before Income Taxes	93,250	5,674	(1,843)	(464,644)		(367,563)
Income taxes	—	74	—	4,661	(g)	4,735

Consolidated Net Income (Loss)	$93,250	$5,600	$(1,843)	$(469,305)		$(372,298)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$6,583	$(1,843)	$(316,237	)(g)	$(311,497)

Net Income (Loss) Allocated to Class A Shareholders	$93,250	$(983)	$—	$(153,068)		$(60,801)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

	Economic Income - Och-Ziff Funds	Other Operations	Reconciling Adjustments			Total Company U.S. GAAP Basis
Six Months Ended June 30, 2009			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$176,947	$2,622	$(111)	$1,013	(a)	$180,471
Incentive income	265	—	—	—		265
Other revenues	445	108	—	—		553
Income of consolidated Och-Ziff funds	—	11,502	—	—		11,502

Total Revenues	177,657	14,232	(111)	1,013		192,791

Expenses
Compensation and benefits	62,963	19,470	—	45,468	(b)(c)	127,901
Allocations to non-equity partner interests	—	—	—	4,575	(d)	4,575
Reorganization expenses	—	—	—	844,685	(e)	844,685
Profit sharing	—	—	—	291	(f)	291
Interest expense	8,655	—	—	—		8,655
General, administrative and other	37,239	2,277	—	3,866	(a)(g)	43,382
Expenses of consolidated Och-Ziff funds	—	1,888	8	—		1,896

Total Expenses	108,857	23,635	8	898,885		1,031,385

Other Income (Loss)
Net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures	—	(992)	—	4,728	(h)	3,736
Gain on early retirement of debt	—	—	—	2,013	(g)	2,013
Net gains (losses) of consolidated Och-Ziff funds	—	1,589	(1,687)	—		(98)

Total Other Income (Loss)	—	597	(1,687)	6,741		5,651

Income (Loss) Before Income Taxes	68,800	(8,806)	(1,806)	(891,131)		(832,943)
Income taxes	—	103	—	3,175	(g)	3,278

Consolidated Net Income (Loss)	$68,800	$(8,909)	$(1,806)	$(894,306)		$(836,221)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$11,236	$(1,806)	$(675,484	)(g)	$(666,054)

Net Income (Loss) Allocated to Class A Shareholders	$68,800	$(20,145)	$—	$(218,822)		$(170,167)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

	Economic Income - Och-Ziff Funds	Other Operations	Reconciling Adjustments			Total Company U.S. GAAP Basis
Six Months Ended June 30, 2008			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$290,287	$2,622	$(115)	$—		$292,794
Incentive income	1,110	—	—	—		1,110
Other revenues	2,230	24	—	—		2,254
Income of consolidated Och-Ziff funds	—	4,852	34	—		4,886

Total Revenues	293,627	7,498	(81)	—		301,044

Expenses
Compensation and benefits	48,176	1,091	—	55,744	(b)(c)	105,011
Allocations to non-equity partner interests	—	—	—	2,174	(d)	2,174
Reorganization expenses	—	—	—	851,168	(e)	851,168
Profit sharing	—	—	—	(1,431	)(f)	(1,431)
Interest expense	17,673	—	—	—		17,673
General, administrative and other	46,831	722	—	11,486	(g)	59,039
Expenses of consolidated Och-Ziff funds	—	994	363	—		1,357

Total Expenses	112,680	2,807	363	919,141		1,034,991

Other Income (Loss)
Net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures	—	(4,600)	—	430	(h)	(4,170)
Net gains (losses) of consolidated Och-Ziff funds	—	902	(1,405)	—	(g)	(503)

Total Other Income (Loss)	—	(3,698)	(1,405)	430		(4,673)

Income (Loss) Before Income Taxes	180,947	993	(1,849)	(918,711)		(738,620)
Income taxes	—	207	—	7,754	(g)	7,961

Consolidated Net Income (Loss)	$180,947	$786	$(1,849)	$(926,465)		$(746,581)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$5,579	$(1,849)	$(421,392	)(g)	$(417,662)

Net Income (Loss) Allocated to Class A Shareholders	$180,947	$(4,793)	$—	$(505,073)		$(328,919)

The following is a summary of the adjustments made to the U.S. GAAP net loss for the Och-Ziff Funds segment to arrive at Economic Income for the segment:

Funds Consolidation. Economic Income for the Och-Ziff Funds segment reflects management fees and incentive income earned from each of the Company’s hedge funds and separately managed accounts, excluding the Company’s domestic real estate funds which are included within the Company’s other operations. The impacts of consolidation and the related eliminations of the Och-Ziff funds are not included in Economic Income.

Other Adjustments. Economic Income is calculated by:

(a)	presenting management fees net of recurring placement and related service fees on assets under management, as management considers these fees a reduction in management fees, not an expense.

(b)	recognizing deferred cash compensation expense in full in the period in which it is awarded, as management determines the total amount of compensation based on the Company’s performance in the year of the award.

(c)	excluding equity-based compensation expense, as management does not consider these non-cash expenses when evaluating Economic Income for the Och-Ziff Funds segment.

(d)

excluding allocations to non-equity partner interests. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Company’s non-equity founding partners for periods prior to

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2009

the Reorganization. For these periods, allocations to the founding partners, other than Mr. Och, were treated as expenses for U.S. GAAP purposes. Following the Reorganization, only allocations related to earnings on previously deferred incentive income allocations to non-equity partner interests are incurred and these expenses are excluded from Economic Income.

(e)	excluding Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the founding partners and the Ziffs prior to the Reorganization into Och-Ziff Operating Group A Units.

(f)	excluding the profit sharing expenses related to the Ziffs’ interest in the Company. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Ziffs for periods prior to the Reorganization. Following the Reorganization, only profit sharing expenses related to the allocation of earnings on previously deferred incentive income allocations to the Ziffs are incurred and these expenses are excluded from Economic Income.

(g)	excluding depreciation, changes in the tax receivable agreement liability, gain on early retirement of debt, income taxes and amounts allocated to partners’ and others’ interests in income of consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment.

(h)	excluding the net earnings (losses) on deferred balances and investments in Och-Ziff funds, as these amounts primarily relate to earnings (losses) on amounts due to affiliates for deferred incentive income previously allocated to the founding partners and the Ziffs, and earnings (losses) on amounts due to employees under deferred cash compensation arrangements that are indexed to the returns of certain funds.

Substantially all of the Company’s revenues are earned from the Och-Ziff funds. For the three months ended June 30, 2009, the Company recorded revenues of $26.0 million, $12.0 million and $10.2 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the three months ended June 30, 2008, the Company recorded revenues of $39.4 million, $26.4 million, $19.0 million and $16.7 million from four individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the six months ended June 30, 2009, the Company recorded revenues of $52.4 million, $29.4 million and $20.1 million from three individual Och-Ziff funds within the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the six months ended June 30, 2008, the Company recorded revenues of $77.3 million, $52.6 million, $38.1 million and $33.3 million from four individual Och-Ziff funds within the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues.

14. SUBSEQUENT EVENTS

The Company has evaluated events that have occurred since June 30, 2009 and through August 4, 2009 (the date of this filing), and it has determined that no events have occurred that would require recognition or additional disclosures in these interim unaudited consolidated financial statements to prevent them from being misleading.

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

Business Overview

We are a leading global alternative asset management firm with offices in New York, London, Hong Kong, Tokyo, Bangalore and Beijing. We provide investment management services to our various hedge funds and separately managed accounts on behalf of a diverse group of institutional investors worldwide, including funds-of-funds, pension and profit-sharing funds, foundations, university endowments and other financial institutions. We were founded in 1994 by Daniel Och in partnership with the Ziffs with the goal of building an enduring, world class investment management business. Since our inception, we have managed our business with a global perspective, taking advantage of investment opportunities wherever they arise. We have been among the pioneers of the hedge fund industry in building out a global investment platform, with 358 employees, including approximately 130 investment professionals, worldwide.

In November 2007, we completed our initial public offering, or “IPO,” of 36 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC. We refer to the IPO and the private share sale to DIC Sahir collectively as the “Offerings.” The Offerings strengthened our brand visibility globally while also providing us with the added capital to pursue growth opportunities. Our founding partners, including Daniel Och, and the Ziffs reinvested substantially all of their $1.6 billion in after-tax proceeds from the Offerings into the OZ Global Special Investments Master Fund, the primary vehicle by which we expect to grow our private investments business.

Factors Affecting Our Business

As a global alternative asset manager, our business is affected by several factors, including: economic conditions in the United States, Western Europe, Asia and elsewhere in the world; the strength and liquidity of the U.S. and global capital markets; the strength of the alternative asset management industry, including the amount of capital invested in, and withdrawn from, alternative investments; and our investment performance on both an absolute and relative basis and the related impact on our ability to attract new capital.

During the second quarter of 2009, economic conditions in the U.S. appeared to stabilize with some economic data showing positive signs, although the broader economy continued to show inherent signs of weakness. The equity markets rallied globally during April and May, further advancing the rally that began in March, before moderating in June. The credit markets globally continued to strengthen and liquidity improved, leading to a substantial amount of new issue activity as corporations began to recapitalize their balance sheets.

Fundamentals in the hedge fund industry improved during the 2009 second quarter, and the industry experienced its first quarterly net increase in capital since the second quarter of 2008. Investment performance was generally strong in response to the more favorable market environment and less competition for investment opportunities. Industry redemptions remained elevated, although they moderated further from first quarter levels. The redemption cycle appears to be largely over for the industry as a whole, although there may be some level of additional redemptions in the second half of 2009 as the cycle tapers off. New capital flows are very slowly beginning to return to the industry. It may still take some time, however, for those inflows to become meaningful as institutional investors continue to have residual liquidity needs and assess how they will re-balance their portfolios and re-invest their capital.

During the second quarter of 2009, our funds delivered strong absolute returns in every month of the quarter. Our investment performance benefitted from our multi-strategy approach, which gives us the ability to capitalize on investment opportunities in a number of asset classes globally. We were not, however, immune to the redemption dynamics affecting the hedge fund industry as a whole, and experienced $2.1 billion in net capital outflows during the quarter. While our redemptions declined substantially from first quarter levels, we believe that they were once again higher in the second quarter due to residual investor demand for liquidity, we believe arising from the continued effect of funds that imposed gates. We provided, and continue to provide, liquidity to our fund investors in accordance with the pre-defined terms of our funds.

Our ability to grow revenues and expand our business is dependent upon attracting new assets under management from existing and new investors. The current environment presents unique opportunities because the market dislocation affected such a broad range of asset classes around the world. We also believe that the competitive landscape has changed in important ways due to the consolidation and contraction that have occurred both within the hedge fund industry and in the financial services industry since the beginning of 2008. Both the expanding opportunity set and the more fragmented competitive landscape are positive factors for our business. Finally, we believe investors place a premium on global institutional asset managers like us that have a long, positive track record, a strong business infrastructure, a multi-strategy approach, provide transparency to fund investors and have significant capital to deploy when the right opportunities arise. We believe that investors will incorporate their experiences with individual funds throughout the financial crisis into their decision-making, and this will take advantage of our strengths.

There are several elements which are integral to our business that we believe are differentiating competitive strengths. As such, we view these elements as important to our ability to attract new assets under management over time:

•

Well established investment performance track record and strong investment returns. We are a leading, global alternative asset manager with a track record spanning fifteen years. We have demonstrated our ability to generate consistent, positive, absolute returns and preserve fund investor capital across market cycles. During the first half of 2009, we continued to outperform the major equity indices globally and we believe our investment performance record positions us to gain a greater share of capital inflows as the markets recover and institutional investors increase their demand for hedge fund products. Historically, this demand has been driven by several factors, including the pursuit of higher returns compared to those generated by traditional equity and fixed income strategies, the desire to increase diversification and selecting asset managers who generate investment returns with low volatility and that have a low correlation to the broader equity markets.

•

Multi-strategy approach. We have a highly-diversified business model and pursue five core investment strategies globally. Within each of our portfolios we allocate capital dynamically amongst these strategies based on where we see the best investment opportunities. Our investment strategies are not dependent on large directional moves in the markets broadly or in any one sector or strategy. Moreover, we do not invest capital based on pre-determined allocations by geography, asset class or industry sector, but rather by where we see the best opportunities. Our approach seeks to ensure that investments are diverse and sized appropriately relative to risk/return.

•

Disciplined investment and risk management processes. We maintain a disciplined focus on the investment and risk management processes that have been central to our business since inception. We generally make investments where our analytical processes lead us to believe that we have expertise and a competitive advantage, and then only in positions for which we believe the risks are reasonable and manageable. Our risk management principles and practices are a key element of our daily investment processes, and we focus significant attention to actively managing the risk in our portfolios.

•

Low use of leverage. Historically, we have generated investment returns without the extensive use of leverage, and we will continue to manage our business with a consistent and disciplined focus on generating consistent, positive, absolute returns and preserving investor capital.

•

Infrastructure and transparency. We provide fund investors with the infrastructure and transparency that they consider important in their determination of alternative asset managers with which to invest.

•

Global presence. We have a diversified global alternative investment platform. Our global presence, respected brand name and financial and intellectual capital enable us to identify and quickly respond to investment opportunities. As markets continue to stabilize, we believe that there is significant potential for us to further develop our private investment platforms to capitalize on emerging markets, real estate, energy and alternative energy. We believe that these asset classes will be drivers of long-term growth in our assets under management.

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

We typically accept new investors and additional investments from existing investors into our funds on a monthly basis on the first day of each month. Investors in our funds (other than investors in special investments, certain real estate funds and other new businesses) have the right to redeem their interests in a fund, generally on a quarterly basis (although some investors may redeem their interests in a fund annually), following an initial lock-up period of one to three years. The lock-up requirements for the funds may generally be waived or modified in the sole discretion of the fund’s general partner or board of directors, as applicable. The ability of investors to contribute capital to and redeem capital from our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ investment performance due to the reinvestment of fund profits and impact of fund losses. Fluctuations in assets under management due to investor contributions and redemptions, and resulting from fund performance, directly impact the revenues we earn from management fees and incentive income.

As our assets under management fluctuate, our revenues from management fees fluctuate. Management fee rates typically range from 1.5% to 2.5% of assets under management annually and currently average approximately 1.7%, taking into account non-fee paying assets under management. Management fees are calculated on a quarterly basis, based on assets under management as of the first day of each quarter. Capital contributions made during a quarter are charged a pro rata management fee. Requests for redemptions submitted during a quarter generally are paid on the first day of the following quarter. Accordingly, quarterly redemptions generally will have no impact on management fees during the quarter in which they are submitted. Instead, these redemptions will decrease assets under management as of the first day of the following quarter, which reduces management fees for that quarter. In addition, annual fund investment performance determines the amount of incentive income we will earn, because generally we earn 20% of any net profits earned by the funds on an annual basis.

Accordingly, our revenues are directly impacted by the value of our assets under management. Management fees are directly impacted by any increase or decrease in our assets under management, whether due to investor capital flows or fund investment performance, while incentive income is directly impacted by our funds’ performance and indirectly impacted by increases and decreases in assets under management. To the extent that our assets under management change, our total revenues will change. For example, a $1 billion increase or decrease in assets under management would generally increase or decrease annual management fees by approximately $17 million, assuming no material changes in current average management fee rates and taking into account non-fee paying assets under management. If net profits attributable to a fee-paying fund investor were $1 billion, we generally would earn incentive income equal to $200 million, assuming no change in current incentive income rates. For most of our funds, there is a one-year high-water mark in years when our funds experience negative investment performance. Generally, if the high-water mark is not recouped during the year following the loss, the high-water mark is eliminated, allowing us to earn incentive income during the second year following the loss, even if the full amount of the investor’s prior year’s loss had not been recouped. If the high-water mark is recouped during the year, we would then be able to earn incentive income during that year on net profits in excess of the high-water mark.

Information with respect to our assets under management throughout this quarterly report, including the tables set forth in this discussion and analysis, includes deferred balances, which are made up of incentive income receivables from our offshore funds that were deferred prior to the Offerings, and investments by us, our partners and certain other affiliated parties. Prior to the IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other affiliated parties, including the reinvestment by our founding partners of the after-tax proceeds from the Offerings, other than the reinvestment by our founding partners of deferred balances. As of June 30, 2009, approximately 11% of our assets under management represented investments by us, our partners and certain other affiliated parties in our funds and the deferred balances. As of this date, approximately 38% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to deferred balances and pre-IPO investments by our founding partners and other related parties.

Revenues

We generate revenue through two principal sources: management fees and incentive income. The amount of revenues earned from those sources is directly related to the amount of our assets under management and the investment performance of our funds. Management fees are directly impacted by any increase or decrease in our assets under management, while incentive income is impacted by our funds’ performance and any increase or decrease in assets under management. To the extent that our assets under management decrease due to investor withdrawals or performance, our total revenues will decrease.

•	Management fees. We earn management fees as follows:

Hedge Funds and Managed Accounts. Management fees range from 1.5% to 2.5% annually of assets under management. Management fees are generally paid to us on a quarterly basis, at the beginning of the quarter, based on assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues each quarter are influenced by changes in the opening balances of assets under management, the management fee rates charged on new capital compared with the rates on capital that is redeemed, and the relative magnitude and timing of inflows and redemptions during the respective quarter.

Real Estate Funds. Management fees from the Och-Ziff real estate funds are generally charged at an annual rate of 1.5% of the total capital commitments during the original investment period (through October 31, 2009) and 1.5% of invested capital thereafter. Management fees are generally paid to us on a quarterly basis, at the beginning of the quarter, and are prorated for changes in capital commitments throughout the original investment period and invested capital thereafter.

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

Expenses

Our operating expenses consist of compensation and benefits; interest expense; and general, administrative and other expenses.

•

Compensation and benefits. Compensation and benefits is comprised of salaries and benefits, guaranteed and discretionary cash bonuses and equity-based compensation in the form of Class A restricted share units, or “RSUs”. Generally, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses comprising a large portion of total compensation and benefits expense. These cash bonuses are funded by total annual revenue, which includes any incentive income earned in a calendar year. In the second quarter of 2009, we estimated the amount of discretionary cash bonuses that we currently expect to pay our employees at year-end. We began to accrue for this estimated expense as a result of several factors, including strong year-to-date investment performance in our funds in a year with high-water marks in effect and the need to maintain a competitive compensation structure. The remainder of the bonus estimate will be expensed over the next two quarters of this year. The estimate, and therefore the amount of the accrual, may fluctuate during the remainder of 2009 as discretionary cash bonuses are based on total annual revenue, which is influenced by, among other things, our funds’ investment performance, the level of assets under management, and global economic and market conditions. As we have done historically, we will determine the actual amount of annual discretionary cash bonuses in the fourth quarter of this year. Accordingly, the 2009 second quarter accrual may not be indicative of either the total expense that may be accrued during the last two quarters of 2009 or the actual cash bonuses paid in the 2009 fourth quarter.

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

Prior to the Reorganization, income allocations to our founding partners other than Mr. Och and the Ziffs on their interests in our business were recorded as allocations to non-equity partners and profit sharing expenses, respectively. As part of the Reorganization, these interests were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash charges that we have recorded within Reorganization expenses in our consolidated statements of operations. The estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our founding partners are expected to be approximately $1.7 billion per year from 2009 through 2011 and $1.5 billion in 2012.

Expenses recorded as expenses of consolidated Och-Ziff funds consist of interest expense, dividend expense, stock loan fees and other expenses.

Other Income (Loss)

Our other income (loss) consists of (i) net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures, (ii) gain on early retirement of debt; and (iii) net gains (losses) of consolidated Och-Ziff funds.

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

•

Gain on Early Retirement of Debt. Gain on early retirement of debt consists of the gain realized upon the early retirement of $5 million of our term loan that occurred during the second quarter of 2009.

•

Net Gains (Losses) of Consolidated Och-Ziff Funds. Net gains (losses) of consolidated Och-Ziff funds consist of realized and unrealized gains and losses on investments held by the consolidated Och-Ziff funds.

Income Taxes

The computation of the effective tax rate and provision for each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of June 30, 2009. The estimates and judgments used to compute the provision for income taxes may change as new events occur, additional information is obtained or the tax laws and regulations change.

Members of the United States Congress have introduced legislation in the current session of Congress that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules.

On June 8, 2009, a Congressman from Vermont introduced legislation that would tax as corporations publicly-traded partnerships that directly or indirectly derive any income from certain investment adviser or asset management services. The enactment of this legislation would preclude us from qualifying for treatment as a partnership for U.S. tax purposes because we derive income indirectly from those investment advisor and asset management services.

On April 2, 2009, a member of the House Ways and Means Committee introduced legislation that would tax the income allocated to a partner in respect of an “investment services partnership interest” as ordinary income, and would cause such income to be treated as nonqualifying income under the publicly-traded partnership rules. The term “investment services partnership interest” as defined in the proposed legislation encompasses the incentive income we derive from our interests in certain partnerships; therefore, if this legislation, or similar legislation, were enacted, our receipt of incentive income may prevent Och-Ziff Capital Management Group LLC from qualifying for treatment as a partnership for U.S. tax purposes.

Similar legislation has been proposed in previous sessions of Congress, and the budget outline and 2010 revenue proposals released by President Obama’s administration also included a provision for taxing incentive income as ordinary income. See “Item 1A. Risk Factors—Risks Related to Taxation— Members of the United States Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules and treat certain of our offshore funds as domestic corporations. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.” in our Annual Report for information on other legislation, including legislation introduced in the previous session of Congress addressing these issues.

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

Partners’ and others’ interests in income of consolidated subsidiaries represents ownership interests held by parties other than us and is primarily made up of: (i) Och-Ziff Operating Group A Units held by our founding partners and the Ziffs; and (ii) fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in this item related to the Och-Ziff Operating Group A Units are driven by the earnings or losses of the Och-Ziff Operating Group, and prior to the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”) on January 1, 2009, losses were allocated to such units to the extent that cumulative losses did not reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. Subsequent to the adoption of SFAS 160, we no longer absorb losses when cumulative losses reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. See “—Recently Adopted Accounting Pronouncements” for additional information regarding the adoption of SFAS 160. Increases or decreases in this item related to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings or losses of the consolidated Och-Ziff funds.

Assets Under Management And Fund Performance

Assets Under Management

Our assets under management include deferred balances, amounts invested by us and certain amounts invested by our founding partners and other affiliated parties for which we charge no management fees and receive no incentive income. As of June 30, 2009, approximately 11% of our assets under management represented investments by us, our partners and certain other affiliated parties in our funds and the deferred balances. As of this date, approximately 38% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to deferred balances and pre-IPO investments by our founding partners and other related parties. In addition, we calculate management fees based on assets under management at the beginning of the period. The amounts presented below are net of management fees and incentive income, and are presented as of the end of the period. Accordingly, the assets under management presented in the following table are not the amounts used to calculate management fees for the respective periods.

The following table sets forth assets under management of our most significant funds (by asset size):

	June 30,
	2009	2008
	(dollars in thousands)
OZ Master Fund	$14,447,472	$19,986,528
OZ Europe Master Fund	$2,960,415	$6,402,827
OZ Asia Master Fund	$1,392,700	$3,789,145
OZ Global Special Investments Master Fund	$1,939,872	$2,067,197

Assets under management presented in this table do not include assets under management related to our real estate funds, the separate accounts we manage on behalf of certain institutions or certain other funds, which collectively were approximately $1.2 billion and $1.4 billion as of June 30, 2009 and 2008, respectively.

The table below sets forth the changes to our assets under management and weighted-average assets under management. The weighted-average assets under management excludes the impact of second-quarter performance-related appreciation (depreciation) for the periods presented, as these amounts do not impact management fees calculated for such periods. Management fees are calculated on a quarterly basis, based on assets under management as of the first day of each quarter. Capital contributions made during a quarter are charged a pro rata management fee.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Balance-beginning of period	$22,601,156	$33,261,286	$26,954,606	$33,387,455
Net flows	(2,135,924)	(31,521)	(7,222,046)	231,728
Appreciation (depreciation)	1,454,329	388,607	2,187,001	(811)

Balance-end of period	$21,919,561	$33,618,372	$21,919,561	$33,618,372

Weighted-average assets under management	$20,422,890	$33,045,273	$21,224,255	$33,246,711

Our assets under management declined substantially year-over-year due to redemptions of fund investor capital, investment losses and write-downs in our private investments, which were driven by the extremely difficult global capital market conditions during 2008, particularly during the second half of the year.

In the first half of 2009, our funds experienced performance-related appreciation of $2.2 billion and net investor outflows of $7.2 billion, which were comprised of $423.5 million of inflows and $7.6 billion of outflows. The outflows were driven principally by fourth quarter 2008 redemption requests paid on January 1, 2009 of $5.0 billion and first quarter 2009 redemption requests paid on April 1, 2009 of $2.3 billion. Our fund investors, primarily our fund-of-fund investors, continued to re-balance, reduce or eliminate their exposures to hedge funds and the capital markets generally in response to challenging market conditions in the January and February 2009, and to meet liquidity requirements resulting from investment losses they sustained in the second half of 2008. In addition, our redemptions were adversely impacted because we provided liquidity in accordance with the pre-defined terms of our funds in an environment where many other hedge funds maintained or imposed new constraints on investor redemptions. In the first half of 2008, our funds experienced performance-related depreciation of $811 thousand and net investor inflows of $231.7 million, which were comprised of $3.0 billion of inflows and $2.8 billion of outflows.

Estimated assets under management as of August 1, 2009 were $21.5 billion, a decrease of approximately $400 million from June 30, 2009, as a result of net investor outflows of $1.1 billion from July 1, 2009 to August 1, 2009, offset by performance-related appreciation of approximately $700 million.

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

	Net Return for the Three Months Ended June 30,		Net Return for the Six Months Ended June 30,
	2009	2008	2009	2008
OZ Master Fund	7.6%	1.6%	12.3%	0.8%
OZ Europe Master Fund	7.2%	2.2%	7.0%	0.4%
OZ Asia Master Fund	8.5%	-2.5%	13.2%	-5.1%
OZ Global Special Investments Master Fund	2.9%	0.7%	3.6%	0.1%

For the first half of 2009, performance-related appreciation was due primarily to improved investment opportunities globally in long/short equities, convertible arbitrage, and credit, all of which are core strategies in our master funds.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Revenues
Management fees	$86,166	$146,519	$180,471	$292,794
Incentive income	265	1,078	265	1,110
Other revenues	285	735	553	2,254
Income of consolidated Och-Ziff funds	8,887	4,885	11,502	4,886

Total Revenues	95,603	153,217	192,791	301,044

Expenses
Compensation and benefits	76,025	52,056	127,901	105,011
Allocations to non-equity partner interests	4,915	4,024	4,575	2,174
Reorganization expenses	424,736	425,584	844,685	851,168
Profit sharing	308	(597)	291	(1,431)
Interest expense	4,060	6,856	8,655	17,673
General, administrative and other	21,132	33,264	43,382	59,039
Expenses of consolidated Och-Ziff funds	1,142	997	1,896	1,357

Total Expenses	532,318	522,184	1,031,385	1,034,991

Other Income (Loss)
Net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures	15,283	994	3,736	(4,170)
Gain on early retirement of debt	2,013	—	2,013	—
Net gains (losses) of consolidated Och-Ziff funds	(375)	410	(98)	(503)

Total Other Income (Loss)	16,921	1,404	5,651	(4,673)

Loss Before Income Taxes	(419,794)	(367,563)	(832,943)	(738,620)
Income taxes	449	4,735	3,278	7,961

Consolidated Net Loss	$(420,243)	$(372,298)	$(836,221)	$(746,581)

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$(331,930)	$(311,497)	$(666,054)	$(417,662)

Net Loss Allocated to Class A Shareholders	$(88,313)	$(60,801)	$(170,167)	$(328,919)

Revenues

Management fees and Incentive income. The following table sets forth the components of our management fees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Management Fees
Och-Ziff Funds segment:
Hedge funds	$83,041	$142,364	$174,034	$284,114
Managed accounts	1,482	2,959	2,913	6,173
Och-Ziff real estate funds	1,311	1,311	2,622	2,622
Eliminated in consolidation and other Economic Income adjustments	332	(115)	902	(115)

Total	$86,166	$146,519	$180,471	$292,794

Management fees decreased by $60.4 million and $112.3 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods, primarily due to the decrease in average assets under management.

Our management fees, before the impact of eliminations, were 1.7% (annualized) of our weighted-average assets under management for the three and six months ended June 30, 2009, compared to 1.8% for the three and six months ended June 30, 2008, respectively. See “—Och-Ziff Funds Segment Analysis” for a discussion of management fees earned by the Och-Ziff Funds segment before the impact of eliminations in consolidation.

Incentive income is generally recorded during the fourth quarter each year. Generally, incentive income recorded during the first three quarters of the year is related to fund investor redemptions.

Income of consolidated Och-Ziff funds. Income of consolidated Och-Ziff funds increased by $4.0 million and $6.6 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods, primarily due to increased investment activities in our real estate funds.

Expenses

Compensation and benefits. Compensation and benefits expenses increased by $24.0 million and $22.9 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods. These increases were primarily related to a $25.4 million accrual for discretionary bonuses in the second quarter of 2009. In the second quarter of 2009, we estimated the amount of discretionary cash bonuses that we currently expect to pay our employees at year-end. We began to accrue for this estimated expense as a result of several factors, including strong year-to-date investment performance in our funds in a year with high-water marks in effect and the need to maintain a competitive compensation structure. The remainder of the bonus estimate will be expensed over the next two quarters of this year. The estimate, and therefore the amount of the accrual, may fluctuate during the remainder of 2009 as discretionary cash bonuses are based on total annual revenue, which is influenced by, among other things, our funds’ investment performance, the level of assets under management, and global economic and market conditions. As we have done historically, we will determine the actual amount of annual discretionary cash bonuses in the fourth quarter of this year. Accordingly, the 2009 second quarter accrual may not be indicative of either the total expense that may be accrued during the last two quarters of 2009 or the actual cash bonuses paid in the 2009 fourth quarter. The increase resulting from the discretionary bonus accrual was offset by a reduction in salaries and benefits due to the decrease in our worldwide headcount from 447 at June 30, 2008 to 358 at June 30, 2009.

Allocations to non-equity partner interests. Allocations to non-equity partner interests increased by $891 thousand and $2.4 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods as a result of an increase in the net earnings on deferred balances, net of taxes, allocated to the pre-Reorganization non-equity partner interests. Only allocations of earnings and losses on deferred balances, net of taxes, are treated as expenses following the Reorganization.

Reorganization expenses. Reorganization expenses decreased by $848 thousand and $6.5 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods. These expenses represent the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our founding partners after the Offerings. The decrease in Reorganization expense was primarily attributable to the forfeiture of Och-Ziff Group A Units by certain former partners and subsequent reallocation to the remaining partners in the fourth quarter of 2008 and first half of 2009. The grant-date fair-value of the reallocated units was lower than the original grant-date fair value, and therefore, the Reorganization expense associated with these units decreased. The estimated future Reorganization expenses related to the amortization of the fair value of the remaining unvested Och-Ziff Operating Group A Units held by our founding partners is expected to be approximately $1.7 billion per year from 2009 through 2011 and $1.5 billion in 2012. Accordingly, we expect to continue to report a U.S. GAAP net loss in each of these years.

Profit sharing. Profit sharing expense increased by $905 thousand and $1.7 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods as a result of an increase in the earnings on deferred balances, net of taxes, allocated to the Ziffs’ pre-Reorganization profit sharing interest in our business. Only allocations of earnings and losses on deferred balances, net of taxes, are treated as expenses following the Reorganization.

Interest expense. Interest expense decreased by $2.8 million and $9.0 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods. These decreases were primarily due to the decrease in 3-month LIBOR, to which our term loan obligation was indexed, and a decrease in 1-month LIBOR, to which the note payable on our corporate aircraft is indexed. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month.

General, administrative and other expenses. The following table sets forth the components of our general, administrative and other expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(dollars in thousands)
Occupancy and equipment	$6,926	$4,314	$13,746	$8,106
Professional services	4,353	9,114	9,701	21,284
Information processing and communications	3,206	3,835	6,888	7,604
Insurance	3,185	1,614	6,346	3,117
Business development	1,701	3,446	3,468	6,364
Other expenses	1,761	2,114	4,017	3,737

	21,132	24,437	44,166	50,212
Changes in tax receivable agreement liability	—	8,827	(784)	8,827

Total General, Administrative and Other	$21,132	$33,264	$43,382	$59,039

General, administrative and other expenses decreased by $12.1 million and $15.7 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods. These decreases were driven primarily by a reduction in professional services and business development expenses, offset by higher insurance costs, and increased occupancy and equipment costs related to the expansion of leased office space in New York and London.

The decrease in changes in tax receivable agreement liability resulted from an $8.8 million increase in the liability recorded in the second quarter of 2008 driven by a change in the estimated future tax savings resulting from the sale of interests in the Och-Ziff Operating Group by our founding partners and the Ziffs at the time of the Offerings. See “—Liquidity and Capital Resources—Dividends, Distributions, Future Liquidity and Capital Needs—Tax receivable agreement” for additional information.

Expenses of consolidated Och-Ziff funds. Expenses of consolidated Och-Ziff funds increased by $145 thousand and $539 thousand for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods, primarily as a result of increased investment activities in our real estate funds.

Other Income (Loss)

Net Earnings (Losses) on Deferred Balances and Investments in Och-Ziff Funds and Joint Ventures. The following table sets forth: (i) net earnings (losses) on deferred balances; (ii) net gains on investments in Och-Ziff funds; (iii) net losses on joint ventures; and (iv) amounts eliminated in consolidation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(dollars in thousands)
Net earnings (losses) on deferred balances	$14,723	$794	$3,430	$(199)
Net gains on investments in Och-Ziff funds	1,086	791	1,415	677
Net losses on joint ventures	(444)	(531)	(992)	(4,600)
Eliminated in consolidation	(82)	(60)	(117)	(48)

Total	$15,283	$994	$3,736	$(4,170)

Net earnings on deferred balances and investments in Och-Ziff funds and joint ventures increased $14.3 million and $7.9 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods, primarily as a result of the increased earnings on deferred balances. In addition, net losses on joint ventures decreased year-over-year primarily as a result of one-time start-up costs in our African joint venture during the first quarter of 2008.

Gain on Early Retirement of Debt. Gain on early retirement of debt consists of the gain realized upon the early retirement of debt that occurred during the second quarter of 2009. In June 2009, we repurchased and retired $5.0 million of our outstanding term loan for $3.0 million, which resulted in the recognition of a gain on early retirement of debt in the amount of $2.0 million in the consolidated statements of operations.

Net gains (losses) of consolidated Och-Ziff funds. Net gains (losses) of consolidated Och-Ziff funds decreased by $785 million and increased by $405 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods, primarily due to increased investment activities in our real estate funds.

Income Taxes

Income tax expense decreased by $4.3 million and $4.7 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods. This decrease was primarily due to a decrease in the profitability of the Och-Ziff Operating Group entities, partially offset by an increase in corporate tax expense due to reduced future tax benefits resulting from lower estimated future tax rates.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, a portion of the income we earn is subject to corporate level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes includes U.S. federal, state, local and foreign taxes at an effective tax rate of -0.5% and -2.0% for the three and six months ended June 30, 2009, compared to an effective tax rate of -8.4% and -2.5% for the three and six months ended June 30, 2008. The reconciling items between our statutory rate and our effective tax rate were due to the following: (i) only a portion of the income we earn is subject to U.S. federal, state and local corporate income taxes; (ii) a portion of the income we earn is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses are non-deductible for income tax purposes.

As of and for the three and six months ended June 30, 2009 and 2008, we were not required to establish a liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

The following table sets forth the components of the net loss allocated to partners’ and others’ interests in income of consolidated subsidiaries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(dollars in thousands)
Och-Ziff Operating Group A Units	$(348,355)	$(318,281)	$(674,501)	$(418,884)
Consolidated Och-Ziff funds	7,232	4,121	9,261	2,862
Other	9,193	2,663	(814)	(1,640)

Total	$(331,930)	$(311,497)	$(666,054)	$(417,662)

Net loss allocated to partners’ and others’ interests in income of consolidated subsidiaries increased by $20.4 million and $248.4 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods. This increase was primarily related to the increase in net loss allocated to the Och-Ziff Operating Group A Units. As a result of the adoption of SFAS 160, we were not limited in the amount of loss that could be allocated to the Och-Ziff Operating Group A Units. The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units, which represent an approximately 79.8% economic interest in our business, is expected to continue to significantly reduce our net loss in future periods, as losses of the Och-Ziff Operating Group are allocated to such interests.

Och-Ziff Funds Segment Analysis

We conduct substantially all of our operations through the Och-Ziff Funds segment, our only reportable segment. Management uses Economic Income to evaluate the financial performance of and make operating decisions for the segment. Accordingly, management believes that investors should review the same performance measure that it uses to analyze the segment’s performance.

Economic Income is a pre-tax measure that (i) presents the results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds; (ii) presents management fees net of recurring placement and related service fees on assets under management; (iii) recognizes the full amount of deferred cash compensation expense on the date it is paid irrespective of any requisite service period or deferral; and (iv) excludes the following: Reorganization expenses, equity-based compensation expense, allocation to non-equity partner interests, profit sharing, net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures, gain on early retirement of debt, depreciation, changes in the tax receivable agreement liability, income taxes and amounts allocated to the founding partners and the Ziffs on their ownership interests in the Och-Ziff Operating Group (primarily Och-Ziff Operating Group A Units). For a reconciliation of Economic Income to total Company U.S. GAAP net loss for the periods presented and additional information regarding the reconciling adjustments discussed above, please see Note 13 to our consolidated financial statements included in this quarterly report.

Och-Ziff Funds Segment—Economic Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(dollars in thousands)
Economic Income Revenues
Management fees	$84,523	$145,323	$176,947	$290,287
Incentive income	265	1,078	265	1,110
Other revenues	231	727	445	2,230

Total Economic Income Revenues	85,019	147,128	177,657	293,627

Economic Income Expenses
Compensation and benefits	42,587	24,481	62,963	48,176
Non-compensation expenses	21,801	29,397	45,894	64,504

Total Economic Income Expenses	64,388	53,878	108,857	112,680

Economic Income	$20,631	$93,250	$68,800	$180,947

Economic Income Analysis

Economic Income for the Och-Ziff Funds segment decreased by $72.6 million and $112.1 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods. This decrease was driven primarily by lower assets under management on which we earned management fees and the accrual for year-end discretionary incentive compensation in the second quarter of 2009.

Economic Income Revenues

Management fees and Incentive income. Management fees for the segment decreased by $60.8 million and $113.3 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods, primarily driven by the year-over-year decrease in average assets under management.

Incentive income is generally recorded during the fourth quarter of each year. Generally, incentive income recorded during the first three quarters of the year is related to fund investor redemptions.

Economic Income Expenses

Compensation and benefits. Compensation and benefits expenses increased by $18.1 million and $14.8 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods. These increases were primarily related to a $24.6 million accrual for discretionary bonuses in the second quarter of 2009. In the second quarter of 2009, we estimated the amount of discretionary cash bonuses that we currently expect to pay our employees at year-end. We began to accrue for this estimated expense as a result of several factors, including strong year-to-date investment performance in our funds in a year with high-water marks in effect and the need to maintain a competitive compensation structure. The remainder of the bonus estimate will be expensed over the next two quarters of this year. The estimate, and therefore the amount of the accrual, may fluctuate during the remainder of 2009 as discretionary cash bonuses are based on total annual revenue, which is influenced by, among other things, our funds’ investment performance, the level of assets under management, and global economic and market conditions. As we have done historically, we will determine the actual amount of annual discretionary cash bonuses in the fourth quarter of this year. Accordingly, the 2009 second quarter accrual may not be indicative of either the total expense that may be accrued during the last two quarters of 2009 or the actual cash bonuses paid in the 2009 fourth quarter. The increase resulting from the discretionary bonus accrual was offset by a reduction in salaries and benefits due to the decrease in our worldwide headcount that occurred primarily during the first half of 2009.

Non-Compensation Expenses. The following table presents the components of our non-compensation expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(dollars in thousands)
Occupancy and equipment	$5,844	$3,515	$11,823	$6,501
Interest expense	4,060	6,856	8,655	17,673
Professional services	3,864	9,068	8,324	21,231
Insurance	3,185	1,614	6,346	3,117
Information processing and communications	2,299	3,126	5,064	6,551
Business development	1,647	3,446	3,374	6,364
Other expenses	902	1,772	2,308	3,067

Total Non-Compensation Expenses	$21,801	$29,397	$45,894	$64,504

Non-compensation expenses decreased by $7.6 million and $18.6 million for the three and six months ended June 30, 2009, compared to the corresponding 2008 periods. These decreases were driven primarily by a reduction in professional services, interest expense and business development, offset by higher insurance costs, as well increased occupancy and equipment costs related to the expansion of leased office space in New York and London. The decrease in interest expense was due to the decrease in 3-month LIBOR, to which our term loan was indexed, and a decrease in 1-month LIBOR, to which the note payable on our corporate aircraft is indexed. The LIBOR interest on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month.

Liquidity and Capital Resources

The working capital needs of our business have historically been met and continue to be met through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds and managed accounts. We currently do not incur any indebtedness to fund our on-going operations, but have outstanding indebtedness that was incurred in connection with the Reorganization and to refinance the note payable on our corporate aircraft. We expect that our primary working capital liquidity needs over the next 12 months will be to:

•	pay our operating expenses, primarily consisting of compensation and benefits, as well as any related tax withholding obligations, and general and administrative expenses;

•	repay borrowings and related interest expense;

•	provide capital to facilitate the growth of our existing business;

•	pay income taxes and amounts to our founding partners and the Ziffs with respect to the tax receivable agreement as discussed below;

•	make cash distributions to the holders of Och-Ziff Operating Group A Units and pay dividends to our Class A shareholders; and

•	make planned distributions of the deferred balances to our founding partners and the Ziffs as discussed below.

Our funds’ assets under management and investment performance directly impact our ability to generate management fees and earn incentive income. Management fees earned from our funds have historically been an important source of cash for our operating expenses and payments to our partners and the Ziffs with respect to their interests in our business. Management fees generally range from 1.5% to 2.5% annually of assets under management. Management fees are paid to us at the beginning of each quarter, based on the amount of assets under management at the beginning of the quarter. Accordingly, changes in the quarterly beginning balances of fee-paying assets under management, whether due to fund investment performance or capital inflows and redemptions, together with any changes in management fee rates will generally result in changes to our management fee revenues from quarter to quarter. Net capital flows during the quarter may also impact management fees during the quarter, although the magnitude of this impact is dependent on the timing and size of the net flows and on the management fee rate associated with the capital inflows as compared to the rate associated with the capital redeemed.

In addition, the amount of assets under management and our funds’ investment performance drive how much incentive income we earn, which has been another important source of liquidity. Incentive income is typically equal to 20% of the net realized and unrealized profits earned for the calendar year that is attributable to each investor, but excludes unrealized profits on certain private investments. The only incentive income that is recognized during the first three quarters of any year relates to profits earned on fund investor redemptions during a particular quarter.

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

Investors in our funds as of December 31, 2008 generally experienced losses in 2008 resulting in a high-water mark for those investors in 2009. Accordingly, our funds’ investment performance in 2009 will have to exceed the high-water mark for each such investor in order for us to earn incentive income with respect to each such investor’s existing capital account balance in 2009. We are not required to meet any high-water marks for investors who experienced losses and subsequently redeemed all of their capital. Furthermore, any contributions from new or existing fund investors in 2009 would not be subject to any existing high-water marks in 2009.

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

Debt Obligations

Term Loan. On July 2, 2007, we entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75%. The term loan will mature in July 2012 and is secured by a first priority lien on substantially all of our assets. The term loan is payable in equal quarterly installments, which began on December 31, 2008, in an aggregate annual amount equal to 1% of the original principal amount borrowed under the term loan, and the balance will be payable upon maturity. In June 2009, we repurchased and retired $5.0 million of the outstanding balance for $3.0 million, which resulted in the recognition of a gain on early retirement of debt in the amount of $2.0 million in the consolidated statements of operations.

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

The term loan permits us to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, we are in compliance with a leverage ratio (as defined in the credit agreement) of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of June 30, 2009, we have not incurred any unsecured indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan.

The term loan also limits the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of June 30, 2009, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

Upon an event of default, subject to certain cure periods set forth in the note, the lender may declare all amounts outstanding under the note to be due and payable. The terms of the amended note also require us to make one or more prepayments of the note or post cash collateral with the lender in the event that the outstanding principal balance of the loan at any time exceeds an amount equal to 65% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender that may not be exercised more than once every 12 months.

Distributions, Future Liquidity and Capital Needs

The following table presents the cash dividends paid on our Class A Shares and the related cash distributions made on Och-Ziff Operating Group A Units held by our founding partners and the Ziffs:

Class A Shares
Payment Date	Record Date	Dividend per Share	Distributions on Och-Ziff Operating Group A Units (in thousands)
August 11, 2009 (Expected)	July 1, 2009	$0.02	$8,654
May 11, 2009	April 1, 2009	$0.05	$29,554
February 19, 2009	December 31, 2008	$0.05	$15,555

Our ability to make cash distributions to our partners and the Ziffs and pay dividends to our Class A shareholders depends on a number of factors that our Board of Directors takes into account as it may deem relevant. These factors include: revenues earned and profits generated by the Och-Ziff Operating Group; general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; our working capital requirements and anticipated cash needs; the ability of the Och-Ziff Operating Group to secure additional sources of liquidity; and contractual obligations, including payment obligations pursuant to the tax receivable agreement and our term loan. If we generate insufficient cash flows from operations to make such distributions or payments, we may need to borrow funds or sell assets, subject to existing contractual obligations. In addition, we may not be able to obtain additional financing on terms that are acceptable, if at all.

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

Tax Receivable Agreement. We have made and may in the future be required to make additional payments under the tax receivable agreement that we entered into in connection with the Offerings. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our founding partners and the Ziffs with proceeds from the Offerings, and taxable exchanges by our founding partners, or any future partners, and the Ziffs of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expense and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) at the time of the Offerings agreed to pay our founding partners and the Ziffs 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that these entities actually realize as a result of such increases in tax basis.

In connection with the departure of certain former partners, such partners contributed their right to receive payments under the tax receivable agreement to the Och-Ziff Operating Group. As a result, we expect to pay to our founding partners and the Ziffs approximately 82% (from 85%) of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of such increases in tax basis.

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

As of June 30, 2009, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group B Units in the Offerings and the exchange of Och-Ziff Operating Group A Units exchanged for Class A Shares would aggregate approximately $1.0 billion over the next 13 to 15 years, resulting in payments to our founding partners and the Ziffs of approximately $837.2 million over the same period of time. Future cash savings and related payments to our founding partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payment under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including those described below:

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

Depending upon the outcome of these factors, payments that we may be obligated to make to our founding partners and the Ziffs under the tax receivable agreement in respect of exchanges could be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement, the timing and amounts of any such actual payments are not reasonably ascertainable.

Tax Liability Distributions. In accordance with the Och-Ziff Operating Group entities’ limited partnership agreements, we may cause the applicable Och-Ziff Operating Group entities to distribute cash to its equity holders in an amount at least equal to the presumed maximum tax liabilities arising from the direct ownership of such units. The presumed maximum tax liabilities are based upon the presumed maximum income allocable to any such unit holder at the maximum combined U.S. federal, New York State and New York City tax rates. Holders of our Class A Shares may not always receive distributions at a time when our founding partners and the Ziffs are receiving distributions on their Och-Ziff Operating Group A Units, as distributions on Och-Ziff Operating Group B Units to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. Such tax distributions will take into account the disproportionate income allocation (but not a disproportionate cash allocation) to the unit holders with respect to “built-in gain assets,” if any, at the time of the Offerings. Consequently, Och-Ziff Operating Group tax distributions may be greater than if such assets had a tax basis equal to their value at the time of the Offerings.

Deferred Balances Distributions. Through 2006, we deferred collection of a certain portion of incentive income receivable from our offshore funds. As a result of a change in the method of accounting used for U.S. income tax purposes by certain of our subsidiaries, we no longer defer the collection of such receivables. We expect that all deferred balances, which as of June 30, 2009, were $354.0 million, will be paid to us over the next year. In 2008, we collected and paid 50% of the deferred balances that were outstanding as of December 31, 2006, plus the 2007 earnings on the deferred balances. In the first half of 2009, we collected and paid an amount equal to 25% of the deferred balances that were outstanding as of December 31, 2006, net of any changes in the value of the deferred balances experienced in 2008. We expect to collect and pay any remaining deferred balances in 2010. Ninety-five percent of the amount due each year is payable in January, while the remaining five percent is required to be paid upon completion of the audited financial statements of the relevant funds for the previous year. Such amounts, in turn, will be distributed to our founding partners and the Ziffs and, therefore, will not benefit our Class A shareholders.

Our Funds’ Liquidity and Capital Resources

Our funds have access to liquidity from our prime brokers and other counterparties. Additionally, our funds may have committed facilities in addition to regular financing from our counterparties. These sources of liquidity provide our funds with additional financing resources, allowing them to take advantage of opportunities in the global marketplace.

Our funds’ current liquidity position could be adversely impacted by any substantial, unanticipated investor redemptions from our funds that are made within a short time period. Capital contributions from investors in our funds generally are subject to initial lock-up periods of one to three years. Following the expiration of these lock-up periods, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 45 days prior written notice; provided however, that upon the payment of a redemption fee and upon giving 30 days prior written notice, investors with quarterly redemption rights may redeem capital during the lock-up period. These lock-ups and redemption notice periods help us to manage our liquidity position.

We also follow a diligent risk management process and regularly monitor the liquidity of our funds’ portfolios in relation to economic and market factors and the timing of potential investor redemptions. As a result of this process, we may determine to reduce exposure or increase the liquidity of our funds’ portfolios at any time, whether in response to global economic and market conditions, redemption requests or otherwise. For these reasons, we believe we will be well prepared to address market conditions and redemption requests, as well as any other events, with limited impact on our funds’ liquidity position. Nevertheless, any significant redemptions made during a single quarter could adversely affect our funds’ liquidity position, as we may determine to meet redemptions by using our funds’ available cash or selling assets (possibly at a loss). Such actions would result in lower assets under management, which would reduce the amount of management fees and incentive income we may earn. Our funds could also meet redemptions by increasing leverage, provided we are able to obtain financing on reasonable terms, if at all. We believe our funds have sufficient liquidity to meet any anticipated redemptions for the foreseeable future.

Cash Flows Analysis

Operating Activities. Net cash provided by operating activities was $215.5 million and $686.4 million for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, net cash flows from operating activities were primarily related to the collection of prior year incentive income and first-half management fees, less interest expense and other operating expenses. In addition, we collected $529.7 million of deferred balances in December 2007 and $343.9 million in the first half of 2008. These amounts were distributed to our founding partners and the Ziffs, net of taxes, in the first half of 2008; however, deferred balances, net of taxes, distributed to Mr. Och in the amount of $577.2 million are included within cash flows from financing activities. During the first half of 2009, we collected an additional $208.0 million of deferred balances, which we in turn distributed to our other founding partners and the Ziffs, net of taxes. The first half 2009 distribution of deferred balances, net of taxes, distributed to Mr. Och in the amount of $122.4 million was also recorded within cash flows from financing activities.

Investing Activities. There were no significant changes in the net cash used in investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated statements of cash flows.

Financing Activities. Net cash used in financing activities was $155.3 million and $1.1 billion for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, net cash flows from financing activities are primarily related to the dividends paid of $7.6 million and $94.9 million, respectively, to our Class A shareholders and distributions to our founding partners and the Ziffs of $45.2 million and $436.5 million, respectively, on their Och-Ziff Operating Group A Units. In addition, as discussed above, deferred balances distributed to Mr. Och, net of taxes, in the amount of $122.4 million and $577.2 million in the first half of 2009 and 2008, respectively, and distributions of 2007 pre-Reorganization income in the amount of $83.6 million in the first quarter of 2008 reduced net cash from financing activities.

Contractual Obligations

There have been no significant changes to our contractual obligations reported in our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements.

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

Discretionary Annual Cash Bonuses

Generally, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses comprising a large portion of total compensation and benefits expense. These cash bonuses are funded by total annual revenue, which includes any incentive income earned in a calendar year. In the second quarter of 2009, we estimated the amount of discretionary cash bonuses that we currently expect to pay our employees at year-end. We began to accrue for this estimated expense as a result of several factors, including strong year-to-date investment performance in our funds in a year with high-water marks in effect and the need to maintain a competitive compensation structure. The remainder of the bonus estimate will be expensed over the next two quarters of this year. The estimate, and therefore the amount of the accrual, may fluctuate during the remainder of 2009 as discretionary cash bonuses are based on total annual revenue, which is influenced by, among other things, our funds’ investment performance, the level of assets under management, and global economic and market conditions. As we have done historically, we will determine the actual amount of annual discretionary cash bonuses in the fourth quarter of this year. Accordingly, the 2009 second quarter accrual may not be indicative of either the total expense that may be accrued during the last two quarters of 2009 or the actual cash bonuses paid in the 2009 fourth quarter.

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

FASB SFAS No. 157, Fair Value Measurements (“SFAS 157”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities included in this category include listed equities and listed derivatives. As required by SFAS 157, we do not adjust the quoted price for these assets or liabilities, even in situations where we may hold a large position and a sale could reasonably impact the quoted market price. While our funds may hold Level I assets and liabilities in their portfolios, as of June 30, 2009, we did not hold any Level I assets or liabilities directly or indirectly through the consolidated funds.

•

Level II – Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives. While our funds may hold Level II assets and liabilities in their portfolios, as of June 30, 2009, we did not hold any Level II assets or liabilities directly or indirectly through the consolidated funds.

•

Level III – Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation. Assets and liabilities that are included in this category generally include general and limited partnership interests in private equity and real estate. In addition, funds not consolidated by us may hold additional types of Level III assets and liabilities, such as mezzanine funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations. As of June 30, 2009, the investments held by our consolidated funds and the deferred balances, the only assets we carry at fair value in our consolidated balance sheets, were Level III assets. While our funds may hold Level III liabilities in their portfolios, as of June 30, 2009, we did not hold any Level III liabilities directly or indirectly through the consolidated funds.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Valuation of Investments. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair value of our funds’ investments is based on observable market prices when available. Such values are based on our internal policies which may require that prices are determined based on the last sales price, the “bid,” “ask” or the “mid,” depending on the type of security. Futures and options contracts are valued based on closing market prices. Forward and swap contracts are valued based on market rates or prices obtained from recognized financial data service providers.

We, as the investment manager of the Och-Ziff funds, determine the fair value of investments that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. Such investments may be valued based on: (i) amounts invested in these investments; (ii) financial information provided by the management of these investments; (iii) information provided by third parties; (iv) the last round of financing in which new investors have participated; (v) performing comparisons with prices of comparable or similar securities; (vi) obtaining valuation-related information from issuers; (vii) assessing other analytical data and indicators of value; and/or (viii) calculating the present value of future cash flows.

Significant judgment and estimation goes into the assumptions that drive our valuation methodologies and procedures for assets that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value and the actual amounts ultimately realized could differ materially from the values estimated based on the use of these methodologies.

We have established an internal control infrastructure over the valuation of financial instruments that requires ongoing independent oversight by our financial control group as well as periodic audits by our internal audit function. These management control functions are independent of the trading and investing functions. We have also established a valuation committee, comprised of individuals who are independent of our investment professionals, that is responsible for overseeing the pricing of our funds’ investments.

We employ resources to help ensure that the financial control and internal audit groups are able to function at an appropriate quality level. We believe our internal control infrastructure utilizes an effective and appropriate level of segregation of duties. Specifically, the financial control group is responsible for establishing and monitoring compliance with valuation policies, as well as reporting compliance with these policies to our Audit Committee. Our internal audit group employs a risk-based program of audit coverage that is designed to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, internal audit meets with management to evaluate and provide guidance on the existing risk framework and control environment assessments. Within the trading and investing functions, we have established policies and procedures that relate to approval of all new transaction types, transaction pricing sources, and fair valuation hierarchy coding within our financial reporting system. The appropriate internal and external resources with technical expertise and product, market and industry knowledge, perform independent verification of prices, profit and loss review, and validation of the valuation models used in our valuation process.

The analysis used in measuring the fair value of financial instruments is generally related to the level of observable pricing inputs. For Level III inputs that are less observable, to the extent possible, procedures have been established to discuss the valuation methodology, including pricing techniques, with senior management of the trading and investing functions, to compare the inputs to observable inputs for similar positions, to review subsequent secondary market activities, and to perform comparison of actual versus projected cash flows.

As of June 30, 2009 and December 31, 2008, our only assets carried at fair value are the deferred balances and the investment holdings of consolidated Och-Ziff funds. The deferred balances and the investments held by the consolidated Och-Ziff funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the SFAS 157 hierarchy.

The following table sets forth the fair values of assets classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

Assets Recorded at Fair Value	June 30, 2009	Valuation Technique
	(dollars in thousands)
Deferred balances, at fair value	$353,958	Deferred balances are valued based on net asset value information provided by the underlying Och-Ziff funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments.
Investments, at fair value (assets of consolidated Och-Ziff funds)	244,885	Investments, which are primarily related to holdings of the real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models.

Total Level III assets, at fair value	598,843
Level III assets for which we do not bear economic exposure	(598,762)

Net Economic Exposure to Level III Assets	$81

Level III assets for which we do not bear economic exposure include: (i) deferred balances, as changes in the fair value of such receivables are offset by changes in a corresponding liability to our founding partners and the Ziffs; and (ii) substantially all of the investments of consolidated Och-Ziff funds, as substantially all of the changes in the fair values of these investments are absorbed by fund investors in these consolidated funds (i.e., partners’ and others’ interests in consolidated subsidiaries).

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

As management fees are charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of June 30, 2009 would impact management fees calculated on July 1, 2009 by approximately $8.7 million.

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

Income Taxes

We use the asset and liability method of accounting for deferred income taxes pursuant to FASB SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Under SFAS 109, a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized.

Substantially all of our deferred tax asset relates to the goodwill and other intangible assets deductible for tax purposes by Och-Ziff Corp that arose in connection with the purchase of Och-Ziff Operating Group A Units from our founding partners and the Ziffs with proceeds from the Offerings and from subsequent payments to our founding partners and the Ziffs made under the tax receivable agreement. In accordance with relevant provisions of the Internal Revenue Code, we expect to take these goodwill and other intangible deductions over the 15-year period following the Offerings and the additional 20-year loss carryforward period available to us. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.

We generated taxable income in the amount of $14.8 million in the first half of 2009 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.3 billion over the remaining 13-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred tax asset. In this regard, Reorganization expenses, allocations to non-equity partners and profit sharing expenses are considered permanent book to tax differences, and therefore, do not impact taxable income. Accordingly, while we reported net losses on a U.S. GAAP basis, and expect to continue to report a U.S. GAAP net loss through 2012, we generated income on a tax basis over these prior periods and, as of June 30, 2009, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income on a tax basis through 2012 and over the period for which estimates have been prepared in order to fully realize this deferred tax asset.

To generate $2.3 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $20.7 billion as of July 1, 2009, we would need to generate a minimum compound annual growth rate in assets under management of approximately 1.5% over the period for which the taxable income estimate relates to fully realize the deferred tax asset, assuming no performance-related growth and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred tax asset and may need to record a valuation allowance. Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred tax asset related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our founding partners and the Ziffs under the tax receivable agreement equal to approximately 82% of such amount; therefore, net earnings would only be impacted by 18% of any valuation allowance recorded against the deferred tax asset.

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

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred tax asset related to the goodwill and other intangible assets deductible for tax purposes as of June 30, 2009. We have, however, determined that we may not realize certain deferred tax credits related to our state income taxes. Accordingly, a valuation allowance in the amount of $2.6 million has been established for these credits.

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In addition, SFAS 165 requires an entity to disclose the date through which an entity has evaluated subsequent events. SFAS 165 was effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have any impact on our financial position or results of operations at the date of adoption.

In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. FSP 157-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have any impact on our financial position or results of operations at the date of adoption.

In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments for debt securities. An entity will be required to record in current period earnings an other-than-temporary impairment for debt securities if it (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis. Additionally, if a credit loss exists, and an entity does not intend to sell the impaired debt security and it is not more likely than not that the entity is not required to sell the security before recovery of its cost, the impairment is deemed other-than-temporary. Only the credit loss component is recognized in current period earnings and the remainder of the impairment amount is recognized in accumulated other comprehensive income. FSP 115-2 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 did not have any impact on our financial position or results of operations at the date of adoption.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 provides that the disclosures required annually under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, also be disclosed in interim periods. FSP 107-1 was effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have any impact on our financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires assets acquired, liabilities assumed and determinable contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related tax reserves to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) was effective for business combinations completed in periods beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have any impact on our financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS 160. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the equity section of the consolidated financial statements. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and the noncontrolling interests to be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation to be measured at fair value; and (iv) losses to be allocated to noncontrolling interest regardless of whether cumulative losses have exceeded the noncontrolling interest in the subsidiary’s capital. SFAS 160 was effective for reporting periods beginning on or after December 15, 2008. The adoption of SFAS 160 resulted in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries, including deficit amounts previously recorded within other assets) into equity at the date of adoption. In addition, as a result of the adoption of SFAS 160, we no longer absorb losses when cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interests in the subsidiary’s capital.

Future Adoption of New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 was issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 eliminates the concept of qualifying special purpose entities from U.S. GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. SFAS 166 is effective for reporting periods beginning on or after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on our financial position or results of operations at the date of adoption.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 was issued to address the effects of the removal of the concept of qualifying special purpose entities by SFAS 166, and to address concerns regarding the application of certain provisions of FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”). SFAS 167 will require a qualitative approach rather than a quantitative approach when determining the primary beneficiary of a variable interest entity. In addition, SFAS 167 will no longer consider removal rights when determining whether an entity is a variable interest entity and whether to consolidate a variable interest entity as the primary beneficiary unless those rights are held by a single party. SFAS 167 is effective for reporting periods beginning on or after November 15, 2009. We are currently evaluating the effect that the adoption of SFAS 167 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 was issued to establish the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting principles for U.S. GAAP issued by the FASB. SFAS 168 is effective for reporting periods ending on or after September 15, 2009. The adoption of SFAS 168 will require us to update references to authoritative U.S. GAAP literature to reflect the new source within the Codification.

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

Market Risk

A 10% change in the fair value of the investments held by our funds as of June 30, 2009, would result in a change of approximately $2.2 billion in our assets under management and would impact management fees calculated on July 1, 2009 by approximately $8.7 million. To the extent such change was continuing as of the end of the year, it could significantly affect our incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, primarily the British Pound Sterling and the Euro, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of June 30, 2009, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of June 30, 2009, based on our funds’ debt investments and obligations as of June 30, 2009, we estimate that the net effect on interest income and interest expense would not result in a material impact to our earnings. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of June 30, 2009, our annual interest expense will increase or decrease by approximately $234 thousand.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 13, 2009.

There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 346,882,417 Shares (comprised of 66,892,846 Class A Shares and 279,989,571 Class B Shares). The results of the vote taken at the Annual Meeting with respect to the election of the nominees to be Class II Directors were as follows:

Class II Director Nominees	For	Withheld
William C. Cobb	344,545,049	2,337,368

Jeffrey R. Leeds	344,555,813	2,326,604

David Windreich	346,767,658	114,759

The Class I and Class III directors were not up for re-election and continued in office after the Annual Meeting. Those directors are Daniel Och, Joel Frank, Allan Bufferd and Jerome P. Kenney.

In addition, a vote of the shareholders was taken at the Annual Meeting with respect to the proposal to ratify the appointment of Ernst & Young LLP, an independent registered public accounting firm, as our independent registered public accounting firm for the year ending December 31, 2009. For the purpose of such vote, 342,830,389 Shares voted in favor of such proposal, 4,032,677 Shares were voted against such proposal and 19,351 Shares abstained from voting.

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

Dated: August 4, 2009

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel Frank
Joel Frank
Chief Financial Officer