Form 10-Q
period 2009-09-30
Och-Ziff Capital Management Group LLC
filed 2009-11-04
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of October 31, 2009, there were 79,834,339 Class A Shares and 277,946,526 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

In this quarterly report, references to “Och-Ziff,” “our Company,” “the Company,” “we,” “us,” or “our” refer, unless context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP and OZ Management II LP, each a Delaware limited partnership, which collectively we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly-owned subsidiaries of Och-Ziff Capital Management Group LLC. References to our “partners” refer to the current limited partners of the Och-Ziff Operating Group entities, except where the context requires otherwise and refers to our partners at the time of a prior event or transaction being disclosed. References to our “founding partners” refer, collectively, to our founder, Mr. Daniel Och, and our other partners at the time of our initial public offering. References to the “Ziffs” refer to Ziff Brothers Investments, L.L.C. and certain of its affiliates and control persons, which, together with Mr. Och, founded our business in 1994. References to “Class A Shares” refer to our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the New York Stock Exchange. References to “Class B Shares” refer to Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly traded, are currently held solely by our partners and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares.

Forward-Looking Statements

Some of the statements under “Part 1–Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” that reflect our current views with respect to, among other things, future events and financial performance, strategies and expectations, including but not limited to statements regarding our financial performance and results, including our ability to generate returns and preserve capital and our ability to expand our investment platforms. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “opportunity,” “pipeline,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve” or the negative version of those words or other comparable words. Any forward-looking statements contained in this quarterly report are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or any other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions, including but not limited to global economic and market conditions, global business conditions, the success of government initiatives worldwide to address economic, market and business conditions, the conditions impacting the hedge fund industry, our ability to successfully compete for fund investors, professional investment talent and investment opportunity, our successful formulation and execution of business and growth strategies and our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report. In addition, the most significant of these risks, uncertainties and other factors are described in our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 12, 2009, including the factors described in “Item 1A. Risk Factors.” Other risks may be described from time to time in our news releases and other filings made under the securities laws, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made only as of the date of this document and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Assets
Cash and cash equivalents	$184,489	$81,403
Income and fees receivable	19,766	30,151
Due from affiliates	1,807	2,276
Deferred balances, at fair value	374,798	558,530
Deferred income tax asset	1,007,490	980,788
Other assets, net (includes investments in Och-Ziff Funds of $10,142 and $22,356, respectively)	102,646	138,225
Assets of consolidated Och-Ziff funds:
Investments, at fair value	284,398	208,508
Other assets of Och-Ziff funds	667	1,127

Total Assets	$1,976,061	$2,001,008

Liabilities and Shareholders’ Deficit
Liabilities
Due to affiliates	$1,212,364	$1,388,183
Debt obligations	754,289	764,889
Profit sharing payable	10,846	16,500
Other liabilities	86,908	52,572
Liabilities of consolidated Och-Ziff funds:
Other liabilities of Och-Ziff funds	16	—

Total Liabilities	2,064,423	2,222,144

Commitments and Contingencies (Note 12)
Shareholders’ Deficit
Class A Shares, no par value, 1,000,000,000 shares authorized, 79,830,851 and 76,279,134 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 277,946,526 and 279,989,571 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	—	—
Paid-in capital	1,409,607	1,137,161
Retained deficit	(1,826,785)	(1,567,305)
Accumulated other comprehensive income	(48)	37

Shareholders’ deficit attributable to Class A shareholders	(417,226)	(430,107)
Partners’ and others’ interests in consolidated subsidiaries	328,864	208,971

Total Shareholders’ Deficit	(88,362)	(221,136)

Total Liabilities and Shareholders’ Deficit	$1,976,061	$2,001,008

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share amounts)
Revenues
Management fees	$88,127	$148,976	$268,598	$441,770
Incentive income	3,071	4,373	3,336	5,483
Other revenues	355	925	908	3,179
Income of consolidated Och-Ziff funds	10,127	2,768	21,629	7,654

Total Revenues	101,680	157,042	294,471	458,086

Expenses
Compensation and benefits	64,074	50,377	191,975	155,388
Allocations to non-equity partner interests	8,052	(3,039)	12,627	(865)
Reorganization expenses	417,486	425,585	1,262,171	1,276,753
Profit sharing	663	(305)	954	(1,736)
Interest expense	2,168	7,118	10,823	24,791
General, administrative and other	40,687	24,732	84,069	83,771
Expenses of consolidated Och-Ziff funds	880	1,043	2,776	2,400

Total Expenses	534,010	505,511	1,565,395	1,540,502

Other Income (Loss)
Net earnings (losses) on deferred balances	20,840	(18,776)	24,270	(18,975)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	730	(2,049)	1,036	(6,020)
Gain on early retirement of debt	—	—	2,013	—
Net gains (losses) of consolidated Och-Ziff funds	(47)	1,290	(145)	787

Total Other Income (Loss)	21,523	(19,535)	27,174	(24,208)

Loss Before Income Taxes	(410,807)	(368,004)	(1,243,750)	(1,106,624)
Income taxes	(20,889)	14,735	(17,611)	22,696

Consolidated Net Loss	$(389,918)	$(382,739)	$(1,226,139)	$(1,129,320)

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$(309,891)	$(313,295)	$(975,945)	$(730,957)

Net Loss Allocated to Class A Shareholders	$(80,027)	$(69,444)	$(250,194)	$(398,363)

Net Loss Per Class A Share
Basic	$(1.02)	$(0.94)	$(3.23)	$(5.37)

Diluted	$(1.06)	$(1.07)	$(3.25)	$(5.37)

Weighted-Average Class A Shares Outstanding
Basic	78,818,314	74,138,572	77,398,416	74,138,572

Diluted	387,874,793	385,238,096	387,719,637	74,138,572

Dividends Paid per Class A Share	$0.02	$0.11	$0.12	$1.39

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Income
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Deficit
				(dollars in thousands)
As of December 31, 2008	76,279,134	279,989,571	$1,137,161	$(1,567,305)	$37	$208,971	$(221,136)
Cash dividends declared on Class A Shares	—	—	—	(9,203)	—	—	(9,203)
Dividend equivalents on restricted share units	—	—	83	(83)	—	(a )	—
Share-based compensation	1,578,765	—	15,559	—	—	69,863	85,422
Och-Ziff Operating Group A Unit transactions and cancellation of related Class B Shares (See Note 3)	1,972,952	(2,043,045)	172	—	—	11,476	11,648
Contribution of right to future payments under tax receivable agreement (See Note 12)	—	—	2,266	—	—	15,734	18,000
Acquisition of partners’ and others’ interests in consolidated subsidiaries	—	—	(2)	—	—	(9)	(11)
Impact of amortization of Reorganization charges to capital	—	—	254,368	—	—	1,007,803	1,262,171
Capital contributions	—	—	—	—	—	88,456	88,456
Capital distributions	—	—	—	—	—	(97,155)	(97,155)
Comprehensive income:
Consolidated net loss	—	—	—	(250,194)	—	(975,945)	(1,226,139)
Foreign currency translation adjustment	—	—	—	—	(85)	(330)	(415)

Total comprehensive income							(1,226,554)

As of September 30, 2009	79,830,851	277,946,526	$1,409,607	$(1,826,785)	$(48)	$328,864	$(88,362)

(a)	The dividend equivalents on restricted share units impacted partners’ and others’ interests in consolidated subsidiaries by increasing the paid-in capital component and increasing the retained deficit component of partners’ and others’ interests in consolidated subsidiaries each by $332 thousand.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(1,226,139)	$(1,129,320)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reorganization expenses	1,262,171	1,276,753
Amortization of share-based compensation	86,069	67,721
Amortization of deferred compensation	5,470	9,004
Depreciation and amortization	6,272	4,821
Gain on early retirement of debt	(2,013)	—
Deferred income taxes	(25,235)	(3,426)
Operating cash flows due to changes in:
Income and fees receivable	10,385	631,552
Due from affiliates	469	(1,690)
Deferred balances, at fair value	183,734	362,829
Other assets, net	35,370	(7,218)
Assets of consolidated Och-Ziff funds	(75,430)	(72,221)
Due to affiliates	(44,302)	(287,892)
Profit sharing payable	(5,654)	(53,630)
Other liabilities	34,569	(41,374)
Liabilities of consolidated Och-Ziff funds	16	—

Net Cash Provided by Operating Activities	245,752	755,909

Cash Flows from Investing Activities
Loan to joint venture partners	(2,351)	(11,870)
Repayment of loan to joint venture partners	—	11,870
Investments in joint ventures	(4,808)	(10,720)
Return of investments in joint ventures	3,730	—
Collateral deposit on aircraft loan	(2,009)	—
Purchases of fixed assets	(1,123)	(7,416)

Net Cash Used in Investing Activities	(6,561)	(18,136)

Cash Flows from Financing Activities
Withholding taxes paid on vested Class A restricted share units	(649)	—
Repayments of debt obligations	(8,587)	(219)
Och-Ziff Operating Group capital distributions declared prior to the Reorganization	(122,422)	(660,793)
Dividends on Class A Shares	(9,203)	(103,053)
Partners’ and others’ interests in consolidated subsidiaries contributions	88,456	114,327
Partners’ and others’ interests in consolidated subsidiaries distributions	(83,700)	(547,580)

Net Cash Used in Financing Activities	(136,105)	(1,197,318)

Net Increase (Decrease) in Cash and Cash Equivalents	103,086	(459,545)
Cash and Cash Equivalents, Beginning of Period	81,403	614,159

Cash and Cash Equivalents, End of Period	$184,489	$154,614

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period:
Interest	$10,307	$28,729

Income taxes	$(5,833)	$90,818

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

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

In November 2007, the Company completed its IPO of 36 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC (collectively, the “Offerings”). The Company used the net proceeds from the Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the founding partners and Ziff Brothers Investments, L.L.C. (the “Ziffs”), who collectively held all of the interests in the Och-Ziff Operating Group prior to the Offerings. The Company conducts substantially all of its operations through the Och-Ziff Operating Group.

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

SEPTEMBER 30, 2009

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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”) (subsequently codified into FASB Accounting Standards Codification (“FASB ASC” or the “Codification”) Topic 105). SFAS 168 was issued to establish the Codification as the single source of authoritative accounting principles for U.S. GAAP issued by the FASB. SFAS 168 was effective for reporting periods ending on or after September 15, 2009. The adoption of SFAS 168 did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) (subsequently codified into FASB ASC Topic 855). SFAS 165 addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In addition, SFAS 165 requires an entity to disclose the date through which an entity has evaluated subsequent events. SFAS 165 was effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have any impact on the Company’s financial position or results of operations at the date of adoption. See Note 14 for the required disclosure.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) (subsequently codified into FASB ASC Topic 820). FSP 157-4 provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. FSP 157-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”) (subsequently codified into FASB ASC Topic 320). FSP 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments for debt securities. An entity will be required to record in current period earnings an other-than-temporary impairment for debt securities if it (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis. Additionally, if an other-than-temporary impairment exists but an entity does not intend to sell the impaired debt security and it is not more likely than not that the entity is not required to sell the security before recovery of its cost, only the credit loss component is recognized in current period earnings and the remainder of the impairment is recognized in accumulated other comprehensive income. FSP 115-2 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”) (subsequently codified into FASB ASC Topic 825). FSP 107-1 provides that the disclosures required annually under FASB ASC Topic 825 (formerly, SFAS No. 107, Disclosure about Fair Value of Financial Instruments), also be disclosed in interim periods. FSP 107-1 was effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have any impact on the Company’s financial position or results of operations at the date of adoption. See Note 4 for the required disclosure.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) (subsequently codified into FASB ASC Topic 805). SFAS 141(R) requires assets acquired, liabilities assumed and determinable contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related tax reserves to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) was effective for business combinations completed in periods beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”) (subsequently codified into FASB ASC Topic 810). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the equity section of the consolidated financial statements. SFAS 160 also requires: (i) the amount of consolidated net income attributable to the controlling and the noncontrolling interests to be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation to be measured at fair value; and (iv) losses to be allocated to noncontrolling interest regardless of whether cumulative losses have exceeded the noncontrolling interest in the subsidiary’s capital. SFAS 160 was effective for reporting periods beginning on or after December 15, 2008. The Company’s adoption of SFAS 160 resulted in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries, including deficit amounts previously recorded within other assets) into equity at the date of adoption. In addition, as a result of the adoption of SFAS 160, the Company no longer absorbs losses when cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interests in the subsidiary’s capital. Under the methodology applied prior to the adoption of SFAS 160, the net loss allocated to Class A shareholders would have amounted to $60.7 million, or $0.77 per basic and $1.06 per diluted Class A Share, for the three months ended September 30, 2009, and $205.7 million, or $2.66 per basic and $3.25 per diluted Class A Share, for the nine months ended September 30, 2009, as partners’ and others’ interests in consolidated subsidiaries would have absorbed excess losses previously absorbed by the Company.

Future Adoption of Accounting Pronouncements

The FASB has issued various changes to the Codification that have not gone into effect as of September 30, 2009. The following is an overview of the changes relevant to the Company:

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”) (not yet incorporated into the Codification). SFAS 166 was issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 eliminates the concept of qualifying special purpose entities from U.S. GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. SFAS 166 is effective for reporting periods beginning on or after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial position or results of operations at the date of adoption.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) (not yet incorporated into the Codification). SFAS 167 was issued to address the effects of the removal of the concept of qualifying special purpose entities by SFAS 166 and to address concerns regarding the consolidation of variable interest entities. SFAS 167 will require a qualitative approach rather than a quantitative approach when determining the primary beneficiary of a variable interest entity. In addition, SFAS 167 will no longer consider removal rights when determining whether an entity is a variable interest entity and whether to consolidate a variable interest entity as the primary beneficiary unless those rights are held by a single party. SFAS 167 is effective for reporting periods beginning on or after November 15, 2009. The Company will adopt SFAS 167 on a prospective basis beginning on January 1, 2010. As a result of the adoption of SFAS 167, the Company expects to consolidate the funds it manages. The consolidation of these funds will result in the following: (i) the assets and liabilities of the funds will be included in the Company’s balance sheet; (ii) the revenues, expenses and other income (loss) of the consolidated funds will be included in the Company’s statement of operations; and (iii) management fees and incentive income earned from the funds will be eliminated in consolidation. Consolidated net income and total shareholders’ equity is expected to increase as a result of the consolidation of the funds we manage; however, the net income allocated to Class A shareholders and the balance of

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

the shareholders’ deficit attributable to Class A shareholders will not be affected. The net income allocated to partners’ and others’ interests in income of consolidated subsidiaries and the balance of partners’ and others’ interest in consolidated subsidiaries recorded within shareholders’ equity are expected to increase as a result of the consolidation of the funds the Company manages.

3. OCH-ZIFF OPERATING GROUP OWNERSHIP

As of September 30, 2009, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 20.5% from 19.2% at the time of the Offerings. This increase was as a result of (i) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”), which resulted in a reallocation of deficit capital in the amount of $1.7 million from partners’ and others’ interests in consolidated subsidiaries to the Company during the nine months ended September 30, 2009; (ii) the exchange of Och-Ziff Operating Group A Units for Class A Shares by former partners, which resulted in a reallocation of deficit capital in the amount of $2.9 million from partners’ and others’ interests in consolidated subsidiaries to the Company during the nine months ended September 30, 2009; and (iii) the forfeiture of Och-Ziff Operating Group A Units that were not subsequently reallocated to the other partners, which resulted in a reallocation of deficit capital in the amount of $17 thousand from partners’ and others’ interests in consolidated subsidiaries to the Company during the nine months ended September 30, 2009. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the vesting of RSUs or exchanges of Och-Ziff Operating Group A Units. For the nine months ended September 30, 2008, there was no change in the Company’s ownership interest in the Och-Ziff Operating Group.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

As of September 30, 2009, the Company did not have any liabilities carried at fair value. The following table summarizes the Company’s assets carried at fair value within the fair value hierarchy levels:

	Level I	Level II	Level III	Total
	(dollars in thousands)
As of September 30, 2009
Deferred balances, at fair value	$—	$—	$374,798	$374,798
Investments, at fair value	$—	$—	$284,398	$284,398

As of December 31, 2008
Deferred balances, at fair value	$—	$—	$558,530	$558,530
Investments, at fair value	$—	$—	$208,508	$208,508

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

The following table summarizes the changes in the Company’s Level III assets for the three months ended September 30, 2009:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of June 30, 2009	$353,958	$244,885	$598,843
Net earnings on deferred balances	20,840	—	20,840
Net losses of consolidated Och-Ziff funds	—	(47)	(47)
Investment purchases, net	—	39,560	39,560

As of September 30, 2009	$374,798	$284,398	$659,196

Amounts related to assets that continue to be held as of September 30, 2009:
Net earnings on deferred balances	$20,840	$—	$20,840
Net losses of consolidated Och-Ziff funds	—	(47)	(47)

Total	$20,840	$(47)	$20,793

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

The following table summarizes the changes in the Company’s Level III assets for the three months ended September 30, 2008:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of June 30, 2008	$700,231	$187,733	$887,964
Net losses on deferred balances	(18,776)	—	(18,776)
Net gains of consolidated Och-Ziff funds	—	1,290	1,290
Investment purchases, net	—	41,827	41,827

As of September 30, 2008	$681,455	$230,850	$912,305

Amounts related to assets that continue to be held as of September 30, 2008:
Net losses on deferred balances	$(18,776)	$—	$(18,776)
Net gains of consolidated Och-Ziff funds	—	1,290	1,290

Total	$(18,776)	$1,290	$(17,486)

The following table summarizes the changes in the Company’s Level III assets for the nine months ended September 30, 2009:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2008	$558,530	$208,508	$767,038
Net earnings on deferred balances	24,270	—	24,270
Net losses of consolidated Och-Ziff funds	—	(145)	(145)
Collection of deferred balances	(208,002)	—	(208,002)
Investment purchases, net	—	76,035	76,035

As of September 30, 2009	$374,798	$284,398	$659,196

Amounts related to assets that continue to be held as of September 30, 2009:
Net earnings on deferred balances	$24,270	$—	$24,270
Net losses of consolidated Och-Ziff funds	—	(145)	(145)

Total	$24,270	$(145)	$24,125

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

The following table summarizes the changes in the Company’s Level III assets for the nine months ended September 30, 2008:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2007	$1,044,284	$158,857	$1,203,141
Net losses on deferred balances	(18,975)	—	(18,975)
Net gains of consolidated Och-Ziff funds	—	787	787
Collection of deferred balances	(343,854)	—	(343,854)
Investment purchases, net	—	71,206	71,206

As of September 30, 2008	$681,455	$230,850	$912,305

Amounts related to assets that continue to be held as of September 30, 2008:
Net losses on deferred balances	$(18,975)	$—	$(18,975)
Net losses of consolidated Och-Ziff funds	—	(473)	(473)

Total	$(18,975)	$(473)	$(19,448)

As further discussed in Note 7, the Company repurchased and retired $5.0 million of the term loan outstanding during the second quarter of 2009 for approximately 60% of its carrying value. Based on this transaction, management estimates that the fair value of its term loan is approximately 60% of its carrying value as of September 30, 2009. Management believes that the carrying values of all other financial instruments presented on the consolidated balance sheets approximate their fair values.

5. VARIABLE INTEREST ENTITIES

In the ordinary course of business, the Company sponsors the formation of various entities considered to be variable interest entities (“VIEs”). These VIEs are primarily funds in which the Company serves as the general partner or the investment manager with decision making rights. VIEs consolidated by the Company are primarily funds in which kick-out or liquidation rights, if any, were not deemed to be substantive as a result of these rights being held by related parties of the Company.

The Company’s involvement with funds that are VIEs and not consolidated is limited to providing investment management services in exchange for a management fee and incentive income allocation. The Company’s exposure to loss with these entities is limited to a decrease in the management fees and incentive income allocations earned in future periods. The net assets of these VIEs were $21.5 billion and $21.0 billion as of September 30, 2009 and December 31, 2008, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

The following table sets forth the assets and liabilities of funds determined to be VIEs and consolidated by the Company as primary beneficiary:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$47,539	$39,831
Other assets of consolidated Och-Ziff funds	1,809	313

Total Assets	$49,348	$40,144

Liabilities
Liabilities of consolidated Och-Ziff funds:
Other liabilities of consolidated Och-Ziff funds	$16	$—

Total Liabilities	16	—

Shareholders’ Deficit
Partners’ and others’ interests in consolidated subsidiaries	48,771	39,624

Total Liabilities and Shareholders’ Deficit	$48,787	$39,624

The assets presented in the table above belong to the investors in those funds, are available for use only by the fund to which they belong, and are not available for use by the Company. The consolidated funds have no recourse with respect to any liability to the general credit of the Company. The Company also consolidates funds not considered to be VIEs, and therefore, the assets and liabilities of those funds are not included in the table above.

The Company’s variable interests in funds determined to be VIEs that are not consolidated relate primarily to management fees and incentive income earned from those VIEs. As of September 30, 2009 and December 31, 2008, the only assets related to these variable interests amounted to $14.3 million and $16.7 million, respectively, which are included within income and fees receivable in the Company’s consolidated balance sheets. In addition, the Company holds variable interests in certain joint ventures determined to be VIEs. The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $2.7 million and $3.3 million as of September 30, 2009 and December 31, 2008, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

6. OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,778	20,556
Computer hardware and software	17,579	17,776
Furniture, fixtures and equipment	3,182	4,139
Accumulated depreciation and amortization	(23,290)	(19,633)

Fixed assets, net	40,849	45,438
Goodwill	22,691	22,691
Investments in Och-Ziff funds	10,142	22,356
Refundable security deposits	6,827	4,740
Intangible assets, net	5,295	5,855
Prepaid expenses	4,782	13,987
Current income taxes receivable	4,722	15,668
Investments in joint ventures	2,700	3,273
Other	4,638	4,217

Total Other Assets, Net	$102,646	$138,225

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Compensation payable	$47,372	$5,385
Unearned revenues	11,547	11,172
Deferred income tax liability	10,748	19,315
Deferred rent credit	7,307	4,737
Current income taxes payable	4,443	1,932
Other	5,491	10,031

Total Other Liabilities	$86,908	$52,572

7. DEBT OBLIGATIONS

Term Loan

In June 2009, the Company repurchased and retired $5.0 million of its outstanding term loan for $3.0 million, which resulted in the recognition of a gain on early retirement of debt in the amount of $2.0 million in the consolidated statements of operations.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

Note Payable on Corporate Aircraft

On March 30, 2009, the Company amended the terms of the note payable on its corporate aircraft. The principal amount borrowed under the amended note is approximately $16.8 million, bears an annual interest rate of LIBOR plus 2.35%, is due in full at maturity on May 31, 2011 and is secured by a first priority lien on the aircraft. The terms of the amended note payable require the Company to comply with the following financial maintenance covenants in order for it to avoid an event of default:

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

8. GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Occupancy and equipment	$7,214	$5,165	$20,960	$13,271
Professional services	3,998	8,841	13,699	30,125
Information processing and communications	3,403	4,207	10,291	11,811
Insurance	3,238	1,537	9,584	4,654
Business development	1,492	3,562	4,960	9,926
Other expenses	4,425	2,102	8,442	5,839

	23,770	25,414	67,936	75,626
Changes in tax receivable agreement liability	16,917	(682)	16,133	8,145

Total General, Administrative and Other	$40,687	$24,732	$84,069	$83,771

9. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to Class A shareholders by the weighted-average number of Class A Shares outstanding for the period. In addition, 299,272 RSUs that have vested but have not been settled in Class A Shares are included in weighted-average Class A Shares outstanding in the calculation of basic and diluted EPS.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

The following table presents the computation of basic and diluted EPS for the three months ended September 30, 2009 and 2008:

	Net Earnings Applicable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended September 30, 2009
Basic EPS	$(80,027)	78,818,314	$(1.02)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	(330,405)	309,056,479		—
Class A Restricted Share Units	—	—		15,973,252

Diluted EPS	$(410,432)	387,874,793	$(1.06)

Three Months Ended September 30, 2008
Basic EPS	$(69,444)	74,138,572	$(0.94)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	(341,568)	311,099,524		—
Class A Restricted Share Units	—	—		15,876,515

Diluted EPS	$(411,012)	385,238,096	$(1.07)

The following table presents the computation of basic and diluted EPS for the nine months ended September 30, 2009 and 2008:

	Net Earnings Applicable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Nine Months Ended September 30, 2009
Basic EPS	$(250,194)	77,398,416	$(3.23)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	(1,008,280)	310,321,221		—
Class A Restricted Share Units	—	—		15,973,252

Diluted EPS	$(1,258,474)	387,719,637	$(3.25)

Nine Months Ended September 30, 2008
Basic EPS	$(398,363)	74,138,572	$(5.37)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		311,099,524
Class A Restricted Share Units	—	—		15,876,515

Diluted EPS	$(398,363)	74,138,572	$(5.37)

10. INCOME TAXES

The computation of the effective tax rate and provision at each interim period requires use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of September 30, 2009. The estimates used to compute the provision for income taxes may change as new events

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

occur, additional information is obtained or as tax laws and regulations change. Additionally, the Company does not record incentive income in its interim financial statements, other than incentive income resulting from investor redemptions during the period. Accordingly, the effective tax rate for interim periods is not indicative of the tax rate expected for a full year.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes for the three and nine months ended September 30, 2009, includes U.S. federal, state, local and foreign taxes at an approximate effective tax rate of 20.7% and 6.6%, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is subject to U.S. federal, state and local corporate income taxes; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the founding partners’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes. The change in the Company’s effective tax rate during the third quarter of 2009 was primarily due to an increase in deferred tax assets resulting from a change in future enacted tax rates at the state and local level.

As of September 30, 2009 and December 31, 2008, the Company was not required to establish a liability for uncertain tax positions.

11. RELATED PARTY TRANSACTIONS

Due to Affiliates

The following table presents the amounts included within due to affiliates:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Amounts payable under tax receivable agreement	$854,080	$857,593
Och-Ziff Operating Group distributions declared prior to the Reorganization	231,071	342,943
Allocations to non-equity partner interests payable	127,213	187,647

Total Due To Affiliates	$1,212,364	$1,388,183

As of September 30, 2009 and December 31, 2008, the amounts presented above relating to (i) Och-Ziff Operating Group distributions declared prior to the Reorganization, where Mr. Och’s distributions were treated as equity distributions, and (ii) allocations to non-equity partner interests payable, where the other founding partners’ distributions were treated as operating expenses, each represent the deferred balances payable to the Company’s partners, net of taxes. These balances relate to incentive income allocated to the founding partners and the Ziffs prior to the IPO, and are adjusted each period for earnings and losses on deferred balances, net of taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Management fees	$85,172	$144,682	$260,108	$428,681
Incentive income	$3,071	$4,373	$3,336	$5,483

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

Management Fees and Incentive Income Earned from Affiliates and Waived Fees

The Company charged management fees on investments in the Och-Ziff funds held by partners and other related parties in the amount of $4.6 million and $5.8 million for the three months ended September 30, 2009 and 2008, respectively, and $15.4 million and $17.1 million for the nine months ended September 30, 2009 and 2008, respectively. Following the Offerings, the Company continues to waive management fees and incentive income for investments made by employees (other than our partners) and certain other related parties, for amounts invested by the founding partners prior to the Offerings and for the reinvestment of deferred balances by the founding partners. As a result, management fees of $3.6 million and $5.0 million were waived during the three months ended September 30, 2009 and 2008, respectively, and $10.2 million and $15.8 million were waived during the nine months ended September 30, 2009 and 2008, respectively.

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $186 thousand and $97 thousand for Mr. Och’s personal use of the corporate aircraft based on market rates for the use of a private aircraft for the three months ended September 30, 2009 and 2008, respectively, and $386 thousand and $367 thousand for the nine months ended September 30, 2009 and 2008, respectively.

12. COMMITMENTS AND CONTINGENCIES

Tax Receivable Agreement

The purchase of Och-Ziff Operating Group A Units from the founding partners and the Ziffs with the proceeds from the Offerings, as well as subsequent taxable exchanges by the partners and the Ziffs of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the tangible and intangible assets of the Och-Ziff Operating Group that would not otherwise have been available. As a result, the Company expects that in future periods the amount of tax that it otherwise would have been required to pay will be reduced. Pursuant to the tax receivable agreement entered into among the Company, the partners and the Ziffs, the Company has agreed to pay to the partners and the Ziffs 85% of the amount of tax savings, if any, actually realized by the Company.

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

In connection with the departure of certain former partners, such former partners contributed their right to receive payments under the tax receivable agreement to the Och-Ziff Operating Group. As a result, the Company now expects to pay to the remaining founding partners and the Ziffs approximately 82% (from 85%) of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis discussed above. In connection with the contributions, the Company recorded a decrease in the liability for amounts payable under the tax receivable agreement of $19.6 million, a decrease of deferred income tax assets of $1.6 million related to income tax expense expected to be incurred as a result of the payments to the Och-Ziff Operating Group, an increase to the Company’s paid-in capital of $2.3 million and an increase to partners’ and others’ interests in consolidated subsidiaries of $15.7 million.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

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

Investment Commitments

As of September 30, 2009, an Och-Ziff fund consolidated by the Company had a commitment to fund investments in the amount of $194.5 million. This commitment will be funded through contributions from investors in the consolidated fund, as the Company is only the investment manager and not an investor in the fund. The Company expects this commitment to be funded over the next five years. In addition, the Company has committed to fund a portion of the annual operating budget for a joint venture, currently approximately $4.7 million, of which $3.5 million has been funded through September 30, 2009. The Company expects to continue to fund the remaining commitment during the fourth quarter of 2009. The joint venture periodically returns substantially all of the capital that is contributed, as expenses incurred by the joint venture are generally reimbursed by the projects it manages.

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

Och-Ziff Funds Segment

Management uses “Economic Income” of the Och-Ziff Funds segment to evaluate the financial performance of and make operating decisions for the Och-Ziff Funds segment. Economic Income is a pre-tax measure of performance that (i) presents the results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds; (ii) presents management fees net of recurring placement and related service fees on assets under management; (iii) recognizes the full amount of deferred cash compensation as an expense on the date it is awarded irrespective of any requisite service period or deferral; and (iv) excludes the following: Reorganization expenses, equity-based compensation expense, allocations to non-equity partner interests, profit sharing, net earnings (losses) on deferred balances and investments in the Och-Ziff funds and joint ventures, gain on early retirement of debt, depreciation, changes in tax receivable agreement liability and amounts allocated to partners’ and others’ interests in income of consolidated subsidiaries. See the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Economic Income of the Och-Ziff Funds segment.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

The following table presents Economic Income of the Och-Ziff Funds segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Economic Income Revenues
Management fees	$86,262	$147,747	$263,209	$438,034
Incentive income	3,071	4,373	3,336	5,483
Other revenues	268	919	713	3,149

Total Economic Income Revenues	89,601	153,039	267,258	446,666

Economic Income Expenses
Compensation and benefits	23,539	28,813	86,502	76,989
Non-compensation expenses	22,255	30,463	68,149	94,967

Total Economic Income Expenses	45,794	59,276	154,651	171,956

Economic Income	$43,807	$93,763	$112,607	$274,710

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

The tables below present Economic Income of the Och-Ziff Funds segment, other operations and the related adjustments necessary to reconcile the Economic Income of the Och-Ziff Funds segment to the Company’s consolidated U.S. GAAP net loss. For a description of these adjustments, see the notes following the tables:

	Economic Income - Och-Ziff Funds	Other Operations	Reconciling Adjustments			Total Company U.S. GAAP Basis
Three Months Ended September 30, 2009			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$86,262	$1,312	$(56)	$609	(a)	$88,127
Incentive income	3,071	—	—	—		3,071
Other revenues	268	87	—	—		355
Income of consolidated Och-Ziff funds	—	10,127	—	—		10,127

Total Revenues	89,601	11,526	(56)	609		101,680

Expenses
Compensation and benefits	23,539	11,338	—	29,197	(b)(c)	64,074
Allocations to non-equity partner interests	—	—	—	8,052	(d)	8,052
Reorganization expenses	—	—	—	417,486	(e)	417,486
Profit sharing	—	—	—	663	(f)	663
Interest expense	2,168	—	—	—		2,168
General, administrative and other	20,087	1,000	—	19,600	(a)(g)	40,687
Expenses of consolidated Och-Ziff funds	—	869	11	—		880

Total Expenses	45,794	13,207	11	474,998		534,010

Other Income (Loss)
Net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures	—	(244)	—	21,814	(h)	21,570
Net gains (losses) of consolidated Och-Ziff funds	—	10	(57)	—		(47)

Total Other Income (Loss)	—	(234)	(57)	21,814		21,523

Income (Loss) Before Income Taxes	43,807	(1,915)	(124)	(452,575)		(410,807)
Income taxes	—	188	—	(21,077	) (g)	(20,889)

Consolidated Net Income (Loss)	$43,807	$(2,103)	$(124)	$(431,498)		$(389,918)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$9,009	$(124)	$(318,776	) (g)	$(309,891)

Net Income (Loss) Allocated to Class A Shareholders	$43,807	$(11,112)	$—	$(112,722)		$(80,027)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

	Economic Income - Och-Ziff Funds	Other Operations	Reconciling Adjustments			Total Company U.S. GAAP Basis
Three Months Ended September 30, 2008			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$147,747	$1,312	$(83)	$—		$148,976
Incentive income	4,373	—	—	—		4,373
Other revenues	919	6	—	—		925
Income of consolidated Och-Ziff funds	—	2,696	72	—		2,768

Total Revenues	153,039	4,014	(11)	—		157,042

Expenses
Compensation and benefits	28,813	1,878	—	19,686	(b)(c)	50,377
Allocations to non-equity partner interests	—	—	—	(3,039	)(d)	(3,039)
Reorganization expenses	—	—	—	425,585	(e)	425,585
Profit sharing	—	—	—	(305	)(f)	(305)
Interest expense	7,118	—	—	—		7,118
General, administrative and other	23,345	472	—	915	(g)	24,732
Expenses of consolidated Och-Ziff funds	—	897	146	—		1,043

Total Expenses	59,276	3,247	146	442,842		505,511

Other Income (Loss)
Net losses on deferred balances and investments in Och-Ziff funds and joint ventures	—	(1,544)	—	(19,281	)(h)	(20,825)
Net gains (losses) of consolidated Och-Ziff funds	—	1,859	(569)	—		1,290

Total Other Income (Loss)	—	315	(569)	(19,281)		(19,535)

Income (Loss) Before Income Taxes	93,763	1,082	(726)	(462,123)		(368,004)
Income taxes	—	19	—	14,716	(g)	14,735

Consolidated Net Income (Loss)	$93,763	$1,063	$(726)	$(476,839)		$(382,739)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$3,876	$(726)	$(316,445	)(g)	$(313,295)

Net Income (Loss) Allocated to Class A Shareholders	$93,763	$(2,813)	$—	$(160,394)		$(69,444)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

	Economic Income - Och-Ziff Funds	Other Operations	Reconciling Adjustments			Total Company U.S. GAAP Basis
Nine Months Ended September 30, 2009			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$263,209	$3,934	$(167)	$1,622	(a)	$268,598
Incentive income	3,336	—	—	—		3,336
Other revenues	713	195	—	—		908
Income of consolidated Och-Ziff funds	—	21,629	—	—		21,629

Total Revenues	267,258	25,758	(167)	1,622		294,471

Expenses
Compensation and benefits	86,502	30,808	—	74,665	(b)(c)	191,975
Allocations to non-equity partner interests	—	—	—	12,627	(d)	12,627
Reorganization expenses	—	—	—	1,262,171	(e)	1,262,171
Profit sharing	—	—	—	954	(f)	954
Interest expense	10,823	—	—	—		10,823
General, administrative and other	57,326	3,277	—	23,466	(a)(g)	84,069
Expenses of consolidated Och-Ziff funds	—	2,757	19	—		2,776

Total Expenses	154,651	36,842	19	1,373,883		1,565,395

Other Income (Loss)
Net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures	—	(1,236)	—	26,542	(h)	25,306
Gain on early retirement of debt	—	—	—	2,013	(g)	2,013
Net gains (losses) of consolidated Och-Ziff funds	—	1,599	(1,744)	—		(145)

Total Other Income (Loss)	—	363	(1,744)	28,555		27,174

Income (Loss) Before Income Taxes	112,607	(10,721)	(1,930)	(1,343,706)		(1,243,750)
Income taxes	—	291	—	(17,902	)(g)	(17,611)

Consolidated Net Income (Loss)	$112,607	$(11,012)	$(1,930)	$(1,325,804)		$(1,226,139)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$20,245	$(1,930)	$(994,260	)(g)	$(975,945)

Net Income (Loss) Allocated to Class A Shareholders	$112,607	$(31,257)	$—	$(331,544)		$(250,194)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

	Economic Income - Och-Ziff Funds	Other Operations	Reconciling Adjustments			Total Company U.S. GAAP Basis
Nine Months Ended September 30, 2008			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$438,034	$3,934	$(198)	$—		$441,770
Incentive income	5,483	—	—	—		5,483
Other revenues	3,149	30	—	—		3,179
Income of consolidated Och-Ziff funds	—	7,548	106	—		7,654

Total Revenues	446,666	11,512	(92)	—		458,086

Expenses
Compensation and benefits	76,989	2,969	—	75,430	(b)(c)	155,388
Allocations to non-equity partner interests	—	—	—	(865	)(d)	(865)
Reorganization expenses	—	—	—	1,276,753	(e)	1,276,753
Profit sharing	—	—	—	(1,736	)(f)	(1,736)
Interest expense	24,791	—	—	—		24,791
General, administrative and other	70,176	1,194	—	12,401	(g)	83,771
Expenses of consolidated Och-Ziff funds	—	1,891	509	—		2,400

Total Expenses	171,956	6,054	509	1,361,983		1,540,502

Other Loss
Net losses on deferred balances and investments in Och-Ziff funds and joint ventures	—	(6,144)	—	(18,851	)(h)	(24,995)
Net gains (losses) of consolidated Och-Ziff funds	—	2,761	(1,974)	—		787

Total Other Loss	—	(3,383)	(1,974)	(18,851)		(24,208)

Income (Loss) Before Income Taxes	274,710	2,075	(2,575)	(1,380,834)		(1,106,624)
Income taxes	—	226	—	22,470	(g)	22,696

Consolidated Net Income (Loss)	$274,710	$1,849	$(2,575)	$(1,403,304)		$(1,129,320)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$9,455	$(2,575)	$(737,837	)(g)	$(730,957)

Net Income (Loss) Allocated to Class A Shareholders	$274,710	$(7,606)	$—	$(665,467)		$(398,363)

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

(d)

excluding allocations to non-equity partner interests. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Company’s non-equity founding partners for periods prior to the Reorganization. For these periods, allocations to the founding partners, other than Mr. Och, were treated as

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2009

expenses for U.S. GAAP purposes. Following the Reorganization, only allocations to the founding partners, other than Mr. Och, related to earnings on deferred balances are incurred and these allocations are excluded from Economic Income.

(e)	excluding Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the founding partners and the Ziffs prior to the Reorganization into Och-Ziff Operating Group A Units.

(f)	excluding the profit sharing expenses related to the Ziffs’ interest in the Company. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Ziffs for periods prior to the Reorganization. Following the Reorganization, only profit sharing expense related to the allocation of earnings on deferred balances are incurred and these allocations are excluded from Economic Income.

(g)	excluding depreciation, changes in the tax receivable agreement liability, gain on early retirement of debt and amounts allocated to partners’ and others’ interests in income of consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment. Economic Income also excludes income taxes as it is a measure of pre-tax performance.

(h)	excluding the net earnings (losses) on deferred balances and investments in Och-Ziff funds, as these amounts primarily relate to earnings (losses) on amounts due to affiliates for deferred balances, and earnings (losses) on amounts due to employees under deferred cash compensation arrangements that are indexed to the returns of certain funds.

Substantially all of the Company’s revenues are earned from the Och-Ziff funds. For the three months ended September 30, 2009, the Company recorded revenues of $15.7 million from an individual feeder fund managed by the Och-Ziff Funds segment, which represented more than 10% of the Company’s total revenues. For the three months ended September 30, 2008, the Company recorded revenues of $42.9 million, $27.0 million, $20.0 million and $15.9 million from four individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the nine months ended September 30, 2009, the Company recorded revenues of $82.7 million, $45.1 million and $32.0 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the nine months ended September 30, 2008, the Company recorded revenues of $120.2 million, $79.6 million, $58.1 million and $49.2 million from four individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues.

14. SUBSEQUENT EVENTS

The Company has evaluated events that have occurred since September 30, 2009 and through November 4, 2009 (the date of this filing), and it has determined that no events have occurred that would require recognition or additional disclosures in these interim unaudited consolidated financial statements to prevent them from being misleading.

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

BUSINESS OVERVIEW

We are a leading global alternative asset management firm with offices in New York, London, Hong Kong, Tokyo, Bangalore and Beijing. We provide investment management services to our various hedge funds and separately managed accounts on behalf of a diverse group of institutional investors worldwide, including funds-of-funds, pension and profit-sharing funds, foundations, university endowments and other financial institutions. We were founded in 1994 by Daniel Och in partnership with the Ziffs with the goal of building an enduring, world class investment management business. Since our inception, we have managed our business with a global perspective, taking advantage of investment opportunities wherever they arise. We have been among the pioneers of the hedge fund industry in building out a global investment platform, with 362 employees, including 135 investment professionals, worldwide as of September 30, 2009.

In November 2007, we completed our initial public offering, or “IPO,” of 36 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC. We refer to the IPO and the private share sale to DIC Sahir collectively as the “Offerings.” The Offerings strengthened our brand visibility globally while also providing us with the added capital to pursue growth opportunities. Our founding partners, including Daniel Och, and the Ziffs reinvested substantially all of their $1.6 billion in after-tax proceeds from the Offerings into the Och-Ziff funds, primarily OZ Global Special Investments Master Fund, the main vehicle by which we expect to grow our private investments business.

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

During the third quarter, equity and credit markets continued to rally globally, further advancing the rally that began in the first half of 2009. While economic data was mixed, corporate earnings results were generally favorable relative to expectations. Credit spreads continued to tighten as capital markets issuance remained strong, with issuers taking advantage of favorable market conditions to repair their balance sheets through debt and equity issuance. Monetary policy remained extremely accommodative.

Fundamentals in the hedge fund industry improved further during the 2009 third quarter. Investment performance was generally strong in response to the more favorable market environment and lower volatility in the equity markets globally. Redemptions appeared to have normalized to historical levels for the industry as a whole as market conditions have further improved and investor confidence has increased. New capital flows are slowly beginning to return to the industry, with the 2009 third quarter being the second consecutive quarter in which there was a net increase in capital. It may still take some time, however, for those inflows to become meaningful as institutional investors continue to assess how they will re-balance their portfolios and re-invest their capital. We continue to believe that investors have substantial capital to invest, that they will allocate a portion of it to alternative asset managers, and that this allocation will grow over time.

During the third quarter of 2009, our funds delivered strong absolute returns in every month of the quarter. Our investment performance benefitted from our multi-strategy approach, which gives us the ability to capitalize on investment opportunities in a number of asset classes globally. Our redemptions declined substantially from second quarter levels, and we believe that, consistent with the experience for the hedge fund industry more broadly, our redemptions have returned to historical levels. We believe that the most important factor about future capital inflows is not the exact timing of when they begin, but rather the aggregate size of those flows over time and the corresponding market share we are able to attract. We remain confident that as investors re-deploy capital to alternative investments, we will be a leading beneficiary of those flows because of our track record, infrastructure, transparency and the consistency of our model.

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

There are several elements which are integral to our business that we believe are differentiating competitive strengths. As such, we view these elements as important to our ability to attract new assets under management over time:

•

Well established investment performance track record and strong investment returns. We are a leading, global alternative asset manager with a track record spanning fifteen years. We have demonstrated our ability to generate consistent, positive, absolute returns and preserve fund investor capital across market cycles. We believe our investment performance record positions us to gain a greater share of capital inflows as institutional investors increase their demand for hedge fund products. Historically, this demand has been driven by several factors, including the pursuit of higher returns compared to those generated by traditional equity and fixed income strategies, the desire to increase diversification and selecting asset managers who generate investment returns with low volatility and that have a low correlation to the broader equity markets.

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

We typically accept new investors and additional investments from existing investors into our funds on a monthly basis on the first day of each month. Investors in our funds (other than investors in special investments, certain real estate funds and other new businesses) have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of these lock-up periods, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 45 days prior written notice; provided however, that upon the payment of a redemption fee and upon giving 30 days prior written notice, investors with quarterly redemption rights may redeem capital during the lock-up period. The lock-up requirements for the funds may generally be waived or modified in the sole discretion of the fund’s general partner or board of directors, as applicable. The ability of investors to contribute capital to and redeem capital from our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ investment performance due to the reinvestment of fund profits and impact of fund losses. Fluctuations in assets under management due to investor contributions and redemptions, and resulting from fund performance, directly impact the revenues we earn from management fees and incentive income.

As our assets under management fluctuate, our revenues from management fees fluctuate. Management fee rates typically range from 1.5% to 2.5% of assets under management annually and currently average approximately 1.7%, taking into account non-fee paying assets under management. Management fees are calculated on a quarterly basis, based on assets under management as of the first day of each quarter. Capital contributions made during a quarter are charged a pro rata management fee. Requests for redemptions submitted during a quarter generally are paid at the beginning of the following quarter. Accordingly, quarterly redemptions generally will have no impact on management fees during the quarter in which they are submitted. Instead, these redemptions will decrease assets under management as of the first day of the following quarter, which reduces management fees for that quarter. In addition, annual fund investment performance determines the amount of incentive income we will earn, because generally we earn 20% of any net profits earned by the funds on an annual basis.

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

Information with respect to our assets under management throughout this quarterly report, including the tables set forth in this discussion and analysis, includes deferred balances, which are made up of incentive income receivables from our offshore funds that were deferred prior to the Offerings, and investments by us, our partners and certain other affiliated parties. Prior to the IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other affiliated parties, including the reinvestment by our founding partners of the after-tax proceeds from the Offerings, other than the reinvestment by our founding partners of deferred balances. As of September 30, 2009, approximately 11% of our assets under management represented investments by us, our partners and certain other affiliated parties in our funds and the deferred balances. As of this date, approximately 40% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to deferred balances and pre-IPO investments by our founding partners and other related parties.

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

•

Incentive Income. We earn incentive income based on the performance of the Och-Ziff funds and managed accounts. Incentive income is typically equal to 20% of the net realized and unrealized profits earned for the full year that are attributable to each investor, but excludes unrealized profits on certain private investments. Incentive income on private investments is earned in the year of the sale or realization of the private investment. Generally, for most of our funds, there is a one-year high-water mark, except for the OZ Global Special Investments Master Fund, which has a perpetual high-water mark. Substantially all of our incentive income is recorded at the end of the fourth quarter of each year, when all contingencies have been resolved. Generally, incentive income recorded during the first three quarters of the year is related to fund investor redemptions.

Revenues recorded as income of consolidated Och-Ziff funds consists of interest income, dividend income and other revenues related to the lending of securities and other miscellaneous items.

Expenses

Our operating expenses consist of compensation and benefits; interest expense; and general, administrative and other expenses.

•

Compensation and benefits. Compensation and benefits is comprised of salaries and benefits, guaranteed and discretionary cash bonuses and equity-based compensation primarily in the form of Class A restricted share units, or “RSUs”. Generally, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses comprising a large portion of total compensation and benefits expense. These cash bonuses are funded by total annual revenues, which are significantly influenced by incentive income earned by us at the end of the year.

In the second quarter of 2009, we began to accrue for the estimated discretionary cash bonuses that we expected to pay our employees at year end. We did this in order to provide a competitive compensation structure taking into account the high-water marks in our funds, which if not recovered could preclude us from earning any incentive income, and the fact that our funds had generated strong year-to-date investment performance due to the efforts of the firm’s employees. In the third quarter of 2009, management revised its annual discretionary bonus compensation methodology for years in which high-water marks are in effect. During the second and third quarter, we accrued a total of $31.5 million. Any remaining amount will be expensed in the fourth quarter. The actual cash bonuses paid in the 2009 fourth quarter may vary materially from management’s current estimate as discretionary cash bonuses are based on total annual revenues, including any year-end incentive income, which is influenced by, among other things, our funds’ investment performance, the level of assets under management, the ability of our funds to continue to satisfy the high-water marks at the end of the year and global economic and market conditions. As we have done historically, we will determine the actual amount of annual discretionary cash bonuses in the fourth quarter of this year. Accordingly, the amounts accrued as of September 30, 2009 may not be indicative of the actual cash bonuses paid in the 2009 fourth quarter.

•	Interest expense. Amounts included within interest expense relate primarily to interest expense on our term loan and on the note payable on our corporate aircraft.

•

General, administrative and other. General, administrative and other expenses are related to professional services, occupancy and equipment, business development expenses, information processing and communications, insurance, changes in the tax receivable agreement liability and other miscellaneous expenses.

Prior to the Reorganization, income allocations to our founding partners, other than Mr. Och, and the Ziffs on their interests in our business were recorded as allocations to non-equity partners and profit sharing expenses, respectively. As part of the Reorganization, these interests were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash charges that we have recorded within Reorganization expenses in our consolidated statements of operations. The estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our founding partners are expected to be approximately $1.7 billion per year from 2009 through 2011 and $1.5 billion in 2012.

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

Income Taxes

The computation of the effective tax rate and provision for each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of September 30, 2009. The estimates and judgments used to compute the provision for income taxes may change as new events occur, additional information is obtained or the tax laws and regulations change.

Members of the United States Congress have introduced legislation in the current session of Congress that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules. In addition, other tax legislation has been proposed that may negatively impact our business, such as taxing the incentive income we derive from our interests in certain funds as ordinary income. See “Item 1A. Risk Factors—Risks Related to Taxation—Members of the United States Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules and treat certain of our offshore funds as domestic corporations. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.” in our Annual Report for information on other legislation, including legislation introduced in the previous session of Congress addressing these issues.

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

Partners’ and others’ interests in income of consolidated subsidiaries represents ownership interests held by parties other than us and is primarily made up of: (i) Och-Ziff Operating Group A Units held by our founding partners and the Ziffs; and (ii) fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in this item related to the Och-Ziff Operating Group A Units are driven by the earnings or losses of the Och-Ziff Operating Group, and prior to the adoption of the Financial Accounting Standards Board’s (“FASB”) new accounting treatment of noncontrolling interests (formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”)) on January 1, 2009, losses were allocated to such units to the extent that cumulative losses did not reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. Subsequent to January 1, 2009, we no longer absorb losses when cumulative losses reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. See “—Recently Adopted Accounting Pronouncements” for additional information regarding the adoption of SFAS 160. Increases or decreases in this item related to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings or losses of the consolidated Och-Ziff funds.

ASSETS UNDER MANAGEMENT AND FUND PERFORMANCE

Assets Under Management

Our assets under management include deferred balances, amounts invested by us and certain amounts invested by our founding partners and other affiliated parties for which we charge no management fees and receive no incentive income. As of September 30, 2009, approximately 11% of our assets under management represented investments by us, our partners and certain other affiliated parties in our funds and the deferred balances. As of this date, approximately 40% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to deferred balances and pre-IPO investments by our founding partners and other related parties. In addition, we calculate management fees based on a quarterly basis, based on assets under management as of the first day of each quarter. Capital contributions made during a quarter are charged a pro rata management fee. The amounts presented below are net of management fees and incentive income, and are presented as of the end of the period. Accordingly, the assets under management presented in the table below are not the amounts used to calculate management fees for the respective periods.

The following table sets forth assets under management of our most significant funds (by asset size):

	September 30,
	2009	2008
	(dollars in thousands)
OZ Master Fund	$14,772,543	$18,832,375
OZ Europe Master Fund	$2,958,346	$5,784,214
OZ Asia Master Fund	$1,327,226	$3,247,272
OZ Global Special Investments Master Fund	$1,980,060	$2,023,214

Assets under management presented in this table do not include assets under management related to our real estate funds, the separate accounts we manage on behalf of certain institutions or certain other funds, which collectively were approximately $1.2 billion and $1.4 billion as of September 30, 2009 and 2008, respectively.

The table below sets forth the changes to our assets under management and weighted-average assets under management. The weighted-average assets under management excludes the impact of third-quarter performance-related appreciation (depreciation) for the periods presented, as these amounts do not impact management fees calculated for such periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Balance-beginning of period	$21,919,561	$33,618,372	$26,954,606	$33,387,455
Net flows	(1,134,670)	73,482	(8,357,716)	305,210
Appreciation (depreciation)	1,493,604	(2,452,579)	3,680,605	(2,453,390)

Balance-end of period	$22,278,495	$31,239,275	$22,278,495	$31,239,275

Weighted-average assets under management	$20,821,794	$33,503,575	$20,523,347	$33,202,476

Our assets under management declined substantially year-over-year due to redemptions of fund investor capital, investment losses and write-downs in our private investments, which were driven by the extremely difficult global capital market conditions during 2008, particularly during the second half of the year.

In the first nine months of 2009, our funds experienced performance-related appreciation of $3.7 billion and net investor outflows of $8.4 billion, which were comprised of $913.8 million of inflows and $9.3 billion of outflows. The outflows were driven principally by fourth quarter 2008 redemption requests paid on January 1, 2009 of $5.0 billion, first quarter 2009 redemption requests paid on April 1, 2009 of $2.3 billion and second quarter 2009 redemption requests paid on July 1, 2009 of $1.3 billion. Our fund investors, primarily our fund-of-fund investors, continued to re-balance, reduce or eliminate their exposures to hedge funds and the capital markets generally in response to challenging market conditions in January and February 2009, and to meet liquidity requirements resulting from investment losses they sustained in the second half of 2008. In addition, our redemptions were adversely impacted because we provided liquidity in accordance with the pre-defined terms of our funds in an environment where many other hedge funds maintained or imposed new constraints on investor redemptions. In the first nine months of 2008, our funds experienced performance-related depreciation of $2.5 billion and net investor inflows of $305.2 million, which were comprised of $4.3 billion of inflows and $4.0 billion of outflows.

Estimated assets under management as of November 1, 2009 were $22.6 billion, an increase of approximately $300 million from September 30, 2009, as a result of net investor inflows of $200 million from October 1, 2009 to November 1, 2009, and performance-related appreciation of approximately $100 million.

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

	Net Return for the Three Months Ended September 30,		Net Return for the Nine Months Ended September 30,
	2009	2008	2009	2008
OZ Master Fund	7.3%	-6.5%	20.5%	-5.8%
OZ Europe Master Fund	7.9%	-8.8%	15.5%	-8.4%
OZ Asia Master Fund	11.6%	-12.4%	26.4%	-16.9%
OZ Global Special Investments Master Fund	3.4%	-3.1%	7.1%	-3.0%

For the first nine months of 2009, performance-related appreciation was due primarily to improved investment opportunities globally in long/short equities, convertible arbitrage, and credit and structured credit, all of which are core strategies in our master funds.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Revenues
Management fees	$88,127	$148,976	$268,598	$441,770
Incentive income	3,071	4,373	3,336	5,483
Other revenues	355	925	908	3,179
Income of consolidated Och-Ziff funds	10,127	2,768	21,629	7,654

Total Revenues	101,680	157,042	294,471	458,086

Expenses
Compensation and benefits	64,074	50,377	191,975	155,388
Allocations to non-equity partner interests	8,052	(3,039)	12,627	(865)
Reorganization expenses	417,486	425,585	1,262,171	1,276,753
Profit sharing	663	(305)	954	(1,736)
Interest expense	2,168	7,118	10,823	24,791
General, administrative and other	40,687	24,732	84,069	83,771
Expenses of consolidated Och-Ziff funds	880	1,043	2,776	2,400

Total Expenses	534,010	505,511	1,565,395	1,540,502

Other Income (Loss)
Net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures	21,570	(20,825)	25,306	(24,995)
Gain on early retirement of debt	—	—	2,013	—
Net gains (losses) of consolidated Och-Ziff funds	(47)	1,290	(145)	787

Total Other Income (Loss)	21,523	(19,535)	27,174	(24,208)

Loss Before Income Taxes	(410,807)	(368,004)	(1,243,750)	(1,106,624)
Income taxes	(20,889)	14,735	(17,611)	22,696

Consolidated Net Loss	$(389,918)	$(382,739)	$(1,226,139)	$(1,129,320)

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$(309,891)	$(313,295)	$(975,945)	$(730,957)

Net Loss Allocated to Class A Shareholders	$(80,027)	$(69,444)	$(250,194)	$(398,363)

Revenues

Management fees and Incentive income. The following table sets forth the components of our management fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Management Fees
Och-Ziff Funds segment:
Hedge funds	$84,619	$144,765	$258,653	$428,879
Managed accounts	1,643	2,982	4,556	9,155
Och-Ziff real estate funds	1,312	1,312	3,934	3,934
Eliminated in consolidation and other Economic Income adjustments	553	(83)	1,455	(198)

Total	$88,127	$148,976	$268,598	$441,770

Management fees decreased by $60.8 million and $173.2 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods, primarily due to the decrease in average assets under management.

Our management fees, before the impact of eliminations, were 1.7% (annualized) of our weighted-average assets under management for the three and nine months ended September 30, 2009, compared to 1.8% for the three and nine months ended September 30, 2008, respectively. See “—Och-Ziff Funds Segment Analysis” for a discussion of management fees earned by the Och-Ziff Funds segment before the impact of eliminations in consolidation.

Incentive income is generally recorded during the fourth quarter each year. Generally, incentive income recorded during the first three quarters of the year is related to fund investor redemptions.

Income of consolidated Och-Ziff funds. Income of consolidated Och-Ziff funds increased by $7.4 million and $14.0 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods. This income is primarily related to our domestic real estate funds.

Expenses

Compensation and benefits. Compensation and benefits expenses increased by $13.7 million and $36.6 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods. These increases were driven primarily by an increase in share-based compensation expenses (primarily RSUs), an increase related to the discretionary bonus accrual discussed below, offset by lower bonus payments and guaranteed bonus accruals due to lower hiring activity and a reduction in our global headcount from 458 at September 30, 2008 to 362 at September 30, 2009.

In the second quarter of 2009, we began to accrue for the estimated discretionary cash bonuses that we expected to pay our employees at year end. We did this in order to provide a competitive compensation structure taking into account the high-water marks in our funds, which if not recovered could preclude us from earning any incentive income, and the fact that our funds had generated strong year-to-date investment performance due to the efforts of the firm’s employees. In the third quarter of 2009, management revised its annual discretionary bonus compensation methodology for years in which high-water marks are in effect. During the second and third quarter, we accrued a total of $31.5 million. Any remaining amount will be expensed in the fourth quarter. The actual cash bonuses paid in the 2009 fourth quarter may vary materially from management’s current estimate as discretionary cash bonuses are based on total annual revenues, including any year-end incentive income, which is influenced by, among other things, our funds’ investment performance, the level of assets under management, the ability of our funds to continue to satisfy the high-water marks at the end of the year and global economic and market conditions. As we have done historically, we will determine the actual amount of annual discretionary cash bonuses in the fourth quarter of this year. Accordingly, the amounts accrued as of September 30, 2009 may not be indicative of the actual cash bonuses paid in the 2009 fourth quarter.

Allocations to non-equity partner interests. Allocations to non-equity partner interests increased by $11.1 million and $13.5 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods as a result of an increase in the net earnings on deferred balances, net of taxes, allocated to the pre-Reorganization non-equity partner interests. Only allocations of earnings and losses on deferred balances, net of taxes, are treated as expenses following the Reorganization.

Reorganization expenses. Reorganization expenses decreased by $8.1 million and $14.6 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods. These expenses represent the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our founding partners after the Offerings. The decrease in Reorganization expense was primarily attributable to the forfeitures of Och-Ziff Group A Units by former partners and subsequent reallocations of those units to the remaining partners in the fourth quarter of 2008 and first half of 2009. The grant-date fair-value of the reallocated units was lower than the original grant-date fair value, and therefore, the Reorganization expense associated with these units decreased. The estimated future Reorganization expenses related to the amortization of the fair value of the remaining unvested Och-Ziff Operating Group A Units held by our founding partners is expected to be approximately $1.7 billion per year from 2009 through 2011 and $1.5 billion in 2012. Accordingly, we expect to continue to report a U.S. GAAP net loss allocated to Class A shareholders in each of these years.

Profit sharing. Profit sharing expense increased by $1.0 million and $2.7 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods as a result of an increase in the earnings on deferred balances, net of taxes, allocated to the Ziffs’ pre-Reorganization profit sharing interest in our business. Only allocations of earnings and losses on deferred balances, net of taxes, are treated as expenses following the Reorganization.

Interest expense. Interest expense decreased by $5.0 million and $14.0 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods. These decreases were primarily due to the decrease in LIBOR, to which both our term loan obligation and note payable on our corporate aircraft are indexed. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month.

General, administrative and other expenses. The following table sets forth the components of our general, administrative and other expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Occupancy and equipment	$7,214	$5,165	$20,960	$13,271
Professional services	3,998	8,841	13,699	30,125
Information processing and communications	3,403	4,207	10,291	11,811
Insurance	3,238	1,537	9,584	4,654
Business development	1,492	3,562	4,960	9,926
Other expenses	4,425	2,102	8,442	5,839

	23,770	25,414	67,936	75,626
Changes in tax receivable agreement liability	16,917	(682)	16,133	8,145

Total General, Administrative and Other	$40,687	$24,732	$84,069	$83,771

General, administrative and other expenses increased by $16.0 million and $298 thousand for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods. These increases were primarily driven by an increase in the tax receivable agreement liability as further discussed below, higher insurance costs, and increased occupancy and equipment costs related to the expansion of leased office space in New York and London, offset in part by a reduction in professional services and business development expenses.

The changes in tax receivable agreement liability in 2009 and 2008 were driven by changes to the future enacted tax rates at the state and local level, resulting in a change in the estimated future tax savings related to the sale of interests in the Och-Ziff Operating Group by our founding partners and the Ziffs at the time of the Offerings in addition to subsequent exchanges of Och-Ziff Operating Group A Units for Class A Shares. See “—Liquidity and Capital Resources—Dividends, Distributions, Future Liquidity and Capital Needs—Tax receivable agreement” for additional information.

Expenses of consolidated Och-Ziff funds. Expenses of consolidated Och-Ziff funds decreased by $163 thousand and increased by $376 thousand for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods. These expenses are primarily related to our domestic real estate funds.

Other Income (Loss)

Net Earnings (Losses) on Deferred Balances and Investments in Och-Ziff Funds and Joint Ventures. The following table sets forth: (i) net earnings (losses) on deferred balances; (ii) net gains (losses) on investments in Och-Ziff funds; (iii) net losses on joint ventures; and (iv) amounts eliminated in consolidation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net earnings (losses) on deferred balances	$20,840	$(18,776)	$24,270	$(18,975)
Net gains (losses) on investments in Och-Ziff funds	1,073	(469)	2,488	208
Net losses on joint ventures	(244)	(1,544)	(1,236)	(6,144)
Eliminated in consolidation	(99)	(36)	(216)	(84)

Total	$21,570	$(20,825)	$25,306	$(24,995)

Net earnings on deferred balances and investments in Och-Ziff funds and joint ventures increased by $42.4 million and $50.3 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods, primarily as a result of the increased earnings on deferred balances due to improved performance of the underlying investments of the funds to which the deferred balances are indexed. In addition, net losses on joint ventures decreased year-over-year primarily as a result of one-time start-up costs in our African joint venture in 2008, especially during the first quarter of 2008.

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

Net gains (losses) of consolidated Och-Ziff funds. Net gains (losses) of consolidated Och-Ziff funds decreased by $1.3 million and $932 thousand for the three and nine months ended September 30, 2009. These net gains (losses) are primarily related to our domestic real estate funds.

Income Taxes

Income tax expense decreased by $35.6 million and $40.3 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods. These decreases were primarily due to an increase in deferred tax assets resulting from a change in future enacted tax rates at the state and local level, in addition to a decrease in the profitability of the Och-Ziff Operating Group entities.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, a portion of the income we earn is subject to corporate level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes includes U.S. federal, state, local and foreign taxes at an effective tax rate of 20.7% and 6.6% for the three and nine months ended September 30, 2009, compared to an effective tax rate of -26.9% and -6.0% for the three and nine months ended September 30, 2008. The reconciling items between our statutory rate and our effective tax rate were due to the following: (i) only a portion of the income we earn is subject to U.S. federal, state and local corporate income taxes; (ii) a portion of the income we earn is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses are non-deductible for income tax purposes.

As of and for the three and nine months ended September 30, 2009 and 2008, we were not required to establish a liability for uncertain tax positions.

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

The following table sets forth the components of the net loss allocated to partners’ and others’ interests in income of consolidated subsidiaries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(330,307)	$(301,555)	$(1,004,808)	$(720,439)
Consolidated Och-Ziff funds	9,046	2,897	18,307	5,759
Other	11,370	(14,637)	10,556	(16,277)

Total	$(309,891)	$(313,295)	$(975,945)	$(730,957)

Net loss allocated to partners’ and others’ interests in income of consolidated subsidiaries decreased by $3.4 million and increased by $245.0 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods. The increase in the year-to-date period was primarily related to the increase in net loss allocated to the Och-Ziff Operating Group A Units. As a result of the adoption of SFAS 160, we were not limited in the amount of loss that could be allocated to the Och-Ziff Operating Group A Units. The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units, which represent an approximately 79.5% economic interest in our business, is expected to continue to significantly reduce our net loss in future periods as losses of the Och-Ziff Operating Group are allocated to such interests.

OCH-ZIFF FUNDS SEGMENT ANALYSIS

We conduct substantially all of our operations through the Och-Ziff Funds segment, our only reportable segment. Management uses Economic Income to evaluate the financial performance of and make resource allocations and other operating decisions for the segment. In addition, management believes that Economic Income provides a more comparable view of our segments’ operating performance from period to period. Accordingly, management believes that investors should review the same performance measure that it uses to analyze the segment’s performance.

Economic Income is a pre-tax measure that (i) presents the results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds; (ii) presents management fees net of recurring placement and related service fees on assets under management; (iii) recognizes the full amount of deferred cash compensation expense on the date it is paid irrespective of any requisite service period or deferral; and (iv) excludes the following: Reorganization expenses, equity-based compensation expense, allocation to non-equity partner interests, profit sharing, net earnings (losses) on deferred balances and investments in Och-Ziff funds and joint ventures, gain on early retirement of debt, depreciation, changes in the tax receivable agreement liability and amounts allocated to the partners and the Ziffs on their ownership interests in the Och-Ziff Operating Group (primarily Och-Ziff Operating Group A Units). For a reconciliation of Economic Income to our U.S. GAAP net loss for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 13 to our consolidated financial statements included in this quarterly report.

Och-Ziff Funds Segment—Economic Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Economic Income Revenues
Management fees	$86,262	$147,747	$263,209	$438,034
Incentive income	3,071	4,373	3,336	5,483
Other revenues	268	919	713	3,149

Total Economic Income Revenues	89,601	153,039	267,258	446,666

Economic Income Expenses
Compensation and benefits	23,539	28,813	86,502	76,989
Non-compensation expenses	22,255	30,463	68,149	94,967

Total Economic Income Expenses	45,794	59,276	154,651	171,956

Economic Income	$43,807	$93,763	$112,607	$274,710

Economic Income Analysis

Economic Income for the Och-Ziff Funds segment decreased by $50.0 million and $162.1 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods. These decreases were driven primarily by lower assets under management on which we earned management fees and the accrual for year-end discretionary incentive compensation in the second and third quarters of 2009.

Economic Income Revenues

Management fees and Incentive income. Management fees for the segment decreased by $61.5 million and $174.8 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods, primarily driven by the year-over-year decrease in average assets under management.

Incentive income is generally recorded during the fourth quarter of each year. Generally, incentive income recorded during the first three quarters of the year is related to fund investor redemptions.

Economic Income Expenses

Compensation and benefits. Compensation and benefits expenses decreased by $5.3 million and increased by $9.5 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods. The decrease for the quarter-to-date period was primarily related to decreases in salaries, benefits, bonus payments and guaranteed bonus accruals due to lower headcount that occurred primarily during the first half of 2009, and lower hiring activity, offset in part by the discretionary bonus accrual discussed below. The increase for the year-to-date period was primarily related to the discretionary bonus accrual discussed below, offset in part by decreases in salaries, benefits, bonus payments and guaranteed bonus accruals due to lower headcount and hiring activity.

In the second quarter of 2009, we began to accrue for the estimated discretionary cash bonuses that we expected to pay our employees at year end. We did this in order to provide a competitive compensation structure taking into account the high-water marks in our funds, which if not recovered could preclude us from earning any incentive income, and the fact that our funds had generated strong year-to-date investment performance due to the efforts of the firm’s employees. In the third quarter of 2009, management revised its annual discretionary bonus compensation methodology for years in which high-water marks are in effect. During the second and third quarter, we accrued a total of $30.5 million in the Och-Ziff Funds segment. Any remaining amount will be expensed in the fourth quarter. The actual cash bonuses paid in the 2009 fourth quarter may vary materially from management’s current estimate as discretionary cash bonuses are based on total annual revenues, including any year-end incentive income, which is influenced by, among other things, our funds’ investment performance, the level of assets under management, the ability of our funds to continue to satisfy the high-water marks at the end of the year and global economic and market conditions. As we have done historically, we will determine the actual amount of annual discretionary cash bonuses in the fourth quarter of this year. Accordingly, the amounts accrued as of September 30, 2009 may not be indicative of the actual cash bonuses paid in the 2009 fourth quarter.

Non-Compensation Expenses. The following table presents the components of our non-compensation expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Occupancy and equipment	$5,977	$4,338	$17,800	$10,839
Professional services	3,808	8,789	12,132	30,020
Insurance	3,238	1,537	9,584	4,654
Information processing and communications	2,452	3,417	7,516	9,968
Interest expense	2,168	7,118	10,823	24,791
Business development	1,455	3,541	4,829	9,905
Other expenses	3,157	1,723	5,465	4,790

Total Non-Compensation Expenses	$22,255	$30,463	$68,149	$94,967

Non-compensation expenses decreased by $8.2 million and $26.8 million for the three and nine months ended September 30, 2009, compared to the corresponding 2008 periods. These decreases were driven primarily by a reduction in professional services, interest expense and business development, offset by higher insurance costs, as well increased occupancy and equipment costs related to the expansion of leased office space in New York and London. The decrease in interest expense was due to the decrease in LIBOR, to which both our term loan obligation and the note payable on our corporate aircraft are indexed. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month.

LIQUIDITY AND CAPITAL RESOURCES

The working capital needs of our business have historically been met and continue to be met through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds and managed accounts. We currently do not incur any indebtedness to fund our on-going operations, but have outstanding indebtedness that was incurred in connection with the Reorganization and to refinance the note payable on our corporate aircraft. We expect that our primary working capital liquidity needs over the next 12 months will be to:

•	pay our operating expenses, primarily consisting of compensation and benefits, as well as any related tax withholding obligations, and general and administrative expenses;

•	repay borrowings and related interest expense;

•	provide capital to facilitate the growth of our existing business;

•	pay income taxes and amounts to our partners and the Ziffs with respect to the tax receivable agreement as discussed below;

•	make cash distributions to our partners and the Ziffs on their direct interests in the Och-Ziff Operating Group and pay dividends to our Class A shareholders; and

•	make planned distributions of the deferred balances to our founding partners and the Ziffs as discussed below.

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

The term loan permits us to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, we are in compliance with a leverage ratio (as defined in the credit agreement) of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of September 30, 2009, we have not incurred any unsecured indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan.

The term loan also limits the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of September 30, 2009, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

Aircraft Loan. On March 30, 2009, we amended the terms of the note payable on our corporate aircraft. The principal amount borrowed under the amended note is approximately $16.8 million, bears an annual interest rate of LIBOR plus 2.35%, is due in full at maturity on May 31, 2011 and is secured by a first priority lien on the aircraft. The terms of the amended note payable require us to comply with the following financial maintenance covenants in order for us to avoid an event of default:

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

Distributions, Future Liquidity and Capital Needs

The following table presents the cash dividends paid on our Class A Shares and the related cash distributions made to our partners and the Ziffs on their direct interests in the Och-Ziff Operating Group:

Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to the Partners and the Ziffs (dollars in thousands)
November 10, 2009 (Expected)	October 1, 2009	$0.07	$27,965
August 11, 2009	July 1, 2009	$0.02	$8,654
May 11, 2009	April 1, 2009	$0.05	$29,554
February 19, 2009	December 31, 2008	$0.05	$15,555

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

Restricted Share Units (RSUs). Substantially all of the RSUs that we have awarded to date to our employees and independent members of our Board of Directors accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividends. The dividend equivalents will be paid if and when the related RSUs vest. Our Board of Directors has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We may withhold shares to satisfy the tax withholding obligations of holders of vested RSUs and dividend equivalents, which may result in the use of cash from operations or borrowings to satisfy these tax withholding payments.

Tax Receivable Agreement. We have made and may in the future be required to make additional payments under the tax receivable agreement that we entered into with our partners and the Ziffs. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our founding partners and the Ziffs with proceeds from the Offerings, and subsequent taxable exchanges by our partners and the Ziffs of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expense and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) have agreed to pay our partners and the Ziffs 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that these entities actually realize as a result of such increases in tax basis. In connection with the departure of certain former partners, such partners contributed their right to receive payments under the tax receivable agreement to the Och-Ziff Operating Group. As a result, we expect to pay to our remaining founding partners and the Ziffs approximately 82% (from 85%) of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of such increases in tax basis.

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

As of September 30, 2009, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group B Units in the Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares by certain former partners would aggregate approximately $1.0 billion over the next 13 to 15 years, resulting in payments to our founding partners and the Ziffs of approximately $854.1 million over the same period of time. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payment under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including those described below:

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

Tax Liability Distributions. In accordance with the Och-Ziff Operating Group entities’ limited partnership agreements, we may cause the applicable Och-Ziff Operating Group entities to distribute cash to the intermediate holding companies, the partners and the Ziffs in an amount at least equal to the presumed maximum tax liabilities arising from their direct ownership in these entities. The presumed maximum tax liabilities are based upon the presumed maximum income allocable to any such unit holder at the maximum combined U.S. federal, New York State and New York City tax rates. Holders of our Class A Shares may not always receive distributions at a time when our partners and the Ziffs are receiving distributions on their interests, as distributions to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. Such tax distributions will take into account the disproportionate income allocation (but not a disproportionate cash allocation) to the unit holders with respect to “built-in gain assets,” if any, at the time of the Offerings. Consequently, Och-Ziff Operating Group tax distributions may be greater than if such assets had a tax basis equal to their value at the time of the Offerings.

Deferred Balances Distributions. Through 2006, we deferred collection of a certain portion of incentive income receivable from our offshore funds. As a result of a change in the method of accounting used for U.S. income tax purposes by certain of our subsidiaries, we no longer defer the collection of such receivables. We expect that all deferred balances, which as of September 30, 2009, were $374.8 million, will be paid to us over the next year. In 2008, we collected and paid 50% of the deferred balances that were outstanding as of December 31, 2006, plus the 2007 earnings on the deferred balances. In the first three quarters of 2009, we collected and paid an amount equal to 25% of the deferred balances that were outstanding as of December 31, 2006, net of any changes in the value of the deferred balances experienced in 2008. We expect to collect and pay any remaining deferred balances in 2010. Ninety-five percent of the amount due each year is payable in January, while the remaining five percent is required to be paid upon completion of the audited financial statements of the relevant funds for the previous year. Such amounts, in turn, will be distributed to our founding partners and the Ziffs and, therefore, will not benefit our Class A shareholders.

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

We also follow a diligent risk management process and regularly monitor the liquidity of our funds’ portfolios in relation to economic and market factors and the timing of potential investor redemptions. As a result of this process, we may determine to reduce exposure or increase the liquidity of our funds’ portfolios at any time, whether in response to global economic and market conditions, redemption requests or otherwise. For these reasons, we believe we will be well prepared to address market conditions and redemption requests, as well as any other events, with limited impact on our funds’ liquidity position. Nevertheless, significant redemptions made during a single quarter could adversely affect our funds’ liquidity position, as we may determine to meet redemptions by using our funds’ available cash or selling assets (possibly at a loss). Such actions would result in lower assets under management, which would reduce the amount of management fees and incentive income we may earn. Our funds could also meet redemptions by increasing leverage, provided we are able to obtain financing on reasonable terms, if at all. We believe our funds have sufficient liquidity to meet any anticipated redemptions for the foreseeable future.

Cash Flows Analysis

Operating Activities. Net cash provided by operating activities was $245.8 million and $755.9 million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, net cash flows from operating activities were primarily related to the collection of prior year incentive income and current year management fees, less interest expense and other operating expenses. In addition, we collected $529.7 million of deferred balances in December 2007 and $343.9 million in the first half of 2008. These amounts were distributed to our founding partners and the Ziffs, net of taxes, in the first half of 2008; however, deferred balances, net of taxes, distributed to Mr. Och in the amount of $577.2 million are included within cash flows from financing activities. During the first nine months of 2009, we collected an additional $208.0 million of deferred balances, which we in turn distributed to our founding partners and the Ziffs, net of taxes. The deferred balances distributed to Mr. Och, net of taxes, in the first nine months of 2009 in the amount of $122.4 million were also recorded within cash flows from financing activities.

Investing Activities. There were no significant changes in the net cash used in investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated statements of cash flows.

Financing Activities. Net cash used in financing activities was $136.1 million and $1.2 billion for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, net cash flows from financing activities are primarily related to the dividends paid of $9.2 million and $103.1 million, respectively, to our Class A shareholders and distributions to our founding partners and the Ziffs of $53.8 million and $500.0 million, respectively, on their Och-Ziff Operating Group A Units. In addition, as discussed above, deferred balances distributed to Mr. Och, net of taxes, in the amount of $122.4 million and $577.2 million in the first nine months of 2009 and 2008, respectively, and distributions of 2007 pre-Reorganization income in the amount of $83.6 million in the first quarter of 2008 reduced net cash from financing activities.

CONTRACTUAL OBLIGATIONS

There have been no significant changes to our contractual obligations reported in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, we did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to our audited consolidated and combined financial statements included in our Annual Report for a description of our accounting policies. The following is a summary of what we believe to be our most critical accounting policies and estimates:

Annual Discretionary Cash Bonuses

Generally, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses comprising a large portion of total compensation and benefits expense. These cash bonuses are funded by total annual revenues, which are significantly influenced by incentive income earned by us at the end of the year. In the second quarter of 2009, we began to accrue for the estimated discretionary cash bonuses that we expected to pay our employees at year end. We did this in order to provide a competitive compensation structure taking into account the high-water marks in our funds, which if not recovered could preclude us from earning any incentive income, and the fact that our funds had generated strong year-to-date investment performance due to the efforts of the firm’s employees. In the third quarter of 2009, management revised its annual discretionary bonus compensation methodology for years in which high-water marks are in effect. During the second and third quarter, we accrued a total of $31.5 million. Any remaining amount will be expensed in the fourth quarter. The actual cash bonuses paid in the 2009 fourth quarter may vary materially from management’s current estimate as discretionary cash bonuses are based on total annual revenues, including any year-end incentive income, which is influenced by, among other things, our funds’ investment performance, the level of assets under management, the ability of our funds to continue to satisfy the high-water marks at the end of the year and global economic and market conditions. As we have done historically, we will determine the actual amount of annual discretionary cash bonuses in the fourth quarter of this year. Accordingly, the amounts accrued as of September 30, 2009 may not be indicative of the actual cash bonuses paid in the 2009 fourth quarter.

Fair Value of Investments

The valuation of investments held by our funds is the most critical estimate made by management impacting our results. The Och-Ziff funds are considered investment companies for U.S. GAAP purposes. Pursuant to specialized accounting for investment companies under U.S. GAAP, investments of these funds are carried at their estimated fair values. The valuation of investments in our funds has significant impacts on our results, as our management fees and incentive income are determined based on the fair value of the investments held by the funds.

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

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities included in this category include listed equities and listed derivatives. As required by SFAS 157, we do not adjust the quoted price for these assets or liabilities, even in situations where we may hold a large position and a sale could reasonably impact the quoted market price. While our funds may hold Level I assets and liabilities in their portfolios, as of September 30, 2009, we did not hold any Level I assets or liabilities directly or indirectly through the consolidated funds.

•

Level II – Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives. While our funds may hold Level II assets and liabilities in their portfolios, as of September 30, 2009, we did not hold any Level II assets or liabilities directly or indirectly through the consolidated funds.

•

Level III – Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation. Assets and liabilities that are included in this category generally include general and limited partnership interests in private equity and real estate. In addition, funds not consolidated by us may hold additional types of Level III assets and liabilities, such as mezzanine funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations. As of September 30, 2009, the investments held by our consolidated funds and the deferred balances, the only assets we carry at fair value in our consolidated balance sheets, were Level III assets. While our funds may hold Level III liabilities in their portfolios, as of September 30, 2009, we did not hold any Level III liabilities directly or indirectly through the consolidated funds.

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

As of September 30, 2009 and December 31, 2008, our only assets carried at fair value are the deferred balances and the investment holdings of consolidated Och-Ziff funds. The deferred balances and the investments held by the consolidated Och-Ziff funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy.

The following table sets forth the fair values of assets classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

Assets Recorded at Fair Value	September 30, 2009	Valuation Technique
	(dollars in thousands)
Deferred balances, at fair value	$374,798	Deferred balances are valued based on net asset value information provided by the underlying Och- Ziff funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments.
Investments, at fair value (assets of consolidated Och-Ziff funds)	284,398	Investments, which are primarily related to holdings of the real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models.

Total Level III assets, at fair value	659,196
Level III assets for which we do not bear economic exposure	(659,114)

Net Economic Exposure to Level III Assets	$82

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

Impact of fair value measurement on our results. A 10% change in the fair value of the investments held by our funds would have the following effects on our results:

	Och-Ziff Funds (excluding real estate funds)	Och-Ziff Real Estate Funds
Management fees	Generally, a 10% change in the period subsequent to the change in fair value.	None, as management fees are currently based on committed capital.

Incentive income	Generally, an immediate 10% impact if the change in fair value continues at the end of the measurement period, at which time incentive income is recognized.	None, as incentive income is based on realized profits, subject to clawback.

Net earnings (losses) on deferred balances and investments in Och-Ziff funds	Generally insignificant, as substantially all of such earnings (losses) are related to amounts owed to our founding partners and employees under deferred compensation arrangements; therefore, an offsetting liability is generally accrued.	None, as such amounts are eliminated in consolidation.

Net gains (losses) of consolidated Och-Ziff funds	Insignificant, as substantially all of such funds were deconsolidated in 2007.	Immediate impact, as such funds continue to be consolidated. Impact is insignificant as substantially all of the impact is offset by a corresponding change in partners' and others' interest in income of consolidated subsidiaries.

As management fees are charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of September 30, 2009 would impact management fees calculated on October 1, 2009 by approximately $8.7 million.

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

Income Taxes

We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized.

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

We generated taxable income in the amount of $17.3 million in the first three quarters of 2009 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 13-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred tax asset. In this regard, Reorganization expenses, allocations to non-equity partners and profit sharing expenses are considered permanent book to tax differences, and therefore, do not impact taxable income. Accordingly, while we reported net losses on a U.S. GAAP basis, and expect to continue to report a U.S. GAAP net loss through 2012, we generated income on a tax basis over these prior periods and, as of September 30, 2009, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income on a tax basis through 2012 and over the period for which estimates have been prepared in order to fully realize this deferred tax asset.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $22.1 billion as of October 1, 2009, we would need to generate a minimum compound annual growth rate in assets under management of approximately 1% over the period for which the taxable income estimate relates to fully realize the deferred tax asset, assuming no performance-related growth and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred tax asset and may need to record a valuation allowance. Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred tax asset related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our remaining founding partners and the Ziffs under the tax receivable agreement equal to approximately 82% of such amount; therefore, net earnings would only be impacted by 18% of any valuation allowance recorded against the deferred tax asset.

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

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred tax asset related to the goodwill and other intangible assets deductible for tax purposes as of September 30, 2009. We have, however, determined that we may not realize certain deferred tax credits related to our state income taxes. Accordingly, a valuation allowance in the amount of $2.8 million has been established for these credits.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”) (subsequently codified into FASB Accounting Standards Codification (“FASB ASC” or the “Codification”) Topic 105). SFAS 168 was issued to establish the Codification as the single source of authoritative accounting principles for U.S. GAAP issued by the FASB. SFAS 168 was effective for reporting periods ending on or after September 15, 2009. The adoption of SFAS 168 did not have any impact on our financial position or results of operations at the date of adoption.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) (subsequently codified into FASB ASC Topic 855). SFAS 165 addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In addition, SFAS 165 requires an entity to disclose the date through which an entity has evaluated subsequent events. SFAS 165 was effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have any impact on our financial position or results of operations at the date of adoption.

In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) (subsequently codified into FASB ASC Topic 820). FSP 157-4 provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. FSP 157-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have any impact on our financial position or results of operations at the date of adoption.

In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”) (subsequently codified into FASB ASC Topic 320). FSP 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments for debt securities. An entity will be required to record in current period earnings an other-than-temporary impairment for debt securities if it (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis. Additionally, if an other-than-temporary impairment exists but an entity does not intend to sell the impaired debt security and it is not more likely than not that the entity is not required to sell the security before recovery of its cost, only the credit loss component is recognized in current period earnings and the remainder of the impairment amount is recognized in accumulated other comprehensive income. FSP 115-2 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 did not have any impact on our financial position or results of operations at the date of adoption.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”) (subsequently codified into FASB ASC Topic 825). FSP 107-1 provides that the disclosures required annually under FASB ASC Topic 825 (formerly, SFAS No. 107, Disclosure about Fair Value of Financial Instruments), also be disclosed in interim periods. FSP 107-1 was effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have any impact on our financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) (subsequently codified into FASB ASC Topic 805). SFAS 141(R) requires assets acquired, liabilities assumed and determinable contingent consideration to be measured at their fair values at the acquisition date. In addition, SFAS 141(R) requires subsequent adjustments to any acquisition-related tax reserves to be recognized in net income rather than as an adjustment to the purchase price. SFAS 141(R) was effective for business combinations completed in periods beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have any impact on our financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS 160 (subsequently codified into FASB ASC Topic 810). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the equity section of the consolidated financial statements. SFAS 160 also requires (i) the amount of consolidated net income attributable to the controlling and the noncontrolling interests to be clearly identified and presented on the face of the consolidated statement of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation to be measured at fair value; and (iv) losses to be allocated to noncontrolling interest regardless of whether cumulative losses have exceeded the noncontrolling interest in the subsidiary’s capital. SFAS 160 was effective for reporting periods beginning on or after December 15, 2008. The adoption of SFAS 160 resulted in the reclassification of noncontrolling interests (partners’ and others’ interests in consolidated subsidiaries, including deficit amounts previously recorded within other assets) into equity at the date of adoption. In addition, as a result of the adoption of SFAS 160, we no longer absorb losses when cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interests in the subsidiary’s capital.

Future Adoption of New Accounting Pronouncements

The FASB has issued various changes to the Codification that have not gone into effect as of September 30, 2009. The following is an overview of the changes relevant to us:

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”) (not yet incorporated into the Codification). SFAS 166 was issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 eliminates the concept of qualifying special purpose entities from U.S. GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. SFAS 166 is effective for reporting periods beginning on or after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on our financial position or results of operations at the date of adoption.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) (not yet incorporated into the Codification). SFAS 167 was issued to address the effects of the removal of the concept of qualifying special purpose entities by SFAS 166 and to address concerns regarding the consolidation of variable interest entities. SFAS 167 will require a qualitative approach rather than a quantitative approach when determining the primary beneficiary of a variable interest entity. In addition, SFAS 167 will no longer consider removal rights when determining whether an entity is a variable interest entity and whether to consolidate a variable interest entity as the primary beneficiary unless those rights are held by a single party. SFAS 167 is effective for reporting periods beginning on or after November 15, 2009. We will adopt SFAS 167 on a prospective basis beginning on January 1, 2010. As a result of the adoption of SFAS 167, we expect to consolidate the funds we manage. The consolidation of these funds will result in the following: (i) the assets and liabilities of the funds will be included in our balance sheet; (ii) the revenues, expenses and other income (loss) of the consolidated funds will be included in our statement of operations; and (iii) management fees and incentive income earned from the funds will be eliminated in consolidation. Consolidated net income and total shareholders’ equity is expected to increase as a result of the consolidation of the funds we manage; however, the net income allocated to Class A shareholders and the balance of the shareholders’ deficit attributable to Class A shareholders will not be affected. The net income allocated to partners’ and others’ interests in income of consolidated subsidiaries and the balance of partners’ and others’ interest in consolidated subsidiaries recorded within shareholders’ equity are expected to increase as a result of the consolidation of the funds we manage.

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

Our risk management principles and practices are a key element of our daily investment process and are implemented at both the individual position and total portfolio levels. We focus significant attention on these principles and practices, which embrace both quantitative and qualitative analyses intended to monitor financial risk and to preserve capital. For example, we may hedge credit risk, interest rate risk, currency risk and market exposures, and engage in risk-driven portfolio diversification and review and monitor industry exposures.

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

Impact on Management Fees

Our management fees are generally based on the net asset value of the Och-Ziff funds and managed accounts. Accordingly, management fees will change in proportion to changes in the market value of investments held by the Och-Ziff funds and managed accounts.

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

Market Risk

A 10% change in the fair value of the investments held by our funds as of September 30, 2009, would result in a change of approximately $2.2 billion in our assets under management and would impact management fees calculated on October 1, 2009 by approximately $8.7 million. To the extent such change was continuing as of the end of the year, it could significantly affect our incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, primarily the British Pound Sterling and the Euro, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of September 30, 2009, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of September 30, 2009, based on our funds’ debt investments and obligations as of September 30, 2009, we estimate that the net effect on interest income and interest expense would not result in a material impact to our earnings. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of September 30, 2009, our annual interest expense will increase or decrease by approximately $185 thousand.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Amended and Restated Agreement of Limited Partnership of OZ Management LP, dated as of September 30, 2009.

10.2	Amended and Restated Agreement of Limited Partnership of OZ Advisors LP, dated as of September 30, 2009.

10.3	Amended and Restated Agreement of Limited Partnership of OZ Advisors II LP, dated as of September 30, 2009.

10.4	First Guaranty of Payment Modification Agreement, dated as of September 9, 2009 and effective as of March 30, 2009, among OZ Management LP, OZ Advisors LP and OZ Advisors II LP and Citicorp USA, Inc.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 2009

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel Frank
Joel Frank
Chief Financial Officer