Form 10-K
period 2009-12-31
Och-Ziff Capital Management Group LLC
filed 2010-03-04
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $684.3 million. As of March 1, 2010, there were 82,152,530 Class A Shares and 277,946,526 Class B Shares outstanding.

Documents Incorporated by Reference

Portions of Och-Ziff Capital Management Group LLC’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on May 25, 2010 are incorporated by reference into Part III.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

Available Information

The principal executive offices of Och-Ziff Capital Management Group LLC are located at 9 West 57th Street, New York, New York, 10019. The telephone number of our principal executive office is (212) 790-0041. Our website address is www.ozcap.com. We make available free of charge on our public website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, which we refer to as the “SEC,” pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, as well as our Code of Business Conduct and Ethics and other information related to our corporate governance. Printed copies of each of these documents may also be obtained upon written request to the Company at 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. The information posted on our website is not included as part of or incorporated into this annual report.

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

On June 12, 2009, we submitted to the New York Stock Exchange the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. We have also filed with this annual report as Exhibits 31.1 and 31.2 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

In this annual report, references to “Och-Ziff,” “our Company,” “the Company,” “we,” “us,” or “our” refer, unless context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP, a Delaware limited partnership, which we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly-owned subsidiaries of Och-Ziff Capital Management Group LLC. References to our “partners” refer to the current limited partners of the Och-Ziff Operating Group entities other than the Ziffs and our intermediate holding companies, including our founder, Mr. Daniel Och, except where the context requires otherwise. References to the “Ziffs” refer to Ziff Brothers Investments, L.L.C. and certain of its affiliates and control persons, which, together with Mr. Och, founded our business in 1994. References to the “Class A Shares” refer to our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the New York Stock Exchange. References to “Class B Shares” refer to Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly traded, are currently held solely by our partners and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares.

Forward-Looking Statements

Some of the statements under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report may be forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” that reflect our current views with respect to, among other things, future events and financial performance, strategies and expectations, including but not limited to statements regarding our financial performance and results, including our ability to increase assets under management, generate positive returns and preserve capital and our ability to identify investment opportunities and enhance our investment platforms. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” “opportunity,” “pipeline,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve” or the negative version of those words or other comparable words. Any forward-looking statements contained in this annual report are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or any other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions, including but not limited to global economic and market conditions, global business conditions, the success of government initiatives worldwide to address economic, market and business conditions, the conditions impacting the hedge fund industry, our ability to successfully compete for fund investors, professional investment talent and investment opportunity, our successful formulation and execution of business and growth strategies and our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this annual report, including the factors described in “Item 1A. Risk Factors” below. Other risks, or updates to the risks discussed below, may be described from time to time in our news releases and other filings made under the securities laws, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. The forward-looking statements included in this document are made only as of the date of this document and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1.	Business

Business Description

We are one of the largest, independent alternative asset managers in the world, with a diversified institutional investor base. We provide investment management and advisory services through our multi-strategy hedge funds, which pursue diverse investment opportunities globally. As of March 1, 2010, we had approximately $24.6 billion in assets under management.

We were founded in 1994 by Daniel Och, together with the Ziffs, with the goal of building an enduring investment management business. We were one of the pioneers of investing on a global scale and today our funds invest in many regions around the world with a breadth not offered by many other alternative asset management firms. We have built an experienced investment management team worldwide, and as of December 31, 2009, we had 378 employees worldwide, including 135 investment professionals and 18 partners, working from our headquarters in New York and offices in London, Hong Kong, Bangalore, and Beijing. Our London office houses our European investment team and our Hong Kong office houses the majority of our Asian investment team.

Since our inception, we have built long-term relationships with our fund investors, which represent many of the largest and most sophisticated institutional investors from around the world. We currently have approximately 600 fund investors from many regions around the world, including fund-of-funds, public and corporate pension funds, foundations, university endowments, family offices and private banks among others.

We conduct substantially all of our business through the Och-Ziff Funds segment, which is currently our only reportable segment. Our other operations are currently comprised of our real estate business and the new businesses established to expand our private investment platforms.

Our primary sources of revenues are management fees, which are based on the value of our assets under management, and incentive income, which is based on the investment performance we generate for our fund investors. Accordingly, for any given period our revenues will be influenced by the combination of assets under management and the investment performance of our funds.

Funds Overview

We currently manage four main investment funds, with most of our total assets under management invested on a multi-strategy basis, across multiple geographies. The following are our most significant funds (by asset size):

•

OZ Master Fund, which is our flagship, global, multi-strategy fund. The OZ Master Fund opportunistically allocates capital between the underlying investment strategies described below in North America, Europe and Asia. The OZ Master Fund’s European and Asian investments mirror those made in the OZ Europe Master Fund and the OZ Asia Master Fund. As of December 31, 2009, the OZ Master Fund’s geographic allocation was 54% in North America, 32% in Europe and 14% in Asia.

•	OZ Europe Master Fund, which is a multi-strategy fund that opportunistically allocates capital between the underlying investment strategies described below in Europe.

•	OZ Asia Master Fund, which is a multi-strategy fund that opportunistically allocates capital between the underlying investment strategies described below in Asia.

•

OZ Global Special Investments Master Fund, which is a fund that allocates capital to private investments and to the private investment platforms we are developing. These investments are diversified by industry and geography, and tend to be longer term than the investments made by our other funds. In addition, this fund invests a portion of its capital in certain strategies of the OZ Master Fund. The majority of the capital in this fund belongs to the partners of our firm and is their reinvested proceeds from our initial public offering, or “IPO.”

The following chart presents the composition of our assets under management by fund as of December 31, 2009:

We opportunistically determine portfolio composition within each of our funds and do not have any predetermined commitment to any given investment strategy or country, valuing flexibility in our investment approach. The primary investment strategies we employ in our funds include:

•

Long/short equity special situations, which seeks to realize a profit from corporate events such as spin-offs, recapitalizations and other corporate restructurings, whether company-specific or as a result of industry or economic conditions;

•

Convertible and capital structure arbitrage, which generally involves investments in convertible and derivative securities to take advantage of price discrepancies between the convertible and derivative security and the underlying equity security or other convertible or derivative security. These investments may be made at multiple levels of an entity’s capital structure to take advantage of valuation or other pricing discrepancies;

•	Structured credit, which includes residential and commercial mortgage-backed securities, and other structured products;

•	Other credit, which includes high-yield debt investments in distressed businesses, investments in senior secured debt, and other credit strategies;

•	Private investments, which include special situations aimed at realizing value of non-public or illiquid investments through strategic sales or initial public offerings; and

•	Merger arbitrage, which generally involves multiple investments in entities contemplating a merger or similar business combination with the goal of realizing a profit from pricing discrepancies.

In addition, as of December 31, 2009, our real estate investment funds have $408 million of our assets under management. These funds make investments in commercial and residential real estate in North America, including real property, multi-property portfolios, real estate related joint ventures, real estate operating companies and other real estate related assets.

The following chart presents the composition, by strategy, of the OZ Master Fund as of January 1, 2010:

Investment Management Process

Our objectives are to create value for our fund investors by generating consistent, positive, risk-adjusted returns while protecting investor capital, and to develop new, carefully-considered investment opportunities. Across our strategies, our investment decisions are based on a research-driven investment process involving extensive due diligence and qualitative and quantitative analysis, allowing us to capitalize on a wide variety of opportunities. This approach takes advantage of our international relationships and expertise across capital structures, industries and geographies. It also benefits from our dedicated and experienced industry specialists and private investment teams operating out of our offices worldwide. The partners who are responsible for managing our investment process have extensive experience to allow for the combination of qualitative judgment with quantitative and fundamental analysis.

We allocate capital among investment strategies on an opportunistic basis, meaning that we retain flexibility to invest in what we deem to be the most attractive opportunities at a given time, within the bounds of our overall investment and risk management processes. The consistency of our approach to investing and risk management, in that we employ many of the same methodologies and techniques today that we have used throughout our sixteen year existence, has been integral to our ability to successfully extend our investment performance track record. In all of our strategies, our approach is defined by certain common elements:

•

Consistent, positive, risk-adjusted returns.    Our funds seek to deliver consistent, positive, risk-adjusted returns to fund investors across market cycles with low volatility and low correlation to the markets. Our ability to generate investment performance in each of our underlying strategies is not dependent on taking large directional positions or concentrated positions in any industry sector, asset class or country.

•

Disciplined investment and risk management processes.    We maintain an active, disciplined focus on the investment and risk management processes that are central to how we allocate capital in each of our funds. We generally make investments where our fundamental research leads us to believe that we have an expertise and a competitive advantage, and then only in positions for which we believe the risks are reasonable and manageable. Our risk management practices are a key element of our daily investment processes, and we focus significant attention to actively managing the risk in our portfolios. The fundamental research our investment teams perform supports our understanding of the relationship between profit potential and risk. Our risk management process embraces both quantitative and qualitative analyses and is implemented at both the individual position and total portfolio levels.

•

Focus on fundamentals.    We approach investments in each of our strategies through rigorous fundamental analysis of the drivers of potential investment risk and return. We look at both qualitative and quantitative factors in assessing the risk/reward parameters, and rely on extensive due diligence. We are patient, disciplined investors and will invest substantial time and effort to develop expertise in asset classes where we see potential opportunity.

•

Preservation of capital.    We believe that the preservation of capital is essential to our fund investors. Accordingly, we focus on ways to minimize downside risk in each of our strategies. We use sophisticated risk analysis and active portfolio management in an effort to limit our funds’ exposure to global market, economic and other non-event related risks across all of our strategies.

•	Low use of leverage. We generally do not rely on extensive leverage to generate investment returns, an approach which has always been central to our investment and risk management processes.

•

Synergies among our strategies.    We believe the consistent interaction among the professionals across our strategies creates synergies that add to our insight and ability to identify attractive investment opportunities. Our funds invest across a broad range of asset classes and geographies, which enables us to develop investment themes and perspectives ranging from macro analysis to industry sector and company-specific ideas. Our professionals have extensive experience and many are specialized by strategy, industry sector or asset class. Our culture encourages our investment professionals to share information, expertise, and investment and risk methodologies across our strategies.

Portfolio Risk Management

Risk management is central to the operation of our business and is implemented at both the individual position and total portfolio levels. We use both quantitative and qualitative analyses intended to monitor financial and event risk, manage volatility and, in turn, to preserve fund investor capital. We may hedge credit, interest rate, currency and market exposures, and we place substantial emphasis on portfolio diversification by asset class, industry sector and country. The active management of positions in our funds allows for timely reallocation of capital in response to changes in market, economic or geopolitical conditions.

Our risk management processes are overseen by our Risk Committee. The Risk Committee meets regularly to review, among other information, sophisticated risk analysis, including the results of stress-testing our portfolios under numerous scenarios. The Risk Committee also discusses other general risks, including, but not limited to, global economic, geopolitical, counterparty and operational risks.

Our portfolio managers meet with our analysts daily to review inherent risks associated with the positions in each fund. For example, in our event-driven strategies, positions are generally hedged to limit losses in a downside scenario to 1% to 2% of net asset value. There can be no assurances, however, that appropriate hedges will be available or in place to successfully limit losses. In addition, we conduct daily reconciliations of our funds’ positions, market values and cash balances through our financial control group, which is centralized in New York.

Investment Performance

We believe one of the principal drivers of our ability to increase assets under management is the investment performance of our funds. Our historical ability to generate consistent, positive, risk-adjusted returns with low leverage and with little equity market correlation or risk, combined with our ability to preserve fund capital when markets decline, are hallmarks of our investment approach. We also believe that our performance track record is a key point of competitive differentiation for us.

The historical and potential future returns of the funds we manage are not directly linked to returns on our Class A Shares; therefore, positive investment performance of the funds we manage may not necessarily correspond to positive returns on an investment in our Class A Shares. Poor performance of the funds that we manage, however, would likely cause a decline in our revenues from such funds, which may have a negative effect on the returns on an investment in our Class A Shares. An investment in our Class A Shares is not an investment in any of the Och-Ziff funds.

Moreover, with respect to the historical returns of our funds, our funds’ returns reflect investment opportunities and general global economic and market conditions that may not repeat themselves, and the rates of return reflect our funds’ historical expenses, which may vary in the future due to factors beyond our control, including changes in applicable law. See “Item 1A. Risk Factors—Risks Related to Our Funds—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A Shares.”

The table below sets forth, as of December 31, 2009, the net annualized return, volatility, Sharpe Ratio and correlation to the S&P 500 Index of the OZ Master Fund, and is provided for illustrative purposes only. The OZ Master Fund includes every strategy and geography in which the Och-Ziff funds invest and constituted approximately 67% of our assets under management as of December 31, 2009. Our other funds implement geographical or strategy focused investment programs. The investment performance for our other funds vary from those of the OZ Master Fund, and such variance may be material. The performance reflected in the table below is not necessarily indicative of the future results of the OZ Master Fund. There can be no assurance that any Och-Ziff fund will achieve comparable results.

	1 Year	3 Years	5 Years	Strategy Inception
Net Annualized Return
OZ Master Fund(a)	23.1%	4.9%	7.6%	14.5%
S&P 500 Index(b)	26.5%	-5.6%	0.4%	8.0%
Correlation of OZ Master Fund to S&P 500 Index(c)	0.15	0.65	0.65	0.52
Volatility(d)
OZ Master Fund Standard Deviation (Annualized)	3.9%	7.4%	6.0%	5.7%
S&P 500 Index Standard Deviation (Annualized)	22.3%	19.9%	16.0%	15.5%
Sharpe Ratio(e)
OZ Master Fund	5.83	0.29	0.69	1.83
S&P 500 Index	1.17	(0.42)	(0.19)	0.25

(a)	Total net return for the OZ Master Fund (the “Fund”) represents a composite of the average return of the feeder funds that comprise the Fund. Returns are presented on a total return basis, net of all fees and expenses (except incentive income on certain unrealized private investments that could reduce returns on these investments at the time of realization), and include the reinvestment of all dividends and income. Performance includes realized and unrealized gains and losses attributable to certain private and initial public offering investments that are not allocated to all investors in the Fund. Investors that do not participate in such investments or that pay different fees may experience materially different returns. Past performance is no guarantee of future results. For the period from 1994 through 1997, performance represents the performance of Och-Ziff Capital Management, L.P., a Delaware limited partnership that was managed by Daniel Och following an investment strategy that is substantially similar to that of the Fund. In addition, during this period, performance was calculated by deducting management fees on a quarterly basis and incentive income on a monthly basis. Beginning January 1998, performance has been calculated by deducting both management fees and incentive income on a monthly basis from the composite returns of the Fund.

(b)	Readers should not assume that there is any material overlap between those securities in the portfolio of the Fund and those that comprise the S&P 500 Index. It is not possible to invest directly in the S&P 500 Index. Returns of the S&P 500 Index have not been reduced by fees and expenses associated with investing in securities and include the reinvestment of dividends. The S&P 500 Index is an equity index owned and maintained by Standard & Poor’s, a division of McGraw-Hill, whose value is calculated as the free float-weighted average of the share prices of 500 large-cap corporations listed on the NYSE and Nasdaq. The comparison of the S&P 500 Index performance relative to the Fund’s performance is for the limited purpose of illustrating how the Fund has performed compared to the broader equity market. It should not be considered an indication of how the Fund will perform relative to the S&P 500 Index in the future.

(c)	Correlation to the returns of the S&P 500 Index represents a statistical measure of the degree to which the return of one portfolio is correlated to the return of another. It is expressed as a factor that ranges from -1.0 (perfectly inversely correlated) to +1.0 (perfectly positively correlated).

(d)	Standard deviation is a statistical measure of the degree to which an individual value in a distribution tends to vary from the mean of the distribution.

(e)	Sharpe Ratio represents a measure of the investment returns as adjusted for risk. The Sharpe Ratio is calculated by subtracting a “risk-free” rate from the composite returns, and dividing that amount by the standard deviation of the returns. A higher Sharpe Ratio indicates that a portfolio generates a return that is higher than would be expected for the level of risk in the portfolio as compared to the risk-free rate. The risk-free rate used is one-month LIBOR.

Assets Under Management

Our assets under management are a function of the capital that is invested with us, which we invest on behalf of fund investors based on the focus of the fund or funds they have selected. Our partners and employees collectively are the single largest investor in our funds, comprising approximately 10% of our total assets under management as of January 1, 2010.

We typically accept new investors and additional capital from existing investors into each of our funds on a monthly basis on the first day of each month. Investors in our funds (other than for capital invested in special investments, certain real estate funds and other new businesses) have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of a lock-up period, an investor may redeem capital generally on a quarterly or annual basis upon giving 30 to 45 days prior written notice. Investors with quarterly redemption rights may also redeem prior to the expiration of their lock-up period by paying a redemption fee and upon giving 30 days prior written notice. The lock-up requirements for the funds may generally be waived or modified in the sole discretion of the fund’s general partner or board of directors, as applicable. The ability of investors to contribute capital to and redeem capital from our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ investment performance due to the reinvestment of fund profits and impact of fund losses.

Our financial results and earnings growth are primarily driven by the combination of assets under management and the investment performance of our funds. Positive investment performance and preservation of fund investor capital are the principal determinants of the long-term success of our business because they enable us to grow assets under management organically as well as attract new capital and minimize redemptions by our fund investors. Conversely, poor investment performance slows our growth, decreases our assets under management and can result in investor redemptions from our funds.

Industry Overview

The asset management business involves investing capital on behalf of institutional and individual investors in exchange for contracted fees and other performance-driven income. The industry invests trillions of dollars of assets, and can be broadly divided into two categories: traditional asset management, such as large mutual funds and separate account managers, and alternative asset management, such as hedge funds and private equity firms.

Alternative Asset Management / Hedge Funds

Alternative asset management, in general, involves a variety of investment strategies where the common element is the manager’s goal of delivering, within certain risk parameters, investment performance that is typically measured on an absolute return basis, meaning that performance is measured not by how well a fund performs relative to a benchmark index, but by how well the fund performs in absolute terms. These managers typically run pooled investment vehicles that are not subject to the investment limitations of traditional mutual funds and separate account managers and may employ a wide variety of investment strategies. Alternative asset managers strive to produce investment returns that have a lower correlation to the global capital markets than do traditional asset management strategies. Alternative asset managers typically earn management fees based on the value of the investments they manage and incentive income based on the performance of such investments. Alternative investment funds are typically exempt from registration with regulatory authorities. Advisers of such funds in the United States may or may not be registered with the SEC under the Investment Advisers Act of 1940, as amended, which we refer to as the “Advisers Act.” Investment vehicles employing alternative strategies are commonly referred to as hedge funds, among other things.

The term “hedge funds” generally refers to privately held and unregistered collective investment vehicles. Because they are not subject to the investment limitations imposed by the Investment Company Act of 1940, as amended, which we refer to as the “1940 Act,” hedge funds differ from traditional investment vehicles, such as mutual funds, by the strategies they employ and the asset classes in which they invest. Asset classes in which hedge funds may invest are very broad and include liquid and illiquid securities, derivative instruments, asset-backed securities and a variety of other non-traditional assets, such as distressed securities and infrastructure investments, among others. Hedge funds have no pre-determined investment parameters and are not precluded from making large investments that are concentrated by asset class, industry sector, geography, or market directionality. Hedge funds are also not precluded from employing a variety of instruments including swaps, options, futures and short sales to mitigate risk or synthetically create investment exposures.

The demand for exposure to alternative asset managers by institutional investors was the main driver of the hedge fund industry’s historical growth. Institutional demand was driven by several factors, including the pursuit of higher returns compared to those generated by traditional equity and fixed income strategies, and the desire to diversify investment portfolios by placing capital with investment managers that generated returns with a low correlation to global equity indices. Alternative investment strategies still account for a relatively small portion of all institutional assets, signifying potential opportunity for future growth. The table below presents the cumulative capital allocated to the hedge fund industry historically.

During 2009, the global financial markets stabilized after a challenging 2008. Hedge funds and other alternative asset managers generally experienced declines in assets under management during the first half of the year as a result of ongoing redemptions as institutional investors continued to reduce their exposures to the capital markets generally, and to alternative asset managers specifically. The redemption cycle tapered off during the third quarter and capital inflows began to return to the industry during the fourth quarter. Investment performance among alternative asset managers was generally positive for the year. As a result, hedge fund assets under management increased in 2009 after declining sharply in 2008.

Historical Hedge Fund Assets Under Management

(dollars in billions as of December 31)

Source: Hedge Fund Research

Our Total Historical Assets Under Management(1)

(dollars in billions as of December 31)

(1)	Includes deferred balances, which are made up of incentive income receivables from our offshore funds that were deferred prior to the IPO, and investments by us, our partners and certain other related parties. Prior to the IPO, we did not charge management fees or earn incentive income on these investments. Following the IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other related parties, including the reinvestment by our partners of the after-tax proceeds from the IPO and the private share sale to DIC Sahir, which we refer to collectively as the “Offerings,” other than the reinvestment by our partners of deferred balances. As of January 1, 2010, approximately 10% of our assets under management represented investments by us, our partners and certain other related parties in our funds and the deferred balances. As of this date, approximately 35% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to deferred balances and pre-IPO investments by our partners and other related parties.

Historically, we have achieved or exceeded the historical growth rates in assets under management for hedge funds generally. Since December 31, 2002 and through December 31, 2009, our compound annual growth rate was approximately 22%, compared to the industry’s compound annual growth rate of 14%.

Competitive Environment

The asset management industry is intensely competitive, and we expect that it will remain so. We face competition in all aspects of our business. Examples include attracting institutional investors and assets under management, pursuing attractive investment opportunities in all of our underlying strategies and in all geographies, and hiring and retaining professionals in all areas of our business. We compete in the United States and globally for investment opportunities, investor capital and talent. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of these competitors continue to raise additional amounts of capital to pursue investment strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. Our competitive position depends on our reputation, our investment performance and processes, our ability to continue to offer innovative investment products, the breadth of our infrastructure and our ability to continue to attract and retain qualified employees while managing compensation and other costs. For additional information regarding the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Business—Competitive pressures in the asset management business could adversely affect our business and results of operations.”

Competitive Strengths

There are several attributes of our business model that we believe are differentiating competitive strengths. As such, we view these elements as important to our ability to attract new assets under management and, over time, increase our market share of new capital flows to the hedge fund industry:

•

Established investment performance track record and strong investment returns.    We have a well-established track record of strong investment returns that spans sixteen years. The quality and consistency of our performance across market cycles is due to our stringent risk management process, our low use of leverage, and our disciplined and focused investment approach. We believe these attributes are increasingly essential to institutional investors in their manager selection process, and therefore, to our ability to increase our market share of the capital inflows to the hedge fund industry.

•

Multi-strategy approach.    We invest capital based on the quality of the ideas we see, regardless of asset class, industry sector, country or underlying investment strategy. We have a strong history of generating profits for our fund investors because our highly diversified model enables us to capitalize on opportunities in any market globally. As a result, we believe we are well-positioned to generate consistent, positive, risk-adjusted returns in the future.

•

Infrastructure and transparency.    We have always focused on having a robust and dynamic infrastructure, with an emphasis on strong financial, operational and compliance-related controls. As a public company, we are required to identify and document key processes and controls, which are subject to independent review. In addition, we added a third party administrator in late 2009 to provide independent asset and pricing verification for our funds. Additionally, we focus on providing transparency to fund investors about our investment process, operational procedures and portfolio exposures. These attributes have always been hallmarks of our business model and are central to our ability to align our interests with those of our fund investors. We also believe they are an important source of competitive differentiation for us, as investment performance is no longer solely sufficient to be considered a manager of choice by institutional investors.

•

Global presence.    Our global presence, supported by investment teams in New York, London and Hong Kong, gives us a unique ability to source and capitalize on investment opportunities around the world. We invest on a global scale, which increases not only the diversification of our portfolios but also the number of investment ideas of which we are able to take advantage. Our local market presence in each region of the world enhances our ability to analyze investment ideas in those markets and to assess the risk/reward parameters of each.

Our Fund Investors

As of March 1, 2010, we managed approximately $24.6 billion of assets for approximately 600 fund investors. Over our sixteen year history we have developed long-standing relationships with many of the world’s largest institutional investors. Our funds have a diverse and sophisticated investor base, including many of the largest pension and profit-sharing funds, foundations, fund-of-funds, university endowments and financial institutions worldwide. Many of our investors are invested in more than one of our funds and have invested in our new funds at or near their launch dates. No single unaffiliated investor in our funds, however, accounts for more than 3% of our total assets under management as of December 31, 2009, and the top five fund investors accounted for approximately 13%.

The following chart presents the composition of our fund investor base across all of our funds by the type of investor as of January 1, 2010:

The following chart presents the composition of our fund investor base across all of our funds by region as of January 1, 2010:

Our Structure

Och-Ziff Capital Management Group LLC

We are a publicly-traded holding company, and our primary assets are our ownership interests in the Och-Ziff Operating Group entities, which we hold indirectly through two intermediate holding companies, Och-Ziff Corp and Och-Ziff Holding.

Initial Public Offering and Private Offering

In November 2007, we completed our IPO of 36 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC. The Offerings strengthened our brand visibility globally, while also providing us with added capital to pursue growth opportunities. Our founding owners reinvested substantially all of their $1.6 billion in after-tax proceeds from the Offerings into the Och-Ziff funds.

Class A Shares

Class A Shares represent Class A limited liability company interests in our Company. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2009, represent 22.7% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon exchange of Och-Ziff Operating Group A Units by our partners and the Ziffs, as described below, and upon vesting of equity awards granted in connection with and after our IPO under our Amended and Restated 2007 Equity Incentive Plan, which we refer to as the “Plan.”

Class B Shares

Class B Shares have no economic rights but entitle the holders of record to one vote per share on all matters submitted to a vote of our shareholders. The Class B Shares currently are held solely by our partners and are intended to provide our partners with a voting interest in Och-Ziff Capital Management Group LLC commensurate with their economic interest in our business. As of December 31, 2009, the Class B Shares represent 77.3% of our total combined voting power. Our partners have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability, or (ii) such time as our partners hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of our shareholders. The Ziffs do not hold any of our Class B Shares. The Class B Shares are not expected to be registered for public sale or listed on any securities exchange and are generally transferable by a holder in connection with a transfer of such holder’s Och-Ziff Operating Group A Units.

Och-Ziff Operating Group Entities

We conduct substantially all of our business through the Och-Ziff Operating Group. Historically, we have used more than one Och-Ziff Operating Group entity to segregate our operations for business, financial, tax and other reasons. We may increase or decrease the number of our Och-Ziff Operating Group entities and intermediate holding companies based on our views as to the appropriate balance between administrative convenience and business, financial, tax and other considerations.

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

Prior to the Offerings, the interests in the Och-Ziff Operating Group were held by our founding owners. In connection with and prior to the Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization.” As part of the Reorganization, interests in the Och-Ziff Operating Group held by our founding owners were reclassified as Och-Ziff Operating Group A Units, which we describe below.

We used the net proceeds from the Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group B Units, which we describe below. The Och-Ziff Operating Group then used the proceeds to acquire from our founding owners Och-Ziff Operating Group A Units representing the 19.2% interest in the Och-Ziff Operating Group, which units were subsequently canceled. The Och-Ziff Operating Group B Units together with Och-Ziff Operating Group A Units, which we refer to as “Och-Ziff Operating Group Equity Units,” represent all of the equity interests in the Och-Ziff Operating Group. Class D Operating Group Units represent non-equity profits interests in the Och-Ziff Operating Group that are owned by certain limited partners admitted to the Och-Ziff Operating Group entities subsequent to the IPO. One Class D operating group unit in each of the Och-Ziff Operating Group entities represents one “Och-Ziff Operating Group D Unit.”

Och-Ziff Operating Group A Units.    As part of the Reorganization, each partner’s interest in an Och-Ziff Operating Group entity was reclassified as a Class A operating group unit, which represents a common equity interest in the respective Och-Ziff Operating Group entity. One Class A operating group unit in each of the Och-Ziff Operating Group entities represents one “Och-Ziff Operating Group A Unit.” The Ziffs’ interest in our business was also reclassified as Och-Ziff Operating Group A Units representing an approximately 10% interest in the common equity of each Och-Ziff Operating Group entity immediately prior to the IPO, which proportionately reduced each partner’s common equity interest in the respective Och-Ziff Operating Group entity.

Our partners and the Ziffs continue to own 100% of the Och-Ziff Operating Group A Units, which, as of December 31, 2009, represent a 79.1% ownership interest in the Och-Ziff Operating Group. Och-Ziff Operating Group A Units are exchangeable for our Class A Shares on a one-for-one basis, subject to certain exchange rate adjustments for splits, unit distributions and reclassifications and generally subject to ratable annual vesting through 2012, minimum retained ownership requirements and transfer restrictions.

Och-Ziff Operating Group B Units.    We contributed our proceeds from the Offerings to our intermediate holding companies, which in turn contributed those proceeds to each of the Och-Ziff Operating Group entities in exchange for Class B operating group units in each such entity. One Class B operating group unit in each of the Och-Ziff Operating Group entities represents one “Och-Ziff Operating Group B Unit.” Each intermediate holding company holds a general partner interest and Och-Ziff Operating Group B Units in each Och-Ziff Operating Group entity that it controls. Our intermediate holding companies continue to own 100% of the Och-Ziff Operating Group B Units, which, as of December 31, 2009, represent a 20.9% ownership interest in the Och-Ziff Operating Group. The Och-Ziff Operating Group B Units are economically identical to the Och-Ziff Operating Group A Units held by our partners and the Ziffs and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.

The diagram below depicts our organizational structure as of December 31, 2009(1):

(1)	This diagram does not give effect to 15,462,117 Class A restricted share units, or “RSUs”, that were outstanding as of December 31, 2009, and which were granted to our partners, managing directors, other employees, and the independent members of our Board of Directors. Assuming the settlement of these RSUs in Class A Shares, (i) our partners and the Ziffs would hold 76.1% of the equity in the Och-Ziff Operating Group and 74.1% of our total combined voting power, excluding the 1,606,600 Class A Shares, or 0.4% of our total combined voting power, purchased as of December 31, 2009 by Mr. Och in the open market pursuant to a plan adopted by Mr. Och on November 12, 2008, which was intended to comply with Rule 10b5-1(c) of the Exchange Act, (ii) DIC Sahir would hold indirectly 9.4% of the equity in the Och-Ziff Operating Group and 10.2% of our total combined voting power and (iii) public shareholders would collectively hold indirectly 23.9% of the equity in the Och-Ziff Operating Group and 25.9% of our total combined voting power. Because the Ziffs do not hold any Class B Shares, the percentage of our total combined voting power held by the partners, public shareholders and DIC Sahir will exceed their respective ownership percentages of the equity in the Och-Ziff Operating Group.

(2)	Mr. Och, the other partners and the Ziffs hold Och-Ziff Operating Group A Units representing 38.9%, 32.2% and 8.0%, respectively, of the equity in the Och-Ziff Operating Group (or 37.4%, 31.0% and 7.7%, respectively, assuming the vesting and settlement in Class A Shares of the 15,462,117 RSUs outstanding as of December 31, 2009), excluding the 1,606,600 Class A Shares, or indirectly 0.4% of the equity in the Och-Ziff Operating Group, purchased as of December 31, 2009 by Mr. Och as discussed in note (1) above. Our partners also hold Class C Non-Equity Interests and Och-Ziff Operating Group D Units as described below in notes (5) and (6).

(3)	Mr. Och holds Class B Shares representing 42.2% of the voting power of our Company and the other partners hold Class B Shares representing 35.0% of the voting power of our Company (or 40.5% and 33.6%, respectively, assuming the vesting and settlement in Class A Shares of the 15,462,117 RSUs outstanding as of December 31, 2009). In addition, Mr. Och controls an additional 0.4% of the combined voting power of our Class A Shares and Class B Shares through his direct ownership of 1,606,600 Class A Shares purchased as of December 31, 2009 by Mr. Och as discussed in note (1) above. Our partners have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. The Ziffs do not hold any of our Class B Shares and, therefore, will not have any voting power in our Company unless they exchange their Och-Ziff Operating Group A Units into Class A Shares.

(4)	The Och-Ziff Operating Group Equity Units have no preference or priority over other securities of the Och-Ziff Operating Group (other than the Och-Ziff Operating Group D Units to the extent described in note (6) below) and, upon liquidation, dissolution or winding up, will be entitled to any assets remaining after payment of all debts and liabilities of the Och-Ziff Operating Group.

(5)	The Class C non-equity interests, which we refer to as the “Class C Non-Equity Interests,” represent non-equity interests in the Och-Ziff Operating Group entities. No holder of Class C Non-Equity Interests will have any right to receive distributions on such interests. Our partners hold all of the Class C Non-Equity Interests, which may be used for discretionary income allocations, if any, in the future.

(6)	In 2009, we issued Och-Ziff Operating Group D Units to new partners in connection with their admission to the Och-Ziff Operating Group. The Och-Ziff Operating Group D Units are profits interests that are only entitled to share in residual assets upon liquidation, dissolution or winding up to the extent that there has been a threshold amount of appreciation or gain in the value of the Och-Ziff Operating Group subsequent to issuance of the units. The Och-Ziff Operating Group D Units automatically convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. Such interests, which represent an approximately 0.4% profits interest in the Och-Ziff Operating Group, are not considered equity interests for U.S. GAAP purposes. Allocations to these interests are recorded within compensation and benefits in our consolidated and combined financial statements.

Our Fund Structure

Our funds are typically organized using a “master-feeder” structure. This structure is commonly used in the hedge fund industry and calls for the establishment of one or more U.S. or non-U.S. “feeder” funds, which are managed by us but are separate legal entities and have different structures and operations designed for distinct groups of investors. Fund investors, including our partners, managing directors and other employees, invest directly into our feeder funds. These feeder funds hold direct or indirect interests in a “master” fund that is the primary investment vehicle for its feeder funds. Our funds are managed by the Och-Ziff Operating Group. Any of our existing or future funds may invest using any alternative structure that is deemed useful or appropriate.

Employees

As of December 31, 2009, we had 378 employees (including 60 in the United Kingdom and 45 in Asia), with 135 investment professionals (including 38 in the United Kingdom and 27 in Asia).

Regulatory Matters

Our business is subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. The SEC regulates our activities as a registered investment adviser under the Advisers Act. We are also subject to regulation under the Exchange Act, the Securities Act and various other statutes. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, which we refer to as “ERISA.” In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India. Currently, governmental authorities in the United States and in the other countries in which we operate have proposed additional disclosure requirements and regulation of hedge funds and other alternative asset managers. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Relating to Our Business—Increased regulatory focus could result in additional burdens on our business.”

Global Compliance Program

We have implemented a global compliance program to address the legal and regulatory requirements that apply to our company-wide operations. We registered as an investment adviser with the SEC in 1999. Since that time our affiliated companies have registered with the U.K. Financial Services Authority, the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India. We have structured our global compliance program to address the requirements of each of these regulators as well as the requirements necessary to support our global securities trading operations. Our compliance program includes comprehensive policies and supervisory procedures that have been implemented to monitor compliance. All employees attend mandatory compliance training to remain informed of our policies related to matters such as the handling of material non-public information and employee securities trading. In addition to a robust internal compliance framework, we have strong relationships with a global network of local attorneys specializing in compliance matters to help us quickly identify and address compliance issues as they arise.

Our Executive Officers

Set forth below is certain information regarding our executive officers as of March 1, 2010.

Daniel S. Och, 49, is our founder, the Chief Executive Officer, an Executive Managing Director and the Chairman of our Board of Directors. Mr. Och joined the Board in connection with our IPO. He is also the

Company’s Chief Investment Officer and an officer and/or director of each of our indirect foreign operating subsidiaries, Och-Ziff Management Europe Limited, Och-Ziff Capital Management Hong Kong Limited, Och-Ziff Consulting (Beijing) Company Limited and Och-Ziff India Private Limited as well an executive managing director at each Och-Ziff Operating Group entity. Prior to founding Och-Ziff in 1994, Mr. Och spent eleven years at Goldman, Sachs & Co., where he was a Vice President. Mr. Och began his career at Goldman, Sachs & Co. in the Risk Arbitrage Department and was later Head of Proprietary Trading in the Equities Division and Co-Head of U.S. Equities Trading. Mr. Och holds a B.S. in Finance from the Wharton School of the University of Pennsylvania.

Joel M. Frank, 54, is our Chief Financial Officer, Senior Chief Operating Officer, an Executive Managing Director and a member of our Board of Directors. Mr. Frank joined the Board in connection with our IPO. Mr. Frank is also the Finance Officer for Och-Ziff Management Europe Limited, a director of Och-Ziff India Private Limited and Och-Ziff Consulting (Beijing) Company Limited as well as an executive managing director at each Och-Ziff Operating Group entity. Prior to joining Och-Ziff at its inception in 1994, Mr. Frank spent six years at Rho Management Company, Inc. as its Chief Financial Officer. Mr. Frank was previously with Manufacturers Hanover Investment Corporation from 1983 to 1988 as Vice President and Chief Financial Officer, and was with Manufacturers Hanover Trust from 1977 to 1983. Mr. Frank holds a B.B.A. in Accounting from Hofstra University and an M.B.A. in Finance from Fordham University. Mr. Frank is a C.P.A. certified in the State of New York.

David Windreich, 52, is an Executive Managing Director and a member of our Board of Directors. Mr. Windreich joined the Board in connection with our IPO. Mr. Windreich is also the Head of U.S. Investing for Och-Ziff as well as an executive managing director at each Och-Ziff Operating Group entity. Prior to joining Och-Ziff at its inception in 1994, Mr. Windreich was a Vice President in the Equity Derivatives Department at Goldman, Sachs & Co. Mr. Windreich became a Vice President in 1988 and began his career there in 1983. Mr. Windreich holds a B.A. in Economics and an M.B.A. in Finance from the University of California, Los Angeles.

Michael L. Cohen, 38, is an Executive Managing Director, the Head of European Investing for Och-Ziff and a director of Och-Ziff Management Europe Limited as well as an executive managing director at each Och-Ziff Operating Group entity. Mr. Cohen joined Och-Ziff in 1997 and helps manage our London office. Prior to joining us, Mr. Cohen served as an Equity Research Analyst at Franklin Mutual Advisory and as an Investment Banking Analyst at CS First Boston specializing in the financial services sector. Mr. Cohen holds a B.A. in Economics from Bowdoin College.

Zoltan Varga, 36, is an Executive Managing Director, the Head of Asian Investing for Och-Ziff and a director of Och-Ziff Consulting (Beijing) Company Limited as well as an executive managing director at each Och-Ziff Operating Group entity. Mr. Varga joined Och-Ziff in 1998 and helps manage our Hong Kong office. Prior to joining Och-Ziff, Mr. Varga was an Analyst in the Mergers and Acquisitions Department at Goldman, Sachs & Co. Mr. Varga holds a B.A. in Economics from DePauw University.

Harold A. Kelly, 46, is an Executive Managing Director and the Head of Global Convertible and Derivative Arbitrage for Och-Ziff as well as an executive managing director at each Och-Ziff Operating Group entity. Prior to joining Och-Ziff in 1995, Mr. Kelly had seven years of experience trading various financial instruments and held positions at Cargill Financial Services Corporation, Eagle Capital Management, Merrill Lynch International, Ltd. and Buchanan Partners, Ltd. Mr. Kelly earned his B.B.A. degree in Finance and also holds M.B.A. and Ph.D. degrees from The University of Georgia.

Jeffrey C. Blockinger, 40, is our Chief Legal Officer, Chief Compliance Officer and Secretary as well as an executive managing director at each Och-Ziff Operating Group entity. Prior to joining Och-Ziff in April 2005, Mr. Blockinger was with Schulte, Roth and Zabel LLP from April 2003 to April 2005, Crowell & Moring LLP from January 2002 to April 2003 and Morgan, Lewis & Bockius LLP from September 1996 to January 2002. Mr. Blockinger earned a B.A. at Purdue University and holds a J.D. from the University of Miami School of Law. Mr. Blockinger is admitted to the bars of New York and the District of Columbia.

Item 1A.	Risk Factors

Risks Related to Our Business

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the alternative asset management business. A summary of some of the significant risks that have affected and could affect our competitive positioning, financial condition and results of operations is included below. Some of these risks are managed in accordance with the Company’s established risk management policies and procedures, which are described in “Item 1. Business—Overview—Portfolio Risk Management.”

Our business was affected by the unprecedented conditions that impacted the United States and global economies and in the capital markets worldwide during 2008, where considerable volatility and lack of liquidity caused a simultaneous and substantial decline in the value of most asset classes globally. The combination of these disruptive factors adversely affected our ability to consistently generate non- volatile investment performance, and to retain and attract new assets under management, which negatively impacted our financial condition and results of operations. While market conditions stabilized during 2009, our investment performance, assets under management and financial results may be affected should global economic conditions remain weak or financial market conditions deteriorate.

Conditions in the United States and global economies and in the capital markets worldwide deteriorated sharply in the second half of 2008, resulting in an unprecedented economic, financial and credit market crisis that resulted in significant market turbulence, a lack of liquidity and substantial, simultaneous declines in the value of most asset classes globally, coupled with a sharp erosion in investor confidence. Write-downs and capital-related issues across all industries resulted in the failures of multiple global financial institutions and other businesses, which have further negatively impacted the global economy. While the global financial system has stabilized, equity and credit market conditions have improved, and economic growth worldwide is positive but moderate, global market conditions are rapidly changing and remain extremely challenging. They are inherently outside of our control and cannot be predicted. Additional disruption and volatility in the U.S. and global economies and the capital markets worldwide could further impact our investment performance and ability to retain and attract new assets under management, and may result in additional redemptions from our funds that could be higher than what they have historically experienced. These factors may further reduce our revenues, Economic Income and the dividends we pay on our Class A Shares and may slow or reduce the long-term growth of our business. In particular, we may face the following heightened risks:

•

Our funds’ investment performance may be negatively impacted. Negative fund performance reduces assets under management, which decreases the management fees and incentive income we earn. Lower revenues result in lower Economic Income and therefore reduced dividends paid on our Class A Shares.

•

Incentive income, which historically has comprised a significant portion of our annual revenues, is contingent on our funds’ generating positive annual investment performance. Historically, most of our hedge funds had a one-year loss carry forward, or “high-water mark,” with respect to any year in which a fund experienced negative investment performance. As of January 1, 2010, all of our main hedge funds were changed to perpetual high-water marks meaning we will not be able to earn incentive income with respect to a fund investor’s investment in a fund in the years following negative investment performance until it surpasses the high-water mark. Generally, if a perpetual high-water mark is recouped during the year or years following the loss, the high-water mark is eliminated, thus allowing us to earn incentive income during the year in which the high-water mark is eliminated on net profits in excess of the high-water mark and in subsequent profitable years. However, if the high-water mark is not recouped, the resulting failure to earn incentive income would adversely impact our financial condition and operations, including our ability to make distributions on our equity. In addition, our real estate and certain other private funds are subject to clawback obligations generally measured as of the end of the life of a fund, in which we are required to repay amounts to a fund to the extent we have received excess incentive income distributions during the life of the fund relative to the aggregate performance of the fund.

•

At the onset of the financial crisis, investors worldwide reduced or eliminated their investments in many asset classes and maximized their cash or equivalent holdings as confidence in the global financial system eroded significantly, with investors reacting to, individually or in some combination, reduced returns or losses on their capital investments, the lack of liquidity in the capital markets or a loss of confidence in the markets. These actions resulted in increased redemptions for the asset management industry worldwide, including hedge funds. In 2009, redemptions appeared to normalize to historical levels for the industry as a whole as market conditions improved and investor confidence increased. New capital flows are beginning to return to the industry, with the 2009 fourth quarter being the third consecutive quarter in which there was a net increase in capital. It may still take some time, however, for those inflows to become meaningful, as compared with levels seen prior to 2007, as institutional investors continue to assess how they will re-balance their portfolios and re-invest their capital. Moreover, our ability to attract new capital to our core funds or developing investment platforms may be limited until economic and market conditions improve.

•

Some hedge funds have reduced or may reduce their fees or revise their fee structure in an attempt to avoid additional redemptions, attract new capital or otherwise remain competitive, and there may be pressure by institutional investors to change fee structures, liquidity or lock-up terms. We may need to consider similar actions to remain competitive, which could reduce our revenues.

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

•

Defaults by, or even rumors or questions about the solvency of, counterparties with which we execute transactions may increase our operational risks or transaction costs, which may result in lower investment performance by our funds.

•

A substantial portion of our compensation expense is in the form of annual bonuses to non-partner employees, which are variable and discretionary. In a typical year, the incentive income we earn funds a significant amount of the cash bonuses we pay. In any year in which we experience losses and do not earn incentive income, it may negatively affect bonuses in that year and in subsequent years until we recoup such losses. This may affect our ability to retain and attract investment professionals and other personnel.

The market price of our Class A Shares has experienced significant volatility over the course of the financial crisis (including considerable depreciation in 2008) and may continue to be subject to wide fluctuations. In the event of a renewed deterioration in business conditions, our Board may determine to take actions for the longer-term benefit of the Company, such as reducing or temporarily eliminating dividends on our Class A Shares or dividend equivalents on RSUs. If the prevailing economic, market and business conditions continue or worsen, we could experience continuing or increased adverse effects on our business, financial condition or results of operation.

Difficult global market, economic and geopolitical conditions may adversely affect our business and cause significant volatility in equity and debt prices, interest rates, exchange rates, commodity prices and credit spreads. These factors can materially adversely affect our business in many ways, including by reducing the value or performance of the investments made by our funds and by reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenues and cash flows and materially adversely affect our financial condition.

Should economic and market conditions continue to be marked by uncertainty and high levels of volatility, our funds may not perform well and our funds may not be able to raise additional capital from fund investors. The success of our business is highly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside of our control and difficult to predict. Factors such as equity prices, equity market volatility, asset correlations, interest rates, counterparty risks, availability of credit, inflation rates, economic uncertainty, changes in laws or regulation (including laws relating to taxation or regulation of the hedge fund industry), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the value of our funds’ portfolio investments or our general ability to conduct business, which in turn would reduce or even eliminate our revenues and profitability.

Unpredictable or unstable market conditions have resulted and may in the future result in reduced opportunities to find suitable risk-adjusted investments to deploy capital and make it more difficult to exit and realize value from our existing investments, which could materially adversely affect our ability to raise new funds and increase our assets under management. In addition, during such periods, financing and merger and acquisition activity may be greatly reduced, making it harder and more competitive for asset managers to find suitable investment opportunities. Also, during periods of adverse economic conditions or during a tightening of global credit markets, we may have difficulty obtaining funding for additional investments at attractive rates, which would further reduce our profitability.

If we fail to react appropriately to difficult market conditions, our funds could incur material losses. In recent years, several hedge funds and other sophisticated financial institutions have failed to properly assess or effectively mitigate their exposure to adverse conditions in the global financial markets. We could also suffer material adverse effects from these difficult market conditions, or other changes in market conditions or if we also fail to effectively mitigate our exposures.

Our business and financial condition may be adversely impacted by the highly variable nature of our revenues, results of operations and cash flows. Because a substantial portion of our incentive income and incentive compensation expense is recorded in the fourth quarter each year, our quarterly results are not expected to be indicative of our results for a full year, which may increase the volatility of the price of our Class A Shares.

Our revenues, results of operations and cash flows are all highly variable, primarily due to the fact that a substantial portion of our revenues historically have been and we expect will continue to be derived from incentive income from our funds, which is contingent on the funds’ annual investment performance. In addition, the investment return profiles of most of our funds can be volatile. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, unexpected business developments and initiatives, the degree to which we encounter competition and general economic and market conditions, including but not limited to market volatility, declining asset values and lack of liquidity. Such variability and unpredictability may lead to volatility or declines in the trading price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period. It may be difficult for us to achieve steady growth, or any growth at all, in revenues and cash flows, which could in turn lead to significant adverse movements in the price of our Class A Shares or increased volatility in our Class A Share price generally.

The amount of incentive income generated by our funds is uncertain and will contribute to the volatility of our results. We do not record incentive income on our interim financial statements other than incentive income earned as a result of investor redemptions during the period. Accordingly, our interim results are not indicative of the results we expect for a full year. In addition, incentive income depends on our funds’ performance. We recognize revenues on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would materially adversely affect our revenues, which could further increase the volatility of our quarterly results.

Our main funds have “perpetual high-water marks.” If a fund investor experiences losses in a given year, we will not be able to earn incentive income with respect to such investor’s investment in this fund in the following years until it surpasses the perpetual high-water mark. The incentive income we earn is therefore dependent on the net asset value of each fund investor’s investment in the fund, which could lead to significant volatility in our results. In addition, our real estate and certain other private funds are subject to clawback obligations generally measured as of the end of the life of a fund, in which we are required to repay amounts to a fund to the extent we have received excess incentive income distributions during the life of the fund relative to the aggregate performance of the fund. See “—Risks Related to Our Business— Our business was affected by the unprecedented conditions that impacted the United States and global economies and in the capital markets worldwide during 2008, where considerable volatility and lack of liquidity caused a simultaneous and substantial decline in the value of most asset classes globally. The combination of these disruptive factors adversely affected our ability to consistently generate non-volatile investment performance, and to retain and attract new assets under management, which negatively impacted our financial condition and results of operations. While market conditions stabilized during 2009, our investment performance, assets under management and financial results may be affected should global economic conditions remain weak or financial market conditions deteriorate.”

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

We may lose investment opportunities in the future if we do not match investment fees, structures and terms offered by competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment fees, structures and terms offered by competitors. In addition, changes in the global capital markets could diminish the attractiveness of our funds relative to investments in other investment products. This competitive pressure could materially adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which would materially adversely impact our business, revenues, results of operations and cash flows.

If our absolute returns and the volatility of those returns do not meet the expectations of the investors in our funds, it will be difficult for our funds to raise capital and for us to grow our business. In addition, the allocation of increasing amounts of capital to alternative investment strategies over the long term by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving consistent, positive returns. Competition for investors is based on a variety of factors, including:

•	investment performance;

•	investor perception of investment managers’ ability, drive, focus and alignment of interest with them;

•	investor perception of robustness of business infrastructure;

•	transparency with regards to portfolio composition;

•	investment and risk management processes;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	level of fees and incentive income charged for services.

If we are not able to successfully compete based on these and other factors, our assets under management, earnings and revenues may be reduced and our business may be materially adversely affected. Furthermore, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current management fee and incentive income structures, which drive our revenues and earnings. We have historically competed for investors primarily on the investment performance of our funds, and not on the level of our fees or incentive income relative to those of our competitors. However, as the alternative asset management sector matures and addresses current market and competitive conditions, there is a risk that fees and incentive income will decline, without regard to the historical performance of a manager. Fee or incentive income reductions on existing or future funds, without corresponding increases in assets under management or decreases in our cost structure, could materially adversely affect our revenues and profitability.

The terms of our credit agreement may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.

The credit agreement for OZ Management, OZ Advisors I, OZ Advisors II and certain of their subsidiaries (collectively, the “Och-Ziff Operating Group Credit Parties”) contains a number of restrictive covenants and requires amortization payments over the next few years, which collectively impose significant operating and financial restrictions on the Och-Ziff Operating Group Credit Parties, including restrictions that may limit their ability to engage in acts that may be in their long-term best interests. The restrictions in the credit agreement include, among other things, limitations on the ability of the Och-Ziff Operating Group Credit Parties to:

•	incur additional indebtedness or issue disqualified equity interests;

•	create liens;

•	pay dividends or make other restricted payments;

•	merge, consolidate, or sell or otherwise dispose of all or any part of their assets;

•	engage in certain transactions with shareholders or affiliates;

•	engage in substantially different lines of business; and

•	amend their organizational documents in a manner materially adverse to the lenders.

The credit agreement also contains a number of events that, if they occurred, would constitute an event of default under the agreement.

A failure by any of the Och-Ziff Operating Group Credit Parties to comply with the covenants or amortization requirements—or upon the occurrence of other defaults or events of default—specified in the credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to declare all loans outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral the Och-Ziff Operating Group Credit

Parties granted to them, which consists of substantially all the assets of the Och-Ziff Operating Group Credit Parties. If the debt under the credit agreement were to be accelerated, the Och-Ziff Operating Group Credit Parties may not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse affect on our business, results of operations and financial condition. For more detail regarding the credit agreement, its terms and the current status of compliance with the agreement by the Och-Ziff Operating Group Credit Parties, please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations”.

Our business and financial condition may be adversely impacted by the loss of any of our key partners, particularly Daniel Och, Joel Frank, David Windreich, Michael Cohen, Zoltan Varga or Harold Kelly.

The success of our business depends on the efforts, judgment and personal reputations of our key partners, particularly our founder, Daniel Och, and other members of our senior management team, including Joel Frank, David Windreich, Michael Cohen, Zoltan Varga and Harold Kelly. Our key partners’ reputations, expertise in investing and risk management, relationships with investors in our funds and third parties on whom our funds depend for investment opportunities and financing are each critical elements in operating and expanding our business. The loss of any of these individuals could harm our business and jeopardize our relationships with our fund investors and members of the business community. We believe our performance is highly correlated to the performance of these individuals. Accordingly, the retention of our key partners is crucial to our success, but none of them is obligated to remain actively involved with us. In addition, if any of our key partners were to join or form a competitor, some of our fund investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our key partners could have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key partners.

Our ability to retain our professionals is critical to our success and our ability to grow depends on our ability to attract additional partners, managing directors and investment professionals.

Our most important asset is our employees, and our success is highly dependent upon the efforts of all of our partners, managing directors and investment professionals. Our future success and growth depend, among other factors, on our ability to retain and motivate our partners and other key personnel and to strategically recruit, retain and motivate new talent, including new partners, managing directors and investment professionals. We may not be successful in our efforts to recruit, retain and motivate the required personnel as the market for qualified investment professionals is extremely competitive. In order to recruit and retain existing and future partners, we will need to maintain a flexible compensation program, including the ability to make cash income allocations to them and issue equity or other interests in our business including, without limitation, Class C Non-Equity Interests, with respect to which the Chairman of our Partner Management Committee, a committee of seven of our partners (or, in the event there is no Chairman, the full Partner Management Committee by majority vote) in conjunction with the Compensation Committee of our Board of Directors, will have the authority to declare distributions. To remain competitive in our ability to attract and retain qualified personnel, our total compensation and benefits expense could increase at a level that may adversely affect our profitability, and our cash available for distribution to the holders of the equity interests in our business, including our Class A shareholders, could be reduced. In addition, any issuances of equity interests in our business to current or future personnel would dilute Class A shareholders.

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

The Och-Ziff Operating Group entities’ limited partnership agreements provide that the ownership interests held by our partners are subject to vesting and forfeiture conditions. The Class A restricted share units that have been awarded to our managing directors and other employees are subject to certain vesting requirements. Further, all of our partners and managing directors are subject to certain restrictions with respect to competing with us, soliciting our employees and fund investors and disclosing confidential information about our business. These requirements and restrictions, however, lapse over time, may not be enforceable in all cases and can be waived by us at any time. There is no guarantee that these requirements and agreements, or the forfeiture provisions of the Och-Ziff Operating Group entities’ limited partnership agreements or the agreements we have with our managing directors will prevent any of these professionals from leaving us, joining our competitors or otherwise competing with us. Any of these events could have a material adverse affect on our business.

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

Our assets under management grew from approximately $5.8 billion as of December 31, 2002 to $33.4 billion as of December 31, 2007. In 2008, our assets under management declined, particularly during the third and fourth quarters due to investment losses experienced by our funds, to $27.0 billion as of December 31, 2008, and further declined in 2009 to $23.1 billion as of December 31, 2009, primarily due to fund investor redemptions in the first half of 2009.

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

There can be no assurance that we will be able to manage our operations effectively without incurring substantial additional expense or that we will be able to grow our business and assets under management, and any failure to do so could materially adversely affect our ability to generate revenues and control our expenses.

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

In addition, we operate a business that is highly dependent on information systems and technology. Our information systems and technology may not be able to fully accommodate rapid, future growth in our operations. Furthermore, the cost of maintaining such systems may increase from its current level. Such a failure to accommodate our operational needs, or an increase in costs related to such information systems, could have a material adverse effect on us.

We utilize our headquarters in New York City, where most of our personnel are located, for the continued operation of our business. We have taken precautions to limit the impact that a disruption to our New York headquarters could cause (for example, by ensuring our London office can operate independently of our other offices and establishing a “hot site” located in New Jersey, from which we could run our operations). Although these precautions have been taken, a disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Finally, although we perform and back-up all key functions of our business, including portfolio valuation, internally, we rely on third-party service providers for certain aspects of our business, including certain information systems and technology and administration of our funds. Severe interruptions or deteriorations in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could impact our reputation and hence materially adversely affect our business.

We are subject to third-party litigation risk which could result in significant liabilities and reputational harm which could materially adversely affect our results of operations, financial condition and liquidity.

In general, we will be exposed to risk of litigation by our fund investors if our management of any fund is alleged to constitute negligence, dishonesty or bad faith. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of the loss. Furthermore, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. In addition, we are exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although we are indemnified by our funds, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds, if any, or fail to obtain indemnification from our funds, our results of operations, financial condition and liquidity would be materially adversely affected.

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

Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the price of our Class A Shares.

The Sarbanes-Oxley Act and the related rules require our management to conduct annual assessments of the effectiveness of our internal controls over financial reporting and require a report by our independent registered public accounting firm, as well as an independent audit of our internal control over financial reporting. To comply with Section 404 of the Sarbanes-Oxley Act, we have documented formal policies, processes and practices related to financial reporting. Such policies, processes and practices are important to ensure the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

If we fail for any reason to comply with the requirements of Section 404 in a timely manner, our independent registered public accounting firm may not be able to opine on the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Any such event could adversely affect the price of our Class A Shares.

Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues.

Our business is subject to extensive and complex regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. The SEC oversees our activities as a registered investment adviser under the Advisers Act. We are also subject to regulation under the Exchange Act and the Securities Act and various other statutes. In addition, we are subject to regulation by the Department of Labor under ERISA. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India.

Each of the regulatory bodies with jurisdiction over us has the authority to grant, and in specific circumstances to cancel, permissions to carry on our business and to conduct investigations and administrative proceedings. Such investigations can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Advisers Act, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our funds’ exemption from compliance with the 1940 Act could result in investigations, sanctions and reputational damage. Our funds are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. Furthermore, the legal, technology and other costs associated with regulatory investigations could increase to such a level that they could have a material impact on our results.

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

As a result of highly-publicized financial scandals in recent years, investors, regulators and the general public exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the business environment in which we operate is subject to heightened regulation. With respect to alternative asset management funds, in recent years, there has been debate in both U.S. and foreign governments about new rules or regulations, including increased oversight or taxation. As calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative investment funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

In addition, the financial industry will likely become more highly regulated in the near future in response to events of recent years, including market volatility and disruptions and the failure of sophisticated financial institutions to properly assess or effectively mitigate their exposure to market risks. Senior representatives of governmental regulatory agencies have commented about the perceived need for additional regulation of financial industry firms, particularly with regard to business practices, transparency and monitoring of trading positions, and protection of customer funds. The SEC recently adopted amendments to the Advisers Act rules increasing the compliance obligations of registered advisers with custody of client funds. Also, members of Congress have announced intentions to introduce legislation to require additional regulation, including requirements that credit default swaps and other derivatives be traded exclusively on regulated exchanges. Various non-U.S. governments have also expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general. The United States Commodities Futures Trading Commission has recently proposed to take over the function of setting speculative position limits for major regulated energy futures and options contracts and other listed instruments that track or emulate such contracts. Although certain potential regulatory changes are not yet known, such changes could have a meaningful impact on the financial industry.

In January 2009, members of the Senate introduced the Hedge Fund Transparency Act (the “Hedge Fund Act”), which would apply to private investment vehicles with at least $50 million in assets under management. If enacted, the Hedge Fund Act would require that such funds—in order to remain exempt from the substantive provisions of the Investment Company Act—register with the SEC, maintain books and records in accordance with SEC requirements, and become subject to SEC examinations and information requests. In addition, the Hedge Fund Act would require each fund to file annual disclosures, which would be made public, containing detailed information about the fund, most notably including the names of all beneficial owners of the fund, an explanation of the fund’s ownership structure and the current value of the fund’s assets under management. Also, the Hedge Fund Act would require each fund to establish anti-money laundering programs.

We cannot predict if the Hedge Fund Act will be enacted or, if enacted, what the final terms would require or the impact on our funds. If enacted, the Hedge Fund Act could negatively impact our funds in a number of ways, including increasing the funds’ regulatory costs, imposing additional burdens on our employees, and potentially requiring the disclosure of sensitive information.

In July 2009, the U.S. House of Representatives passed legislation that would empower federal regulators to prescribe regulations to prohibit any incentive-based payment arrangements that the regulators determine encourage financial institutions to take risks that could threaten the soundness of the financial institutions or adversely affect economic conditions and financial stability. At this time, we cannot predict whether this legislation will be enacted and, if enacted, what form it would take, what affect, if any, that it may have on our business or the markets in which we operate.

In December 2009, the U.S. House of Representatives passed H.R. 4213, the Tax Extenders Act of 2009. That proposed legislation contains a provision that, if enacted, would have the effect of treating income recognized from “carried interests” as ordinary income. While the proposed legislation, if enacted in its current form, would explicitly treat such income as nonqualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes, the proposed legislation provides for a 10-year transition period before such income would become nonqualifying income. In addition, the proposed legislation could, upon its enactment, prevent us from completing certain types of internal reorganization transactions on a tax free basis and acquiring other asset management companies on a tax free basis.

The European Commission published the draft of a proposed European Union (the “EU”) Directive on Alternative Investment Fund Managers in April 2009 (revised in November 2009) (the “AIFM”). The directive, if adopted in the form proposed, would impose significant new regulatory requirements on investment managers operating within the EU, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing. The AIFM generally would require all managers managing or marketing funds in the EU to be authorized by the relevant national regulators. Alternative investment funds organized outside of the EU in which interests are marketed within the EU would be subject to significant conditions on their operations, including satisfying the competent authority of the robustness of internal arrangements with respect to risk management, in particular liquidity risks and additional operational and counterparty risks associated with short selling; the management and disclosure of conflicts of interest; the fair valuation of assets; and the security of depository/custodial arrangements. In addition, the AIFM would impose certain restrictions on the remuneration policies of authorized fund managers similar to those applicable to credit institutions. Such rules could potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility and our ability to raise capital within that jurisdiction.

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

Employee misconduct could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

There is a risk that our partners, employees, joint venture partners or consultants could engage in misconduct that materially adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets we manage. The violation of these obligations and standards by any of our partners or employees would materially adversely affect our investors and us. In addition, our business requires that we properly deal with confidential matters of great significance to companies in which we may invest. If our partners, employees, joint venture partners or consultants were improperly to use or disclose confidential information, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our partners, employees, joint venture partners or consultants were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially adversely affected.

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

In connection with the IPO and Reorganization, we entered into a term loan that was used to purchase interests in our real estate business and to make distributions to our founding owners. Depending on the facts and circumstances, we may eventually use a significant amount of additional borrowings to finance our business operations or growth. This will expose us to the typical risks associated with the use of substantial borrowings, including those discussed below under “—Risks Related to Our Funds— Our funds may determine to use leverage in investments, which could materially adversely affect our ability to achieve positive rates of return on those investments.” These risks could be exacerbated by the use of leverage by our funds to finance investments to enhance investment returns. In addition, as our long-term unsecured debt and committed secured credit facilities expire, or if our lenders fail, we will need to replace them by entering into new facilities or finding other sources of liquidity, and there is no guarantee that we will be able to do so on attractive terms or at all, particularly in a liquidity or other market crisis. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a further discussion of our liquidity.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Our term loan will mature in July 2012, at which time we will be required to either refinance it by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repurchase or repay the term loan by using cash on hand or cash from the sale of our assets, which would reduce amounts available for distribution to our Class A shareholders. No assurance can be given that we will be able to enter into new facilities or issue equity in the future on attractive terms, or at all. Our term loan is a LIBOR-based floating-rate obligation and the interest expense we incur varies with changes in the applicable LIBOR reference rate. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk,” for additional information regarding the impact that a change in LIBOR would have on our annual interest expense associated with this term loan.

We also hold a note payable on our corporate aircraft in the amount of $16.8 million, the principal balance of which is due at maturity on May 31, 2011. The note bears interest at LIBOR plus 2.35%. The terms of the note require us to comply with certain covenants relating to minimum assets under management and Economic Income, among other items. We may determine to repurchase or pre-pay some or all of the note or renegotiate the terms and conditions of the note. No assurance can be given that any refinancing would be available in the future on attractive terms. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding the aircraft loan.

We may incur additional indebtedness in the future to finance our operations. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity.

Our business and growth strategy depends in large part upon our ability to raise capital from third party investors. If we are unable to raise capital from third party investors, we would be unable to grow management fees or deploy additional capital into investments and potentially collect incentive income on those investments, which would materially impact the growth in our revenues, earnings and cash flows.

Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the equity markets globally, could inhibit or restrict the ability of third party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, during 2008 a large number of third party investors who have historically invested in our investment funds experienced negative pressure across their investment portfolios, which affected our ability to raise capital from them. As a result of the significant economic downturn during 2008 and the first two months of 2009, these third-party investors experienced, among other things, a significant decline in the value of their public equity and debt holdings and a lack of realizations from their existing private equity portfolios. To the extent economic conditions remain negative and these issues persist, we may be unable to raise sufficient amounts of capital to support the investment activities of future funds. Moreover, as we seek to expand into other asset classes, we may be unable to raise a sufficient amount of capital to adequately support such businesses. If we are unable to successfully raise additional capital, it could constrain the long-term growth in our revenues and cash flows. In addition, in connection with raising new funds or making further investments in existing funds, we have confronted and expect to continue to confront investor requests to decrease fees, which could result in a reduction in the management fees and incentive income we earn.

Risks Related to Our Funds

Our results of operations are dependent on the performance of our funds. Poor fund performance will result in reduced revenues and earnings. Poor performance of our funds will make it difficult for us to retain or attract investors to our funds and to grow our business. The performance of each fund we manage is subject to some or all of the following risks.

Difficult market conditions can adversely affect our funds in many ways, including by negatively impacting the performance of our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenues and adversely affect our results of operations.

Additional disruption and volatility in the global financial markets and economies could cause our funds to not perform well. Additionally, we may not be able to raise capital for existing or new funds during periods of market instability. Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may remain uncertain because of many factors beyond our control, including but not limited to rising interest rates, inflation or deflation, the availability of credit and performance of financial markets, terrorism or political uncertainty, and the uncertain impact of recent monetary and fiscal stimulus actions taken on the parts of governments worldwide.

A general market downturn, a specific market dislocation, or deteriorating economic conditions may cause our revenues and results of operations to decline by causing:

•	a decline in assets under management, resulting in lower management fees and incentive income;

•	an increase in the cost of financial instruments;

•	lower investment returns, thereby reducing incentive income;

•	reduced demand for assets held by our funds, which would negatively affect the funds’ ability to realize value from such assets; and

•	continued investor redemptions, resulting in lower fees and potential increased difficulty in raising new capital.

Furthermore, while difficult market and economic conditions and other factors may increase investment opportunities over the long term, including with respect to the competitive landscape for the hedge fund industry, such conditions and factors also increase the risk of increased investment losses and additional regulation, which may impair our business model and operations. Our funds may also be adversely affected by difficult market conditions if our investment professionals fail to assess the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. Moreover, challenging market conditions may prompt certain hedge funds to reduce the management fee and incentive income rates they charge. In response to competitive pressures or for any other reason, we may reduce or change the fee structures of our funds, which could reduce the amount of fees and income that we may earn relative to assets under management.

The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A Shares.

We have presented in this annual report under “Item 1. Business—Overview—Investment Performance” and elsewhere the net composite returns relating to the historical performance of our most significant funds, and we have also referred to other metrics associated with historical returns, such as risk and correlation measures. The returns are relevant to us primarily insofar as they are indicative of incentive income we have earned in prior years. Neither the historical nor the potential future returns of our funds are indicative of or expected to be indicative of returns on our Class A Shares; therefore, you should not conclude that positive performance of our funds will result in positive returns on an investment in Class A Shares. Poor performance of our funds, however, would cause a decline in our revenues, and would therefore have a negative effect on our performance and the returns on an investment in our Class A Shares. An investment in our Class A Shares is not an investment in any of the Och-Ziff funds.

Moreover, with respect to the historical returns of our funds:

•	the historical returns of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise;

•

our funds’ returns prior to December 31, 2007 and in the year ended December 31, 2009 benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities; and

•	the rates of return reflect our historical expenses, which may vary in the future due to factors beyond our control, including changes in law.

Recent market and economic conditions, as well as widely publicized scandals involving certain financial institutions, have had an adverse impact on the hedge fund industry. The industry experienced significant losses in assets under management during 2008 and the first quarter of 2009 and it may not be able to recoup these losses or achieve historical growth rates, even if market and economic conditions continue to ease. Our business may be adversely impacted by negative trends impacting the hedge fund industry as a whole, even if our business operations and infrastructure and fund performance can be positively differentiated from other hedge fund industry participants.

We are subject to counterparty default risks.

Our funds enter into numerous types of financial arrangements with a wide array of counterparties around the world, including: loans, swaps, repurchase agreements, securities lending agreements and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex and these arrangements may occur in markets or relate to products that are not currently subject to regulatory oversight. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.

Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur rapidly and without prior notice to us. Moreover, if a counterparty defaults, we may be unable to take action to recover our assets or any amounts due to us, either because we lack the contractual ability or because market conditions make it difficult to take effective action. This inability could occur at any time, but particularly in times of market stress, which are precisely the times when defaults may be most likely to occur.

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

In the event of a counterparty default, particularly a default by a major commercial bank or other financial institution, one or more of our funds could incur material losses, and the resulting market impact of a major counterparty default could harm our business, results of operation and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.

The counterparty risks that we face have increased in complexity and magnitude as a result of the recent financial crisis and resulting impairment or insolvency of a number of major financial institutions that serve as counterparties for derivative contracts and other financial instruments with our funds. The consolidation or elimination of counterparties may also result in concentration of counterparty risk. In addition, counterparties have generally reacted to the ongoing market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available to our funds and increasing the costs of borrowing.

Poor performance of our funds would cause a decline in our revenues, results of operations and cash flows and could materially adversely affect our ability to raise additional capital.

If our funds perform poorly, our revenues, results of operations and cash flows decline because the value of our assets under management decreases, which in turn results in a reduction in management fees. An annual decrease in our investment returns would result in a reduction in incentive income and, if such decrease was substantial, could result in the elimination of incentive income for a given year and future years until that decrease has been surpassed by positive performance. Poor performance of our funds makes it more difficult for us to raise new capital and may cause investors in our funds to redeem their investments. Investors and potential investors in our funds continually assess our funds’ performance, and our ability to raise capital for existing and future funds. Our ability to avoid excessive redemption levels will depend on our funds’ continued satisfactory performance. Moreover, poor performance may cause us to reduce or change the fee structure of our funds, which may reduce the amounts of management fees and incentive income that we may earn relative to assets under management.

Our funds may determine to use leverage in investments, which could materially adversely affect our ability to achieve positive rates of return on those investments.

Our funds may choose to use leverage as part of their respective investment programs, although historically they have not borrowed substantial capital either directly or through the use of derivative instruments. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investments in our funds. Our funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Volatility in the credit markets increases the degree of risk associated with such borrowing. Gains realized with borrowed funds may cause a fund’s net asset value to increase at a faster rate than would be the case without borrowings. If investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. Increases in interest rates could also decrease the value of fixed-rate debt investments that our funds make. To the extent our funds determine to significantly increase their use of leverage, any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, if our funds determine to use leverage, there is no assurance that such leverage would be available, or be available on favorable terms.

If third-party investors in our funds exercise their right to remove us as investment manager or general partner of the funds, we would lose the assets under management in such funds which would eliminate our management fees and incentive income derived from such funds.

The governing agreements of most of our funds provide that, subject to certain conditions, third-party investors in those funds have the right, without cause, to vote to remove us as investment manager or general partner of the fund by a simple majority vote, resulting in the elimination of management fees and incentive income derived from those funds. In addition to having a significant negative impact on our revenues, results of operations and cash flows, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.

Investors in our funds have the right to redeem their investments in our funds on a regular basis and could redeem a significant amount of assets under management during any given quarterly period, which would result in significantly decreased revenues.

Investors in our funds may generally redeem their investments in our funds (subject to the applicable fund’s specific redemption provisions) on an annual or quarterly basis following the expiration of a specified period of time, when capital may not be redeemed (typically between five and twelve fiscal quarters), although investors who have quarterly redemption rights generally may redeem capital during such specified period upon the payment of a redemption fee and upon giving 30 days prior written notice. In a declining market, the pace of redemptions and consequent reduction in our assets under management could accelerate. The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, result of operations and cash flows. From January 1, 2009 to December 31, 2009, investors redeemed approximately $9.9 billion from our funds. Unless market and economic conditions continue to ease and investors regain confidence in the financial markets and investing, we may once again experience significant redemptions. Furthermore, investors in our funds may also be investors in funds managed by other alternative asset managers that have restricted or suspended redemptions or may in the future do so. Such investors may redeem capital from our funds, even if our performance is superior.

The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with making an investment.

Before investments are made by our funds, particularly investments in securities that are not publicly-traded, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment bankers may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence that we carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and such an evaluation will not necessarily result in the investment being successful. Moreover, the level of due diligence conducted with respect to a particular investment will vary and may not properly assess the appropriate amount of diligence for each investment, which may result in losses.

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

There are no readily ascertainable market prices for a large number of the illiquid investments held by our funds. The fair value of the investments of our funds is determined periodically by us using a number of methodologies. These methodologies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. These valuation methodologies can involve a significant degree of management judgment. In addition, because the illiquid investments held by our funds may be in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-specific developments.

Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for our investments, such quotations may not reflect the value that could actually be realized because of various factors, including the possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company’s securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions on the market’s view of overall company and management performance.

Because there is significant uncertainty in the valuation of or in the stability of the value of illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that could actually be obtained when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable fund, a decline in management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different from values reflected in fund net asset values may cause investors to lose confidence in us which could, in turn, result in redemptions from our funds or difficulties in our ability to raise additional capital.

Our funds make investments in companies that we do not control, exposing us to the risk of decisions made by others with which we may not agree.

Investments by our funds will include investments in debt or equity of companies that we do not control. Such investments may be acquired by our funds through trading activities or through purchases of securities from the issuer. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. In addition, we may make investments in which we share control over the investment with co-investors, which may make it more difficult for us to implement our investment approach or exit the investment when we otherwise would. If any of the foregoing were to occur, the values of investments by our funds could decrease and our financial condition, results of operations and cash flows could suffer as a result.

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

Most of our funds utilize distressed debt and long/short equity special situations investment strategies which involve significant risks and potential additional liabilities.

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

A central strategy of our long/short equity special situations investing is to assess the occurrence of certain corporate events, such as debt and/or equity offerings, reorganizations, mergers, takeover offers and other transactions. If we do not accurately predict these events, the market price and value of our funds’ investment could decline sharply.

In addition, these investments could subject our funds to certain potential additional liabilities that may exceed the value of their original investments. Under certain circumstances, payments or distributions on certain investments may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, an investor that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. In the case where the investment in securities of troubled companies is made in connection with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, our funds may become involved in substantial litigation.

If our risk management systems are ineffective, we may be exposed to material unanticipated losses.

We continue to refine our risk management techniques, strategies and assessment methods. Our risk management techniques and strategies, however, may not fully mitigate the risk exposure of our funds in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Some of our strategies for anticipating and managing risk in our funds are based upon our use of historical market behavior statistics. We apply statistical and other tools to these observations to measure and analyze the risks to which our funds are exposed. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in the funds or to seek positive, risk-adjusted returns. In addition, any risk management failures could cause fund losses to be significantly greater than the historical measures predict. Furthermore, our mathematical modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses. See “Item 1. Business—Overview—Portfolio Risk Management.”

Our funds’ investments are subject to numerous additional risks.

Our funds’ investments are subject to numerous additional risks, including the following:

•

The funds may engage in short selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions;

•

Our funds may be limited in their ability to engage in short selling or other activities as a result of regulatory mandates. Such regulatory actions may limit our ability to engage in hedging activities and therefore impair our investment strategies;

•

Credit risk may be exacerbated by a default by any one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” could have a further material adverse effect on the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the funds transact on a daily basis. Although the U.S. government, including the U.S. Treasury Department and the Federal Reserve, has taken significant actions to prevent a systemic collapse, no assurance can be given that such actions to date will be sufficient or successful in all cases;

•

The effectiveness of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the investment manager or general partner of such funds, and might incur a loss in liquidating their position;

•

Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates; changing supply and demand relationships; trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the securities underlying them. In addition, the funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties.

Risks Related to Our Organization and Structure

Control by Mr. Och of the combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could adversely affect the market price of the Class A Shares or deprive our Class A shareholders of an opportunity to receive a premium as part of a sale of our Company.

As of December 31, 2009, our partners control approximately 77.7% of the combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares and Mr. Och’s ownership of 1,606,600 Class A Shares purchased on the open market. Each of our partners that owns Class B Shares has granted to the Class B Shareholder Committee, the sole member of which is currently our founder, Mr. Och, an irrevocable proxy to vote all of their shares as the Committee may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability, or (ii) such time as our partners hold less than 40% of our total combined voting power. Accordingly, Mr. Och currently has the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, he currently is able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. The control of voting power by Mr. Och could deprive Class A shareholders of an opportunity to receive a premium for their Class A Shares as part of a sale of our Company, and might ultimately affect the market price of the Class A Shares. Upon Mr. Och’s withdrawal, death or disability, the Class B Shareholder Committee will consist of either (i) the remaining members of the Partner Management Committee, who shall act by majority vote in such capacity, or (ii) a partner elected by majority vote of the remaining members of the Partner Management Committee to serve as the sole member of the Class B Shareholder Committee.

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

•

any issuance by us or any of our subsidiaries or controlled affiliates, in any transaction or series of related transactions, of equity or equity-related shares which would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 10% of the total combined voting power of our outstanding Class A Shares and Class B Shares other than (i) pursuant to transactions solely among us and our wholly-owned subsidiaries, (ii) upon issuances of securities pursuant to the Plan, (iii) upon the exchange by our partners of Och-Ziff Operating Group A Units for our Class A Shares pursuant to the exchange agreement or (iv) upon conversion of any convertible securities or upon exercise of warrants or options, which convertible securities, warrants or options may be issued and are either outstanding on the date of, or issued in compliance with, the shareholders’ agreement;

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

In addition, our operating agreement requires that we obtain the consent of the Class B Shareholder Committee for specified actions primarily relating to our structure so long as any Class B Shares are outstanding. Our structure is intended to ensure that we maintain exchangeability of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis. Accordingly, the Class B Shareholder Committee will have the right to approve or consent to actions that could result in an economic disparity between holders of our Class A Shares and other classes of equity, such as the issuance of certain securities, making certain capital contributions, owning or disposing of certain assets, incurring certain indebtedness and conducting business outside of the Och-Ziff Operating Group.

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

In the future we may elect to rely on exceptions from certain corporate governance and other requirements under the rules of the NYSE.

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

Because our partners hold their economic interest in our business directly in the Och-Ziff Operating Group, conflicts of interest may arise between them and holders of our Class A Shares, particularly with respect to tax considerations.

As of December 31, 2009, our partners held 79.1% of the equity in the Och-Ziff Operating Group directly through Och-Ziff Operating Group A Units, rather than through ownership of our Class A Shares. Because they hold their economic interests in our business directly through the Och-Ziff Operating Group, our partners may have conflicting interests with holders of Class A Shares or with us. For example, our partners will have different tax positions from holders of our Class A Shares which could influence decisions of the Class B Shareholder Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our partners and the Ziffs under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our partners’ tax considerations even where no similar benefit would accrue to us.

We intend to pay regular quarterly distributions but our ability to do so may be limited by our holding company structure, as we are dependent on distributions from the Och-Ziff Operating Group to make distributions and to pay taxes and other expenses.

As a holding company, our ability to make distributions or to pay taxes and other expenses is subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A shareholders. Accordingly, we expect to cause the Och-Ziff Operating Group to make distributions to holders of the ownership interests, currently our intermediate holding companies, our partners and the Ziffs, pro rata in an amount sufficient to enable us to pay corresponding distributions to our Class A shareholders and make required tax payments and payments under the tax receivable agreement; however, no assurance can be given that such distributions will or can be made. Our Board of Directors can change our distribution policy or reduce or eliminate our distributions at any time, in its discretion. In addition, the Och-Ziff Operating Group is required to make minimum tax distributions to its direct unitholders, to which our Class A shareholders may not be entitled, as distributions on Och-Ziff Operating Group B Units to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. As a result, Class A shareholders may not receive any distributions at a time when our partners and the Ziffs are receiving distributions on their ownership interests. If the Och-Ziff Operating Group has insufficient funds to make such distributions, we may have to borrow additional funds or sell assets, which could have a material adverse effect on our liquidity and financial condition.

Furthermore, by paying cash distributions rather than investing that cash in our business, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.

There may be circumstances under which we are restricted from making distributions under applicable law or regulation (for example, due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets).

The declaration and payment of any future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy or reduce or eliminate our distributions at any time, in its discretion.

Because we have historically earned and recognized most of our incentive income in the fourth quarter of each year, we anticipate that quarterly distributions in respect of the first three calendar quarters will be disproportionate to distributions in respect of the last calendar quarter, which will typically be paid in the first calendar quarter of the following year. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our term loan; legal, tax and regulatory restrictions; and other restrictions and implications on the payment of distributions by us to our Class A shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Any compensatory payments made to our employees, as well as payments that Och-Ziff Corp makes under the tax receivable agreement and distributions to holders of ownership interests in respect of their tax liabilities arising from their direct ownership of ownership interests, will reduce amounts that would otherwise be available for distribution on our Class A Shares. In addition, any discretionary income allocations on any Class C Non-Equity Interests as determined by the Chairman of the Partner Management Committee (or, in the event there is no Chairman, the full Partner Management Committee acting by majority vote) in conjunction with our Compensation Committee, will also reduce amounts available for distribution to our Class A shareholders. We have granted Class A restricted share units to our managing directors, other employees, and independent members of our Board of Directors, which accrue distributions to be paid if and when the underlying Class A restricted share units vest. Distributions may be paid in cash or in additional Class A restricted share units that accrue additional distributions and will be settled at the same time the underlying Class A restricted share units vest.

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

There are a number of risks involving the tax receivable agreement we are party to, including the risk that the Internal Revenue Service may challenge all or part of increased deductions and tax basis increase, and a court could sustain such a challenge, even with respect to amounts for which we have made payments pursuant to the tax receivable agreement.

We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement, which may or may not be available on favorable terms if at all. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors (including the law in effect at the time of an exchange or a payment under the tax receivable agreement, the timing of future exchanges, the timing and amount of prior payments under the tax receivable agreement, the price of our Class A Shares at the time of any exchange, the composition of the Och-Ziff Operating Group’s assets at the time of any exchange, the extent to which such exchanges are taxable and the amount and timing of the income of Och-Ziff Corp and our other intermediate corporate taxpayers that hold Och-Ziff Operating Group B Units in connection with an exchange, if any). Depending upon the outcome of these factors, payments that we may be obligated to make to our partners and the Ziffs under the tax receivable agreement in respect of exchanges are likely to be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement, however, the timing and amounts of any such actual payments are not reasonably ascertainable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions, Future Liquidity and Capital Needs.”

The Internal Revenue Service (“IRS”) may challenge all or part of increased deductions and tax basis increase, and a court could sustain such a challenge, which could result in a substantial increase in our tax liabilities. Were the

IRS to challenge a tax basis increase, our partners and the Ziffs who have received payments under the tax receivable agreement will not reimburse the corporate taxpayers for any such payments that have been previously made. As a result, in certain circumstances, payments could be made to our partners and the Ziffs under the tax receivable agreement in excess of the corporate taxpayers’ cash tax savings. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, including the timing and amount of our future income.

Decisions made by our partners in the course of running our business, in particular decisions made with respect to the sale or disposition of assets or change of control, may influence the timing and amount of payments that are payable to an exchanging or selling partner or the Ziffs under the tax receivable agreement. In general, earlier disposition of assets following an exchange or acquisition transaction will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets before an exchange or acquisition transaction will tend to increase the tax liability of our partners or the Ziffs without giving rise to any rights to receive payments under the tax receivable agreement.

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

The market price of our Class A Shares has been and may continue to be highly volatile and subject to wide fluctuations. In addition, the trading volume in our Class A Shares may fluctuate and cause significant price variations to occur. The market price of our Class A Shares may fluctuate or decline significantly in the future. Some of the primary factors that could negatively affect the price of our Class A Shares or result in fluctuations in the price or trading volume of our Class A Shares include:

•	repurchase and retirement of portions of our term loan;

•	public offering of additional Class A Shares;

•	reductions in our assets under management, whether due to poor investment performance by our funds or redemptions by investors in our funds;

•	global market and economic conditions;

•	loss of investor confidence in the global financial markets and investing in general and in alternative asset managers in particular;

•	actions taken by other hedge fund managers with respect to pricing, fund structure, redemptions, recruiting and compensation;

•	inability to execute on business strategies or plans;

•	variations in our quarterly operating results or dividends;

•	failure to meet our or analysts’ earnings estimates;

•	publication of research reports about us or the asset management industry or the failure of securities analysts to cover our Class A Shares in the future;

•	additions to or departures of our partners and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community about our business;

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

The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2009, 81,823,915 Class A Shares were outstanding, 15,462,117 Class A restricted share units were outstanding pursuant to the Plan, and approximately 35,282,290 million Class A Shares remain available for future grant under the Plan. The Class A Shares reserved under the Plan are increased on the first day of each fiscal year during the Plan’s term by the positive difference, if any, of (i) 15% of the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group A Units for Class A Shares) on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved for issuance under the Plan as of such date.

As of December 31, 2009, our partners and the Ziffs owned an aggregate of 310,706,479 Och-Ziff Operating Group A and D Units. The holder of any Och-Ziff Operating Group A Units has the right to exchange each of its Och-Ziff Operating Group A Units for one of our Class A Shares (or, at our option, a cash equivalent), subject to vesting, minimum retained ownership requirements and transfer restrictions. The Och-Ziff Operating Group D Units automatically convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units.

We are party to a registration rights agreement with our partners such that our partners will have the ability to cause us to register the Class A Shares our partners acquire upon exchange of their Och-Ziff Operating Group A Units or otherwise and our partners and the Ziffs will have certain “piggyback” registration rights in connection with registered offerings of our securities. In addition, we will be required to file a shelf registration statement on or prior to the fifth anniversary of the IPO covering the resale of all Class A Shares held by our partners and the Ziffs or issuable upon exchange of their Och-Ziff Operating Group A Units.

Class A restricted share units may be settled at the election of a majority of our Board of Directors in Class A Shares or cash. Subject to continued employment over the vesting period, the underlying Class A Shares will be issued, or cash in lieu thereof will be paid, as such restricted share units vest. We filed a registration statement on Form S-8 to register an aggregate of 57,785,714 Class A Shares reserved for issuance under the Plan (not including automatic annual increases thereto). As a result, any Class A Shares issued in respect of the Class A restricted share units will be freely transferable by non-affiliates upon issuance and by affiliates under Rule 144, without regard to holding period limitations.

DIC Sahir owns 38,138,571 of our Class A Shares, which it purchased from us concurrent with the consummation of our IPO pursuant to a Securities Purchase and Investment Agreement. Under the terms of such agreement, DIC Sahir will be permitted to transfer its Class A shares to any of its controlled affiliates at any time, and on each of the second, third, fourth and fifth anniversaries of the purchase date, the transfer restrictions with respect to 25% of its Class A shares will terminate. As of December 31, 2009, the transfer restrictions with respect to 25% of DIC Sahir’s Class A shares have terminated. Upon the lapse of these restrictions, DIC Sahir will be able to sell these Class A Shares and is entitled to certain registration rights commencing on November 19, 2009. The terms of the Securities Purchase and Investment Agreement restrict DIC Sahir and its controlled affiliates from purchasing any additional Class A Shares. We may determine at any time to waive or amend any provisions of the Securities Purchase and Investment Agreement, including the ownership threshold set forth therein.

An investment in our Class A Shares is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us.

Class A Shares are securities of Och-Ziff Capital Management Group LLC only. While our historical consolidated and combined financial information includes financial information, including assets and revenues, of certain Och-Ziff funds on a consolidated basis, and our future financial information will continue to consolidate certain of these funds, such assets and revenues are available to the funds and not to us except through management fees, incentive income, distributions and other proceeds arising from agreements with funds.

Our partners’ beneficial ownership of Class B Shares, our shareholders’ agreement, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our partners own all of our Class B Shares, which as of December 31, 2009, represent approximately 77.3% of the total voting power of our Company. In addition, our partners have granted an irrevocable proxy to vote all of such shares to the Class B Shareholder Committee (the sole member of which is currently Mr. Och) as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability or (ii) such time as our partners hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, under the shareholders’ agreement entered into in connection with the IPO, the Class B Shareholder Committee has approval rights with respect to certain actions of our Board of Directors, including actions relating to a potential change in control, so long as our partners continue to hold at least 40% of our total combined voting power and has the ability to initially designate five of the seven nominees to our Board of Directors, and, under our operating agreement, the Class B Shareholder Committee will have certain consent rights with respect to structural and other changes involving our Company. See “—Risks Related to Our Organization and Structure—Control by Mr. Och of the combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could adversely affect the market price of the Class A Shares or deprive our Class A shareholders of an opportunity to receive a premium as part of a sale of our Company.”

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

Further, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board of directors, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our Board of Directors to thwart a takeover attempt. The market price of our Class A Shares could be adversely affected to the extent that Mr. Och’s control over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

Finally, some provisions of Delaware law may delay or prevent a transaction that would cause a change in our control. In this regard, Section 203 of the DGCL restricts certain business combinations with interested stockholders in certain situations. In general, this statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction by which that person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a business combination includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an interested stockholder is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of voting stock. While Section 203 does not apply to limited liability companies, such companies may elect to utilize it. Although we currently have elected not to utilize Section 203, we may in the future determine to do so.

Risks Related to Taxation

Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

The U.S. federal income tax treatment of holders of the Class A Shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Class A Shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, change the character or treatment of portions of our income (including, for instance, treating carried interest income as entirely ordinary income), affect the tax considerations of an investment in us and adversely affect an investment in our Class A Shares. “Carried interest” is a term often used in the marketplace as a general reference to describe a general partner’s right to receive its incentive income in the form of a profit allocation eligible for capital gains tax treatment (to the extent that the carried interest consists of capital gains). See “—Several items of tax legislation are currently being considered which would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

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

Several items of tax legislation are currently being considered which would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules and treat certain of our offshore funds as domestic corporations. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.

In December 2009, the U.S. House of Representatives passed H.R. 4213, the Tax Extenders Act of 2009. That proposed legislation contains a provision that, if enacted, would have the effect of treating income recognized from “carried interests” as ordinary income. While the proposed legislation, if enacted in its current form, would explicitly treat such income as nonqualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes, the proposed legislation provides for a 10-year transition period before such income would become nonqualifying income. In addition, the proposed legislation could, upon its enactment, prevent us from completing certain types of internal reorganization transactions on a tax free basis and acquiring other asset management companies on a tax free basis. The proposed legislation may also increase the ordinary income portion of any gain realized from the sale or other disposition of a Class A Share.

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

Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We expect that our income generally will consist of interest and dividends (including dividends from Och-Ziff Corp), capital gains and other types of qualifying income, such as income from notional principal contracts, securities loans, options, forward contracts and future contracts. No assurance can be given as to the types of income that will be earned in any given year. If we fail to satisfy the qualifying income exception described above, items of income and deduction would not pass through to holders of the Class A Shares and holders of the Class A Shares would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. In such a case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of such income. Moreover, dividends to holders of the Class A Shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and the payment of these dividends would not be deductible by us. Taxation of us as a publicly-traded partnership taxable as a corporation could result in a material adverse effect on our cash flows and the after-tax returns for holders of Class A Shares and thus could result in a substantial reduction in the value of the Class A Shares.

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

We cannot match transferors and transferees of our Class A Shares, and we have therefore adopted certain income tax accounting positions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our Class A Shares.

Because we cannot match transferors and transferees of Class A Shares, we have adopted depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our holders. It also could affect the timing of these tax benefits or the amount of gain on the sale of Class A Shares and could have a negative impact on the value of our Class A Shares or result in audits of and adjustments to our Class A shareholders’ tax returns.

As we currently do not intend to make, or cause to be made, an otherwise available election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of OZ Advisors II, a holder of Class A Shares could be allocated more taxable income in respect of those shares prior to disposition than if such an election were made.

We have not made and currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to the Registrant or OZ Advisors II. Without such an election, there will generally be no adjustment to the basis of the assets of OZ Advisors II upon our acquisition of interests in OZ Advisors II in connection with an exchange of Och-Ziff Operating Group A Units for Class A Shares, or to the assets of the Registrant or of OZ Advisors II upon a subsequent transferee’s acquisition of Class A Shares from a prior holder of such shares, even if the purchase price for those interests or shares, as applicable, is greater than the share of the aggregate tax basis of the assets of the Registrant or OZ Advisors II attributable to those interests or units immediately prior to the acquisition. Consequently, upon a sale of an asset by the Registrant or OZ Advisors II, gain allocable to a holder of Class A Shares could include built-in gain in the asset existing at the time the Registrant acquired those interests, or such holder acquired such shares, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.

The sale or exchange of 50% or more of our capital and profit interests will result in the termination of our Company as a partnership for federal income tax purposes.

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

In order for us to be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly-traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis and we must not be required to register as an investment company under the 1940 Act. In order to effect such treatment we (or our subsidiaries) may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings we may not have otherwise entered into. This may adversely affect our ability to operate solely to maximize our cash flows. Our structure also may impede our ability to engage in certain corporate acquisitive transactions because we generally intend to hold all of our assets through the Och-Ziff Operating Group. In addition, we may be unable to participate in certain corporate reorganization transactions that would be tax free to our holders if we were a corporation. To the extent we hold assets other than through the Och-Ziff Operating Group, we will make appropriate adjustments to the Och-Ziff Operating Group agreements so that distributions to our partners, the Ziffs and us would be the same as if such assets were held at that level.

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

While we expect that our method of operation will not result in a determination that we are engaged in a U.S. trade or business, there can be no assurance that the IRS will not assert successfully that we are engaged in a U.S. trade or business and that some portion of our income is properly treated as ECI with respect to non-U.S. holders. Moreover, dividends paid by an investment that we make in a Real Estate Investment Trust, which we refer to as a “REIT,” that is attributable to gains from the sale of U.S. real property interests will, subject to certain exceptions, and sales of certain investments in the stock of U.S. corporations owning significant U.S. real property may, be treated as effectively connected income with respect to non-U.S. holders. In addition, certain income of non-U.S. holders from U.S. sources not connected to any such U.S. trade or business conducted by us could be treated as ECI. To the extent our income is treated as ECI, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income and would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. holders that are treated as corporations for U.S. federal income tax purposes may also be subject to a 30% branch profits tax on such income.

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

Our principal executive offices are located in leased office space in New York. We also lease space for our operations in London, Hong Kong, Bangalore and Beijing. The terms of the above leases vary, but generally are long term. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.

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

Item 4.	[Reserved]

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our Class A Shares are listed and trading on the New York Stock Exchange, which we refer to as the “NYSE,” under the symbol “OZM” since the completion of our initial public offering on November 14, 2007. The following table presents information on the high and low last reported trading prices as reported on the NYSE for our Class A Shares for the periods indicated:

	Price Range of Our Class A Shares
	High	Low
2009
First quarter	$6.57	$4.58
Second quarter	$10.56	$6.20
Third quarter	$12.17	$7.80
Fourth quarter	$14.04	$11.28
2008
First quarter	$26.10	$19.48
Second quarter	$22.24	$18.25
Third quarter	$18.80	$11.69
Fourth quarter	$11.20	$3.98

Our Class B Shares are not listed on the NYSE and there is no other established trading market for such shares. All of our Class B Shares are owned by our partners and have no economic rights, but entitle holders to one vote per share on all matters submitted to a vote of our Class A shareholders.

As of March 1, 2010, there were five holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

The following table presents the cash dividends paid on our Class A Shares:

Payment Date	Record Date	Dividend per Share
February 12, 2008	December 31, 2007	$1.20
May 7, 2008	April 1, 2008	$0.08
August 12, 2008	July 1, 2008	$0.11
November 12, 2008	October 1, 2008	$0.025
February 19, 2009	December 31, 2008	$0.05
May 11, 2009	April 1, 2009	$0.05
August 11, 2009	July 1, 2009	$0.02
November 10, 2009	October 1, 2009	$0.07
February 18, 2010	December 31, 2009	$0.58

Because we have historically earned and recognized most of our incentive income in the fourth quarter of each year, we anticipate that quarterly distributions in respect of the first three calendar quarters will be disproportionate to distributions in respect of the last calendar quarter, which will typically be paid in the first calendar quarter of the following year. The declaration and payment of any future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy at any time. Our ability to make such distributions may be limited by, among other things, contractual restrictions and legal, tax and regulatory restrictions applicable to us and our subsidiaries.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 6.	Selected Financial Data

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$743,288	$604,384	$1,501,975	$1,005,833	$511,808
Total expenses	2,158,436	2,057,904	4,703,313	1,089,968	747,133
Total other income (loss)	81,674	(170,971)	2,470,625	3,290,175	1,640,983
Income taxes	37,703	40,066	63,963	23,327	9,898

Consolidated Net Income (Loss)	$(1,371,177)	$(1,664,557)	$(794,676)	$3,182,713	$1,395,760

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$(1,073,748)	$(1,153,961)	$120,350	$2,594,706	$1,134,869

Net Income (Loss) Allocated to Class A Shareholders (post-IPO) or Partners’ Equity (pre-IPO)	$(297,429)	$(510,596)	$(915,026)	$588,007	$260,891

Selected Balance Sheet Data
Cash and cash equivalents	$73,732	$81,403	$614,159	$23,590	$69,550
Assets of consolidated Och-Ziff funds	300,604	209,635	159,611	35,967,024	24,184,369
Total assets	2,206,424	2,001,008	3,508,759	36,075,049	24,305,342
Debt obligations	652,414	764,889	766,983	17,862	18,740
Liabilities of consolidated Och-Ziff funds	29	—	8	14,260,142	9,543,812
Total liabilities	2,016,743	2,222,144	3,390,059	15,050,088	10,021,681
Shareholders’ deficit attributable to Class A shareholders (post-IPO) or partners’ equity (pre-IPO)	(374,312)	(430,107)	(172,755)	1,247,664	738,695
Partners’ and others’ interests in consolidated subsidiaries	563,993	208,971	291,455	19,777,297	13,544,966
Total shareholders’ equity (deficit)	189,681	(221,136)	118,700	21,024,961	14,283,661

Assets Under Management
Balance—beginning of period	$26,954,606	$33,387,455	$22,621,115	$15,627,165	$11,251,377
Net flows	(8,052,634)	(722,135)	7,591,631	4,135,235	3,117,263
Appreciation (depreciation)	4,177,824	(5,710,714)	3,174,709	2,858,715	1,258,525

Balance—end of period	$23,079,796	$26,954,606	$33,387,455	$22,621,115	$15,627,165

Och-Ziff Funds Segment— Economic Income
Management fees	$357,517	$571,274	$476,907	$302,835	$204,331
Incentive income	348,915	12,201	637,243	651,498	289,934
Other revenues	1,447	3,554	11,391	5,788	1,172

Total Segment Revenues	707,879	587,029	1,125,541	960,121	495,437
Compensation and benefits	193,911	141,255	207,379	184,962	103,040
Non-compensation expenses	89,987	129,970	99,723	46,174	36,934

Total Segment Expenses	283,898	271,225	307,102	231,136	139,974

Segment Economic Income	$423,981	$315,804	$818,439	$728,985	$355,463

Prior to the adoption of guidance on noncontrolling interests in consolidated financial statements (originally issued as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, and subsequently codified within FASB ASC Topic 810) on January 1, 2009, losses were allocated to partners’ and others’ interests in income of consolidated subsidiaries to the extent that cumulative losses did not reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. Subsequent to the adoption of the new accounting treatment on January 1, 2009, the Company no longer absorbs losses when cumulative losses reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. As a result, the net loss allocated to partners’ and others’ interests in income of consolidated subsidiaries and the net loss allocated to Class A shareholders in 2009 is not comparable to the amounts presented in prior years.

For periods prior to the Reorganization, income allocations to our founding owners, other than to Daniel Och, were recognized as expenses in our financial statements. As part of the Reorganization, the interests held by our founding owners were reclassified into common equity interests directly in the Och-Ziff Operating Group. Following the Reorganization, allocations to our founding owners are recorded within net income (loss) allocated to partners’ and others’ interests in income of consolidated subsidiaries. The reclassification of our founding owners’ interests into equity interests resulted in significant one-time Reorganization expenses and will result in continuing significant non-cash Reorganization expenses in future periods. Accordingly, total expenses reflected in our historical results are not indicative of amounts expected to be recognized in future periods.

As of January 1, 2007, we no longer consolidate most of our domestic funds due to changes in the substantive rights afforded to the unaffiliated limited partners of those funds. Similar changes to the rights of unaffiliated shareholders in the offshore funds were made that resulted in the deconsolidation of all of the offshore funds as of June 30, 2007. As a result, selected operating and balance sheet data presented for 2007 are not comparable to data presented for the other periods presented above. See Note 5 to the consolidated and combined financial statements included in this annual report for additional information regarding the deconsolidation of these funds.

We conduct substantially all of our operations through the Och-Ziff Funds segment, our only reportable segment. Management uses Economic Income to evaluate the financial performance of and make resource allocations and other operating decisions for the segment. In addition, management believes that Economic Income provides a more comparable view of our segment’s operating performance from period to period. Accordingly, management believes that investors should review the same performance measure that it uses to analyze the segment’s performance.

Economic Income is a measure of pre-tax operating performance that (i) presents the results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds; (ii) presents management fees net of recurring placement and related service fees on assets under management; (iii) recognizes the full amount of deferred cash compensation expense on the date it is awarded irrespective of any requisite service period or deferral; and (iv) excludes the following: Reorganization expenses, equity-based compensation expense, allocation to non-equity partner interests, profit sharing, net earnings (losses) on deferred balances, net gains (losses) on investments in Och-Ziff funds and joint ventures, net gains on early retirement of debt, depreciation, changes in the tax receivable agreement liability and amounts allocated to the partners and the Ziffs on their ownership interests in the Och-Ziff Operating Group (primarily Och-Ziff Operating Group A Units). For a reconciliation of Economic Income to our U.S. generally accepted accounting principles (“U.S. GAAP”) net loss for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 15 to our consolidated and combined financial statements included in this annual report.

The following table sets forth our net loss and basic and diluted net loss per Class A Share for the years ended December 31, 2009 and 2008, and the period from November 14, 2007 to December 31, 2007:

	Year Ended December 31,		November 14, 2007 through December 31, 2007

	2009	2008
Net Loss Allocated to Class A Shareholders (in thousands)	$(297,429)	$(510,596)	$(826,559)

Net Loss Per Class A Share
Basic and Diluted	$(3.79)	$(6.86)	$(11.15)

Weighted-Average Class A Shares Outstanding
Basic and Diluted	78,387,368	74,398,336	74,138,572

Loss per Class A Share information for periods prior to the Offerings is not presented, as we were not a public company and had a sole equity holder entitled to all earnings. Additionally, our Class B Shares represent voting interests and do not participate in the earnings of the Company. Accordingly, no earnings (loss) per share information related to our Class B Shares is presented.

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

Overview

Our financial performance in 2009 was driven by strong risk-adjusted returns in each of our funds as we were able to capitalize on investment opportunities globally across all of our strategies. We surpassed the high-water marks on our assets under management during the year and as a result we generated a meaningful amount of incentive income in 2009 compared to 2008. We maintained a disciplined focus on our long-standing investment and risk management processes, which were central to the strength of our returns and allowed us to generate consistent, positive, risk-adjusted returns within our risk tolerances despite challenging market conditions.

Our investment performance also benefited from our ability to capitalize on a diverse set of opportunities globally. We invest capital based on the quality of the idea, regardless of asset class, industry sector or country, rather than being dependent on large directional moves in the markets broadly or in any one asset class or sector. The market dislocation in 2008 and early 2009 affected a broad range of asset classes worldwide, creating a diverse range of investment opportunities that were well suited to our multi-strategy approach and our international capabilities. The magnitude of this market dislocation was historic and we believe the investment environment that resulted was, and remains, compelling. Over our sixteen years in business, we have seen that many of the most important opportunities come about because of periods of market dislocation. Our performance in 2009 was driven by positive returns across all of our strategies, in particular long/short equity special situations globally, convertible and capital structure arbitrage, structured credit, particularly in residential mortgage-backed securities, and other credit in the United States and Europe. While we cannot predict future performance, and the opportunities which helped us generate returns last year may change as markets continue to normalize, we believe that our model and investment approach position us well to generate strong performance for our fund investors over the long term.

Our assets under management, and therefore our management fees, were adversely impacted by unusually high redemptions during the first half of 2009, as institutional investors reduced their market exposures in reaction to the instability in the equity and credit markets globally in the fourth quarter of 2008 and the first quarter of 2009. Our redemptions during this period were also affected by the ongoing effect of other fund managers that imposed gates which precluded investors from withdrawing their capital. While providing liquidity to our investors in accordance with the pre-defined terms of our funds adversely affected our assets under management in the short term, we believe it increased our competitive differentiation and thus will be an important consideration in our ability to gain market share of new capital flows to the hedge fund industry over the long term.

The redemption cycle for the hedge fund industry tapered off during the second half of the year as markets normalized globally, and capital inflows began to return to the hedge fund industry towards the end of the year, which contributed to the increase in our overall assets under management in the fourth quarter. Our dialog with fund investors was active throughout 2009. We believe interest in Och-Ziff remains high because of our consistent track record and business model, the transparency we provide our fund investors, and the strength of our platform and infrastructure. We believe that institutional investors view us as a manager of choice and we are well-positioned to gain market share of capital inflows to the hedge fund industry, which will lead to asset growth over the long term.

Market Factors Affecting Our Business

Market conditions remained challenging during 2009, with the S&P 500 Index reaching a 12-year low in March, but began to normalize during the second half of the year as global economic conditions improved and the financial system stabilized worldwide due in part to substantial monetary and fiscal stimulus. Asset prices increased from historic lows, and the credit markets saw a recovery with increased liquidity and low prevailing interest rates. Globally, growth turned positive during the second half of the year although hampered in the United States and Western Europe by continued de-leveraging, high unemployment, declining real estate values, and expanding fiscal deficits.

Global equity markets rallied throughout the year as monetary and fiscal policy eased significantly in many countries around the world and corporate earnings improved. Global convertible markets were also strong, particularly during the first half of 2009, leading to improved convertible and capital structure arbitrage opportunities. Both investment and non-investment grade bonds recovered from the depressed valuations reached in late 2008, and buyback and new issue activity increased. Credit markets normalized and new issue levels increased in all regions as companies took advantage of favorable markets to restructure and recapitalize their balance sheets. The global leveraged finance markets also rallied, benefitting from robust capital market issuances. Numerous challenged credits that were financed at the peak of the credit cycle remained, leading to attractive investment opportunities in distressed corporate and structured credit. As economic and credit conditions improved, merger activity increased in the second half of 2009 as financing became more readily available, leading to increased merger arbitrage opportunities.

Assets Under Management and Fund Performance Summary

Consistent, positive investment performance and preservation of fund investor capital are the principal determinants of the long-term success of our business because they enable us to grow assets under management organically as well as attract new capital and minimize redemptions by our fund investors. Growth in assets under management in turn drives growth in revenues and earnings. Conversely, poor investment performance slows our growth, decreases our assets under management and can result in investor redemptions from our funds.

Management fees are directly impacted by any increase or decrease in our assets under management, whether due to investor capital flows or fund investment performance, while incentive income is directly impacted by our funds’ performance and indirectly impacted by increases and decreases in assets under management. To the extent that our assets under management change, our total revenues will change. For example, a $1 billion increase or decrease in assets under management subject to a 2% management fee would generally increase or decrease annual management fees by $20 million. If net profits attributable to a fee-paying fund investor were $1 billion, we generally would earn incentive income equal to $200 million, assuming no change in current incentive income rates and no high-water marks from prior years.

Assets Under Management

Our assets under management are a function of the capital that is invested with us by fund investors globally, which we invest on their behalf based on the focus of the fund or funds they have selected. We typically accept new investors and additional investments from existing investors into our funds on a monthly basis on the first day of each month. Investors in our funds (other than investors in special investments, certain real estate funds and other new businesses) have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of these lock-up periods, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 45 days prior written notice; provided however, that upon the payment of a redemption fee and upon giving 30 days prior written notice, investors with quarterly redemption rights may redeem capital during the lock-up period. The lock-up requirements for the funds may generally be waived or modified in the sole discretion of the fund’s general partner or board of directors, as applicable. Requests for redemptions submitted during a quarter generally are paid at the beginning of the following quarter. Accordingly, quarterly redemptions generally will have no impact on management fees during the quarter in which they are submitted. Instead, these redemptions will decrease assets under management as of the first day of the following quarter, which reduces management fees for that quarter.

The ability of investors to contribute capital to and redeem capital from our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’

investment performance due to the reinvestment of fund profits and impact of fund losses. Both of these factors directly impact the revenues we earn from management fees and incentive income.

Information with respect to our assets under management throughout this annual report, including the tables set forth in this discussion and analysis, includes deferred balances, which are made up of incentive income receivables from our offshore funds that were deferred prior to our IPO, and investments by us, our partners and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other related parties, including the reinvestment by our partners of the after-tax proceeds from the Offerings, other than the reinvestment by our partners of deferred balances. As of January 1, 2010, approximately 10% of our assets under management represented investments by us, our partners and certain other related parties in our funds and the deferred balances. As of this date, approximately 35% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to deferred balances and pre-IPO investments by our partners and other related parties.

As further discussed below in “—Understanding Our Results—Revenues,” we generally calculate management fees based on assets under management at the beginning of each quarter. The amounts presented below are net of management fees and incentive income, and are as of the end of the period. Accordingly, the assets under management presented in the tables below are not the amounts used to calculate management fees for the respective periods.

The following table sets forth assets under management of our most significant funds (by asset size):

	December 31,
	2009	2008	2007
	(dollars in thousands)
OZ Master Fund	$15,576,929	$16,396,290	$19,771,142
OZ Europe Master Fund	$2,956,936	$5,084,094	$6,415,782
OZ Asia Master Fund	$1,246,149	$2,438,913	$3,852,118
OZ Global Special Investments Master Fund	$1,998,854	$1,910,139	$2,081,960

Assets under management presented in the table above do not include assets under management related to our real estate funds, the separate accounts we manage on behalf of certain institutions or certain other funds, which collectively were approximately $1.3 billion as of December 31, 2009 and $1.2 billion as of December 31, 2008 and 2007.

The table below sets forth the changes to our assets under management and weighted-average assets under management. The weighted-average assets under management excludes the impact of fourth-quarter performance-related appreciation (depreciation) for the periods presented, as these amounts do not impact management fees calculated for such periods.

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Balance-beginning of period	$26,954,606	$33,387,455	$22,621,115
Net flows	(8,052,634)	(722,135)	7,591,631
Appreciation (depreciation)	4,177,824	(5,710,714)	3,174,709

Balance-end of period	$23,079,796	$26,954,606	$33,387,455

Weighted-average assets under management	$21,411,099	$32,577,358	$28,030,833

In 2009, our funds experienced performance-related appreciation of $4.2 billion and net investor outflows of $8.1 billion, which were comprised of $1.8 billion of inflows and $9.9 billion of outflows. The outflows were driven primarily by fourth quarter 2008 redemption requests paid on January 1, 2009 of $5.0 billion, first quarter 2009 redemption requests paid on April 1, 2009 of $2.3 billion and second quarter 2009 redemption requests paid on July 1, 2009 of $1.3 billion. The remaining outflows of $1.3 billion occurred over various other months throughout the year.

Our fund investors, primarily our fund-of-fund investors, continued to re-balance, reduce or eliminate their exposures to hedge funds and the capital markets generally in response to challenging market conditions in January and February 2009, and to meet liquidity requirements resulting from investment losses they sustained in the second half of 2008. In addition, our redemptions were adversely impacted because we provided liquidity in accordance with the pre-defined terms of our funds in an environment where many other hedge funds maintained or imposed new constraints on investor redemptions. In the 2009 fourth quarter, we experienced net inflows of $304.1 million as we believe institutional investors began to re-invest in response to stabilizing market conditions. We believe that the capital inflow cycle for the hedge fund industry has begun, and expect our assets under management to continue to grow.

In 2008, our assets under management declined substantially primarily due to trading losses, as well as write-downs in our private investments related to unprecedented global capital market conditions, particularly during the second half of 2008. These conditions resulted in substantial declines in the values of most asset classes worldwide, a continued lack of liquidity across the global capital markets, record levels of volatility in the equity markets worldwide, the failures or reorganizations of certain significant global financial institutions and other businesses, and government interventions globally in efforts to stem a deeper global economic crisis. Our business was adversely affected by these global market conditions. As a result, the investment returns in each of our master funds were adversely affected, most significantly in the second half of 2008. In 2008, our funds experienced both performance-related depreciation of $5.7 billion and net investor outflows of $722 million, which were comprised of $4.8 billion of inflows and $5.5 billion of outflows, as institutional investors re-balanced, reduced or eliminated their exposures to hedge funds and the capital markets generally in response to challenging market conditions. In addition, the performance-related depreciation of our funds resulted in a minimal amount of incentive income earned in 2008.

Assets under management were $33.4 billion as of December 31, 2007, 48% higher than the $22.6 billion in assets under management as of December 31, 2006. The $10.8 billion year-over-year increase was driven principally by performance-related appreciation of $3.2 billion and net inflows of $7.6 billion, which were comprised of $10.0 billion of inflows and $2.4 billion of outflows, which included the reinvestment by our partners and the Ziffs of approximately $1.6 billion in after-tax proceeds from the Offerings.

Estimated assets under management as of March 1, 2010 were $24.6 billion, an increase of approximately $1.5 billion from December 31, 2009, as a result of net investor inflows of $1.2 billion from January 1, 2010 to March 1, 2010, and performance-related appreciation of approximately $300 million.

Fund Performance

Annual fund investment performance determines the amount of incentive income we will earn, because generally we earn 20% of the net realized and unrealized profits attributable to each fund investor, but excluding unrealized profits on private investments, and generally earned on a calendar-year basis, subject to any high-water marks.

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

	Net Return for the Year Ended December 31,
	2009	2008	2007
OZ Master Fund	23.1%	-15.9%	11.5%
OZ Europe Master Fund	16.4%	-17.4%	14.8%
OZ Asia Master Fund	34.0%	-30.9%	12.2%
OZ Global Special Investments Master Fund	8.4%	-8.3%	17.2%

In 2009, attractive global investment opportunities in both the equity and credit markets were contributors to performance-related appreciation. Contributions were made by all our core strategies, with the major contributions coming from: long/short equity special situations, particularly in financial institutions in the United States and Europe, and various industries across Asia; convertible and capital structure arbitrage in all geographies and industries; distressed credit and structured credit in the United States and Europe, with particular focus on residential mortgage-backed securities in the United States.

In 2008, the majority of the performance-related depreciation was due to unprecedented market volatility, a lack of liquidity across markets worldwide and the ensuing flight from equities to cash and cash equivalent holdings which began in September and persisted through the remainder of 2008. These factors resulted in substantial declines in the value of almost every asset class globally.

In 2007, risks related to defaults on sub-prime mortgages and declining residential real estate values led to significant dislocations in the global credit markets. This was particularly evident in the third quarter when we saw a mid-quarter decline of 10% to 15% in the global equity markets, and in the last two months of the fourth quarter when we also saw broad global market declines. The diversification of our business by strategy and geography, combined with the active management of our exposures and focus on preservation of fund capital, enabled us to deliver strong investment performance and attract additional capital into our funds.

Understanding Our Results

Revenues

Our operations have been financed primarily by cash flows generated by our business. Our principal sources of revenues are management fees and incentive income.

Management Fees.    We earn management fees as follows:

•

Hedge Funds and Managed Accounts.    Management fees typically range from 1.5% to 2.5% annually of assets under management and currently average approximately 1.7%. This average rate takes into account the effect of non-fee paying assets under management, as well as the management fee charged on capital contributed compared to the management fee on capital redeemed. Management fees are generally calculated and paid to us on a quarterly basis, at the beginning of the quarter, based on assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues each quarter are influenced by changes in the opening balances of assets under management, the management fee rates charged on new capital compared with the rates on capital that is redeemed, and the relative magnitude and timing of inflows and redemptions during the respective quarter.

•

Real Estate Funds.    Management fees from the Och-Ziff real estate funds are generally charged at an annual rate of 1.5% of the total capital commitments during the original investment period and 1.5% of invested capital thereafter. Management fees are generally paid to us on a quarterly basis, at the beginning of the quarter, and are prorated for changes in capital commitments throughout the original investment period and invested capital thereafter.

Incentive Income.    We earn incentive income based on the performance of the Och-Ziff funds and managed accounts. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor, but excludes unrealized profits on private investments, and generally earned on a calendar-year basis. As of January 1, 2010, our funds are subject to a perpetual loss carry forward, or “high-water mark,” meaning we will not be able to earn incentive income with respect to a fund investor’s investment in a fund in the years following negative investment performance until such fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark. Prior to January 1, 2010, most of our funds had a one-year high-water mark. We do not recognize incentive income until the end of the measurement period when the amounts are contractually payable, or “crystallized.” We generally crystallize incentive income annually on December 31st, which is the last day of our fiscal year. Incentive income on private investments is earned in the year of the sale or realization of the private investment. Generally, any incentive income recorded during the first three quarters of the year is related to fund investor redemptions.

Accordingly, for any given fiscal period, our revenues will be influenced by the combination of assets under management and the investment performance of our funds. For the first three quarters of each year, our revenues will be primarily comprised of the management fees we have earned for each respective quarter. In the fourth quarter, our revenues will be primarily comprised of the management fees we have earned for the quarter, as well as the amount of incentive income we have crystallized for the full year.

Income of Consolidated Och-Ziff Funds.    Revenues recorded as income of consolidated Och-Ziff funds consists of interest income, dividend income and other miscellaneous items.

Expenses

Our operating expenses consist of the following:

•

Compensation and Benefits.    Compensation and benefits is comprised of salaries and benefits, guaranteed and discretionary cash bonuses and equity-based compensation primarily in the form of Class A restricted share units, or “RSUs”. On an annual basis, compensation and benefits comprise the most significant portion of total expenses, with discretionary cash bonuses comprising the majority of total compensation and benefits expense. These cash bonuses are funded by total annual revenues, which are significantly influenced by incentive income earned by us in any given year.

•	Interest Expense. Amounts included within interest expense relate primarily to interest expense on our term loan and the note payable on our corporate aircraft.

•

General, Administrative and Other.    General, administrative and other expenses are related to professional services, occupancy and equipment, business development expenses, information processing and communications, insurance, changes in the tax receivable agreement liability and other miscellaneous expenses.

In addition, the following expenses also impact our U.S. GAAP results:

Reorganization Expenses.    Prior to the Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization.” As part of the Reorganization, interests in the Och-Ziff Operating Group held by our founding owners were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash charges that we have recorded within Reorganization expenses in our consolidated and combined statements of operations.

Allocations to Non-Equity Partner Interests and Profit Sharing.    Prior to the Reorganization, income allocations to our partners, other than Mr. Och, and to the Ziffs on their interests in our business were recorded as expenses within allocations to non-equity partner interests and profit sharing, respectively, in the consolidated and combined statements of operations. For periods following the Reorganization, allocations to Och-Ziff Operating Group A Units are recorded within net loss allocated to partners’ and others’ interests in income of consolidated subsidiaries in the consolidated and combined statements of operations, as these are equity interests held directly in the Och-Ziff Operating Group.

Expenses of Consolidated Och-Ziff Funds.    Expenses recorded as expenses of consolidated Och-Ziff funds consist of interest expense, dividend expense, stock loan fees and other expenses.

Other Income (Loss)

Our other income (loss) consists of:

•

Net Earnings (Losses) on Deferred Balances.    Net earnings (losses) on deferred balances represent the changes in fair value of the deferred balances owed to our partners and the Ziffs. Earnings (losses) on deferred balances will impact the amounts ultimately paid to our partners and the Ziffs, and therefore, will not impact our Class A shareholders. For more information, please see “—Liquidity and Capital Resources—Distributions, Future Liquidity and Capital Needs—Deferred Balances Distributions.”

•

Net Gains (Losses) on Investments in Och-Ziff Funds and Joint Ventures.    Net gains (losses) on investments in Och-Ziff funds and joint ventures primarily consists of net gains (losses) on investments in our funds made by us to economically hedge certain deferred compensation plans indexed to fund performance, and net losses on investments in joint ventures established to expand our private investment platforms.

•

Net Gains on Early Retirement of Debt.    Net gains on early retirement of debt consists of the net gains realized upon the early retirement of $5 million and $100 million of our term loan that occurred during the second and fourth quarters of 2009, respectively.

•

Net Gains (Losses) of Consolidated Och-Ziff Funds.    Net gains (losses) of consolidated Och-Ziff funds consist of realized and unrealized gains and losses on investments held by the consolidated Och-Ziff funds.

Income Taxes

Income taxes consists of our provision for federal, state, local and foreign income taxes, including provisions for deferred income taxes resulting from temporary differences between the tax and U.S. GAAP basis. The computation of the provision requires certain estimates and significant judgment including, but not limited to, the expected taxable income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences between the tax and U.S. GAAP basis and the likelihood of being able to fully utilize deferred tax assets existing as of the end of the year. In addition, the amount of incentive income we earn, the resultant flow of revenues and expenses through our legal entity structure, the effect that changes in our stock price may have on the ultimate deduction we are able to take related to the vesting of RSUs, and any changes in future enacted income tax rates may have a significant impact on our income tax provision and effective tax rate.

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

Partners’ and others’ interests in income of consolidated subsidiaries represents ownership interests held by parties other than us and is primarily made up of: (i) Och-Ziff Operating Group A Units held by our partners and the Ziffs; and (ii) fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in this item related to the Och-Ziff Operating Group A Units are driven by the earnings or losses of the Och-Ziff Operating Group. Prior to the adoption of the Financial Accounting Standards Board’s (“FASB”) new accounting treatment of noncontrolling interests in consolidated financial statements (originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, and subsequently codified within FASB ASC Topic 810) on January 1, 2009, losses were allocated to such units to the extent that cumulative losses did not reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. Subsequent to the adoption of the new accounting treatment on January 1, 2009, we no longer absorb losses when cumulative losses reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. See “—Impact of Recently Adopted Accounting Pronouncements on Future Trends” for additional information regarding the adoption. Increases or decreases in this item related to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings or losses of the consolidated Och-Ziff funds.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Revenues
Management fees	$364,905	$576,265	$(211,360)	-37%
Incentive income	348,915	12,201	336,714	NM
Other revenues	1,739	4,109	(2,370)	-58%
Income of consolidated Och-Ziff funds	27,729	11,809	15,920	135%

Total Revenues	743,288	604,384	138,904	23%

Expenses
Compensation and benefits	344,432	261,830	82,602	32%
Allocations to non-equity partner interests	18,253	(38,328)	56,581	NM
Reorganization expenses	1,704,753	1,698,989	5,764	0%
Profit sharing	1,322	(4,751)	6,073	NM
Interest expense	12,797	33,948	(21,151)	-62%
General, administrative and other	72,810	102,222	(29,412)	-29%
Expenses of consolidated Och-Ziff funds	4,069	3,994	75	2%

Total Expenses	2,158,436	2,057,904	100,532	5%

Other Income (Loss)
Net earnings (losses) on deferred balances	54,138	(141,900)	196,038	NM
Net gains (losses) on investments in Och-Ziff funds and joint ventures	1,789	(11,437)	13,226	NM
Net gains on early retirement of debt	21,797	—	21,797	NM
Net gains (losses) of consolidated Och-Ziff funds	3,950	(17,634)	21,584	NM

Total Other Income (Loss)	81,674	(170,971)	252,645	NM

Loss Before Income Taxes	(1,333,474)	(1,624,491)	291,017	-18%
Income taxes	37,703	40,066	(2,363)	-6%

Consolidated Net Loss	$(1,371,177)	$(1,664,557)	$293,380	-18%

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$(1,073,748)	$(1,153,961)	$80,213	-7%

Net Loss Allocated to Class A Shareholders	$(297,429)	$(510,596)	$213,167	-42%

Revenues

Management Fees.    The following table sets forth the components of our management fees:

	Year Ended December 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Och-Ziff Funds segment:
Hedge funds	$351,195	$559,995	$(208,800)	-37%
Managed accounts	6,322	11,279	(4,957)	-44%
Och-Ziff real estate funds	4,926	5,245	(319)	-6%
Eliminated in consolidation and other Economic Income adjustments	2,462	(254)	2,716	NM

Total	$364,905	$576,265	$(211,360)	-37%

Management fees decreased in 2009 by $211.4 million from 2008, primarily due to the decrease in average assets under management. Our management fees, before the impact of eliminations, were 1.7% and 1.8% of our weighted-average assets under management in 2009 and 2008, respectively. See “—Och-Ziff Funds Segment Analysis” for a discussion of management fees earned by the Och-Ziff Funds segment before the impact of eliminations in consolidation.

Incentive Income.    The following table sets forth the components of our incentive income:

	Year Ended December 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Och-Ziff Funds segment:
Hedge funds	$335,480	$12,201	$323,279	NM
Managed accounts	13,435	—	13,435	NM

Total	$348,915	$12,201	$336,714	NM

Incentive income increased in 2009 by $336.7 million from 2008 due to the positive investment performance of our funds, which surpassed their high-water marks during the second half of 2009.

Income of Consolidated Och-Ziff Funds.    Income of consolidated Och-Ziff funds increased in 2009 by $15.9 million from 2008. This income is primarily related to our domestic real estate funds.

Expenses

Compensation and Benefits.    Compensation and benefits expenses increased in 2009 by $82.6 million from 2008. This increase was driven primarily by an increase of $60.5 million in bonus compensation and related payroll taxes, which was due to our desire to maintain a competitive compensation structure in a year where we generated strong investment performance but operated for most of the year with high-water marks across all of our funds. In addition, equity-based compensation expenses increased $20.4 million primarily driven by compensation related to our Asian real estate business established in September 2008 and grants made in connection with the admission of new partners into the Och-Ziff Operating Group. Our global headcount was 378 at December 31, 2009 compared to 412 at December 31, 2008.

Allocations to Non-equity Partner Interests.    Allocations to non-equity partner interests increased in 2009 by $56.6 million from 2008 as a result of an increase in the net earnings on deferred balances, net of taxes, allocated to the pre-Reorganization non-equity partner interests. Only allocations of earnings and losses on deferred balances, net of taxes, are treated as expenses following the Reorganization.

Reorganization Expenses.    Reorganization expenses increased in 2009 by $5.8 million from 2008. These expenses represent the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our partners after the Offerings. The increase in Reorganization expense was primarily attributable to the acceleration of $25.6 million of Reorganization expenses on certain Och-Ziff Operating Group A Units that were canceled and subsequently reallocated to other partners. Offsetting the increase was a decrease in the amortization on certain units forfeited by former partners and subsequently reallocated to the remaining partners in the fourth quarter of 2008 and first half of 2009. The grant-date fair value of the reallocated units was lower than the original grant-date fair value, and therefore, the Reorganization expense associated with these units decreased. The estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our partners are expected to be approximately $1.7 billion in 2010 and 2011, and $1.5 billion in 2012.

Profit Sharing.    Profit sharing expense increased in 2009 by $6.1 million from 2008 as a result of an increase in the earnings on deferred balances, net of taxes, allocated to the Ziffs’ pre-Reorganization profit sharing interest in our business. Only allocations of earnings and losses on deferred balances, net of taxes, are treated as expenses following the Reorganization.

Interest Expense.    Interest expense decreased in 2009 by $21.2 million from 2008. This decrease was primarily due to the decrease in LIBOR, to which both our term loan obligation and note payable on our corporate aircraft are indexed. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month. Additionally, interest expense decreased as a result of the early retirement of an aggregate of $105 million of our term loan in 2009.

General, Administrative and Other.     The following table sets forth the components of our general, administrative and other expenses:

	Year Ended December 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Occupancy and equipment	$30,157	$18,700	$11,457	61%
Professional services	16,933	41,725	(24,792)	-59%
Information processing and communications	13,620	15,881	(2,261)	-14%
Insurance	12,212	7,205	5,007	69%
Business development	7,606	11,648	(4,042)	-35%
Other expenses	12,031	8,739	3,292	38%

	92,559	103,898	(11,339)	-11%
Changes in tax receivable agreement liability	(19,749)	(1,676)	(18,073)	NM

Total General, Administrative and Other	$72,810	$102,222	$(29,412)	-29%

General, administrative and other expenses decreased in 2009 by $29.4 million from 2008. This decrease was primarily driven by a decrease in the tax receivable agreement liability as further discussed below and by a reduction in professional services in line with our lower average assets under management. These decreases were offset in part by increased occupancy and equipment costs related to the expansion of leased office space in New York and London, and higher insurance costs.

The changes in tax receivable agreement liability in 2009 and 2008 were driven by changes to the future enacted tax rates at the state and local level, resulting in a change in the estimated future tax savings related to the sale of interests in the Och-Ziff Operating Group by our partners and the Ziffs at the time of the Offerings in addition to subsequent exchanges of Och-Ziff Operating Group A Units for Class A Shares. See “—Liquidity and Capital Resources—Dividends, Distributions, Future Liquidity and Capital Needs—Tax Receivable Agreement” for additional information.

Expenses of Consolidated Och-Ziff Funds.    Expenses of consolidated Och-Ziff funds increased in 2009 by $75 thousand from 2008. These expenses are primarily related to our domestic real estate funds.

Other Income (Loss)

Net Earnings (Losses) on Deferred Balances.    Net earnings on deferred balances increased in 2009 by $196.0 million from 2008, primarily as a result of improved performance of the underlying investments of the funds to which the deferred balances are indexed. These earnings will be distributed to our partners and the Ziffs in 2010 when the remaining deferred balances will be collected from the offshore funds. See “—Liquidity and Capital Resources—Dividends, Distributions, Future Liquidity and Capital Needs—Deferred Balances Distributions” for additional information.

Net Gains (Losses) on Investments in Och-Ziff Funds and Joint Ventures.    The following table sets forth the components of our net gains (losses) on investments in Och-Ziff funds and joint ventures:

	Year Ended December 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds	$3,243	$(3,793)	$7,036	NM
Net losses on joint ventures	(1,454)	(7,644)	6,190	-81%

Total	$1,789	$(11,437)	$13,226	NM

Net gains on investments in Och-Ziff funds and joint ventures increased in 2009 by $13.2 million from 2008, primarily as a result of improved performance of the fund in which we were invested. Substantially all of these investments were made by us to economically hedge certain deferred compensation plans indexed to fund performance. In addition, net losses on joint ventures decreased in 2009 primarily as a result of one-time start-up costs in our African joint venture in 2008.

Net Gains on Early Retirement of Debt.    Net gains on early retirement of debt consist of the net gains realized upon the early retirement of debt that occurred during the second and fourth quarters of 2009. In June 2009, we repurchased and retired $5.0 million of our outstanding term loan for $3.0 million, which resulted in the recognition of a gain on early retirement of debt in the amount of $2.0 million in the consolidated statements of operations. In December 2009, we repurchased and retired an additional $100.0 million of the outstanding balance for $80.0 million, which resulted in the write off of $227 thousand of deferred financing costs for a net gain of $19.8 million.

Net Gains (Losses) of Consolidated Och-Ziff Funds.    Net gains of consolidated Och-Ziff funds increased in 2009 by $21.6 million from 2008. These net gains (losses) are primarily related to our domestic real estate funds.

Income Taxes

Income tax expense decreased in 2009 by $2.4 million from 2008. This decrease was primarily due to an increase in deferred tax assets resulting from a change in future enacted tax rates at the state and local level. The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, a portion of the income we earn is subject to corporate level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes includes U.S. federal, state, local and foreign taxes at an effective tax rate of -2.83% for the year ended December 31, 2009, compared to an effective tax rate of -2.47% for the year ended December 31, 2008. These effective tax rates differed from our statutory rate for the following reasons: (i) only a portion of the income we earn is subject to U.S. federal, state and local corporate income taxes; (ii) a portion of the income we earn is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) Reorganization expenses are non-deductible for income tax purposes.

As of and for the years ended December 31, 2009 and 2008, we were not required to establish a liability for uncertain tax positions. In addition, as of December 31, 2009, we had net operating loss carryforwards for federal income taxes of $73.8 million and for state and local income taxes of $10.6 million that will expire by December 31, 2029.

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

The following table sets forth the components of the net loss allocated to partners’ and others’ interests in income of consolidated subsidiaries:

	Year Ended December 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(1,127,729)	$(1,048,929)	$(78,800)	8%
Consolidated Och-Ziff funds	27,058	(10,035)	37,093	NM
Other	26,923	(94,997)	121,920	NM

Total	$(1,073,748)	$(1,153,961)	$80,213	-7%

Net loss allocated to partners’ and others’ interests in income of consolidated subsidiaries decreased in 2009 by $80.2 million from 2008. The decrease was primarily related to an increase in earnings on deferred balances that were allocated to Mr. Och (included within Other in the table above), offset in part by the increase in net loss allocated to the Och-Ziff Operating Group A Units. As a result of the adoption of new accounting guidance on noncontrolling interests in consolidated financial statements on January 1, 2009, we were not limited in the amount of loss that could be allocated to the Och-Ziff Operating Group A Units in 2009. The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units, which represent an approximately 79.1% economic interest in the Och-Ziff Operating Group as of December 31, 2009, are expected to continue to significantly reduce our net loss in future periods as losses of the Och-Ziff Operating Group are allocated to such interests.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

We deconsolidated our domestic funds on January 1, 2007, and our offshore funds on June 30, 2007. For periods prior to the deconsolidation of these funds, management fees and incentive income earned from those funds were eliminated in consolidation. These eliminations had no impact on our net income (loss) allocated to Class A shareholders, as the amounts earned were captured within our net share of income from these funds. As a result of the deconsolidation, revenues earned from those funds are no longer eliminated in consolidation following such dates. Following the deconsolidation, income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, net gains (losses) of consolidated Och-Ziff funds and the amount of net income (loss) allocated to partners’ and others’ interests in income of consolidated subsidiaries attributable to consolidated funds have been insignificant to our results.

As a result of the deconsolidation of most of our funds in 2007 and the Reorganization, certain line items are not comparable from period to period. To provide comparative information of our operating results for the periods presented, a discussion of Economic Income of the Och-Ziff Funds segment, our only reportable segment, follows the discussion of our U.S. GAAP results. Economic Income reflects, on a consistent basis for all periods presented in our financial statements, income earned from the Och-Ziff funds and managed accounts, excluding the real estate funds that are included within other operations and currently are not significant to our results. Economic Income excludes certain adjustments required under U.S. GAAP. See “—Och-Ziff Funds Segment Analysis” and Note 15 of the consolidated and combined financial statements included in this annual report for a reconciliation of Economic Income to our U.S. GAAP results.

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Revenues
Management fees	$576,265	$317,756	$258,509	NM
Incentive income	12,201	632,690	(620,489)	NM
Other revenues	4,109	11,637	(7,528)	-65%
Income of consolidated Och-Ziff funds	11,809	539,892	(528,083)	NM

Total Revenues	604,384	1,501,975	(897,591)	NM

Expenses
Compensation and benefits	261,830	238,331	23,499	10%
Allocations to non-equity partner interests	(38,328)	574,326	(612,654)	NM
Reorganization expenses	1,698,989	3,333,396	(1,634,407)	NM
Profit sharing	(4,751)	106,644	(111,395)	NM
Interest expense	33,948	24,240	9,708	40%
General, administrative and other	102,222	83,241	18,981	23%
Expenses of consolidated Och-Ziff funds	3,994	343,135	(339,141)	NM

Total Expenses	2,057,904	4,703,313	(2,645,409)	NM

Other Income (Loss)
Net earnings (losses) on deferred balances	(141,900)	60,956	(202,856)	NM
Net gains (losses) on investments in Och-Ziff funds and joint ventures	(11,437)	57,379	(68,816)	NM
Net gains (losses) of consolidated Och-Ziff funds	(17,634)	2,352,290	(2,369,924)	NM

Total Other Income (Loss)	(170,971)	2,470,625	(2,641,596)	NM

Loss Before Income Taxes	(1,624,491)	(730,713)	(893,778)	NM
Income taxes	40,066	63,963	(23,897)	-37%

Consolidated Net Loss	$(1,664,557)	$(794,676)	$(869,881)	NM

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$(1,153,961)	$120,350	$(1,274,311)	NM

Net Loss Allocated to Class A Shareholders (post-IPO) or Partners’ Equity (pre-IPO)	$(510,596)	$(915,026)	$404,430	NM

Revenues

Management Fees.    The following table sets forth the components of our management fees:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Och-Ziff Funds segment:
Hedge funds	$559,995	$464,624	$95,371	21%
Managed accounts	11,279	12,283	(1,004)	-8%
Och-Ziff real estate funds	5,245	5,245	—	0%
Eliminated in consolidation	(254)	(164,396)	164,142	NM

Total	$576,265	$317,756	$258,509	NM

Management fees increased in 2008 by $258.5 million from 2007. This increase was primarily the result of the decrease in management fees eliminated in consolidation. As previously discussed, our offshore funds were consolidated for the first half of 2007, resulting in the elimination of a substantial portion of our management fees earned during that period. The remaining increase was driven by higher average assets under management in 2008.

Our management fees before the impact of eliminations were 1.8% and 1.7% of our weighted-average assets under management in 2008 and 2007, respectively. See “—Och-Ziff Funds Segment Analysis” for a discussion of management fees earned by the Och-Ziff Funds segment before the impact of eliminations in consolidation.

Incentive Income.    The following table sets forth the components of our incentive income:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Och-Ziff Funds segment:
Hedge funds	$12,201	$621,578	$(609,377)	-98%
Managed accounts	—	15,665	(15,665)	-100%
Eliminated in consolidation	—	(4,553)	4,553	NM

Total	$12,201	$632,690	$(620,489)	NM

Incentive income decreased in 2008 by $620.5 million from 2007. This decrease was the result of the negative performance by our funds in 2008 as previously discussed. The $12.2 million incentive income earned in 2008 primarily related to the redemptions from our fund investors during the year.

Income of Consolidated Och-Ziff Funds.    The following table sets forth income of consolidated Och-Ziff funds by amounts earned from funds that we continue to consolidate and those we no longer consolidate:

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

Expenses

Compensation and Benefits.    Compensation and benefits expenses increased in 2008 by $23.5 million from 2007. This increase was driven by an increase of $96.0 million relating to the non-cash amortization of RSUs. No RSUs were issued prior to our IPO in November 2007. Also contributing to the increase was the effect of annualized salary and benefit expenses related to our growth in headcount that occurred in 2007 due to the additional infrastructure needed to become a public company and to support the growth in our business. These increases were offset by an $89.1 million decrease in bonus expense due to significantly lower incentive income in 2008, which resulted from the negative performance of our funds in 2008. Our worldwide headcount grew from 399 at December 31, 2007 to 412 at December 31, 2008.

Allocations to Non-Equity Partner Interests.    Allocations to non-equity partner interests decreased in 2008 by $612.7 million from 2007 as a result of the reclassification of non-equity partner interests as Och-Ziff Operating Group A Units at the time of the Reorganization. As a result of this reclassification, income allocations to our partners, other than Mr. Och, following the Reorganization are no longer treated as expenses under U.S. GAAP. Only allocations of earnings on deferred balances, net of taxes, are treated as expenses following the Reorganization.

Reorganization Expenses.    The following table sets forth the components of our Reorganization expenses:

	Year Ended December 31,
	2008	2007
	(dollars in thousands)
Charge for units purchased with proceeds from initial public offering	$—	$1,088,640
Charge for units purchased with proceeds from DIC Sahir offering	—	1,129,744
Charge for units held by the Ziffs after the Offerings	—	945,743
Amortization of units held by partners after the Offerings	1,698,989	212,792
Transfer of residual non-equity partners’ and profit sharing interests to equity	—	(43,523)

Total	$1,698,989	$3,333,396

Reorganization expenses decreased in 2008 by $1.6 billion from 2007. In 2008, these expenses represent the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our partners after the Offerings. In 2007, Reorganization expenses were comprised primarily of the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our partners after the Offerings in addition to various one-time charges related to the units issued to the partners and the Ziffs for which there was no substantive service or performance requirement.

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

Interest Expense.    Interest expense increased in 2008 by $9.7 million from 2007. The increase was primarily due to a full year of interest expense incurred on our term loan in 2008. We entered into the term loan in July 2007; therefore, interest expense was only incurred for the second half of 2007.

General, Administrative and Other.    The following table sets forth the components of our general, administrative and other expenses:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Professional services	$41,725	$36,363	$5,362	15%
Occupancy and equipment	18,700	15,929	2,771	17%
Information processing and communications	15,881	10,834	5,047	47%
Business development	11,648	9,355	2,293	25%
Insurance	7,205	1,540	5,665	368%
Other expenses	8,739	9,220	(481)	-5%

	103,898	83,241	20,657	25%
Changes in tax receivable agreement liability	(1,676)	—	(1,676)	NM

Total General, Administrative and Other	$102,222	$83,241	$18,981	23%

General, administrative and other expenses increased in 2008 by $19.0 million from 2007. In 2008, we recognized a reduction of expenses in the amount of $1.7 million related to a decrease in the tax receivable agreement liability. This decrease was driven by a change in the estimated future tax savings resulting from the sale of interests in the Och-Ziff Operating Group by our founding owners at the time of the Offerings. See “—Liquidity and Capital Resources—Dividends, Distributions, Future Liquidity and Capital Needs—Tax Receivable Agreement” for additional information. The remainder of the increase was driven principally by higher insurance costs, as well as the impact of annualized expenses related to the infrastructure build-out associated with becoming a public company and growth in our business that occurred primarily in 2007.

Expenses of Consolidated Och-Ziff Funds.     The following table sets forth expenses of consolidated Och-Ziff funds by amounts from funds that we continue to consolidate and those we no longer consolidate:

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

Other Income (Loss)

Net Earnings (Losses) on Deferred Balances.    Net earnings on deferred balances decreased in 2008 by $202.9 million from 2007. As a result of the consolidation of our offshore funds for the first six months of 2007, net earnings on deferred balances were eliminated in consolidation during such period. Following the deconsolidation, these amounts were no longer eliminated in consolidation. The decrease in net earnings on deferred balances was also impacted by the unfavorable performance of the underlying investments of the funds to which the deferred balances are indexed. In addition, earnings on deferred balances decreased due to lower deferred balances resulting from the collection of such balances that occurred at the end of 2007 and the first half of 2008.

Net Gains (Losses) on Investments in Och-Ziff Funds and Joint Ventures.    The following table sets forth the components of our net gains (losses) on investments in Och-Ziff funds and joint ventures:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds	$(3,793)	$57,379	$(61,172)	NM
Net losses on joint ventures	(7,644)	—	(7,644)	NM

Total	$(11,437)	$57,379	$(68,816)	NM

Net gains on investments in Och-Ziff funds and joint ventures decreased in 2008 by $68.8 million from 2007. The decrease in net earnings on investments in Och-Ziff funds was primarily related to amounts invested by us, on behalf of our partners, which were withdrawn and distributed to our partners in December 2007. The net loss on joint ventures in 2008 of $7.6 million primarily relates to our share of start-up costs of our African joint venture, which is a start-up business that, as of December 31, 2008, had generated an insignificant amount of revenues.

Net Gains (Losses) of Consolidated Och-Ziff Funds.    The following table sets forth net gains (losses) of consolidated Och-Ziff funds by amounts from funds that we continue to consolidate and those we no longer consolidate:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
From funds we continue to consolidate	$(17,634)	$14,957	$(32,591)	NM
From funds we no longer consolidate	—	2,337,333	(2,337,333)	NM

Total	$(17,634)	$2,352,290	$(2,369,924)	NM

Net gains of consolidated Och-Ziff funds decreased in 2008 by $2.4 billion from 2007. Substantially all of the net gains of consolidated Och-Ziff funds in 2007 were related to our offshore funds, which we consolidated through June 30, 2007. Subsequent to June 30, 2007, net gains (losses) of consolidated Och-Ziff funds relate primarily to our real estate funds, which we continue to consolidate.

Income Taxes

Income tax expense decreased in 2008 by $23.9 million from 2007. This decrease was primarily due to a decrease in the profitability of the Och-Ziff Operating Group. The decrease was offset by an $8.3 million shortfall of tax benefits related to RSUs that vested in 2008. In addition, the decrease was also offset by a $2.5 million increase in tax expense related to the effect of a change in estimated state and local income tax rates effective in future periods.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, a portion of the income we earn is subject to corporate level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes includes U.S. federal, state, local and foreign taxes at an effective tax rate of -2.47% for the year ended December 31, 2008, compared to an effective tax rate of -8.75% for the year ended December 31, 2007. These effective tax rates differed from our statutory rate for the following reasons: (i) only a portion of the income we earn is subject to U.S. federal, state and local corporate income taxes; (ii) a portion of the income we earn is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses are non-deductible for income tax purposes.

As of and for the years ended December 31, 2008 and 2007, we were not required to establish a liability for uncertain tax positions. In addition, as of December 31, 2008, we had net operating loss carryforwards for federal income taxes of $24.6 million and for state and local income taxes of $2.8 million that will expire by December 31, 2028.

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries

The following table sets forth the components of the net income (loss) allocated to partners’ and others’ interests in income of consolidated subsidiaries:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(1,048,929)	$(2,091,469)	$1,042,540	-50%
Consolidated Och-Ziff funds	(10,035)	23,477	(33,512)	NM
Och-Ziff funds we no longer consolidate	—	2,169,940	(2,169,940)	NM
Other	(94,997)	18,402	(113,399)	NM

Total	$(1,153,961)	$120,350	$(1,274,311)	NM

The net loss allocated to partners’ and others’ interests in income of consolidated subsidiaries increased in 2008 by $1.3 billion from 2007. The increase was primarily as a result of a decrease in allocable income related to offshore funds we no longer consolidate, offset by the decrease in net losses allocated to the Och-Ziff Operating Group A Units held by our partners and the Ziffs.

The decrease from funds we no longer consolidate was due to the deconsolidation of our offshore funds on June 30, 2007, as amounts related to these funds are no longer recognized in our results following the deconsolidation. Amounts related to funds that we continue to consolidate relate primarily to our domestic real estate funds. The net loss allocated to the Och-Ziff Operating Group A Units, which represented an approximately 80.3% economic interest in our business as of December 31, 2008, decreased as a result of the significant Reorganization charges taken by the Och-Ziff Operating Group in 2007.

Och-Ziff Funds Segment Analysis

We conduct substantially all of our operations through our one reportable segment, the Och-Ziff Funds segment, which provides management and advisory services to our hedge funds and separately managed accounts. Our other operations are currently comprised of our real estate business, which provides advisory services to our real estate funds. Also included in other operations are investments in new businesses established to expand our private investment platforms.

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

Economic Income is a measure of pre-tax operating performance that:

•	presents the results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds;

•	presents management fees net of recurring placement and related service fees on assets under management;

•	recognizes the full amount of deferred cash compensation expense on the date it is awarded irrespective of any requisite service period or deferral; and

•

excludes the following: Reorganization expenses, equity-based compensation expense, allocation to non-equity partner interests, profit sharing, net earnings (losses) on deferred balances, net gains (losses) on investments in Och-Ziff funds and joint ventures, net gains on early retirement of debt, depreciation, changes in the tax receivable agreement liability and amounts allocated to the partners and the Ziffs on their ownership interests in the Och-Ziff Operating Group.

For a reconciliation of Economic Income to our U.S. GAAP net loss for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 15 to our consolidated and combined financial statements included in this annual report.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Economic Income Revenues
Management fees	$357,517	$571,274	$(213,757)	-37%
Incentive income	348,915	12,201	336,714	NM
Other revenues	1,447	3,554	(2,107)	-59%

Total Economic Income Revenues	707,879	587,029	120,850	21%

Economic Income Expenses
Compensation and benefits	193,911	141,255	52,656	37%
Non-compensation expenses	89,987	129,970	(39,983)	-31%

Total Economic Income Expenses	283,898	271,225	12,673	5%

Economic Income	$423,981	$315,804	$108,177	34%

Economic Income Analysis

Economic Income for the Och-Ziff Funds segment increased in 2009 by $108.2 million from 2008. This increase was driven primarily by higher incentive income as a result of the positive returns of the Och-Ziff funds, which surpassed their high-water marks during 2009, and a decrease in non-compensation expenses. Partially offsetting the increase were lower management fees due to a decrease in assets under management as well as higher compensation and benefits expenses due to a higher level of discretionary cash bonuses.

Economic Income Revenues

Management Fees.    Management fees for the segment decreased in 2009 by $213.8 million from 2008 primarily due to the year-over-year decrease in average assets under management, resulting from fund investor redemptions in the fourth quarter of 2008 and the first half of 2009.

Incentive Income.    Incentive income for the segment increased in 2009 by $336.7 million from 2008 due to the positive investment performance of our funds, which surpassed their high-water marks during the second half of 2009.

Economic Income Expenses

Compensation and Benefits.    Compensation and benefits expenses for the segment increased in 2009 by $52.7 million from 2008. This increase was driven primarily by an increase of $60.3 million in bonus compensation and related taxes expense, related to the increase in incentive income and due to our desire to maintain a competitive compensation structure in a year where we generated strong investment performance but operated for most of the year with high-water marks. This increase was partially offset by a decrease in salaries and benefits expense for the segment due to lower headcount.

Non-Compensation Expenses.    The following table presents the components of our non-compensation expenses:

	Year Ended December 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Occupancy and equipment	$25,758	$15,444	$10,314	67%
Professional services	15,147	41,249	(26,102)	-63%
Interest expense	12,797	33,948	(21,151)	-62%
Insurance	12,212	7,205	5,007	69%
Information processing and communications	9,912	13,193	(3,281)	-25%
Business development	7,406	11,606	(4,200)	-36%
Other expenses	6,755	7,325	(570)	-8%

Total Non-Compensation Expenses	$89,987	$129,970	$(39,983)	-31%

Non-compensation expenses for the segment decreased in 2009 by $40.0 million from 2008. This decrease was driven primarily by a reduction in professional services, as well as lower interest expense due to a decline in LIBOR, to which both our term loan obligation and the note payable on our corporate aircraft are indexed. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month. Additionally, interest expense decreased as a result of the early retirement of $105 million of our term loan that occurred in 2009. These decreases were offset in part by increased occupancy and equipment costs related to the expansion of leased office space in New York and London, as well as higher insurance costs.

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

Economic Income Analysis

Economic Income for the Och-Ziff Funds segment decreased in 2008 by $502.6 million from 2007. This decrease was driven primarily by the year-over-year decline in incentive income, offset by higher management fees and lower operating expenses.

Economic Income Revenues

Management Fees.    Management fees for the segment increased in 2008 by $94.4 million from 2007. The increase was driven by the increase in average assets under management, due primarily to net inflows we experienced in the first half of 2008.

Incentive Income.    Incentive income for the segment decreased in 2008 by $625.0 million from 2007. The decrease was driven by the negative investment performance of our funds in 2008, resulting from the challenging market conditions previously discussed.

Economic Income Expenses

Compensation and Benefits.    Compensation and benefits expenses for the segment decreased in 2008 by $66.1 million from 2007. The decrease was driven by the $85.2 million decrease in discretionary cash bonus expense in 2008 as a result of significantly lower incentive income as our finds generated negative investment performance. This decrease was partially offset by an increase in salaries and benefits expenses resulting primarily from annualized impact of these expenses due to the growth in our headcount that occurred in 2007. This growth resulted from the additional infrastructure needed to become a public company and to support the growth in our business.

Non-Compensation Expenses.    The following table presents the components of our non-compensation expenses:

	Year Ended December 31,		Change
	2008	2007	$	%
	(dollars in thousands)
Professional services	$41,249	$36,316	$4,933	14%
Interest expense	33,948	24,240	9,708	40%
Occupancy and equipment	15,444	11,848	3,596	30%
Information processing and communications	13,193	10,834	2,359	22%
Business development	11,606	9,349	2,257	24%
Insurance	7,205	1,540	5,665	368%
Other expenses	7,325	5,596	1,729	31%

Total Non-Compensation Expenses	$129,970	$99,723	$30,247	30%

Non-compensation expenses for the segment increased in 2008 by $30.2 million from 2007. The increase was driven primarily by a full year of interest expense recorded in 2008 on our term loan compared to six months of interest expense recorded in 2007, as the loan was entered into during the third quarter of that year. The remainder of the increase was driven principally by higher insurance costs, as well as the impact of annualized expenses related to the infrastructure build-out associated with becoming a public company and the growth in our business in 2007.

Liquidity and Capital Resources

The working capital needs of our business have historically been met and continue to be met through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds and managed accounts. We currently do not incur any indebtedness to fund our on-going operations, but have outstanding indebtedness that was incurred in connection with the Reorganization and to refinance the note payable on our corporate aircraft. We expect that our primary liquidity needs over the next 12 months will be to:

•	pay our operating expenses, primarily consisting of compensation and benefits, as well as any related tax withholding obligations, and general and administrative expenses;

•	repurchase, retire or repay borrowings and related interest expense;

•	provide capital to facilitate the growth of our existing business;

•	pay income taxes and amounts to our partners and the Ziffs with respect to the tax receivable agreement as discussed below;

•	make cash distributions to our partners and the Ziffs on their interests in the Och-Ziff Operating Group and pay dividends to our Class A shareholders; and

•	make planned distributions of the deferred balances to our partners and the Ziffs as discussed below.

Management fees and incentive income earned from our funds have historically been the primary sources of cash with which we cover our operating expenses, pay dividends to our Class A shareholders and make payments to our partners and the Ziffs with respect to their interests in our business. Our revenues, and therefore cash available to fund operations, are directly impacted by the amount of our assets under management, which is a function of both our funds’ investment performance as well as capital inflows and redemptions. Our revenues are also impacted by the rates we charge for management fees and incentive income.

Investors in our funds as of December 31, 2008 generally experienced losses in 2008 resulting in a high-water mark for those investors in 2009. As a result of the positive performance of our funds in 2009, we exceeded those high-water marks which allowed us to earn a meaningful amount of incentive income for the year. We were not required to meet any high-water marks for investors who experienced losses and subsequently redeemed all of their capital. Furthermore, any contributions from new or existing fund investors in 2009 were not subject to any existing high-water marks.

As discussed in “Understanding Our Results—Revenues—Management Fees” and “—Our Funds’ Liquidity and Capital Resources,” we believe that we are able to monitor expected management fees and manage expenses in order to meet our operating needs. Our largest core operating expense historically has been annual incentive compensation, which is variable and discretionary based on our annual revenues. Accordingly, as our revenues vary, our cash flows vary, but we believe we have the flexibility to adjust this expense as needed to maintain sufficient liquidity.

Based on our historical results, management’s experience and our current assets under management, we believe that our existing cash resources together with the cash generated from management fees will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. In addition, as necessary, we believe that we will be able to adjust our expense infrastructure as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.

We expect to meet our longer-term liquidity requirements, including the repurchase, retirement or repayment of our debt obligations, through the generation of management fees and incentive income, or the issuance of additional equity which may dilute existing shareholders. Over the long term, we believe we will be able to grow our assets under management and generate positive investment performance in our funds, which we expect will allow us to grow our management fees and incentive income.

To maintain maximum flexibility to meet demands and opportunities both in the short and long term, and subject to existing contractual arrangements, we may want to retain cash, raise equity capital or borrow additional funds to:

•	support the future growth in our business;

•	create new or enhance existing products and investment platforms;

•	repay borrowings;

•	pursue new investment opportunities; and

•	develop new distribution channels.

Market conditions may make it more difficult or costly to raise or borrow additional funds. Excessive costs or other significant market barriers may limit or prevent us from maximizing our growth potential and flexibility.

Debt Obligations

Term Loan.    On July 2, 2007, we entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75%. The term loan will mature in July 2012 and is secured by a first priority lien on substantially all of our assets. The term loan is payable in equal quarterly installments, which began on December 31, 2008, in an aggregate annual amount equal to 1% of the original principal amount borrowed under the term loan, and the balance will be payable upon maturity. As of December 31, 2009, we have repaid $9.4 million in accordance with this requirement.

In June 2009, we repurchased and retired $5.0 million of the outstanding balance for $3.0 million, which resulted in the recognition of a gain on early retirement of debt in the amount of $2.0 million in the consolidated and combined statements of operations. In December 2009, we repurchased and retired an additional $100.0 million of the outstanding balance for $80.0 million. This resulted in the write-off of $227 thousand of deferred financing costs and the recognition of a net gain on early retirement of debt of $19.8 million. As of December 31, 2009, the total outstanding amount of the term loan was $635.7 million.

The term loan includes provisions that restrict our ability to further encumber our assets and make certain distributions. Specifically, we generally are prohibited from:

•	incurring further secured indebtedness;

•	engaging in certain transactions with shareholders or affiliates;

•	engaging in a substantially different line of business; and

•	amending our organizational documents in a manner materially adverse to the lenders.

The term loan permits us to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, we are in compliance with a leverage ratio (as defined in the credit agreement) of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of December 31, 2009, we have not incurred any unsecured indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan.

The term loan also limits the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of December 31, 2009, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

Aircraft Loan.    On May 30, 2008, we refinanced the remaining principal balance on the original note on our corporate aircraft. On March 30, 2009, we amended the terms of the note payable on our corporate aircraft. The principal amount borrowed under the amended note is approximately $16.8 million, bears an annual interest rate of LIBOR plus 2.35%, is due in full at maturity on May 31, 2011 and is secured by a first priority lien on the aircraft. The terms of the amended note payable require us to comply with the following financial maintenance covenants in order for us to avoid an event of default:

•	The minimum amount of assets under management is $17 billion, tested quarterly;

•	Annual management fees earned by the Och-Ziff Operating Group must not fall below $286.1 million, tested annually;

•

All revenues earned by the Och-Ziff Operating Group less compensation expenses and all other cash operating expenses must exceed three times the annual principal and interest payments due on all direct or indirect indebtedness of the Och-Ziff Operating Group, tested quarterly; and

•

Average cash, unrestricted marketable securities and other liquid investments that may be converted to cash within 90 days must be equal to an amount greater than the outstanding principal balance of the note, tested quarterly.

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

Distributions, Future Liquidity and Capital Needs

The following table presents the cash dividends paid on our Class A Shares and the related cash distributions made to our partners and the Ziffs on their interests in the Och-Ziff Operating Group:

Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to the Partners and the Ziffs (dollars in thousands)
February 12, 2008	December 31, 2007	$1.20	$384,497
May 7, 2008	April 1, 2008	$0.08	$51,954
August 12, 2008	July 1, 2008	$0.11	$63,592
November 12, 2008	October 1, 2008	$0.025	$37,332
February 19, 2009	December 31, 2008	$0.05	$15,555
May 11, 2009	April 1, 2009	$0.05	$29,554
August 11, 2009	July 1, 2009	$0.02	$8,654
November 10, 2009	October 1, 2009	$0.07	$27,965
February 18, 2010	December 31, 2009	$0.58	$198,852

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

Restricted Share Units (RSUs).    Substantially all of the RSUs that we have awarded to date accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividends. The dividend equivalents will be paid if and when the related RSUs vest. Our Board of Directors has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We may withhold shares to satisfy the tax withholding obligations of holders of vested RSUs and dividend equivalents, which may result in the use of cash from operations or borrowings to satisfy these tax withholding payments.

Tax Receivable Agreement.    We have made and may in the future be required to make additional payments under the tax receivable agreement that we entered into with our partners and the Ziffs. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings, and subsequent taxable exchanges by our partners and the Ziffs of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expense and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) have agreed to pay our partners and the Ziffs 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that these entities actually realize related to their units as a result of such increases in tax basis. In connection with the departure of certain former partners, the right to receive payments under the tax receivable agreement by such partners was contributed to the Och-Ziff Operating Group. As a result, we expect to pay to our remaining partners and the Ziffs approximately 82% (from 85%) of the overall cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of such increases in tax basis.

Payments under the tax receivable agreement are anticipated to increase the tax basis adjustment of intangible assets resulting from a prior exchange, with such increase being amortized over the remainder of the amortization period applicable to the original basis adjustment of such intangible assets resulting from such prior exchange. It is anticipated that this will result in increasing annual amortization deductions in the taxable years of and after such increases to the original basis adjustments, and potentially will give rise to increasing tax savings with respect to such years and correspondingly increasing payments under the tax receivable agreement.

As of December 31, 2009, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group B Units in the Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares by certain former partners would approximate $956.2 million over the next 13 to 15 years, resulting in payments to our partners and the Ziffs of approximately $785.5 million over the same period of time. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payment under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including those described below:

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

Deferred Balances Distributions.    Through 2006, we deferred collection of a certain portion of incentive income receivable from our offshore funds. As a result of a change in the method of accounting used for U.S. income tax purposes by certain of our subsidiaries, we no longer defer the collection of such receivables. In 2008, we collected and paid 50% of the deferred balances that were outstanding as of December 31, 2006, net of any changes in the value of the deferred balances experienced in 2007. In 2009, we collected and paid an amount equal to 25% of the deferred balances that were outstanding as of December 31, 2006, net of any changes in the value of the deferred balances experienced in 2008. All remaining deferred balances, which as of December 31, 2009, were $404.7 million, will be paid to us in 2010. Such amounts, in turn, will be distributed to our partners and the Ziffs, and therefore, will not benefit our Class A shareholders.

Our Funds’ Liquidity and Capital Resources

Our funds have access to liquidity from our prime brokers and other counterparties. Additionally, our funds may have committed facilities in addition to regular financing from our counterparties. These sources of liquidity provide our funds with additional financing resources, allowing them to take advantage of opportunities in the global marketplace.

Our funds’ current liquidity position could be adversely impacted by any substantial, unanticipated investor redemptions from our funds that are made within a short time period. As discussed in “—Assets Under Management and Fund Performance—Assets Under Management,” capital contributions from investors in our funds generally are subject to initial lock-up periods of one to three years. These lock-ups and redemption notice periods help us to manage our liquidity position.

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

Cash Flows Analysis

The consolidation of our offshore funds during the first six months of 2007 resulted in substantially higher amounts of cash flows from operating and financing activities during those periods as compared to periods following the deconsolidation of these funds, as the contributions by our fund investors and the investing activities of these funds were included in our consolidated and combined cash flows prior to their deconsolidation. As a result, the cash flows from operating and financing activities for the year ended December 31, 2009 and 2008 are not comparable to the amounts presented for the year ended December 31, 2007.

Operating Activities.    Net cash from operating activities was $256.4 million, $733.8 million and $(2.1) billion for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009 and 2008, net cash flows from operating activities were primarily related to the collection of prior year incentive income and current year management fees, less interest expense and other operating expenses. In addition, we collected $529.7 million of deferred balances in December 2007 and $343.9 million in the first half of 2008. These amounts were distributed to our partners and the Ziffs, net of taxes, in the first half of 2008; however, deferred balances distributed to Mr. Och in the amount of $577.2 million were included within cash flows from financing activities. During 2009, we collected an additional $208.0 million of deferred balances, which we in turn distributed to our partners and the Ziffs, net of taxes. The deferred balances distributed to Mr. Och, net of taxes, in 2009 in the amount of $122.4 million were recorded within cash flows from financing activities, as these were distributions on Mr. Och’s pre-IPO equity interest.

Investing Activities.    There were no significant changes in the net cash used in investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated and combined statements of cash flows.

Financing Activities.    Net cash from financing activities was $(255.4) million, $(1.2) billion and $2.8 billion for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009 and 2008, net cash flows from financing activities are primarily related to the dividends paid of $14.8 million and $104.9 million, respectively, to our Class A shareholders and distributions to our partners and the Ziffs of $81.6 million and $537.4 million, respectively, on their Och-Ziff Operating Group A Units. In addition, in 2009 we repaid approximately $112.5 million of the face value of our term loan for approximately $90.5 million. As discussed above, deferred balances distributed to Mr. Och, net of taxes, in the amount of $122.4 million and $577.2 million in 2009 and 2008, respectively, and distributions of 2007 pre-Reorganization income in the amount of $83.6 million in the first quarter of 2008 reduced net cash from financing activities.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter	Total
	(dollars in thousands)
Long-term debt, including interest thereon(a)	$14,314	$656,144	$—	$—	$670,458
Operating leases(b)	15,208	51,031	53,824	56,291	176,354
Tax receivable agreement(c)	36,046	111,902	128,351	509,231	785,530
Purchase obligations(d)	—	1,000	55,000	—	56,000

Total Contractual Obligations	$65,568	$820,077	$237,175	$565,522	$1,688,342

(a)	Long-term debt represents our term loan entered into in July 2007 and the note payable entered into in May 2008 used to refinance the remaining principal balance on the original note for our corporate aircraft. In addition, expected future interest payments on these loans has been included using the LIBOR rates that were in effect as of December 31, 2009.

(b)	Operating leases are related to rental payments to be made under various leases for office space and computer hardware.

(c)	Tax receivable agreement represents our obligation to pay our partners and the Ziffs 82% of realized future tax savings resulting from the purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our founding owners with proceeds from the Offerings, and the future taxable exchanges by our partners and the Ziffs of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent) as previously discussed. The amounts presented above represent the maximum amounts that would be payable under the tax receivable agreement assuming that we will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. See “—Liquidity and Capital Resources—Distributions, Future Liquidity and Capital Needs—Tax Receivable Agreement” for more information.

(d)	In August 2008, we paid $3 million for an option to purchase a replacement corporate aircraft. We have the right to terminate the option any time prior to delivery of the aircraft, which is scheduled for 2015. If we terminate the option, we may be entitled to a refund of $1.5 million of the $3 million option price. Our aircraft is used primarily for business purposes.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to our audited consolidated and combined financial statements included in this annual report for a description of our accounting policies. The following is a summary of what we believe to be our most critical accounting policies and estimates:

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

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities included in this category include listed equities, sovereign debt of developed nations and listed derivatives. As required under U.S. GAAP, we do not adjust the quoted price for these assets or liabilities, even in situations where we may hold a large position and a sale could reasonably impact the quoted market price. While our funds hold Level I assets and liabilities in their portfolios, as of December 31, 2009, we did not hold any Level I assets or liabilities directly or indirectly through the consolidated funds.

•

Level II – Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities generally included in this category include certain corporate bonds and loans, less liquid and restricted equity securities, forward contracts and certain over-the-counter derivatives. While our funds hold Level II assets and liabilities in their portfolios, as of December 31, 2009, we did not hold any Level II assets or liabilities directly or indirectly through the consolidated funds.

•

Level III – Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation. The fair value of such assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Assets and liabilities that are included in this category generally include general and limited partnership interests in private equity and real estate. In addition, funds not consolidated by us may hold additional types of Level III assets and liabilities, such as equity and debt securities issued by private entities, certain corporate bonds, credit default swaps, bank debt, certain structured credit products and certain over-the-counter derivatives. As of December 31, 2009, the investments held by our consolidated funds and the deferred balances, the only assets we carry at fair value in our consolidated balance sheets, were Level III assets. While our funds hold Level III liabilities in their portfolios, as of December 31, 2009, we did not hold any Level III liabilities directly or indirectly through the consolidated funds.

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

As of December 31, 2009 and 2008, our only assets carried at fair value are the deferred balances and the investment holdings of consolidated Och-Ziff funds. The deferred balances and the investments held by the consolidated Och-Ziff funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy.

The following table sets forth the fair values of assets classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

Assets Recorded at Fair Value	December 31, 2009	Valuation Technique
	(dollars in thousands)
Deferred balances, at fair value	$404,666	Deferred balances are valued based on net asset value information provided by the underlying Och-Ziff funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments.

Investments, at fair value (assets of consolidated Och-Ziff funds)	300,231	Investments, which are primarily related to holdings of the real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models.

Total Level III assets, at fair value	704,897
Level III assets for which we do not bear economic exposure	(704,798)

Net Economic Exposure to Level III Assets	$99

Level III assets for which we do not bear economic exposure include: (i) deferred balances, as changes in the fair value of such receivables are offset by changes in a corresponding liability to our partners and the Ziffs; and (ii) substantially all of the investments of consolidated Och-Ziff funds, as substantially all of the changes in the fair values of these investments are absorbed by fund investors in these consolidated funds (i.e. partners’ and others’ interests in consolidated subsidiaries).

Impact of fair value measurement on our results.    A 10% change in the estimate of fair value of the investments held by our funds would have the following effects on our results:

	Och-Ziff Funds (excluding real estate funds)	Och-Ziff Real Estate Funds

Management fees	Generally, a 10% change in the period subsequent to the change in fair value, as management fees are charged based on the assets under management at the beginning of the period.	None, as management fees are charged based on invested capital.

Incentive income	Generally, an immediate 10% impact if the change in fair value continues at the end of the measurement period, at which time incentive income is recognized.	None, as incentive income is based on realized profits, subject to clawback.

Net earnings (losses) on deferred balances and investments in Och-Ziff funds	Generally insignificant, as substantially all of such earnings (losses) are related to amounts owed to our partners and employees under deferred compensation arrangements; therefore, an offsetting liability is generally accrued.	None, as such amounts are eliminated in consolidation.

Net gains (losses) of consolidated Och-Ziff funds	Insignificant, as substantially all of our funds were deconsolidated in 2007.	Impact is insignificant as substantially all of the impact is allocated to partners’ and others’ interest in income of consolidated subsidiaries.

As management fees are charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of December 31, 2009 would impact management fees calculated on January 1, 2010 by approximately $9.3 million.

Our results are not expected to be significantly impacted by changes in fair value that impact the net gains (losses) of consolidated Och-Ziff funds in the foreseeable future as a result of the deconsolidation of substantially all of our funds in 2007 and that substantially all of the net gains (losses) are absorbed by fund investors’ interests in these funds (i.e. partners’ and others’ interests in consolidated subsidiaries).

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of the relationship of the holders of variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, such as redemptions by all unaffiliated investors in any fund and modifications to fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity and whether we are deemed to be the primary beneficiary who consolidates such entity.

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

Substantially all of our deferred tax asset relates to the goodwill and other intangible assets deductible for tax purposes by Och-Ziff Corp that arose in connection with the purchase of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings and from subsequent payments to our partners and the Ziffs made under the tax receivable agreement, in addition to any related net operating loss carryforward. In accordance with relevant provisions of the Internal Revenue Code, we expect to take these goodwill and other intangible deductions over the 15-year period following the Offerings and the additional 20-year loss carryforward period available to us. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.

We generated taxable income in the amount of $28.4 million in 2009 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 12-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred tax asset. In this regard, Reorganization expenses, allocations to non-equity partners and profit sharing expenses are considered permanent book to tax differences, and therefore, do not impact taxable income. Accordingly, while we reported net losses on a U.S. GAAP basis, and expect to continue to report a U.S. GAAP net loss through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods and, as of December 31, 2009, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income through 2012 and over the period for which estimates have been prepared in order to fully realize this deferred tax asset.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $23.5 billion as of January 1, 2010, we would need to generate a minimum compound annual growth rate in assets under management of approximately 1% over the period for which the taxable income estimate relates to fully realize the deferred tax asset, assuming no performance-related growth and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred tax asset and may need to record a valuation allowance. Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred tax asset related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our partners and the Ziffs under the tax receivable agreement equal to approximately 82% of such amount; therefore, net earnings would only be impacted by 18% of any valuation allowance recorded against the deferred tax asset.

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

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred tax asset related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward, as of December 31, 2009. We have, however, determined that we may not realize certain deferred tax credits related to our state income taxes. Accordingly, a valuation allowance in the amount of $2.5 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

Prior to the adoption of guidance on noncontrolling interests in consolidated financial statements (originally issued as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, and subsequently codified within FASB ASC Topic 810) on January 1, 2009, losses were allocated to partners’ and others’ interests in income of consolidated subsidiaries to the extent that cumulative losses did not reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. Subsequent to the adoption of the new accounting treatment on January 1, 2009, we are no longer limited on the amount of losses attributable to partners’ and others’ interests in consolidated subsidiaries that we are able to allocate. As a result, the net loss allocated to partners’ and others’ interests in income of consolidated subsidiaries and the net loss allocated to Class A shareholders in 2009 is not comparable to the amounts presented in prior years.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

The FASB has issued various changes to the Codification that have not gone into effect as of December 31, 2009. The following is an overview of the more significant changes relevant to us and the expected impact on future trends:

In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets (originally issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, and subsequently reissued as Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets). The amendments were issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements, and a transferor’s continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from U.S. GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments are effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-16 is not expected to have any impact on the future trends of our financial position or results of operations.

In June 2009, the FASB issued amended guidance on accounting for variable interest entities (originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), and subsequently reissued as ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). The amendments were issued to address the effects of the removal of the concept of qualifying special purpose entities from U.S. GAAP and to address concerns regarding the consolidation of variable interest entities. ASU 2009-17 will require a qualitative approach rather than a quantitative approach when determining the primary beneficiary of a variable interest entity and will also change the criteria by which an enterprise determines whether it is the primary beneficiary of an entity. In addition, the amended interpretation will no longer consider removal rights when determining whether an entity is a variable interest entity and whether to consolidate a variable interest entity as the primary beneficiary unless those rights are held by a single party. ASU 2009-17 is effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-17 is not expected to have any impact on the future trends of our financial position or results of operations, as substantially all of the entities in which we hold variable interests will qualify for the scope deferral included in ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds, as further discussed below.

In February 2010, the FASB issued ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds. ASU 2010-10 defers the effective date of ASU 2009-17 for certain investment entities to allow the FASB to work with the International Accounting Standards Board (“IASB”) in developing consistent consolidation guidance. The deferral will apply to a reporting entity’s (i.e. investment manager’s) interest in an entity (i) that has the attributes of an investment company or (ii) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral in ASU 2010-10 would not apply in situations in which a reporting entity has the explicit or implicit obligation to fund actual losses of an entity that could potentially be significant to the entity. ASU 2010-10 is effective for annual reporting periods beginning on or after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 is not expected to have any impact on the future trends of our financial position or results of operations, as adoption of the deferral results in us continuing to apply consolidation and disclosure requirements in effect during prior periods.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment manager for the Och-Ziff funds and managed accounts and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income.

Fair value of the financial assets and liabilities of the Och-Ziff funds and managed accounts may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. The net effect of these fair value changes impacts the net gains (losses) of consolidated Och- Ziff funds in our consolidated statements of operations; however, the majority of these fair value changes are absorbed by the investors of these funds (partners’ and others’ interests in consolidated subsidiaries). To the extent the Och-Ziff funds are not consolidated, the fair value changes in the assets and liabilities of the Och-Ziff funds affect our management fees and incentive income. Our earnings on investments in Och-Ziff funds will impact our net loss in a similar way.

Risk management is central to the operation of our business and is implemented at both the individual position and total portfolio levels. We use both quantitative and qualitative analyses intended to monitor financial and event risk, manage volatility and, in turn, to preserve fund investor capital. We may hedge credit, interest rate, currency and market exposures, and we place substantial emphasis on portfolio diversification by asset class, industry sector and country. The active management of positions in our funds allows for timely reallocation of capital in response to changes in business, market or economic conditions.

Our risk management processes are overseen by our Risk Committee. The Risk Committee meets regularly to review, among other information, sophisticated risk analysis, including the results of stress-testing our portfolios under numerous scenarios. The Risk Committee also discusses other general risks, including, but not limited to global economic, geopolitical, counterparty and operational risks.

Our portfolio managers meet with our analysts daily to review inherent risks associated with positions in each fund. For example, in our event-driven strategies, positions are generally hedged to limit losses in a downside scenario to 1% to 2% of net asset value. There can be no assurances, however, that appropriate hedges will be available or in place to successfully limit losses.

Impact on Management Fees

Our management fees are generally based on the net asset value of the Och-Ziff funds and managed accounts. Accordingly, management fees will change in proportion to changes in the market value of investments held by the Och-Ziff funds and managed accounts.

Impact on Incentive Income

Our incentive income is generally based on a percentage of profits of the Och-Ziff funds and managed accounts, which is impacted by global economies and market conditions and other factors. Major factors that will influence the degree of impact include fund performance in relation to how the investments held are impacted by changes in the market and fund performance during the period of any high-water mark; consequently, incentive income cannot be readily predicted or estimated.

Market Risk

A 10% change in the fair value of the investments held by our funds as of December 31, 2009, would result in a change of approximately $2.3 billion in our assets under management and would impact management fees calculated on January 1, 2010 by approximately $9.3 million. To the extent such change was continuing as of the end of the year, it could significantly affect our incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of December 31, 2009, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss allocated to Class A shareholders or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of December 31, 2009, based on our funds’ debt investments and obligations as of December 31, 2009, we estimate that the net effect on interest income and interest expense would not result in a material impact to our earnings. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of December 31, 2009, our annual interest expense will increase or decrease by approximately $151 thousand.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2009. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which is set forth on the following page.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm on Effectiveness

of Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC

We have audited Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Och-Ziff Capital Management Group LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Och-Ziff Capital Management Group LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Och-Ziff Capital Management Group LLC as of December 31, 2009 and 2008, and the related consolidated and combined statements of operations, changes in shareholders’ equity (deficit), and cash flows of Och-Ziff Capital Management Group LLC (prior to November 14, 2007, Och-Ziff Operating Group) for each of the three years in the period ended December 31, 2009, and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 4, 2010

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which we refer to as the “Proxy Statement,” under the headings “Corporate Governance,” “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” and is incorporated herein by reference.

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

The information required by Item 13 will be included in the Proxy Statement under the headings “Corporate Governance—Corporate Governance Guidelines,” “Corporate Governance—Director Independence,” “Policy on Transactions and Arrangements with Related Persons” and “Related Party Transactions” and is incorporated herein by reference.

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

Dated: March 4, 2010

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Och Daniel S. Och	Chief Executive Officer, Executive Managing Director, Chairman of the Board of Directors (Principal Executive Officer)	March 4, 2010

/s/ Joel M. Frank Joel M. Frank	Chief Financial Officer, Senior Chief Operating Officer, Executive Managing Director, Director (Principal Financial and Principal Accounting Officer)	March 4, 2010

/s/ David Windreich David Windreich	Executive Managing Director and Director	March 4, 2010

/s/ Allan S. Bufferd Allan S. Bufferd	Director	March 4, 2010

/s/ William C. Cobb William C. Cobb	Director	March 4, 2010

/s/ Jerome P. Kenney Jerome P. Kenney	Director	March 4, 2010

/s/ Jeffrey R. Leeds Jeffrey R. Leeds	Director	March 4, 2010

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Formation of Och-Ziff Capital Management Group LLC, dated as of June 6, 2007, incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256)

3.2	Second Amended and Restated Limited Liability Company Agreement of Och-Ziff Capital Management Group LLC, dated as of November 13, 2007, incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed March 26, 2008

4.1	Specimen of Class A Specimen Share Certificate (included in Exhibit 3.2)

4.2	Class B Shareholders Agreement by and among Och-Ziff Capital Management Group LLC and the Class B Shareholders, dated as of November 13, 2007, incorporated herein by reference to Exhibit 4.2 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008

4.3	Registration Rights Agreement by and among inter alia Och-Ziff Capital Management Group LLC, dated as of November 19, 2007, incorporated herein by reference to Exhibit 4.3 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008

4.4	Registration Rights Agreement by and among Och-Ziff Capital Management Group LLC and DIC Sahir Limited, dated as of November 19, 2007, incorporated herein by reference to Exhibit 4.4 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008

10.1	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.2 to Amendment No. 4 to our Registration Statement on Form S-1, filed on October 17, 2007 (File No. 333-144256)

10.2	Amended and Restated Tax Receivable Agreement by and among inter alia Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corp., Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, and OZ Advisors II LP, dated as of January 12, 2009, incorporated herein by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 12, 2009

10.3	Exchange Agreement by and among the Och-Ziff Capital Management Group LLC, Och-Ziff Corp., Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners and Class B Shareholders, dated as of November 13, 2007, incorporated herein by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008

10.4+	Och-Ziff Capital Management Group LLC Amended and Restated 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Registration Statement on Form S-8, filed on November 12, 2008 (File No. 333-155315)

10.5	Form of Deferred Fee Agreement and Deferred Income Allocation Plan, incorporated herein by reference to Exhibit 10.6 to Amendment No. 8 to our Registration Statement on Form S-1, filed November 8, 2007 (File No. 333-144256)

10.6	Amended and Restated Credit and Guaranty Agreement, incorporated herein by reference to Exhibit 10.7 to Amendment No. 7 to our Registration Statement on Form S-1, filed October 29, 2007 (File No. 333-144256)

10.7	Certificate of Incorporation of Och-Ziff Holding Corporation, dated as of July 12, 2007, incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256)

10.8	Bylaws of Och-Ziff Holding Corporation, dated as of July 17, 2007, incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256)

Exhibit No.	Description
10.9	Certificate of Formation of Och-Ziff Holding LLC, dated as of June 13, 2007, incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256)

10.10	Second Amended and Restated Operating Agreement of Och-Ziff Holding LLC, dated as of November 11, 2007, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008

10.11	Amended and Restated Limited Partnership Agreement of OZ Advisors LP, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 4, 2009

10.12	Amended and Restated Limited Partnership Agreement of OZ Advisors II LP, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 4, 2009

10.13	Amended and Restated Limited Partnership Agreement of OZ Management LP, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 4, 2009

10.14+	Employment Agreement by and between Zoltan Varga and a subsidiary of the Registrant, dated as of November 5, 2007, incorporated herein by reference to Exhibit 10.15 to Amendment No. 8 to our Registration Statement on Form S-1, filed November 8, 2007 (File No. 333-144256)

10.15	Securities Purchase and Investment Agreement, by and among Och-Ziff Capital Management Group LLC, DIC Sahir Limited and Dubai International Capital LLC, dated as of October 29, 2007, incorporated herein by reference to Exhibit 10.16 to Amendment No. 7 to our Registration Statement on Form S-1, filed October 29, 2007 (File No. 333-144256)

10.16+	Form of Independent Director Award Agreement, incorporated herein by reference to Exhibit 4.4 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.17	Promissory Note, dated May 30, 2008, made by 57 Aviation Services, LLC in favor of Citicorp USA, Inc., incorporated herein by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 12, 2009

10.18	First Note Modification Agreement, dated as of March 30, 2009, between 57 Aviation Services, LLC and Citicorp USA, Inc., incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 3, 2009

10.19	Amended and Restated First Priority Aircraft Mortgage and Security Agreement, dated as of May 30, 2008, made by 57 Aviation Services, LLC in favor of Citicorp USA, Inc., incorporated herein by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 12, 2009

10.20	Guaranty of Payment, dated May 30, 2008, by and among, OZ Management LP, OZ Advisors LP and OZ Advisors II LP and Citicorp USA, Inc., incorporated herein by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 12, 2009

10.21	First Guaranty of Payment Modification Agreement, dated as of September 9, 2009 and effective as of March 30, 2009, among OZ Management LP, OZ Advisors LP and OZ Advisors II LP and Citicorp USA, Inc, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 4, 2009

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

Exhibit No.	Description
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract, compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC

We have audited the accompanying consolidated balance sheets of Och-Ziff Capital Management Group LLC as of December 31, 2009 and 2008, and the related consolidated and combined statements of operations, changes in shareholders’ equity (deficit), and cash flows of Och-Ziff Capital Management Group LLC (prior to November 14, 2007, Och-Ziff Operating Group) for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Och-Ziff Capital Management Group LLC at December 31, 2009 and 2008, and the related consolidated and combined statements of operations and cash flows of Och-Ziff Capital Management Group LLC (prior to November 14, 2007, Och-Ziff Operating Group) for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated and combined financial statements, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, and subsequently codified within Accounting Standard Codification Topic 810, Consolidations, effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 4, 2010

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(dollars in thousands)
Assets
Cash and cash equivalents	$73,732	$81,403
Income and fees receivable	368,300	30,151
Due from affiliates	1,934	2,276
Deferred balances, at fair value	404,666	558,530
Deferred income tax assets	953,604	980,788
Other assets, net (includes investments in Och-Ziff Funds of $10,889 and $22,356, respectively)	103,584	138,225
Assets of consolidated Och-Ziff funds:
Investments, at fair value	300,231	208,508
Other assets of Och-Ziff funds	373	1,127

Total Assets	$2,206,424	$2,001,008

Liabilities and Shareholders’ Equity (Deficit)
Liabilities
Due to affiliates	$1,166,295	$1,388,183
Debt obligations	652,414	764,889
Compensation payable	143,780	5,385
Profit sharing payable	11,047	16,500
Other liabilities	43,178	47,187
Liabilities of consolidated Och-Ziff funds:
Other liabilities of Och-Ziff funds	29	—

Total Liabilities	2,016,743	2,222,144

Commitments and Contingencies (Note 14)
Shareholders’ Equity (Deficit)
Class A Shares, no par value, 1,000,000,000 shares authorized, 81,823,915 and 76,279,134 shares issued and outstanding as of December 31, 2009 and 2008, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 277,946,526 and 279,989,571 shares issued and outstanding as of December 31, 2009 and 2008, respectively	—	—
Paid-in capital	1,505,496	1,137,161
Retained deficit	(1,879,761)	(1,567,305)
Accumulated other comprehensive income (loss)	(47)	37

Shareholders’ deficit attributable to Class A shareholders	(374,312)	(430,107)
Partners’ and others’ interests in consolidated subsidiaries	563,993	208,971

Total Shareholders’ Equity (Deficit)	189,681	(221,136)

Total Liabilities and Shareholders’ Equity (Deficit)	$2,206,424	$2,001,008

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands, except per share amounts)
Revenues
Management fees	$364,905	$576,265	$317,756
Incentive income	348,915	12,201	632,690
Other revenues	1,739	4,109	11,637
Income of consolidated Och-Ziff funds	27,729	11,809	539,892

Total Revenues	743,288	604,384	1,501,975

Expenses
Compensation and benefits	344,432	261,830	238,331
Allocations to non-equity partner interests	18,253	(38,328)	574,326
Reorganization expenses	1,704,753	1,698,989	3,333,396
Profit sharing	1,322	(4,751)	106,644
Interest expense	12,797	33,948	24,240
General, administrative and other	72,810	102,222	83,241
Expenses of consolidated Och-Ziff funds	4,069	3,994	343,135

Total Expenses	2,158,436	2,057,904	4,703,313

Other Income (Loss)
Net earnings (losses) on deferred balances	54,138	(141,900)	60,956
Net gains (losses) on investments in Och-Ziff funds and joint ventures	1,789	(11,437)	57,379
Net gains on early retirement of debt	21,797	—	—
Net gains (losses) of consolidated Och-Ziff funds	3,950	(17,634)	2,352,290

Total Other Income (Loss)	81,674	(170,971)	2,470,625

Loss Before Income Taxes	(1,333,474)	(1,624,491)	(730,713)
Income taxes	37,703	40,066	63,963

Consolidated Net Loss	$(1,371,177)	$(1,664,557)	$(794,676)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$(1,073,748)	$(1,153,961)	$120,350

Net Loss Allocated to Class A Shareholders (post-IPO) or Partners’ Equity (pre-IPO)	$(297,429)	$(510,596)	$(915,026)

	Year Ended December 31,		November 14, 2007 through December 31, 2007
	2009	2008
Net Loss Allocated to Class A Shareholders (in thousands)	$(297,429)	$(510,596)	$(826,559)

Net Loss Per Class A Share
Basic and Diluted	$(3.79)	$(6.86)	$(11.15)

Weighted-Average Class A Shares Outstanding
Basic and Diluted	78,387,368	74,398,336	74,138,572

Dividends Paid per Class A Share	$0.19	$1.415

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Och-Ziff Operating Group	Och-Ziff Capital Management Group LLC Shareholders
						Accumulated Other Comprehensive Income (Loss)
	Partners’ Equity (Deficit)	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Equity (Deficit)
				(dollars in thousands)
As of December 31, 2006	$1,247,664	—	—	$—	$—	$—	$19,777,297	$21,024,961
Capital contributions	47	—	—	—	—	—	4,028,827	4,028,874
Capital distributions	(1,792,820)	—	—	—	—	—	(657,609)	(2,450,429)
Impact of deconsolidation of Och-Ziff funds (See Note 5)	—	—	—	—	—	—	(25,203,630)	(25,203,630)
Effects of Reorganization and Offerings (See Note 3)
Issuance of Class A Shares	—	74,138,572	—	2,341,654	—	—	—	2,341,654
Issuance of Class B Shares	—	—	279,989,571	1	—	—	—	1
Dilution from the Offerings and allocation of partners’ deficit at Reorganization to retained deficit and partners’ and others’ interests in consolidated subsidiaries	633,576	—	—	(1,609,444)	(121,940)	—	1,097,808	—
Equity-based compensation	—	—	—	2,581	—	—	10,829	13,410
Impact of amortization of Reorganization charges	—	—	—	40,952	—	—	1,117,583	1,158,535
Comprehensive loss:
Consolidated net loss	(88,467)	—	—	—	(826,559)	—	120,350	(794,676)

As of December 31, 2007	—	74,138,572	279,989,571	775,744	(948,499)	—	291,455	118,700
Capital contributions	—	—	—	—	—	—	128,182	128,182
Capital distributions	—	—	—	—	—	—	(508,259)	(508,259)
Cash dividends declared on Class A Shares	—	—	—	—	(104,907)	—	—	(104,907)
Dividend equivalents on restricted share units	—	—	—	3,303	(3,303)	—	(a )	—
Equity-based compensation	—	2,140,562	—	17,216	—	—	81,264	98,480
Adjustment to impact of issuance of Class A Shares (See Note 3)	—	—	—	12,045	—	—	—	12,045
Impact of amortization of Reorganization charges to capital	—	—	—	328,853	—	—	1,370,136	1,698,989
Comprehensive loss:
Consolidated net loss	—	—	—	—	(510,596)	—	(1,153,961)	(1,664,557)
Foreign currency translation adjustment	—	—	—	—	—	37	154	191
Total comprehensive loss								(1,664,366)

As of December 31, 2008	$—	76,279,134	279,989,571	$1,137,161	$(1,567,305)	$37	$208,971	$(221,136)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)—(Continued)

	Och-Ziff Operating Group	Och-Ziff Capital Management Group LLC Shareholders
						Accumulated Other Comprehensive Income (Loss)
	Partners’ Equity (Deficit)	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Equity (Deficit)
					(dollars in thousands)
As of December 31, 2008	$—	76,279,134	279,989,571	$1,137,161	$(1,567,305)	$37	$208,971	$(221,136)
Capital contributions	—	—	—	—	—	—	103,977	103,977
Capital distributions	—	—	—	—	—	—	(151,893)	(151,893)
Cash dividends declared on Class A Shares	—	—	—	—	(14,788)	—	—	(14,788)
Dividend equivalents on restricted share units	—	—	—	239	(239)	—	(a )	—
Equity-based compensation	—	3,571,829	—	18,646	—	—	92,072	110,718
Och-Ziff Operating Group A Unit transactions and cancellation of related Class B Shares (See Note 3)	—	1,972,952	(2,043,045)	172	—	—	11,476	11,648
Contribution of right to future payments under tax receivable agreement (See Note 14)	—	—	—	2,266	—	—	15,734	18,000
Acquisition of partners’ and others’ interests in consolidated subsidiaries	—	—	—	(2)	—	—	(9)	(11)
Impact of amortization of Reorganization charges to capital	—	—	—	347,014	—	—	1,357,739	1,704,753
Comprehensive loss:
Consolidated net loss	—	—	—	—	(297,429)	—	(1,073,748)	(1,371,177)
Foreign currency translation adjustment	—	—	—	—	—	(84)	(326)	(410)

Total comprehensive loss	—	—	—	—				(1,371,587)

As of December 31, 2009	$—	81,823,915	277,946,526	$1,505,496	$(1,879,761)	$(47)	$563,993	$189,681

(a)	The dividend equivalents on restricted share units impacted partners’ and others’ interests in consolidated subsidiaries by increasing the paid-in capital and the retained deficit components of partners’ and others’ interests in consolidated subsidiaries each by $912 thousand and $13.9 million for the years ended December 31, 2009 and 2008, respectively.

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(1,371,177)	$(1,664,557)	$(794,676)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Reorganization expenses	1,704,753	1,698,989	3,333,396
Amortization of share-based compensation	122,461	102,025	13,410
Amortization of deferred compensation	7,334	10,480	106,906
Depreciation and amortization	8,541	6,642	4,218
Goodwill impairment	—	—	2,856
Net gains on early retirement of debt	(21,797)	—	—
Deferred income taxes	27,520	22,601	(7,881)
Operating cash flows due to changes in:
Income and fees receivable	(338,149)	616,834	(616,662)
Due from affiliates	342	(822)	36,355
Deferred balances, at fair value	153,864	485,754	475,921
Other assets, net	34,140	(18,423)	99,550
Assets of consolidated Och-Ziff funds	(90,969)	(50,024)	(5,309,686)
Due to affiliates	(107,410)	(342,008)	(17,126)
Profit sharing payable	(5,453)	(56,644)	(56,722)
Other liabilities	132,413	(77,003)	57,899
Liabilities of consolidated Och-Ziff funds	29	—	542,508

Net Cash Provided by (Used in) Operating Activities	256,442	733,844	(2,129,734)

Cash Flows from Investing Activities
Loan to joint venture partners	(3,132)	(11,870)	—
Repayment of loan to joint venture partners	—	11,870	—
Investments in joint ventures	(6,120)	(12,902)	—
Return of investments in joint ventures	3,730	6,346	—
Collateral deposit on aircraft loan	(2,021)	—	—
Purchases of fixed assets	(1,123)	(11,753)	(5,751)
Acquisition of additional interest in real estate business	—	—	(28,359)

Net Cash Used in Investing Activities	(8,666)	(18,309)	(34,110)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Cash Flows from Financing Activities
Net proceeds from issuance of Class A Shares in initial public offering	—	—	1,088,640
Net proceeds from issuance of Class A Shares to DIC Sahir	—	—	1,129,744
Costs directly associated with issuance of Class A Shares	—	—	(17,387)
Purchase of Och-Ziff Operating Group A Units	—	—	(2,218,384)
Withholding taxes paid on vested Class A restricted share units	(11,743)	(3,546)	—
Proceeds from term loan	—	—	750,000
Repayments of debt obligations	(90,451)	(2,094)	(879)
Och-Ziff Operating Group capital contributions made prior to Reorganization	—	—	47
Och-Ziff Operating Group capital distributions declared prior to Reorganization	(122,422)	(660,792)	(484,781)
Dividends on Class A Shares	(14,788)	(104,907)	—
Partners’ and others’ interests in consolidated subsidiaries contributions	103,977	127,952	3,581,845
Partners’ and others’ interests in consolidated subsidiaries distributions	(120,020)	(604,904)	(1,074,432)

Net Cash Provided by (Used in) Financing Activities	(255,447)	(1,248,291)	2,754,413

Net Increase (Decrease) in Cash and Cash Equivalents	(7,671)	(532,756)	590,569
Cash and Cash Equivalents, Beginning of Period	81,403	614,159	23,590

Cash and Cash Equivalents, End of Period	$73,732	$81,403	$614,159

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period:
Interest	$12,234	$44,751	$79,932

Income taxes	$(8,139)	$87,967	$10,103

See Note 2 for non-cash items related to the in-kind distribution of investments in Och-Ziff funds.

See Note 5 for non-cash items related to the deconsolidation of Och-Ziff funds.

See notes to consolidated and combined financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

1.	ORGANIZATION AND BASIS OF PRESENTATION

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Bangalore and Beijing. The Company provides investment management services to its various hedge funds (the “Och-Ziff funds” or the “funds”) and separately managed accounts on behalf of a diverse group of institutional investors worldwide, including fund-of-funds, pension and profit-sharing funds, endowments, foundations and other financial institutions. The Och-Ziff funds seek to deliver consistent, positive, risk-adjusted returns throughout market cycles, with a focus on risk management and capital preservation.

The Company’s principal sources of revenues are management fees, which are calculated based on the value of our assets under management, and incentive income, which is calculated based on the annual performance of the Och-Ziff funds and separately managed accounts. Accordingly, for any given period, the Company’s revenues will be heavily influenced by the combination of assets under management and the investment performance of the Och-Ziff funds.

The Company conducts substantially all of its operations through its one reportable segment, the Och-Ziff Funds segment, which provides management and advisory services to the Company’s hedge funds and separately managed accounts. The funds’ main investment strategies include merger arbitrage, convertible and derivative arbitrage, long/short equity special situations, credit and distressed investments, and private investments. The Company’s other operations are currently comprised of its real estate business, which provides advisory services to the Company’s real estate funds. Also included in other operations are investments in new businesses established to expand the Company’s private investment platforms. The businesses and investments included in the Company’s other operations do not meet the thresholds of reportable business segments under U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company transacts its business primarily in the United States and substantially all of its revenues are generated domestically. The liability of the Company’s Class A shareholders is limited to the extent of their capital contributions.

References to the Company’s “partners” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Och-Ziff Operating Group”), including the Company’s founder, Mr. Daniel Och, except where the context requires otherwise and refers to the partners at the time of a prior event or transaction being disclosed.

In November 2007, the Company completed its initial public offering (“IPO”) of 36 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC (collectively, the “Offerings”). The Company used the net proceeds from the Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the partners and Ziff Brothers Investments, L.L.C. (the “Ziffs”), who collectively held all of the interests in the Och-Ziff Operating Group prior to the Offerings. The Company conducts substantially all of its operations through the Och-Ziff Operating Group.

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

DECEMBER 31, 2009

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

Prior to the Reorganization, the Company’s combined financial statements included the accounts of the Registrant and various entities under common control, which consisted primarily of the Och-Ziff Operating Group entities, various operating entities related to the Company’s real estate management business and certain Och-Ziff funds. Substantially all of the entities included in the combined financial statements at the time of the Reorganization are included in the consolidated financial statements subsequent to the Reorganization.

Substantially all of the Och-Ziff funds were consolidated through December 31, 2006 as a result of the Company holding a controlling financial interest in such funds. As of January 1, 2007, the Company no longer consolidated most of the domestic Och-Ziff funds due to substantive removal rights afforded to the unaffiliated limited partners of these funds. In addition, as of June 30, 2007, the Company no longer consolidated any of the offshore Och-Ziff funds due to similar changes made to the rights afforded to the unaffiliated shareholders of these funds. Accordingly, activity through such dates related to these consolidated Och-Ziff funds is included in the Company’s consolidated and combined statements of operations and statements of cash flows. The Company continues to consolidate its real estate funds and certain other hedge funds in which the Company continues to hold a controlling financial interest. For additional information regarding the deconsolidation of the Och-Ziff funds, see Note 5.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated and combined financial statements are prepared in accordance with U.S. GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“FASB ASC” or the “Codification”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements of the Company. The most critical of these estimates are related to fair value measurements of the assets and liabilities of the Company and the Och-Ziff funds, the accounting treatment for variable interest entities and the ability to realize the Company’s deferred income tax assets. While management believes that the estimates utilized in preparing the consolidated and combined financial statements are reasonable and prudent, actual results could differ materially from those estimates.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Consolidation Policies

The consolidated and combined financial statements include the accounts of the Registrant and entities in which it, directly or indirectly, is determined to have a controlling financial interest under the following set of guidelines:

•

Variable Interest Entities (“VIEs”)—The Company determines whether, if by design, an entity has equity investors who lack the characteristics of a controlling financial interest or does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary, which is the party that, along with its affiliates and de facto agents, absorbs a majority of the VIEs expected losses or receives a majority of the expected residual returns as a result of holding variable interests.

•

Voting Interest Entities—For entities determined not to be VIEs, the Company consolidates those entities in which it has an investment of greater than 50% and has control over significant operating, financial and investing decisions of the entity. Additionally, the Company consolidates entities in which the Company is a substantive, controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities.

Revenue Recognition Policies

The Company has two principal sources of revenues: management fees and incentive income. These revenues are derived from the Company’s agreements with the Och-Ziff funds and managed accounts. The agreements are automatically renewed on an annual basis unless the agreements are terminated by the general partner or directors of the Och-Ziff funds or by the managed account holder. Certain investments held by employees, partners and other affiliates of the Company in the Och-Ziff funds are not subject to management fees or incentive income charges. See Note 13 for additional information regarding waived fees.

•

Management Fees—Management fees generally range from 1.5% to 2.5% annually of assets under management and are recognized over the period during which the related services are performed. Management fees are generally paid to us on a quarterly basis, at the beginning of the quarter, based on assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter.

•

Incentive Income—Incentive income is based on the performance of the Och-Ziff funds and managed accounts. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each investor, but excludes unrealized profits on private investments, and generally earned on a calendar-year basis. Incentive income on private investments is earned in the year of the sale or realization of the private investment. Substantially all of the Company’s incentive income is recorded at the end of the fourth quarter of each year, when all contingencies have been resolved. The only incentive income recognized during interim periods relates to fund investor redemptions during the period.

As of January 1, 2010, for most of the Och-Ziff funds there is a perpetual loss carry forward (“high-water mark”) with respect to any year in which a fund experienced negative investment performance, meaning the Company will not be able to earn incentive income with respect to a fund investor’s investment in a fund in the years following negative investment performance until such fund investors’ investment surpasses the high-water mark. Prior to January 1, 2010, most of the Och-Ziff funds had a one-year high-water mark. Incentive income from the Och-Ziff funds, excluding the Och-Ziff real estate funds, and the managed accounts is not subject to any other performance criteria and, once earned, is not subject to repayment.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

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

Other Revenues

Other revenues consist primarily of interest income earned on the Company’s cash and cash equivalents and revenue related to non-business use of the corporate aircraft by Mr. Och. Interest income is recognized on an accrual basis when earned. Revenues earned from non-business use of the corporate aircraft are recognized on an accrual basis based on actual flight hours. See Note 13 for additional information regarding non-business use of the corporate aircraft.

Compensation and Benefits

The Company recognizes compensation and benefits expenses over the related service period. Compensation expense that is determined based on incentive income is not recognized before the incentive income is recognized at year end as described above. A portion of discretionary incentive awards to certain employees is deferred and recognized over the requisite service period (typically two years). In addition, allocations to partner interests not considered to be equity under U.S. GAAP that were issued subsequent to the Reorganization are also included within compensation and benefits.

Equity-Based Compensation

Compensation expense related to equity-based payments is based on the grant-date fair value and recognized over the requisite service period. An estimated forfeiture assumption is established on the grant date based on current and historical information and is reviewed periodically for any necessary adjustments. A change in the forfeiture assumption is recognized in the period in which such change occurs. See Note 8 for additional information on the Company’s equity-based compensation plan.

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

As further described in Note 3, the interests held by non-equity partners prior to the Reorganization were reclassified as equity interests in the Och-Ziff Operating Group at the time of the Reorganization. Allocation to non-equity partner interests subsequent to the Reorganization relate solely to earnings on deferred balances (See“—Deferred Balances” below).

Ziffs’ Profit Sharing Agreement

Prior to the Reorganization, the Ziffs were entitled to 12.5% of management fees and incentive income earned by the Company, net of certain expenses, in exchange for having provided the initial funding for the Och-Ziff funds. Amounts payable under the agreement were accrued when the underlying management fees and incentive income

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

were earned by the Company. As described further in Note 3, the Ziffs’ profit sharing interest was reclassified as Och-Ziff Operating Group A Units at the time of the Reorganization. Profit sharing expenses subsequent to the Reorganization relate solely to earnings on deferred balances (See “—Deferred Balances” below).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents are recorded at amortized cost plus accrued interest. As of December 31, 2009, substantially all of the Company’s cash and cash equivalents, which consist primarily of money market investments, were held with one major financial institution and exposes the Company to a certain degree of credit risk. The Company records cash and cash equivalents of the Och-Ziff funds held at prime brokers within other assets of Och-Ziff funds in the consolidated balance sheets.

Deferred Balances

Historically, the Company deferred collection of a portion of incentive income receivable from the offshore Och-Ziff funds. As a result of a change in method of accounting for U.S. income tax purposes made in 2007, the Company no longer defers the collection of incentive income. The remaining deferred balances will be paid by the funds to the Company in 2010. These amounts will, in turn, be distributed to the partners and the Ziffs. Prior to the change in method of accounting, certain partners were required to defer a portion of their incentive income allocations for a period of two years. Allocations to non-equity partners for these deferred amounts were subject to forfeiture and recognized as an expense over the two-year requisite service period. In connection with the change in method of accounting, any remaining service requirements were shortened and deemed fully vested as of January 1, 2008.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

During the deferral period, the Company elected to have these deferred balances indexed to the performance of either an Och-Ziff fund or another approved asset as determined by the Company. Earnings on deferred balances are offset as follows:

Earnings Credited To	Offsetting Expense Recorded Within
Daniel Och	Partners’ and others’ interest in income of consolidated subsidiaries

Non-equity partners (prior to Reorganization)	Allocations to non-equity partner interests

Ziffs	Profit sharing

The deferred balances, which are considered hybrid financial instruments, are carried at fair value with changes in fair value recorded within net earnings (losses) on deferred balances in the consolidated and combined statements of operations. Prior to the deconsolidation of the offshore Och-Ziff funds further described in Note 5, deferred balances and earnings on these balances were eliminated in consolidation. Deferred balances are valued based on net asset value information provided by the Och-Ziff funds. The investments within these funds are carried at fair value and are categorized as Level I, II, and III financial instruments, as appropriate.

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

Investments in Och-Ziff Funds

The Company’s investments in the Och-Ziff funds are accounted for using the equity method of accounting, as the Company has the ability to exercise significant influence on these funds. The Company’s earnings from these investments are recorded within net gains (losses) on investments in Och-Ziff funds and joint ventures in the consolidated and combined statements of operations. The carrying value of these investments is recorded within other assets, net in the consolidated balance sheets. Prior to the deconsolidation of the Och-Ziff funds, these investments were eliminated in consolidation. On December 1, 2007, the Company made an in-kind distribution of investments in the Och-Ziff funds in the amount of $221.9 million to Daniel Och and $69.2 million to the other partners as these amounts were related to pre-IPO investments.

Goodwill and Other Intangible Assets

On October 25, 2007, the Company acquired an additional 25% interest in its domestic real estate operations from one of its joint venture partners for $28.4 million, of which $(3.8) million was allocated to the fair value of the net liabilities acquired, $6.7 million was allocated to other intangible assets with a useful life and weighted-average amortization period of nine years, and the remaining $25.5 million was allocated to goodwill. These intangible assets

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

are primarily related to management agreements the Company has with the Och-Ziff real estate funds and the Company’s rights to future earnings related to the real estate business and are included within other assets, net in the consolidated balance sheets. The estimated future amortization expense related to these intangible assets for the next five years is expected to be approximately $749 thousand each year. Of the $25.5 million allocated to goodwill, $2.9 million was deemed to be impaired at the acquisition date based on the valuation performed as of such date. The fair value of the reporting unit was determined using a discounted cash flow analysis based on the reporting unit’s projected cash flows. The Company tests for impairment of its goodwill balance on an annual basis, or more frequently if events or circumstances justify conducting an interim test.

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

The Company has an investment in a joint venture whose functional currency is the Pound Sterling. This investment is translated into U.S. dollars at the closing rates of exchange on the balance sheet date. The translation-related gains and losses are recorded as an adjustment to accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets.

Policies of Consolidated Och-Ziff Funds

Certain Och-Ziff funds in which the Company has only minor economic interests are included in the Company’s consolidated and combined financial statements. The majority ownership interests in these funds, which are not held by the Company, are reflected within partners’ and others’ interests in consolidated subsidiaries in the consolidated balance sheets. The management fees and incentive income from the consolidated Och-Ziff funds are eliminated in consolidation; however, the Company’s share of the net income from these funds is increased by the amount of these eliminated fees and incentive income. Accordingly, the consolidation of these Och-Ziff funds has no net effect on the Company’s net loss allocated to Class A shareholders or the shareholders’ deficit attributable to Class A shareholders.

The Och-Ziff funds are considered investment companies for U.S. GAAP purposes. Pursuant to specialized accounting for investment companies, the investments held by the consolidated Och-Ziff funds’ are reflected in the consolidated and combined financial statements at their estimated fair values with changes in unrealized gains and losses included within net gains (losses) of consolidated Och-Ziff funds.

Income of Consolidated Och-Ziff Funds

Income of consolidated Och-Ziff funds consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis using the effective interest method. The consolidated Och-Ziff funds may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of December 31, 2009 and 2008, and the impact of such investments for the years ended December 31, 2009, 2008 and 2007, were not significant. Dividend income is recorded on the ex-dividend date.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Expenses of Consolidated Och-Ziff Funds

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

The fair value of the consolidated Och-Ziff funds’ investments is based on observable market prices when available. Such values are based on the Company’s internal policies which may require that prices are determined based on the last sales price, the “bid,” “ask” or the “mid,” depending on the type of security.

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

In addition, various real estate equity interests in the form of general and limited partnerships, real estate investment trusts and limited liability companies are also included within investments, at fair value. These investments are primarily related to holdings of the Och-Ziff real estate funds, which are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) or discounted cash flow models, as appropriate.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

As a result of the deconsolidation of most of the Och-Ziff funds in 2007, the Company had no securities purchased under agreements to resell (“reverse repurchase agreements”) and no securities sold under agreements to repurchase (“repurchase agreements”) as of December 31, 2009 and 2008.

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

The Company provided securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms which permitted the counterparties to re-pledge or resell the securities to others. Interest expense incurred on these transactions was recorded as interest expense within expenses of consolidated Och-Ziff funds in the consolidated and combined statements of operations.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Securities Lending

As a result of the deconsolidation of most of the Och-Ziff funds in 2007, the Company had no securities lending transactions as of December 31, 2009 and 2008.

Prior to the deconsolidation of most of the Och-Ziff funds in 2007, the Company, through the consolidated Och-Ziff funds, loaned certain of its securities to its clearing brokers. The Company generally received cash collateral equal to or greater than the market value of the securities owned. The securities were valued on a daily basis and additional collateral was received as needed. Securities loaned were treated as financing transactions and remained recorded within investments, at fair value in the consolidated balance sheets. The amount of cash collateral received was recorded as a liability of the consolidated Och-Ziff funds in the consolidated balance sheets. Income and expenses associated with securities lending transactions were recorded as interest income and interest expense, respectively, within income of consolidated Och-Ziff funds and expenses of consolidated Och-Ziff funds, respectively, in the consolidated and combined statements of operations.

Derivatives

As a result of the deconsolidation of most of the Och-Ziff funds in 2007, the Company held no derivatives as of December 31, 2009 and 2008.

Prior to the deconsolidation of most of the Och-Ziff funds in 2007, the Company, through the consolidated Och-Ziff funds, used derivative contracts primarily to structure investments to attain certain objectives, as well as to limit certain types of risk. Derivative contracts included futures, forward foreign currency contracts, over-the-counter (“OTC”) options, exchange traded options, warrants, rights, contracts for differences and total return, asset, credit default and interest rate swaps. All derivatives were recorded at fair value.

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

Credit default swaps entitled the consolidated Och-Ziff funds to receive periodic payments as the provider of credit protection or obligated the consolidated Och-Ziff funds to make periodic payments as the receiver of credit protection based upon a specific credit event occurring.

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

DECEMBER 31, 2009

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

Recently Adopted Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent) which amended Accounting Standards Codification Subtopic 820-10, Fair Value Measurements and Disclosures—Overall. The amended guidance offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share (NAV). The ASU is effective for the first reporting period (including interim periods) ending after December 15, 2009. The adoption of ASU 2009-12 did not have a material impact on the Company’s financial position or results of operations at the date of adoption.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities (formerly proposed as FASB Staff Position No. 48-d, Application Guidance for Pass-Through Entities and Tax-Exempt Not-for-Profit Entities and Disclosure Modifications for Nonpublic Entities), which amended Accounting Standards Codification Subtopic 740-10, Income Taxes – Overall. ASU 2009-06 clarifies that an entity’s assertion that it is a pass-through entity is a tax position and should be assessed in accordance with Subtopic 740-10. Additionally, the ASU provides implementation guidance on the attribution of income taxes to entities and owners. The revised guidance is effective for periods ending after September 15, 2009. The adoption of ASU 2009-06 did not have a material impact on the Company’s financial position or results of operations at the date of adoption.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (subsequently codified into FASB ASC Topic 105) which established the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the single source of authoritative accounting principles for U.S. GAAP issued by the FASB. The Codification supersedes all existing non-SEC accounting and reporting standards and subsequent to adoption, the FASB will issue new standards in the form of ASUs, and no longer as SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. The Codification is effective for reporting periods ending on or after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In May 2009, the FASB issued guidance on subsequent events (originally issued as SFAS No. 165, Subsequent Events, and subsequently codified into FASB ASC Topic 855). Topic 855 addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Topic 855 is effective for interim or annual periods ending after June 15, 2009. The adoption of Topic 855 did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly (originally issued as FASB

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and subsequently codified within FASB ASC Topic 820). The guidance provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In December 2007, the FASB issued revised guidance on business combinations (originally issued as SFAS No. 141 (revised 2007), Business Combinations, and subsequently codified within FASB ASC Topic 805). The revised guidance requires assets acquired, liabilities assumed and determinable contingent consideration to be measured at their fair values at the acquisition date. In addition, subsequent adjustments to any acquisition-related tax reserves must be recognized in net income rather than as an adjustment to the purchase price. The revised guidance is effective for business combinations completed in periods beginning on or after December 15, 2008. The adoption of the revised guidance did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In December 2007, the FASB issued guidance on noncontrolling interests in consolidated financial statements (originally issued as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, and subsequently codified within FASB ASC Topic 810). The guidance requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company within the equity section of the consolidated financial statements. Additionally, Topic 810 requires: (i) the amount of consolidated net income (loss) attributable to the controlling and the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of operations; (ii) acquisitions of noncontrolling interest to be accounted for as equity transactions with no step-up to fair value; (iii) when a subsidiary is deconsolidated, any retained noncontrolling interest and the gain or loss upon deconsolidation to be measured at fair value; and (iv) losses to be allocated to noncontrolling interest regardless of whether cumulative losses have exceeded the noncontrolling interest in the subsidiary’s capital. The guidance is effective for reporting periods beginning on or after December 15, 2008. The Company’s adoption resulted in the reclassification of noncontrolling interests (i.e. partners’ and others’ interests in consolidated subsidiaries), including deficit amounts previously recorded within other assets in the amount of $2.0 million and $1.6 million as of December 31, 2008 and 2007, respectively into equity at the date of adoption. In addition, as a result of adoption, the Company no longer absorbs losses when cumulative losses applicable to partners’ and others’ interests in a consolidated subsidiary exceed the partners’ and others’ interests in the subsidiary’s capital. Under the methodology applied prior to adoption, the net loss allocated to Class A shareholders would have amounted to $174.5 million, or $2.23 per basic and $3.69 per diluted Class A Share, for the year ended December 31, 2009, as partners’ and others’ interests in consolidated subsidiaries would have absorbed excess losses previously absorbed by the Company.

Future Adoption of Accounting Pronouncements

The FASB has issued various changes to the Codification that have not yet gone into effect as of December 31, 2009. The following is an overview of the changes relevant to the Company:

In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets (originally issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, and subsequently reissued as ASU 2009-16, Accounting for Transfers of Financial Assets). The amendments were issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements, and a transferor’s continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from U.S. GAAP. These

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments are effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-16 is not expected to have any impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued amended guidance on accounting for variable interest entities (originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), and subsequently reissued as ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). The amendments were issued to address the effects of the removal of the concept of qualifying special purpose entities from U.S. GAAP and to address concerns regarding the consolidation of variable interest entities. ASU 2009-17 will require a qualitative approach rather than a quantitative approach when determining the primary beneficiary of a variable interest entity and will also change the criteria by which an enterprise determines whether it is the primary beneficiary of an entity. In addition, the amended interpretation will no longer consider removal rights when determining whether an entity is a variable interest entity and whether to consolidate a variable interest entity as the primary beneficiary unless those rights are held by a single party. ASU 2009-17 is effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-17 is not expected to have any impact on the Company’s financial position or results of operations, as substantially all of the entities in which it holds variable interests will qualify for the scope deferral included in ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds.

In February 2010, the FASB issued ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds. ASU 2010-10 defers the effective date of ASU 2009-17 for certain investment entities to allow the FASB to work with the International Accounting Standards Board (“IASB”) in developing consistent consolidation guidance. The deferral will apply to a reporting entity’s (i.e. investment manager’s) interest in an entity (i) that has the attributes of an investment company or (ii) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral in ASU 2010-10 would not apply in situations in which a reporting entity has the explicit or implicit obligation to fund actual losses of an entity that could potentially be significant to the entity. ASU 2010-10 is effective for annual reporting periods beginning on or after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 is not expected to have any impact on the Company’s financial position or results of operations, as adoption of the deferral results in the Company continuing to apply consolidation and disclosure requirements in effect during prior periods.

3.	OCH-ZIFF OPERATING GROUP OWNERSHIP

Reorganization

As part of the Reorganization, the capital structure of each of the Och-Ziff Operating Group entities was converted from a capital account structure, with Daniel Och holding the sole equity capital account of each Och-Ziff Operating Group entity for U.S. GAAP purposes, to a unitized structure consisting of Och-Ziff Operating Group A Units and Och-Ziff Operating Group B Units. As part of the Reorganization, Daniel Och’s equity interests, the other partners’ non-equity interests and the Ziffs’ profit sharing interests were reclassified as Och-Ziff Operating Group A Units.

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

DECEMBER 31, 2009

•	Och-Ziff Operating Group B Units—The Och-Ziff Operating Group B Units represent the Company’s interest in the Och-Ziff Operating Group.

At the time of the Reorganization, the Company issued the partners a number of Class B Shares of the Registrant equal to the number of Och-Ziff Operating Group A Units held by each partner. These shares entitle the partners to one vote per share on matters submitted to shareholders for approval; however, these shares do not participate in the earnings of the Company, as the partners participate in the economics of the Och-Ziff Operating Group through their direct ownership of Och-Ziff Operating Group A Units. The partners granted to the Class B shareholder committee, currently consisting solely of Mr. Och, an irrevocable proxy to vote their Class B Shares in concert. The Ziffs do not hold any Class B Shares. Upon the exchange of an Och-Ziff Operating Group A Unit for a Class A Share of the Registrant by a partner, the corresponding Class B Share is canceled and an Och-Ziff Operating Group B Unit is issued to the Company.

The reclassification of Mr. Och’s equity interests as Och-Ziff Operating Group A Units was accounted for as a recapitalization of the business similar to a reverse stock split followed by a share-based payment in the form of Och-Ziff Operating Group A Units. Additionally, the reclassification of the non-equity partners’ and Ziffs’ interests into Och-Ziff Operating Group A Units was accounted for as a share-based payment. The following charges associated with the Och-Ziff Operating Group A Units are recorded within Reorganization expenses:

•

Och-Ziff Operating Group A Units Purchased from the Partners and the Ziffs with Proceeds from the Offerings—The units purchased with proceeds from the Offerings were not subject to any service or performance requirements; therefore, the fair value of these units were recognized as a one-time charge based on the net cash proceeds from the Offerings received by the partners and the Ziffs similar to a share-based payment settled in cash.

•

Och-Ziff Operating Group A Units Held by the Partners after the Offerings—The charge for units held by the partners after the Offerings is based on the fair value of such units, calculated using the IPO price of the Company’s Class A Shares less a 5% discount for transfer restrictions that remain in place after vesting, or $30.40 per Och-Ziff Operating Group A Unit. The fair value of these units is being amortized on a straight-line basis over the requisite five-year service period following the Offerings. Any of these units that are subsequently reallocated among the partners, whether as a result of forfeiture or other reallocation, are accounted for as a new grant at such time. Most of the reallocated units will vest over the remaining five-year period beginning on the date of the Offerings. Amortization of these reallocated units is also included within Reorganization expenses.

•

Och-Ziff Operating Group A Units Held by the Ziffs after the Offerings—As these units are not subject to any substantive service or performance requirements, the charge for the issuance of Och-Ziff Operating Group A Units to the Ziffs was recognized as a one-time charge at the time of the Reorganization. The charge related to the units held by the Ziffs after the Offerings is based on the fair value of such units, calculated using the IPO price of the Company’s Class A Shares less a 5% discount for transfer restrictions that remain in place after the date of the Offerings, or $30.40 per Och-Ziff Operating Group A Unit.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Och-Ziff Operating Group A Unit Activity

The table below presents the activity related to unvested Och-Ziff Operating Group A Units for the year ended December 31, 2009:

	Unvested Och-Ziff Operating Group A Units	Weighted-Average Grant-Date Fair Value
Beginning of Year	223,991,657	$30.00
Canceled or forfeited	(4,924,614)	$15.57
Granted (including redistribution of forfeited units to remaining partners)	4,854,521	$11.51
Vested	(55,927,819)	$29.93

End of Year	167,993,745	$29.91

For the year ended December 31, 2009, the Company recorded $25.6 million of accelerated amortization related to cancellation of Och-Ziff Operating Group A Units. These units were reallocated to partners and accounted for as a new grant. As of December 31, 2009, the total unrecognized Reorganization expenses amounted to $4.8 billion with a weighted-average amortization period of 2.9 years.

Allocations of Och-Ziff Operating Group Earnings (Losses) and Capital

Paid-in capital of the Och-Ziff Operating Group is allocated pro rata between the Och-Ziff Operating Group A Units, which interest is reflected within partners’ and others’ interests in consolidated subsidiaries, and Och-Ziff Operating Group B Units, which interest is reflected within the Company’s paid-in capital. As a result, increases in the Och-Ziff Operating Group’s paid-in capital resulting from the amortization of equity-based compensation and Reorganization expenses is allocated pro rata between partners’ and others’ interests in consolidated subsidiaries and the Company’s paid-in capital.

Earnings of the Och-Ziff Operating Group are allocated on a pro rata basis between the Och-Ziff Operating Group A Units, which interests are reflected within partners’ and others’ interests in consolidated subsidiaries, and Och-Ziff Operating Group B Units, which interests are reflected within the Company’s retained deficit.

Changes in Och-Ziff Operating Group Ownership

As of December 31, 2009, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 20.9% from 19.2% at the time of the Offerings. This increase was as a result of increases in ownership that occurred in 2008 and 2009 related to the following: (i) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”); (ii) the exchange of Och-Ziff Operating Group A Units for Class A Shares by former partners; and (iii) the forfeiture of Och-Ziff Operating Group A Units that were not subsequently reallocated to other partners. For the period from the Offerings to December 31, 2007, there was no change in the Company’s ownership interest in the Och-Ziff Operating Group. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the vesting of RSUs or exchanges of Och-Ziff Operating Group A Units.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Vesting of Class A Restricted Share Units

The following table sets forth the amount of deficit capital reallocated from partners’ and others’ interests in consolidated subsidiaries to the Company due to changes in ownership resulting from the vesting of RSUs, which reallocations are recorded within equity-based compensation in the statement of changes in shareholders’ equity (deficit):

	Year Ended December 31,
	2009	2008
	(dollars in thousands)
Vesting of Class A restricted share units settled in Class A Shares	$3,897	$1,874

Och-Ziff Operating Group A Unit Transactions

In connection with the exchange of Och-Ziff Operating Group A Units for Class A Shares by former partners and the forfeiture of Och-Ziff Operating Group A Units that were not subsequently reallocated to other partners, the Company recorded the following changes to shareholders’ equity (deficit):

	Paid-in Capital	Partners’ and Others’ Interests in Consolidated Subsidiaries
	(dollars in thousands)
Deferred income tax assets and liabilities resulting from exchange of Och-Ziff Operating Group A Units for Class A Shares	$3,111	$8,537
Deficit capital reallocated from partners’ and others’ interests in consolidated subsidiaries to the Company related to:
Exchange of Och-Ziff Operating Group A Units	(2,922)	2,922
Forfeiture of Och-Ziff Operating Group A Units not subsequently reallocated	(17)	17

	$172	$11,476

4.	FAIR VALUE DISCLOSURES

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

DECEMBER 31, 2009

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

As of December 31, 2009 and 2008, the Company did not have any liabilities carried at fair value. The following table summarizes the Company’s assets carried at fair value within the fair value hierarchy:

	Level I	Level II	Level III	Total
	(dollars in thousands)
As of December 31, 2009
Deferred balances, at fair value	$—	$—	$404,666	$404,666
Investments, at fair value	$—	$—	$300,231	$300,231

As of December 31, 2008
Deferred balances, at fair value	$—	$—	$558,530	$558,530
Investments, at fair value	$—	$—	$208,508	$208,508

The following table summarizes the changes in the Company’s Level III assets for the year ended December 31, 2009:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2008	$558,530	$208,508	$767,038
Net gains on deferred balances	54,138	—	54,138
Net gains of consolidated Och-Ziff funds	—	3,950	3,950
Collection of deferred balances	(208,002)	—	(208,002)
Investment purchases, net	—	87,773	87,773

As of December 31, 2009	$404,666	$300,231	$704,897

Amounts related to assets that continue to be held as of December 31, 2009:
Net earnings on deferred balances	$54,138	$—	$54,138
Net gains of consolidated Och-Ziff funds	—	4,015	4,015

Total	$54,138	$4,015	$58,153

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

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

As further discussed in Note 9, in December 2009, the Company repurchased and retired $100.0 million of the term loan outstanding for approximately 80% of its carrying value. Based on this transaction, management estimates that the fair value of its term loan is approximately 80% of its carrying value as of December 31, 2009. Management believes that the carrying values of all other financial instruments presented on the consolidated balance sheets approximate their fair values.

5.	CONSOLIDATED OCH-ZIFF FUNDS

Income, Expenses and Net Gains (Losses) of Consolidated Och-Ziff Funds

As a result of the deconsolidation of the offshore Och-Ziff funds on June 30, 2007, the amounts presented for income, expenses and net gains (losses) of consolidated Och-Ziff funds for the year ended December 31, 2009 and 2008, have decreased significantly compared to the year ended December 31, 2007.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The following table presents the components of income, expenses and net gains (losses) of consolidated Och-Ziff funds as reported in the consolidated and combined statements of operations:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Income of Consolidated Och-Ziff Funds
Interest income	$—	$108	$416,115
Dividend income	—	—	78,437
Other revenues of Och-Ziff funds	27,729	11,701	45,340

Total Income of Consolidated Och-Ziff Funds	$27,729	$11,809	$539,892

Expenses of Consolidated Och-Ziff Funds
Interest expense	$—	$—	$152,160
Dividend expense	—	—	102,291
Stock loan fees	—	—	59,336
Other expenses of Och-Ziff funds	4,069	3,994	29,348

Total Expenses of Consolidated Och-Ziff Funds	$4,069	$3,994	$343,135

Net Gains (Losses) of Consolidated Och-Ziff Funds
Net realized gains (losses) on investments	$(65)	$1,691	$1,767,911
Net unrealized gains (losses) on investments	4,015	(19,325)	557,897
Net realized and unrealized foreign currency losses	—	—	(24,415)
Net realized and unrealized gains on derivative contracts	—	—	50,897

Total Net Gains (Losses) of Consolidated Och-Ziff Funds	$3,950	$(17,634)	$2,352,290

Deconsolidation of Domestic Och-Ziff Funds

As of January 1, 2007, the Company was no longer required to consolidate most of the domestic Och-Ziff funds, since as of such date, the unrelated limited partners of these funds had the substantive ability to remove the Company as general partner by a simple majority vote. As a result of the deconsolidation of these funds, the Company also deconsolidated most of the master funds, as these funds were no longer wholly owned by funds consolidated by the Company.

The deconsolidation of the domestic Och-Ziff funds resulted in the following non-cash adjustments to the Company’s balance sheet as of January 1, 2007:

Impact of Deconsolidation
(dollars in thousands)
Assets
Income and fees receivable	$(296)
Due from affiliates	15,334
Other assets (Investments in Och-Ziff funds)	407,096
Assets of consolidated Och-Ziff funds	(15,502,406)

Total Assets	$(15,080,272)

Liabilities and Shareholders’ Deficit
Liabilities of consolidated Och-Ziff funds	$(11,004,008)
Partners’ and others’ interests in consolidated subsidiaries	(4,076,264)

Total Liabilities and Shareholders’ Deficit	$(15,080,272)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Deconsolidation of Offshore Och-Ziff Funds

As of June 30, 2007, the Company was no longer required to consolidate the offshore Och-Ziff funds, since as of such date, the unrelated investors of these funds had the substantive ability to remove the Company as the investment manager with decision-making rights by a simple majority vote. In addition, as a result of the deconsolidation of these funds, one additional master fund was also deconsolidated.

The deconsolidation of the offshore Och-Ziff funds resulted in the following non-cash adjustments to the Company’s balance sheet as of June 30, 2007:

Impact of Deconsolidation
(dollars in thousands)
Assets
Income and fees receivable	$14,528
Deferred balances, at fair value	1,520,205
Other assets (Investments in Och-Ziff funds)	17,765
Assets of consolidated Och-Ziff funds	(25,610,083)

Total Assets	$(24,057,585)

Liabilities and Shareholders’ Deficit
Liabilities of consolidated Och-Ziff funds	$(2,930,219)
Partners’ and others’ interests in consolidated subsidiaries	(21,127,366)

Total Liabilities and Shareholders’ Deficit	$(24,057,585)

6.	VARIABLE INTEREST ENTITIES

In the ordinary course of business, the Company sponsors the formation of various entities considered to be VIEs. These VIEs are primarily funds in which the Company serves as the general partner or the investment manager with decision making rights. VIEs consolidated by the Company are primarily funds in which kick-out or liquidation rights, if any, were deemed not to be substantive as a result of these rights being held by related parties of the Company.

The Company’s involvement with funds that are VIEs and not consolidated is limited to providing investment management services in exchange for a management fee and incentive income allocation. The Company’s exposure to loss with these entities is limited to a decrease in the management fees and incentive income allocations earned in future periods. The net assets of these VIEs were $22.2 billion and $21.0 billion as of December 31, 2009 and 2008, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities.

The Company’s determination of whether it is the primary beneficiary of a VIE is based on an analysis of which variable interest holder of a VIE is exposed to the majority of the expected losses or receives a majority of the expected residual returns. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee (generally 1.5% to 2.5% annually of assets under management) and incentive income allocation (generally 20% of net appreciation in a given year), if any, earned by the Company. Accordingly, the Company’s determination of the primary beneficiary is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The following table sets forth the assets and liabilities of funds determined to be VIEs and consolidated by the Company as primary beneficiary:

	December 31,
	2009	2008
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$51,394	$39,831
Other assets of consolidated Och-Ziff funds	1,713	313

Total Assets	$53,107	$40,144

Liabilities
Liabilities of consolidated Och-Ziff funds:
Other liabilities of consolidated Och-Ziff funds	$30	$—

Total Liabilities	30	—

Shareholders’ Equity (Deficit)
Partners’ and others’ interests in consolidated subsidiaries	52,617	39,624

Total Liabilities and Shareholders’ Equity (Deficit)	$52,647	$39,624

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

The Company’s variable interests in funds determined to be VIEs that are not consolidated relate primarily to management fees and incentive income earned from those VIEs. As of December 31, 2009 and 2008, the only assets related to these variable interests amounted to $251.4 million and $16.7 million, respectively, which are included within income and fees receivable in the Company’s consolidated balance sheets. In addition, the Company holds variable interests in certain joint ventures determined to be VIEs. The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $3.8 million and $3.3 million as of December 31, 2009 and 2008, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

7.	OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31,
	2009	2008
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,736	20,556
Computer hardware and software	17,579	17,776
Furniture, fixtures and equipment	3,046	4,139
Accumulated depreciation and amortization	(25,192)	(19,633)

Fixed assets, net	38,769	45,438
Goodwill	22,691	22,691
Investments in Och-Ziff funds	10,889	22,356
Prepaid expenses	9,273	13,987
Refundable security deposits	6,785	4,740
Intangible assets, net	5,106	5,855
Investments in joint ventures	3,799	3,273
Current income taxes receivable	484	15,668
Other	5,788	4,217

Total Other Assets, Net	$103,584	$138,225

The Company recorded depreciation and amortization expenses of $8.5 million, $6.6 million and $4.2 million within general, administrative and other in the consolidated and combined statements of operations for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31,
	2009	2008
	(dollars in thousands)
Unearned revenues	$12,876	$11,172
Deferred rent credit	10,887	4,737
Deferred income tax liabilities	9,590	19,315
Current income taxes payable	5,070	1,932
Other	4,755	10,031

Total Other Liabilities	$43,178	$47,187

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

8.	EQUITY-BASED COMPENSATION

The Company grants equity-based compensation in the form of Class A Shares or RSUs to its partners, managing directors, other employees, and the independent members of its Board of Directors under the terms of the Company’s Amended and Restated 2007 Equity Incentive Plan, the majority of which to date were granted in connection with the IPO.

An RSU entitles the holder to receive a Class A Share or cash equal to the fair value of a Class A Share, at the election of the Company’s Board of Directors, upon completion of the requisite service period. The Company recognizes compensation expense for RSUs equal to the market value of the Company’s Class A Shares at the date of grant, adjusted for forfeiture assumptions, on a straight-line basis over the requisite service period. Prior to the Company’s IPO, the Company did not award any RSUs.

Substantially all of the RSUs awarded to date accrue dividend equivalents equal to the dividend amounts paid on the Company’s Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividend equivalents. The dividend equivalents will be paid if and when the related RSUs vest. As a result, dividend equivalents declared on RSUs are recorded similar to a stock dividend, resulting in increases in the Company’s retained deficit and the retained deficit component of partners’ and others’ interests in consolidated subsidiaries on the same pro rata basis as earnings of the Och-Ziff Operating Group are allocated, and increases in the Company’s paid-in capital and the paid-in capital component of partners’ and others’ interests in consolidated subsidiaries. No compensation expense is recognized related to these dividend equivalents. As delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs, a forfeiture provision has been included in the accrual of such dividend equivalents.

The following table presents activity related to the Company’s RSUs:

	Year Ended December 31,
	2009	2008	2007
Restricted Share Units, Beginning of Year	15,075,965	13,959,579	—
Granted	5,888,074	5,954,035	13,990,830
Settled in Class A Shares or canceled to satisfy tax withholding obligation	(4,164,708)	(2,955,527)	—
Forfeited	(1,337,214)	(1,882,122)	(31,251)

Restricted Share Units, End of Year	15,462,117	15,075,965	13,959,579

Of the 15,462,117 RSUs outstanding as of December 31, 2009, 576,308 have been fully amortized and are included in the total weighted-average Class A Shares outstanding for basic earnings per share. See Note 11.

The total fair value of RSUs settled in Class A Shares for the years ended December 31, 2009 and 2008 was $36.0 million and $9.3 million, respectively. For the years ended December 31, 2009 and 2008, the Company withheld total RSUs of 992,879 and 814,965, respectively, with a fair value of $11.7 million and $3.5 million, respectively, to satisfy tax withholding obligations, of which $9.3 million and $2.8 million, respectively, were recorded as decreases to partners’ and others’ interests in consolidated subsidiaries and $2.5 million and $698 thousand, respectively, were recorded as decreases to the Company’s paid-in capital.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The following table presents activity related to the Company’s unvested RSUs for the year ended December 31, 2009:

	Unvested RSUs	Weighted-Average Grant-Date Fair Value
Unvested Restricted Share Units, Beginning of Year	14,834,432	$23.98
Granted	5,888,074	$5.84
Vested	(4,499,483)	$22.61
Forfeited	(1,337,214)	$26.75

Unvested Restricted Share Units, End of Year	14,885,809	$16.97

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2009, 2008 and 2007 was $5.84, $12.58 and $31.91, respectively. As of December 31, 2009, total unrecognized compensation expense related to RSUs was approximately $256.1 million with a weighted-average amortization period of 2.42 years. For the years ended December 31, 2009, 2008 and 2007, the Company recognized amortization expense related to RSUs of $122.5 million, $102.0 million and $13.4 million, respectively.

In 2008, the Company agreed to grant to certain employees a number of RSUs over a five-year period starting in 2008 with a total fair value of $40.0 million, of which $8.0 million is granted each year beginning in 2009. These RSUs are not subject to any further service period once granted; therefore, the Company began amortizing the fair value of $40.0 million ratably over the service period that precedes the grant date. The total number of RSUs to be issued each year will be determined by the average share price of the Company’s Class A Share for the twenty days prior to each grant date. Accordingly, these RSUs are not included in the tables presented above.

In September 2009, the Company granted 400,000 immediately vested Class A Shares to a partner. The grant-date fair value for this grant was $4.8 million, or $12.01 per Class A Share.

9.    DEBT OBLIGATIONS

The following table presents the Company’s outstanding debt obligations as reported in the consolidated balance sheets:

	December 31,
	2009	2008
	(dollars in thousands)
Term loan	$635,650	$748,125
Note payable on corporate aircraft	16,764	16,764

Total Debt Obligations	$652,414	$764,889

The following table presents the Company’s scheduled principal repayments and maturities for its outstanding debt:

Principal Repayments
(dollars in thousands)
2010	$7,500
2011	24,264
2012	620,650

Total Principal Repayments	$652,414

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

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

The term loan includes provisions that restrict the Company’s ability to further encumber its assets and make certain distributions. Specifically, the Company generally is prohibited from:

•	incurring further secured indebtedness;

•	engaging in certain transactions with shareholders or affiliates;

•	engaging in a substantially different line of business; and

•	amending its organizational documents in a manner materially adverse to the lenders.

The term loan permits the Company to incur up to $150 million of unsecured indebtedness and additional indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with a leverage ratio (as defined in the credit agreement) of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of December 31, 2009, the Company has not incurred any additional indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. The Company will not be permitted to make distributions from the Och-Ziff Operating Group to its Class A shareholders or the holders of Och-Ziff Operating Group A Units if it is in default under the term loan.

The term loan also limits the amount of distributions the Company can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of December 31, 2009, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

In June 2009, the Company repurchased and retired $5.0 million of its outstanding term loan for $3.0 million, which resulted in the recognition of a gain on early retirement of debt in the amount of $2.0 million in the consolidated statements of operations. Additionally, in December 2009, the Company repurchased and retired an additional $100.0 million of the outstanding balance for $80.0 million. This resulted in the write off of $227 thousand of deferred financing costs and the recognition of a net gain on early retirement of debt of $19.8 million.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Note Payable on Corporate Aircraft

On May 30, 2008, the Company refinanced the remaining principal balance on the original note payable on its corporate aircraft. The following are the principal terms of the note payable:

Principal amount borrowed	$16,763,719
Annual interest rate	LIBOR + 2.35%
Term (Maturity Date)	3 years (May 31, 2011)
Pledged collateral	First priority lien on corporate aircraft.
Principal repayment	Principal due at maturity.

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

Och-Ziff Real Estate Funds Credit Facility

On July 31, 2006, the Och-Ziff real estate funds entered into a $125.0 million syndicated credit facility. On July 31, 2009, the $125.0 million syndicated credit facility expired and was replaced by a $15.0 million credit facility which will mature on the earlier of (i) July 30, 2010, and (ii) the date that is ninety days prior to the end of the extended investment period of the existing real estate funds. The outstanding loans under the credit facility are secured by the unfunded capital commitments of the Company (as general partner) and the investors in the Och-Ziff real estate funds. The Och-Ziff real estate funds are jointly and severally liable for the indebtedness.

For each borrowing under the new credit facility, the Och-Ziff real estate funds have the option of borrowing at an interest rate equal to LIBOR (with a 2.0% LIBOR floor) plus 3.0% or the greater of (i) the prime rate plus 2.0% and (ii) the federal funds rate plus 2.50%. For each letter of credit drawn under the new credit facility, the Och-Ziff real estate funds pay interest at a rate equal to 3.125%. In addition, the Och-Ziff real estate funds pay a minimum usage fee of 0.50% on the average daily amount of the unused portion of the credit facility. Borrowings under the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

credit facility are recorded as liabilities by the investment subsidiaries of the Och-Ziff real estate funds using the facility. In accordance with U.S. GAAP, investment subsidiaries of an investment company are generally not consolidated, but are carried at fair value within other investments, at fair value. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated balance sheets.

The following table presents information regarding the credit facility:

	Borrowings	Letters of Credit
Outstanding borrowings / letters of credit drawn as of December 31,	2009: $15.0 million 2008: $40.0 million	2009: None 2008: $5.6 million
Average interest rate of outstanding borrowings / letters of credit as of December 31,	2009: 5.0% 2008: 1.42%	2009: N/A 2008: 0.825%

10.	GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated and combined statements of operations:

	Year Ended December 31,
	2009	2008	2007
Occupancy and equipment	$30,157	$18,700	$15,929
Professional services	16,933	41,725	36,363
Information processing and communications	13,620	15,881	10,834
Insurance	12,212	7,205	1,540
Business development	7,606	11,648	9,355
Other expenses	12,031	8,739	9,220

	92,559	103,898	83,241
Changes in tax receivable agreement liability	(19,749)	(1,676)	—

Total General, Administrative and Other	$72,810	$102,222	$83,241

Amortization expense related to the intangible assets acquired in connection with the 25% acquisition of the real estate business described in Note 2 in the amount of $748 thousand, $751 thousand and $137 thousand for the years ended December 31, 2009, 2008 and 2007, respectively, is included within other expenses in the consolidated and combined statements of operations.

11.	LOSS PER CLASS A SHARE

Basic loss per Class A Share is computed by the net loss allocated to Class A shareholders by the weighted-average number of Class A Shares outstanding for the period. In addition, 576,308 RSUs that have vested but have not been settled in Class A Shares are included in weighted-average Class A Shares outstanding in the calculation of basic and diluted loss per Class A Share.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The following table presents the computation of basic and diluted EPS:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Year Ended December 31, 2009
Basic	$(297,429)	78,387,368	$(3.79)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		309,056,479
Class A Restricted Share Units	—	—		14,885,809

Diluted	$(297,429)	78,387,368	$(3.79)

Year Ended December 31, 2008
Basic	$(510,596)	74,398,336	$(6.86)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		311,099,524
Class A Restricted Share Units	—	—		14,834,432

Diluted	$(510,596)	74,398,336	$(6.86)

November 14, 2007 Through December 31, 2007
Basic	$(826,559)	74,138,572	$(11.15)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		311,099,524
Class A Restricted Share Units	—	—		13,959,579

Diluted	$(826,559)	74,138,572	$(11.15)

12.	INCOME TAXES

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Current:
Federal income taxes	$(9,065)	$(5,008)	$20,470
State and local income taxes	13,118	18,486	39,929
Foreign income taxes	6,131	3,987	11,445

	10,184	17,465	71,844

Deferred:
Federal income taxes	18,753	25,779	4,142
State and local income taxes	11,315	(3,698)	(9,582)
Foreign income taxes	(2,549)	520	(2,441)

	27,519	22,601	(7,881)

Total Provision for Income Taxes	$37,703	$40,066	$63,963

Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the U.S. GAAP bases and tax bases of the Company’s assets and liabilities. The following table presents the Company’s deferred income tax assets and liabilities:

	December 31,
	2009	2008
	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$913,312	$966,243
Net operating loss	32,706	10,395
Investment in partnerships	1,167	2,990
Depreciation	—	639
Employee compensation	2,988	440
Other	6,496	2,871

	956,669	983,578
Valuation allowance	(2,524)	(2,179)

Total Deferred Income Tax Assets	954,145	981,399

Deferred Income Tax Liabilities:
Deferred incentive income	(9,607)	(19,926)
Depreciation	(524)	—

Total Deferred Income Tax Liabilities	(10,131)	(19,926)

Net Deferred Income Tax Assets	$944,014	$961,473

As further discussed in Note 3, in connection with the exchange of Och-Ziff Operating Group A Units for Class A Shares by former partners in 2009, the Company recorded an increase to its net deferred income tax assets of $11.6 million related to the goodwill for tax purposes that arose with the exchange. In addition, as further discussed

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

in Note 14, in connection with the departure of certain former partners, the Company recorded a decrease to its net deferred income tax assets of $1.6 million related to income tax expense expected to be incurred as a result of the payments to the Och-Ziff Operating Group. These impacts to the Company’s net deferred income tax assets were adjusted through the Company’s paid-in capital and partners’ and others’ interests in consolidated subsidiaries.

For the year ended December 31, 2009 and 2008, the Company recorded a valuation allowance of $2.5 million and $2.2 million pertaining to state and local tax credit carryforwards based on management’s assessment of the factors impacting the ability to realize these deferred tax assets within the limited carryforward period available.

The following is a reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2009	2008	2007
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to partners	-28.01%	-27.14%	-9.12%
Reorganization expenses	-5.57%	-4.32%	-18.59%
Income not subject to entity level tax	-2.39%	-4.74%	-10.85%
State and local income taxes	-1.81%	-0.51%	-3.84%
Foreign income taxes	-0.17%	-0.23%	-1.23%
Other, net	0.12%	-0.53%	-0.12%

Effective Income Tax Rate	-2.83%	-2.47%	-8.75%

As of December 31, 2009, the Company had foreign tax credit carryforwards of approximately $2.1 million that expire by December 31, 2019, and state and local tax credits of $2.5 million that expire by December 31, 2016. In addition, the Company has net operating loss carryforwards for federal income taxes of $73.8 million and for state and local income taxes of $10.6 million that will expire by December 31, 2029.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2006.

As of and for the three years ended December 31, 2009, the Company was not required to establish a liability for uncertain tax positions.

At the time of the Offerings, the Company recorded an increase to paid-in capital in the amount of $937.7 million related to deferred tax assets arising from the sale of the partners’ equity interests in the Och-Ziff Operating Group to the public and DIC Sahir. This deferred tax asset is derived from goodwill recognized for tax purposes that is expected to be subsequently amortized and result in future taxable deductions and cash savings to the Company. In addition, as further discussed in Note 14, the Company entered into a tax receivable agreement to pay a portion of these tax savings to the partners; therefore, a liability in the amount of $797.1 million was established at the time of the Offerings. In 2008, the Company finalized valuations needed to estimate the future taxable deductions created in connection with the sale of the partners’ equity interests in the Och-Ziff Operating Group to the public and DIC Sahir, which resulted in an increase to the deferred tax assets of $80.3 million and an increase to the liability for amounts payable under the tax receivable agreement of $68.3 million, for a net increase to paid-in capital of $12.0 million.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

13.	RELATED PARTY TRANSACTIONS

Due to Affiliates

The following table presents the amounts included within due to affiliates:

	December 31,
	2009	2008
	(dollars in thousands)
Amounts payable under tax receivable agreement	$785,530	$857,593
Och-Ziff Operating Group distributions declared prior to Reorganization	248,111	342,943
Allocations to non-equity partner interests payable	132,654	187,647

Total Due To Affiliates	$1,166,295	$1,388,183

As of December 31, 2009 and 2008, the amounts presented above relating to (i) Och-Ziff Operating Group distributions declared prior to the Reorganization, where Mr. Och’s distributions were treated as equity distributions, and (ii) allocations to non-equity partner interests payable, where the other partners’ distributions were treated as operating expenses prior to the Reorganization, each represent the deferred balances payable to the Company’s partners, net of taxes. These balances relate to incentive income allocated to the partners and the Ziffs prior to the IPO, and are adjusted each period for earnings and losses on deferred balances, net of taxes.

Payments under Tax Receivable Agreement

As further discussed in Note 14, the Company entered into an agreement with the partners and the Ziffs, whereby the Company would pay the partners and the Ziffs 85% of any tax savings resulting from the purchase of Och-Ziff Operating Group A Units at the time of the Offerings or as a result of any subsequent exchanges of their interests for Class A Shares. The Company paid the partners and the Ziffs $32.7 million and $6.1 million for the year ended December 31, 2009 and 2008, respectively, for tax savings realized, including interest thereon.

Management Fees and Incentive Income Earned from Och-Ziff Funds

The Company earns substantially all of its management fees and incentive income from the Och-Ziff funds, which are considered related parties, as the Company manages the operations of and makes investment decisions for these funds. Management fees related to the real estate funds included within the Company’s other operations are collected directly from the investors in those funds and, therefore, are not considered revenues earned from related parties. The following table presents management fees and incentive income earned from related parties:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Management fees	$353,657	$559,742	$300,229
Incentive income	$335,480	$12,201	$617,025

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Management Fees and Incentive Income Earned from Affiliates and Waived Fees

Prior to the Offerings, the Company did not charge management fees or earn incentive income on investments made by the partners, employees and other related parties. Following the Offerings, the Company began charging management fees and earning incentive income on new investments made in the funds by the partners and certain other related parties, including the reinvestment by the partners of the after-tax proceeds from the Offerings, other than the reinvestment by the partners of deferred balances. The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Fees charged on investments held by related parties
Management fees	$20,615	$22,862	$1,950
Incentive income	$17,441	$30	$1,692
Fees waived on investments held by related parties
Management fees	$14,085	$20,447	$29,003
Incentive income	$18,290	$25	$51,558

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $437 thousand, $447 thousand and $644 thousand for Mr. Och’s personal use of the corporate aircraft based on market rates for the use of a private aircraft for the years ended December 31, 2009, 2008 and 2007, respectively.

14.	COMMITMENTS AND CONTINGENCIES

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

In connection with the departure of certain former partners, the right to receive payments under the tax receivable agreement by such partners was contributed to the Och-Ziff Operating Group. As a result, the Company now expects to pay to the remaining partners and the Ziffs approximately 82% (from 85%) of the amount of cash

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis discussed above. In connection with the contributions, the Company recorded a decrease in the liability for amounts payable under the tax receivable agreement of $19.6 million, a decrease of deferred income tax assets of $1.6 million related to income tax expense expected to be incurred as a result of the payments to the Och-Ziff Operating Group, an increase to the Company’s paid-in capital of $2.3 million and an increase to partners’ and others’ interests in consolidated subsidiaries of $15.7 million.

The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Och-Ziff Holding Corporation, a wholly-owned corporate-tax paying subsidiary of the Company, will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon a number of factors.

The table below presents the maximum amounts that would be payable under the tax receivable agreement assuming that we will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(dollars in thousands)
2010	$36,046
2011	36,239
2012	37,124
2013	38,539
2014	40,414
Thereafter	597,168

Total Payments	$785,530

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Bangalore and Beijing, in addition to operating leases on computer hardware. As of December 31, 2009, future minimum rental commitments under these lease contracts are:

Minimum Rental Commitments
(dollars in thousands)
2010	$15,208
2011	15,939
2012	18,176
2013	16,916
2014	17,399
Thereafter	92,716

Total Minimum Rental Commitments	$176,354

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

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

Investment Commitments

As of December 31, 2009, an Och-Ziff fund consolidated by the Company had a commitment to fund investments in the amount of $193.8 million. This commitment will be funded through contributions from investors in the consolidated fund, as the Company is only the investment manager and not an investor in the fund. The Company expects this commitment to be funded over the next five years.

The Company has committed to fund a portion of the annual operating budget for a joint venture, currently approximately $4.7 million. The joint venture periodically returns substantially all of the capital that is contributed, as expenses incurred by the joint venture are generally reimbursed by the projects it manages.

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

15.	SEGMENT INFORMATION

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

DECEMBER 31, 2009

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

The following table presents Economic Income of the Och-Ziff Funds segment for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Economic Income Revenues
Management fees	$357,517	$571,274	$476,907
Incentive income	348,915	12,201	637,243
Other revenues	1,447	3,554	11,391

Total Economic Income Revenues	707,879	587,029	1,125,541

Economic Income Expenses
Compensation and benefits	193,911	141,255	207,379
Non-compensation expenses	89,987	129,970	99,723

Total Economic Income Expenses	283,898	271,225	307,102

Economic Income	$423,981	$315,804	$818,439

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The tables below present Economic Income of the Och-Ziff Funds segment, other operations and the related adjustments necessary to reconcile the Economic Income of the Och-Ziff Funds segment to the Company’s consolidated U.S. GAAP net loss. For a description of these adjustments, see the notes following the tables:

	Economic Income - Och-Ziff Funds	Other Operations	Reconciling Adjustments			Total Company U.S. GAAP Basis
Year Ended December 31, 2009			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$357,517	$4,926	$(227)	$2,689	(a)	$364,905
Incentive income	348,915	—	—	—		348,915
Other revenues	1,447	292	—	—		1,739
Income of consolidated Och-Ziff funds	—	27,729	—	—		27,729

Total Revenues	707,879	32,947	(227)	2,689		743,288

Expenses
Compensation and benefits	193,911	42,426	—	108,095	(b)(c)	344,432
Allocations to non-equity partner interests	—	—	—	18,253	(d)	18,253
Reorganization expenses	—	—	—	1,704,753	(e)	1,704,753
Profit sharing	—	—	—	1,322	(f)	1,322
Interest expense	12,797	—	—	—		12,797
General, administrative and other	77,190	4,888	—	(9,268	)(a)(g)	72,810
Expenses of consolidated Och-Ziff funds	—	4,008	61	—		4,069

Total Expenses	283,898	51,322	61	1,823,155		2,158,436

Other Income (Loss)
Net earnings on deferred balances	—	—	—	54,138	(h)	54,138
Net gains (losses) on investments in Och-Ziff funds and joint ventures	—	(1,454)	—	3,243	(h)	1,789
Net gains on early retirement of debt	—	—	—	21,797	(g)	21,797
Net gains (losses) of consolidated Och-Ziff funds	—	4,728	(778)	—		3,950

Total Other Income (Loss)	—	3,274	(778)	79,178		81,674

Income (Loss) Before Income Taxes	423,981	(15,101)	(1,066)	(1,741,288)		(1,333,474)
Income taxes	—	857	—	36,846	(g)	37,703

Consolidated Net Income (Loss)	$423,981	$(15,958)	$(1,066)	$(1,778,134)		$(1,371,177)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$27,457	$(1,066)	$(1,100,139	)(g)	$(1,073,748)

Net Income (Loss) Allocated to Class A Shareholders	$423,981	$(43,415)	$—	$(677,995)		$(297,429)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

	Economic Income - Och-Ziff Funds	Other Operations	Reconciling Adjustments			Total Company U.S. GAAP Basis
Year Ended December 31, 2008			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$571,274	$5,245	$(254)	$—		$576,265
Incentive income	12,201	—	—	—		12,201
Other revenues	3,554	555	—	—		4,109
Income of consolidated Och-Ziff funds	—	11,702	107	—		11,809

Total Revenues	587,029	17,502	(147)	—		604,384

Expenses
Compensation and benefits	141,255	13,975	—	106,600	(b)(c)	261,830
Allocations to non-equity partner interests	—	—	—	(38,328	)(d)	(38,328)
Reorganization expenses	—	—	—	1,698,989	(e)	1,698,989
Profit sharing	—	—	—	(4,751	)(f)	(4,751)
Interest expense	33,948	—	—	—		33,948
General, administrative and other	96,022	1,986	—	4,214	(g)	102,222
Expenses of consolidated Och-Ziff funds	—	3,340	654	—		3,994

Total Expenses	271,225	19,301	654	1,766,724		2,057,904

Other Loss
Net losses on deferred balances	—	—	—	(141,900	)(h)	(141,900)
Net losses on investments in Och-Ziff funds and joint ventures	—	(7,644)	—	(3,793	)(h)	(11,437)
Net losses of consolidated Och-Ziff funds	—	(13,453)	(4,181)	—		(17,634)

Total Other Loss	—	(21,097)	(4,181)	(145,693)		(170,971)

Income (Loss) Before Income Taxes	315,804	(22,896)	(4,982)	(1,912,417)		(1,624,491)
Income taxes	—	241	—	39,825	(g)	40,066

Consolidated Net Income (Loss)	$315,804	$(23,137)	$(4,982)	$(1,952,242)		$(1,664,557)

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$(2,895)	$(4,982)	$(1,146,084	)(g)	$(1,153,961)

Net Income (Loss) Allocated to Class A Shareholders	$315,804	$(20,242)	$—	$(806,158)		$(510,596)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

	Economic Income - Och-Ziff Funds	Other Operations	Reconciling Adjustments			Total Company U.S. GAAP Basis
Year Ended December 31, 2007			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$476,907	$5,245	$(164,396)	$—		$317,756
Incentive income	637,243	—	(4,553)	—		632,690
Other revenues	11,391	246	—	—		11,637
Income of consolidated Och-Ziff funds	—	11,436	528,456	—		539,892

Total Revenues	1,125,541	16,927	359,507	—		1,501,975

Expenses
Compensation and benefits	207,379	3,513	—	27,439	(b)(c)	238,331
Allocations to non-equity partner interests	—	734	—	573,592	(d)	574,326
Reorganization expenses	—	—	—	3,333,396	(e)	3,333,396
Profit sharing	—	227	—	106,417	(f)	106,644
Interest expense	24,240	—	—	—		24,240
General, administrative and other	75,483	3,678	—	4,080	(g)	83,241
Expenses of consolidated Och-Ziff funds	—	2,664	340,471	—		343,135

Total Expenses	307,102	10,816	340,471	4,044,924		4,703,313

Other Income
Net earnings on deferred balances	—	—	(184,096)	245,052	(h)	60,956
Net gains (losses) on investments in Och-Ziff funds and joint ventures	—	—	(2,349)	59,728	(h)	57,379
Net gains of consolidated Och-Ziff funds	—	14,929	2,337,361	—		2,352,290

Total Other Income	—	14,929	2,150,916	304,780		2,470,625

Income (Loss) Before Income Taxes	818,439	21,040	2,169,952	(3,740,144)		(730,713)
Income taxes	—	111	—	63,852	(g)	63,963

Consolidated Net Income (Loss)	$818,439	$20,929	$2,169,952	$(3,803,996)		$(794,676)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$—	$27,873	$2,169,952	$(2,077,475	)(g)	$120,350

Net Income (Loss) Allocated to Class A Shareholders (post-IPO) or Partners’ Equity (pre-IPO)	$818,439	$(6,944)	$—	$(1,726,521)		$(915,026)

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

(PRIOR TO NOVEMBER 14, 2007, OCH-ZIFF OPERATING GROUP)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Other Adjustments.    Economic Income is calculated by:

(a)	presenting management fees net of recurring placement and related service fees on assets under management, as management considers these fees a reduction in management fees, not an expense.

(b)	recognizing deferred cash compensation expense in full in the period in which it is awarded, as management determines the total amount of compensation based on the Company’s performance in the year of the award.

(c)	excluding equity-based compensation expense, as management does not consider these non-cash expenses when evaluating Economic Income for the Och-Ziff Funds segment.

(d)	excluding allocations to non-equity partner interests. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Company’s non-equity partners for periods prior to the Reorganization. For these periods, allocations to the partners, other than Mr. Och, were treated as expenses for U.S. GAAP purposes. Following the Reorganization, only allocations to the partners, other than Mr. Och, related to earnings on deferred balances are incurred and these allocations are excluded from Economic Income.

(e)	excluding Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the partners and the Ziffs prior to the Reorganization as Och-Ziff Operating Group A Units.

(f)	excluding the profit sharing expenses related to the Ziffs’ interest in the Company. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Ziffs for periods prior to the Reorganization. Following the Reorganization, only profit sharing expense related to the allocation of earnings on deferred balances are incurred and these allocations are excluded from Economic Income.

(g)	excluding depreciation, changes in the tax receivable agreement liability, net gains on early retirement of debt and amounts allocated to partners’ and others’ interests in income of consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment. Economic Income also excludes income taxes as it is a measure of pre-tax performance.

(h)	excluding the net earnings (losses) on deferred balances and net gains (losses) on investments in Och-Ziff funds, as these amounts primarily relate to earnings (losses) on amounts due to affiliates for deferred balances, and earnings (losses) on amounts due to partners and employees under deferred cash compensation arrangements that are indexed to the returns of certain funds.

Substantially all of the Company’s revenues are earned from the Och-Ziff funds. For the year ended December 31, 2009, the Company recorded revenues of $241.7 million, $136.5 million and $97.5 million from three individual feeder funds managed by the Och-Ziff Funds segment, which represented more than 10% of the Company’s total revenues. For the year ended December 31, 2008, the Company recorded revenues of $160.5 million, $104.4 million, $76.3 million and $61.8 million from four individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the year ended December 31, 2007, the Company recorded revenues of $144.0 million from an individual feeder fund managed by the Och-Ziff Funds segment, which represented more than 10% of the Company’s total revenues.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results (Unaudited)

The following tables present the Company’s unaudited quarterly results for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$97,188	$95,603	$101,680	$448,817
Total expenses	499,067	532,318	534,010	593,041
Total other income (loss)	(11,270)	16,921	21,523	54,500
Income taxes	2,829	449	(20,889)	55,314

Consolidated Net Loss	$(415,978)	$(420,243)	$(389,918)	$(145,038)

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$(334,124)	$(331,930)	$(309,891)	$(97,803)

Net Loss Allocated to Class A Shareholders	$(81,854)	$(88,313)	$(80,027)	$(47,235)

Net Loss Per Class A Share
Basic	$(1.07)	$(1.15)	$(1.02)	$(0.58)

Diluted	$(1.07)	$(1.15)	$(1.06)	$(0.58)

Weighted-Average Class A Shares Outstanding
Basic	76,547,204	76,804,771	78,818,314	81,321,978

Diluted	76,547,204	76,804,771	387,874,793	81,321,978

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$147,827	$153,217	$157,042	$146,298
Total expenses	512,807	522,184	505,511	517,402
Total other income (loss)	(6,077)	1,404	(19,535)	(146,763)
Income taxes	3,226	4,735	14,735	17,370

Consolidated Net Loss	$(374,283)	$(372,298)	$(382,739)	$(535,237)

Net Loss Allocated to Partners’ and Others’ Interests in Income of Consolidated Subsidiaries	$(106,165)	$(311,497)	$(313,295)	$(423,004)

Net Loss Allocated to Class A Shareholders	$(268,118)	$(60,801)	$(69,444)	$(112,233)

Net Loss Per Class A Share
Basic	$(3.62)	$(0.82)	$(0.94)	$(1.49)

Diluted	$(3.62)	$(1.05)	$(1.07)	$(1.49)

Weighted-Average Class A Shares Outstanding
Basic	74,138,572	74,138,572	74,138,572	75,171,980

Diluted	74,138,572	385,238,096	385,238,096	75,171,980

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

Substantially all of the Company’s incentive income is recorded at the end of the fourth quarter of each year, when all contingencies have been resolved. Generally, any incentive income recorded during the first three quarters of the year is related to fund investor redemptions.

Generally, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses comprising a large portion of total compensation and benefits expense. These cash bonuses are funded by total annual revenues, which are significantly influenced by incentive income earned by us at the end of the year. In the second quarter of 2009, the Company began to accrue for the estimated discretionary cash bonuses that it expected to pay our employees shortly after year end. The Company did this in order to provide a competitive compensation structure taking into account the high-water marks in its funds, which if not recovered could preclude it from earning any incentive income, and the fact that its funds had generated strong year-to-date investment performance due to the efforts of the Company’s employees. In the third quarter of 2009, management revised its annual discretionary bonus compensation methodology for years in which high-water marks are in effect. During the second and third quarter, the Company accrued a total of $31.5 million. Any remaining amounts were expensed in the fourth quarter. As a result, compensation and benefit expenses in 2008 are not comparable to the amounts incurred in 2009 for the periods presented.

Prior to the adoption of guidance on noncontrolling interests in consolidated financial statements (originally issued as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, and subsequently codified within FASB ASC Topic 810) on January 1, 2009, losses were allocated to partners’ and others’ interests in income of consolidated subsidiaries to the extent that cumulative losses did not reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. Subsequent to the adoption of the new accounting treatment on January 1, 2009, the Company no longer absorbs losses when cumulative losses reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. As a result, the net loss allocated to partners’ and others’ interests in income of consolidated subsidiaries and the net loss allocated to Class A shareholders in 2008 is not comparable to the amounts presented in 2009.