Form 10-Q
period 2010-03-31
Och-Ziff Capital Management Group LLC
filed 2010-05-05
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2010, there were 82,799,762 Class A Shares and 277,926,171 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

In this quarterly report, references to “Och-Ziff,” “our Company,” “the Company,” “we,” “us,” or “our” refer, unless context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP, a Delaware limited partnership, which we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly-owned subsidiaries of Och-Ziff Capital Management Group LLC. References to our “partners” refer to the current limited partners of the Och-Ziff Operating Group entities other than the Ziffs and our intermediate holding companies, including our founder, Mr. Daniel Och, except where the context requires otherwise. References to the “Ziffs” refers collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons, which, together with Mr. Och, founded our business in 1994. References to “Class A Shares” refer to our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the New York Stock Exchange. References to “Class B Shares” refer to Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly traded, are currently held solely by our partners and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares. References to our “IPO” refers to our initial public offering of 36 million Class A Shares that occurred in November 2007. References to the “Offerings” refers collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly-owned subsidiary of Dubai International Capital LLC.

Forward-Looking Statements

Some of the statements under “Part 1–Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II–Item 1A. Risk Factors” and elsewhere in this quarterly report may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” that reflect our current views with respect to, among other things, future events and financial performance, strategies and expectations, including but not limited to statements regarding our financial performance and results, including our ability to increase assets under management, generate positive returns, preserve capital, identify investment opportunities and enhance our investment platforms. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” “opportunity,” “pipeline,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve” or the negative version of those words or other comparable words.

Any forward-looking statements contained in this quarterly report are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or any other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions, including but not limited to global economic, business and market conditions, the conditions impacting the hedge fund industry, our ability to successfully compete for fund investors, professional investment talent and investment opportunities, our successful formulation and execution of business and growth strategies, our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report. The most significant of these risks, uncertainties and other factors are described in our annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 4, 2010, including the factors described in “Item 1A. Risk Factors.” Other risks may be described from time to time in our news releases and other filings made under the securities laws, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. The forward-looking statements included in this document are made only as of the date of this document and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Assets
Cash and cash equivalents	$119,727	$73,732
Income and fees receivable	15,649	368,300
Due from affiliates	531	1,934
Deferred balances, at fair value	15,357	404,666
Deferred income tax assets	950,459	953,604
Other assets, net (includes investments in Och-Ziff Funds of $3,119 and $10,889, respectively)	91,552	103,584
Assets of consolidated Och-Ziff funds:
Investments, at fair value	333,342	300,231
Other assets of Och-Ziff funds	280	373

Total Assets	$1,526,897	$2,206,424

Liabilities and Shareholders’ Equity
Liabilities
Due to affiliates	$785,239	$1,166,295
Debt obligations	650,539	652,414
Compensation payable	3,480	143,780
Profit sharing payable	328	11,047
Other liabilities	51,545	43,178
Liabilities of consolidated Och-Ziff funds:
Other liabilities of Och-Ziff funds	22	29

Total Liabilities	1,491,153	2,016,743

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 82,796,062 and 81,823,915 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 277,926,171 and 277,946,526 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	—	—
Paid-in capital	1,604,328	1,505,496
Retained deficit	(2,017,566)	(1,879,761)
Accumulated other comprehensive loss	(51)	(47)

Shareholders’ deficit attributable to Class A shareholders	(413,289)	(374,312)
Partners’ and others’ interests in consolidated subsidiaries	449,033	563,993

Total Shareholders’ Equity	35,744	189,681

Total Liabilities and Shareholders’ Equity	$1,526,897	$2,206,424

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands, except per share amounts)
Revenues
Management fees	$101,742	$94,305
Incentive income	186	—
Other revenues	391	268
Income of consolidated Och-Ziff funds	7,116	2,615

Total Revenues	109,435	97,188

Expenses
Compensation and benefits	53,192	51,876
Allocations to non-equity partner interests	—	(340)
Reorganization expenses	424,806	419,949
Profit sharing	—	(17)
Interest expense	1,957	4,595
General, administrative and other	22,592	22,250
Expenses of consolidated Och-Ziff funds	1,082	754

Total Expenses	503,629	499,067

Other Income (Loss)
Net losses on deferred balances	—	(11,293)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	53	(254)
Net gains of consolidated Och-Ziff funds	6,191	277

Total Other Income (Loss)	6,244	(11,270)

Loss Before Income Taxes	(387,950)	(413,149)
Income taxes	8,799	2,829

Consolidated Net Loss	$(396,749)	$(415,978)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(308,110)	$(334,124)

Net Loss Allocated to Class A Shareholders	$(88,639)	$(81,854)

Net Loss Per Class A Share
Basic and Diluted	$(1.07)	$(1.07)

Weighted-Average Class A Shares Outstanding
Basic and Diluted	82,708,885	76,547,204

Dividends Paid per Class A Share	$0.58	$0.05

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Loss
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
				(dollars in thousands)
As of December 31, 2009	81,823,915	277,946,526	$1,505,496	$(1,879,761)	$(47)	$563,993	$189,681
Capital contributions	—	—	—	—	—	41,828	41,828
Capital distributions	—	—	—	—	—	(220,533)	(220,533)
Cash dividends declared on Class A Shares	—	—	—	(47,458)	—	—	(47,458)
Dividend equivalents on restricted share units	—	—	1,708	(1,708)	—	(a )	—
Equity-based compensation	972,147	—	4,982	—	—	23,107	28,089
Och-Ziff Operating Group A Unit transactions and cancellation of related Class B Shares (See Note 3)	—	(20,355)	—	—	—	—	—
Contribution of right to future payments under tax receivable agreement (See Note 11)	—	—	2,380	—	—	13,718	16,098
Impact of amortization of Reorganization charges to capital	—	—	89,762	—	—	335,044	424,806
Comprehensive loss:
Consolidated net loss	—	—	—	(88,639)	—	(308,110)	(396,749)
Foreign currency translation adjustment	—	—	—	—	(4)	(14)	(18)

Total comprehensive loss							(396,767)

As of March 31, 2010	82,796,062	277,926,171	$1,604,328	$(2,017,566)	$(51)	$449,033	$35,744

(a)	The dividend equivalents on Class A restricted share units impacted partners’ and others’ interests in consolidated subsidiaries by increasing the paid-in capital component and increasing the retained deficit component of partners’ and others’ interests in consolidated subsidiaries each by $6.4 million.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(396,749)	$(415,978)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reorganization expenses	424,806	419,949
Amortization of equity-based compensation	30,835	25,933
Amortization of deferred compensation	188	1,570
Depreciation and amortization	2,285	1,891
Deferred income taxes	217	(1,051)
Operating cash flows due to changes in:
Income and fees receivable	352,651	8,322
Due from affiliates	1,403	(378)
Deferred balances, at fair value	219,657	208,900
Other assets, net	9,975	17,844
Assets of consolidated Och-Ziff funds	(33,018)	(14,502)
Due to affiliates	(77,223)	(70,579)
Compensation payable	(140,300)	—
Profit sharing payable	(5,550)	(6,299)
Other liabilities	8,061	(7,527)
Liabilities of consolidated Och-Ziff funds	(7)	—

Net Cash Provided by Operating Activities	397,231	168,095

Cash Flows from Investing Activities
Loan to joint venture partners	(52)	(1,214)
Investments in joint ventures	(1,188)	(1,771)
Return of investments in joint ventures	978	—
Purchases of fixed assets	(1)	(414)

Net Cash Used in Investing Activities	(263)	(3,399)

Cash Flows from Financing Activities
Withholding taxes paid on vested Class A restricted share units	(2,865)	(261)
Repayments of debt obligations	(1,875)	(1,875)
Och-Ziff Operating Group capital distributions declared prior to Reorganization	(121,957)	(116,375)
Dividends on Class A Shares	(47,458)	(3,814)
Partners’ and others’ interests in consolidated subsidiaries contributions	41,828	16,409
Partners’ and others’ interests in consolidated subsidiaries distributions	(218,646)	(19,335)

Net Cash Used in Financing Activities	(350,973)	(125,251)

Net Increase in Cash and Cash Equivalents	45,995	39,445
Cash and Cash Equivalents, Beginning of Period	73,732	81,403

Cash and Cash Equivalents, End of Period	$119,727	$120,848

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$1,697	$4,299

Income taxes	$2,733	$1,282

Non-cash transaction:
In-kind distribution of deferred balances	$169,652	$—

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2010

1. ORGANIZATION AND BASIS OF PRESENTATION

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Bangalore and Beijing. The Company provides investment management and advisory services through its various hedge funds (the “Och-Ziff funds” or the “funds”) and separately managed accounts to a diversified institutional base. The Och-Ziff funds seek to create value for fund investors by generating consistent, positive risk-adjusted returns while protecting investor capital.

The Company’s primary sources of revenues are management fees, which are based on the value of the Company’s assets under management, and incentive income, which is based on the investment performance the Company generates for its fund investors. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the Och-Ziff funds.

The Company conducts substantially all of its operations through its one reportable segment, the Och-Ziff Funds segment, which provides investment management and advisory services to the Company’s hedge funds and separately managed accounts. The primary investment strategies the Company employs in its funds include long/short equity special situations, convertible and derivative arbitrage, structured credit, other credit, private investments and merger arbitrage. The Company’s other operations are currently comprised of its real estate business, which manages and provides advisory services to its real estate funds, and investments in new businesses established to expand the Company’s private investment platforms. The businesses and investments included in the Company’s other operations do not meet the thresholds of reportable business segments under U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company transacts its business primarily in the United States and substantially all of its revenues are generated domestically. The liability of the Company’s Class A shareholders is limited to the extent of their capital contributions.

References to the Company’s “partners” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Och-Ziff Operating Group”), other than Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (collectively, the “Ziffs”) and intermediate holding companies, including the Company’s founder, Mr. Daniel Och, except where the context requires otherwise.

On November 19, 2007, the Company completed its initial public offering (“IPO”) of 36 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC (collectively, the “Offerings”). The Company used the net proceeds from the Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the partners at the time of the IPO and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the Offerings. The Company conducts substantially all of its operations through the Och-Ziff Operating Group. As of March 31, 2010, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 21.1% from 19.2% at the time of the Offerings.

Prior to the Offerings, the Company completed a reorganization of its business (“Reorganization”). As part of the Reorganization, interests in the Och-Ziff Operating Group held by the partners and the Ziffs were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash charges that are recorded within Reorganization expenses in the consolidated statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited, interim, consolidated financial statements are prepared in accordance with U.S. GAAP and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, primarily as a result of incentive income being recorded in the fourth quarter each year. All significant intercompany transactions and balances have been eliminated in consolidation.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

Recently Adopted Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-10, Amendments to Statement 167 for Certain Investment Funds. ASU 2010-10 defers the effective date of ASU 2009-17 (see below) for certain investment entities to allow the FASB to work with the International Accounting Standards Board (“IASB”) in developing consistent consolidation guidance. The deferral applies to a reporting entity’s (i.e. investment manager’s) interest in an entity (i) that has the attributes of an investment company or (ii) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral in ASU 2010-10 does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund actual losses of an entity that could potentially be significant to the entity. ASU 2010-10 is effective for annual reporting periods beginning on or after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 did not have any impact on the Company’s financial position or results of operations, as adoption of the deferral resulted in the Company continuing to apply consolidation and disclosure requirements in effect during prior periods.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends subsequent events guidance to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The ASU, among other items, exempts SEC filers from disclosing the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately upon issuance. The adoption of ASU 2010-09 did not have any impact on our financial position or results of operations at the date of adoption, as the changes in ASU 2010-09 affect disclosure requirements and have no impact on the accounting for subsequent events.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends fair value disclosure requirements by requiring an entity to: (i) disclose separately the amounts of significant transfers in and out of Level I and Level II fair value measurements and describe the reasons for the transfers; and (ii) present separately information about purchases, sales, issuances and settlements of Level III fair value measurements (i.e. gross presentation). Additionally, ASU 2010-06 clarifies existing disclosure requirements related to the level of disaggregation for each class of assets and liabilities and disclosures about inputs and valuation techniques for fair value measurements classified as either Level II or Level III. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures requiring separate presentation of information about purchase, sales, issuances and settlements in the roll forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new disclosure requirements in ASU 2010-06 did not have any impact on our financial position or results of operations at the date of adoption, and the adoption of gross presentation in the roll forward of activity in Level III fair value measurements in 2011 is not expected to have a material impact on our financial position or results of operations at the date of adoption, as each of these changes affects disclosure requirements and has no impact on the accounting for items at fair value.

In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets (originally issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, and subsequently reissued as ASU 2009-16, Accounting for Transfers of Financial Assets). The amendments were issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements and a transferor’s continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from U.S. GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments are effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-16 did not have any impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued amended guidance on accounting for variable interest entities (“VIEs”) (originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), and subsequently reissued as ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). The amendments were issued to address the effects of the removal of the concept of qualifying special purpose entities from U.S. GAAP and to address concerns regarding the consolidation of VIEs. ASU 2009-17 requires a qualitative approach rather than a quantitative approach when determining the primary beneficiary of a VIE and also changes the criteria by which an enterprise determines whether it is the primary beneficiary of an entity. In addition, the amended interpretation no longer considers removal rights when determining whether an entity is a VIE and whether to consolidate a VIE as the primary beneficiary unless those rights are held by a single party. ASU 2009-17 is effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-17 did not have any impact on the Company’s financial position or results of operations, as substantially all of the entities in which the Company holds variable interests qualified for the scope deferral included in ASU 2010-10.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

Future Adoption of Accounting Pronouncements

As of March 31, 2010, none of the changes to the Codification issued by the FASB that are not yet effective are expected to have an impact on the Company’s financial position or results of operations.

3. OCH-ZIFF OPERATING GROUP OWNERSHIP

The Company’s ownership percentage in the Och-Ziff Operating Group increased during the three months ended March 31, 2010 as a result of the following: (i) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”); and (ii) a portion of Och-Ziff Operating Group A Units forfeited by former partners that were subsequently reallocated as non-equity profits interests to certain other partners. These transactions resulted in the reallocation of deficit capital from partners’ and others’ interests in consolidated subsidiaries to the Company’s paid-in capital of $951 thousand. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued, primarily upon the vesting of RSUs or exchanges of Och-Ziff Operating Group A Units.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

As of March 31, 2010 and December 31, 2009, the Company did not have any liabilities carried at fair value. The following table summarizes the Company’s assets measured at fair value on a recurring basis within the fair value hierarchy:

	Level I	Level II	Level III	Total
	(dollars in thousands)
As of March 31, 2010
Investments, at fair value:
Real estate investments	$—	$—	$315,329	$315,329
Other investments	—	—	18,013	18,013

Total Investments, at Fair Value	$—	$—	$333,342	$333,342

Deferred Balances, at Fair Value	$—	$—	$15,357	$15,357

As of December 31, 2009
Investments, at fair value:
Real estate investments	$—	$—	$285,744	$285,744
Other investments	—	—	14,487	14,487

Total Investments, at Fair Value	$—	$—	$300,231	$300,231

Deferred Balances, at Fair Value	$—	$—	$404,666	$404,666

Deferred balances are made up of deferred incentive income receivable from the Company’s offshore funds. Deferred balances are valued based on net asset value information provided by the Och-Ziff funds. The investments within these funds are carried at fair value and are categorized as Level I, II, and III financial instruments, as appropriate.

Investments, which are primarily related to real estate investments of the Och-Ziff real estate funds, include equity, preferred equity, mezzanine debt, and participating debt in entities domiciled primarily in the United States. Real estate investments of the consolidated Och-Ziff funds are initially valued at transaction price and subsequently valued based primarily upon discounting the expected cash flows from the investment or on a multiple of earnings. Recent sales as well as offers on investments that are deemed likely to close in the near future are also considered. In reaching the determination of fair value for investments, the Company considers many factors including, but not limited to, the operating cash flows and financial performance of the real estate investments relative to budget projections, property types and geographic locations, expected exit timing and strategy and any specific rights or terms associated with the investment.

The following table summarizes the changes in the Company’s Level III assets for the three months ended March 31, 2010:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2009	$404,666	$300,231	$704,897
Net gains of consolidated Och-Ziff funds	—	6,191	6,191
Collection of deferred balances	(389,309)	—	(389,309)
Investment purchases, net	—	26,920	26,920

As of March 31, 2010	$15,357	$333,342	$348,699

Amounts related to assets that continue to be held as of March 31, 2010:
Net gains of consolidated Och-Ziff funds	$—	$3,529	$3,529

Total	$—	$3,529	$3,529

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

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

In December 2009, the Company repurchased and retired $100.0 million of the term loan outstanding for approximately 80% of its carrying value. Based on this transaction, management estimates that the fair value of its term loan is approximately 80% of its carrying value as of March 31, 2010. Management believes that the carrying values of all other financial instruments presented on the consolidated balance sheets approximate their fair values.

5. VARIABLE INTEREST ENTITIES

In the ordinary course of business, the Company sponsors the formation of various entities considered to be VIEs. These VIEs are primarily funds in which the Company serves as the general partner or the investment manager with decision making rights. VIEs consolidated by the Company are primarily funds in which kick-out or liquidation rights, if any, were deemed not to be substantive.

The Company’s involvement with funds that are VIEs and not consolidated is limited to providing investment management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $23.8 billion and $22.2 billion as of March 31, 2010 and December 31, 2009, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities.

The Company’s variable interests in funds determined to be VIEs that are not consolidated relate primarily to management fees and incentive income earned from those VIEs. As of March 31, 2010 and December 31, 2009, the only assets related to these variable interests amounted to $10.8 million and $251.4 million, respectively, which are included within income and fees receivable in the Company’s consolidated balance sheets.

In addition, the Company holds variable interests in certain joint ventures determined to be VIEs. The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $3.7 million and $3.8 million as of March 31, 2010 and December 31, 2009, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

As substantially all of the funds managed by the Company qualify for the deferral under ASU 2010-10, the Company’s determination of whether it is the primary beneficiary of a VIE is generally based on an analysis of which variable interest holder of a VIE is exposed to the majority of the expected losses or receives a majority of the expected residual returns. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee (generally 1.5% to 2.5% annually of assets under management) and incentive income (generally 20% of net appreciation in a given year), if any, earned by the Company. Accordingly, the Company’s determination of the primary beneficiary is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

The following table sets forth the assets and liabilities of funds determined to be VIEs and consolidated by the Company as primary beneficiary:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$59,023	$51,394
Other assets of consolidated Och-Ziff funds	1,531	1,713

Total Assets	$60,554	$53,107

Liabilities
Liabilities of consolidated Och-Ziff funds:
Other liabilities of consolidated Och-Ziff funds	$22	$30

Total Liabilities	$22	$30

The assets presented in the table above belong to the investors in those funds, are available for use only by the fund to which they belong, and are not available for use by the Company. The consolidated funds have no recourse with respect to any liability to the general credit of the Company. The Company also consolidates funds not considered to be VIEs and, therefore, the assets and liabilities of those funds are not included in the table above.

6. OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,736	20,736
Computer hardware and software	17,579	17,579
Furniture, fixtures and equipment	3,041	3,046
Accumulated depreciation and amortization	(27,286)	(25,192)

Fixed assets, net	36,670	38,769
Goodwill	22,691	22,691
Prepaid expenses	7,110	9,273
Refundable security deposits	6,767	6,785
Intangible assets, net	4,922	5,106
Investments in joint ventures	3,666	3,799
Investments in Och-Ziff funds	3,119	10,889
Other	6,607	6,272

Total Other Assets, Net	$91,552	$103,584

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Unearned revenues	$14,961	$12,876
Deferred rent credit	11,134	10,887
Current income taxes payable	8,361	5,070
Deferred income tax liabilities	7,819	9,590
Other	9,270	4,755

Total Other Liabilities	$51,545	$43,178

7. GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Occupancy and equipment	$7,169	$6,820
Professional services	4,694	5,348
Information processing and communications	3,137	3,682
Business development	2,109	1,767
Insurance	1,926	3,161
Other expenses	3,821	2,256

	22,856	23,034
Changes in tax receivable agreement liability	(264)	(784)

Total General, Administrative and Other	$22,592	$22,250

8. LOSS PER CLASS A SHARE

Basic net loss per Class A Share is computed by dividing the net loss allocated to Class A shareholders by the weighted-average number of Class A Shares outstanding for the period. In addition, 298,136 and 242,899 RSUs that have vested but have not been settled in Class A Shares are included in weighted-average Class A Shares outstanding in the calculation of basic and diluted net loss per Class A Share for the three months ended March 31, 2010 and 2009, respectively.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

The following table presents the computation of basic and diluted net loss per Class A Shares:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended March 31, 2010
Basic	$(88,639)	82,708,885	$(1.07)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		309,036,124
Class A Restricted Share Units	—	—		14,257,038

Diluted	$(88,639)	82,708,885	$(1.07)

Three Months Ended March 31, 2009
Basic	$(81,854)	76,547,204	$(1.07)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		311,099,524
Class A Restricted Share Units	—	—		15,420,909

Diluted	$(81,854)	76,547,204	$(1.07)

9. INCOME TAXES

The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of March 31, 2010. The estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as tax laws and regulations change. Additionally, the Company does not record incentive income in its interim financial statements, other than incentive income resulting from investor redemptions during the period. Accordingly, the effective tax rate for interim periods is not indicative of the tax rate expected for a full year.

The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the United States and in foreign jurisdictions. The provision for income taxes for the three months ended March 31, 2010 and 2009, includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of -2.27% and

-0.68%, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the partners’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

As of March 31, 2010 and December 31, 2009, the Company was not required to establish a liability for uncertain tax positions.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

10. RELATED PARTY TRANSACTIONS

Due to Affiliates

The following table presents the amounts included within due to affiliates:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Amounts payable under tax receivable agreement	$767,873	$785,530
Och-Ziff Operating Group distributions declared prior to Reorganization	9,133	248,111
Allocations to non-equity partner interests payable	8,233	132,654

Total Due To Affiliates	$785,239	$1,166,295

As of March 31, 2010 and December 31, 2009, the amounts presented above relating to (i) Och-Ziff Operating Group distributions declared prior to the Reorganization, where Mr. Och’s distributions were treated as equity distributions, and (ii) allocations to non-equity partner interests payable, where the other partners’ distributions prior to the Reorganization were treated as operating expenses, each represent the deferred balances payable to the Company’s partners, net of taxes. These balances relate to incentive income allocated to the partners and the Ziffs prior to the Offerings and are adjusted each period for earnings and losses on deferred balances, net of taxes.

Management Fees and Incentive Income Earned from Och-Ziff Funds

The Company earns substantially all of its management fees and incentive income from the Och-Ziff funds, which are considered related parties, as the Company manages the operations of and makes investment decisions for these funds. Management fees related to the real estate funds included within the Company’s other operations are collected directly from the investors in those funds, and therefore are not considered revenues earned from related parties. The following table presents management fees and incentive income earned from related parties:

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Management fees	$99,233	$91,563
Incentive income	$186	$—

Management Fees and Incentive Income Earned from Affiliates and Waived Fees

Prior to the Offerings, the Company did not charge management fees or earn incentive income on investments made by the partners, employees and other related parties. Following the Offerings, the Company began charging management fees and earning incentive income on new investments made in the funds by the partners and certain other related parties, including the partners’ reinvestment of the after-tax proceeds from the Offerings, other than their reinvestment of deferred balances. The Company continues to waive fees for employee investments in the funds. The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties.

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$5,298	$5,369
Incentive income	$—	$—
Fees waived on investments held by related parties:
Management fees	$3,210	$3,322
Incentive income	$—	$—

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $90 thousand and $81 thousand for Mr. Och’s personal use of the corporate aircraft based on market rates for the use of a private aircraft for the three months ended March 31, 2010 and 2009, respectively.

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

In connection with the departure of certain former partners during the three months ended March 31, 2010, the right of such former partners to receive payments under the tax receivable agreement by such partners was contributed to the Och-Ziff Operating Group. As a result, the Company now expects to pay to the remaining partners and the Ziffs approximately 80% (from 85%) of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of the increases in tax basis discussed above. In connection with the former partners’ contributions, the Company recorded a decrease in the liability for amounts payable under the tax receivable agreement of $17.4 million, a decrease of deferred income tax assets of $1.3 million related to income tax expense expected to be incurred as a result of the payments to the Och-Ziff Operating Group, an increase to the Company’s paid-in capital of $2.4 million and an increase to partners’ and others’ interests in consolidated subsidiaries of $13.7 million.

The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Och-Ziff Holding Corporation, a wholly-owned corporate-tax paying subsidiary of the Company, will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors.

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Bangalore and Beijing, in addition to operating leases on computer hardware. The related lease commitments have not changed materially since December 31, 2009.

Litigation

From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject, from time to time, in the ordinary course of business, to reviews, inquiries and investigations by agencies that have regulatory authority over the Company’s business activities. The Company is currently not subject to any pending judicial, administrative or arbitration proceedings that are expected to have a material impact on the Company’s results of operations or financial condition.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

Investment Commitments

As of March 31, 2010, an Och-Ziff fund consolidated by the Company had a commitment to fund investments in the amount of $191.0 million. This commitment will be funded through contributions from investors in the consolidated fund, as the Company is only the investment manager and not an investor in the fund. The Company expects this commitment to be funded over the next five years.

The Company has committed to fund a portion of the annual operating budget for a joint venture, and this portion currently totals approximately $4.7 million, of which $1.2 million has been funded through March 31, 2010. The joint venture periodically returns substantially all of the cash that is contributed by the Company, as expenses incurred by the joint venture are generally reimbursed by the projects it manages.

Other Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such material claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

12. SEGMENT INFORMATION

The Och-Ziff Funds segment is currently the Company’s only reportable segment and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The Och-Ziff Funds segment provides investment management and advisory services to the Company’s hedge funds and separately managed accounts.

The Company’s other operations are currently comprised of its real estate business, which manages and provides advisory services to the Company’s real estate funds, and investments in new businesses established to expand the Company’s private investment platforms. The businesses and investments included in the Company’s other operations do not meet the thresholds of reportable business segments under U.S. GAAP.

Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment.

Och-Ziff Funds Segment

Management uses Economic Income to evaluate the financial performance of and make resource allocation and other operating decisions for the Och-Ziff Funds segment. Economic Income is a pre-tax measure of performance that:

•	presents the results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds;

•	presents management fees net of recurring placement and related service fees on assets under management;

•	recognizes the full amount of deferred cash compensation as an expense on the date it is awarded irrespective of any requisite service period or deferral; and

•

excludes the following: Reorganization expenses, equity-based compensation expense, allocations to non-equity partner interests, profit sharing, net losses on deferred balances, net gains (losses) on investments in the Och-Ziff funds, depreciation and amortization, changes in the tax receivable agreement liability and amounts allocated to the partners and the Ziffs on their ownership interests in the Och-Ziff Operating Group.

Please see the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Economic Income of the Och-Ziff Funds segment.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

The following table presents Economic Income of the Och-Ziff Funds segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Economic Income Revenues
Management fees	$99,574	$92,424
Incentive income	186	—
Other revenues	284	214

Total Economic Income Revenues	100,044	92,638

Economic Income Expenses
Compensation and benefits	18,031	20,376
Non-compensation expenses	19,631	24,093

Total Economic Income Expenses	37,662	44,469

Net losses on joint ventures	(235)	—

Economic Income	$62,147	$48,169

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

The tables below present Economic Income of the Och-Ziff Funds segment, other operations and the related adjustments necessary to reconcile the Economic Income of the Och-Ziff Funds segment to the Company’s consolidated U.S. GAAP net loss. For a description of these adjustments, see the notes following the tables:

			Reconciling Adjustments
Three Months Ended March 31, 2010	Economic Income - Och-Ziff Funds	Other Operations	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)

Revenues
Management fees	$99,574	$877	$(60)	$1,351	(a)	$101,742
Incentive income	186	—	—	—		186
Other revenues	284	107	—	—		391
Income of consolidated Och-Ziff funds	—	7,116	—	—		7,116

Total Revenues	100,044	8,100	(60)	1,351		109,435

Expenses
Compensation and benefits	18,031	7,587	—	27,574	(b)(c)	53,192
Allocations to non-equity partner interests	—	—	—	—		—
Reorganization expenses	—	—	—	424,806	(e)	424,806
Profit sharing	—	—	—	—		—
Interest expense	1,957	—	—	—		1,957
General, administrative and other	17,674	1,731	—	3,187	(a)(g)	22,592
Expenses of consolidated Och-Ziff funds	—	1,076	6	—		1,082

Total Expenses	37,662	10,394	6	455,567		503,629

Other Income (Loss)
Net losses on deferred balances	—	—	—	—		—
Net gains (losses) on investments in Och-Ziff funds and joint ventures	(235)	(90)	—	378	(h)	53
Net gains of consolidated Och-Ziff funds	—	5,488	703	—		6,191

Total Other Income (Loss)	(235)	5,398	703	378		6,244

Income (Loss) Before Income Taxes	62,147	3,104	637	(453,838)		(387,950)
Income taxes	—	1,247	—	7,552	(g)	8,799

Consolidated Net Income (Loss)	$62,147	$1,857	$637	$(461,390)		$(396,749)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$11,254	$637	$(320,001	)(g)	$(308,110)

Net Income (Loss) Allocated to Class A Shareholders	$62,147	$(9,397)	$—	$(141,389)		$(88,639)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

			Reconciling Adjustments
Three Months Ended March 31, 2009	Economic Income - Och-Ziff Funds	Other Operations	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)

Revenues
Management fees	$92,424	$1,311	$(56)	$626	(a)	$94,305
Incentive income	—	—	—	—		—
Other revenues	214	54	—	—		268
Income of consolidated Och-Ziff funds	—	2,615	—	—		2,615

Total Revenues	92,638	3,980	(56)	626		97,188

Expenses
Compensation and benefits	20,376	8,686	—	22,814	(b)(c)	51,876
Allocations to non-equity partner interests	—	—	—	(340	)(d)	(340)
Reorganization expenses	—	—	—	419,949	(e)	419,949
Profit sharing	—	—	—	(17	)(f)	(17)
Interest expense	4,595	—	—	—		4,595
General, administrative and other	19,498	1,205	—	1,547	(a)(g)	22,250
Expenses of consolidated Och-Ziff funds	—	754	—	—		754

Total Expenses	44,469	10,645	—	443,953		499,067

Other Income (Loss)
Net losses on deferred balances	—	—	—	(11,293	)(h)	(11,293)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	—	(548)	—	294	(h)	(254)
Net gains (losses) of consolidated Och-Ziff funds	—	1,569	(1,292)	—		277

Total Other Income (Loss)	—	1,021	(1,292)	(10,999)		(11,270)

Income (Loss) Before Income Taxes	48,169	(5,644)	(1,348)	(454,326)		(413,149)
Income taxes	—	41	—	2,788	(g)	2,829

Consolidated Net Income (Loss)	$48,169	$(5,685)	$(1,348)	$(457,114)		$(415,978)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$3,433	$(1,348)	$(336,209	)(g)	$(334,124)

Net Income (Loss) Allocated to Class A Shareholders	$48,169	$(9,118)	$—	$(120,905)		$(81,854)

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

Other Adjustments. Economic Income is calculated by:

(a)	presenting management fees net of recurring placement and related service fees on assets under management, as management considers these fees a reduction in management fees, not an expense.

(b)	recognizing deferred cash compensation expense in full in the period in which it is awarded, as management determines the total amount of compensation based on the Company’s performance in the year of the award.

(c)	excluding equity-based compensation expense, as management does not consider these non-cash expenses when evaluating Economic Income for the Och-Ziff Funds segment.

(d)	excluding allocations to non-equity partner interests. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Company’s non-equity partners for periods prior to the Reorganization. For these periods, allocations to the partners, other than Mr. Och, were treated as expenses for U.S. GAAP purposes. Following the Reorganization, only allocations to the partners, other than Mr. Och, that are related to losses on deferred balances are incurred and these allocations are excluded from Economic Income.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

MARCH 31, 2010

(e)	excluding Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the partners and the Ziffs prior to the Reorganization as Och-Ziff Operating Group A Units and any subsequent reallocations of such units.

(f)	excluding the profit sharing expenses related to the Ziffs’ interest in the Company. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Ziffs for periods prior to the Reorganization. Following the Reorganization, only profit sharing expenses related to the allocation of losses on deferred balances are incurred and these allocations are excluded from Economic Income.

(g)	excluding depreciation, changes in the tax receivable agreement liability and amounts allocated to partners’ and others’ interests in consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment. Economic Income also excludes income taxes as it is a measure of pre-tax performance.

(h)	excluding the net losses on deferred balances and net gains (losses) on investments in Och-Ziff funds, as these amounts primarily relate to amounts due to affiliates for deferred balances, and amounts due to employees under deferred cash compensation arrangements that are indexed to the returns of certain funds.

Substantially all of the Company’s revenues are earned from the Och-Ziff funds. For the three months ended March 31, 2010, the Company recorded revenues of $37.4 million, $16.3 million and $16.0 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the three months ended March 31, 2009, the Company recorded revenues of $26.5 million, $17.5 million, $10.0 million and $9.9 million from four individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of our annual report filed with the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2009, which we refer to as our “Annual Report.” Actual results may differ materially from those contained in any forward-looking statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report. An investment in our Class A Shares is not an investment in any of our funds.

OVERVIEW

Our assets under management increased $2.2 billion, or 10%, year-over-year to $24.8 billion as of March 31, 2010 from $22.6 billion as of March 31, 2009. This increase was driven by the performance-related appreciation experienced by our funds during 2009 and the first quarter of 2010, partially offset by net outflows during the same period. During the first quarter of 2010, assets under management increased due to performance-related appreciation and net inflows. The net inflows we experienced during the quarter came from a mix of existing and new investors that were diversified both in terms of geography and type, and we are still seeing specific interest from pension funds and international sources of capital. Consistent with what we have seen for the last several quarters, fund investors are continuing to indicate strong interest in Och-Ziff, and our dialogue with them remains active. We believe that the capital inflow cycle for the hedge fund industry is underway and that we have been a beneficiary of those flows. While we cannot predict future capital flows, we expect this trend to continue, leading to additional growth in our assets under management over time. We believe that institutional investors view us as a manager of choice because of our consistent track record, our demonstrated alignment with our fund investors and our history of providing transparency and a robust infrastructure that is tailored to meet the requirements of our fund investors.

During the first quarter of 2010, we generated consistent, strong risk-adjusted returns. Our performance benefited from our multi-strategy, multi-geographic approach, enabling us to capitalize on investment opportunities in many different areas. Our first quarter returns were driven primarily by investment disciplines dependent on growth, such as equity restructurings, as well as opportunities in dislocated assets, such as distressed and structured credit. The specific strategies which were the primary contributors to our investment performance during the quarter were long/short equity special situations, structured credit and distressed credit in the United States and Europe, and convertible arbitrage in Asia.

For the first quarter of 2010, we reported a U.S. GAAP net loss allocated to Class A shareholders of $88.6 million, or $1.07 per basic and diluted Class A Share, compared to a U.S. GAAP net loss allocated to Class A shareholders of $81.9 million, or $1.07 per basic and diluted Class A Share for the first quarter of 2009. We reported Economic Income for the Company1 of $57.9 million for the first quarter of 2010, compared with $44.5 million in the first quarter of 2009. The $13.4 million, or 30%, year-over-year increase was principally attributable to the Och-Ziff Funds segment. Within the segment, the increase resulted from increased management fees due to higher assets under management compared to the prior-year period, and lower compensation and benefits and non-compensation expenses year-over-year.

MARKET FACTORS AFFECTING OUR BUSINESS

Our investment strategies in any given quarter are influenced by a combination of factors, including global economic and market conditions, the opportunities we see in specific asset classes or industry sectors and our risk management processes.

Global market and economic conditions generally continued to improve during the first quarter of 2010 after experiencing a pull-back mid-quarter due to concerns about sovereign credit and record deficit levels worldwide. Further signs of economic recovery and an apparent resolution to the sovereign default crisis caused the markets to stabilize more broadly as the quarter progressed, although signs remain mixed on the pace and magnitude of the recovery. Both equity and credit markets benefited from positive flows and improving fundamentals through the first three months of this year, and the S&P 500 Index rose for the fourth consecutive quarter.

Globally, convertible markets had mixed performance for the quarter. European and Asian convertible bond markets saw increased valuations, while the U.S. market was generally unchanged in terms of valuation. Convertible bond new issue activity was steady across all regions.

In the United States, credit markets continued to rally as spreads tightened further and high yield bond new issue activity set a new record during the first quarter. In Europe, credit markets continued to outperform with both leveraged loan and high yield markets rising substantially. Asian credit market conditions remained strong throughout the quarter.

[1]	Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, please see “—Economic Income Analysis.”

ASSETS UNDER MANAGEMENT AND FUND PERFORMANCE

Consistent, positive investment performance and preservation of fund investor capital are the key determinants of the long-term success of our business because they enable us to attract additional assets under management from both existing and new fund investors, as well as minimize redemptions of capital from our funds. Growth in assets under management in turn drives growth in our revenues and earnings. Conversely, poor investment performance slows our growth by decreasing our assets under management and increasing the potential for redemptions from our funds.

Management fees are directly impacted by any increase or decrease in our assets under management, whether due to investor capital flows or fund investment performance. Incentive income is directly impacted by our funds’ investment performance and indirectly impacted by increases and decreases in assets under management; therefore, to the extent that our assets under management change, our total revenues will change. For example, a $1 billion increase or decrease in assets under management subject to a 2% management fee would generally increase or decrease annual management fees by $20 million. If net profits attributable to a fee-paying fund investor were $1 billion, we generally would earn incentive income equal to $200 million, assuming a one-year incentive income measurement period, no change in current incentive income rates, no hurdle rate and no high-water marks from prior years.

Assets Under Management

Our assets under management are a function of the capital that is placed with us by fund investors globally, which we invest on their behalf based on the focus of the fund or funds they have selected. We typically accept capital from new and existing investors into our funds on a monthly basis on the first day of each month. Investors in our funds (other than investors in private investments, certain real estate funds and other new businesses) have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of these lock-up periods, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 45 days prior written notice. However, upon the payment of a redemption fee to the funds and upon giving 30 days prior written notice and subject to limitations, investors with quarterly redemption rights may redeem capital during the lock-up period. The lock-up requirements for the funds may generally be waived or modified in the sole discretion of the fund’s general partner or board of directors, as applicable. With respect to investors with quarterly redemption rights, requests for redemptions submitted during a quarter generally are paid on the first day of the following quarter. Accordingly, quarterly redemptions generally will have no impact on management fees during the quarter in which they are submitted. Instead, these redemptions will decrease assets under management as of the first day of the following quarter, which reduces management fees for that quarter. With respect to investors with annual redemption rights, redemptions paid prior to the end of a quarter impact assets under management in the quarter in which they are paid, and therefore impact management fees for that quarter.

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

Information with respect to our assets under management throughout this quarterly report, including the tables set forth in this discussion and analysis, includes deferred balances, which are made up of incentive income receivables from our offshore funds that were deferred by our partners and the Ziffs prior to our IPO, and investments by us, our partners, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners, employees and certain other related parties, including the reinvestment by our partners of the after-tax proceeds from the Offerings, other than the reinvestment by our partners of deferred balances. As of March 31, 2010, approximately 10% of our assets under management represented investments by us, our partners and certain other related parties in our funds and the deferred balances. As of this date, approximately 36% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to deferred balances and pre-IPO investments by our partners as well as other related parties.

As further discussed below in “—Understanding Our Results—Revenues,” we generally calculate management fees based on assets under management as of the beginning of each quarter. The assets under management in the tables below are presented net of management fees and incentive income and are as of the end of the period. Accordingly, the assets under management presented in the tables below are not the amounts used to calculate management fees for the respective periods.

The following table sets forth assets under management of our most significant funds (by asset size):

	March 31,
	2010	2009
	(dollars in thousands)
OZ Master Fund	$18,052,988	$14,345,646
OZ Europe Master Fund	$2,951,839	$3,504,339
OZ Asia Master Fund	$1,327,460	$1,707,017
OZ Global Special Investments Master Fund	$1,242,417	$1,903,830

Assets under management presented in the table above do not include assets under management related to our real estate funds, the separate accounts we manage on behalf of certain institutions or certain other funds that are not material, which collectively were approximately $1.2 billion as of March 31, 2010 and 2009.

During the first quarter of 2010, our partners re-allocated $713.9 million of their $1.5 billion of after-tax proceeds from the Offerings invested in the OZ Global Special Investments Master Fund to our other funds, although essentially all of this amount was reinvested in the OZ Master Fund. As the majority of our fund investors’ capital is in the OZ Master Fund, this change further aligns the partners’ interests with theirs. The change also reflects the fact that our fund investors have become more selective in their appetite for exposure to private investments in favor of the broader investment opportunities available on a multi-strategy basis. The full amount of our partners’ capital continues to be subject to the original 5-year lock-up from the time of our IPO, and the amount remaining in the OZ Global Special Investments Master Fund will continue to be used to invest in our private investments platforms.

The table below sets forth the changes to our assets under management and weighted-average assets under management. The weighted-average assets under management excludes the impact of first-quarter performance-related appreciation for the periods presented, as these amounts do not impact management fees calculated for such periods.

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Balance-beginning of period	$23,079,796	$26,954,606
Net flows	1,025,624	(5,086,122)
Appreciation	744,351	732,672

Balance-end of period	$24,849,771	$22,601,156

Weighted-average assets under management	$23,763,299	$22,034,525

Our assets under management increased $2.2 billion, or 10%, year-over-year as a result of positive investment performance of $4.2 billion generated by our funds from March 31, 2009 to March 31, 2010. In addition, our funds experienced capital net inflows of $1.3 billion during the fourth quarter of 2009 and the first quarter of 2010. These increases were partially offset by capital net outflows our funds experienced in the second and third quarters of 2009.

In the first quarter of 2010, our funds experienced performance-related appreciation of $744 million and capital net inflows of $1.0 billion, which were comprised of $1.8 billion of gross inflows and $815.8 million of gross outflows. The inflows were driven by increased institutional investor confidence in placing capital with alternative asset managers and, in turn with us, in order to enhance the yield and diversification of their investments as global market conditions have stabilized. The outflows were driven by quarterly redemption requests, which we believe have normalized to levels seen prior to 2008.

In the first quarter of 2009, our funds experienced performance-related appreciation of $732.7 million and capital net outflows of $5.1 billion, which were comprised of $71.6 million of gross inflows and $5.2 billion of gross outflows. The outflows were driven principally by fourth quarter 2008 redemption requests of $5.0 billion paid on January 1, 2009, as institutional investors re-balanced, reduced or eliminated their exposures to hedge funds and the capital markets generally in response to challenging market conditions in the fourth quarter of 2008.

Estimated assets under management as of May 1, 2010 were $26.0 billion, an increase of approximately $1.2 billion from March 31, 2010, as a result of capital net inflows of $1.0 billion from April 1, 2010 to May 1, 2010, and performance-related appreciation of approximately $200 million.

Fund Performance

Annual fund investment performance, as generally earned on a calendar-year basis, determines the amount of incentive income we will earn in a given year. Incentive income is generally 20% of the net realized and unrealized profits attributable to each of our fund investors, excluding unrealized profits on private investments and subject to any high-water marks.

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

The table below sets forth performance information for our most significant master funds (by asset size). These net returns represent a composite of the average net returns of the feeder funds that comprise each of the master funds presented and are presented on a total return basis, net of all fees and expenses (except, as noted above, incentive income earned on certain unrealized private investments that could reduce returns at the time of realization) and include the reinvestment of all dividends and income. These net returns also include realized and unrealized gains and losses attributable to certain private and IPO investments that are not allocated to all investors in the funds.

	Net Return for the Three Months Ended March 31,
	2010	2009
OZ Master Fund	2.7%	4.4%
OZ Europe Master Fund	4.4%	-0.2%
OZ Asia Master Fund	5.0%	4.4%
OZ Global Special Investments Master Fund	3.8%	0.7%

For the three months ended March 31, 2010, performance-related appreciation was due primarily to investment opportunities in structured credit and distressed credit in the United States and Europe, long/short equity special situations in the United States and Europe and convertible arbitrage in Asia.

For the three months ended March 31, 2009, performance-related appreciation was due primarily to improved investment opportunities in U.S. and Asian equities, convertible arbitrage and credit, all of which relate to underlying strategies in our master funds.

UNDERSTANDING OUR RESULTS

Revenues

Our operations have been financed primarily by cash flows generated by our business. Our principal sources of revenues are management fees and incentive income.

•	Management fees. We earn management fees as follows:

Hedge Funds and Managed Accounts. Management fees typically range from 1.5% to 2.5% annually of assets under management and currently average approximately 1.7%. This average rate takes into account the effect of non-fee paying assets under management, the management fee charged on capital contributed and the management fee on capital redeemed. Management fees are generally calculated and paid to us on a quarterly basis, at the beginning of the quarter, based on assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the management fee rates charged on new capital compared with the rates on capital that is redeemed, and the relative magnitude and timing of inflows and redemptions during the respective quarter.

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

•

Incentive Income. We earn incentive income based on the performance of the Och-Ziff funds and managed accounts. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor, but excludes unrealized profits on private investments. We do not recognize incentive income until the end of the measurement period when the amounts are contractually payable, or “crystallized.” The measurement period for most of our assets under management is on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31st. Generally, any incentive income recorded during the first three quarters of the year is related to fund investor redemptions. The measurement period, however, with respect to approximately 7% of our assets under management is based on longer measurement periods and is subject to a hurdle rate. Furthermore, incentive income on private investments is earned in the year of the sale or on realization of the private investment.

As of January 1, 2010, all of our funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning we will not be able to earn incentive income with respect to a fund investor’s investment loss in the year or years following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark. Prior to January 1, 2010, most of our funds had a one-year high-water mark.

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

Expenses

Our operating expenses consist of the following:

•

Compensation and benefits. Compensation and benefits in the first quarter is comprised of salaries and benefits, guaranteed bonus accruals and equity-based compensation primarily in the form of Class A restricted share units, or “RSUs”. On an annual basis, compensation and benefits comprise the most significant portion of total expenses, with discretionary cash bonuses comprising the majority of total compensation and benefits. These cash bonuses are funded by total annual revenues, which are significantly influenced by the incentive income we earn for the year.

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

In addition, the following expenses also impact our U.S. GAAP results:

Reorganization Expenses. Prior to the Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization.” As part of the Reorganization, interests in the Och-Ziff Operating Group held by our partners and the Ziffs were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash charges that we have recorded within Reorganization expenses in our consolidated statements of operations.

Allocations to Non-Equity Partner Interests and Profit Sharing. Prior to the Reorganization, income allocations to our partners, other than Mr. Och, and to the Ziffs on their interests in our business were recorded as expenses within allocations to non-equity partner interests and profit sharing, respectively, in the consolidated statements of operations. For periods following the Reorganization, allocations to Och-Ziff Operating Group A Units are recorded within net loss allocated to partners’ and others’ interests in consolidated subsidiaries in the consolidated statements of operations, as these are equity interests held directly in the Och-Ziff Operating Group.

Expenses of Consolidated Och-Ziff Funds. Expenses recorded as expenses of consolidated Och-Ziff funds consist of interest expense, dividend expense, stock loan fees and other expenses.

Other Income (Loss)

Our other income (loss) consists of:

•

Net Earnings (Losses) on Deferred Balances. Net earnings (losses) on deferred balances represent the changes in fair value of the deferred balances owed to our partners and the Ziffs. Earnings (losses) on deferred balances will impact the amounts ultimately paid to our partners and the Ziffs, and therefore will not impact our Class A shareholders. For more information, see “—Liquidity and Capital Resources—Distributions, Future Liquidity and Capital Needs—Deferred Balances Distributions.”

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

Income Taxes

Income taxes consist of our provision for federal, state, local and foreign income taxes, including provisions for deferred income taxes resulting from temporary differences between the tax and U.S. GAAP basis. The computation of the provision requires certain estimates and significant judgment including, but not limited to, the expected taxable income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences between the tax and U.S. GAAP basis and the likelihood of being able to fully utilize deferred tax assets existing as of the end of the period. In addition, the amount of incentive income we earn, the resultant flow of revenues and expenses through our legal entity structure, the effect that changes in our Class A share price may have on the ultimate deduction we are able to take related to the vesting of RSUs, and any changes in future enacted income tax rates may have a significant impact on our income tax provision and effective tax rate.

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries

Partners’ and others’ interests in consolidated subsidiaries represents ownership interests held by parties other than us and is primarily made up of: (i) Och-Ziff Operating Group A Units held by our partners and the Ziffs; and (ii) fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in this item related to the Och-Ziff Operating Group A Units are driven by the earnings or losses of the Och-Ziff Operating Group. Increases or decreases in this item related to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings or losses of the consolidated Och-Ziff funds.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Revenues
Management fees	$101,742	$94,305	$7,437	8%
Incentive income	186	—	186	NM
Other revenues	391	268	123	46%
Income of consolidated Och-Ziff funds	7,116	2,615	4,501	172%

Total Revenues	109,435	97,188	12,247	13%

Expenses
Compensation and benefits	53,192	51,876	1,316	3%
Allocations to non-equity partner interests	—	(340)	340	NM
Reorganization expenses	424,806	419,949	4,857	1%
Profit sharing	—	(17)	17	NM
Interest expense	1,957	4,595	(2,638)	-57%
General, administrative and other	22,592	22,250	342	2%
Expenses of consolidated Och-Ziff funds	1,082	754	328	44%

Total Expenses	503,629	499,067	4,562	1%

Other Income (Loss)
Net losses on deferred balances	—	(11,293)	11,293	NM
Net gains (losses) on investments in Och-Ziff funds and joint ventures	53	(254)	307	NM
Net gains of consolidated Och-Ziff funds	6,191	277	5,914	NM

Total Other Income (Loss)	6,244	(11,270)	17,514	NM

Loss Before Income Taxes	(387,950)	(413,149)	25,199	6%
Income taxes	8,799	2,829	5,970	211%

Consolidated Net Loss	$(396,749)	$(415,978)	$19,229	5%

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(308,110)	$(334,124)	$26,014	8%

Net Loss Allocated to Class A Shareholders	$(88,639)	$(81,854)	$(6,785)	-8%

Revenues

Management fees. The following table sets forth the components of our management fees:

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Och-Ziff Funds segment:
Hedge funds	$97,942	$90,993	$6,949	8%
Managed accounts	1,632	1,431	201	14%
Och-Ziff real estate funds	877	1,311	(434)	-33%
Eliminated in consolidation and other Economic Income adjustments	1,291	570	721	126%

Total	$101,742	$94,305	$7,437	8%

Management fees increased by $7.4 million, or 8%, compared to the first quarter of 2009, primarily due to the year-over-year increase in average assets under management. Our management fees, before the impact of eliminations, were 1.7% (annualized) of our weighted-average assets under management in the first quarter of 2010 and 2009. See “—Och-Ziff Funds Segment Analysis” for a discussion of management fees earned by the Och-Ziff Funds segment before the impact of eliminations in consolidation.

Income of consolidated Och-Ziff funds. Income of consolidated Och-Ziff funds increased by $4.5 million, or 172%, compared to the first quarter of 2009. This income is primarily related to the Company’s domestic real estate funds.

Expenses

Compensation and benefits. Compensation and benefits expenses increased by $1.3 million, or 3%, compared to the first quarter of 2009, primarily as a result of an increase of $4.9 million of equity-based compensation expense, offset by a decrease of $3.8 million of bonus compensation expense primarily related to a lower level of one-time, non-recurring bonus payments. Our global headcount was 382 at March 31, 2010 compared to 381 at March 31, 2009.

Reorganization expenses. Reorganization expenses increased by $4.9 million, or 1%, compared to the first quarter of 2009. These expenses represent the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our partners after the Offerings. The increase in Reorganization expenses was primarily attributable to the acceleration of $11.4 million of Reorganization expenses on certain Och-Ziff Operating Group A Units related to the departure of certain former partners. Offsetting the increase was a decrease in the amortization on certain units forfeited by former partners in the first half of 2009 and the first quarter of 2010 and subsequently reallocated to the remaining partners. The grant-date fair value of the reallocated units was lower than the original grant-date fair value, and therefore the Reorganization expenses associated with the reallocated units decreased. Assuming no material forfeitures or reallocations, the estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our partners are expected to be approximately $1.2 billion for the remainder of 2010, $1.7 billion in 2011 and $1.5 billion in 2012.

Interest expense. Interest expense decreased by $2.6 million, or 57%, compared to the first quarter of 2009. This decrease was primarily due to the decrease in LIBOR, to which both our term loan obligation and note payable on our corporate aircraft are indexed. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month. Additionally, interest expense decreased as a result of the early retirement of an aggregate of $105 million of our term loan in 2009.

General, administrative and other expenses. The following table sets forth the components of our general, administrative and other expenses:

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Occupancy and equipment	$7,169	$6,820	$349	5%
Professional services	4,694	5,348	(654)	-12%
Information processing and communications	3,137	3,682	(545)	-15%
Business development	2,109	1,767	342	19%
Insurance	1,926	3,161	(1,235)	-39%
Other expenses	3,821	2,256	1,565	69%

	22,856	23,034	(178)	-1%
Changes in tax receivable agreement liability	(264)	(784)	520	66%

Total General, Administrative and Other	$22,592	$22,250	$342	2%

General, administrative and other expenses increased by $342 thousand, or 2%, compared to the first quarter of 2009. This increase was primarily driven by higher fund organization costs within other operations (included within other expenses in the table above), partially offset by lower insurance costs.

Other Income (Loss)

Net Losses on deferred balances. There were no earnings or losses on deferred balances in the first quarter of 2010 as substantially all of the deferred balances were collected from the offshore funds and distributed to our partners and the Ziffs at the beginning of the year. We expect the remaining balances to be collected and distributed to our partners and the Ziffs in the second quarter of 2010. See “—Liquidity and Capital Resources—Dividends, Distributions, Future Liquidity and Capital Needs—Deferred Balances Distributions” for additional information.

Net gains of consolidated Och-Ziff funds. Net gains of consolidated Och-Ziff funds increased by $5.9 million compared to the first quarter of 2009. These net gains are primarily related to the Company’s domestic real estate funds.

Income Taxes

Income tax expense increased by $6.0 million, or 211%, compared to the first quarter of 2009. The increase was primarily driven by higher profitability in the Och-Ziff Operating Group and certain of its foreign subsidiaries. The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, a portion of the income we earn is subject to corporate level tax rates in the United States and in foreign jurisdictions. The provision for income taxes includes federal, state and local taxes in the Unites States and foreign taxes at an effective tax rate of -2.27% for the three months ended March 31, 2010, compared to an effective tax rate of -0.68% for the three months ended March 31, 2009. These effective tax rates differed from our statutory rate for the following reasons: (i) only a portion of the income we earn is subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income we earn is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) Reorganization expenses are non-deductible for income tax purposes.

As of and for the three months ended March 31, 2010 and 2009, we were not required to establish a liability for uncertain tax positions. In addition, as of March 31, 2010, we had net operating loss carryforwards of $86.8 million for federal income taxes and $12.0 million for state and local income taxes that will expire by December 31, 2029 and 2030, respectively.

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries

The following table sets forth the components of the net loss allocated to partners’ and others’ interests in consolidated subsidiaries:

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(320,001)	$(326,146)	$6,145	2%
Consolidated Och-Ziff funds	12,045	2,029	10,016	494%
Other	(154)	(10,007)	9,853	98%

Total	$(308,110)	$(334,124)	$26,014	8%

Net loss allocated to partners’ and others’ interests in consolidated subsidiaries decreased by $26.0 million, or 8%, compared to the first quarter of 2009. The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units declined from 80.3% as of March 31, 2009 to 78.9% as of March 31, 2010. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net loss in future periods as losses of the Och-Ziff Operating Group are allocated to these interests.

ECONOMIC INCOME ANALYSIS

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$62,147	$48,169	$13,978	29%
Other operations - Non-GAAP	(4,265)	(3,658)	(607)	-17%

Total Company - Non-GAAP	$57,882	$44,511	$13,371	30%

We conduct substantially all of our operations through our only reportable segment, the Och-Ziff Funds segment, which provides investment management and advisory services to our hedge funds and separately managed accounts. Our other operations are currently comprised of our real estate business, which manages and provides advisory services to our real estate funds, and investments in new businesses established to expand our private investment platforms.

In addition to analyzing our results on a U.S. GAAP basis, management also reviews our results on an “Economic Income basis.” Economic Income for the Company, the Och-Ziff Funds segment and our other operations excludes the adjustments described below that are required for presentation of our results on a U.S. GAAP basis, but that management does not consider when evaluating operating performance in any given period. Management, therefore, uses Economic Income as the basis on which it evaluates our financial performance and makes resource allocation and other operating decisions. In addition, management believes that Economic Income provides a more comparable view of our operating performance from period to period. Management considers it important that investors review the same operating information that it uses.

Economic Income is a measure of pre-tax operating performance that excludes the following from our results on a U.S. GAAP basis:

•

Income allocations to our partners and the Ziffs on their direct interests in the Och-Ziff Operating Group. Management reviews operating performance at the Och-Ziff Operating Group level, where substantially all of our operations are performed, prior to making any income allocations;

•

Reorganization expenses related to the Offerings, equity-based compensation expenses and depreciation and amortization expenses, as management does not consider these non-cash expenses to be reflective of operating performance;

•	Changes in the tax receivable agreement liability, as management does not consider this to be reflective of operating performance;

•

Net losses on the deferred balances and net gains (losses) on investments in Och-Ziff funds, as these amounts primarily relate to amounts due to our partners and the Ziffs for pre-IPO deferred incentive income, and amounts due to employees under deferred cash compensation arrangements, as management does not consider these items to be reflective of operating performance; and

•

Amounts related to the consolidated Och-Ziff funds, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned from all of the Och-Ziff funds in relation to total assets under management and fund performance.

In addition, deferred cash compensation expense is recognized in full in the period in which it is awarded, as management determines the total amount of compensation based on our performance in the year of the award.

For a reconciliation of Economic Income of the Och-Ziff Funds segment and its components to the respective U.S. GAAP basis for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 12 to our consolidated financial statements included in this quarterly report.

Economic Income for our other operations is a non-GAAP measure that is calculated on the same basis as the methodology that is used to calculate Economic Income for the Och-Ziff Funds segment. Management also evaluates Economic Income for the Company, which is a non-GAAP measure that equals the sum of Economic Income for the Och-Ziff Funds segment and for our other operations. Our non-GAAP financial measures should not be considered as alternatives to our U.S. GAAP net loss or cash flow from operations, or as indicative of liquidity or the cash available to fund operations. Our non-GAAP measures may not be comparable to similarly-titled measures used by other companies. For reconciliations of these non-GAAP measures to the respective U.S. GAAP measures, see “—Economic Income Reconciliations” at the end of this management’s discussion and analysis of financial condition and results of operations.

Och-Ziff Funds Segment—Economic Income Analysis

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Economic Income Revenues
Management fees	$99,574	$92,424	$7,150	8%
Incentive income	186	—	186	NM
Other revenues	284	214	70	33%

Total Economic Income Revenues	100,044	92,638	7,406	8%

Economic Income Expenses
Compensation and benefits	18,031	20,376	(2,345)	-12%
Non-compensation expenses	19,631	24,093	(4,462)	-19%

Total Economic Income Expenses	37,662	44,469	(6,807)	-15%

Net losses on joint ventures	(235)	—	(235)	NM

Economic Income	$62,147	$48,169	$13,978	29%

Economic Income for the Och-Ziff Funds segment increased $14.0 million, or 29%, compared to the first quarter of 2009. The increase was driven by higher management fees, and lower compensation and non-compensation expenses.

Economic Income Revenues

Management fees. Management fees for the segment increased by $7.2 million, or 8%, compared to the first quarter of 2009 primarily due to the year-over-year increase in average assets under management resulting from performance-related appreciation experienced by our funds in 2009 and the first quarter of 2010.

Economic Income Expenses

Compensation and benefits. Compensation and benefits expenses decreased by $2.3 million, or 12%, compared to the first quarter of 2009. The decrease was primarily related to decreases in bonus compensation expense reflecting a lower level of one-time, non-recurring bonus payments.

Non-compensation expenses. The following table presents the components of non-compensation expenses for the segment:

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Occupancy and equipment	$5,910	$5,979	$(69)	-1%
Professional services	4,626	4,460	166	4%
Information processing and communications	2,230	2,765	(535)	-19%
Business development	2,086	1,727	359	21%
Interest expense	1,957	4,595	(2,638)	-57%
Insurance	1,926	3,161	(1,235)	-39%
Other expenses	896	1,406	(510)	-36%

Total Non-Compensation Expenses	$19,631	$24,093	$(4,462)	-19%

Non-compensation expenses decreased by $4.5 million, or 19%, compared to the first quarter of 2009. This decrease was driven primarily by lower insurance costs and lower interest expense due to the decrease in LIBOR, to which both our term loan obligation and the note payable on our corporate aircraft are indexed. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month. Additionally, interest expense decreased as a result of the early retirement of an aggregate of $105 million of our term loan in 2009.

Other Operations – Economic Income Analysis (Non-GAAP)

Our other operations are comprised of our real estate business, which manages and provides advisory services to our real estate funds, and investments in new businesses established to expand certain of our private investment platforms. The businesses within our other operations are currently in their early growth stages, and are not included in the results of the Och-Ziff Funds segment.

Economic Income for our other operations was a net loss of $4.3 million for the three months ended March 31, 2010, compared with a net loss of $3.7 million for the three months ended March 31, 2009. The increase in the Economic Income net loss was principally the result of lower management fees and higher fund organization costs, partially offset by lower professional services fees.

Economic Income for our other operations as discussed above is a non-GAAP measure. For reconciliations of Economic Income of our other operations to the respective U.S. GAAP net loss for the periods described above, see “—Economic Income Reconciliations.”

The Company – Economic Income Analysis (Non-GAAP)

Economic Income for the Company was $57.9 million, a 30% increase from Economic Income for the Company of $44.5 million for the first quarter of 2009. The primary drivers for the increase were higher management fees, lower compensation and non-compensation expenses in the Och-Ziff Funds segment.

Economic Income for the Company as discussed above is a non-GAAP measure. For reconciliations of Economic Income for the Company to the respective U.S. GAAP net loss for the periods described above, see “—Economic Income Reconciliations.”

LIQUIDITY AND CAPITAL RESOURCES

The working capital needs of our business have historically been met and continue to be met through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds and managed accounts. We currently do not incur any indebtedness to fund our on-going operations, but have outstanding indebtedness that was incurred in connection with the Reorganization and to refinance the note payable on our corporate aircraft. We expect that our primary liquidity needs over the next 12 months will be to:

•	pay our operating expenses, primarily consisting of compensation and benefits, as well as any related tax withholding obligations, and general and administrative expenses;

•	repay borrowings;

•	provide capital to facilitate the growth of our existing business;

•	pay income taxes and amounts to our partners and the Ziffs with respect to the tax receivable agreement as discussed below;

•	make cash distributions to our partners and the Ziffs on their interests in the Och-Ziff Operating Group and pay dividends to our Class A shareholders; and

•	make planned distributions of the deferred balances to our partners and the Ziffs as discussed below.

Management fees and incentive income earned from our funds have historically been the primary sources of cash used to fund operating expenses, pay dividends to our Class A shareholders and make corresponding payments to our partners and the Ziffs with respect to their interests in the Och-Ziff Operating Group. Our revenues, and therefore cash available to fund operations, are directly impacted by the amount of our assets under management, which is a function of both our funds’ investment performance as well as capital inflows and redemptions, and the investment performance of our funds. Our revenues are also impacted by the rates we charge for management fees and incentive income and by the timing of recognition of incentive income.

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

Based on our historical results, management’s experience and our current assets under management, we believe that our existing cash resources together with the cash generated from management fees will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. In addition, we believe that we will be able to adjust our expense infrastructure as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.

We expect to meet our longer-term liquidity requirements, including the repurchase, retirement or repayment of our debt obligations, through the generation of management fees and incentive income, refinancing of existing debt, or the issuance of new debt or additional equity which may dilute existing shareholders. Over the long term, we believe we will be able to grow our assets under management and generate positive investment performance in our funds, which we expect will allow us to grow our management fees and incentive income.

To maintain maximum flexibility to meet demands and opportunities both in the short and long term, and subject to existing contractual arrangements, we may want to retain cash, issue additional equity or borrow additional funds to:

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

Debt Obligations

Term Loan. On July 2, 2007, we entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75%. The term loan will mature in July 2012 and is secured by a first priority lien on substantially all of our assets. The term loan is payable in equal quarterly installments, which began on December 31, 2008, in an aggregate annual amount equal to 1% of the original principal amount borrowed under the term loan, and the balance will be payable upon maturity. As of March 31, 2010, we have repaid $11.2 million in accordance with this requirement.

In June 2009, we repurchased and retired $5.0 million of the outstanding balance for $3.0 million, and in December 2009, we repurchased and retired an additional $100.0 million of the outstanding balance for $80.0 million. As of March 31, 2010, the total outstanding amount of the term loan was $633.8 million.

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

The term loan permits us to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, we are in compliance with a leverage ratio of 3.0 to 1.0 of EBITDA (as defined in the credit agreement) and no default or event of default has occurred and is continuing. As of March 31, 2010, we have not incurred any unsecured indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan.

The term loan also limits the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of March 31, 2010, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

Distributions, Future Liquidity and Capital Needs

On May 4, 2010, we announced a $0.09 dividend on our Class A Shares to shareholders of record on April 1, 2010, expected to be paid on May 11, 2010. In connection with this dividend, we expect to make a cash distribution of $34.3 million to our partners and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group.

On February 18, 2010, we paid a $0.58 dividend on our Class A Shares to shareholders of record on December 31, 2009. In connection with this dividend, we made a cash distribution of $198.9 million to our partners and the Ziffs on their direct ownership interests in the Och-Ziff Operating Group.

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

Tax Receivable Agreement. We have made and may in the future be required to make additional payments under the tax receivable agreement that we entered into with our partners and the Ziffs. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings, and subsequent taxable exchanges by our partners and the Ziffs of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) have agreed to pay our partners and the Ziffs 85% of the amount of cash savings, if any, in federal, state and local income tax in the United States that these entities actually realize related to their units as a result of such increases in tax basis. In connection with the departure of certain former partners, the right to receive payments under the tax receivable agreement by such partners was contributed to the Och-Ziff Operating Group. As a result, we expect to pay to our remaining partners and the Ziffs approximately 80% (from 85%) of the overall cash savings, if any, in federal, state and local income tax in the United States that we actually realize as a result of such increases in tax basis.

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

As of March 31, 2010, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group B Units in the Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares by certain former partners would approximate $957.8 million over the next 13 to 15 years, resulting in payments to our partners and the Ziffs of approximately $767.9 million over the same period of time. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including those described below:

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

Deferred Balances Distributions. Through 2006, we deferred collection of a certain portion of incentive income receivable from our offshore funds. As a result of a change in the method of accounting used for U.S. income tax purposes by certain of our subsidiaries, we no longer defer the collection of such receivables. All remaining deferred balances, which as of March 31, 2010, were $15.4 million, will be paid to us in 2010. Such amounts, in turn, will be distributed to our partners and the Ziffs, and therefore will not benefit our Class A shareholders.

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

We also follow a rigorous risk management process and regularly monitor the liquidity of our funds’ portfolios in relation to economic and market factors and the timing of potential investor redemptions. As a result of this process, we may determine to reduce exposure or increase the liquidity of our funds’ portfolios at any time, whether in response to global economic and market conditions, redemption requests or otherwise. For these reasons, we believe we will be well prepared to address market conditions and redemption requests, as well as any other events, with limited impact on our funds’ liquidity position. Nevertheless, significant redemptions made during a single quarter could adversely affect our funds’ liquidity position, as we may meet redemptions by using our funds’ available cash or selling assets (possibly at a loss). Such actions would result in lower assets under management, which would reduce the amount of management fees and incentive income we may earn. Our funds could also meet redemption requests by increasing leverage, provided we are able to obtain financing on reasonable terms, if at all. We believe our funds have sufficient liquidity to meet any anticipated redemptions for the foreseeable future.

Cash Flows Analysis

Operating Activities. Net cash provided by operating activities was $397.2 million and $168.1 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, net cash flows from operating activities were primarily related to the collection of prior-year incentive income and current-year management fees, less interest expense and other operating expenses. During the first three months of 2010, we collected $389.3 million of deferred balances, which we in turn distributed to our partners and the Ziffs, net of taxes. The deferred balances distributed to Mr. Och, net of taxes, in the first three months of 2010 in the amount of $122.0 million were recorded within cash flows from financing activities, as these were distributions on Mr. Och’s pre-IPO equity interest. During the first three months of 2009, we collected $197.6 million of deferred balances, which we in turn distributed to our partners and the Ziffs, net of taxes. The deferred balances distributed to Mr. Och, net of taxes, in the first three months of 2009 in the amount of $116.4 million were recorded within cash flows from financing activities, as these were distributions on Mr. Och’s pre-IPO equity interest.

Investing Activities. There were no significant changes in the net cash used in investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated statements of cash flows.

Financing Activities. Net cash used in financing activities was $351.0 million and $125.3 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, net cash flows from financing activities are primarily related to the dividends paid of $47.5 million and $3.8 million, respectively, to our Class A shareholders and distributions to our partners and the Ziffs of $198.9 million and $15.6 million, respectively, on their Och-Ziff Operating Group A Units. In addition, as discussed above, deferred balances distributed to Mr. Och, net of taxes, in the amount of $122.0 and $116.4 million in the first three months of 2010 and 2009, respectively, were recorded as financing-related cash outflows.

CONTRACTUAL OBLIGATIONS

There have been no significant changes to our contractual obligations reported in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, we did not have any off-balance sheet arrangements.

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

Fair Value of Investments

The valuation of investments held by our funds is the most critical estimate made by management impacting our results. The Och-Ziff funds are considered investment companies for U.S. GAAP purposes. Pursuant to specialized accounting for investment companies under U.S. GAAP, investments of these funds are carried at their estimated fair values. The valuation of investments in our funds has a significant impact on our results, as our management fees and incentive income are determined based on the fair value of the investments held by the funds.

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

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities included in this category include listed equities, sovereign debt of developed nations and listed derivatives. As required under U.S. GAAP, we do not adjust the quoted price for these assets or liabilities, even in situations where we may hold a large position and a sale could reasonably impact the quoted market price. While our funds hold Level I assets and liabilities in their portfolios, as of March 31, 2010, we did not hold any Level I assets or liabilities directly or indirectly through the consolidated funds.

•

Level II – Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities generally included in this category include certain corporate bonds and loans, less liquid and restricted equity securities, forward contracts and certain over-the-counter derivatives. While our funds hold Level II assets and liabilities in their portfolios, as of March 31, 2010, we did not hold any Level II assets or liabilities directly or indirectly through the consolidated funds.

•

Level III – Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation. The fair value of such assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Assets and liabilities that are included in this category generally include general and limited partnership interests in private equity and real estate. In addition, funds not consolidated by us may hold additional types of Level III assets and liabilities, such as equity and debt securities issued by private entities, certain corporate bonds, credit default swaps, bank debt, certain structured credit products and certain over-the-counter derivatives. As of March 31, 2010, the investments held by our consolidated funds and the deferred balances, the only assets we carry at fair value in our consolidated balance sheets, were Level III assets. While our funds hold Level III liabilities in their portfolios, as of March 31, 2010, we did not hold any Level III liabilities directly or indirectly through the consolidated funds.

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

We employ sufficient resources to help ensure that the financial control and internal audit groups are able to function at an appropriate quality level. We believe our internal control infrastructure utilizes an effective and appropriate level of segregation of duties. Specifically, the financial control group is responsible for establishing and monitoring compliance with valuation policies, as well as reporting compliance with these policies to our Audit Committee. Our internal audit group employs a risk-based program of audit coverage that is designed to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, internal audit meets with management periodically to evaluate and provide guidance on the existing risk framework and control environment assessments. Within our trading and investing functions, we have established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources, and fair valuation hierarchy coding within our financial reporting system. The appropriate internal and external resources with technical expertise and product, market and industry knowledge, perform independent verification of prices, profit and loss review, and validation of the models used in our valuation process.

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

As of March 31, 2010 and December 31, 2009, our only assets carried at fair value were the deferred balances and the investment holdings of the consolidated Och-Ziff funds. The deferred balances and the investments held by the consolidated Och-Ziff funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy.

The following table sets forth the fair values of assets classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

Assets Recorded at Fair Value	March 31, 2010	Valuation Technique
	(dollars in thousands)
Deferred balances, at fair value	$15,357	Deferred balances are valued based on net asset value information provided by the underlying Och-Ziff funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments.

Investments, at fair value (assets of consolidated Och-Ziff funds)	333,342	Investments, which are primarily related to holdings of the real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models.

Total Level III assets, at fair value	348,699
Level III assets for which we do not bear economic exposure	(348,593)

Net Economic Exposure to Level III Assets	$106

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

Impact of fair value measurement on our results. A 10% change in the estimate of fair value of the investments held by our funds would have the following effects on our results:

	Och-Ziff Funds (excluding real estate funds)	Och-Ziff Real Estate Funds
Management fees	Generally, a 10% change in the period subsequent to the change in fair value, as management fees are charged based on the assets under management at the beginning of the period.	None, as management fees are charged based on invested capital.
Incentive income	Generally, an immediate 10% impact if the change in fair value continues at the end of the measurement period, at which time incentive income is recognized.	None, as incentive income is based on realized profits, subject to clawback.
Net losses on deferred balances and net gains (losses) investments in Och-Ziff funds	Generally insignificant, as substantially all of such earnings (losses) are related to amounts owed to our partners and employees under deferred compensation arrangements; therefore, an offsetting liability is generally accrued.	None, as such amounts are eliminated in consolidation.
Net gains (losses) of consolidated Och-Ziff funds	Insignificant, as substantially all of such funds were deconsolidated in 2007.	Impact is insignificant as substantially all of the impact is allocated to partners’ and others’ interest in income of consolidated subsidiaries.

As management fees are charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of March 31, 2010 would impact management fees calculated on April 1, 2010 by approximately $10.1 million.

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

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of the relationship of the holders of variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, such as redemptions by all unaffiliated investors in any fund and modifications to fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Upon the adoption of amended accounting guidance applicable to variable interest entities on January 1, 2010, management continually reconsiders whether we are deemed to be a variable interest entity’s primary beneficiary who consolidates such entity.

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

We generated taxable income in the amount of $11.6 million in the first three months of 2010 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 12-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred tax asset. In this regard, Reorganization expenses, allocations to non-equity partners and profit sharing expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported net losses on a U.S. GAAP basis, and expect to continue to report a U.S. GAAP net loss through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods and, as of March 31, 2010, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income through 2012 and over the period for which estimates have been prepared in order to fully realize this deferred tax asset.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $25.3 billion as of April 1, 2010, we would need to generate a minimum compound annual growth rate in assets under management of approximately 1% over the period for which the taxable income estimate relates to fully realize the deferred tax asset, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred tax asset and may need to record a valuation allowance. Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred tax asset related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our partners and the Ziffs under the tax receivable agreement equal to approximately 80% of such amount; therefore, net earnings would only be impacted by 20% of any valuation allowance recorded against the deferred tax asset.

Actual taxable income may differ from the estimate described above, which was prepared solely for the purpose of determining whether we currently expect to have sufficient future taxable income to realize the deferred tax asset. Furthermore, actual or estimated future taxable income may be materially impacted by significant changes in assets under management, whether as a result of fund investment performance or fund investor contributions or redemptions, significant changes to the assumptions underlying our estimates, future changes in income tax law, state income tax apportionment or other factors.

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred tax asset related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward, as of March 31, 2010. We have, however, determined that we may not realize certain deferred tax credits related to our state income taxes. Accordingly, a valuation allowance in the amount of $2.9 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

The Financial Accounting Standards Board (“FASB”) has issued various changes to the Codification that went into effect during the first three months of 2010. The following is an overview of the more significant changes relevant to us and the expected impact, if any, on future trends:

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

In June 2009, the FASB issued amended guidance on accounting for variable interest entities (originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), and subsequently reissued as ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). The amendments were issued to address the effects of the removal of the concept of qualifying special purpose entities from U.S. GAAP and to address concerns regarding the consolidation of variable interest entities. ASU 2009-17 will require a qualitative approach rather than a quantitative approach when determining the primary beneficiary of a variable interest entity and will also change the criteria by which an enterprise determines whether it is the primary beneficiary of an entity. In addition, the amended interpretation will no longer consider removal rights when determining whether an entity is a variable interest entity and whether to consolidate a variable interest entity as the primary beneficiary unless those rights are held by a single party. ASU 2009-17 is effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-17 is not expected to have any impact on the future trends of our financial position or results of operations, as substantially all of the entities in which we hold variable interests qualified for the scope deferral included in ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds, as further discussed below.

In February 2010, the FASB issued ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds. ASU 2010-10 defers the effective date of ASU 2009-17 for certain investment entities to allow the FASB to work with the International Accounting Standards Board (“IASB”) in developing consistent consolidation guidance. The deferral applies to a reporting entity’s (i.e. investment manager’s) interest in an entity (i) that has the attributes of an investment company or (ii) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral in ASU 2010-10 does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund actual losses of an entity that could potentially be significant to the entity. ASU 2010-10 is effective for annual reporting periods beginning on or after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 is not expected to have any impact on the future trends of our financial position or results of operations, as adoption of the deferral resulted in us continuing to apply consolidation and disclosure requirements in effect during prior periods.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

As of March 31, 2010, none of the changes to the Codification issued by the FASB that are not yet effective are expected to have an impact on our future trends.

ECONOMIC INCOME RECONCILIATIONS

The following tables present the reconciliations of Economic Income to our U.S. GAAP net loss for the periods previously discussed:

	Three Months Ended March 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders - U.S. GAAP	$(79,242)	$(9,397)	$(88,639)
Reorganization expenses	424,806	—	424,806
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(320,001)	—	(320,001)
Equity-based compensation	27,048	3,787	30,835
Income taxes	7,552	1,247	8,799
Depreciation and amortization	2,100	185	2,285
Net gains on investments in Och-Ziff funds	(378)	(120)	(498)
Change in tax receivable agreement liability	(264)	—	(264)
Amortization of deferred cash compensation awards	188	—	188
Other	338	33	371

Economic Income - Non-GAAP	$62,147	$(4,265)	$57,882

	Three Months Ended March 31, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders - U.S. GAAP	$(72,736)	$(9,118)	$(81,854)
Reorganization expenses	419,949	—	419,949
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(336,209)	—	(336,209)
Equity-based compensation	20,674	5,259	25,933
Net losses on deferred balances	11,293	—	11,293
Income taxes	2,788	41	2,829
Amortization of deferred cash compensation awards	2,140	—	2,140
Depreciation and amortization	1,705	185	1,890
Change in tax receivable agreement liability	(784)	—	(784)
Allocations to non-equity partner interests	(340)	—	(340)
Net gains on investments in Och-Ziff funds	(294)	(34)	(328)
Profit sharing	(17)	—	(17)
Other	—	9	9

Economic Income - Non-GAAP	$48,169	$(3,658)	$44,511

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment manager for the Och-Ziff funds and managed accounts, and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income.

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

Impact on Incentive Income

Our incentive income is generally based on a percentage of annual profits generated by our funds, which is impacted by global economies and market conditions and other factors. Major factors that will influence the degree of impact include how the investments held by our funds are impacted by changes in the market and the extent to which any high-water marks will impact our ability to earn incentive income. Consequently, incentive income cannot be readily predicted or estimated.

Market Risk

A 10% change in the fair value of the investments held by our funds as of March 31, 2010, would result in a change of approximately $2.5 billion in our assets under management and would impact management fees calculated on April 1, 2010 by approximately $10.1 million. To the extent such change was continuing as of the end of the year, it could significantly affect our incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of March 31, 2010, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss allocated to Class A shareholders or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of March 31, 2010, based on our funds’ debt investments and obligations as of March 31, 2010, we estimate that the net effect on interest income and interest expense would not result in a material impact to our earnings. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of March 31, 2010, our annual interest expense will increase or decrease by approximately $162 thousand.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our results of operations or financial condition. We may from time to time be involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to scrutiny by the regulatory agencies that have or may in the future have regulatory authority over us and our business activities, which could result in regulatory agency investigations or litigation related to regulatory compliance matters. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business” in our annual report on Form 10-K for the year ended December 31, 2009, which we refer to as our “Annual Report.”

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as of September 30, 2009

10.2	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of September 30, 2009

10.3	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of September 30, 2009

10.4	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as of March 16, 2010

10.5	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of March 16, 2010

10.6	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of March 16, 2010

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2010

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/S/ JOEL FRANK
Joel Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director