Form 10-Q
period 2010-06-30
Och-Ziff Capital Management Group LLC
filed 2010-08-05
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of July 31, 2010, there were 88,008,066 Class A Shares and 274,666,921 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

In this quarterly report, references to “Och-Ziff,” “our Company,” “the Company,” “we,” “us,” or “our” refer, unless context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP, a Delaware limited partnership, which we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly-owned subsidiaries of Och-Ziff Capital Management Group LLC. References to our “partners” refer to the current limited partners of the Och-Ziff Operating Group entities other than the Ziffs and our intermediate holding companies, including our founder, Mr. Daniel Och, except where the context requires otherwise. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II, Ziff Investors Partnership, L.P. II A and certain of its affiliates and control persons, which, together with Mr. Och, founded our business in 1994. References to “Class A Shares” refer to our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the New York Stock Exchange. References to “Class B Shares” refer to Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly traded, are currently held solely by our partners and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares. References to our “IPO” refer to our initial public offering of 36.0 million Class A Shares that occurred in November 2007. References to the “Offerings” refer collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly-owned subsidiary of Dubai International Capital LLC.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Assets
Cash and cash equivalents	$121,205	$73,732
Income and fees receivable	23,228	368,300
Due from affiliates	3,854	1,934
Deferred balances, at fair value	3,461	404,666
Deferred income tax assets	985,436	953,604
Other assets, net (includes investments in Och-Ziff Funds of $2,234 and $10,889, respectively)	85,837	103,584
Assets of consolidated Och-Ziff funds:
Investments, at fair value	346,403	300,231
Other assets of Och-Ziff funds	365	373

Total Assets	$1,569,789	$2,206,424

Liabilities and Shareholders’ Equity
Liabilities
Due to affiliates	$786,301	$1,166,295
Debt obligations	643,237	652,414
Compensation payable	6,266	143,780
Profit sharing payable	109	11,047
Other liabilities	50,517	43,178
Liabilities of consolidated Och-Ziff funds:
Other liabilities of Och-Ziff funds	28	29

Total Liabilities	1,486,458	2,016,743

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 87,973,809 and 81,823,915 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 274,666,921 and 277,946,526 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	—	—
Paid-in capital	1,705,325	1,505,496
Retained deficit	(2,114,573)	(1,879,761)
Accumulated other comprehensive loss	(52)	(47)

Shareholders’ deficit attributable to Class A shareholders	(409,300)	(374,312)
Partners’ and others’ interests in consolidated subsidiaries	492,631	563,993

Total Shareholders’ Equity	83,331	189,681

Total Liabilities and Shareholders’ Equity	$1,569,789	$2,206,424

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Revenues
Management fees	$110,214	$86,166	$211,956	$180,471
Incentive income	5,536	265	5,722	265
Other revenues	720	285	1,111	553
Income of consolidated Och-Ziff funds	7,454	8,887	14,570	11,502

Total Revenues	123,924	95,603	233,359	192,791

Expenses
Compensation and benefits	51,729	76,025	104,921	127,901
Allocations to non-equity partner interests	—	4,915	—	4,575
Reorganization expenses	411,789	424,736	836,595	844,685
Profit sharing	—	308	—	291
Interest expense	1,936	4,060	3,893	8,655
General, administrative and other	23,538	21,132	46,130	43,382
Expenses of consolidated Och-Ziff funds	4,297	1,142	5,379	1,896

Total Expenses	493,289	532,318	996,918	1,031,385

Other Income
Net earnings on deferred balances	—	14,723	—	3,430
Net gains (losses) on investments in Och-Ziff funds and joint ventures	(602)	560	(549)	306
Net gain on early retirement of debt	—	2,013	—	2,013
Net gains (losses) of consolidated Och-Ziff funds	16,151	(375)	22,342	(98)

Total Other Income	15,549	16,921	21,793	5,651

Loss Before Income Taxes	(353,816)	(419,794)	(741,766)	(832,943)
Income taxes	7,744	449	16,543	3,278

Consolidated Net Loss	$(361,560)	$(420,243)	$(758,309)	$(836,221)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(272,139)	$(331,930)	$(580,249)	$(666,054)

Net Loss Allocated to Class A Shareholders	$(89,421)	$(88,313)	$(178,060)	$(170,167)

Net Loss Per Class A Share
Basic and Diluted	$(1.05)	$(1.15)	$(2.12)	$(2.22)

Weighted-Average Class A Shares Outstanding
Basic and Diluted	85,432,135	76,804,771	84,078,032	76,676,699

Dividends Paid per Class A Share	$0.09	$0.05	$0.67	$0.10

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Loss
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders' Equity
				(dollars in thousands)
As of December 31, 2009	81,823,915	277,946,526	$1,505,496	$(1,879,761)	$(47)	$563,993	$189,681
Capital contributions	—	—	—	—	—	66,643	66,643
Capital distributions	—	—	—	—	—	(290,667)	(290,667)
Cash dividends declared on Class A Shares	—	—	—	(54,910)	—	—	(54,910)
Dividend equivalents on Class A restricted share units	—	—	1,842	(1,842)	—	(a )	—
Equity-based compensation	1,014,649	—	10,765	—	—	43,032	53,797
Och-Ziff Operating Group A Unit transactions and cancellation of related Class B Shares (See Note 3)	5,135,245	(3,279,605)	2,679	—	—	21,748	24,427
Contribution of right to future payments under tax receivable agreement (See Note 12)	—	—	2,380	—	—	13,718	16,098
Impact of amortization of Reorganization charges to capital	—	—	182,163	—	—	654,432	836,595
Comprehensive loss:
Consolidated net loss	—	—	—	(178,060)	—	(580,249)	(758,309)
Foreign currency translation adjustment	—	—	—	—	(5)	(19)	(24)

Total comprehensive loss							(758,333)

As of June 30, 2010	87,973,809	274,666,921	$1,705,325	$(2,114,573)	$(52)	$492,631	$83,331

(a)	The dividend equivalents on Class A restricted share units impacted partners’ and others’ interests in consolidated subsidiaries by increasing the paid-in capital component and increasing the retained deficit component of partners’ and others’ interests in consolidated subsidiaries each by $6.8 million.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(758,309)	$(836,221)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reorganization expenses	836,595	844,685
Amortization of equity-based compensation	59,372	52,524
Amortization of deferred compensation	—	3,427
Depreciation, amortization and loss on sale of fixed assets	4,571	4,008
Net gain on early retirement of debt	—	(2,013)
Deferred income taxes	1,079	1,041
Operating cash flows due to changes in:
Income and fees receivable	345,072	16,428
Due from affiliates	(1,920)	77
Deferred balances, at fair value	231,553	204,572
Other assets, net	11,612	20,267
Assets of consolidated Och-Ziff funds	(46,164)	(35,882)
Due to affiliates	(81,262)	(69,269)
Compensation payable	(137,514)	29,835
Profit sharing payable	(5,769)	(6,317)
Other liabilities	5,170	(12,167)
Liabilities of consolidated Och-Ziff funds	(1)	508

Net Cash Provided by Operating Activities	464,085	215,503

Cash Flows from Investing Activities
Loan to joint venture partners	(114)	(2,151)
Investments in joint ventures	(2,433)	(3,562)
Return of investments in joint ventures	2,043	1,475
Collateral deposit on aircraft loan	—	(2,009)
Proceeds from sales of fixed assets	14	—
Purchases of fixed assets	—	(793)

Net Cash Used in Investing Activities	(490)	(7,040)

Cash Flows from Financing Activities
Withholding taxes paid on vested Class A restricted share units	(5,700)	(280)
Repayments of debt obligations	(7,151)	(6,712)
Och-Ziff Operating Group capital distributions declared prior to Reorganization	(129,470)	(122,422)
Dividends on Class A Shares	(54,910)	(7,633)
Partners’ and others’ interests in consolidated subsidiaries contributions	66,643	44,625
Partners’ and others’ interests in consolidated subsidiaries distributions	(285,534)	(62,902)

Net Cash Used in Financing Activities	(416,122)	(155,324)

Net Increase in Cash and Cash Equivalents	47,473	53,139
Cash and Cash Equivalents, Beginning of Period	73,732	81,403

Cash and Cash Equivalents, End of Period	$121,205	$134,542

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$3,480	$8,187

Income taxes	$14,478	$1,740

Non-cash transactions:
In-kind distribution of deferred balances	$169,652	$—

Collateral deposit on aircraft loan applied against principal balance, including interest thereon	$2,026	$—

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

1. BUSINESS

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai and Beijing. The Company provides investment management and advisory services through its various hedge funds (the “Och-Ziff funds” or the “funds”) and separately managed accounts to a diversified institutional investor base. The Och-Ziff funds seek to create value for fund investors by generating consistent, positive risk-adjusted returns while protecting investor capital.

The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance the Company generates for its fund investors. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the Och-Ziff funds and managed accounts.

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

The Company generates substantially all of its revenues in the United States. The liability of the Company’s Class A shareholders is limited to the extent of their capital contributions.

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

On November 19, 2007, the Company completed its initial public offering (“IPO”) of 36.0 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC (collectively, the “Offerings”). The Company used the net proceeds from the Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the partners at the time of the IPO and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the Offerings. The Company conducts substantially all of its operations through the Och-Ziff Operating Group. As of June 30, 2010, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 22.4%.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

JUNE 30, 2010

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends fair value disclosure requirements by requiring an entity to: (i) disclose separately the amounts of significant transfers in and out of Level I and Level II fair value measurements and describe the reasons for the transfers; and (ii) present separately information about purchases, sales, issuances and settlements of Level III fair value measurements (i.e. gross presentation). Additionally, ASU 2010-06 clarifies existing disclosure requirements related to the level of disaggregation for each class of assets and liabilities and disclosures about inputs and valuation techniques for fair value measurements classified as either Level II or Level III. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures requiring separate presentation of information about purchases, sales, issuances and settlements in the roll forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new disclosure requirements in ASU 2010-06 did not have any impact on our financial position or results of operations at the date of adoption, and the adoption of gross presentation in the roll forward of activity in Level III fair value measurements in 2011 is not expected to have any impact on our financial position or results of operations at the date of adoption, as each of these changes affects disclosure requirements and has no impact on the accounting for items at fair value.

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

In June 2009, the FASB issued amended guidance on accounting for variable interest entities (“VIEs”) (originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), and subsequently reissued as ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). The amendments were issued to address the effects of the removal of the concept of qualifying special purpose entities from U.S. GAAP and to address concerns regarding the consolidation of VIEs. ASU 2009-17 requires a qualitative approach rather than a quantitative approach when determining the primary beneficiary of a VIE and also changes the criteria by which an enterprise determines whether it is the primary beneficiary of an entity. In addition, the amended interpretation no longer considers removal rights when determining whether an entity is a VIE and whether to consolidate a VIE as the primary beneficiary unless those rights are held by a single party. ASU 2009-17 is effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-17 did not have any impact on the Company’s financial position or results of operations, as substantially all of the entities in which the Company holds variable interests qualify for the scope deferral included in ASU 2010-10.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

Future Adoption of Accounting Pronouncements

As of June 30, 2010, none of the changes to the Codification issued by the FASB that are not yet effective were expected to have an impact on the Company’s financial position or results of operations.

3. OCH-ZIFF OPERATING GROUP OWNERSHIP

The Company’s ownership percentage in the Och-Ziff Operating Group increased to 22.4% as of June 30, 2010 from 20.9% as of December 31, 2009. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued, primarily upon the vesting of Class A restricted share units (“RSUs”) or exchanges of Och-Ziff Operating Group A Units.

The increase in the Company’s ownership percentage in the Och-Ziff Operating Group was driven primarily by a portion of Och-Ziff Operating Group A Units forfeited by former partners subsequently reallocated as non-equity profits interests to certain other partners and 5,135,245 Och-Ziff Operating Group A Units exchanged for Class A Shares, resulting in the following:

	Paid-in Capital	Partners’ and Others’ Interests in Consolidated Subsidiaries
	(dollars in thousands)
Deferred income tax assets and liabilities resulting from exchange of Och-Ziff Operating Group A Units for Class A Shares	$8,737	$15,690
Deficit capital reallocated from partners’ and others’ interests in consolidated subsidiaries to the Company related to:
Exchange of Och-Ziff Operating Group A Units	(6,039)	6,039
Forfeiture of Och-Ziff Operating Group A Units not subsequently reallocated	(19)	19

	$2,679	$21,748

In addition, the increase in the Company’s ownership percentage in the Och-Ziff Operating Group was also driven by the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of RSUs, which resulted in the reallocation of deficit capital from partners’ and others’ interests in consolidated subsidiaries to the Company’s paid-in capital of $982 thousand.

4. FAIR VALUE DISCLOSURES

Fair value represents the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants as of the measurement date (i.e., an exit price). Assets and liabilities measured at fair value are classified into one of the following categories:

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

As of June 30, 2010 and December 31, 2009, the Company did not have any liabilities carried at fair value. The following table summarizes the Company’s assets measured at fair value on a recurring basis within the fair value hierarchy:

	Level I	Level II	Level III	Total
	(dollars in thousands)
As of June 30, 2010
Investments, at fair value:
Real estate investments	$—	$—	$307,857	$307,857
Other investments	—	—	38,546	38,546

Total Investments, at Fair Value	$—	$—	$346,403	$346,403

Deferred Balances, at Fair Value	$—	$—	$3,461	$3,461

As of December 31, 2009
Investments, at fair value:
Real estate investments	$—	$—	$285,744	$285,744
Other investments	—	—	14,487	14,487

Total Investments, at Fair Value	$—	$—	$300,231	$300,231

Deferred Balances, at Fair Value	$—	$—	$404,666	$404,666

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

The following table summarizes the changes in the Company’s Level III assets for the three months ended June 30, 2010:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of March 31, 2010	$15,357	$333,342	$348,699
Net gains of consolidated Och-Ziff funds	—	16,151	16,151
Collection of deferred balances	(11,896)	—	(11,896)
Investment sales, net	—	(3,090)	(3,090)

As of June 30, 2010	$3,461	$346,403	$349,864

Amounts related to assets that continue to be held as of June 30, 2010:
Net gains of consolidated Och-Ziff funds	$—	$15,847	$15,847

Total	$—	$15,847	$15,847

The following table summarizes the changes in the Company’s Level III assets for the three months ended June 30, 2009:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of March 31, 2009	$349,630	$223,385	$573,015
Net earnings on deferred balances	14,723	—	14,723
Net losses of consolidated Och-Ziff funds	—	(375)	(375)
Collection of deferred balances	(10,395)	—	(10,395)
Investment purchases, net	—	21,875	21,875

As of June 30, 2009	$353,958	$244,885	$598,843

Amounts related to assets that continue to be held as of June 30, 2009:
Net earnings on deferred balances	$14,723	$—	$14,723
Net losses of consolidated Och-Ziff funds	—	(375)	(375)

Total	$14,723	$(375)	$14,348

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

The following table summarizes the changes in the Company’s Level III assets for the six months ended June 30, 2010:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2009	$404,666	$300,231	$704,897
Net gains of consolidated Och-Ziff funds	—	22,342	22,342
Collection of deferred balances	(401,205)	—	(401,205)
Investment purchases, net	—	23,830	23,830

As of June 30, 2010	$3,461	$346,403	$349,864

Amounts related to assets that continue to be held as of June 30, 2010:
Net gains of consolidated Och-Ziff funds	$—	$19,376	$19,376

Total	$—	$19,376	$19,376

The following table summarizes the changes in the Company’s Level III assets for the six months ended June 30, 2009:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2008	$558,530	$208,508	$767,038
Net earnings on deferred balances	3,430	—	3,430
Net losses of consolidated Och-Ziff funds	—	(98)	(98)
Collection of deferred balances	(208,002)	—	(208,002)
Investment purchases, net	—	36,475	36,475

As of June 30, 2009	$353,958	$244,885	$598,843

Amounts related to assets that continue to be held as of June 30, 2009:
Net earnings on deferred balances	$3,430	$—	$3,430
Net losses of consolidated Och-Ziff funds	—	(98)	(98)

Total	$3,430	$(98)	$3,332

Management estimates that the fair value of its term loan is approximately 80% of its carrying value as of June 30, 2010. Management believes that the carrying values of all other financial instruments presented on the consolidated balance sheets approximate their fair values.

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

The Company’s involvement with funds that are VIEs and not consolidated is limited to providing investment management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $24.3 billion and $22.2 billion as of June 30, 2010 and December 31, 2009, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

The Company’s variable interests in funds determined to be VIEs that are not consolidated relate primarily to management fees and incentive income earned from those VIEs. As of June 30, 2010 and December 31, 2009, the only assets related to these variable interests amounted to $14.8 million and $251.4 million, respectively, which are included within income and fees receivable in the Company’s consolidated balance sheets.

In addition, the Company holds variable interests in certain joint ventures determined to be VIEs. The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $3.8 million as of June 30, 2010 and December 31, 2009, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

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

The following table sets forth the assets and liabilities of funds determined to be VIEs and consolidated by the Company as primary beneficiary:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$79,962	$51,394
Other assets of consolidated Och-Ziff funds	72	1,713

Total Assets	$80,034	$53,107

Liabilities
Liabilities of consolidated Och-Ziff funds:
Other liabilities of consolidated Och-Ziff funds	$28	$30

Total Liabilities	$28	$30

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

6. OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,470	20,736
Computer hardware and software	17,374	17,579
Furniture, fixtures and equipment	2,985	3,046
Accumulated depreciation and amortization	(28,874)	(25,192)

Fixed assets, net	34,555	38,769
Goodwill	22,691	22,691
Prepaid expenses	5,025	9,273
Refundable security deposits	4,755	6,785
Intangible assets, net	4,735	5,106
Investments in joint ventures	3,849	3,799
Investments in Och-Ziff funds	2,234	10,889
Other	7,993	6,272

Total Other Assets, Net	$85,837	$103,584

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Unearned revenues	$18,116	$12,876
Deferred rent credit	11,704	10,887
Deferred income tax liabilities	6,628	9,590
Current income taxes payable	6,140	5,070
Other	7,929	4,755

Total Other Liabilities	$50,517	$43,178

7. DEBT OBLIGATIONS

On June 21, 2010, the Och-Ziff real estate funds entered into a $50.0 million syndicated credit facility which will mature on June 20, 2011. The outstanding loans under the credit facility are secured by the unfunded capital commitments by one of the Company’s consolidated subsidiaries (as general partner) and the investors in the Och-Ziff real estate funds. The Och-Ziff real estate funds are jointly and severally liable for the indebtedness. For each borrowing under the new credit facility, the Och-Ziff real estate funds have the option of borrowing at an interest rate equal to LIBOR plus 2.75% or the greater of (i) the prime rate and (ii) the federal funds rate plus 0.50%. For each letter of credit drawn under the new credit facility, the Och-Ziff real estate funds pay interest at a rate equal to 2.875%. In addition, the Och-Ziff real estate funds pay a minimum usage fee of 0.50% on the average daily amount of the unused portion of the credit facility.

Borrowings under the credit facility are recorded as liabilities by the investment subsidiaries of the Och-Ziff real estate funds using the facility. In accordance with U.S. GAAP, investment subsidiaries of the Company’s consolidated funds are generally not consolidated, but are carried at fair value within other investments, at fair value. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated balance sheets. As of June 30, 2010, there was $42.8 million in outstanding borrowings.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

8. GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Occupancy and equipment	$7,388	$6,926	$14,557	$13,746
Professional services	5,421	4,353	10,115	9,701
Information processing and communications	3,553	3,206	6,690	6,888
Business development	2,041	1,701	4,150	3,468
Insurance	1,977	3,185	3,903	6,346
Other expenses	3,034	1,761	6,855	4,017

	23,414	21,132	46,270	44,166
Changes in tax receivable agreement liability	124	—	(140)	(784)

Total General, Administrative and Other	$23,538	$21,132	$46,130	$43,382

9. LOSS PER CLASS A SHARE

Basic net loss per Class A Share is computed by dividing the net loss allocated to Class A shareholders by the weighted-average number of Class A Shares outstanding for the period. In addition, 283,085 and 97,021 RSUs that have vested but have not been settled in Class A Shares as of June 30, 2010 and 2009, respectively, are included in weighted-average Class A Shares outstanding in the calculation of basic and diluted net loss per Class A Share.

The following table presents the computation of basic and diluted net loss per Class A Shares for the three months ended June 30, 2010 and 2009:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended June 30, 2010
Basic	$(89,421)	85,432,135	$(1.05)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		303,900,879
Class A Restricted Share Units	—	—		13,921,349

Diluted	$(89,421)	85,432,135	$(1.05)

Three Months Ended June 30, 2009
Basic	$(88,313)	76,804,771	$(1.15)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		309,056,479
Class A Restricted Share Units	—	—		15,264,076

Diluted	$(88,313)	76,804,771	$(1.15)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

The following table presents the computation of basic and diluted net loss per Class A Share for the six months ended June 30, 2010 and 2009:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Six Months Ended June 30, 2010
Basic	$(178,060)	84,078,032	$(2.12)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		303,900,879
Class A Restricted Share Units	—	—		13,921,349

Diluted	$(178,060)	84,078,032	$(2.12)

Six Months Ended June 30, 2009
Basic	$(170,167)	76,676,699	$(2.22)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		309,056,479
Class A Restricted Share Units	—	—		15,264,076

Diluted	$(170,167)	76,676,699	$(2.22)

10. INCOME TAXES

The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of June 30, 2010. The estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as tax laws and regulations change. Additionally, the Company does not record incentive income in its interim financial statements, other than incentive income resulting from investor redemptions during the period. Accordingly, the effective tax rate for interim periods is not indicative of the tax rate expected for a full year.

The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the United States and in foreign jurisdictions. The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of -2.2% and -0.1% for the three months ended June 30, 2010 and 2009, respectively, and -2.2% and -0.4% for the six months ended June 30, 2010 and 2009, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the partners’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

As of June 30, 2010 and December 31, 2009, the Company was not required to establish a liability for uncertain tax positions.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

11. RELATED PARTY TRANSACTIONS

Due to Affiliates

The following table presents the amounts included within due to affiliates:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Amounts payable under tax receivable agreement	$780,612	$785,530
Och-Ziff Operating Group distributions declared prior to Reorganization	1,620	248,111
Allocations to non-equity partner interests payable	4,069	132,654

Total Due To Affiliates	$786,301	$1,166,295

As of June 30, 2010 and December 31, 2009, the amounts presented above relating to (i) Och-Ziff Operating Group distributions declared prior to the Reorganization, where Mr. Och’s distributions were treated as equity distributions, and (ii) allocations to non-equity partner interests payable, where the other partners’ distributions prior to the Reorganization were treated as operating expenses, each represent the deferred balances payable to the Company’s partners, net of taxes. These balances relate to incentive income allocated to the partners and the Ziffs prior to the Offerings and are adjusted each period for earnings and losses on deferred balances, net of taxes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Management fees	$107,047	$83,372	$206,280	$174,935
Incentive income	$5,536	$265	$5,722	$265

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

Management Fees and Incentive Income Earned from Affiliates and Waived Fees

Prior to the Offerings, the Company did not charge management fees or earn incentive income on investments made by the Company’s partners, employees and other related parties. Following the Offerings, the Company began charging management fees and earning incentive income on new investments made in the funds by the partners and certain other related parties, including the partners’ reinvestment of the after-tax proceeds from the Offerings, other than their reinvestment of deferred balances. The Company continues to waive fees for employee investments in the funds. The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Fees charged on investments held by related parties
Management fees	$5,380	$5,403	$10,678	$10,772
Incentive income	$611	$—	$611	$—
Fees waived on investments held by related parties
Management fees	$3,206	$3,339	$6,416	$6,661
Incentive income	$—	$—	$—	$—

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $216 thousand and $119 thousand for Mr. Och’s personal use of the corporate aircraft based on market rates for the use of a private aircraft for the three months ended June 30, 2010 and 2009, respectively and $306 thousand and $200 thousand for the six months ended June 30, 2010 and 2009, respectively.

12. COMMITMENTS AND CONTINGENCIES

Tax Receivable Agreement

The purchase of Och-Ziff Operating Group A Units from the partners and the Ziffs with the proceeds from the Offerings, as well as subsequent taxable exchanges by the partners and the Ziffs of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the tangible and intangible assets of the Och-Ziff Operating Group that would not otherwise have been available. As a result, the Company expects that its future tax liability will be reduced. Pursuant to the tax receivable agreement entered into among the Company, the partners and the Ziffs, the Company has agreed to pay to the partners and the Ziffs 85% of the amount of tax savings, if any, actually realized by the Company.

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

In connection with the departure of certain former partners, the right to receive payments under the tax receivable agreement by such former partners was contributed to the Och-Ziff Operating Group. As a result, the Company now expects to pay to the remaining partners and the Ziffs approximately 78% (from 85% at the time of the Offerings) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that the Company actually realizes as a result of the increases in tax basis discussed above. In connection with the former partners’ contributions, the Company recorded a decrease in the liability for amounts payable under the tax receivable agreement of $17.4 million, a decrease of deferred income tax assets of $1.3 million related to income tax expense expected to be incurred as a result of the payments to the Och-Ziff Operating Group, an increase to the Company’s paid-in capital of $2.4 million and an increase to partners’ and others’ interests in consolidated subsidiaries of $13.7 million.

The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Och-Ziff Holding

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

Corporation, a wholly-owned corporate-tax paying subsidiary of the Company, will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors.

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Mumbai and Beijing, in addition to operating leases on computer hardware. The related lease commitments have not changed materially since December 31, 2009.

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

Investment Commitments

As of June 30, 2010, an Och-Ziff fund consolidated by the Company had a commitment to fund investments in an amount of up to $170.5 million. This commitment will be funded through contributions from investors in the consolidated fund, as the Company is only the investment manager and not an investor in the fund. The Company expects this commitment to be funded over the next 4.5 years.

The Company has committed to fund a portion of the annual operating budget for a joint venture, and this portion currently totals approximately $4.7 million for 2010, of which $2.3 million has been funded through June 30, 2010. The joint venture periodically returns substantially all of the cash that is contributed by the Company, as expenses incurred by the joint venture are generally reimbursed by the projects it manages.

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

JUNE 30, 2010

Och-Ziff Funds Segment

Management uses Economic Income to evaluate the financial performance of and make resource allocation and other operating decisions for the Och-Ziff Funds segment. Economic Income is a pre-tax measure of performance that:

•	presents the results of operations without the impact of eliminations resulting from the consolidation of any of the Och-Ziff funds;

•	presents management fees net of recurring placement and related service fees on assets under management;

•	recognizes the full amount of deferred cash compensation as an expense on the date it is awarded, irrespective of any requisite service period or deferral; and

•

excludes the following: Reorganization expenses, equity-based compensation expense, allocations to non-equity partner interests, profit sharing, net earnings on deferred balances, net gains (losses) on investments in the Och-Ziff funds, depreciation and amortization, changes in the tax receivable agreement liability, net gain on early retirement of debt and amounts allocated to the partners and the Ziffs on their ownership interests in the Och-Ziff Operating Group.

See the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Economic Income of the Och-Ziff Funds segment.

The following table presents Economic Income of the Och-Ziff Funds segment for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Economic Income Revenues
Management fees	$107,035	$84,523	$206,609	$176,947
Incentive income	5,536	265	5,722	265
Other revenues	448	231	732	445

Total Economic Income Revenues	113,019	85,019	213,063	177,657

Economic Income Expenses
Compensation and benefits	16,739	42,587	34,770	62,963
Non-compensation expenses	21,704	21,801	41,335	45,894

Total Economic Income Expenses	38,443	64,388	76,105	108,857

Net losses on joint ventures	—	—	(235)	—

Economic Income	$74,576	$20,631	$136,723	$68,800

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

The tables below present Economic Income of the Och-Ziff Funds segment, the U.S. GAAP results of the Company’s Other Operations and the related adjustments necessary to reconcile the Economic Income of the Och-Ziff Funds segment to the Company’s consolidated U.S. GAAP net loss. For a description of these adjustments, see the notes following the tables:

			Reconciling Adjustments
Three Months Ended June 30, 2010	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)

Revenues
Management fees	$107,035	$999	$(60)	$2,240	(a)	$110,214
Incentive income	5,536	—	—	—		5,536
Other revenues	448	272	—	—		720
Income of consolidated Och-Ziff funds	—	7,454	—	—		7,454

Total Revenues	113,019	8,725	(60)	2,240		123,924

Expenses
Compensation and benefits	16,739	8,411	—	26,579	(b)(c)	51,729
Allocations to non-equity partner interests	—	—	—	—		—
Reorganization expenses	—	—	—	411,789	(e)	411,789
Profit sharing	—	—	—	—		—
Interest expense	1,936	—	—	—		1,936
General, administrative and other	19,768	(689)	—	4,459	(a)(g)	23,538
Expenses of consolidated Och-Ziff funds	—	4,272	25	—		4,297

Total Expenses	38,443	11,994	25	442,827		493,289

Other Income (Loss)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	—	9	—	(611	)(h)	(602)
Net gains of consolidated Och-Ziff funds	—	16,695	(544)	—		16,151

Total Other Income (Loss)	—	16,704	(544)	(611)		15,549

Income (Loss) Before Income Taxes	74,576	13,435	(629)	(441,198)		(353,816)
Income taxes	—	1,170	—	6,574	(g)	7,744

Consolidated Net Income (Loss)	$74,576	$12,265	$(629)	$(447,772)		$(361,560)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$20,218	$(629)	$(291,728	)(g)	$(272,139)

Net Income (Loss) Allocated to Class A Shareholders	$74,576	$(7,953)	$—	$(156,044)		$(89,421)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

			Reconciling Adjustments
Three Months Ended June 30, 2009	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)

Revenues
Management fees	$84,523	$1,311	$(55)	$387	(a)	$86,166
Incentive income	265	—	—	—		265
Other revenues	231	54	—	—		285
Income of consolidated Och-Ziff funds	—	8,887	—	—		8,887

Total Revenues	85,019	10,252	(55)	387		95,603

Expenses
Compensation and benefits	42,587	10,784	—	22,654	(b)(c)	76,025
Allocations to non-equity partner interests	—	—	—	4,915	(d)	4,915
Reorganization expenses	—	—	—	424,736	(e)	424,736
Profit sharing	—	—	—	308	(f)	308
Interest expense	4,060	—	—	—		4,060
General, administrative and other	17,741	1,072	—	2,319	(a)(g)	21,132
Expenses of consolidated Och-Ziff funds	—	1,134	8	—		1,142

Total Expenses	64,388	12,990	8	454,932		532,318

Other Income (Loss)
Net earnings on deferred balances	—	—	—	14,723	(h)	14,723
Net gains (losses) on investments in Och-Ziff funds and joint ventures	—	(444)	—	1,004	(h)	560
Net gain on early retirement of debt	—	—	—	2,013	(g)	2,013
Net gains (losses) of consolidated Och-Ziff funds	—	20	(395)	—		(375)

Total Other Income (Loss)	—	(424)	(395)	17,740		16,921

Income (Loss) Before Income Taxes	20,631	(3,162)	(458)	(436,805)		(419,794)
Income taxes	—	62	—	387	(g)	449

Consolidated Net Income (Loss)	$20,631	$(3,224)	$(458)	$(437,192)		$(420,243)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$7,803	$(458)	$(339,275	)(g)	$(331,930)

Net Income (Loss) Allocated to Class A Shareholders	$20,631	$(11,027)	$—	$(97,917)		$(88,313)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

			Reconciling Adjustments
Six Months Ended June 30, 2010	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)

Revenues
Management fees	$206,609	$1,876	$(120)	$3,591	(a)	$211,956
Incentive income	5,722	—	—	—		5,722
Other revenues	732	379	—	—		1,111
Income of consolidated Och-Ziff funds	—	14,570	—	—		14,570

Total Revenues	213,063	16,825	(120)	3,591		233,359

Expenses
Compensation and benefits	34,770	15,998	—	54,153	(b)(c)	104,921
Allocations to non-equity partner interests	—	—	—	—		—
Reorganization expenses	—	—	—	836,595	(e)	836,595
Profit sharing	—	—	—	—		—
Interest expense	3,893	—	—	—		3,893
General, administrative and other	37,442	1,042	—	7,646	(a)(g)	46,130
Expenses of consolidated Och-Ziff funds	—	5,348	31	—		5,379

Total Expenses	76,105	22,388	31	898,394		996,918

Other Income (Loss)
Net losses on investments in Och-Ziff funds and joint ventures	(235)	(81)	—	(233	)(h)	(549)
Net gains of consolidated Och-Ziff funds	—	22,183	159	—		22,342

Total Other Income (Loss)	(235)	22,102	159	(233)		21,793

Income (Loss) Before Income Taxes	136,723	16,539	8	(895,036)		(741,766)
Income taxes	—	2,417	—	14,126	(g)	16,543

Consolidated Net Income (Loss)	$136,723	$14,122	$8	$(909,162)		$(758,309)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$31,472	$8	$(611,729	)(g)	$(580,249)

Net Income (Loss) Allocated to Class A Shareholders	$136,723	$(17,350)	$—	$(297,433)		$(178,060)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

			Reconciling Adjustments
Six Months Ended June 30, 2009	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)

Revenues
Management fees	$176,947	$2,622	$(111)	$1,013	(a)	$180,471
Incentive income	265	—	—	—		265
Other revenues	445	108	—	—		553
Income of consolidated Och-Ziff funds	—	11,502	—	—		11,502

Total Revenues	177,657	14,232	(111)	1,013		192,791

Expenses
Compensation and benefits	62,963	19,470	—	45,468	(b)(c)	127,901
Allocations to non-equity partner interests	—	—	—	4,575	(d)	4,575
Reorganization expenses	—	—	—	844,685	(e)	844,685
Profit sharing	—	—	—	291	(f)	291
Interest expense	8,655	—	—	—		8,655
General, administrative and other	37,239	2,277	—	3,866	(a)(g)	43,382
Expenses of consolidated Och-Ziff funds	—	1,888	8	—		1,896

Total Expenses	108,857	23,635	8	898,885		1,031,385

Other Income (Loss)
Net earnings on deferred balances	—	—	—	3,430	(h)	3,430
Net gains (losses) on investments in Och-Ziff funds and joint ventures	—	(992)	—	1,298	(h)	306
Net gain on early retirement of debt	—	—	—	2,013	(g)	2,013
Net gains (losses) of consolidated Och-Ziff funds	—	1,589	(1,687)	—		(98)

Total Other Income (Loss)	—	597	(1,687)	6,741		5,651

Income (Loss) Before Income Taxes	68,800	(8,806)	(1,806)	(891,131)		(832,943)
Income taxes	—	103	—	3,175	(g)	3,278

Consolidated Net Income (Loss)	$68,800	$(8,909)	$(1,806)	$(894,306)		$(836,221)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$11,236	$(1,806)	$(675,484	)(g)	$(666,054)

Net Income (Loss) Allocated to Class A Shareholders	$68,800	$(20,145)	$—	$(218,822)		$(170,167)

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

Other Adjustments. Economic Income is calculated by:

(a)	presenting management fees net of recurring placement and related service fees on assets under management, as management considers these fees a reduction in management fees, not an expense.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2010

(b)	recognizing deferred cash compensation expense in full in the period in which it is awarded, as management determines the total amount of compensation based on the Company’s performance in the year of the award.

(c)	excluding equity-based compensation expense, as management does not consider these non-cash expenses when evaluating Economic Income for the Och-Ziff Funds segment.

(d)	excluding allocations to non-equity partner interests. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Company’s non-equity partners for periods prior to the Reorganization. For these periods, allocations to the partners, other than Mr. Och, were treated as expenses for U.S. GAAP purposes. Following the Reorganization, only allocations to the partners, other than Mr. Och, that are related to earnings on deferred balances are incurred and these allocations are excluded from Economic Income.

(e)	excluding Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the partners and the Ziffs prior to the Reorganization as Och-Ziff Operating Group A Units and any subsequent reallocations of such units.

(f)	excluding the profit sharing expenses related to the Ziffs’ interest in the Company. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Ziffs for periods prior to the Reorganization. Following the Reorganization, only profit sharing expenses related to the allocation of earnings on deferred balances are incurred and these allocations are excluded from Economic Income.

(g)	excluding depreciation, changes in the tax receivable agreement liability, net gain on early retirement of debt and amounts allocated to partners’ and others’ interests in consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment. Economic Income also excludes income taxes as it is a measure of pre-tax performance.

(h)	excluding the net earnings on deferred balances and net gains (losses) on investments in Och-Ziff funds, as these amounts primarily relate to amounts due to affiliates for deferred balances, and amounts due to employees under deferred cash compensation arrangements that are indexed to the returns of certain funds.

Substantially all of the Company’s revenues are earned from the Och-Ziff funds. For the three months ended June 30, 2010, the Company recorded revenues of $43.5 million, $18.3 million and $16.9 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the three months ended June 30, 2009, the Company recorded revenues of $26.0 million, $12.0 million and $10.2 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues.

For the six months ended June 30, 2010, the Company recorded revenues of $80.9 million, $34.3 million and $33.2 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the six months ended June 30, 2009, the Company recorded revenues of $52.4 million, $29.4 million and $20.1 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues.

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

OVERVIEW

During the second quarter of 2010, assets under management increased $647.2 million, or 3%, from $24.8 billion as of March 31, 2010, resulting from capital net inflows of $1.0 billion, which were partially offset by performance-related depreciation of $388.2 million. Consistent with what we have seen over the last several quarters, our second quarter capital net inflows came from a well-diversified mix of existing and new fund investors. We have seen particular interest from pension funds, private banks, corporate and other institutions, including international pools of capital. Our assets under management increased $3.6 billion, or 16%, year-over-year to $25.5 billion as of June 30, 2010 from $21.9 billion as of June 30, 2009. This increase was driven by the performance-related appreciation experienced by our funds during 2009 and the first half of 2010 and capital net inflows during the same period.

Market conditions during the second quarter of 2010 were generally more challenging than at any time in the last 18 months, resulting in higher volatility. In this environment, we continued to generate strong, risk-adjusted returns. Our performance benefitted from our consistent, disciplined investment and risk management processes, our low use of leverage and our emphasis on diversification through our multi-strategy approach and international capabilities. Because we seek to capitalize on opportunities in various asset classes and geographies, and are not dependent on a specific capital allocation to a strategy or on trying to predict market direction, we were able to continue our history of generating returns for our fund investors even when market conditions are challenging.

Our year-to-date performance was driven by our structured and distressed credit strategies, convertible arbitrage and private investments. Our performance during the second quarter of 2010 reflects the benefit to our fund investors of our active risk management process. In light of the sharp decline in global equity markets and the resultant increase in volatility during the quarter, we reduced our equity exposures and increased our allocation to cash. We are continuing to see attractive ideas in all of our strategies, although we are being more selective and disciplined in terms of entering and exiting investment disciplines and geographic regions.

For the second quarter of 2010, we reported a U.S. GAAP net loss allocated to Class A shareholders of $89.4 million, or $1.05 per basic and diluted Class A Share, compared to a net loss of $88.3 million, or $1.15 per basic and diluted Class A Share for the second quarter of 2009. For the first half of 2010, we reported a U.S. GAAP net loss allocated to Class A shareholders of $178.1 million, or $2.12 per basic and diluted Class A Share, compared to a net loss of $170.2 million, or $2.22 per basic and diluted Class A Share for the first half of 2009. We continued to report a U.S. GAAP net loss due to the significant non-cash Reorganization charges associated with the Offerings.

We reported Economic Income for the Company1 of $71.6 million for the second quarter of 2010, compared with $15.8 million in the second quarter of 2009. We reported Economic Income for the Company of $129.5 million for the first half of 2010, compared with $60.3 million in the first half of 2009. The year-over-year increases were principally attributable to the Och-Ziff Funds segment. Within the segment, the increases resulted primarily from increased management fees due to higher assets under management compared to the prior-year period, and lower compensation and benefits expenses, as the accrual for discretionary cash bonuses taken in the second quarter of 2009 did not recur in the second quarter of 2010.

MARKET FACTORS AFFECTING OUR BUSINESS

Our investment strategies in any given quarter are influenced by a combination of factors, including global economic and market conditions, the opportunities we see in specific asset classes or industry sectors and our risk management processes.

During the second quarter of 2010, growing concerns over the European sovereign debt crisis and resultant weakness in the Euro, regulatory uncertainty and weaker economic data led to broad-based risk aversion, causing volatility to increase sharply and equity and debt markets to decline globally. In the United States, employment growth fell below expectations, consumer and business confidence declined and a number of other economic data suggested a deterioration in the pace and magnitude of the economic recovery. Simultaneously, global and monetary policies in most countries, particularly in Europe, started to emphasize contraction as certain governments became more focused on controlling budget deficits. As a result, most global equity indices experienced sharp declines and a corresponding increase in volatility. Strong corporate profits, however, and low interest rates and inflation countered these negative developments to a degree.

[1]	Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, see “—Economic Income Analysis.”

During the second quarter of 2010, U.S. credit markets continued their positive trend from the first quarter through April and then abruptly reversed course in May. After setting a record for primary issuance in the first quarter, activity in the U.S. high-yield bond primary market slowed appreciably. In Europe, the positive momentum evident in the credit markets during the first quarter of 2010 came to a halt as uncertainties around the outlook for European sovereigns became a key factor. Additionally, primary issuance declined substantially when compared to first-quarter levels. Asian credit markets experienced volatile conditions as the European sovereign debt crisis had follow-through effects in every asset class.

U.S. structured credit markets experienced substantial volatility in a pattern similar to the first quarter of 2010. U.S. securitized products began the second quarter with positive momentum, only to experience a substantial reversal amid the broader pullback in the global markets during May and a widening of spreads.

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

Management fees are directly impacted by any increase or decrease in our assets under management, whether due to investor capital flows or fund investment performance. Incentive income is directly impacted by our funds’ investment performance and indirectly impacted by increases and decreases in assets under management; therefore, to the extent that our assets under management change, our total revenues will change. For example, a $1 billion increase or decrease in assets under management subject to a 2% management fee would generally increase or decrease annual management fees by $20 million. If net profits attributable to a fee-paying fund investor were $10 million, we generally would earn incentive income equal to $2 million, assuming a one-year incentive income measurement period, no change in current incentive income rates, no hurdle rate and no high-water marks from prior years.

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

The ability of investors to contribute capital to and redeem capital from our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ investment performance. Both of these factors directly impact the revenues we earn from management fees and incentive income.

Information with respect to our assets under management throughout this quarterly report, including the tables set forth in this discussion and analysis, includes deferred balances, which are made up of incentive income receivables from our offshore funds that were deferred by our partners and the Ziffs prior to our IPO, and investments by us, our partners, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners, employees and certain other related parties, including the reinvestment by our partners of the after-tax proceeds from the Offerings, other than the reinvestment by our partners of deferred balances. As of June 30, 2010, approximately 9% of our assets under management represented investments by us, our partners and certain other related parties in our funds. As of this date, approximately 37% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to pre-IPO investments by our partners as well as other related parties.

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

The following table sets forth assets under management of our most significant funds (by asset size):

	June 30,
	2010	2009
	(dollars in thousands)
OZ Master Fund	$18,360,337	$14,447,472
OZ Europe Master Fund	$2,891,561	$2,960,415
OZ Asia Master Fund	$1,330,726	$1,392,700
OZ Global Special Investments Master Fund	$1,183,853	$1,939,872

Assets under management presented in the table above do not include assets under management related to our real estate funds, the separate accounts we manage on behalf of certain institutions or certain other funds that are not material, which collectively were approximately $1.7 billion and $1.2 billion as of June 30, 2010 and 2009, respectively.

During the first quarter of 2010, our partners re-allocated $713.9 million of their $1.5 billion of after-tax proceeds from the Offerings invested in the OZ Global Special Investments Master Fund primarily to the OZ Master Fund. As the majority of our fund investors’ capital is in the OZ Master Fund, this change further aligns the partners’ interests with theirs. The change also reflects the fact that our fund investors have become more selective in their appetite for exposure to private investments in favor of the broader investment opportunities available on a multi-strategy basis. The full amount of our partners’ capital continues to be subject to the original 5-year lock-up from the time of our IPO, and the amount remaining in the OZ Global Special Investments Master Fund will continue to be used to invest in our private investments platforms.

The $3.9 billion year-over-year increase in assets under management for the OZ Master Fund was driven primarily by capital net inflows in the fourth quarter of 2009 and first half of 2010, and the positive investment performance of the OZ Master Fund in the second half of 2009 and the first quarter of 2010. Also contributing to the increase was the reallocation of capital by our partners from OZ Global Special Investments Master Fund as discussed above. These inflows were partially offset by capital net outflows experienced in the third quarter of 2009 and performance-related depreciation in the second quarter of 2010.

The $68.9 million and $62.0 million year-over-year decreases in assets under management for the OZ Europe Master Fund and OZ Asia Master Fund, respectively, were primarily as a result of capital net outflows experienced in the second half of 2009, and performance-related depreciation in the second quarter of 2010. These decreases were partially offset by the positive investment performance of these funds in the second half of 2009 and the first quarter of 2010, in addition to capital net inflows in the second quarter of 2010. The OZ Europe Master Fund experienced capital net outflows in the first quarter of 2010.

The $756.0 million year-over-year decrease in the assets under management for the OZ Global Special Investments Master Fund was driven by capital net outflows, primarily in the first quarter of 2010 due to the reallocation of capital by our partners to our other funds as discussed above, partially offset by positive investment performance in the second half of 2009 and the first quarter of 2010.

The table below sets forth the changes to our assets under management and weighted-average assets under management. Weighted-average assets under management exclude the impact of second-quarter performance-related appreciation (depreciation) for the periods presented, as these amounts do not impact management fees calculated for such periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Balance-beginning of period	$24,849,771	$22,601,156	$23,079,796	$26,954,606
Net flows	1,035,333	(2,135,924)	2,060,957	(7,222,046)
Appreciation (Depreciation)	(388,164)	1,454,329	356,187	2,187,001

Balance-end of period	$25,496,940	$21,919,561	$25,496,940	$21,919,561

Weighted-average assets under management	$25,643,056	$20,422,890	$24,708,370	$21,224,255

Our assets under management increased $3.6 billion, or 16%, year-over-year as a result of positive investment performance of approximately $2.4 billion and capital net inflows of approximately $1.2 billion from June 30, 2009 to June 30, 2010.

In the first half of 2010, our funds experienced performance-related appreciation of $356.2 million and capital net inflows of $2.1 billion, which were comprised of $3.7 billion of gross inflows and $1.6 billion of gross outflows. The inflows were driven by increased institutional investor confidence in placing capital with alternative asset managers and, in turn with us, in order to enhance the yield and diversification of their investments. The outflows were driven by quarterly redemption requests, which we believe have normalized to levels seen prior to 2008.

In the first half of 2009, our funds experienced performance-related appreciation of $2.2 billion and capital net outflows of $7.2 billion, which were comprised of $423.5 million of gross inflows and $7.6 billion of gross outflows. The outflows were driven principally by fourth quarter 2008 redemption requests paid on January 1, 2009 of $5.0 billion and first quarter 2009 redemption requests paid on April 1, 2009 of $2.3 billion. Our fund investors, primarily our fund-of-fund investors, continued to re-balance, reduce or eliminate their exposures to hedge funds and the capital markets generally in response to challenging market conditions in January and February of 2009, and to meet liquidity requirements resulting from investment losses they sustained in the second half of 2008. In addition, our redemptions were adversely impacted because we provided liquidity in accordance with the pre-defined terms of our funds in an environment where many other hedge funds imposed or maintained constraints on investor redemptions.

Estimated assets under management as of August 1, 2010 were $25.9 billion, an increase of approximately $400 million from June 30, 2010, as a result of capital net inflows of $100 million from July 1, 2010 to August 1, 2010, and performance-related appreciation of approximately $300 million.

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

	Net Return for the Three Months Ended June 30,		Net Return for the Six Months Ended June 30,
	2010	2009	2010	2009
OZ Master Fund	-1.4%	7.6%	1.3%	12.3%
OZ Europe Master Fund	-2.8%	7.2%	1.5%	7.0%
OZ Asia Master Fund	-2.0%	8.5%	3.0%	13.2%
OZ Global Special Investments Master Fund	-0.2%	2.9%	3.6%	3.6%

OZ Master Fund

For the first half of 2010, the return of the OZ Master Fund was driven primarily by investment opportunities in structured and distressed credit, primarily in the United States and Europe.

For the first half of 2009, the return of the OZ Master Fund was driven primarily by investment opportunities in the following strategies: long/short equity special situations, primarily in the United States and Asia, which contributed approximately 46% of the return before management fees and incentive income; convertible and derivative arbitrage, primarily in the United States, which contributed approximately 30%; and structured and distressed credit, primarily in the United States and Europe, which contributed approximately 26%. The positive investment performance of these strategies was partially offset by losses in our private investments strategy.

OZ Europe Master Fund

For the first half of 2010, the return of the OZ Europe Master Fund was driven primarily by investment opportunities in the following strategies: structured and distressed credit, which contributed approximately 76% of the return before management fees and incentive income; private investments, which contributed approximately 22%; and convertible and derivative arbitrage, which contributed approximately 11%. The positive investment performance of these strategies was partially offset by losses in our long/short equity special situations strategy.

For the first half of 2009, the return of the OZ Europe Master Fund was driven primarily by investment opportunities in the following strategies: structured and distressed credit, which contributed approximately 57% of the return before management fees and incentive income; convertible and derivative arbitrage, which contributed approximately 37%; and long/short equity special situations, which contributed approximately 15%. The positive investment performance of these strategies was partially offset by losses in our private investments strategy.

OZ Asia Master Fund

For the first half of 2010, the return of the OZ Asia Master Fund was driven primarily by investment opportunities in the following strategies: convertible and derivative arbitrage, which contributed approximately 78% of the return before management fees and incentive income; and private investments, which contributed approximately 38%. The positive investment performance of these strategies was partially offset by losses related to bankruptcy claims.

For the first half of 2009, the return of the OZ Asia Master Fund was driven primarily by investment opportunities in the following strategies: long/short equity special situations, which contributed approximately 89% of the return before management fees and incentive income; convertible and derivative arbitrage, which contributed approximately 14%; and distressed credit, which contributed approximately 13%. The positive investment performance of these strategies was partially offset by losses in our private investments strategy.

OZ Global Special Investments Master Fund

For the first half of 2010, the return of the OZ Global Special Investments Master Fund was driven primarily by investment opportunities in the following strategies: structured and distressed credit, primarily in the United States and Europe, which contributed approximately 83% of the return before management fees and incentive income; and private investments, which contributed approximately 23%. The positive investment performance of these strategies was partially offset by losses in our long/short equity special situations strategy.

For the first half of 2009, substantially all of the return before management fees and incentive income of the OZ Global Special Investments Master Fund was driven by investment opportunities in long/short equity special situations, primarily in the United States and Asia, partially offset by losses in our private investments strategy.

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

Real Estate Funds. Management fees from the Och-Ziff real estate funds are generally charged at an annual rate of 0.75% to 1.5% of the total capital commitments during the original investment period and 0.75% to 1.5% of invested capital thereafter. Management fees are generally paid to us on a quarterly basis, at the beginning of the quarter, and are prorated for changes in capital commitments throughout the original investment period and invested capital thereafter.

•

Incentive Income. We earn incentive income based on the performance of the Och-Ziff funds and managed accounts. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor, but excludes unrealized profits on private investments. We do not recognize incentive income until the end of the measurement period when the amounts are contractually payable, or “crystallized.” The measurement period for most of our assets under management is on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31st. The measurement periods, however, with respect to approximately 10% of our assets under management as of June 30, 2010, are based on longer time periods and the calculations of incentive income for these assets are subject to hurdle rates. Generally, any incentive income recorded during the first three quarters of the year is related to fund investor redemptions or amounts earned from fund investors with measurement periods longer than one-year. Furthermore, incentive income on private investments is earned in the year of the sale or on realization of the private investment.

As of January 1, 2010, all of our funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning we will not be able to earn incentive income with respect to a fund investor’s investment loss in the year or years following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark. Prior to January 1, 2010, most of our funds had a one-year high-water mark. Since our inception, we have surpassed essentially all of our high-water marks in the year following negative investment performance, including the losses experienced by our funds in 2008. Accordingly, high-water marks have not affected incentive income in any year other than the year immediately following a loss. The impact of the change from a one-year high-water mark to a perpetual high-water mark on future incentive income is dependent on our ability to recover any losses in the year following such losses. As of December 31, 2009, we had surpassed virtually all of the high-water marks in our funds.

For any given fiscal period, our revenues will be influenced by the combination of assets under management and the investment performance of our funds. For the first three quarters of each year, our revenues will be primarily comprised of the management fees we have earned for each respective quarter. In the fourth quarter, our revenues will be primarily comprised of the management fees we have earned for the quarter, as well as incentive income related to the full-year investment performance generated for the majority of our fund investors.

Income of Consolidated Och-Ziff Funds. Revenues recorded as income of consolidated Och-Ziff funds consist of interest income, dividend income and other miscellaneous items.

Expenses

Our operating expenses consist of the following:

•

Compensation and Benefits. Compensation and benefits in the first three quarters is comprised of salaries and benefits, guaranteed bonus accruals and equity-based compensation primarily in the form of Class A restricted share units, or “RSUs”. On an annual basis, compensation and benefits comprise the most significant portion of total expenses, with discretionary cash bonuses comprising the majority of total compensation and benefits. These cash bonuses are funded by total annual revenues, which are significantly influenced by the incentive income we earn for the year. Annual discretionary cash bonuses in a year with no high-water marks in effect are generally determined and expensed in the fourth quarter each year. In the second quarter of 2009, however, we began to accrue for the estimated 2009 discretionary cash bonuses that we expected to pay our employees shortly after year-end 2009. We did this in order to provide a competitive compensation structure in a year in which we generated strong investment performance while at the same time having the high-water marks in our funds, which if not recovered would have precluded us from earning any incentive income in 2009. For the six months ended June 30, 2010, we did not accrue for any discretionary cash bonuses.

•

Interest Expense. Amounts included within interest expense relate primarily to interest expense on our term loan and the note payable on our corporate aircraft, both of which are LIBOR-based, variable rate borrowings.

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

Allocations to Non-Equity Partner Interests and Profit Sharing. Prior to the Reorganization, income allocations to our partners, other than Mr. Och, and to the Ziffs on their interests in our business were recorded as expenses within allocations to non-equity partner interests and profit sharing, respectively, in the consolidated statements of operations. For periods following the Reorganization, only allocations to the partners, other than Mr. Och, and the Ziffs related to earnings on deferred balances are incurred. Allocations to Och-Ziff Operating Group A Units held by our partners and the Ziffs subsequent to the Reorganization are recorded within net loss allocated to partners’ and others’ interests in consolidated subsidiaries in the consolidated statements of operations, as these are equity interests held directly in the Och-Ziff Operating Group.

Expenses of Consolidated Och-Ziff Funds. Expenses recorded as expenses of consolidated Och-Ziff funds consist of interest expense, dividend expense, stock loan fees and other miscellaneous expenses.

Other Income

Our other income consists of:

•

Net Earnings on Deferred Balances. Net earnings on deferred balances represent the changes in fair value of the deferred balances owed to our partners and the Ziffs. Earnings on deferred balances impact the amounts ultimately paid to our partners and the Ziffs, and therefore do not impact our Class A shareholders. For more information, see “—Liquidity and Capital Resources—Other Future Liquidity and Capital Needs—Deferred Balances Distributions.”

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

•

Net Gain on Early Retirement of Debt. Net gain on early retirement of debt consists of the gain realized upon the early retirement of $5 million of our term loan that occurred in the second quarter of 2009.

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

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries

Partners’ and others’ interests in consolidated subsidiaries represents ownership interests in the Company’s subsidiaries held by parties other than us and is primarily made up of: (i) Och-Ziff Operating Group A Units held by our partners and the Ziffs; and (ii) fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in this item related to the Och-Ziff Operating Group A Units are driven by the earnings or losses of the Och-Ziff Operating Group. Increases or decreases in this item related to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings or losses of the consolidated Och-Ziff funds.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Revenues
Management fees	$110,214	$86,166	$211,956	$180,471
Incentive income	5,536	265	5,722	265
Other revenues	720	285	1,111	553
Income of consolidated Och-Ziff funds	7,454	8,887	14,570	11,502

Total Revenues	123,924	95,603	233,359	192,791

Expenses
Compensation and benefits	51,729	76,025	104,921	127,901
Allocations to non-equity partner interests	—	4,915	—	4,575
Reorganization expenses	411,789	424,736	836,595	844,685
Profit sharing	—	308	—	291
Interest expense	1,936	4,060	3,893	8,655
General, administrative and other	23,538	21,132	46,130	43,382
Expenses of consolidated Och-Ziff funds	4,297	1,142	5,379	1,896

Total Expenses	493,289	532,318	996,918	1,031,385

Other Income
Net earnings on deferred balances	—	14,723	—	3,430
Net gains (losses) on investments in Och-Ziff funds and joint ventures	(602)	560	(549)	306
Net gain on early retirement of debt	—	2,013	—	2,013
Net gains (losses) of consolidated Och-Ziff funds	16,151	(375)	22,342	(98)

Total Other Income	15,549	16,921	21,793	5,651

Loss Before Income Taxes	(353,816)	(419,794)	(741,766)	(832,943)
Income taxes	7,744	449	16,543	3,278

Consolidated Net Loss	$(361,560)	$(420,243)	$(758,309)	$(836,221)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(272,139)	$(331,930)	$(580,249)	$(666,054)

Net Loss Allocated to Class A Shareholders	$(89,421)	$(88,313)	$(178,060)	$(170,167)

Revenues

Management Fees. The following table sets forth the components of our management fees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Och-Ziff Funds segment:
Hedge funds	$104,867	$83,041	$202,809	$174,034
Managed accounts	2,168	1,482	3,800	2,913
Och-Ziff real estate funds	999	1,311	1,876	2,622
Eliminated in consolidation and recurring placement and related service fees netted against management fees above	2,180	332	3,471	902

Total	$110,214	$86,166	$211,956	$180,471

Management fees increased by $24.0 million and $31.5 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods, due to the year-over-year increase in average assets under management driven by a combination of capital net inflows and performance-related appreciation.

Our management fees, before the impact of eliminations, were 1.7% (annualized) of our weighted-average assets under management for the three and six months ended June 30, 2010 and 2009. See “—Segment Analysis” for a discussion of management fees earned by the Och-Ziff Funds segment before the impact of eliminations in consolidation.

Incentive Income. Incentive income increased by $5.3 million and $5.5 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods. These amounts were primarily related to fund investor redemptions.

Income of Consolidated Och-Ziff Funds. Income of consolidated Och-Ziff funds decreased by $1.4 million and increased by $3.1 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods, primarily due to the investment activities of our real estate funds.

Expenses

Compensation and Benefits. Compensation and benefits expenses decreased by $24.3 million and $23.0 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods. These decreases were primarily related to a $25.4 million accrual for discretionary cash bonuses in the second quarter of 2009. In the second quarter of 2009 we began to accrue for the estimated 2009 discretionary cash bonuses that we expected to pay our employees shortly after year end 2009. We did this in order to provide a competitive compensation structure in a year in which we generated strong investment performance while at the same time having the high-water marks in our funds, which if not recovered would have precluded us from earning any incentive income in 2009. For the six months ended June 30, 2010, we did not accrue for any discretionary cash bonuses. Annual discretionary cash bonuses in a year with no high-water marks in effect are generally determined and expensed in the fourth quarter each year. Our worldwide headcount increased from 358 at June 30, 2009 to 384 at June 30, 2010.

Allocations to Non-Equity Partners. Allocations to non-equity partners in 2009 were related to earnings on deferred balances allocated to our partners, other than Mr. Och. For more information, see “—Liquidity and Capital Resources—Other Future Liquidity and Capital Needs—Deferred Balances Distributions.”

Reorganization Expenses. Reorganization expenses decreased by $12.9 million and $8.1 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods. These expenses represent the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our partners after the Offerings. The decrease in Reorganization expenses was primarily attributable to the decrease in the amortization on certain units forfeited by former partners in the first half of 2009 and the first quarter of 2010 and subsequently reallocated to the remaining partners. The grant-date fair value of the reallocated units was lower than the original grant-date fair value, and therefore the Reorganization expenses associated with the reallocated units decreased. Assuming no material forfeitures or reallocations, the estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our partners are expected to be approximately $824.5 million for the remainder of 2010, $1.7 billion in 2011 and $1.5 billion in 2012.

Interest Expense. Interest expense decreased by $2.1 million and $4.8 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods. These decreases were primarily due to the decrease in LIBOR, to which both our term loan obligation and the note payable on our corporate aircraft are indexed. Additionally, interest expense decreased as a result of the early retirement of an aggregate of $105 million of our term loan in 2009. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month.

General, Administrative and Other. The following table sets forth the components of our general, administrative and other expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Occupancy and equipment	$7,388	$6,926	$14,557	$13,746
Professional services	5,421	4,353	10,115	9,701
Information processing and communications	3,553	3,206	6,690	6,888
Business development	2,041	1,701	4,150	3,468
Insurance	1,977	3,185	3,903	6,346
Other expenses	3,034	1,761	6,855	4,017

	23,414	21,132	46,270	44,166
Changes in tax receivable agreement liability	124	—	(140)	(784)

Total General, Administrative and Other	$23,538	$21,132	$46,130	$43,382

General, administrative and other expenses increased by $2.4 million and $2.7 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods. These increases were primarily driven by higher recurring placement and related service fees on assets under management (included within other expenses in the table above), occupancy and equipment, and professional services, partially offset by lower insurance costs.

Expenses of Consolidated Och-Ziff Funds. Expenses of consolidated Och-Ziff funds increased by $3.2 million and $3.5 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods, primarily due to the investment activities of our real estate funds.

Other Income

Net Earnings on Deferred Balances. There were no earnings on deferred balances in the first half of 2010 as substantially all of the deferred balances were collected from the offshore funds and distributed to our partners and the Ziffs at the beginning of the year. We expect the remaining balances to be collected and distributed to our partners and the Ziffs in 2010. See “—Liquidity and Capital Resources—Other Future Liquidity and Capital Needs—Deferred Balances Distributions” for additional information.

Net Gain on Early Retirement of Debt. Net gain on early retirement of debt represents the gain realized upon the early retirement of debt that occurred during the second quarter of 2009. In June 2009, we repurchased and retired $5.0 million of our outstanding term loan for $3.0 million, which resulted in the recognition of a gain on early retirement of debt in the amount of $2.0 million in the consolidated statements of operations.

Net Gains (Losses) of Consolidated Och-Ziff Funds. Net gains of consolidated Och-Ziff funds increased by $16.5 million and $22.4 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods, primarily due to the investment activities of our real estate funds.

Income Taxes

Income tax expense increased by $7.3 million and $13.3 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods. The increases were primarily driven by higher profitability in the Och-Ziff Operating Group and certain of its foreign subsidiaries. The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, only a portion of the income we earn is subject to corporate level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes includes U.S. federal, state, local and foreign taxes at an effective tax rate of -2.2% for the three and six months ended June 30, 2010, compared to an effective tax rate of -0.1% and -0.4% for the three and six months ended June 30, 2009, respectively. The reconciling items between our statutory rate and our effective tax rate were due to the following: (i) only a portion of the income we earn is subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income we earn is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses are non-deductible for income tax purposes.

As of and for the three and six months ended June 30, 2010 and 2009, we were not required to establish a liability for uncertain tax positions. In addition, as of June 30, 2010, we had net operating loss carryforwards of $95.3 million for federal income taxes and $12.8 million for state and local income taxes that will expire by December 31, 2029 and 2030, respectively.

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries

The following table sets forth the components of the net loss allocated to partners’ and others’ interests in consolidated subsidiaries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(291,728)	$(348,355)	$(611,729)	$(674,501)
Consolidated Och-Ziff funds	19,053	7,232	31,098	9,261
Other	536	9,193	382	(814)

Total	$(272,139)	$(331,930)	$(580,249)	$(666,054)

Net loss allocated to partners’ and others’ interests in consolidated subsidiaries decreased by $59.8 million and $85.8 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods. The decrease in net loss allocated to the Och-Ziff Operating Group A Units was primarily due to a larger share of losses of the Och-Ziff Operating Group being allocated to us. The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units declined from 79.8% as of June 30, 2009 to 77.6% as of June 30, 2010 as a result of the vesting of RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net loss in future periods as losses of the Och-Ziff Operating Group are allocated to these interests.

ECONOMIC INCOME ANALYSIS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$74,576	$20,631	$136,723	$68,800
Other Operations - Non-GAAP	(2,936)	(4,833)	(7,201)	(8,491)

Total Company - Non-GAAP	$71,640	$15,798	$129,522	$60,309

We conduct substantially all of our operations through our only reportable segment under U.S. GAAP, the Och-Ziff Funds segment, which provides investment management and advisory services to our hedge funds and separately managed accounts. Our Other Operations are currently comprised of our real estate business, which manages and provides advisory services to our real estate funds, and investments in new businesses established to expand our private investment platforms.

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

•	Changes in the tax receivable agreement liability and net gain on early retirement of debt, as management does not consider these to be reflective of operating performance;

•

Net earnings on the deferred balances and net gains on investments in Och-Ziff funds, as these amounts primarily relate to amounts due to our partners and the Ziffs for pre-IPO deferred incentive income, and amounts due to employees under deferred cash compensation arrangements, as management does not consider these items to be reflective of operating performance; and

•

Amounts related to the consolidated Och-Ziff funds, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned from all of the Och-Ziff funds in relation to total assets under management and fund performance.

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

Och-Ziff Funds Segment—Economic Income Analysis

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Economic Income Revenues
Management fees	$107,035	$84,523	$206,609	$176,947
Incentive income	5,536	265	5,722	265
Other revenues	448	231	732	445

Total Economic Income Revenues	113,019	85,019	213,063	177,657

Economic Income Expenses
Compensation and benefits	16,739	42,587	34,770	62,963
Non-compensation expenses	21,704	21,801	41,335	45,894

Total Economic Income Expenses	38,443	64,388	76,105	108,857

Net losses on joint ventures	—	—	(235)	—

Economic Income	$74,576	$20,631	$136,723	$68,800

Economic Income for the Och-Ziff Funds segment increased by $53.9 million and $67.9 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods. These increases were driven primarily by an increase in assets under management on which we earned management fees and the decrease in compensation and benefits due to the accrual for year-end discretionary cash bonuses in the second quarter of 2009.

Economic Income Revenues

Management Fees. Management fees for the segment increased by $22.5 million and $29.7 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods, due to the year-over-year increase in average assets under management driven by a combination of capital net inflows and performance-related appreciation.

Incentive Income. Incentive income increased by $5.3 million and $5.5 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods. These amounts were primarily related to fund investor redemptions.

Economic Income Expenses

Compensation and Benefits. Compensation and benefits expenses decreased by $25.8 million and $28.2 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods. These decreases were primarily related to a $24.6 million accrual for discretionary cash bonuses in the second quarter of 2009. In the second quarter of 2009 we began to accrue for the estimated 2009 discretionary cash bonuses that we expected to pay our employees shortly after year end 2009. We did this in order to provide a competitive compensation structure in a year in which we generated strong investment performance while at the same time having the high-water marks in our funds, which if not recovered would have precluded us from earning any incentive income in 2009. For the six months ended June 30, 2010, we did not accrue for any discretionary cash bonuses. Annual discretionary cash bonuses in a year with no high-water marks in effect are generally determined and expensed in the fourth quarter each year.

Non-Compensation Expenses. The following table presents the components of our non-compensation expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Occupancy and equipment	$6,125	$5,844	$12,035	$11,823
Professional services	5,364	3,864	9,990	8,324
Information processing and communications	2,617	2,299	4,847	5,064
Business development	2,028	1,647	4,114	3,374
Insurance	1,977	3,185	3,903	6,346
Interest expense	1,936	4,060	3,893	8,655
Other expenses	1,657	902	2,553	2,308

Total Non-Compensation Expenses	$21,704	$21,801	$41,335	$45,894

Non-compensation expenses decreased by $97 thousand and $4.6 million for the three and six months ended June 30, 2010, compared to the corresponding 2009 periods. These decreases were driven primarily by decreases in interest expense and insurance costs, offset in part by increases in professional services fees. The decreases in interest expense were due to the decrease in LIBOR, to which both our term loan and the note payable on our corporate aircraft are indexed. Additionally, interest expense decreased as a result of the early retirement of an aggregate of $105 million of our term loan in 2009. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month.

Other Operations – Economic Income Analysis (Non-GAAP)

Our Other Operations are comprised of our real estate business, which manages and provides advisory services to our real estate funds, and investments in new businesses established to expand certain of our private investment platforms. The businesses within our Other Operations are currently in their early development stages, and are not included in the results of the Och-Ziff Funds segment.

Economic Income for our Other Operations was a net loss of $2.9 million for the three months ended June 30, 2010, compared with a net loss of $4.8 million for the three months ended June 30, 2009. Economic Income for our Other Operations was a net loss of $7.2 million for the six months ended June 30, 2010, compared with a net loss of $8.5 million for the six months ended June 30, 2009. The decrease in the Economic Income net loss for both periods was principally the result of lower non-compensation expenses due to the reimbursement of organization expenses related to our new real estate fund.

Economic Income for our Other Operations as discussed above is a non-GAAP measure. For reconciliations of Economic Income of our Other Operations to the respective U.S. GAAP net loss for the periods described above, see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

The Company – Economic Income Analysis (Non-GAAP)

Economic Income for the Company was $71.6 million for the three months ended June 30, 2010, a $55.8 million increase from Economic Income for the Company of $15.8 million for the three months ended June 30, 2009. Economic Income for the Company was $129.5 million for the six months ended June 30, 2010, a $69.2 million increase from Economic Income for the Company of $60.3 million for the six months ended June 30, 2009. The primary drivers for the increases were higher management fees and lower compensation and benefits expenses in the Och-Ziff Funds segment.

Economic Income for the Company as discussed above is a non-GAAP measure. For reconciliations of Economic Income for the Company to the respective U.S. GAAP net loss for the periods described above, see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

LIQUIDITY AND CAPITAL RESOURCES

The working capital needs of our business have historically been met and continue to be met through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds and managed accounts. We currently do not incur any indebtedness to fund our ongoing operations, but have outstanding indebtedness that was incurred in connection with the Reorganization and to refinance the note payable on our corporate aircraft. We expect that our primary liquidity needs over the next 12 months will be to:

•	pay our operating expenses, primarily consisting of compensation and benefits, as well as any related tax withholding obligations, and non-compensation expenses;

•	repay borrowings and interest thereon;

•	provide capital to facilitate the growth of our business;

•	pay income taxes and amounts to our partners and the Ziffs with respect to the tax receivable agreement as discussed below under “—Tax Receivable Agreement”; and

•	make cash distributions in accordance with our distribution policy as discussed below under “—Distributions.”

Historically, management fees have been more than sufficient to cover our all of our “fixed” operating expenses, which we define as salaries and benefits and most of our non-compensation costs. As explained above under “—Understanding Our Results—Revenues—Incentive Income,” we generally do not recognize incentive income during the first three quarters of the year other than amounts earned as a result of fund investor redemptions during the period or amounts earned from fund investors with measurement periods longer than one year (approximately 10% of our assets under management as of June 30, 2010). Furthermore, we cannot predict the amount of incentive income, if any, which we may earn at year end. Accordingly, we do not rely on incentive income to meet our fixed operating expenses. Total annual revenues, which typically have been significantly influenced by the amount of annual incentive income we earn, historically have been sufficient to fund all of our other working capital needs, including annual discretionary cash bonuses. These cash bonuses, which historically have comprised our largest operating expense, are variable such that, in any year where total annual revenues are greater or less than the prior year, cash bonuses may be adjusted accordingly. Our ability to scale this significant operating expense to our total annual revenues helps us manage our cash flow and liquidity position from period to period.

Based on our past results, management’s experience and our current level of assets under management, we believe that our existing cash resources, together with the cash generated from management fees, will be sufficient to meet our anticipated fixed operating expenses and capital expenditure requirements for at least the next 12 months. As we have done historically, we will determine the actual amount of discretionary cash bonuses for this year during the fourth quarter and intend to fund this amount through management fees and any incentive income we may earn at the end of the fourth quarter. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.

Our term loan, discussed below under “—Debt Obligations—Term Loan,” matures in July 2012 and the balance on our aircraft loan, discussed below under “—Debt Obligations—Aircraft Loan,” is payable in May 2011. To date, we have used cash on hand to repurchase and retire $105 million of the outstanding principal amount of our term loan. In addition, as of June 30, 2010, we had repaid an additional $13.1 million of the outstanding balance on our term loan from cash on hand, as we are required to make quarterly payments in an aggregate annual amount equal to 1% of the original loan balance. We may continue to use cash on hand to repay the term loan and the aircraft loan in part or in full prior to their maturity dates, which would reduce amounts available to distribute to our Class A shareholders. For any amounts unpaid as of those dates, we will be required to either refinance the obligations by entering into new facilities, which could result in higher borrowing costs, or raise cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to enter into new facilities or issue equity or other securities in the future on attractive terms or at all. Any new facilities that we may be able to enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted.

For our other longer-term liquidity requirements, we expect to continue to fund our fixed operating costs through management fees and to fund discretionary cash bonuses and repayment of our debt obligations through a combination of management fees and incentive income. We may also decide to meet these requirements by issuing new debt or additional equity or other securities. Over the long term, we believe we will be able to grow our assets under management and generate positive investment performance in our funds, which we expect will allow us to grow our management fees and incentive income in amounts sufficient to cover our long-term liquidity requirements.

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

Market and other factors may make it more difficult or costly to raise or borrow additional funds. Excessive costs or other significant market barriers may limit or prevent us from maximizing our growth potential and flexibility.

Debt Obligations

Term Loan. On July 2, 2007, we entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75%. The term loan will mature in July 2012 and is secured by a first priority lien on substantially all of our assets. The term loan is payable in equal quarterly installments, which began on December 31, 2008, in an aggregate annual amount equal to 1% of the original principal amount borrowed under the term loan, and the balance will be payable upon maturity. In June 2009, we repurchased and retired $5.0 million of the outstanding balance for $3.0 million, and in December 2009, we repurchased and retired an additional $100.0 million of the outstanding balance for $80.0 million. As of June 30, 2010, the total outstanding amount of the term loan was $631.9 million.

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

The term loan permits us to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, we are in compliance with a leverage ratio of 3.0 to 1.0 of EBITDA (as defined in the credit agreement) and no default or event of default has occurred and is continuing. As of June 30, 2010, we have not incurred any unsecured indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan.

The term loan also limits the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of June 30, 2010, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

The terms of the amended note also require us to make one or more prepayments of the note or post cash collateral with the lender in the event that the outstanding principal balance of the loan at any time exceeds an amount equal to 65% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender that may not be exercised more than once every 12 months. During the second quarter of 2010, we paid $3.4 million of the note payable and applied $2.0 million of collateral previously posted with the lender against the remaining principal balance. As of June 30, 2010, the remaining principal balance of the note payable was $11.3 million.

The terms of the amended note payable also require us to comply with the following financial maintenance covenants in order for us to avoid an event of default:

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

Tax Receivable Agreement

We have made, and may in the future be required to make, additional payments under the tax receivable agreement that we entered into with our partners and the Ziffs. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings, and subsequent taxable exchanges by our partners and the Ziffs of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) have agreed to pay our partners and the Ziffs 85% of the amount of cash savings, if any, in federal, state and local income tax in the United States that these entities actually realize related to their units as a result of such increases in tax basis. In connection with the departure of certain former partners, the right to receive payments under the tax receivable agreement by such partners was contributed to the Och-Ziff Operating Group. As a result, we expect to pay to our remaining partners and the Ziffs approximately 78% (from 85% at the time of the Offerings) of the overall cash savings, if any, in federal, state and local income tax in the United States that we actually realize as a result of such increases in tax basis. To the extent that we do not realize any cash savings in federal, state and local income tax in the United States, we would not be required to make corresponding payments under the tax receivable agreement.

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

As of June 30, 2010, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our partners and the Ziffs approximately $780.6 million over the next 13 to 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group B Units in the Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares by certain former partners. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including those described below:

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

Other Future Liquidity and Capital Needs

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

Deferred Balances Distributions. Through 2006, we deferred collection of a certain portion of incentive income receivable from our offshore funds. As a result of a change in the method of accounting used for U.S. income tax purposes by certain of our subsidiaries, we no longer defer the collection of such receivables. All remaining deferred balances, which as of June 30, 2010 were $3.5 million, are expected to be paid to us in 2010. Such amounts, in turn, will be distributed to our partners and the Ziffs, and therefore will not benefit our Class A shareholders.

Distributions

The following table presents the cash dividends declared on our Class A Shares and the related cash distributions to our partners and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to the Partners and the Ziffs (dollars in thousands)
August 19, 2010	August 12, 2010	$0.11	$45,103
May 11, 2010	April 1, 2010	$0.09	$34,315
February 18, 2010	December 31, 2009	$0.58	$198,852

Our intention is to distribute to our Class A shareholders substantially all of their pro rata share of annual Economic Income (as described above under “—Economic Income Analysis”) in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to pay income taxes, to pay any amounts owed under the tax receivable agreement, to make appropriate investments in our business and our funds, and to make payments on any of our debt obligations, including our term loan and aircraft loan. When we pay dividends on our Class A Shares, subject to the terms of the limited partnership agreements of the Och-Ziff Operating Group entities, we intend to make corresponding distributions to our partners and the Ziffs on their interests in the Och-Ziff Operating Group.

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

The declaration and payment of future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy at any time. In determining the amount, if any, of any dividend, our Board of Directors will take into account such factors as it may deem relevant, including those noted above. Depending on the facts and circumstances at any given time, our Board of Directors may determine to reduce, increase or suspend from time to time at any time, the payment of dividends to our Class A shareholders.

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

Cash Flows Analysis

Operating Activities. Net cash provided by operating activities was $464.1 million and $215.5 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, net cash flows from operating activities were primarily related to the collection of prior-year incentive income and current-year management fees, less interest expense and other operating expenses. During the first six months of 2010, we collected $231.6 million of deferred balances, which we in turn distributed to our partners and the Ziffs, net of taxes. The deferred balances distributed to Mr. Och, net of taxes, in the first six months of 2010 in the amount of $129.5 million were recorded within cash flows from financing activities, as these were distributions on Mr. Och’s pre-IPO equity interest. During the first six months of 2009, we collected $208.0 million of deferred balances, which we in turn distributed to our partners and the Ziffs, net of taxes. The deferred balances distributed to Mr. Och, net of taxes, in the first six months of 2009 in the amount of $122.4 million were recorded within cash flows from financing activities, as these were distributions on Mr. Och’s pre-IPO equity interest.

Investing Activities. There were no significant changes in the net cash used in investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated statements of cash flows.

Financing Activities. Net cash used in financing activities was $416.1 million and $155.3 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, net cash flows from financing activities are primarily related to the dividends paid of $54.9 million and $7.6 million, respectively, to our Class A shareholders and distributions to our partners and the Ziffs of $231.8 million and $45.2 million, respectively, on their Och-Ziff Operating Group A Units. In addition, as discussed above, deferred balances distributed to Mr. Och, net of taxes, in the amount of $129.5 and $122.4 million in the first six months of 2010 and 2009, respectively, were recorded as financing-related cash outflows.

CONTRACTUAL OBLIGATIONS

There have been no significant changes to our contractual obligations reported in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, we did not have any off-balance sheet arrangements.

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

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities included in this category include listed equities, sovereign debt of developed nations and listed derivatives. As required under U.S. GAAP, we do not adjust the quoted price for these assets or liabilities, even in situations where we may hold a large position and a sale could reasonably impact the quoted market price. While our funds hold Level I assets and liabilities in their portfolios, as of June 30, 2010, we did not hold any Level I assets or liabilities directly or indirectly through the consolidated funds.

•

Level II – Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities generally included in this category include certain corporate bonds, certain credit default swaps, certain bank debt, less liquid and restricted equity securities, forward contracts and certain over-the-counter derivatives. While our funds hold Level II assets and liabilities in their portfolios, as of June 30, 2010, we did not hold any Level II assets or liabilities directly or indirectly through the consolidated funds.

•

Level III – Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation. The fair value of such assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Assets and liabilities that are included in this category generally include general and limited partnership interests in private equity and real estate. In addition, funds not consolidated by us may hold additional types of Level III assets and liabilities, such as equity and debt securities issued by private entities, structured products, certain corporate bonds, certain credit default swaps, certain bank debt and certain over-the-counter derivatives. As of June 30, 2010, the investments held by our consolidated funds and the deferred balances, the only assets we carry at fair value in our consolidated balance sheets, were Level III assets. While our funds hold Level III liabilities in their portfolios, as of June 30, 2010, we did not hold any Level III liabilities directly or indirectly through the consolidated funds.

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

As of June 30, 2010, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 38% within Level I; approximately 28% within Level II; and approximately 34% within Level III. As of December 31, 2009, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 39% within Level I; approximately 31% within Level II; and approximately 30% within Level III. The classification of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant.

A portion of our funds’ Level III assets relate to private or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the Level III asset sale or realization event, incentive income is calculated and recognized. Accordingly, the estimates of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

Valuation of Investments. Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The fair value of our funds’ investments is based on observable market prices when available. Such values are based on our internal policies which may require that prices are determined based on the last sales price, the “bid,” “ask” or the “mid,” depending on the type of security. Futures and options contracts are valued based on closing market prices. Forward and swap contracts are valued based on market rates or prices obtained from recognized financial data service providers.

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

Significant judgment and estimation goes into the assumptions that drive our valuation methodologies and procedures for assets that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value and the actual amounts ultimately realized could differ materially from the values estimated based on the use of these methodologies. Realizations at values significantly lower than the values at which investments have been reflected could result in losses at the fund level and a decline in future management fees and incentive income. Such situations may also negatively impact fund investor perception of our valuation policies and procedures, which could result in redemptions and difficulties in raising additional capital.

We have established an internal control infrastructure over the valuation of financial instruments that requires ongoing independent oversight by our financial control group as well as periodic audits by our internal audit group. These management control functions are independent of the trading and investing functions. We have also established a valuation committee, comprised of individuals who are independent of our investment professionals, that is responsible for overseeing the pricing of our funds’ investments.

We employ sufficient resources to help ensure that the financial control and internal audit groups are able to function at an appropriate quality level. We believe our internal control infrastructure utilizes an effective and appropriate level of segregation of duties. Specifically, the financial control group is responsible for establishing and monitoring compliance with valuation policies, as well as reporting compliance with these policies to our Audit Committee. Our internal audit group employs a risk-based program of audit coverage that is designed to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, our internal audit group meets with management periodically to evaluate and provide guidance on the existing risk framework and control environment assessments. Within our trading and investing functions, we have established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources, and fair valuation hierarchy coding within our financial reporting system. The appropriate internal and external resources with technical expertise and product, market and industry knowledge, perform independent verification of prices, profit and loss review, and validation of the models used in our valuation process.

The analysis used in measuring the fair value of financial instruments is generally related to the level of observable pricing inputs. For Level III inputs that are less observable, to the extent possible, procedures have been established to discuss the valuation methodology, including pricing techniques, with senior management of the trading and investing functions, to compare the inputs to observable inputs for similar positions, to review subsequent secondary market activities and to perform comparison of actual versus projected cash flows.

As of June 30, 2010 and December 31, 2009, our only assets carried at fair value were the deferred balances and the investment holdings of the consolidated Och-Ziff funds. The deferred balances and the investments held by the consolidated Och-Ziff funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy.

The following table sets forth the fair values of assets classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

Assets Recorded at Fair Value	June 30, 2010	Valuation Technique
	(dollars in thousands)
Deferred balances, at fair value	$3,461	Deferred balances are valued based on net asset value information provided by the underlying Och-Ziff funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments.

Investments, at fair value (assets of consolidated Och-Ziff funds)	346,403	Investments, which are primarily related to holdings of the real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models.

Total Level III assets, at fair value	349,864
Level III assets for which we do not bear economic exposure	(349,764)

Net Economic Exposure to Level III Assets	$100

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

Impact of Fair Value Measurement on Our Results. A 10% change in the estimate of fair value of the investments held by our funds would have the following effects on our results:

	Och-Ziff Funds (excluding real estate funds)	Och-Ziff Real Estate Funds
Management fees	Generally, a 10% change in the period subsequent to the change in fair value, as management fees are charged based on the assets under management at the beginning of the period.	None, as management fees are charged based on committed capital during the original investment period and invested capital thereafter.
Incentive income	Generally, an immediate 10% impact if the change in fair value continues at the end of the measurement period, at which time incentive income is recognized.	None, as incentive income is based on realized profits, subject to clawback.

As management fees are charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of June 30, 2010 would impact management fees calculated on July 1, 2010 by approximately $10.7 million.

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

We generated taxable income in the amount of $29.1 million in the first half of 2010 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.3 billion over the remaining 12-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred tax asset. In this regard, Reorganization expenses, allocations to non-equity partners and profit sharing expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported net losses on a U.S. GAAP basis, and expect to continue to report a U.S. GAAP net loss through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods and, as of June 30, 2010, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize this deferred tax asset.

To generate $2.3 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $25.3 billion as of July 1, 2010, we would need to generate a minimum compound annual growth rate in assets under management of approximately 1% over the period for which the taxable income estimate relates to fully realize the deferred tax asset, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred tax asset and may need to record a valuation allowance. Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred tax asset related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our partners and the Ziffs under the tax receivable agreement equal to approximately 78% of such amount; therefore, net earnings would only be impacted by 22% of any valuation allowance recorded against the deferred tax asset.

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

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred tax asset related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward, as of June 30, 2010. We have, however, determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance in the amount of $3.4 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

The Financial Accounting Standards Board (“FASB”) has issued various changes to the Codification that went into effect during the first half of 2010. The following is an overview of the more significant changes relevant to us and the expected impact, if any, on future trends:

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-10, Amendments to Statement 167 for Certain Investment Funds. ASU 2010-10 defers the effective date of ASU 2009-17 (see below) for certain investment entities to allow the FASB to work with the International Accounting Standards Board (“IASB”) in developing consistent consolidation guidance. The deferral applies to a reporting entity’s (i.e. investment manager’s) interest in an entity (i) that has the attributes of an investment company or (ii) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral in ASU 2010-10 does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund actual losses of an entity that could potentially be significant to the entity. ASU 2010-10 is effective for annual reporting periods beginning on or after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 is not expected to have any impact on the future trends of our financial position or results of operations, as adoption of the deferral resulted in us continuing to apply consolidation and disclosure requirements in effect during prior periods.

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

In June 2009, the FASB issued amended guidance on accounting for variable interest entities (originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), and subsequently reissued as ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). The amendments were issued to address the effects of the removal of the concept of qualifying special purpose entities from U.S. GAAP and to address concerns regarding the consolidation of variable interest entities. ASU 2009-17 requires a qualitative approach rather than a quantitative approach when determining the primary beneficiary of a variable interest entity and also changes the criteria by which an enterprise determines whether it is the primary beneficiary of an entity. In addition, the amended interpretation no longer considers removal rights when determining whether an entity is a variable interest entity and whether to consolidate a variable interest entity as the primary beneficiary unless those rights are held by a single party. ASU 2009-17 is effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-17 is not expected to have any impact on the future trends of our financial position or results of operations, as substantially all of the entities in which we hold variable interests qualified for the scope deferral included in ASU 2010-10, as discussed above.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

As of June 30, 2010, none of the changes to the Codification issued by the FASB that are not yet effective were expected to have an impact on our future trends.

Economic Income Reconciliations

The following tables present the reconciliations of Economic Income to our U.S. GAAP net loss for the periods previously discussed:

	Three Months Ended June 30, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders - U.S. GAAP	$(81,468)	$(7,953)	$(89,421)
Reorganization expenses	411,789	—	411,789
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(291,728)	—	(291,728)
Equity-based compensation	24,710	3,828	28,538
Income taxes	6,574	1,170	7,744
Depreciation and amortization	2,095	186	2,279
Amortization of deferred cash compensation awards	1,462	—	1,462
Net gains (losses) on investments in Och-Ziff funds	611	(195)	416
Change in tax receivable agreement liability	124	—	124
Other	407	28	437

Economic Income - Non-GAAP	$74,576	$(2,936)	$71,640

	Three Months Ended June 30, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders - U.S. GAAP	$(77,286)	$(11,027)	$(88,313)
Reorganization expenses	424,736	—	424,736
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(339,275)	—	(339,275)
Equity-based compensation	20,797	5,794	26,591
Net earnings on deferred balances	(14,723)	—	(14,723)
Allocations to non-equity partner interests	4,915	—	4,915
Net gain on early retirement of debt	(2,013)	—	(2,013)
Depreciation and amortization	1,932	186	2,118
Amortization of deferred cash compensation awards	1,857	—	1,857
Net gains on investments in Och-Ziff funds	(1,004)	(83)	(1,087)
Income taxes	387	62	449
Profit sharing	308	—	308
Other	—	235	235

Economic Income - Non-GAAP	$20,631	$(4,833)	$15,798

	Six Months Ended June 30, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders - U.S. GAAP	$(160,710)	$(17,350)	$(178,060)
Reorganization expenses	836,595	—	836,595
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(611,729)	—	(611,729)
Equity-based compensation	51,758	7,615	59,373
Income taxes	14,126	2,417	16,543
Depreciation and amortization	4,195	371	4,564
Amortization of deferred cash compensation awards	1,650	—	1,650
Net gains (losses) on investments in Och-Ziff funds	233	(315)	(82)
Change in tax receivable agreement liability	(140)	—	(140)
Other	745	61	808

Economic Income - Non-GAAP	$136,723	$(7,201)	$129,522

	Six Months Ended June 30, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders - U.S. GAAP	$(150,022)	$(20,145)	$(170,167)
Reorganization expenses	844,685	—	844,685
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(675,484)	—	(675,484)
Equity-based compensation	41,471	11,053	52,524
Allocations to non-equity partner interests	4,575	—	4,575
Amortization of deferred cash compensation awards	3,997	—	3,997
Depreciation and amortization	3,637	371	4,008
Net earnings on deferred balances	(3,430)	—	(3,430)
Income taxes	3,175	103	3,278
Net gain on early retirement of debt	(2,013)		(2,013)
Net gains on investments in Och-Ziff funds	(1,298)	(117)	(1,415)
Change in tax receivable agreement liability	(784)	—	(784)
Profit sharing	291	—	291
Other	—	244	244

Economic Income - Non-GAAP	$68,800	$(8,491)	$60,309

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment manager for the Och-Ziff funds and managed accounts, and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income.

Fair value of the financial assets and liabilities of the Och-Ziff funds and managed accounts may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. With regards to the consolidated Och-Ziff funds, the net effect of these fair value changes impacts the net gains (losses) of consolidated Och-Ziff funds in our consolidated statements of operations; however, the majority of these fair value changes are absorbed by the investors of these funds (partners’ and others’ interests in consolidated subsidiaries). To the extent the Och-Ziff funds are not consolidated, the fair value changes in the assets and liabilities of the Och-Ziff funds affect our management fees and incentive income. Our earnings on investments in Och-Ziff funds will impact our net loss in a similar way.

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

Impact on Incentive Income

Our incentive income is generally based on a percentage of annual profits generated by our funds, which is impacted by global macroeconomic and market conditions and other factors. Major factors that influence the degree of impact include how the investments held by our funds are impacted by changes in the market and the extent to which any high-water marks impact our ability to earn incentive income. Consequently, incentive income cannot be readily predicted or estimated.

Market Risk

A 10% change in the fair value of the investments held by our funds as of June 30, 2010, would result in a change of approximately $2.5 billion in our assets under management and would impact management fees calculated on July 1, 2010 by approximately $10.7 million. To the extent such change was continuing as of the end of the year, it could significantly affect our incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of June 30, 2010, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss allocated to Class A shareholders or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of June 30, 2010, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on interest income and interest expense would not result in a material impact to our earnings. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of June 30, 2010, our annual interest expense will increase or decrease by approximately $224 thousand.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amendment to Exchange Agreement, dated May 19, 2010, by and among Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corporation, Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, OZ Advisors II LP and the Och-Ziff Limited Partners and Class B Shareholders

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2010

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/S/ JOEL FRANK
Joel Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director