Form 10-Q
period 2010-09-30
Och-Ziff Capital Management Group LLC
filed 2010-11-05
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of October 31, 2010, there were 90,757,461 Class A Shares and 274,666,921 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

In this quarterly report, references to “Och-Ziff,” “our Company,” “the Company,” “we,” “us,” or “our” refer, unless context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP, a Delaware limited partnership, which we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly-owned subsidiaries of Och-Ziff Capital Management Group LLC. References to our “partners” refer to the current limited partners of the Och-Ziff Operating Group entities other than the Ziffs and our intermediate holding companies, including our founder, Mr. Daniel S. Och, except where the context requires otherwise. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II, Ziff Investors Partnership, L.P. II A and certain of its affiliates and control persons, which, together with Mr. Och, founded our business in 1994. References to “Class A Shares” refer to our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the New York Stock Exchange. References to “Class B Shares” refer to Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly traded, are currently held solely by our partners and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares. References to our “IPO” refer to our initial public offering of 36.0 million Class A Shares that occurred in November 2007. References to the “Offerings” refer collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly-owned subsidiary of Dubai International Capital LLC.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Assets
Cash and cash equivalents	$127,502	$73,732
Income and fees receivable	25,046	368,300
Due from related parties	2,835	1,934
Deferred balances, at fair value	2,917	404,666
Deferred income tax assets	985,360	953,604
Other assets, net (includes investments in Och-Ziff Funds of $1,938 and $10,889, respectively)	89,120	103,584
Assets of consolidated Och-Ziff funds:
Investments, at fair value	370,559	300,231
Other assets of Och-Ziff funds	7,283	373

Total Assets	$1,610,622	$2,206,424

Liabilities and Shareholders’ Equity
Liabilities
Due to related parties	$795,724	$1,166,295
Debt obligations	641,362	652,414
Compensation payable	12,048	143,780
Profit sharing payable	108	11,047
Other liabilities	46,484	43,178
Liabilities of consolidated Och-Ziff funds:
Other liabilities of Och-Ziff funds	44	29

Total Liabilities	1,495,770	2,016,743

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 90,525,165 and 81,823,915 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 274,666,921 and 277,946,526 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	—	—
Paid-in capital	1,806,494	1,505,496
Retained deficit	(2,218,284)	(1,879,761)
Accumulated other comprehensive loss	(51)	(47)

Shareholders’ deficit attributable to Class A shareholders	(411,841)	(374,312)
Partners’ and others’ interests in consolidated subsidiaries	526,693	563,993

Total Shareholders’ Equity	114,852	189,681

Total Liabilities and Shareholders’ Equity	$1,610,622	$2,206,424

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Revenues
Management fees	$110,035	$88,127	$321,991	$268,598
Incentive income	5,561	3,071	11,283	3,336
Other revenues	401	355	1,512	908
Income of consolidated Och-Ziff funds	6,473	10,127	21,043	21,629

Total Revenues	122,470	101,680	355,829	294,471

Expenses
Compensation and benefits	59,186	64,074	164,107	191,975
Allocations to non-equity partner interests	—	8,052	—	12,627
Reorganization expenses	411,828	417,486	1,248,423	1,262,171
Profit sharing	—	663	—	954
Interest expense	1,916	2,168	5,809	10,823
General, administrative and other	23,994	40,687	70,124	84,069
Expenses of consolidated Och-Ziff funds	1,540	880	6,919	2,776

Total Expenses	498,464	534,010	1,495,382	1,565,395

Other Income
Net earnings on deferred balances	—	20,840	—	24,270
Net gains (losses) on investments in Och-Ziff funds and joint ventures	453	730	(96)	1,036
Net gain on early retirement of debt	—	—	—	2,013
Net gains (losses) of consolidated Och-Ziff funds	4,767	(47)	27,109	(145)

Total Other Income	5,220	21,523	27,013	27,174

Loss Before Income Taxes	(370,774)	(410,807)	(1,112,540)	(1,243,750)
Income taxes	7,054	(20,889)	23,597	(17,611)

Consolidated Net Loss	$(377,828)	$(389,918)	$(1,136,137)	$(1,226,139)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(284,298)	$(309,891)	$(864,547)	$(975,945)

Net Loss Allocated to Class A Shareholders	$(93,530)	$(80,027)	$(271,590)	$(250,194)

Net Loss Per Class A Share
Basic	$(1.04)	$(1.02)	$(3.16)	$(3.23)

Diluted	$(1.05)	$(1.06)	$(3.16)	$(3.25)

Weighted-Average Class A Shares Outstanding
Basic	89,862,493	78,818,314	86,027,375	77,398,416

Diluted	392,799,640	387,874,793	86,027,375	387,719,637

Dividends Paid per Class A Share	$0.11	$0.02	$0.78	$0.12

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Loss
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
				(dollars in thousands)
As of December 31, 2009	81,823,915	277,946,526	$1,505,496	$(1,879,761)	$(47)	$563,993	$189,681
Capital contributions	—	—	—	—	—	124,772	124,772
Capital distributions	—	—	—	—	—	(371,791)	(371,791)
Cash dividends declared on Class A Shares	—	—	—	(64,810)	—	—	(64,810)
Dividend equivalents on Class A restricted share units	—	—	2,123	(2,123)	—	(a )	—
Equity-based compensation	2,010,507	—	16,478	—	—	66,036	82,514
Och-Ziff Operating Group A Unit transactions and cancellation of related Class B Shares (See Note 3)	6,690,743	(3,279,605)	2,961	—	—	23,159	26,120
Contribution of right to future payments under tax receivable agreement (See Note 12)	—	—	2,380	—	—	13,718	16,098
Impact of amortization of Reorganization charges to capital	—	—	277,056	—	—	971,367	1,248,423
Comprehensive loss:
Consolidated net loss	—	—	—	(271,590)	—	(864,547)	(1,136,137)
Foreign currency translation adjustment	—	—	—	—	(4)	(14)	(18)

Total comprehensive loss							(1,136,155)

As of September 30, 2010	90,525,165	274,666,921	$1,806,494	$(2,218,284)	$(51)	$526,693	$114,852

(a)	The dividend equivalents on Class A restricted share units impacted partners’ and others’ interests in consolidated subsidiaries by increasing the paid-in capital component and increasing the retained deficit component of partners’ and others’ interests in consolidated subsidiaries each by $9.9 million.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(1,136,137)	$(1,226,139)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reorganization expenses	1,248,423	1,262,171
Amortization of equity-based compensation	92,028	86,069
Amortization of deferred compensation	—	5,470
Depreciation, amortization and loss on sale of fixed assets	6,893	6,272
Net gain on early retirement of debt	—	(2,013)
Deferred income taxes	9,601	(25,235)
Operating cash flows due to changes in:
Income and fees receivable	343,254	10,385
Due from related parties	(901)	469
Deferred balances, at fair value	232,097	183,734
Other assets, net	7,254	35,370
Assets of consolidated Och-Ziff funds	(77,238)	(75,430)
Due to related parties	(81,436)	(44,302)
Compensation payable	(131,732)	41,987
Profit sharing payable	(5,770)	(5,654)
Other liabilities	3,365	(7,418)
Liabilities of consolidated Och-Ziff funds	15	16

Net Cash Provided by Operating Activities	509,716	245,752

Cash Flows from Investing Activities
Loan to joint venture partners	—	(2,351)
Repayment of loan to joint venture partners	250	—
Investments in joint ventures	(3,768)	(4,808)
Return of investments in joint ventures	2,043	3,730
Collateral deposit on aircraft loan	—	(2,009)
Proceeds from sales of fixed assets	14	—
Purchases of fixed assets	(285)	(1,123)

Net Cash Used in Investing Activities	(1,746)	(6,561)

Cash Flows from Financing Activities
Withholding taxes paid on vested Class A restricted share units	(9,753)	(649)
Repayments of debt obligations	(9,026)	(8,587)
Och-Ziff Operating Group capital distributions declared prior to Reorganization	(129,470)	(122,422)
Dividends on Class A Shares	(64,810)	(9,203)
Partners’ and others’ interests in consolidated subsidiaries contributions	124,772	88,456
Partners’ and others’ interests in consolidated subsidiaries distributions	(365,913)	(83,700)

Net Cash Used in Financing Activities	(454,200)	(136,105)

Net Increase in Cash and Cash Equivalents	53,770	103,086
Cash and Cash Equivalents, Beginning of Period	73,732	81,403

Cash and Cash Equivalents, End of Period	$127,502	$184,489

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period:
Interest	$5,347	$10,307

Income taxes	$21,081	$(5,833)

Non-cash transactions:
In-kind distribution of deferred balances	$169,652	$—

Collateral deposit on aircraft loan applied against principal balance, including interest thereon	$2,026	$—

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

1. BUSINESS

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai and Beijing. The Company provides investment management and advisory services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue diverse investment opportunities globally. The Och-Ziff funds seek to generate consistent, positive risk-adjusted returns throughout market cycles with minimal use of leverage.

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

The Company conducts substantially all of its operations through its one reportable segment, the Och-Ziff Funds segment, which provides investment management and advisory services to the Company’s hedge funds and separately managed accounts. The primary investment strategies the Company employs in its funds include: long/short equity special situations, convertible and derivative arbitrage, structured credit, other credit, private investments and merger arbitrage. The Company’s Other Operations are currently comprised of its real estate business, which manages and provides advisory services to its real estate funds, and investments in new businesses established to expand the Company’s private investment platforms. The businesses and investments included in the Company’s Other Operations do not meet the thresholds of reportable business segments under U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company generates substantially all of its revenues in the United States. The liability of the Company’s Class A shareholders is limited to the extent of their capital contributions.

References to the Company’s “partners” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Och-Ziff Operating Group”), other than Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (collectively, the “Ziffs”) and the Company’s intermediate holding companies, including the Company’s founder, Mr. Daniel S. Och, except where the context requires otherwise. The Company conducts substantially all of its operations through the Och-Ziff Operating Group.

On November 19, 2007, the Company completed its initial public offering (“IPO”) of 36.0 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC (collectively, the “Offerings”). The Company used the net proceeds from the Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the partners at the time of the IPO and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the Offerings. As of September 30, 2010, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 23.0%.

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

SEPTEMBER 30, 2010

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

In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets (originally issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, and subsequently reissued as ASU 2009-16, Accounting for Transfers of Financial Assets). The amendments were issued to improve the information that a reporting entity provides in its financial statements about transfers of financial assets, the effects of transfers on its financial statements and a transferor’s continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from U.S. GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments are effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-16 did not have any impact on the Company’s financial position or results of operations.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

Future Adoption of Accounting Pronouncements

As of September 30, 2010, none of the changes to the Codification issued by the FASB that are not yet effective were expected to have an impact on the Company’s financial position or results of operations.

3. OCH-ZIFF OPERATING GROUP OWNERSHIP

The Company’s ownership percentage in the Och-Ziff Operating Group increased to 23.0% as of September 30, 2010 from 20.9% as of December 31, 2009 and 19.2% at the time of the Offerings. The increase in the Company’s ownership percentage in the Och-Ziff Operating Group was driven by the following: (i) the exchange of 6,690,743 Och-Ziff Operating Group A Units for an equal number of Class A Shares; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”); and (iii) the forfeiture of a portion of Och-Ziff Operating Group A Units by former partners that were subsequently reallocated as non-equity profits interests to certain other partners. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued, primarily upon the vesting of RSUs or exchanges of Och-Ziff Operating Group A Units.

Och-Ziff Operating Group A Unit Transactions

In connection with the exchange of Och-Ziff Operating Group A Units for Class A Shares and the forfeiture of a portion of Och-Ziff Operating Group A Units by former partners that were subsequently reallocated as non-equity profits interests to certain other partners, the Company recorded the following changes to shareholders’ equity for the nine months ended September 30, 2010:

	Paid-in Capital	Partners’ and Others’ Interests in Consolidated Subsidiaries
	(dollars in thousands)
Deferred income tax assets and liabilities resulting from exchange of Och-Ziff Operating Group A Units for Class A Shares	$10,430	$15,690
Deficit capital reallocated from partners’ and others’ interests in consolidated subsidiaries to the Company related to:
Exchange of Och-Ziff Operating Group A Units	(7,450)	7,450
Forfeiture of Och-Ziff Operating Group A Units subsequently reallocated as non-equity profits interests	(19)	19

	$2,961	$23,159

Vesting of Class A Restricted Share Units

In connection with the issuance of Class A Shares related to the vesting of RSUs, the Company reallocated $1.9 million of deficit capital from partners’ and others’ interests in consolidated subsidiaries to the Company’s paid-in capital in the nine months ended September 30, 2010.

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

SEPTEMBER 30, 2010

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

As of September 30, 2010 and December 31, 2009, the Company did not have any liabilities carried at fair value. The following table summarizes the Company’s assets measured at fair value on a recurring basis within the fair value hierarchy:

	Level I	Level II	Level III	Total
	(dollars in thousands)
As of September 30, 2010
Investments, at fair value:
Domestic real estate investments	$—	$—	$324,902	$324,902
Other investments	—	—	45,657	45,657

Total Investments, at Fair Value	$—	$—	$370,559	$370,559

Deferred Balances, at Fair Value	$—	$—	$2,917	$2,917

As of December 31, 2009
Investments, at fair value:
Domestic real estate investments	$—	$—	$285,744	$285,744
Other investments	—	—	14,487	14,487

Total Investments, at Fair Value	$—	$—	$300,231	$300,231

Deferred Balances, at Fair Value	$—	$—	$404,666	$404,666

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

The following table summarizes the changes in the Company’s Level III assets for the three months ended September 30, 2010:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of June 30, 2010	$3,461	$346,403	$349,864
Net gains of consolidated Och-Ziff funds	—	4,767	4,767
Collection of deferred balances	(544)	—	(544)
Investment purchases, net	—	19,389	19,389

As of September 30, 2010	$2,917	$370,559	$373,476

Amounts related to assets that continue to be held as of September 30, 2010:
Net gains of consolidated Och-Ziff funds	$—	$4,539	$4,539

Total	$—	$4,539	$4,539

The following table summarizes the changes in the Company’s Level III assets for the three months ended September 30, 2009:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of June 30, 2009	$353,958	$244,885	$598,843
Net earnings on deferred balances	20,840	—	20,840
Net losses of consolidated Och-Ziff funds	—	(47)	(47)
Investment purchases, net	—	39,560	39,560

As of September 30, 2009	$374,798	$284,398	$659,196

Amounts related to assets that continue to be held as of September 30, 2009:
Net earnings on deferred balances	$20,840	$—	$20,840
Net losses of consolidated Och-Ziff funds	—	(47)	(47)

Total	$20,840	$(47)	$20,793

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

The following table summarizes the changes in the Company’s Level III assets for the nine months ended September 30, 2010:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2009	$404,666	$300,231	$704,897
Net gains of consolidated Och-Ziff funds	—	27,109	27,109
Collection of deferred balances	(401,749)	—	(401,749)
Investment purchases, net	—	43,219	43,219

As of September 30, 2010	$2,917	$370,559	$373,476

Amounts related to assets that continue to be held as of September 30, 2010:
Net gains of consolidated Och-Ziff funds	$—	$23,915	$23,915

Total	$—	$23,915	$23,915

The following table summarizes the changes in the Company’s Level III assets for the nine months ended September 30, 2009:

	Deferred Balances, at Fair Value	Investments, at Fair Value	Total
	(dollars in thousands)
As of December 31, 2008	$558,530	$208,508	$767,038
Net earnings on deferred balances	24,270	—	24,270
Net losses of consolidated Och-Ziff funds	—	(145)	(145)
Collection of deferred balances	(208,002)	—	(208,002)
Investment purchases, net	—	76,035	76,035

As of September 30, 2009	$374,798	$284,398	$659,196

Amounts related to assets that continue to be held as of September 30, 2009:
Net earnings on deferred balances	$24,270	$—	$24,270
Net losses of consolidated Och-Ziff funds	—	(145)	(145)

Total	$24,270	$(145)	$24,125

Management estimates that the fair value of its term loan is approximately 85% of its carrying value as of September 30, 2010 based on an analysis of comparable issuers. Management believes that the carrying values of all other financial instruments presented on the consolidated balance sheets approximate their fair values.

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

The Company’s involvement with funds that are VIEs and not consolidated is limited to providing investment management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $25.3 billion and $22.2 billion as of September 30, 2010 and December 31, 2009, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

The Company’s variable interests in funds determined to be VIEs that are not consolidated relate primarily to management fees and incentive income earned from those VIEs. As of September 30, 2010 and December 31, 2009, the only assets related to these variable interests amounted to $13.9 million and $251.4 million, respectively, which are included within income and fees receivable in the Company’s consolidated balance sheets.

In addition, the Company holds variable interests in certain joint ventures determined to be VIEs. The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $5.1 million and $3.8 million as of September 30, 2010 and December 31, 2009, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

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

The following table sets forth the assets and liabilities of funds determined to be VIEs and consolidated by the Company as primary beneficiary:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$86,984	$51,394
Other assets of consolidated Och-Ziff funds	6,732	1,713

Total Assets	$93,716	$53,107

Liabilities
Liabilities of consolidated Och-Ziff funds:
Other liabilities of consolidated Och-Ziff funds	$44	$30

Total Liabilities	$44	$30

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

6. OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,554	20,736
Computer hardware and software	17,174	17,579
Furniture, fixtures and equipment	2,977	3,046
Accumulated depreciation and amortization	(30,597)	(25,192)

Fixed assets, net	32,708	38,769
Goodwill	22,691	22,691
Current income tax receivable	6,860	484
Investments in joint ventures	5,100	3,799
Intangible assets, net	4,546	5,106
Prepaid expenses	4,103	9,273
Refundable security deposits	3,740	6,785
Investments in Och-Ziff funds	1,938	10,889
Other	7,434	5,788

Total Other Assets, Net	$89,120	$103,584

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Unearned revenues	$18,909	$12,876
Deferred rent credit	12,816	10,887
Current income taxes payable	4,477	5,070
Deferred income tax liabilities	3,656	9,590
Other	6,626	4,755

Total Other Liabilities	$46,484	$43,178

7. DEBT OBLIGATIONS

On June 21, 2010, certain Och-Ziff real estate funds consolidated by the Company entered into a $50.0 million syndicated credit facility which will mature on June 20, 2011. The outstanding loans under the credit facility are secured by the unfunded capital commitments by one of the Company’s consolidated subsidiaries (as general partner) and the investors in the Och-Ziff real estate funds. The funds are jointly and severally liable for the indebtedness. For each borrowing under the new credit facility, the funds have the option of borrowing at an interest rate equal to LIBOR plus 2.75% or the greater of (i) the prime rate and (ii) the federal funds rate plus 0.50%. For each letter of credit drawn under the new credit facility, the funds pay interest at a rate equal to 2.875%. In addition, the funds pay a minimum usage fee of 0.50% on the average daily amount of the unused portion of the credit facility.

Borrowings under the credit facility are recorded as liabilities by the investment subsidiaries of the funds using the facility. In accordance with U.S. GAAP, investment subsidiaries of the Company’s consolidated funds are generally not consolidated, but are carried at fair value within other investments, at fair value in the Company’s consolidated balance sheets. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated balance sheets. As of September 30, 2010, there was $8.4 million in outstanding borrowings under the facility.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

8. GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Occupancy and equipment	$7,117	$7,214	$21,674	$20,960
Professional services	5,418	3,998	15,533	13,699
Information processing and communications	3,532	3,403	10,222	10,291
Insurance	1,958	3,238	5,861	9,584
Business development	1,429	1,492	5,579	4,960
Other expenses	4,565	4,425	11,420	8,442

	24,019	23,770	70,289	67,936
Changes in tax receivable agreement liability	(25)	16,917	(165)	16,133

Total General, Administrative and Other	$23,994	$40,687	$70,124	$84,069

9. NET LOSS PER CLASS A SHARE

Basic net loss per Class A Share is computed by dividing the net loss allocated to Class A shareholders by the weighted-average number of Class A Shares outstanding for the period. In addition, 960,451 and 299,272 RSUs that have vested but have not been settled in Class A Shares as of September 30, 2010 and 2009, respectively, are included in weighted-average Class A Shares outstanding in the calculation of basic and diluted net loss per Class A Share.

The following table presents the computation of basic and diluted net loss per Class A Shares for the three months ended September 30, 2010 and 2009:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended September 30, 2010
Basic	$(93,530)	89,862,493	$(1.04)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	(318,809)	302,937,147		—
Class A Restricted Share Units	—	—		13,698,490

Diluted	$(412,339)	392,799,640	$(1.05)

Three Months Ended September 30, 2009
Basic	$(80,027)	78,818,314	$(1.02)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	(330,405)	309,056,479		—
Class A Restricted Share Units	—	—		15,973,252

Diluted	$(410,432)	387,874,793	$(1.06)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

The following table presents the computation of basic and diluted net loss per Class A Share for the nine months ended September 30, 2010 and 2009:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Nine Months Ended September 30, 2010
Basic	$(271,590)	86,027,375	$(3.16)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		302,345,381
Class A Restricted Share Units	—	—		13,698,490

Diluted	$(271,590)	86,027,375	$(3.16)

Nine Months Ended September 30, 2009
Basic	$(250,194)	77,398,416	$(3.23)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	(1,008,280)	310,321,221		—
Class A Restricted Share Units	—	—		15,973,252

Diluted	$(1,258,474)	387,719,637	$(3.25)

10. INCOME TAXES

The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of September 30, 2010. The estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as tax laws and regulations change. Additionally, the Company does not record incentive income in its interim financial statements, other than incentive income resulting from investor redemptions during the period. Accordingly, the effective tax rate for interim periods is not indicative of the tax rate expected for a full year.

The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the United States and in foreign jurisdictions. The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of -1.9% and 5.1% for the three months ended September 30, 2010 and 2009, respectively, and -2.1% and 1.4% for the nine months ended September 30, 2010 and 2009, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the partners’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

As of September 30, 2010 and December 31, 2009, the Company was not required to establish a liability for uncertain tax positions.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

11. RELATED PARTY TRANSACTIONS

Due to Related Parties

The following table presents the amounts included within due to related parties:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Amounts payable under tax receivable agreement	$790,184	$785,530
Och-Ziff Operating Group distributions declared prior to Reorganization	1,621	248,111
Allocations to non-equity partner interests payable	3,919	132,654

Total Due To Related Parties	$795,724	$1,166,295

As of September 30, 2010 and December 31, 2009, the amounts presented above relating to (i) Och-Ziff Operating Group distributions declared prior to the Reorganization, where Mr. Och’s distributions were treated as equity distributions, and (ii) allocations to non-equity partner interests payable, where the other partners’ distributions prior to the Reorganization were treated as operating expenses, each represent the deferred balances payable to the Company’s partners, net of taxes. These balances relate to incentive income allocated to the partners and the Ziffs prior to the Offerings and are adjusted each period for earnings and losses on deferred balances, net of taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Management fees	$106,253	$85,172	$312,533	$260,108
Incentive income	$5,561	$3,071	$11,283	$3,336

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$4,996	$4,562	$15,674	$15,334
Incentive income	$220	$—	$831	$—
Fees waived on investments held by related parties:
Management fees	$3,146	$3,611	$9,562	$10,272

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $101 thousand and $186 thousand for Mr. Och’s personal use of the corporate aircraft based on market rates for the use of a private aircraft for the three months ended September 30, 2010 and 2009, respectively and $407 thousand and $386 thousand for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company recorded its initial estimate of future payments under the tax receivable agreement by recording a decrease to paid-in capital and an increase in amounts due to related parties in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings within general, administrative and other expenses in the consolidated statements of operations.

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

SEPTEMBER 30, 2010

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

Investment Commitments

As of September 30, 2010, an Och-Ziff fund consolidated by the Company had a commitment to fund investments in an amount of up to $167.1 million. This commitment will be funded through contributions from investors in the consolidated fund, as the Company is only the investment manager and not an investor in the fund. The Company expects this commitment to be funded over the next 4 years.

The Company has committed to fund a portion of the annual operating budget for a joint venture, and this portion currently totals approximately $4.7 million for 2010, of which $3.5 million has been funded through September 30, 2010. The joint venture periodically returns substantially all of the cash that is contributed by the Company, as expenses incurred by the joint venture are generally reimbursed by the projects it manages.

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

SEPTEMBER 30, 2010

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

•

recognizes the full amount of deferred cash compensation and expenses related to compensation arrangements indexed to annual investment performance on the date they are determined (generally in the fourth quarter of each year), irrespective of any requisite service period or deferral; and

•

excludes the following: Reorganization expenses, equity-based compensation expense, allocations to non-equity partner interests, profit sharing, net earnings on deferred balances, net gains (losses) on investments in the Och-Ziff funds, depreciation and amortization, changes in the tax receivable agreement liability, net gain on early retirement of debt and amounts allocated to the partners and the Ziffs on their ownership interests in the Och-Ziff Operating Group.

See the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Economic Income of the Och-Ziff Funds segment.

The following table presents Economic Income of the Och-Ziff Funds segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Economic Income Revenues
Management fees	$105,538	$86,262	$312,147	$263,209
Incentive income	5,561	3,071	11,283	3,336
Other revenues	298	268	1,030	713

Total Economic Income Revenues	111,397	89,601	324,460	267,258

Economic Income Expenses
Compensation and benefits	18,634	23,539	53,404	86,502
Non-compensation expenses	20,317	22,255	61,652	68,149

Total Economic Income Expenses	38,951	45,794	115,056	154,651

Net losses on joint ventures	(68)	—	(303)	—

Economic Income	$72,378	$43,807	$209,101	$112,607

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

The tables below present Economic Income of the Och-Ziff Funds segment, the U.S. GAAP results of the Company’s Other Operations and the related adjustments necessary to reconcile the Economic Income of the Och-Ziff Funds segment to the Company’s consolidated U.S. GAAP net loss. For a description of these adjustments, see the notes following the tables:

			Reconciling Adjustments
Three Months Ended September 30, 2010	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)

Revenues
Management fees	$105,538	$1,898	$(60)	$2,659	(a)	$110,035
Incentive income	5,561	—	—	—		5,561
Other revenues	298	103	—	—		401
Income of consolidated Och-Ziff funds	—	6,473	—	—		6,473

Total Revenues	111,397	8,474	(60)	2,659		122,470

Expenses
Compensation and benefits	18,634	9,188	—	31,364	(b)(c)	59,186
Allocations to non-equity partner interests	—	—	—	—		—
Reorganization expenses	—	—	—	411,828	(e)	411,828
Profit sharing	—	—	—	—		—
Interest expense	1,916	—	—	—		1,916
General, administrative and other	18,401	827	—	4,766	(a)(g)	23,994
Expenses of consolidated Och-Ziff funds	—	1,505	35	—		1,540

Total Expenses	38,951	11,520	35	447,958		498,464

Other Income (Loss)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	(68)	(21)	—	542	(h)	453
Net gains of consolidated Och-Ziff funds	—	4,233	534	—		4,767

Total Other Income (Loss)	(68)	4,212	534	542		5,220

Income (Loss) Before Income Taxes	72,378	1,166	439	(444,757)		(370,774)
Income taxes	—	(367)	—	7,421	(g)	7,054

Consolidated Net Income (Loss)	$72,378	$1,533	$439	$(452,178)		$(377,828)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$9,417	$439	$(294,154	)(g)	$(284,298)

Net Income (Loss) Allocated to Class A Shareholders	$72,378	$(7,884)	$—	$(158,024)		$(93,530)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

			Reconciling Adjustments
Three Months Ended September 30, 2009	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)

Revenues
Management fees	$86,262	$1,312	$(56)	$609	(a)	$88,127
Incentive income	3,071	—	—	—		3,071
Other revenues	268	87	—	—		355
Income of consolidated Och-Ziff funds	—	10,127	—	—		10,127

Total Revenues	89,601	11,526	(56)	609		101,680

Expenses
Compensation and benefits	23,539	11,338	—	29,197	(b)(c)	64,074
Allocations to non-equity partner interests	—	—	—	8,052	(d)	8,052
Reorganization expenses	—	—	—	417,486	(e)	417,486
Profit sharing	—	—	—	663	(f)	663
Interest expense	2,168	—	—	—		2,168
General, administrative and other	20,087	1,000	—	19,600	(a)(g)	40,687
Expenses of consolidated Och-Ziff funds	—	869	11	—		880

Total Expenses	45,794	13,207	11	474,998		534,010

Other Income (Loss)
Net earnings on deferred balances	—	—	—	20,840	(h)	20,840
Net gains (losses) on investments in Och-Ziff funds and joint ventures	—	(244)	—	974	(h)	730
Net gains (losses) of consolidated Och-Ziff funds	—	10	(57)	—		(47)

Total Other Income (Loss)	—	(234)	(57)	21,814		21,523

Income (Loss) Before Income Taxes	43,807	(1,915)	(124)	(452,575)		(410,807)
Income taxes	—	188	—	(21,077	)(g)	(20,889)

Consolidated Net Income (Loss)	$43,807	$(2,103)	$(124)	$(431,498)		$(389,918)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$9,009	$(124)	$(318,776	)(g)	$(309,891)

Net Income (Loss) Allocated to Class A Shareholders	$43,807	$(11,112)	$—	$(112,722)		$(80,027)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

			Reconciling Adjustments
Nine Months Ended September 30, 2010	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)

Revenues
Management fees	$312,147	$3,774	$(180)	$6,250	(a)	$321,991
Incentive income	11,283	—	—	—		11,283
Other revenues	1,030	482	—	—		1,512
Income of consolidated Och-Ziff funds	—	21,043	—	—		21,043

Total Revenues	324,460	25,299	(180)	6,250		355,829

Expenses
Compensation and benefits	53,404	25,186	—	85,517	(b)(c)	164,107
Allocations to non-equity partner interests	—	—	—	—		—
Reorganization expenses	—	—	—	1,248,423	(e)	1,248,423
Profit sharing	—	—	—	—		—
Interest expense	5,809	—	—	—		5,809
General, administrative and other	55,843	1,869	—	12,412	(a)(g)	70,124
Expenses of consolidated Och-Ziff funds	—	6,853	66	—		6,919

Total Expenses	115,056	33,908	66	1,346,352		1,495,382

Other Income (Loss)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	(303)	(102)	—	309	(h)	(96)
Net gains of consolidated Och-Ziff funds	—	26,416	693	—		27,109

Total Other Income (Loss)	(303)	26,314	693	309		27,013

Income (Loss) Before Income Taxes	209,101	17,705	447	(1,339,793)		(1,112,540)
Income taxes	—	2,050	—	21,547	(g)	23,597

Consolidated Net Income (Loss)	$209,101	$15,655	$447	$(1,361,340)		$(1,136,137)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$40,889	$447	$(905,883	)(g)	$(864,547)

Net Income (Loss) Allocated to Class A Shareholders	$209,101	$(25,234)	$—	$(455,457)		$(271,590)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

			Reconciling Adjustments
Nine Months Ended September 30, 2009	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)

Revenues
Management fees	$263,209	$3,934	$(167)	$1,622	(a)	$268,598
Incentive income	3,336	—	—	—		3,336
Other revenues	713	195	—	—		908
Income of consolidated Och-Ziff funds	—	21,629	—	—		21,629

Total Revenues	267,258	25,758	(167)	1,622		294,471

Expenses
Compensation and benefits	86,502	30,808	—	74,665	(b)(c)	191,975
Allocations to non-equity partner interests	—	—	—	12,627	(d)	12,627
Reorganization expenses	—	—	—	1,262,171	(e)	1,262,171
Profit sharing	—	—	—	954	(f)	954
Interest expense	10,823	—	—	—		10,823
General, administrative and other	57,326	3,277	—	23,466	(a)(g)	84,069
Expenses of consolidated Och-Ziff funds	—	2,757	19	—		2,776

Total Expenses	154,651	36,842	19	1,373,883		1,565,395

Other Income (Loss)
Net earnings on deferred balances	—	—	—	24,270	(h)	24,270
Net gains (losses) on investments in Och-Ziff funds and joint ventures	—	(1,236)	—	2,272	(h)	1,036
Net gain on early retirement of debt	—	—	—	2,013	(g)	2,013
Net gains (losses) of consolidated Och-Ziff funds	—	1,599	(1,744)	—		(145)

Total Other Income (Loss)	—	363	(1,744)	28,555		27,174

Income (Loss) Before Income Taxes	112,607	(10,721)	(1,930)	(1,343,706)		(1,243,750)
Income taxes	—	291	—	(17,902	)(g)	(17,611)

Consolidated Net Income (Loss)	$112,607	$(11,012)	$(1,930)	$(1,325,804)		$(1,226,139)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$20,245	$(1,930)	$(994,260	)(g)	$(975,945)

Net Income (Loss) Allocated to Class A Shareholders	$112,607	$(31,257)	$—	$(331,544)		$(250,194)

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

Other Adjustments. Economic Income is calculated by:

(a)	presenting management fees net of recurring placement and related service fees on assets under management, as management considers these fees a reduction in management fees, not an expense.

(b)	recognizing the full amount of deferred cash compensation and expenses related to compensation arrangements indexed to annual investment performance on the date they are determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on the Company’s performance in the year of the award.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2010

(c)	excluding equity-based compensation expense, as management does not consider these non-cash expenses when evaluating Economic Income for the Och-Ziff Funds segment.

(d)	excluding allocations to non-equity partner interests. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Company’s non-equity partners for periods prior to the Reorganization. For these periods, allocations to the partners, other than Mr. Och, were treated as expenses for U.S. GAAP purposes. Following the Reorganization, only allocations to the partners, other than Mr. Och, that are related to earnings on deferred balances are incurred and these allocations are excluded from Economic Income.

(e)	excluding Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the partners and the Ziffs prior to the Reorganization as Och-Ziff Operating Group A Units and any subsequent reallocations of such units.

(f)	excluding the profit sharing expenses related to the Ziffs’ interest in the Company. Management reviewed the performance of the Och-Ziff Funds segment before it made any allocations to the Ziffs for periods prior to the Reorganization. Following the Reorganization, only profit sharing expenses related to the allocation of earnings on deferred balances are incurred and these allocations are excluded from Economic Income.

(g)	excluding depreciation, changes in the tax receivable agreement liability, net gain on early retirement of debt and amounts allocated to partners’ and others’ interests in consolidated subsidiaries, as management does not consider these items when evaluating the performance of the Och-Ziff Funds segment. Economic Income also excludes income taxes as it is a measure of pre-tax performance.

(h)	excluding the net earnings on deferred balances and net gains (losses) on investments in Och-Ziff funds, as these amounts primarily relate to amounts due to affiliates for deferred balances, and amounts due to employees under deferred cash compensation arrangements that are indexed to the returns of certain funds.

Substantially all of the Company’s revenues are earned from the Och-Ziff funds. For the three months ended September 30, 2010, the Company recorded revenues of $41.6 million, $21.1 million and $16.2 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the three months ended September 30, 2009, the Company recorded revenues of $15.7 million from an individual feeder fund managed by the Och-Ziff Funds segment, which represented more than 10% of the Company’s total revenues.

For the nine months ended September 30, 2010, the Company recorded revenues of $122.5 million, $55.4 million and $49.4 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the nine months ended September 30, 2009, the Company recorded revenues of $82.7 million, $45.1 million and $32.0 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues.

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

OVERVIEW

Our Business

We are one of the world’s largest institutional alternative asset managers with offices in New York, London, Hong Kong, Mumbai and Beijing. We provide investment management and advisory services to our investment funds globally. Our funds seek to generate consistent, positive risk-adjusted returns throughout market cycles with minimal use of leverage. Our multi-strategy approach combines global investment strategies, including long/short equity special situations, convertible and derivative arbitrage, structured credit, other credit, private investments and merger arbitrage. We have implemented a strong institutional infrastructure emphasizing risk management and detailed, transparent information in our communications with our fund investors. As of November 1, 2010, we had approximately $27.2 billion in assets under management.

Overview of Our Third Quarter Results

As of September 30, 2010, our assets under management were $26.5 billion. This amount reflects an increase of $978.5 million, or 4%, from $25.5 billion as of June 30, 2010, resulting from performance-related appreciation of $756.9 million and net capital inflows of $221.6 million. From September 30, 2009 to September 30, 2010, our assets under management increased by $4.2 billion, or 19%, from $22.3 billion. This increase was driven by net capital inflows of $2.6 billion and performance-related appreciation of $1.6 billion. Consistent with what we have seen over the last several quarters, our third quarter net capital inflows came from a well-diversified mix of existing and new fund investors and the composition of our fund investor base as of September 30, 2010 remained generally consistent with the composition as of June 30, 2010.

For the third quarter of 2010, we reported a U.S. GAAP net loss allocated to Class A shareholders of $93.5 million, compared to a net loss of $80.0 million for the third quarter of 2009. For the nine months ended September 30, 2010, we reported a U.S. GAAP net loss allocated to Class A shareholders of $271.6 million, compared to a net loss of $250.2 million for the nine months ended September 30, 2009. The U.S. GAAP net loss in both periods primarily resulted from non-cash Reorganization expenses associated with our initial public offering in November 2007 of $411.8 million and $417.5 million for the third quarters of 2010 and 2009, respectively, and $1.2 billion and $1.3 billion for the nine months ended September 30, 2010 and 2009, respectively.

We reported Economic Income for the Company1 of $69.5 million for the third quarter of 2010, compared with $39.5 million for the third quarter of 2009. We reported Economic Income for the Company of $199.0 million for the nine months ended September 30, 2010, compared with $99.8 million for the nine months ended September 30, 2009. The year-over-year increases were principally attributable to the Och-Ziff Funds segment, which recorded higher management fees due to increased assets under management compared to the prior-year periods and lower compensation and benefits expenses, as the accrual for discretionary cash bonuses taken in the second and third quarters of 2009 did not recur in 2010.

Overview of Third Quarter Fund Performance

During the third quarter of 2010, our funds continued to generate positive, risk-adjusted returns with low volatility and low correlation to the markets. This performance reflected the effect of our active capital allocation and risk management processes, which enabled us to efficiently move capital based on our evaluation of the risk/return opportunities within each of our strategies and the markets overall. As market conditions improved and uncertainty in the United States and Europe declined relative to the first half of 2010, we increased investment levels in our funds due to our perception of increased opportunities in several of our strategies.

During the third quarter of 2010, the OZ Master Fund generated a net return of 2.9%, the OZ Europe Master Fund a net return of 3.3%, the OZ Asia Master Fund a net return of 2.2% and the OZ Global Special Investments Master Fund a net return of 3.6%.2 For the nine months ended September 30, 2010, the OZ Master Fund generated a net return of 4.3%, the OZ Europe Master Fund a net return of 4.9%, the OZ Asia Master Fund a net return of 5.2% and the OZ Global Special Investments Master Fund a net return of 7.3%. Our year-to-date performance was primarily driven by our credit-related strategies in the United States and Europe, long/short equity special situations and convertible arbitrage in Asia, and private investments in Europe and Asia.

[1]	Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, see “—Economic Income Analysis.”
[2]	For important information about our fund performance data, please see “—Assets Under Management and Fund Performance – Fund Performance” below.

Financial Market and Capital Flow Environment

Our ability to generate management fees and incentive income is impacted by the financial markets, which influences our ability to generate returns for our fund investors, and by the amount of capital flowing into and out of the hedge fund industry, which impacts our ability to retain existing investor capital and grow assets under management.

Financial Market Environment

Our ability to successfully generate consistent, positive, risk-adjusted returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each investment strategy may be materially affected by conditions in the financial markets and by other global economic conditions.

During the third quarter, the global equity markets were volatile but performed strongly. In reaction to a weaker U.S. economy, the Federal Reserve indicated that it is likely to initiate further easing of monetary policy. This caused equities indices to rise and both bond yields and the dollar to decline. Additionally, merger activity increased during the third quarter of 2010 as equity and credit market conditions were strong.

The U.S. corporate credit markets were strong during the third quarter, driven by investor inflows and more favorable perceptions of economic conditions. Following a slowdown during the second quarter of 2010, primary market conditions improved and were exceptionally strong. The primary high-yield market has achieved a record year for new issuance as investors sought opportunities to increase the yields on their fixed income portfolios.

In Europe, the credit markets continued to be positive during the third quarter after substantial volatility in the first half of 2010, driven by clarification of sovereign and banking-related risks, positive economic data and the expectation of further monetary easing by Europe’s central banks. In Asia the credit markets rallied during the third quarter as volatility declined.

Capital Flow Environment

Capital flows into the hedge fund industry appeared to increase during the third quarter of 2010 compared to the second quarter of 2010. We believe that fund investor interest in the hedge fund industry remains strong, with pension funds, private banks and corporate and international pools of capital all seeking to allocate capital to the hedge fund industry during the quarter. We believe that allocations from these institutions were driven primarily by their desire to diversify their investment portfolios and to seek non-volatile returns to enhance the yield of their portfolios.

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

Information with respect to our assets under management throughout this quarterly report, including the tables set forth in this discussion and analysis, includes deferred balances, which are made up of incentive income receivables from our offshore funds that were deferred by our partners and the Ziffs prior to our IPO, and investments by us, our partners, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners, employees and certain other related parties, including the reinvestment by our partners of the after-tax proceeds from the Offerings, other than the reinvestment by our partners of deferred balances. As of September 30, 2010, approximately 9% of our assets under management represented investments by us, our partners and certain other related parties in our funds. As of this date, approximately 37% of these affiliated assets under management are not charged management fees and are not subject to an incentive income allocation, as they relate primarily to pre-IPO investments by our partners as well as other related parties.

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

The following table sets forth assets under management of our most significant funds (by asset size):

	September 30,
	2010	2009
	(dollars in thousands)
OZ Master Fund	$18,611,582	$14,772,543
OZ Europe Master Fund	$2,957,726	$2,958,346
OZ Asia Master Fund	$1,418,467	$1,327,226
OZ Global Special Investments Master Fund	$1,197,839	$1,980,060

Assets under management presented in the table above do not include assets under management related to our real estate funds, the separate accounts we manage on behalf of certain institutions or certain other funds that are not material, which collectively were approximately $2.3 billion and $1.2 billion as of September 30, 2010 and 2009, respectively.

The $3.8 billion year-over-year increase in assets under management for the OZ Master Fund was driven primarily by capital net inflows in the fourth quarter of 2009 and first six months of 2010, and positive investment performance of the OZ Master Fund in the fourth quarter of 2009 and the first and third quarters of 2010. Also contributing to the increase was the reallocation of capital by our partners from the OZ Global Special Investments Master Fund as discussed below. These increases were partially offset by capital net outflows experienced in the third quarter of 2010 and performance-related depreciation in the second quarter of 2010.

The $620 thousand year-over-year decrease in assets under management for the OZ Europe Master Fund was primarily a result of capital net outflows experienced in the fourth quarter of 2009 and the first and third quarters of 2010, and performance-related depreciation in the second quarter of 2010. These decreases were partially offset by positive investment performance in the fourth quarter of 2009 and the first and third quarters of 2010, in addition to capital net inflows in the second quarter of 2010.

The $91.2 million year-over-year increase in assets under management for the OZ Asia Master Fund was primarily a result of performance-related appreciation in the fourth quarter of 2009 and the first and third quarters of 2010, as well as capital net inflows during the first nine months of 2010. These increases were partially offset by capital net outflows in the fourth quarter of 2009 and performance-related depreciation in the second quarter of 2010.

The $782.2 million year-over-year decrease in the assets under management for the OZ Global Special Investments Master Fund was driven by capital net outflows each quarter, primarily in the first quarter of 2010 due to the reallocation of capital by our partners to our other funds as discussed below, partially offset by positive investment performance in the fourth quarter of 2009 and the first and third quarters of 2010.

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

The table below sets forth the changes to our assets under management and weighted-average assets under management. Weighted-average assets under management exclude the impact of third-quarter performance-related appreciation for the periods presented, as these amounts do not impact management fees calculated for such periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Balance-beginning of period	$25,496,940	$21,919,561	$23,079,796	$26,954,606
Net flows	221,582	(1,134,670)	2,282,539	(8,356,716)
Appreciation	756,854	1,493,604	1,113,041	3,680,605

Balance-end of period	$26,475,376	$22,278,495	$26,475,376	$22,278,495

Weighted-average assets under management	$25,546,478	$20,821,794	$25,121,619	$20,523,347

Our assets under management increased $4.2 billion, or 19%, year-over-year as a result of capital net inflows of approximately $2.6 billion and positive investment performance of approximately $1.6 billion from September 30, 2009 to September 30, 2010.

In the first nine months of 2010, our funds experienced performance-related appreciation of $1.1 billion and capital net inflows of $2.3 billion, which were comprised of $4.4 billion of gross inflows and $2.1 billion of gross outflows. The inflows were driven by increased institutional investor confidence in placing capital with alternative asset managers and, in turn with us, in order to enhance the yield and diversification of their investments. The outflows were driven by quarterly redemption requests, which we believe have normalized to levels seen prior to 2008.

In the first nine months of 2009, our funds experienced performance-related appreciation of $3.7 billion and net investor outflows of $8.4 billion, which were comprised of $913.8 million of gross inflows and $9.3 billion of gross outflows. The outflows were driven principally by fourth quarter 2008 redemption requests paid on January 1, 2009 of $5.0 billion, first quarter 2009 redemption requests paid on April 1, 2009 of $2.3 billion and second quarter 2009 redemption requests paid on July 1, 2009 of $1.3 billion. Our fund investors, primarily our fund-of-fund investors, re-balanced, reduced or eliminated their exposures to hedge funds and the capital markets generally in response to challenging market conditions in January and February 2009, and to meet liquidity requirements resulting from investment losses they sustained in the second half of 2008. In addition, our redemptions were adversely impacted because we provided liquidity in accordance with the pre-defined terms of our funds in an environment where many other hedge funds maintained or imposed new constraints on investor redemptions.

Estimated assets under management as of November 1, 2010 were $27.2 billion, an increase of approximately $700 million from September 30, 2010, as a result of capital net inflows of $100 million from October 1, 2010 to November 1, 2010, and performance-related appreciation of approximately $600 million.

Fund Performance

Annual fund investment performance, as generally measured on a calendar-year basis, determines the amount of incentive income we will earn in a given year. Incentive income is generally 20% of the net realized and unrealized profits attributable to each of our fund investors, excluding unrealized profits on private investments and subject to any high-water marks.

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

	Net Return for the Three Months Ended September 30,		Net Return for the Nine Months Ended September 30,
	2010	2009	2010	2009
OZ Master Fund	2.9%	7.3%	4.3%	20.5%
OZ Europe Master Fund	3.3%	7.9%	4.9%	15.5%
OZ Asia Master Fund	2.2%	11.6%	5.2%	26.4%
OZ Global Special Investments Master Fund	3.6%	3.4%	7.3%	7.1%

OZ Master Fund

For the first nine months of 2010, the return of the OZ Master Fund was driven primarily by investment opportunities in the following strategies: structured and distressed credit, primarily in the United States and Europe, which contributed approximately 72% of the return before management fees and incentive income; long/short equity special situations, primarily in Asia, which contributed approximately 8%; convertible and derivative arbitrage across all geographies, which contributed approximately 8%; and private investments, which contributed approximately 7%.

For the first nine months of 2009, the return of the OZ Master Fund was driven primarily by investment opportunities in the following strategies: long/short equity special situations across all geographies, which contributed approximately 36% of the return before management fees and incentive income; structured and distressed credit, primarily in the United States and Europe, which contributed approximately 33%; and convertible and derivative arbitrage, primarily in the United States, which contributed approximately 27%.

OZ Europe Master Fund

For the first nine months of 2010, the return of the OZ Europe Master Fund was driven primarily by investment opportunities in the following strategies: structured and distressed credit, which contributed approximately 62% of the return before management fees and incentive income; private investments, which contributed approximately 17%; and convertible and derivative arbitrage, which contributed approximately 13%.

For the first nine months of 2009, the return of the OZ Europe Master Fund was driven primarily by investment opportunities in the following strategies: structured and distressed credit, which contributed approximately 53% of the return before management fees and incentive income; convertible and derivative arbitrage, which contributed approximately 24%; and long/short equity special situations, which contributed approximately 18%.

OZ Asia Master Fund

For the first nine months of 2010, the return of the OZ Asia Master Fund was driven primarily by investment opportunities in the following strategies: convertible and derivative arbitrage, which contributed approximately 46% of the return before management fees and incentive income; long/short equity special situations, which contributed approximately 41%; and private investments, which contributed approximately 19%. The positive investment performance of these strategies was partially offset by losses related to bankruptcy claims.

For the first nine months of 2009, the return of the OZ Asia Master Fund was driven primarily by investment opportunities in long/short equity special situations, which contributed approximately 62% of the return before management fees and incentive income, and convertible and derivative arbitrage, which contributed approximately 32%.

OZ Global Special Investments Master Fund

For the first nine months of 2010, the return of the OZ Global Special Investments Master Fund was driven primarily by investment opportunities in the following strategies: structured and distressed credit, primarily in the United States, which contributed approximately 79% of the return before management fees and incentive income; and private investments, which contributed approximately 19%.

For the first nine months of 2009, substantially all of the return before management fees and incentive income of the OZ Global Special Investments Master Fund was driven by investment opportunities in the following strategies: long/short equity special situations across all geographies, which contributed approximately 74% of the return before management fees and incentive income; and structured and distressed credit, primarily in the United States, which contributed approximately 21%.

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

•

Incentive Income. We earn incentive income based on the performance of the Och-Ziff funds and managed accounts. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor, but excludes unrealized profits on private investments. We do not recognize incentive income until the end of the measurement period when the amounts are contractually payable, or “crystallized.” The measurement period for most of our assets under management is on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31st. The measurement periods, however, with respect to approximately 12% of our assets under management as of September 30, 2010, are based on longer time periods and include assets subject to three-year lock-ups and assets invested in certain private platforms. The calculations of incentive income for these assets may be subject to hurdle rates. Generally, any incentive income recorded during the first three quarters of the year is related to fund investor redemptions or amounts earned from fund investors with measurement periods longer than one year. Furthermore, incentive income on private investments is earned in the year of the sale or on realization of the private investment.

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

Expenses

Our operating expenses consist of the following:

•

Compensation and Benefits. Compensation and benefits in the first three quarters is comprised of salaries and benefits, guaranteed bonus accruals and equity-based compensation primarily in the form of Class A restricted share units, or “RSUs”. On an annual basis, compensation and benefits comprise the most significant portion of total expenses, with discretionary cash bonuses comprising the majority of total compensation and benefits. These cash bonuses are funded by total annual revenues, which are significantly influenced by the incentive income we earn for the year. Annual discretionary cash bonuses in a year with no high-water marks in effect are generally determined and expensed in the fourth quarter each year. In the second quarter of 2009, however, we began to accrue for the estimated 2009 discretionary cash bonuses that we expected to pay our employees shortly after year-end 2009. We did this in order to provide a competitive compensation structure in a year in which we generated strong investment performance while at the same time having the high-water marks in our funds, which if not recovered would have precluded us from earning any incentive income in 2009. For the nine months ended September 30, 2010, we did not accrue for any discretionary cash bonuses.

•

Interest Expense. Amounts included within interest expense relate primarily to interest expense on our term loan and the note payable on our corporate aircraft, both of which are LIBOR-based, variable-rate borrowings.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Revenues
Management fees	$110,035	$88,127	$321,991	$268,598
Incentive income	5,561	3,071	11,283	3,336
Other revenues	401	355	1,512	908
Income of consolidated Och-Ziff funds	6,473	10,127	21,043	21,629

Total Revenues	122,470	101,680	355,829	294,471

Expenses
Compensation and benefits	59,186	64,074	164,107	191,975
Allocations to non-equity partner interests	—	8,052	—	12,627
Reorganization expenses	411,828	417,486	1,248,423	1,262,171
Profit sharing	—	663	—	954
Interest expense	1,916	2,168	5,809	10,823
General, administrative and other	23,994	40,687	70,124	84,069
Expenses of consolidated Och-Ziff funds	1,540	880	6,919	2,776

Total Expenses	498,464	534,010	1,495,382	1,565,395

Other Income
Net earnings on deferred balances	—	20,840	—	24,270
Net gains (losses) on investments in Och-Ziff funds and joint ventures	453	730	(96)	1,036
Net gain on early retirement of debt	—	—	—	2,013
Net gains (losses) of consolidated Och-Ziff funds	4,767	(47)	27,109	(145)

Total Other Income	5,220	21,523	27,013	27,174

Loss Before Income Taxes	(370,774)	(410,807)	(1,112,540)	(1,243,750)
Income taxes	7,054	(20,889)	23,597	(17,611)

Consolidated Net Loss	$(377,828)	$(389,918)	$(1,136,137)	$(1,226,139)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(284,298)	$(309,891)	$(864,547)	$(975,945)

Net Loss Allocated to Class A Shareholders	$(93,530)	$(80,027)	$(271,590)	$(250,194)

Revenues

Management Fees. The following table sets forth the components of our management fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Och-Ziff Funds segment	$105,538	$86,262	$312,147	$263,209
Och-Ziff real estate funds	1,898	1,312	3,774	3,934
Eliminated in consolidation and recurring placement and related service fees netted against management fees above	2,599	553	6,070	1,455

Total	$110,035	$88,127	$321,991	$268,598

Management fees increased by $21.9 million and $53.4 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods, due to the year-over-year increase in average assets under management driven by a combination of capital net inflows and performance-related appreciation.

Our management fees, before the impact of eliminations, were 1.7% (annualized) of our weighted-average assets under management for the three and nine months ended September 30, 2010 and 2009. See “—Segment Analysis” for a discussion of management fees earned by the Och-Ziff Funds segment before the impact of eliminations in consolidation.

Incentive Income. Incentive income increased by $2.5 million and $7.9 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods. These amounts were primarily related to fund investor redemptions.

Income of Consolidated Och-Ziff Funds. Income of consolidated Och-Ziff funds decreased by $3.7 million and $586 thousand for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods, primarily due to the investment activities of our real estate funds.

Expenses

Compensation and Benefits. Compensation and benefits expenses decreased by $4.9 million and $27.9 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods. These decreases were primarily related to the accrual for discretionary cash bonuses in the second and third quarters of 2009 in an aggregate amount of $31.5 million. In the second quarter of 2009 we began to accrue for the estimated 2009 discretionary cash bonuses that we expected to pay our employees shortly after year end 2009. We did this in order to provide a competitive compensation structure in a year in which we generated strong investment performance while at the same time having the high-water marks in our funds, which if not recovered would have precluded us from earning any incentive income in 2009. For the nine months ended September 30, 2010, we did not accrue for any discretionary cash bonuses. Annual discretionary cash bonuses in a year with no high-water marks in effect are generally determined and expensed in the fourth quarter each year. Our worldwide headcount increased from 362 at September 30, 2009 to 402 at September 30, 2010.

Allocations to Non-Equity Partners. Allocations to non-equity partners in 2009 were related to earnings on deferred balances allocated to our partners, other than Mr. Och. For more information, see “—Liquidity and Capital Resources—Other Future Liquidity and Capital Needs—Deferred Balances Distributions.”

Reorganization Expenses. Reorganization expenses decreased by $5.7 million and $13.7 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods. These expenses represent the amortization of the fair value of unvested Och-Ziff Operating Group A Units held by our partners after the Offerings. The decrease in Reorganization expenses was primarily attributable to the decrease in the amortization on certain units forfeited by former partners in the first half of 2009 and the first quarter of 2010 and subsequently reallocated to the remaining partners. The grant-date fair value of the reallocated units was generally lower than the original grant-date fair value, and therefore the Reorganization expenses associated with the reallocated units decreased. Assuming no material forfeitures or reallocations, the estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our partners are expected to be approximately $394.8 million for the remainder of 2010, $1.6 billion in 2011 and $1.4 billion in 2012.

Interest Expense. Interest expense decreased by $252 thousand and $5.0 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods. These decreases were a result of the early retirement of an aggregate of $105 million of our term loan in 2009. Additionally, for the year-to-date period, interest expense decreased due to the decrease in LIBOR, to which both our term loan obligation and the note payable on our corporate aircraft are indexed. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month.

General, Administrative and Other. The following table sets forth the components of our general, administrative and other expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Occupancy and equipment	$7,117	$7,214	$21,674	$20,960
Professional services	5,418	3,998	15,533	13,699
Information processing and communications	3,532	3,403	10,222	10,291
Insurance	1,958	3,238	5,861	9,584
Business development	1,429	1,492	5,579	4,960
Other expenses	4,565	4,425	11,420	8,442

	24,019	23,770	70,289	67,936
Changes in tax receivable agreement liability	(25)	16,917	(165)	16,133

Total General, Administrative and Other	$23,994	$40,687	$70,124	$84,069

General, administrative and other expenses decreased by $16.7 million and $13.9 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods. These decreases were primarily due to the increase in tax receivable agreement liability recorded in the third quarter of 2009. This increase was driven by changes to the future enacted rates at the state and local level, resulting in a change in the estimated future tax savings related to the sale of interests in the Och-Ziff Operating Group by our partners and the Ziffs at the time of the Offerings, in addition to subsequent exchanges of Och-Ziff Operating Group A Units for Class A Shares. See “—Liquidity and Capital Resources—Tax Receivable Agreement.” Additionally, lower insurance costs were partially offset by an increase in recurring placement and related service fees on assets under management (included within other expenses above) and professional services.

Expenses of Consolidated Och-Ziff Funds. Expenses of consolidated Och-Ziff funds increased by $660 thousand and $4.1 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods, primarily due to the investment activities of our real estate funds.

Other Income

Net Earnings on Deferred Balances. There were no earnings on deferred balances in the first nine months of 2010 as substantially all of the deferred balances were collected from the offshore funds and distributed to our partners and the Ziffs at the beginning of the year. We expect the remaining balances to be collected and distributed to our partners and the Ziffs in 2010. See “—Liquidity and Capital Resources—Other Future Liquidity and Capital Needs—Deferred Balances Distributions” for additional information.

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

Net Gains (Losses) of Consolidated Och-Ziff Funds. Net gains of consolidated Och-Ziff funds increased by $4.8 million and $27.3 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods, primarily due to the investment activities of our real estate funds.

Income Taxes

Income tax expense increased by $27.9 million and $41.2 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods. The increases were primarily due to an increase in deferred tax assets in the third quarter of 2009 resulting from a change in future enacted tax rates at the state and local level. In addition, higher profitability in the Och-Ziff

Operating Group and certain of its foreign subsidiaries also contributed to the increase. The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, only a portion of the income we earn is subject to corporate level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes includes U.S. federal, state, local and foreign taxes at an effective tax rate of -1.9% and 5.1% for the three months ended September 30, 2010 and 2009, respectively, and -2.1% and 1.4% for the nine months ended September 30, 2010 and 2009, respectively. The reconciling items between our statutory rate and our effective tax rate were due to the following: (i) a portion of the income we earn is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income we earn is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses are non-deductible for income tax purposes.

As of and for the three and nine months ended September 30, 2010 and 2009, we were not required to establish a liability for uncertain tax positions. In addition, as of September 30, 2010, we had net operating loss carryforwards of $82.5 million for federal income taxes and $14.2 million for state and local income taxes that will expire by December 31, 2029 and 2030, respectively.

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries

The following table sets forth the components of the net loss allocated to partners’ and others’ interests in consolidated subsidiaries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(294,154)	$(330,307)	$(905,883)	$(1,004,808)
Consolidated Och-Ziff funds	9,531	9,046	40,629	18,307
Other	325	11,370	707	10,556

Total	$(284,298)	$(309,891)	$(864,547)	$(975,945)

Net loss allocated to partners’ and others’ interests in consolidated subsidiaries decreased by $25.6 million and $111.4 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods. The decrease in net loss allocated to the Och-Ziff Operating Group A Units was primarily due to improved profitability of the Och-Ziff Operating Group, as well as a larger share of losses of the Och-Ziff Operating Group being allocated to us. The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units declined from 79.5% as of September 30, 2009 to 77.0% as of September 30, 2010 as a result of the vesting of RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net loss in future periods as losses of the Och-Ziff Operating Group are allocated to these interests.

ECONOMIC INCOME ANALYSIS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$72,378	$43,807	$209,101	$112,607
Other Operations - Non-GAAP	(2,867)	(4,281)	(10,068)	(12,772)

Total Company - Non-GAAP	$69,511	$39,526	$199,033	$99,835

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

In addition, the full amount of deferred cash compensation and expenses related to compensation arrangements indexed to annual investment performance are recognized on the date they are determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on our performance in the year of the award.

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

Och-Ziff Funds Segment—Economic Income Analysis

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Economic Income Revenues
Management fees	$105,538	$86,262	$312,147	$263,209
Incentive income	5,561	3,071	11,283	3,336
Other revenues	298	268	1,030	713

Total Economic Income Revenues	111,397	89,601	324,460	267,258

Economic Income Expenses
Compensation and benefits	18,634	23,539	53,404	86,502
Non-compensation expenses	20,317	22,255	61,652	68,149

Total Economic Income Expenses	38,951	45,794	115,056	154,651

Net losses on joint ventures	(68)	—	(303)	—

Economic Income	$72,378	$43,807	$209,101	$112,607

Economic Income for the Och-Ziff Funds segment increased by $28.6 million and $96.5 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods. These increases were driven primarily by an increase in assets under management on which we earned management fees and the decrease in compensation and benefits expenses due to the accrual for year-end discretionary cash bonuses in the second and third quarter of 2009.

Economic Income Revenues

Management Fees. Management fees for the segment increased by $19.3 million and $48.9 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods, due to the year-over-year increase in average assets under management driven by a combination of capital net inflows and performance-related appreciation.

Incentive Income. Incentive income increased by $2.5 million and $7.9 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods. These amounts were primarily related to fund investor redemptions.

Economic Income Expenses

Compensation and Benefits. Compensation and benefits expenses decreased by $4.9 million and $33.1 million for the three and nine months ended September 30, 2010, compared to the corresponding 2009 periods. These decreases were primarily related to the accrual for discretionary cash bonuses in the second and third quarters of 2009 in an aggregate amount of $30.5 million. In the second quarter of 2009 we began to accrue for the estimated 2009 discretionary cash bonuses that we expected to pay our employees shortly after year end 2009. We did this in order to provide a competitive compensation structure in a year in which we generated strong investment performance while at the same time having the high-water marks in our funds, which if not recovered would have precluded us from earning any incentive income in 2009. For the nine months ended September 30, 2010, we did not accrue for any discretionary cash bonuses. Annual discretionary cash bonuses in a year with no high-water marks in effect are generally determined and expensed in the fourth quarter each year.

Non-Compensation Expenses. The following table presents the components of our non-compensation expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Occupancy and equipment	$5,785	$5,977	$17,820	$17,800
Professional services	5,247	3,808	15,237	12,132
Information processing and communications	2,635	2,452	7,482	7,516
Insurance	1,958	3,238	5,861	9,584
Interest expense	1,916	2,168	5,809	10,823
Business development	1,399	1,455	5,513	4,829
Other expenses	1,377	3,157	3,930	5,465

Total Non-Compensation Expenses	$20,317	$22,255	$61,652	$68,149

Non-compensation expenses decreased by $1.9 million and $6.5 million for the three and nine months ended September 30, 2010, respectively, compared to the corresponding 2009 periods. These decreases were driven primarily by decreases in interest expense, insurance costs and other expenses, partially offset by an increase in professional services. The decreases in interest expense were a result of the early retirement of an aggregate of $105 million of our term loan in 2009. Additionally, for the year-to-date period, interest expense decreased due to the decrease in LIBOR, to which both our term loan and the note payable on our corporate aircraft are indexed. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month.

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

Economic Income for our Other Operations was a net loss of $2.9 million and $4.3 million for the three months ended September 30, 2010 and 2009, and a net loss of $10.1 million and $12.8 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in the Economic Income net loss for the three month period was principally the result of lower expenses related to our Asia real estate business and increased management fees related to the launch of our new real estate fund. The decrease in the Economic Income net loss for the nine month period was the result of lower non-compensation expenses due to the reimbursement of organization expenses related to our new real estate fund in 2010, a decrease in our share of the net losses of our African joint venture, as well as a decrease in expenses related to our Asia real estate business.

Economic Income for our Other Operations as discussed above is a non-GAAP measure. For reconciliations of Economic Income of our Other Operations to the respective U.S. GAAP net loss for the periods described above, see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

The Company – Economic Income Analysis (Non-GAAP)

Economic Income for the Company for the three months ended September 30, 2010 was $69.5 million, a $30.0 million increase from Economic Income for the Company for the three months ended September 30, 2009 of $39.5 million. Economic Income for the Company for the nine months ended September 30, 2010 was $199.0 million, a $99.2 million increase from Economic Income for the Company for the nine months ended September 30, 2009 of $99.8 million. The primary drivers for the increases were higher management fees and lower compensation and benefits expenses in the Och-Ziff Funds segment.

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

Historically, management fees have been more than sufficient to cover all of our “fixed” operating expenses, which we define as salaries and benefits and most of our non-compensation costs. As explained above under “—Understanding Our Results—Revenues—Incentive Income,” we generally do not recognize incentive income during the first three quarters of the year other than amounts earned as a result of fund investor redemptions during the period or amounts earned from fund investors with measurement periods longer than one year (approximately 12% of our assets under management as of September 30, 2010). Furthermore, we cannot predict the amount of incentive income, if any, which we may earn at year end. Accordingly, we do not rely on incentive income to meet our fixed operating expenses. Total annual revenues, which typically have been significantly influenced by the amount of annual incentive income we earn, historically have been sufficient to fund all of our other working capital needs, including annual discretionary cash bonuses. These cash bonuses, which historically have comprised our largest operating expense, are variable such that, in any year where total annual revenues are greater or less than the prior year, cash bonuses may be adjusted accordingly. Our ability to scale this significant operating expense to our total annual revenues helps us manage our cash flow and liquidity position from period to period.

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

Our term loan, discussed below under “—Debt Obligations—Term Loan,” matures in July 2012 and the balance on our aircraft loan, discussed below under “—Debt Obligations—Aircraft Loan,” is payable in May 2011. To date, we have used cash on hand to repurchase and retire $105 million of the outstanding principal amount of our term loan. In addition, as of September 30, 2010, we had repaid an additional $15.0 million of the outstanding balance on our term loan from cash on hand, as we are required to make quarterly payments in an aggregate annual amount equal to 1% of the original loan balance. We may continue to use cash on hand to repay the term loan and the aircraft loan in part or in full prior to their maturity dates, which would reduce amounts available to distribute to our Class A shareholders. For any amounts unpaid as of those dates, we will be required to either refinance the obligations by entering into new facilities, which could result in higher borrowing costs, or raise cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to enter into new facilities or issue equity or other securities in the future on attractive terms or at all. Any new facilities that we may be able to enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted.

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

Debt Obligations

Term Loan. On July 2, 2007, we entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75%. The term loan will mature in July 2012 and is secured by a first priority lien on substantially all of our assets. The term loan is payable in equal quarterly installments, which began on December 31, 2008, in an aggregate annual amount equal to 1% of the original principal amount borrowed under the term loan, and the balance will be payable upon maturity. In June 2009, we repurchased and retired $5.0 million of the outstanding balance for $3.0 million, and in December 2009, we repurchased and retired an additional $100.0 million of the outstanding balance for $80.0 million. As of September 30, 2010, the total outstanding amount of the term loan was $630.0 million.

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

The term loan permits us to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, we are in compliance with a leverage ratio of 3.0 to 1.0 of EBITDA (as defined in the credit agreement) and no default or event of default has occurred and is continuing. As of September 30, 2010, we have not incurred any unsecured indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan.

The term loan also limits the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of September 30, 2010, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

The terms of the amended note also require us to make one or more prepayments of the note or post cash collateral with the lender in the event that the outstanding principal balance of the loan at any time exceeds an amount equal to 65% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender that may not be exercised more than once every 12 months. During the second quarter of 2010, we paid $3.4 million of the note payable and applied $2.0 million of collateral previously posted with the lender against the remaining principal balance. As of September 30, 2010, the remaining principal balance of the note payable was $11.3 million.

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

Tax Receivable Agreement

We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our partners and the Ziffs. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings, and subsequent taxable exchanges by our partners and the Ziffs of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) have agreed to pay our partners and the Ziffs 85% of the amount of cash savings, if any, in federal, state and local income tax in the United States that these entities actually realize related to their units as a result of such increases in tax basis. In connection with the departure of certain former partners, the right to receive payments under the tax receivable agreement by such partners was contributed to the Och-Ziff Operating Group. As a result, we expect to pay to our remaining partners and the Ziffs approximately 78% (from 85% at the time of the Offerings) of the overall cash savings, if any, in federal, state and local income tax in the United States that we actually realize as a result of such increases in tax basis. To the extent that we do not realize any cash savings in federal, state and local income tax in the United States, we would not be required to make corresponding payments under the tax receivable agreement.

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

As of September 30, 2010, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our partners and the Ziffs approximately $790.2 million over the next 13 to 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including those described below:

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

Deferred Balances Distributions. Through 2006, we deferred collection of a certain portion of incentive income receivable from our offshore funds. As a result of a change in the method of accounting used for U.S. income tax purposes by certain of our subsidiaries, we no longer defer the collection of such receivables. All remaining deferred balances, which as of September 30, 2010 were $2.9 million, are expected to be paid to us in the next year. Such amounts, in turn, will be distributed to our partners and the Ziffs, and therefore will not benefit our Class A shareholders.

Distributions

The following table presents the cash dividends declared on our Class A Shares and the related cash distributions to our partners and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to the Partners and the Ziffs (dollars in thousands)
November 18, 2010	November 11, 2010	$0.10	$42,519
August 19, 2010	August 12, 2010	$0.11	$44,874
May 11, 2010	April 1, 2010	$0.09	$34,315
February 18, 2010	December 31, 2009	$0.58	$198,852

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

Cash Flows Analysis

Operating Activities. Net cash provided by operating activities was $509.7 million and $245.8 million for the nine months ended September 30, 2010 and 2009, respectively. For both periods, net cash flows from operating activities were primarily related to the collection of prior-year incentive income and current-year management fees, less interest expense and other operating expenses. During the first nine months of 2010, we collected $401.7 million of deferred balances, which we in turn distributed to our partners and the Ziffs, net of taxes. The deferred balances distributed to Mr. Och, net of taxes, in the first nine months of 2010 in the amount of $129.5 million were recorded within cash flows from financing activities, as these were distributions on Mr. Och’s pre-IPO equity interest. During the first nine months of 2009, we collected $208.0 million of deferred balances, which we in turn distributed to our partners and the Ziffs, net of taxes. The deferred balances distributed to Mr. Och, net of taxes, in the first nine months of 2009 in the amount of $122.4 million were recorded within cash flows from financing activities, as these were distributions on Mr. Och’s pre-IPO equity interest.

Investing Activities. There were no significant changes in the net cash used in investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated statements of cash flows.

Financing Activities. Net cash used in financing activities was $454.2 million and $136.1 million for the nine months ended September 30, 2010 and 2009, respectively. For both periods, net cash flows from financing activities were primarily related to the dividends paid of $64.8 million and $9.2 million, respectively, to our Class A shareholders and distributions to our partners and the Ziffs of $276.2 million and $53.8 million, respectively, on their Och-Ziff Operating Group A Units. In addition, as discussed above, deferred balances distributed to Mr. Och, net of taxes, in the amount of $129.5 million and $122.4 million in the first nine months of 2010 and 2009, respectively, were recorded as financing-related cash outflows.

CONTRACTUAL OBLIGATIONS

There have been no significant changes to our contractual obligations reported in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, we did not have any off-balance sheet arrangements.

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

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Assets and liabilities included in this category include listed equities, sovereign debt of developed nations and listed derivatives. As required under U.S. GAAP, we do not adjust the quoted price for these assets or liabilities, even in situations where we may hold a large position and a sale could reasonably impact the quoted market price. While our funds hold Level I assets and liabilities in their portfolios, as of September 30, 2010, we did not hold any Level I assets or liabilities directly or indirectly through the consolidated funds.

•

Level II – Fair value is determined through the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the reporting date. Assets and liabilities generally included in this category include certain corporate bonds, certain credit default swaps, certain bank debt, less liquid and restricted equity securities, forward contracts and certain over-the-counter derivatives. While our funds hold Level II assets and liabilities in their portfolios, as of September 30, 2010, we did not hold any Level II assets or liabilities directly or indirectly through the consolidated funds.

•

Level III – Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation. The fair value of such assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Assets and liabilities that are included in this category generally include general and limited partnership interests in private equity and real estate. In addition, funds not consolidated by us may hold additional types of Level III assets and liabilities, such as equity and debt securities issued by private entities, structured products, certain corporate bonds, certain credit default swaps, certain bank debt and certain over-the-counter derivatives. As of September 30, 2010, the investments held by our consolidated funds and the deferred balances, the only assets we carry at fair value in our consolidated balance sheets, were Level III assets. While our funds hold Level III liabilities in their portfolios, as of September 30, 2010, we did not hold any Level III liabilities directly or indirectly through the consolidated funds.

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

As of September 30, 2010, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 43% within Level I; approximately 27% within Level II; and approximately 30% within Level III. As of December 31, 2009, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 39% within Level I; approximately 31% within Level II; and approximately 30% within Level III. The classification of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant.

A portion of our funds’ Level III assets relate to private or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimates of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

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

We, as the investment manager of the Och-Ziff funds, determine the fair value of investments that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. Such investments may be valued based on: (i) amounts invested in these investments; (ii) financial information provided by the management of these investments; (iii) information provided by third parties; (iv) the last round of financing in which new investors have participated; (v) performing comparisons with prices of comparable or similar securities; (vi) obtaining valuation-related information from issuers; (vii) assessing other analytical data and indicators of value; and (viii) calculating the present value of future cash flows.

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

As of September 30, 2010 and December 31, 2009, our only assets carried at fair value were the deferred balances and the investment holdings of the consolidated Och-Ziff funds. The deferred balances and the investments held by the consolidated Och-Ziff funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy.

The following table sets forth the fair values of assets classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

Assets Recorded at Fair Value	September 30, 2010	Valuation Technique
	(dollars in thousands)
Deferred balances, at fair value	$2,917	Deferred balances are valued based on net asset value information provided by the underlying Och-Ziff funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments.

Investments, at fair value (assets of consolidated Och-Ziff funds)	370,559	Investments, which are primarily related to holdings of the real estate funds, are initially valued at transaction price and subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flow models.

Total Level III assets, at fair value	373,476
Level III assets for which we do not bear economic exposure	(370,227)

Net Economic Exposure to Level III Assets	$3,249

Level III assets for which we do not bear economic exposure include: (i) deferred balances, as changes in the fair value of such receivables are offset by changes in a corresponding liability to our partners and the Ziffs; and (ii) substantially all of the investments of consolidated Och-Ziff funds, as substantially all of the changes in the fair values of these investments are absorbed by fund investors in these consolidated funds (i.e. partners’ and others’ interests in consolidated subsidiaries in our consolidated balance sheets).

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

As management fees are charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of September 30, 2010 would impact management fees calculated on October 1, 2010 by approximately $10.3 million.

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

We generated taxable income in the amount of $46.0 million in the first nine months of 2010 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 12-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred tax asset. In this regard, Reorganization expenses, allocations to non-equity partners and profit sharing expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported net losses on a U.S. GAAP basis, and expect to continue to report a U.S. GAAP net loss through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods and, as of September 30, 2010, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize this deferred tax asset.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $26.3 billion as of October 1, 2010, we would need to generate a minimum compound annual growth rate in assets under management of approximately 1% over the period for which the taxable income estimate relates to fully realize the deferred tax asset, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred tax asset and may need to record a valuation allowance. Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred tax asset related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our partners and the Ziffs under the tax receivable agreement equal to approximately 78% of such amount; therefore, net earnings would only be impacted by 22% of any valuation allowance recorded against the deferred tax asset.

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

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred tax asset related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward, as of September 30, 2010. We have, however, determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance in the amount of $3.9 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

The Financial Accounting Standards Board (“FASB”) has issued various changes to the Codification that went into effect during the first nine months of 2010. The following is an overview of the more significant changes relevant to us and the expected impact, if any, on future trends:

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

In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets (originally issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, and subsequently reissued as ASU 2009-16, Accounting for Transfers of Financial Assets). The amendments were issued to improve the information that a reporting entity provides in its financial statements about transfers of financial assets, the effects of transfers on its financial statements, and a transferor’s continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from U.S. GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments are effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-16 is not expected to have any impact on the future trends of our financial position or results of operations.

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

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

As of September 30, 2010, none of the changes to the Codification issued by the FASB that are not yet effective were expected to have an impact on our future trends.

ECONOMIC INCOME RECONCILIATIONS

The following tables present the reconciliations of Economic Income to our U.S. GAAP net loss for the periods previously discussed:

	Three Months Ended September 30, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders - U.S. GAAP	$(85,646)	$(7,884)	$(93,530)
Reorganization expenses	411,828	—	411,828
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(294,154)	—	(294,154)
Equity-based compensation	27,393	5,262	32,655
Income taxes	7,421	(367)	7,054
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	3,570	—	3,570
Depreciation and amortization	2,132	189	2,321
Net gains on investments in Och-Ziff funds	(542)	(107)	(649)
Change in tax receivable agreement liability	(25)	—	(25)
Other	401	40	441

Economic Income - Non-GAAP	$72,378	$(2,867)	$69,511

	Three Months Ended September 30, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders - U.S. GAAP	$(68,915)	$(11,112)	$(80,027)
Reorganization expenses	417,486	—	417,486
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(318,776)	—	(318,776)
Equity-based compensation	26,785	6,760	33,545
Income taxes	(21,077)	188	(20,889)
Net earnings on deferred balances	(20,840)	—	(20,840)
Change in tax receivable agreement liability	16,917	—	16,917
Allocations to non-equity partner interests	8,052	—	8,052
Depreciation and amortization	2,074	189	2,263
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	2,261	—	2,261
Net gains on investments in Och-Ziff funds	(974)	(99)	(1,073)
Profit sharing	663	—	663
Other	151	(207)	(56)

Economic Income - Non-GAAP	$43,807	$(4,281)	$39,526

	Nine Months Ended September 30, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders - U.S. GAAP	$(246,356)	$(25,234)	$(271,590)
Reorganization expenses	1,248,423	—	1,248,423
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(905,883)	—	(905,883)
Equity-based compensation	79,151	12,877	92,028
Income taxes	21,547	2,050	23,597
Depreciation and amortization	6,327	560	6,887
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	5,220	—	5,220
Net gains on investments in Och-Ziff funds	(309)	(422)	(731)
Change in tax receivable agreement liability	(165)	—	(165)
Other	1,146	101	1,247

Economic Income - Non-GAAP	$209,101	$(10,068)	$199,033

	Nine Months Ended September 30, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders - U.S. GAAP	$(218,937)	$(31,257)	$(250,194)
Reorganization expenses	1,262,171	—	1,262,171
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(994,260)	—	(994,260)
Equity-based compensation	68,256	17,813	86,069
Net earnings on deferred balances	(24,270)	—	(24,270)
Income taxes	(17,902)	291	(17,611)
Change in tax receivable agreement liability	16,133	—	16,133
Allocations to non-equity partner interests	12,627	—	12,627
Depreciation and amortization	5,711	560	6,271
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	6,258	—	6,258
Net gains on investments in Och-Ziff funds	(2,272)	(216)	(2,488)
Net gain on early retirement of debt	(2,013)	—	(2,013)
Profit sharing	954	—	954
Other	151	37	188

Economic Income - Non-GAAP	$112,607	$(12,772)	$99,835

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Market Risk

A 10% change in the fair value of the investments held by our funds as of September 30, 2010, would result in a change of approximately $2.6 billion in our assets under management and would impact management fees calculated on October 1, 2010 by approximately $10.3 million. To the extent such change was continuing as of the end of the year, it could significantly affect our incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of September 30, 2010, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss allocated to Class A shareholders or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of September 30, 2010, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on interest income and interest expense would not result in a material impact to our earnings. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of September 30, 2010, our annual interest expense will increase or decrease by approximately $164 thousand.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 4, 2010

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/S/ JOEL M. FRANK
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director