Form 10-K
period 2010-12-31
Och-Ziff Capital Management Group LLC
filed 2011-02-28
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $1.1 billion. As of February 1, 2011, there were 95,081,389 Class A Shares and 274,666,921 Class B Shares outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the 2011 annual meeting of Och-Ziff Capital Management Group LLC’s shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

Available Information

Och-Ziff Capital Management Group LLC files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (“SEC”). We make available free of charge on our website at http://www.ozcap.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website in the “For Shareholders—Corporate Governance” section are charters for our Audit Committee, Compensation Committee, and Nominating, Corporate Governance and Conflicts Committee as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Requests for copies of Och-Ziff’s SEC filings or the corporate governance materials posted on our website should be directed to: Office of the Secretary, Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019.

Any materials we file with the SEC are also publicly available through the SEC’s website at http://www.sec.gov or may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

In this annual report, references to “Och-Ziff,” “our Company,” “the Company,” “we,” “us,” or “our” refer, unless the context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP, a Delaware limited partnership, which we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly-owned subsidiaries of Och-Ziff Capital Management Group LLC. References to our “partners” refer to the current limited partners of the Och-Ziff Operating Group entities other than the Ziffs and our intermediate holding companies, including our founder, Mr. Daniel S. Och, except where the context requires otherwise. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II, Ziff Investors Partnership, L.P. II A and certain of their affiliates and control persons. References to “Class A Shares” refer to our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the New York Stock Exchange. References to “Class B Shares” refer to Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly traded, are currently held solely by our partners and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares. References to our “IPO” refer to our initial public offering of 36.0 million Class A Shares that occurred in November 2007. References to the “Offerings” refer collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly-owned subsidiary of Dubai International Capital LLC. References to “DIC” refer to DIC Sahir Limited, Dubai International Capital LLC and its affiliates. References to “our funds” or “Och-Ziff funds” refer to the hedge funds and other alternative investment vehicles for which we provide asset management services. No statements herein, available on our website or in any of the materials we file with the SEC constitute or should be viewed as constituting an offer of any Och-Ziff fund.

Forward-Looking Statements

Some of the statements under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this annual report may be forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Exchange Act that reflect our current views with respect to, among other things, future events and financial performance. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” “opportunity,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve,” “see,” “think,” “position” or the negative version of those words or other comparable words.

We caution that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to those described in “Item 1A. Risk Factors.”

There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. Any forward-looking statements made by us speak only as of the date they are made, and we assume no duty and do not undertake to update any forward-looking statement.

PART I

Item 1.	Business

Business Description

Founded in 1994 by Daniel S. Och, we are one of the largest institutional alternative asset managers in the world with approximately $28.4 billion in assets under management as of February 1, 2011. Our funds seek to generate consistent, positive, risk-adjusted returns across market cycles with low volatility and low correlation to the equity markets. We have always limited our use of leverage to generate investment performance and we emphasize preservation of investor capital. We serve the investment needs of a diversified institutional investor base, providing asset management services through our funds, which pursue a broad range of global investment opportunities.

We have always focused on establishing long-term relationships with a global base of institutional investors, which today includes many of the largest, most sophisticated investors in the world. These include pension funds, fund-of-funds, foundations and endowments, corporations, private banks and family offices.

Our investors value our funds’ consistent performance history, our global investing expertise, our diverse investment strategies and our strong focus on risk management and a robust operational infrastructure. Our funds make investments in many regions around the world with a breadth we believe is offered by few alternative asset management firms.

Our assets under management are generally invested on a multi-strategy basis, across multiple geographies, although certain funds are focused on specific sectors, strategies or geographies. Our primary investment strategies are: convertible and derivative arbitrage, credit, long/short equity special situations, merger arbitrage, private investments and structured credit.

We have built an experienced investment management team around the world. As of December 31, 2010, we had 405 employees worldwide, including 130 investment professionals and 19 partners, working from our headquarters in New York City and offices in London, Hong Kong, Mumbai and Beijing. Our London office houses our European investment team and our Hong Kong office houses the majority of our Asian investment team.

We conduct substantially all of our operations through our one reportable segment, the Och-Ziff Funds segment, which provides asset management services to our funds. Our Other Operations are currently comprised of our real estate business, which manages and provides asset management services to our real estate funds, and investments in new businesses established to expand our private investment platforms.

Our primary sources of revenues are management fees, which are based on the amount of our assets under management, and incentive income, which is based on the investment performance we generate for our fund investors. Accordingly, for any given period, our revenues will be driven by the combination of assets under management and the investment performance of our funds.

Funds Overview

We currently manage four main investment funds on a multi-strategy basis, across multiple geographies. As of December 31, 2010, these four funds comprised approximately 90% of our total assets under management. The following is a description of these funds:

•

OZ Master Fund, which is our flagship, global, multi-strategy fund. The OZ Master Fund opportunistically allocates capital between the underlying investment strategies described below in North America, Europe and Asia. The OZ Master Fund’s European and Asian investments mirror those made in the OZ Europe Master Fund and the OZ Asia Master Fund. As of January 1, 2011, the OZ Master Fund’s geographic allocation was 55% in North America, 31% in Europe and 14% in Asia.

•	OZ Europe Master Fund, which is a multi-strategy fund that opportunistically allocates capital between the underlying investment strategies described below in Europe.

•	OZ Asia Master Fund, which is a multi-strategy fund that opportunistically allocates capital between the underlying investment strategies described below in Asia.

•

OZ Global Special Investments Master Fund, which allocates capital globally to private investments and to the private investment platforms we are developing, as well as to many of the other strategies described below. This fund has a higher concentration of investments that tend to be longer term than the investments we make in our other funds. The majority of the capital in this fund belongs to the partners of our firm.

The remaining 10% of our assets under management as of December 31, 2010 is related to our real estate funds and certain other alternative investment vehicles we manage. Our real estate funds generally make investments in commercial and residential real estate in North America, including real property, multi-property portfolios, real estate related joint ventures, real estate operating companies and other real estate related assets.

The following chart presents the composition of our assets under management by fund as of December 31, 2010:

Multi-Strategy Approach

Our funds invest across multiple strategies and geographies without any pre-determined commitments. Portfolio composition is determined by evaluating what we believe are the best market opportunities, consistent with our goals of diversification and capital preservation. The primary investment strategies we employ in our funds include:

•

Convertible and derivative arbitrage, which takes advantage of price discrepancies between convertible and derivative securities and the underlying equity or other security. These investments may be made at multiple levels of an entity’s capital structure to profit from valuation or other pricing discrepancies;

•

Credit, which includes a variety of credit-based strategies, such as high-yield debt investments in distressed businesses and investments in bank loans and senior secured debt. Credit also includes providing mezzanine financing and structuring creative capital solutions;

•

Long/short equity special situations, which consists of long/short and event-driven investing. Fundamental long/short investing involves analyzing companies and assets to profit where we believe mispricing or undervaluation exists. Event-driven investing attempts to realize gain from corporate events such as spin-offs, recapitalizations and other corporate restructurings, whether company specific or as a result of industry or economic conditions;

•

Merger arbitrage, which is an event-driven strategy involving multiple investments in entities contemplating a merger or similar business combination. This strategy seeks to realize a profit from pricing discrepancies among the securities of the entities involved in the event;

•	Private investments, which encompasses investments in a variety of special situations which seek to realize value through strategic sales or initial public offerings; and

•

Structured credit, which involves investments in residential and commercial mortgage-backed securities and other asset-backed securities. This strategy also includes investments in collateralized loan obligations (CLOs) and collateralized debt obligations (CDOs).

Our ability to invest across multiple strategies and geographies enables us to adjust our portfolio allocations as market conditions change and as we identify new investment opportunities. The following chart presents the composition, by strategy (excluding residual assets attributable to redeeming investors), of the OZ Master Fund as of January 1, 2011:

Investment Management Process

Our approach to asset management today is based on the same fundamental elements that we have employed since we were founded in 1994. Our objectives are to create long-term value for our fund investors by generating consistent, positive, risk-adjusted returns while protecting investor capital, and to develop new, carefully considered investment opportunities. Our extensive experience, combined with the consistency of our approach to investing and risk management, has been integral to extending our performance history. Our investment and risk management processes benefit from our dedicated and experienced industry specialists and private investment teams operating out of our offices worldwide. Our portfolio managers, who are senior partners of the firm, combine qualitative judgment gained from their extensive experience with quantitative analysis in order to effectively manage our investment process. In all of our strategies, our approach is defined by certain common elements:

•

Consistent, positive, risk-adjusted returns.    Our investment process focuses on generating consistent, positive, risk-adjusted returns across market cycles with low volatility and low correlation to the equity markets. Our goal is to preserve capital during periods of market decline and produce competitive investment performance in rising markets. We seek to generate fund returns without relying on asset concentration or market direction.

•

Multi-strategy approach.    Our funds invest across multiple strategies and geographies without any pre-determined commitments. Portfolio composition is determined by evaluating what we believe are the best market opportunities, consistent with our goals of diversification and capital preservation. Our primary investment strategies are convertible and derivative arbitrage, credit, long/short equity special situations, merger arbitrage, private investments and structured credit. Our ability to invest across strategies and geographies enables us to be nimble in adjusting our portfolio allocations as market conditions change.

•

Focus on fundamentals.    We approach investments in each of our strategies through rigorous fundamental analysis of the drivers of potential investment risk and return. We look at both qualitative and quantitative factors in assessing the risk/reward parameters and perform extensive due diligence.

•

Limited use of leverage.    Our funds generally do not rely on extensive leverage to generate investment returns. Our approach to risk management limits the amount of leverage we employ on a portfolio-wide basis.

•

Disciplined investment and risk management processes.    Our investment and risk management processes are central to the way we allocate capital. We focus on hedging and actively managing the exposures of our portfolios. Our risk management practices are based on both quantitative and qualitative analyses implemented at the individual position and total portfolio levels, and they have been integrated into our daily investment process.

Portfolio Risk Management

Risk management is central to the operation of our business. We use both quantitative and qualitative analyses to monitor financial and event risk and manage volatility. We may seek to hedge credit, interest rate, currency and market exposures; however, there can be no assurances that appropriate hedges will be available or in place to successfully limit losses. We place substantial emphasis on portfolio diversification by asset class, industry sector and geography. The active management of positions in our funds allows for timely reallocation of capital in response to changes in business, market or economic conditions.

Our risk management processes are overseen by our Risk Committee. The Risk Committee meets regularly to review, among other information, sophisticated risk analysis, including the results of stress testing our portfolios under numerous scenarios. The Risk Committee also discusses other general risks, including, but not limited to, global economic, geopolitical, counterparty and operational risks. Additionally, our portfolio managers meet with our analysts daily to review inherent risks associated with the positions in each fund.

Investment Performance

We believe one of the principal drivers of our ability to increase assets under management is the investment performance track record of our funds. Our historical ability to generate consistent, positive, risk-adjusted returns with limited use of leverage and with little equity-market correlation, combined with our ability to preserve fund capital when markets decline, are hallmarks of our investment approach. We also believe that our performance history is a key point of competitive differentiation for us.

The historical and potential future returns of the funds we manage are not directly linked to returns on our Class A Shares; therefore, positive investment performance of the funds we manage may not necessarily correspond to positive returns on an investment in our Class A Shares. Poor performance of the funds that we manage, however, would cause a decline in our revenues from those funds, which may have a negative effect on the returns on an investment in our Class A Shares. An investment in our Class A Shares is not an investment in any of the Och-Ziff funds. See “Item 1A. Risk Factors—Risks Related to Our Business—An investment in our Class A Shares is not an alternative to an investment in any of our funds, and the returns of our funds should not be considered as indicative of any returns expected on our Class A Shares, although poor investment performance of, or lack of capital flows into the funds we manage could have a material adverse impact on our revenues and, therefore, the returns on our Class A Shares.”

Additionally, our funds’ historical returns reflect investment opportunities and general global economic and market conditions that may not repeat themselves. The rates of return also reflect our funds’ historical expenses, which may vary in the future due to factors beyond our control, including changes in applicable law. See “Item 1A. Risk Factors—Risks Related to Our Funds—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or any future funds we may raise.”

The table below presents, as of December 31, 2010, the net annualized return, correlation to the S&P 500 Index, volatility and Sharpe Ratio of the OZ Master Fund, and is provided for illustrative purposes only. The OZ Master Fund includes every strategy and geography in which the Och-Ziff funds invest and constituted approximately 70% of our assets under management as of December 31, 2010. Our other funds generally implement geographical or strategy focused investment programs. The investment performance results for our other funds vary from those of OZ Master Fund, and that variance may be material. The performance reflected in the table below is not necessarily indicative of the future results of OZ Master Fund. There can be no assurance that any Och-Ziff fund will achieve comparable results.

Net Annualized Return through December 31, 2010[1]	1 Year	3 Years	5 Years	Strategy Inception
OZ Master Fund[2]	8.5%	4.0%	7.5%	14.2%
S&P 500 Index[3]	15.1%	-2.9%	2.3%	8.4%
Correlation of OZ Master Fund to S&P 500 Index[4]	0.74	0.65	0.65	0.52
Volatility
OZ Master Fund Standard Deviation (Annualized)[5]	3.6%	7.3%	6.0%	5.6%
S&P 500 Index Standard Deviation (Annualized)[5]	19.3%	22.2%	17.8%	15.7%
Sharpe Ratio[6]
OZ Master Fund	2.30	0.40	0.79	1.84
S&P 500 Index	0.77	(0.18)	(0.03)	0.29

[1]

Net annualized return represents a composite of the average return of the feeder funds that comprise the OZ Master Fund, Ltd. (the “Fund”). Net annualized return is presented on a total return basis, net of all fees and expenses (except incentive income on certain unrealized private investments that could reduce returns on these investments at the time of realization) and includes the reinvestment of all dividends and other income. Performance includes realized and unrealized gains and losses attributable to certain private and initial public offering investments that are not allocated to all investors in the Fund. Investors that do not participate in such investments or that pay different fees may experience materially different returns.

[2]

Performance from inception includes actual total return for the partial year beginning in April 1994. For the period from April 1994 through December 1997, performance represents the performance of Och-Ziff Capital Management, L.P., a Delaware limited partnership that was managed by Daniel S. Och following an investment strategy that is substantially similar to that of the Fund. In addition, during this period, performance was calculated by deducting management fees on a quarterly basis and incentive income on a monthly basis. Starting from January 1998, performance has been calculated by deducting both management fees and incentive income on a monthly basis from the composite returns of the Fund.

[3]

Readers should not assume that there is any material overlap between those securities in the portfolio of the Fund and those that comprise the S&P 500 Index. It is not possible to invest directly in the S&P 500 Index. Returns of the S&P 500 Index have not been reduced by fees and expenses associated with investing in securities and include the reinvestment of dividends. The S&P 500 Index is an equity index owned and maintained by Standard & Poor’s, a division of McGraw-Hill, whose value is calculated as the free float-weighted average of the share prices of 500 large-capitalization corporations listed on the NYSE and Nasdaq.

[4]

Correlation to the returns of the S&P 500 Index represents a statistical measure of the degree to which the return of one portfolio is correlated to the return of another. It is expressed as a factor that ranges from -1.0 (perfectly inversely correlated) to +1.0 (perfectly positively correlated).

[5]	Standard deviation is a statistical measure of the degree to which an individual value in a distribution tends to vary from the mean of the distribution.

[6]

Sharpe Ratio represents a measure of the investment returns as adjusted for risk. The Sharpe Ratio is calculated by subtracting a “risk-free” rate from the composite returns, and dividing that amount by the standard deviation of the returns.

Past performance is no guarantee of future results.

Assets Under Management

Our assets under management are a function of the capital that is placed with us by fund investors globally, which we invest on their behalf based on the fund or funds they have selected, and the investment performance we generate for them. We typically accept capital from new and existing investors into our funds on a monthly basis on the first day of each month. Investors in our funds (other than investors in private investments, our real estate funds and certain other funds we manage) have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of these lock-up periods (subject to certain limitations), investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 45 days prior written notice. However, upon the payment of a redemption fee to the funds and upon giving 30 days prior written notice, certain investors may redeem capital during the lock-up period. The lock-up requirements for the funds may generally be waived or modified in the sole discretion of the fund’s general partner or board of directors, as applicable.

The ability of investors to contribute capital to and redeem capital from our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ investment performance. Both of these factors directly impact the revenues we earn from management fees and incentive income.

Our financial results are primarily driven by the combination of assets under management and the investment performance of our funds. Competitive investment performance in rising markets and preservation of fund investor capital during periods of market volatility or decline are key determinants of the long-term success of our business. These factors enable us to attract additional assets under management from both existing and new fund investors, as well as minimize redemptions of capital from our funds. Growth in assets under management and positive investment performance drive growth in our revenues and earnings. Conversely, poor investment performance slows our growth by decreasing our assets under management and increases the potential for redemptions from our funds which would reduce our assets under management and have a negative effect on our revenues and earnings.

Industry Overview

The asset management business involves investing capital on behalf of institutional and individual investors in exchange for contracted fees and other performance-driven income. The industry invests trillions of dollars of assets and can be broadly divided into two categories: traditional asset management, such as mutual funds, and alternative asset management, such as hedge fund and private equity firms.

Alternative Asset Management / Hedge Funds

Alternative asset management, in general, involves a variety of investment strategies where the common element is the manager’s goal of delivering, within certain risk parameters, investment performance that is typically measured on an absolute return basis, meaning that performance is measured not by how well a fund performs relative to a benchmark index, but by how well the fund performs in absolute terms. Alternative asset managers typically earn management fees based on the value of the assets they manage and incentive income based on the investment performance they generate on those assets. These managers typically run pooled investment vehicles that are not subject to the investment limitations of traditional mutual funds and may employ a wide variety of investment strategies. Alternative asset managers strive to produce investment returns that have a lower correlation to the global capital markets than do traditional asset management strategies.

The term “hedge funds” generally refers to privately held collective investment vehicles managed by alternative asset managers, such as Och-Ziff. Hedge funds differ from traditional investment vehicles, such as mutual funds, by the strategies they employ and the asset classes in which they invest. Asset classes in which hedge funds may invest are very broad and include liquid and illiquid securities, derivative instruments, asset-backed securities and a variety of other non-traditional assets, such as distressed securities and infrastructure investments, among others. Hedge funds have no pre-determined investment parameters and are not precluded from making large investments that are concentrated by asset class, industry sector, geography or market directionality. Hedge funds are also not precluded from employing a variety of instruments, including swaps, options, futures and short sales to mitigate risk or synthetically create investment exposures.

The demand for exposure to alternative asset managers by institutional investors was the main driver of the hedge fund industry’s historical growth. Institutional demand resulted from several factors, including the pursuit of higher returns compared to those generated by traditional equity and fixed income strategies, and the desire to diversify investment portfolios by placing capital with investment managers that generated returns with a low correlation to global equity markets. Alternative investment strategies still account for a relatively small portion of all institutional assets, signifying potential opportunity for future growth.

The following table presents the cumulative capital allocated to the hedge fund industry over the last ten years:

Historical Hedge Fund Assets Under Management

(dollars in billions as of December 31)

Source: Hedge Fund Research

During 2010, hedge funds and other alternative asset managers experienced growth in assets under management. Institutional investors increased their allocations to the hedge fund industry to diversify their holdings and increase the proportion of non-correlated returns in their portfolios. Investment performance among alternative asset managers was generally positive for the year.

Our Historical Assets Under Management(1)

(dollars in billions as of December 31)

(1)	Includes investments by us, our partners, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other related parties, including the reinvestment by our partners of the after-tax proceeds from the Offerings. As of December 31, 2010, approximately 9% of our assets under management represented investments by us, our partners and certain other related parties in our funds. As of that date, approximately 35% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation.

Historically, we have achieved or exceeded the historical growth rates in assets under management for hedge funds generally. From December 31, 2001 through December 31, 2010, our compound annual growth rate was approximately 19%, compared to the industry’s compound annual growth rate of 15%.

Competitive Environment

The asset management industry is intensely competitive, and we expect that it will remain so. We face competition in all aspects of our business. Examples include attracting institutional investors and assets under management, pursuing attractive investment opportunities in all of our underlying strategies and in all geographies, and hiring and retaining professionals in all areas of our business. We compete globally for investment opportunities, investor capital and talent. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of these competitors continue to raise capital to pursue investment strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. Our competitive position depends on our reputation, our investment performance and processes, our ability to continue to offer innovative investment products, the breadth of our infrastructure and our ability to continue to attract and retain qualified employees while managing compensation and other costs. For additional information regarding the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Business—Competitive pressures in the asset management business could materially adversely affect our business and results of operations.”

Competitive Strengths

Our business was built on certain fundamental elements, which continue to define Och-Ziff today and that we believe are differentiating competitive strengths. As such, we view these elements as important to our ability to retain and attract new assets under management and, over time, increase our market share of new capital flows to the hedge fund industry:

•

Alignment of interests.    We structure our business to align our firm’s interests with those of the investors in our funds. Investments by our partners and employees comprise a meaningful portion of our total assets under management. Additionally, all of our partners have an ownership interest in the firm and receive distributions which are directly tied to the firm’s profitability.

•

Team-based culture.    We evaluate employee contributions and have designed our compensation structure based on a “one-firm” approach, which encourages internal cooperation and the sharing of ideas. We are a global organization and we have fostered a culture that allows us to allocate capital and evaluate investment opportunities on a firm-wide basis, focusing on the best ideas and opportunities available. This collaborative approach emphasizes the success of our firm as a whole.

•

Global presence.    Our ability to opportunistically invest worldwide is an important element of diversifying our portfolios and managing risk. We have dedicated and experienced investment professionals operating from our offices globally and have a long history of investing on an international scale.

•

Synergies among investment strategies.    Our funds invest across a broad range of asset classes and geographies via our multi-strategy model. Our investment professionals have extensive experience and many are specialized by strategy, industry sector or asset class. This fosters consistent interaction among the investment professionals across our strategies and creates synergies that add to our market insight and ability to identify attractive investment opportunities.

•

Focus on infrastructure.    Since our inception we have focused on building a robust infrastructure, with an emphasis on strong financial, operational and compliance-related controls. As a public company, we are required to identify and document key processes and controls, which are subject to independent review. Additionally, we have added a number of independent third party processes to our fund operations which provide continuous verification to our fund investors.

•

Transparency.    We believe that our fund investors should be provided with qualitative and quantitative information about our investment process, operational procedures and portfolio exposures which enables them to understand and evaluate our investment performance. We provide our fund investors with comprehensive reporting about each portfolio on a regular basis, and our senior management team and portfolio managers regularly meet with them to address their questions.

Our Fund Investors

We have always focused on establishing long-term relationships with a global base of institutional investors. Today, we have relationships with many of the largest, most sophisticated investors in the world, which include pension funds, fund-of-funds, foundations and endowments, corporations, private banks and family offices.

Our partners and employees collectively are the single largest investor in our funds, comprising approximately 9% of our total assets under management as of January 1, 2011. No single unaffiliated investor in our funds accounts for more than 4% of our total assets under management as of January 1, 2011, and the top five unaffiliated fund investors accounted for approximately 14%.

The following chart presents the composition of our fund investor base across all of our funds by the type of investor as of January 1, 2011:

The following chart presents the composition of our fund investor base across all of our funds by region as of January 1, 2011:

Our Structure

Och-Ziff Capital Management Group LLC

Och-Ziff Capital Management Group LLC is a publicly-traded holding company, and its primary assets are ownership interests in the Och-Ziff Operating Group entities, which are held indirectly through two intermediate holding companies, Och-Ziff Corp and Och-Ziff Holding. We conduct substantially all of our business through the Och-Ziff Operating Group.

Class A Shares

Class A Shares represent Class A limited liability company interests in our Company. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2010, represent 25.6% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon exchange of Och-Ziff Operating Group A Units by our partners and the Ziffs, as described below, and upon vesting of equity awards granted in connection with and after our IPO under our Amended and Restated 2007 Equity Incentive Plan, which we refer to as the “Plan.”

Class B Shares

Class B Shares have no economic rights but entitle the holders of record to one vote per share on all matters submitted to a vote of our shareholders. The Class B Shares are held solely by our partners and provide our partners with a voting interest in Och-Ziff Capital Management Group LLC commensurate with their economic interest in our business. As of December 31, 2010, the Class B Shares represent 74.4% of our total combined voting power. Our partners have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability, or (ii) such time as our partners hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of our shareholders. The Ziffs do not hold any of our Class B Shares.

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

Prior to the Offerings, the interests in the Och-Ziff Operating Group were held by our partners and the Ziffs. In connection with and prior to the Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization.” As part of the Reorganization, interests in the Och-Ziff Operating Group held by our partners and the Ziffs were reclassified as Och-Ziff Operating Group A Units, which we describe below.

We used the net proceeds from the Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group B Units, which we describe below. The Och-Ziff Operating Group then used the proceeds to acquire from our partners and the Ziffs Och-Ziff Operating Group A Units representing the 19.2%

interest in the Och-Ziff Operating Group, which units were subsequently canceled. The Och-Ziff Operating Group B Units, together with Och-Ziff Operating Group A Units, which we refer to collectively as “Och-Ziff Operating Group Equity Units,” represent all of the equity interests in the Och-Ziff Operating Group.

Och-Ziff Operating Group A Units.    As part of the Reorganization, each partner’s and the Ziffs’ interests in an Och-Ziff Operating Group entity was reclassified as a Class A operating group unit, which represents a common equity interest in the respective Och-Ziff Operating Group entity. One Class A operating group unit in each of the Och-Ziff Operating Group entities represents one “Och-Ziff Operating Group A Unit.”

Our partners and the Ziffs continue to own 100% of the Och-Ziff Operating Group A Units, which, as of December 31, 2010, represent a 76.0% ownership interest in the Och-Ziff Operating Group. Och-Ziff Operating Group A Units are exchangeable for our Class A Shares on a one-for-one basis, subject to minimum retained ownership requirements by our partners, transfer restrictions and certain exchange rate adjustments for splits, unit distributions and reclassifications. In addition, Och-Ziff Operating Group A Units granted to our partners in connection with the Reorganization are generally subject to ratable annual vesting through 2012.

Och-Ziff Operating Group B Units. We contributed our proceeds from the Offerings to our intermediate holding companies, which in turn contributed those proceeds to each of the Och-Ziff Operating Group entities in exchange for Class B operating group units in each such entity. One Class B operating group unit in each of the Och-Ziff Operating Group entities represents one “Och-Ziff Operating Group B Unit.” Each intermediate holding company holds a general partner interest and Och-Ziff Operating Group B Units in each Och-Ziff Operating Group entity that it controls. Our intermediate holding companies continue to own 100% of the Och-Ziff Operating Group B Units, which, as of December 31, 2010, represent a 24.0% ownership interest in the Och-Ziff Operating Group. The Och-Ziff Operating Group B Units are economically identical to the Och-Ziff Operating Group A Units held by our partners and the Ziffs and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.

Och-Ziff Operating Group D Units. Subsequent to our IPO, we issued Class D operating group units to new partners in connection with their admission to the Och-Ziff Operating Group. One Class D operating group unit in each of the Och-Ziff Operating Group entities represents one “Och-Ziff Operating Group D Unit.” The Och-Ziff Operating Group D Units are non-equity, limited partner profits interests that are only entitled to share in residual assets upon liquidation, dissolution or winding up to the extent that there has been a threshold amount of appreciation or gain in the value of Och-Ziff Operating Group A Units subsequent to issuance of the units. The Och-Ziff Operating Group D Units automatically convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to such units. Allocations to these interests are recorded within compensation and benefits in our consolidated statements of operations.

The diagram below depicts our organizational structure as of December 31, 2010(1):

Partners and the Ziffs(2)
Public Shareholders
100% Class B Shares
* no economic rights in Och-Ziff Capital Management Group LLC
* 74.4% of total combined voting power in Och-Ziff Capital Management Group LLC(3)
100% Class A Shares
* 100% of economic rights in Och-Ziff Capital Management Group LLC
* 25.6% of total combined voting power in Och-Ziff Capital Management Group LLC
100% Och-Ziff Operating Group A Units
* 76.0% of the equity interests in Och-Ziff Operating Group
* limited partner interest
* exchangeable for Och-Ziff Capital Management Group LLC Class A Shares (subject to vesting, minimum retained ownership requirements and transfer restrictions)
Och-Ziff Capital Management Group LLC (NYSE: OZM)
100% Class C Non-Equity Interests(5)
100% Och-Ziff Operating Group D Units(6)
100%
100%
Och-Ziff Corp
Och-Ziff Holding
Sole General Partner
100% Och-Ziff Operating Group B Units(4)
* 24.0% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units(4)
* 24.0% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units(4)
* 24.0% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Och-Ziff Operating Group
OZ Management
OZ Advisors I
OZ Advisors II

(1)	This diagram does not give effect to 14,079,612 Class A restricted share units, or “RSUs”, that were outstanding as of December 31, 2010, and which were granted to our partners, managing directors, other employees and the independent members of our Board of Directors.

(2)	Mr. Och, the other partners and the Ziffs hold Och-Ziff Operating Group A Units representing 38.9%, 30.5% and 6.6%, respectively, of the equity in the Och-Ziff Operating Group, excluding the 1,181,601 Class A Shares owned directly by Mr. Och. Our partners also hold Class C Non-Equity Interests and Och-Ziff Operating Group D Units as described below in notes (5) and (6).

(3)	Mr. Och holds Class B Shares representing 41.6% of the voting power of our Company and the other partners hold Class B Shares representing 32.7% of the voting power of our Company. Our partners have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. In addition, Mr. Och controls an additional 0.3% of the combined voting power through his direct ownership of 1,181,601 Class A Shares. The Ziffs do not hold any of our Class B Shares and, therefore, will not have any voting power in our Company except to the extent they exchange their Och-Ziff Operating Group A Units for Class A Shares and retain such Class A Shares.

(4)	The Och-Ziff Operating Group Equity Units have no preference or priority over other securities of the Och-Ziff Operating Group (other than the Och-Ziff Operating Group D Units to the extent described above) and, upon liquidation, dissolution or winding up, will be entitled to any assets remaining after payment of all debts and liabilities of the Och-Ziff Operating Group.

(5)	Class C Non-Equity Interests represent non-equity interests in the Och-Ziff Operating Group entities. No holder of Class C Non-Equity Interests will have any right to receive distributions on such interests. Our partners hold all of the Class C Non-Equity Interests, which may be used for discretionary income allocations, if any, in the future.

(6)	The Och-Ziff Operating Group D Units, which represent an approximately 1.3% profits interest in the Och-Ziff Operating Group, are not considered equity interests for U.S. GAAP purposes.

Our Fund Structure

Our funds are typically organized using a “master-feeder” structure. This structure is commonly used in the hedge fund industry and calls for the establishment of one or more U.S. or non-U.S. “feeder” funds, which are managed by us but are separate legal entities and have different structures and operations designed for distinct groups of investors. Fund investors, including our partners, managing directors and other employees, invest directly into our feeder funds. These feeder funds hold direct or indirect interests in a “master” fund that, together with its subsidiaries, is the primary investment vehicle for its feeder funds. Our funds are managed by the Och-Ziff Operating Group. Any of our existing or future funds may invest using any alternative structure that is deemed useful or appropriate.

Employees

As of December 31, 2010, our worldwide headcount was 405 (including 65 in the United Kingdom and 42 in Asia), with 130 investment professionals (including 38 in the United Kingdom and 24 in Asia). As of such date, we had 19 partners and 57 managing directors.

Regulatory Matters

Our business is subject to extensive regulation, including periodic examinations and potential regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. As an investment adviser registered under the Investment Advisers Act of 1940, as amended, which we refer to as the “Advisers Act,” and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, which we refer to as “ERISA.” Our European and Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the U.K. Financial Services Authority, the Securities and Futures

Commission in Hong Kong and the Securities and Exchange Board of India. Currently, governmental authorities in the United States and in the other countries in which we operate have proposed additional disclosure requirements and regulation of hedge funds and other alternative asset managers. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Relating to Our Business—Increased regulatory focus could result in additional burdens on our business.”

Global Compliance Program

We have implemented a global compliance program to address the legal and regulatory requirements that apply to our company-wide operations. We registered as an investment adviser with the SEC in 1999. Since that time our affiliated companies have registered with the U.K. Financial Services Authority, the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India. We have structured our global compliance program to address the requirements of each of these regulators as well as the requirements necessary to support our global securities trading operations. Our compliance program includes comprehensive policies and supervisory procedures that have been implemented to monitor compliance with these requirements. All employees attend mandatory compliance training to remain informed of our policies related to matters such as the handling of material non-public information and employee securities trading. In addition to a robust internal compliance framework, we have strong relationships with a global network of local attorneys specializing in compliance matters to help us quickly identify and address compliance issues as they arise.

Our Executive Officers

Set forth below is certain information regarding our executive officers as of the date of this filing.

Daniel S. Och, 50, is the founder of the Och-Ziff Capital Management Group. Mr. Och serves as Och-Ziff’s Chief Executive Officer and Chairman of the Board of Directors. Mr. Och is also chairman of the Partner Management Committee. Prior to founding Och-Ziff in 1994, Mr. Och spent eleven years at Goldman, Sachs & Co. He began his career in the Risk Arbitrage Department and future responsibilities included Head of Proprietary Trading in the Equities Division and Co-Head of U.S. Equities Trading. Mr. Och holds a B.S. in Finance from the Wharton School of the University of Pennsylvania.

Joel M. Frank, 55, is Chief Financial Officer and Senior Chief Operating Officer of Och-Ziff and a member of the Board of Directors of Och-Ziff. Mr. Frank is also a member of the Partner Management Committee. Prior to joining Och-Ziff at its inception in 1994, Mr. Frank was with Rho Management Company, Inc. as its Chief Financial Officer from 1988 to 1994. He was previously with Manufacturers Hanover Investment Corporation from 1983 to 1988 as Vice President and Chief Financial Officer and with Manufacturers Hanover Trust from 1977 to 1983. Mr. Frank holds a B.B.A. in Accounting from Hofstra University and an M.B.A. in Finance from Fordham University. He is a C.P.A. certified in the State of New York.

David Windreich, 53, is Head of U.S. Investing for Och-Ziff and is a member of Och-Ziff’s Board of Directors and the Partner Management Committee. Prior to joining Och-Ziff at its inception in 1994, Mr. Windreich was a Vice President in the Equity Derivatives Department of Goldman Sachs & Co. He became a Vice President in 1988 and began his career at Goldman Sachs in 1983. Mr. Windreich holds both a B.A. in Economics and an M.B.A. in Finance from the University of California, Los Angeles.

Michael L. Cohen, 39, is Head of European Investing for Och-Ziff, is a member of the Partner Management Committee and manages Och-Ziff’s London office. Prior to joining Och-Ziff in 1997, Mr. Cohen was with Franklin Mutual Advisory as an Equity Research Analyst and with CS First Boston as an Investment Banking Analyst specializing in the financial services sector. Mr. Cohen holds a B.A. in Economics from Bowdoin College.

Zoltan Varga, 37, is Head of Asian Investing for Och-Ziff, is a member of Och Ziff’s Partner Management Committee and manages Och-Ziff’s Hong Kong office. Prior to joining Och-Ziff in 1998, Mr. Varga was with Goldman, Sachs & Co. as an Investment Banking Analyst in the Mergers and Acquisitions Department. Mr. Varga holds a B.A. in Economics from DePauw University.

Harold A. Kelly, 47, is Head of Global Convertible and Derivative Arbitrage for Och-Ziff and is a member of the Partner Management Committee. Prior to joining Och-Ziff in 1995, Mr. Kelly spent seven years trading various financial instruments and held positions at Cargill Financial Services Corporation, Eagle Capital Management, Merrill Lynch International, Ltd. and Buchanan Partners, Ltd. Mr. Kelly holds a B.B.A. in Finance and also holds an M.B.A. and a Ph.D. in Business Administration from The University of Georgia.

Jeffrey C. Blockinger, 41, is Chief Legal Officer, Chief Compliance Officer and Secretary of Och-Ziff. Prior to joining Och-Ziff in April 2005, Mr. Blockinger was with Schulte, Roth and Zabel LLP from April 2003 to April 2005, Crowell & Moring LLP from January 2002 to April 2003 and Morgan, Lewis & Bockius LLP from September 1996 to January 2002. Mr. Blockinger holds a B.A. in Political Science from Purdue University and a J.D. from the University of Miami School of Law. Mr. Blockinger is admitted to the bars of New York and the District of Columbia.

Item 1A.	Risk Factors

Risks Related to Our Business

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to or otherwise impact the alternative asset management business. Any of the risk factors we describe below have affected or could materially adversely affect our business, results of operations, financial condition and liquidity. The market price of our Class A Shares could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”

Our business has been and may be adversely affected by global economic and market conditions, which can change rapidly and which we cannot predict or control. A recurrence of the adverse conditions that were experienced during the financial crisis in 2008 to 2009 would adversely affect our business and financial condition.

As a global alternative asset manager, we seek to generate consistent, positive, risk-adjusted returns for the investors in our funds. Our ability to do this has been and may be materially impacted by conditions in the global financial markets and economic conditions generally. The financial crisis that began in the second half of 2008 resulted in significant global market turbulence, a lack of liquidity and substantial declines in the values of most asset classes worldwide. While these conditions have generally stabilized and improved since the first quarter of 2009, the global financial markets and economies have not fully recovered, adverse conditions resulting from the crisis continue to persist and certain businesses continue to be negatively impacted by events both leading to and resulting from the crisis. There continues to be broad concern about the trajectory of the global economy, including geopolitical uncertainties, European sovereign debt issues, regulatory uncertainty with respect to the operation of, and certain participants, in the global financial markets, and continued levels of risk averseness within institutional and other investment communities. Conditions affecting global economic and financial conditions are inherently outside of our control, can change rapidly and cannot be predicted, but can adversely impact in a material way our funds’ investment performance and ability to retain and attract new assets under management, which in turn may slow or reduce the long-term growth of our business and adversely impact the price of our Class A Shares. If the prevailing economic, market and business conditions remain uncertain or worsen, we could experience continuing or increased adverse effects on our business, financial condition or results of operations.

The financial crisis, together with widely publicized scandals involving certain financial institutions, had an adverse impact on the hedge fund industry. The industry experienced significant losses in assets under management as a result of these events and, while the industry experienced inflows during 2010, it may not be able to maintain these gains or achieve pre-crisis growth rates, even if market and economic conditions continue to improve. Our business may be adversely impacted by negative trends impacting the hedge fund industry as a whole, even if our business operations and infrastructure and fund performance can be positively differentiated from other hedge fund industry participants.

Difficult global market, economic or geopolitical conditions may materially adversely affect our business and cause significant volatility in equity and debt prices, interest rates, exchange rates, commodity prices and credit spreads. These factors can materially adversely affect our business in many ways, including by reducing the value or performance of the investments made by our funds and by reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenues and cash flows and materially adversely affect our financial condition.

The success and growth of our business are highly dependent upon conditions in the global financial markets and economic and geopolitical conditions throughout the world that are outside of our control and difficult to predict. Factors such as equity prices, equity market volatility, asset or market correlations, interest rates, counterparty risks, availability of credit, inflation rates, economic uncertainty, changes in laws or regulation (including laws relating to the financial markets generally or the taxation or regulation of the hedge fund industry), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including governmental instability, wars, terrorist acts or security operations) can have a material impact on the value of our funds’ portfolio investments or our general ability to conduct business. Difficult market, economic and geopolitical conditions can negatively impact those valuations and our business overall, which in turn would reduce or even eliminate our revenues and profitability.

Unpredictable or unstable market, economic or geopolitical conditions have resulted and may in the future result in reduced opportunities to find suitable risk-adjusted investments to deploy capital and make it more difficult to exit and realize value from our existing investments, which could materially adversely affect our ability to raise new funds and increase our assets under management. In addition, during such periods, financing and merger and acquisition activity may be greatly reduced, making it harder and more competitive for asset managers to find suitable investment opportunities and to obtain funding for such opportunities. If we fail to react appropriately to difficult market, economic and geopolitical conditions, our funds could incur material losses.

An investment in our Class A Shares is not an alternative to an investment in any of our funds, and the returns of our funds should not be considered as indicative of any returns expected on our Class A Shares, although poor investment performance of or lack of capital flows into the funds we manage could have a materially adverse impact on our revenues and, therefore, the returns on our Class A Shares.

The returns on our Class A Shares are not directly linked to the performance of the funds we manage or the manager of those funds. Even if our funds experience positive performance and our assets under management increase, holders of our Class A Shares may not experience a corresponding positive return on their Class A Shares.

However, poor performance of the funds we manage will cause a decline in our revenues from such funds, and will therefore have a negative effect on our performance and the returns on our Class A Shares. Our funds seek to generate consistent, positive, risk-adjusted returns across market cycles, with low volatility and low correlation to the equity markets. If we fail to meet the expectations of our fund investors or otherwise experience poor investment performance, whether due to difficult economic and financial conditions or otherwise, our ability to retain existing assets under management and attract new investors and capital flows could be materially adversely affected. In turn, the management fees and incentive income that we would earn would be reduced and our results would suffer, thus negatively impacting the price of our Class A Shares. Furthermore, even if the investment performance of our funds is positive, our business, results of operations and the price of our Class A Shares could be materially adversely affected if we are unable to attract and retain additional assets under management consistent with our past experience, industry trends or investor and market expectations. The competition for third-party capital is extremely intense and involves increased regulatory scrutiny and disclosures to existing and potential fund investors. If, for any reason, we are unable to attract new capital flows into our funds in amounts that are perceived as sufficient or consistent with our history and industry trends, our revenues will not grow and could decrease and our competitive position could be materially adversely impaired, which could result in a decrease in the price of our Class A Shares.

Investors in our funds have the right to redeem their investments in our funds on a regular basis and could redeem a significant amount of assets under management during any given quarterly period, which would result in significantly decreased revenues.

Subject to any specific redemption provisions applicable to a fund, investors may generally redeem their investments in our funds on an annual or quarterly basis following the expiration of a specified period of time (typically between one and three years), although certain investors generally may redeem capital during such specified period upon the payment of a redemption fee and upon giving proper notice. In a declining market, the pace of redemptions and consequent reduction in our assets under management potentially could accelerate. Furthermore, investors in our funds may also invest in funds managed by other alternative asset managers that have restricted or suspended redemptions or may in the future do so. Such investors may redeem capital from our funds, even if our performance is superior to such other alternative asset managers’ performance if they are restricted or prevented from redeeming capital from those other managers.

The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our results of operations, cash flows and business. In 2009, due to factors related to the financial crisis, investors redeemed approximately $9.9 billion from our funds. If economic and market conditions remain uncertain or worsen, we may once again experience significant redemptions.

Our business and financial condition may be materially adversely impacted by the highly variable nature of our revenues, results of operations and cash flows. In a typical year, a substantial portion of our incentive income and all of our annual discretionary bonus expense is determined and recorded in the fourth quarter each year, which means that our interim results are not expected to be indicative of our results for a full year, causing increased volatility in the price of our Class A Shares.

Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each fiscal year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds’ as of the relevant measurement period, which generally is as of the end of each calendar year; however, as of December 31, 2010 with respect to 13% of assets under management, the measurement period can be three years or longer depending on how the assets are invested. A portion of these assets under management earn incentive income at the end of a three-year measurement period, which may occur on dates other than December 31. Moreover, in a typical year, we determine the amount of our annual discretionary cash bonus during the fourth quarter as we determine our incentive income for that year. Because this bonus is variable and discretionary, it can exacerbate the volatility of our results. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the values of our funds’ investments, other changes in the amount of assets under management, changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions. Such variability and unpredictability may lead to volatility or declines in the price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period.

The amount of incentive income that may be generated by our funds is uncertain until it is actually crystallized. We generally do not record incentive income in our interim financial statements other than incentive income earned (i) as a result of investor redemptions during the interim period, (ii) at the end of the three-year investment period for assets under management subject to a three-year measurement period, (iii) upon realization or sale of certain other assets subject to longer-term measurement periods, or (iv) from tax distributions relating to assets with longer term measurement periods. Furthermore, all of our assets under management that have longer-term measurement periods are subject to hurdle rates which, if not exceeded, could reduce the amount of incentive income that we earn. As a result of these and other factors, our interim results may not be indicative of historical performance or any results that may be expected for a full year.

In addition, as of January 1, 2010, all of our hedge funds have “perpetual high-water marks.” This means that if a fund investor experiences losses in a given year, we will not be able to earn incentive income with respect to such investor’s investment unless and until our investment performance surpasses the perpetual high-water mark. The incentive income we earn is therefore dependent on the net asset value of each fund investor’s investment in the fund. In addition, incentive income distributions from our real estate and certain other funds is subject to clawback obligations generally measured as of the end of the life of a fund, which means that we are required to repay amounts to a fund to the extent we have received excess incentive income distributions during the life of the fund relative to the aggregate performance of the fund. We cannot predict when realization events will occur or whether, upon occurrence, these investments will be profitable.

As a result of quarterly fluctuations in, and the related unpredictability of, our revenues and profits, the price of our Class A Shares can be significantly volatile.

Competitive pressures in the asset management business could materially adversely affect our business and results of operations.

The asset management business remains intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service and level of desired information provided to fund investors, brand recognition and business reputation. We compete for fund investors, highly qualified talent, including investment professionals, and for investment opportunities with a number of hedge funds, private equity firms, specialized funds, traditional asset managers, commercial banks, investment banks and other financial institutions. A number of factors create competitive risks for us:

•

We compete in an international arena and, to remain competitive, we may need to further expand our business into new geographic regions or new business areas where our competitors may have a more established presence or greater experience and expertise;

•	A number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;

•

Several of our competitors have raised and continue to raise significant amounts of capital, and many of them have or may pursue investment objectives that are similar to ours, which would create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;

•

Some of our competitors may also have access to funding or other liquidity sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

•

Some of our competitors may have higher risk tolerances or different risk assessments which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we may want to make; and

•	Other industry participants will from time to time seek to recruit our partners, investment professionals and other professional talent away from us.

We may lose investors in the future if we do not match or provide more attractive investment fees, structures and terms than those offered by competitors. However, we may experience decreased revenues if we match or provide more attractive investment fees, structures and terms offered by competitors. In addition, changes in the global capital markets could diminish the attractiveness of our funds relative to investments in other investment products. This competitive pressure could materially adversely affect our ability to make successful investments and limit our ability to raise future successful funds, either of which would materially adversely impact our business, revenues, results of operations and cash flows.

If our investment performance, including the level and consistency of returns or other performance criteria, does not meet the expectations of our fund investors, it will be difficult for our funds to retain or raise capital and for us to grow our business. Additionally, even if our fund performance is strong it is possible that we will not be able to attract additional capital. In addition, the allocation of increasing amounts of capital to alternative investment strategies over the long term by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving consistent, positive returns. Competition for investors is based on a variety of factors, including:

•	Investment performance;

•	Investor liquidity and willingness to invest;

•	Investor perception of investment managers’ ability, drive, focus and alignment of interest with them;

•	Investor perception of robustness of business infrastructure and financial controls;

•	Transparency with regard to portfolio composition;

•	Investment and risk management processes;

•	Quality of service provided to and duration of relationship with investors;

•	Business reputation, including the reputation of a firm’s investment professionals; and

•	Level of fees and incentive income charged for services.

If we are not able to successfully compete based on these and other factors, our assets under management, earnings and revenues may be significantly reduced and our business may be materially adversely affected. Furthermore, if we are forced to compete with other alternative asset managers on the basis of fees, we may not be able to maintain our current management fee and incentive income structures, which drive our revenues and earnings. We have historically competed for fund investors primarily on the investment performance of our funds and our reputation, and not on the level of our fees or incentive income relative to those of our competitors. However, as the alternative asset management sector matures and addresses current market and competitive conditions, there is a risk that management fee and incentive income rates will decline, without regard to the historical performance of a manager. Management fee or incentive income rate reductions on existing or future funds, particularly without corresponding increases in assets under management or decreases in our cost structure, could materially adversely affect our revenues and profitability.

Even if we are able to successfully compete based on the factors noted above, it is possible we could lose assets under management to our competitors. During the financial crisis, for example, many investors in our funds were also investors in funds managed by other alternative asset managers that restricted or suspended redemptions for a period of time. During that period of time, investors redeemed assets from our funds due, we believe, to their inability to obtain liquidity from other sources. It is possible that similar circumstances could cause us to experience unusually high redemptions or a decrease in inflows, even if our investment performance and other business attributes are otherwise competitive or superior.

Our term loan may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.

We entered into a credit agreement for a term loan that was used to purchase interests in our real estate business and to make distributions to our partners prior to the Offerings. The term loan, which matures in July 2012 and is evidenced by a credit agreement for OZ Management, OZ Advisors I, OZ Advisors II and certain of their subsidiaries (collectively, the “Och-Ziff Operating Group Credit Parties”), contains a number of restrictive covenants which collectively impose significant operating and financial restrictions on the Och-Ziff Operating Group Credit Parties, including restrictions that may limit their ability to engage in acts that may be in our long-term best interests. The restrictions in the credit agreement include, among other things, limitations on the ability of the Och-Ziff Operating Group Credit Parties to:

•	Incur additional indebtedness or issue certain equity interests;

•	Create liens;

•	Pay dividends or make other restricted payments;

•	Merge, consolidate, or sell or otherwise dispose of all or any part of their assets;

•	Engage in certain transactions with shareholders or affiliates;

•	Engage in substantially different lines of business; and

•	Amend their organizational documents in a manner materially adverse to the lenders.

The credit agreement also identifies a number of events that, if they occurred, would constitute an event of default under the agreement.

A failure by any of the Och-Ziff Operating Group Credit Parties to comply with the covenants or amortization requirements—or upon the occurrence of other defaults or events of default—specified in the credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to declare all loans outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral the Och-Ziff Operating Group Credit Parties granted to them, which consists of substantially all the assets of the Och-Ziff Operating Group Credit Parties. If the debt under the credit agreement were to be accelerated, the Och-Ziff Operating Group Credit Parties may not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse affect on our business, results of operations and financial condition. For more detail about risks relating to any refinancing, repurchasing or repayment of our term loan, see “—An increase in our borrowing costs may materially adversely affect our earnings and liquidity.” For more detail regarding the credit agreement, its terms and the current status of compliance with the agreement by the Och-Ziff Operating Group Credit Parties, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations.”

Our business and financial condition may be materially adversely impacted by the loss of any of our key partners, particularly Daniel S. Och, Joel M. Frank, David Windreich, Michael L. Cohen, Zoltan Varga or Harold A. Kelly.

The success of our business depends on the efforts, judgment and personal reputations of our key partners, particularly our founder, Daniel S. Och, and other members of our senior management team, including Joel M. Frank, David Windreich, Michael L. Cohen, Zoltan Varga and Harold A. Kelly. Our key partners’ reputations, expertise in investing and risk management, relationships with investors in our funds and third parties on which our funds depend for investment opportunities and financing are each critical elements in operating and expanding our business. The loss of any of these individuals could harm our business and jeopardize our relationships with our fund investors and members of the business community. We believe our performance is highly correlated to the performance of these individuals. Accordingly, the retention of our key partners is crucial to our success, but none of them is obligated to remain actively involved with us. In addition, if any of our key partners were to join or form a competitor, some of our fund investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our key partners could have a material adverse effect on us, including the performance of our funds, our ability to retain and attract investors and highly qualified employees and our ability to raise new funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key partners.

In addition, investors in most of our funds have one-time special redemption rights that are triggered upon the loss of services of Mr. Och. See “—Most of our funds have special withdrawal provisions pursuant to which the failure of Daniel S. Och to be actively involved in the business provides investors with the right to redeem from such funds. The loss of the services of Mr. Och would have a material adverse effect on each of such funds and on us” for additional information. Further, investors in certain of our funds having an initial three-year measurement period have a special conversion right, which could provide for earlier redemption rights, in the event that two of three certain key partners, currently David Windreich, Michael L. Cohen or Harold A. Kelly, cease to provide services to such funds. Accordingly, the loss of such key partners could also result in significant or earlier redemptions from our funds, which could have a material adverse impact on our revenues, results of operations and cash flows.

Our ability to retain and attract partners, managing directors and investment professionals is critical to the success and growth of our business.

Our investment performance and ability to successfully manage and expand our business, including into new geographic areas, is largely dependent on the talents and efforts of highly skilled individuals, including our partners, managing directors and investment professionals. Accordingly, our future success and growth depend on our ability to retain and motivate our partners and other key personnel and to strategically recruit, retain and motivate new talent. We may not be successful in our efforts to recruit, retain and motivate the required personnel as the global market for qualified investment professionals is extremely competitive, particularly in cases where we are competing for qualified personnel in geographic or business areas where our competitors have a significantly greater presence or more extensive experience. We compete intensely with businesses both within and outside the alternative asset management industry for highly talented and qualified personnel. Accordingly, in order to retain and attract talent, our total compensation and benefits expense could increase at a level that may materially adversely affect our profitability and reduce our cash available for distribution to our partners and Class A Shareholders. In addition, any issuances of equity interests in our business to current or future partners or employees would dilute Class A Shareholders.

In any year where our funds experience losses and we do not earn incentive income, bonuses for that year (and in subsequent years until such losses are recouped) may be significantly reduced. Reduced bonuses, particularly during subsequent years, could have a material adverse impact on our ability to motivate and retain our investment professionals and other employees.

Furthermore, our partners and investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have strong relationships with our fund investors. Therefore, if our partners or investment professionals join competitors or form competing businesses, we could experience a loss of investment opportunities and existing fund investor relationships, which if significant, would have a material adverse effect on our results of operations.

The Och-Ziff Operating Group entities’ limited partnership agreements provide that the ownership interests in our business that are held by our partners are subject to vesting and forfeiture conditions. In addition, the RSUs that have been awarded to our managing directors, certain partners and certain other employees are also subject to certain vesting and forfeiture requirements. Further, all of our partners and managing directors are subject to certain restrictions with respect to competing with us, soliciting our employees and fund investors and disclosing confidential information about our business. These restrictions, however, may not be enforceable in all cases and can be waived by us at any time. There is no guarantee that these requirements and agreements, or the forfeiture provisions of the Och-Ziff Operating Group entities’ limited partnership agreements (which are relevant to our partners) or the agreements we have with our managing directors will prevent any of these professionals from leaving us, joining our competitors or otherwise competing with us. Any of these events could have a material adverse affect on our business.

Most of our funds have special withdrawal provisions pursuant to which the failure of Daniel S. Och to be actively involved in the business provides investors with the right to redeem from such funds. The loss of the services of Mr. Och would have a material adverse effect on each of such funds and on us.

Investors in most of our funds are generally given a one-time special redemption right (not subject to redemption fees) if Daniel S. Och dies or ceases to perform his duties with respect to the fund for 90 consecutive days or otherwise ceases to be involved in the activities of the Och-Ziff Operating Group. The death or inability of Mr. Och to perform his duties with respect to any of our funds for 90 consecutive days, or termination of Mr. Och’s involvement in the activities of the Och-Ziff Operating Group for any reason, could result in substantial redemption requests from investors in certain of our funds. Any such event would have a direct material adverse effect on our revenues and earnings, and would likely harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Such withdrawals could lead to a liquidation of certain funds and a corresponding elimination of our management fees and potential to earn incentive income. The loss of Mr. Och could, therefore, ultimately result in a loss of substantially all of our revenues and earnings.

We have experienced and may again experience periods of rapid growth and significant declines in assets under management, which place significant demands on our legal, compliance, accounting, risk management, administrative and operational resources.

Our assets under management grew from approximately $5.9 billion as of December 31, 2001 to $33.4 billion as of December 31, 2007. As of December 31, 2008, our assets under management had declined to $27.0 billion, due to investment losses and redemptions experienced by our funds during the financial crisis that began in the second half of 2008. Assets under management further declined to $23.1 billion as of December 31, 2009, primarily due to fund investor redemptions in the first half of 2009. As of December 31, 2010, our assets under management were approximately $27.9 billion.

Rapid changes in our assets under management impose substantial demands on our legal, compliance, accounting, risk management, administrative and operational infrastructures. The complexity of these demands, and the time and expense required to address them, is a function not simply of the amount by which our assets under management have changed, but also of significant differences in the investing strategies employed within our funds and the time periods during which these changes occur. Furthermore, our future growth will depend on, among other things, our ability to maintain highly reliable operating platforms, management systems and financial reporting and compliance infrastructures that are also sufficiently flexible to promptly and appropriately address our business needs, applicable legal and regulatory requirements and relevant market and other operating conditions, all of which can change rapidly. Addressing these matters may require us to incur significant additional expenses and to commit additional senior management and operational resources, even if we are experiencing declines in assets under management.

There can be no assurance that we will be able to manage our operations effectively without incurring substantial additional expense or that we will be able to grow our business and assets under management, and any failure to do so could materially adversely affect our ability to generate revenues and control our expenses.

We are highly dependent on information systems and other technology, including those used or maintained by third parties with which we do business. Any failure in any such systems or infrastructure could materially impair our business and result in significant losses.

Our business is highly dependent on information systems and technology. We rely heavily on our financial, accounting, trading, risk management and other data processing and information systems to, among other things, execute, confirm, settle and record a very large number of transactions, which can be highly complex and involve multiple parties across multiple financial markets and geographies, and to facilitate financial reporting and legal and regulatory compliance all in an extremely time-sensitive, efficient and accurate manner. We must continually update these systems to properly support our operations and growth, which creates risks associated with implementing new systems and integrating them into existing ones. We also use and rely upon third-party information systems and technology to perform certain business functions. Such third-party technology may be integrated with our own.

Therefore we face additional significant risks that would arise from the failure, disruption, termination or constraints in the information systems and technology of such third parties, including financial intermediaries such as exchanges and other service providers whose information systems and technology we use. If any of these information systems or technology infrastructures fail, are disrupted or otherwise do not operate properly or as intended, particularly those that directly affect our New York headquarters, we could suffer a disruption or cessation in our business operations, an interception of confidential or proprietary information, liability to our funds, regulatory intervention, legal action or reputational damage, any or all of which could materially impair our business or result in significant financial loss.

We have taken important precautions to limit the impact of failures or disruptions in the information systems and technology infrastructures that we use as well as the impact of physical disruptions to our New York headquarters and London office. These precautions, including our disaster recovery programs, may not be sufficient to adequately mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses, if at all.

We are subject to third-party litigation that could result in significant legal and other liabilities and reputational harm which could materially adversely affect our results of operations, financial condition and liquidity.

We face significant risks in our business that subject us to third-party litigation and legal liability. In general, we will be exposed to litigation risk in connection with any allegations of misconduct, negligence, dishonesty or bad faith arising from our management of any fund. We may also be subject to litigation arising from investor dissatisfaction with the performance of our funds, including certain losses due to the failure of a particular investment strategy or improper trading activity, if we violate restrictions in our funds’ organizational documents or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. In addition, we are exposed to risks of litigation relating to claims that we have not properly addressed conflicts of interest. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances that could be materially damaging to our reputation and our business. Moreover, in such cases, we would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although we are indemnified by our funds, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of any litigation or investigation as a result of inadequate insurance proceeds, if any, or fail to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected.

It is possible that we would be made a party to any lawsuit involving any of the fund-related litigation described above. As with the funds, while we maintain insurance, there can be no assurance that our insurance will prove to be adequate. If we are required to incur all or a portion of the costs arising out of litigation, our results of operations could be materially adversely affected. Furthermore, any such litigation could be protracted, expensive and highly damaging to our reputation, which could result in a significant decline in our assets under management and revenues, even if the underlying claims are without merit. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to reputational risk and increased risk from countersuits.

Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues.

Our business is subject to extensive and complex regulation, including periodic examinations and potential regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the Advisers Act and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the New York Stock Exchange (“NYSE”), we are subject to the rules and regulations of the NYSE. As a commodity pool operator (“CPO”) and commodity trading advisor (“CTA”), registered in each case with the National Futures Association, we are subject to regulation and oversight by the United States Commodities Futures Trading Commission (“CFTC”). In addition, we are subject to regulation by the Department of Labor under ERISA. In the United Kingdom, we are subject to regulation by the U.K. Financial

Services Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India.

The regulatory bodies with jurisdiction over us have the authority to grant, and in specific circumstances to cancel, permissions to carry on our business and to conduct investigations and administrative proceedings. Such investigations can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our funds’ exemption from compliance with the 1940 Act could result in investigations, sanctions and reputational damage. Our funds are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. Furthermore, the legal, technology and other costs associated with regulatory investigations could increase to such a level that they could have a material impact on our results.

In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Commodity Exchange Act and ERISA in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially adversely affected. Certain of the requirements imposed under the 1940 Act, ERISA and by non-U.S. regulatory authorities are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect holders of our Class A Shares. At any time, the regulations applicable to us may be amended or expanded by the relevant regulatory authorities. If we are unable to correctly interpret and timely comply with any amended or expanded regulatory requirements, our business could be adversely impacted in a material way.

Increased regulatory focus could result in additional burdens on our business.

The financial industry is becoming more highly regulated. Legislation has been introduced recently by both U.S. and foreign governments relating to financial institutions and markets, including alternative asset management funds that would result in increased oversight and taxation. There has been, and may continue to be, a related increase in regulatory investigations of the trading and other investment activities of alternative investment funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposes significant new regulations on the U.S. financial services industry, including aspects of our business and the markets in which we operate. The Dodd-Frank Act imposes a wide array of regulations covering, among other things: (i) oversight and regulation of systemic market risk (including the power to liquidate certain financial institutions); (ii) authorizes the Federal Reserve to regulate certain non-bank financial institutions; generally prohibits insured depositary institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds; (iii) imposes new registration, recordkeeping and reporting on private fund investment advisers; (iv) imposes minimum equity retention requirements for issues of asset-backed securities; (v) establishes a new bureau of consumer financial protection; and (vi) establishes new requirements and higher liability standards on credit rating agencies.

Title VII of the Dodd-Frank Act (the “Derivatives Title”) imposes for the first time a comprehensive regulatory regime on over-the-counter (“OTC”) derivatives and the operations of the markets for, and the activities of the dealers in and users of, OTC derivatives. The Derivatives Title, among other things: (i) requires a substantial majority of

OTC derivatives, including “swaps” (such as rate, credit, equity and commodity swaps) and “security-based swaps” (swaps and security-based swaps, collectively, “Swaps”), to be traded on a regulated exchange and cleared through a regulated clearing entity, potentially increasing significantly the collateral costs associated with such activities; (ii) creates several new classes of CFTC and SEC registrants, including “swap dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” that will be subject to comprehensive regulation, including minimum net capital, margin, disclosure, reporting and recordkeeping requirements, conflicts of interest policies and procedures, new business conduct standards and other regulatory requirements; and (iii) expands the CFTC’s authority to impose speculative position limits with respect to certain Swaps (such as Swaps based on oil, gas, precious metals and agricultural commodities) that perform a price discovery function and aggregate position limits for instruments (including futures and options contracts and other listed instruments that are economically equivalent to such contracts) based on the same underlying physical commodity, including oil, gas, precious metals and agricultural commodities.

We may be directly affected by the Derivatives Title and its rules because (i) funds we manage trade in Swaps which will be subject to the Derivatives Title and its rules, (ii) we and/or funds we manage may become subject to increased regulation as major swap participants and/or major security-based swap participants, (iii) we and/or funds we manage may be subject to position limits with respect to certain types of Swaps and aggregate position limits for exchange-listed instruments based on the same underlying physical commodity, and (iv) we and/or funds we manage may become subject to additional rules promulgated by the SEC and the CFTC under the Derivatives Title. We may be indirectly affected by the Derivatives Title and its rules due to changes in the marketplace for Swaps resulting therefrom, some such indirect effects could be positive, such as increased transparency and better pricing in the Swaps markets and other indirect effects could be negative, such as fewer Swaps dealers and decreased liquidity.

In addition, the CFTC has proposed rules that would eliminate certain exemptions from CPO and CTA registration on which the operators of and advisers to certain of our funds rely. The repeal of these exemptions and the adoption of proposed rules that would enhance reporting and compliance obligations of CPOs and CTAs could result in increased administrative costs and impose additional regulatory, reporting and compliance burdens on the activities of these operators and advisors.

Many provisions of the Derivatives Title become effective on the later of July 16, 2011 and, to the extent a provision requires a rulemaking, not less than 60 days after publication of the final rule. Many key concepts, processes and issues under the Derivatives Title have been left to the relevant regulators, primarily the CFTC and the SEC, to define and address. Although the rulemaking generally is required to be completed by July 16, 2011, most of the rules so far proposed by the CFTC and SEC have yet to be finalized. Thus, it is likely to be a number of months before there is clarity on key aspects of the Derivatives Title, including those summarized above, potentially affecting our funds and our business. At this time we cannot predict what impact the Derivatives Title will have on us, the funds we manage, our counterparties, the financial services industry or the markets, although it will likely have a meaningful impact on the financial services industry and the markets.

The Dodd-Frank Act provides that non-bank financial companies (including alternative asset management firms and hedge funds) may be evaluated for designation as systemically significant financial institutions subjected to enhanced supervisory standards relating to, for example, risk-based capital, leverage, risk management, credit exposure and concentration limits, and gives the FDIC authority to act as receiver of bank holding companies, financial companies and their subsidiaries in specific situations under the Orderly Liquidation Authority. If we or any of our funds were to be designated as a systemically significant financial institution we would be subject to increased costs of doing business by virtue of fees and assessments associated with such designation as well as by virtue of increased regulatory compliance costs, all of which would be likely to adversely affect our competitive position.

The Dodd-Frank Act also requires increased disclosure of executive compensation and provides shareholders with the right to vote on executive compensation. In addition, the Dodd-Frank Act empowers federal regulators to prescribe regulations or guidelines to prohibit any incentive-based payment arrangements that the regulators determine encourage covered financial institutions to take inappropriate risks by providing officers, employees, directors or principal shareholders with excessive compensation or that could lead to a material financial loss by such financial institutions. Until all of the relevant regulations and guidelines have been established, we cannot predict what effect, if any, these developments may have on our business or the markets in which we operate.

In addition, the Dodd-Frank Act empowered the SEC, which had recently adopted amendments to the Advisers Act rules increasing the compliance obligations of registered advisers with custody of client funds, to promulgate rules requiring registered investment advisers to take such steps to safeguard client assets over which the adviser has custody as the SEC may prescribe.

Furthermore, the Dodd-Frank Act required the SEC and the CFTC to implement more expansive regulations concerning whistleblowers. Each of the SEC and the CFTC proposed rules in late 2010 in response to this requirement, which establishes a reward program for persons who bring information to the SEC or the CFTC leading to a sanction of $1 million or more against a public company for a violation of the securities laws or the Commodity Exchange Act, respectively. The SEC and the CFTC have yet to adopt final rules. While we cannot predict the effect of the rules, they may result in increased regulatory inquiries or investigations by the SEC or the CFTC. Such inquiries or investigations could impose significant additional expense on us, require the attention of senior management and result in negative publicity and harm to our reputation.

These and many other key aspects of the changes imposed by the Dodd-Frank Act will be established by various regulatory bodies and other groups over the next several years and the Dodd-Frank Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action). As a result of the regulatory and other action yet to be taken, including with respect to the definition of certain key terms in the Dodd-Frank Act, we do not know what the final regulations under the Dodd-Frank Act will require and it is difficult to predict how significantly the Dodd-Frank Act will affect us. The Dodd-Frank Act will likely increase our administrative costs and could impose additional restrictions on our business.

In May 2010, the U.S. House of Representatives passed H.R. 4213, the American Jobs and Closing Tax Loopholes Act of 2010. Similar versions of the legislation were considered by the U.S. Senate. That proposed legislation contains a provision that, if enacted, would have the effect of treating some or all of the income recognized from “carried interests” as ordinary income. The proposed legislation, if enacted in the form passed by the U.S. House of Representatives or the versions considered by the U.S. Senate, would explicitly treat such income as non-qualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes, after a 10-year transition period. In addition, the proposed legislation could, upon its enactment, prevent us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis. Further, holders of Class A Shares could be subject to tax on our conversion into a corporation after the transition period. The proposed legislation may also increase the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain.

The final adoption by the Parliament and Council of the European Union (the “EU”) of the European Directive on Alternative Investment Fund Managers (the “AIFMD”) is expected to take place in early 2011, and the Member States of the EU will be required to implement the AIFMD by early 2013. The AIFMD will impose significant new regulatory requirements on alternative investment fund managers (“AIFMs”) operating within the EU, including with respect to required regulatory authorizations, conduct of business, regulatory capital, valuations, disclosures and marketing. Upon implementation, AIFMs who are organized in the EU (“EU AIFMs”) or non-EU AIFMs who manage alternative investment funds (“AIFs”) organized in the EU (“EU AIFs”) will become subject to significant restrictions, including the requirement that the AIFMs comply with the requirements of the AIFMD, with respect to, among other things: risk management—in particular, liquidity risks; the management and disclosure of conflicts of interest; the fair valuation of assets; the appointment of a depository in respect of each AIF’s assets (although this requirement only applies where the AIF is an EU AIF); the remuneration policies of the AIFM; and the jurisdiction of organization of non-EU AIFMs and/or non-EU AIFs marketed in the EU satisfying certain conditions with regard to regulatory standards, cooperation and transparency.

Subject to future indication to the contrary by the relevant authorities, it seems likely that, where the principal investment adviser to an AIF is organized outside the EU, and that non-EU investment adviser appoints a sub-adviser that is organized in the EU to manage some of the AIF’s assets—but retains the management of a significant proportion of the AIF’s assets itself, both the non-EU investment adviser and the EU sub-adviser will (at least until 2018) be subject only to the marketing requirements in the AIFMD (and not the full requirements described above), on the basis that only the non-EU AIFM, not the EU sub-adviser, is the AIFM for the purposes of the AIFMD. Consequently, such persons should (at least until 2018) be able to continue to market AIFs in the EU on the basis of existing national private placement exemptions provided that certain conditions are satisfied. The conditions are that the AIFM complies with certain additional transparency requirements requiring disclosures to investors in the AIF and to EU regulators; and that the jurisdictions in which the non-EU AIFM and the relevant AIF are organized satisfy certain conditions with regard to regulatory standards, cooperation and transparency. From 2018 onwards, it is possible that national private placement regimes will be phased out, in which case such persons would, thereafter, need to comply with the AIFMD in full in order to be able to continue to market their AIFs within the EU. Such rules could, if they start to apply in full to our business (either in 2013 (if the position regarding EU sub-advisers is clarified contrary to our current interpretation) or at some point after the beginning of 2018), potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility and our ability to raise funds within the EU.

Due to regulatory or legislative action taken by regulators around the world as a result of the financial crisis, taking short positions on certain securities has been restricted. The levels of restriction vary across different jurisdictions and are subject to change over time, including in the short term. These restrictions vary from outright prohibition, disclosure to local regulators and disclosure to the public markets. Such restrictions have made it difficult and in some cases impossible for numerous market participants either to continue to implement their investment strategies or to control the risk of their open positions.

The uncertainty within the global financial services business, including the alternative asset management business, concerning the regulations yet to be finalized under the Dodd-Frank Act, provisions included in the proposed American Jobs and Closing Tax Loopholes Act of 2010, the AIFMD and other outstanding legislation may continue to adversely impact aspects of the global financial markets and, accordingly, our business. We may also be adversely affected if additional legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. Such changes could place limitations on the type of investor that can invest in alternative asset funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by alternative asset managers as well as their funds. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with additional new laws or regulations could be difficult and expensive and affect the manner in which we conduct business, which could have adverse impacts on our results of operations.

If third-party investors in our funds exercise their right to remove us as investment manager or general partner of the funds, we would lose the assets under management in such funds which would eliminate our management fees and incentive income derived from such funds.

The governing agreements of most of our funds provide that, subject to certain conditions, third-party investors in those funds have the right, without cause, to vote to remove us as investment manager or general partner of the fund by a simple majority vote, resulting in the elimination of the assets under management by those funds and the management fees and incentive income derived from those funds. In addition to having a significant negative impact on our revenues, results of operations and cash flows, the occurrence of such an event would likely result in significant reputational damage to us.

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

If we fail for any reason to comply with the requirements of Section 404 in a timely manner, our independent registered public accounting firm may not be able to opine on the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Any such event could materially adversely affect the price of our Class A Shares and impair our ability to raise capital.

Our failure to deal appropriately with conflicts of interest could damage our reputation and materially adversely affect our business.

As we have expanded the scope of our business, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among or even within those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to buy or sell securities in the public markets. In addition, fund investors and holders of our Class A Shares may perceive conflicts of interest regarding investment decisions for funds in which our partners and employees, who have and may continue to make significant personal investments, are personally invested.

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

Misconduct by our partners, employees or agents could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

There is a risk that our partners, employees, joint venture partners, consultants or agents could engage in misconduct that materially adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets we manage as well as our status as a public company with securities listed on the NYSE. The violation of these obligations and standards by any of our partners, employees, joint venture partners, consultants or agents could materially adversely affect our investors, both in our funds and in our Class A Shares, and us. In addition to these numerous and complex obligations, our business requires that we properly deal with confidential matters of great significance to companies in which we may invest or with which we otherwise do business. If our partners, employees, joint venture partners, consultants or agents were improperly to use or disclose confidential information, we could be subject to litigation, regulatory investigations or sanctions and suffer serious harm to our reputation, financial position and current and future business relationships. Furthermore, there have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry generally and there can be no assurance that we will not suffer from similar employee misconduct. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity have not been and may not be effective in all cases. If one of our partners, employees, joint venture partners, consultants or agents were to engage in misconduct or were to be accused of such misconduct, even if such allegations were unsubstantiated, our business and our reputation could be materially adversely affected.

We may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in our business.

We intend, to the extent that market conditions warrant, to grow our business by increasing assets under management and creating new investment platforms and businesses. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business in which we may not have extensive experience. In addition, we expect opportunities will arise to acquire, or enter into joint ventures with, other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, combining or integrating operational and management systems and controls, or loss of investors in our funds due to the perception that we are no longer focusing on our core fund management duties. Entry into certain lines of business may subject us to more complex or extensive new laws and regulations with which we may not be familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business that we enter into generates insufficient revenues or if we are unable to efficiently manage any expansion of our operations, our reputation and results of operations could be materially adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

Changes in the credit markets may negatively impact our ability to refinance our term loan or our ability to otherwise obtain attractive financing for our business, and may increase the cost of such financing if it is obtained, which would lead to higher interest expense or, with respect to our funds, lower-yielding investments, either of which would decrease our earnings. An increase in our borrowing costs may materially adversely affect our earnings and liquidity.

Our term loan will mature in July 2012, at which time we will be required to either refinance it by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repurchase or repay the term loan by using cash on hand or cash from the sale of our assets, which would reduce amounts available for compensation of our employees or distribution to our Class A Shareholders and our partners. No assurance can be given that we will be able to enter into new facilities or issue equity in the future on attractive terms, or at all. Our term loan is a LIBOR-based floating-rate obligation and the interest expense we incur varies with changes in the applicable LIBOR reference rate. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk,” for additional information regarding the impact that a change in LIBOR would have on our annual interest expense associated with our debt obligations.

We also hold a note payable on our corporate aircraft, the principal balance of which is due at maturity on May 31, 2011. The note bears interest at LIBOR plus 2.35%. The terms of the note require us to comply with certain covenants relating to minimum assets under management and revenues, among other items. We may determine to repay, repurchase or renegotiate the terms and conditions of the note. No assurance can be given that any refinancing would be available in the future on attractive terms. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations” for additional information regarding the aircraft loan.

Following the financial crisis, during which there was a significant lack of liquidity available in the global markets, the markets for debt financing contracted. As a general matter, large commercial banks and other lenders subsequently have demanded higher rates, more restrictive covenants and generally more onerous terms (including posting additional collateral) in order to provide financing or credit, and in some cases will not provide any financing to entities that received or would have received credit prior to the financial crisis. As our term loan and, with respect to our funds, other committed secured credit facilities expire, or if our lenders fail, we will need to replace them by entering into new facilities or finding other sources of liquidity.

To the extent that the debt financing markets make it difficult or impossible to for us to refinance our term loan, we may be unable to repay the term loan upon maturity and may be forced to surrender assets to the lenders, sell assets, undergo a recapitalization or seek bankruptcy protection, and substantial doubt may be raised as to our status as a going concern. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations” for a discussion of our term loan and overall liquidity position.

In addition, although our funds’ use of leverage has historically not been significant, our funds have historically used leverage to increase the yield on certain of their investments. To the extent that financing of that type is limited or becomes unavailable, our funds may determine not to make certain types of investments if, as a result of the lack of or cost of financing, the yield on these investments will be outside the funds’ investment profile. This could reduce the overall rate of return such funds obtain in their investments and could lead to those funds making fewer overall investments, either of which would materially adversely impact our assets under management and results.

Furthermore, depending on the facts and circumstances, we may want to use significant borrowings to finance our business operations or growth. If we incur additional substantial indebtedness, we will be exposed to risks associated with the use of substantial borrowings, including those discussed below under “—Risks Related to Our Funds—Our funds may determine to use leverage in investments, which could materially adversely affect our ability to achieve positive rates of return on those investments.”

Risks Related to Our Funds

Our results of operations are dependent on the performance of our funds. Poor performance of our funds will result in reduced revenues and earnings and make it difficult for us to retain or attract investors to our funds, retain and increase assets under management and grow our business. The performance of each fund we manage is subject to some or all of the following risks.

Difficult market conditions can adversely affect our funds in many ways, including by negatively impacting their performance and reducing their ability to raise or deploy capital, which could materially reduce our revenues and adversely affect our results of operations.

A recurrence of significant disruption and volatility in the global financial markets and economies could impair the investment performance of our funds. Additionally, we may not be able to raise capital for existing or new funds during, or even following, periods of market instability. Although we seek to generate positive, risk-adjusted returns across all market cycles, our funds have been and may be materially affected by conditions in the global financial markets and economic conditions. The global market and economic climate may become increasingly uncertain due to numerous factors beyond our control, including but not limited to, concerns related to unpredictable global market and economic factors, regulatory uncertainty, rising interest rates, inflation or deflation, the availability of credit, performance of financial markets, terrorism or political uncertainty.

A general market downturn, a specific market dislocation, or deteriorating economic conditions may cause our revenues and results of operations to decline by causing:

•	A decline in assets under management, resulting in lower management fees and incentive income;

•	An increase in the cost of financial instruments, executing transactions or otherwise doing business;

•	Lower or negative investment returns, which may reduce assets under management and potential incentive income;

•	Reduced demand for assets held by our funds, which would negatively affect our funds’ ability to realize value from such assets; and

•

Increased investor redemptions or greater demands for enhanced liquidity or other terms, resulting in a reduction in assets under management, lower revenues and potential increased difficulty in raising new capital.

Furthermore, while difficult market and economic conditions and other factors can potentially increase investment opportunities over the long term, including with respect to the competitive landscape for the hedge fund industry, such conditions and factors also increase the risk of increased investment losses and additional regulation, which may impair our business model and operations. Our funds may also be materially adversely affected by difficult market conditions if our investment professionals fail to assess the adverse effect of such conditions on our investments, resulting in a significant reduction in the value of those investments. Moreover, challenging market conditions may prompt alternative asset managers to reduce the management fee and incentive income rates they charge in order to retain assets. In response to competitive pressures or for any other reason, we may reduce or change the fee structures of our funds, which could reduce the amount of fees and income that we may earn relative to assets under management.

Most of our funds utilize investment strategies that depend on our ability to appropriately react to, or accurately assess, the occurrence of, certain events, including market and corporate events. If we fail to do so, our funds’ investment performance could be adversely affected in a material way.

The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or any future funds we may raise.

We have presented in this annual report under “Item 1. Business—Overview—Investment Performance” and elsewhere the net composite returns relating to the historical performance of our most significant funds, and we have also referred to other metrics associated with historical returns, such as risk and correlation measures. The returns are relevant to us primarily insofar as they are indicative of incentive income we have earned in prior periods and are not indicative of any future fund returns.

Moreover, with respect to the historical returns of our funds:

•	The historical returns of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise;

•

Our funds’ returns, particularly during periods of more extreme market and economic conditions, have benefited from or been impaired by the existence or lack of investment opportunities and such general market and economic conditions, which may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities; and

•	The historical rates of return of our funds reflect such funds’ historical expenses, which may vary in the future due to factors beyond our control, including changes in laws or regulations.

We are subject to counterparty default risks.

Our funds enter into numerous types of financial arrangements with a wide array of counterparties around the world, including: loans, swaps, repurchase agreements, securities lending agreements and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex and these arrangements may occur in markets or relate to products that are not currently subject to experienced regulatory oversight. In particular, certain of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.

Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, under the contract. Any such default may occur rapidly and without prior notice to us. Moreover, if a counterparty defaults, we may be unable to take action to recover our assets or any amounts due to us, either because we lack the contractual ability or because market conditions make it difficult to take effective action. This inability could occur at any time, but particularly in times of market stress, which are precisely the times when defaults may be most likely to occur.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the financial crisis and resulting impairment or insolvency of a number of major financial institutions that serve as counterparties for derivative contracts and other financial instruments with our funds. The consolidation or elimination of counterparties may also result in concentration of counterparty risk. In addition, counterparties have generally reacted to the ongoing market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available to our funds and increasing the costs of borrowing.

Poor performance of our funds would cause a decline in our revenues, results of operations and cash flows and could materially adversely affect our ability to retain capital or attract additional capital.

If our funds perform poorly, our revenues, results of operations and cash flows decline because the value of our assets under management decreases, which in turn results in a reduction in management fees. An annual decrease in our investment returns would result in a reduction in incentive income and, if such decrease was substantial, could result in the elimination of incentive income for a given year and future years until that decrease has been surpassed by positive performance. Poor performance of our funds would make it more difficult for us to raise new capital and may cause investors in our funds to redeem their investments. Investors and potential investors in our funds continually assess our funds’ performance, as well as our ability to raise capital for existing and future funds. Our ability to avoid excessive redemption levels will depend in part on our funds’ continued satisfactory performance. Moreover, poor performance, particularly in our most significant funds, would harm our reputation and competitive standing, which would further impair our ability to retain or attract fund capital. These factors may cause us to reduce or change the fee structure of our funds in order to retain or continue to attract assets under management, which could, further reduce the amounts of management fees and incentive income that we may earn relative to assets under management.

Our funds may determine to use leverage in investments, which could materially adversely affect our ability to achieve positive rates of return on those investments.

Our funds use or may choose to use leverage as part of their respective investment programs, although historically they have not borrowed substantial capital either directly or through the use of derivative instruments. The use of leverage poses a significant degree of risk, most notably by significantly increasing the risk of loss associated with leveraged investments that decline in value, and enhances the possibility of a significant loss in the value of the investments in our funds. Our funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Volatility in the credit markets increases the degree of risk associated with such borrowing. Gains realized with borrowed funds may cause a fund’s net asset value to increase at a faster rate than would be the case without borrowings. If investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. Increases in interest rates could also decrease the value of fixed-rate debt investments made by our funds. To the extent our funds determine to significantly increase their use of leverage, any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, if our funds determine to use leverage, there is no assurance that such leverage would be available, or be available on favorable terms.

The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with making an investment.

Before investments are made by our funds, particularly investments in securities that are not publicly-traded, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment bankers may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence that we carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and such an evaluation will not necessarily result in the investment being successful. Moreover, the level of due diligence conducted with respect to a particular investment will vary and we may not properly assess the appropriate amount of diligence for each investment, which may result in losses.

Our funds may invest in relatively high-risk, illiquid assets, including structured products, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of our principal investments.

Our funds invest in securities that are not publicly-traded or that are otherwise illiquid, including complex structured products. There may be no readily available liquidity in these securities, particularly at times of market stress or where many participants may be seeking liquidity at the same time. In many cases, our funds may be prohibited, whether by contract, by applicable securities laws or by the lack of a liquid market, from selling such securities for a period of time. Moreover, even if the securities are publicly-traded, large holdings of securities can often be disposed of over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the required holding period. Accordingly, under certain conditions, our funds may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investment in illiquid assets involves considerable risk and our funds may lose some or all of the principal amount of such investments.

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the values established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily ascertainable market prices for a large number of the illiquid investments held by our funds. The fair value of the investments of our funds is determined periodically by us using a number of methodologies permitted by our funds’ valuation policies. These methodologies involve a significant degree of judgment and are based on a number of factors, which may include, without limitations, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. In addition, because certain of the illiquid investments held by our funds may be in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments may be subject to rapid changes in value caused by sudden company-specific or industry-specific developments.

Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for our investments, such quotations may not reflect the value that may actually be realized because of various factors, including the possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company’s securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions or the market’s view of overall company and management performance.

Because there is significant uncertainty in the valuation of and in the stability of the value of illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that might actually be obtained when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable fund, a decline in management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different from values reflected in fund net asset values may cause investors to lose confidence in us, which could, in turn, result in redemptions from our funds, difficulties in our ability to raise additional capital or an increased risk of litigation by investors. These issues could result in regulatory scrutiny of our valuation methodologies, polices and related disclosures.

Our funds make investments in companies that we do not control, exposing us to the risk of decisions made by others with whom we may not agree.

Investments by our funds will include investments in debt or equity of companies that we do not control. Such investments may be acquired by our funds through trading activities or through purchases of securities from the issuer. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions contrary to our expectations, with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. In addition, we may make investments in which we share control over the investment with co-investors, which may make it more difficult for us to implement our investment approach or exit the investment when we otherwise would. If any of the foregoing were to occur with respect to one or more significant investments, the values of such investments by our funds could decrease and our financial condition, results of operations and cash flows could suffer as a result.

Our funds make investments in companies that are based outside of the United States, exposing us to additional risks not typically associated with investing in companies that are based in the United States.

Many of our funds may invest a significant portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:

•	Currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

•

Less developed or efficient financial markets than in the United States, which may not enable or permit appropriate hedging techniques or other developed trading activities, leading to potential price volatility and relative illiquidity;

•	The absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation;

•	Differences in the legal and regulatory environment, including less-developed or less comprehensive bankruptcy laws;

•	Fewer investor protections and less stringent requirements relating to fiduciary duties;

•	Difficulties in enforcing contracts and filing claims under foreign legal systems;

•	Less publicly available information in respect of companies in non-U.S. markets;

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

When managing our funds’ exposure to market risks, we may from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit the funds’ exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging transactions generally will depend on our ability to correctly assess the degree of correlation between price movements of the hedging instrument, the position being hedged, and the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. For a variety of reasons, we may not seek or be successful in establishing a perfect correlation between the instruments used in a hedging or other derivative transaction and the position being hedged. An imperfect correlation could prevent us from achieving the intended result and could give rise to a loss. Also, it may not be possible to fully or perfectly limit our exposure against all changes in the value of our investment because the value of investments is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge.

If our risk management processes and systems are ineffective, we may be exposed to material unanticipated losses.

We continue to refine and implement our risk management techniques, strategies and assessment methods, such as the use of statistical and other quantitative and qualitative tools to identify, observe, measure and analyze the risks to which our funds are exposed. These methods, even if properly implemented, may not allow us to fully mitigate the risk exposure of our funds in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Some of our strategies for anticipating and managing risk in our funds are based upon our use of historical market behavior statistics, which may not be an accurate predictor of current or future market risks. We apply statistical and other tools to these observations to measure and analyze the risks to which our funds are exposed. Any failure in our risk management systems, whether in design or implementation, to accurately identify and quantify such risk exposure could limit our ability to manage risks in the funds, identify appropriate investment opportunities or realize positive, risk-adjusted returns. Because neither our quantitative nor qualitative risk management processes can anticipate for every investment the economic and financial outcome or timing and other specifics of the outcome, we will, in the course of our activities, incur losses.

Our funds’ investments are subject to numerous additional risks.

Our funds’ investments are subject to numerous additional risks, including the following:

•

The funds may engage in short selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions.

•

Our funds may be limited in their ability to engage in short selling or other activities as a result of regulatory mandates. Such regulatory actions may limit our ability to engage in hedging activities and therefore impair our investment strategies. In addition, our funds may invest in securities and other assets for which appropriate market hedges do not exist or cannot be acquired on attractive terms.

•

Our funds may invest in companies with weak financial conditions, poor operating results, substantial financial needs, negative net worth and/or special competitive problems or that are involved in bankruptcy or reorganization proceedings. In such “distressed” situations, it may be difficult to obtain full information as to the exact financial and operating condition of the issuer. Depending on the specific fund’s investment profile, a fund’s exposure to distressed investments may be substantial in relation to the market for those investments and the investments may be illiquid and difficult to transfer. As a result, it may take a number of years for the fair value of our funds’ distressed investments to reflect their intrinsic value as perceived by us.

•

Credit risk may be exacerbated by a default by any one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” could have a further material adverse effect on the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the funds transact on a daily basis. Although the U.S. government, including the U.S. Treasury Department and the Federal Reserve, has taken significant actions to prevent a systemic collapse, no assurance can be given that such actions to date will be sufficient or successful in all cases.

•

The effectiveness of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds may only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the investment manager or general partner of such funds, and might incur a loss in liquidating their position.

•

Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates; changing supply and demand relationships; trade, fiscal, monetary and exchange control programs; and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the securities underlying them. In addition, the funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties.

Risks Related to Our Organization and Structure

Control by Mr. Och of the combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.

As of December 31, 2010, our partners control approximately 74.4% of the combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares and Mr. Och’s ownership of Class A Shares purchased on the open market. Each of our partners that owns Class B Shares has granted to the Class B Shareholder Committee, the sole member of which is currently our founder, Mr. Och, an irrevocable proxy to vote all of their Class B Shares as the Committee may determine in its sole discretion. This proxy will terminate upon the later of Mr. Och’s withdrawal, death or disability, or such time as our partners hold less than 40% of our total combined voting power. Accordingly, Mr. Och currently has the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, he currently is able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. The control of voting power by Mr. Och could deprive Class A Shareholders of an opportunity to receive a premium for their Class A Shares as part of a sale of our Company, and might ultimately affect the market price of the Class A Shares. Upon Mr. Och’s withdrawal, death or disability, the Class B Shareholder Committee will consist of either the remaining members of the Partner Management Committee, who shall act by majority vote in such capacity, or a partner elected by majority vote of the remaining members of the Partner Management Committee to serve as the sole member of the Class B Shareholder Committee.

In addition, the shareholders’ agreement among us and our partners, in their capacity as the Class B shareholders, provides the Class B Shareholder Committee, so long as our partners and their permitted transferees continue to hold more than 40% of the total combined voting power of our outstanding Class A Shares and Class B Shares, with approval rights over a variety of significant Board actions, including:

•

Any incurrence of indebtedness, other than intercompany indebtedness, in one transaction or a series of related transactions, by us or any of our subsidiaries or controlled affiliates in an amount in excess of approximately 10% of the then existing long-term indebtedness of us and our subsidiaries.

•

Any issuance by us or any of our subsidiaries or controlled affiliates, in any transaction or series of related transactions, of equity or equity-related shares which would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 10% of the total combined voting power of our outstanding Class A Shares and Class B Shares other than (i) pursuant to transactions solely among us and our wholly-owned subsidiaries, (ii) upon issuances of securities pursuant to the Plan, (iii) upon the exchange by our partners of Och-Ziff Operating Group A Units for our Class A Shares pursuant to the exchange agreement or (iv) upon conversion of any convertible securities or upon exercise of warrants or options, which convertible securities, warrants or options may be issued and are either outstanding on the date of, or issued in compliance with, the shareholders’ agreement.

•

Any equity or debt commitment or investment or series of related equity or debt commitments or investments by us or any of our subsidiaries or controlled affiliates in an unaffiliated entity or related group of entities in an amount greater than $250 million.

•	Any entry by us, any subsidiary or controlled affiliate into a new line of business that does not involve investment management and that requires a principal investment in excess of $100 million.

•	The adoption of a shareholder rights plan.

•	Any appointment or removal of a chief executive officer or co-chief executive officer.

•	The termination of the employment of an executive officer or the active involvement of a partner with us or any of our subsidiaries or controlled affiliates without cause.

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

Our operating agreement provides that in the event a potential conflict of interest exists or arises between any of our partners, our officers, our directors or their respective affiliates, on the one hand, and us, any of our subsidiaries or any of our shareholders, on the other hand, a resolution or course of action by our Board of Directors shall be deemed approved by all of our shareholders, and shall not constitute a breach of the fiduciary duties of members of the Board to us or our shareholders, if such resolution or course of action is: (i) approved by our Nominating, Corporate Governance and Conflicts Committee, which is composed of independent directors; (ii) approved by shareholders holding a majority of our shares that are disinterested parties; (iii) on terms no less favorable than those generally provided to or available from unrelated third parties; or (iv) fair and reasonable to us. Accordingly, if such a resolution or course of action is approved by our Nominating, Corporate Governance and Conflicts Committee or otherwise meets one or more of the above criteria, shareholders will not be able to successfully assert a claim that such resolution or course of action constituted a breach of fiduciary duties owed to our shareholders by our officers, directors and their respective affiliates. Under the Delaware General Corporation Law, which we refer to as the “DGCL,” in contrast, a corporation is not permitted to automatically exempt Board members from claims of breach of fiduciary duty under such circumstances.

Our operating agreement contains provisions limiting the liability of our officers and directors to us, which also reduces remedies available to our Class A Shareholders for certain acts by such persons.

Our operating agreement also provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us other than in instances of fraud, gross negligence and willful misconduct. Accordingly, unless our officers and directors commit acts of fraud, gross negligence or willful misconduct, our shareholders may not have remedies available against such individuals under applicable law. Under the DGCL, in contrast, a director or officer would be liable to us for: (i) breach of duty of loyalty to us or our shareholders; (ii) intentional misconduct or knowing violations of the law that are not done in good faith; (iii) improper redemption of stock or declaration of a dividend; or (iv) a transaction from which the director derived an improper personal benefit.

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

Our partners control more than 50% of our voting power. We are therefore eligible for the “controlled company” exception from NYSE requirements that our Board of Directors be comprised of a majority of independent directors and that our Compensation Committee and Nominating, Corporate Governance and Conflicts Committee consist solely of independent directors. Although we do not currently intend to utilize this exception, we may in the future determine to do so.

Because our partners hold their economic interest in our business directly in the Och-Ziff Operating Group, conflicts of interest may arise between them and holders of our Class A Shares, particularly with respect to tax considerations.

As of December 31, 2010, our partners held 76.0% of the equity in the Och-Ziff Operating Group directly through Och-Ziff Operating Group A Units, rather than through ownership of our Class A Shares. Because they hold their economic interests in our business directly through the Och-Ziff Operating Group, our partners may have conflicting interests with holders of Class A Shares or with us. For example, our partners will have different tax positions from holders of our Class A Shares which could influence decisions of the Class B Shareholder Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our partners and the Ziffs under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our partners’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.

We intend to pay regular quarterly distributions but our ability to do so may be limited by our holding company structure, as we are dependent on distributions from the Och-Ziff Operating Group to make distributions and to pay taxes and other expenses.

As a holding company, our ability to make distributions or to pay taxes and other expenses is subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A Shareholders. Accordingly, we expect to cause the Och-Ziff Operating Group to make distributions to their direct owners, currently our intermediate holding companies, our partners and the Ziffs, pro rata in an amount sufficient to enable us to pay corresponding distributions to our Class A Shareholders and make required tax payments and payments under the tax receivable agreement; however, no assurance can be given that such distributions will or can be made. Our Board of Directors can change our distribution policy or reduce or eliminate our distributions at any time, in its discretion. In addition, the Och-Ziff Operating Group is required to make minimum tax distributions to its direct unitholders, to which our Class A Shareholders may not be entitled, as distributions on Och-Ziff Operating Group B Units to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. As a result, Class A Shareholders may not receive any distributions at a time when our partners and the Ziffs are receiving distributions on their ownership interests. If the Och-Ziff Operating Group has insufficient funds to make such distributions, we may have to borrow additional funds or sell assets, which could have a material adverse effect on our liquidity and financial condition.

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

Because we have historically earned and recognized most of our incentive income in the fourth quarter of each year, we anticipate that quarterly distributions in respect of the first three calendar quarters will be disproportionate to distributions in respect of the last calendar quarter, which will typically be paid in the first calendar quarter of the following year. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our term loan; legal, tax and regulatory restrictions; and other restrictions and implications on the payment of distributions by us to our Class A Shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Any compensatory payments made to our employees, as well as payments that Och-Ziff Corp makes under the tax receivable agreement and distributions to holders of ownership interests in respect of their tax liabilities arising from their direct ownership of ownership interests, will reduce amounts that would otherwise be available for distribution on our Class A Shares. In addition, any discretionary income allocations on any Class C Non-Equity Interests as determined by the Chairman of the Partner Management Committee (or, in the event there is no Chairman, the full Partner Management Committee acting by majority vote) in conjunction with our Compensation Committee, will also reduce amounts available for distribution to our Class A Shareholders. We have granted RSUs to certain partners, our managing directors, other employees, and independent members of our Board of Directors, which accrue distributions to be paid if and when the underlying RSUs vest. Distributions may be paid in cash or in additional RSUs that accrue additional distributions and will be settled at the same time the underlying RSUs vest.

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

The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors (including the law in effect at the time of an exchange or a payment under the tax receivable agreement, the timing of future exchanges, the timing and amount of prior payments under the tax receivable agreement, the price of our Class A Shares at the time of any exchange, the composition of the Och-Ziff Operating Group’s assets at the time of any exchange, the extent to which such exchanges are taxable and the amount and timing of the income of Och-Ziff Corp and our other intermediate corporate taxpayers that hold Och-Ziff Operating Group B Units in connection with an exchange, if any). Depending upon the outcome of these factors, payments that we may be obligated to make to our partners and the Ziffs under the tax receivable agreement in respect of exchanges are likely to be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement, however, the timing and amounts of any such actual payments are not reasonably ascertainable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement.”

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

In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, the corporate taxpayers’ (or their successors’) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain prescribed assumptions, including that the corporate taxpayers would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. Accordingly, obligations under the tax receivable agreement may make it more expensive for third parties to acquire control of us and make it more difficult for the holders of Class A Shares to recognize a premium in connection with any such transaction. Finally, we may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement, which may or may not be available on favorable terms if at all.

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

The market price of our Class A Shares has been and may continue to be highly volatile and subject to wide fluctuations. In addition, the trading volume in our Class A Shares can be highly variable, which has caused and may continue to cause significant price variations to occur. The market price of our Class A Shares may fluctuate or decline significantly in the future. Some of the primary factors that could negatively affect the price of our Class A Shares or result in fluctuations in the price or trading volume of our Class A Shares include:

•	Reductions or lack of growth in our assets under management, whether due to poor investment performance by our funds or redemptions by investors in our funds;

•	Difficult global market and economic conditions;

•	Loss of investor confidence in the global financial markets and investing in general and in alternative asset managers in particular;

•	Competitively adverse actions taken by other hedge fund managers with respect to pricing, fund structure, redemptions, employee recruiting and compensation;

•	Inability to attract, retain or motivate our partners, investment professionals, managing directors or other key personnel;

•	Inability to repurchase or refinance our term loan either on acceptable terms or at all;

•	Public or other offering of additional Class A Shares;

•	Inability to develop or successfully execute on business strategies or plans;

•	Unanticipated variations in our quarterly operating results or dividends;

•	Failure to meet analysts’ earnings estimates;

•	Publication of negative or inaccurate research reports about us or the asset management industry or the failure of securities analysts to provide adequate coverage of our Class A Shares in the future;

•	Adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	Changes in market valuations of similar companies;

•	Speculation in the press or investment community about our business;

•

Additional or unexpected changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	Increases in inquiries and investigations by regulatory authorities, including as a result of regulations mandated by the Dodd-Frank Act; and

•	Adverse publicity about the asset management industry generally or scandals involving hedge funds specifically.

The price of our Class A Shares may decline due to the large number of shares eligible for future sale and for exchange into Class A Shares.

The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2010, 94,742,187 Class A Shares were outstanding, 19,299,967 RSUs and other plan interests were outstanding pursuant to the Plan, and approximately 28,947,670 Class A Shares and other plan interests remain available for future grant under the Plan. The Class A Shares reserved under the Plan are increased on the first day of each fiscal year during the Plan’s term by the positive difference, if any, of (i) 15% of the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group A Units for Class A Shares) on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved for issuance under the Plan as of such date.

As of December 31, 2010, our partners and the Ziffs owned an aggregate of 306,010,238 Och-Ziff Operating Group A and D Units. The holder of any Och-Ziff Operating Group A Units has the right to exchange each of its Och-Ziff Operating Group A Units for one of our Class A Shares (or, at our option, a cash equivalent), subject to vesting, minimum retained ownership requirements and transfer restrictions. The Och-Ziff Operating Group D Units automatically convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units.

We are party to a registration rights agreement with our partners such that our partners will have the ability to cause us to register the Class A Shares our partners acquire upon exchange of their Och-Ziff Operating Group A Units or otherwise and our partners and the Ziffs will have certain “piggyback” registration rights in connection with registered offerings of our securities. In addition, we will be required to file a shelf registration statement on or prior to the fifth anniversary of the IPO covering the resale of all Class A Shares held by our partners and the Ziffs or issuable to them upon exchange of their vested Och-Ziff Operating Group A Units.

RSUs may be settled at the election of a majority of our Board of Directors in Class A Shares or cash. Subject to continued employment over the vesting period, the underlying Class A Shares will be issued, or cash in lieu thereof will be paid, as such RSUs vest. We filed a registration statement on Form S-8 to register an aggregate of 57,785,714 Class A Shares reserved for issuance under the Plan (not including automatic annual increases thereto). As a result, any Class A Shares issued in respect of the RSUs will be freely transferable by non-affiliates upon issuance and by affiliates under Rule 144, without regard to holding period limitations.

DIC owns 38,138,571 of our Class A Shares, which it purchased from us concurrent with the consummation of our IPO pursuant to a Securities Purchase and Investment Agreement. Under the terms of such agreement, DIC will be permitted to transfer its Class A Shares to any of its controlled affiliates at any time, and on each of the second, third, fourth and fifth anniversaries of the purchase date, the transfer restrictions with respect to 25% of its Class A Shares will terminate. As of December 31, 2010, the transfer restrictions with respect to 50% of DIC’s Class A Shares have terminated. Upon the lapse of these restrictions, DIC will be able to sell these Class A Shares and is entitled to certain registration rights commencing on November 19, 2010. The terms of the Securities Purchase and Investment Agreement restrict DIC and its controlled affiliates from purchasing any additional Class A Shares. We may determine at any time to waive or amend any provisions of the Securities Purchase and Investment Agreement, including the ownership threshold set forth therein.

Our partners’ beneficial ownership of Class B Shares, our shareholders’ agreement, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our partners own all of our Class B Shares, which as of December 31, 2010, represent approximately 74.4% of the total voting power of our Company. In addition, our partners have granted an irrevocable proxy to vote all of such shares to the Class B Shareholder Committee (the sole member of which is currently Mr. Och) as it may determine in its sole discretion. This proxy will terminate upon the later of Mr. Och’s withdrawal, death or disability, or such time as our partners hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, under the shareholders’ agreement entered into in connection with the IPO, the Class B Shareholder Committee has approval rights with respect to certain actions of our Board of Directors, including actions relating to a potential change in control, so long as our partners continue to hold at least 40% of our total combined voting power and has the ability to initially designate five of the seven nominees to our Board of Directors, and, under our operating agreement, the Class B Shareholder Committee will have certain consent rights with respect to structural and other changes involving our Company. See “—Risks Related to Our Organization and Structure—Control by Mr. Och of the combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.”

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

Further, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board of directors, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our Board of Directors to thwart a takeover attempt. The market price of our Class A Shares could be materially adversely affected to the extent that Mr. Och’s control over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

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

The U.S. federal income tax treatment of holders of the Class A Shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Class A Shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, change the character or treatment of portions of our income (including, for instance, treating carried interest income as entirely ordinary income), affect the tax considerations of an investment in us and adversely affect an investment in our Class A Shares. “Carried interest” is a term often used in the marketplace as a general reference to describe a general partner’s right to receive its incentive income in the form of a profit allocation eligible for capital gains tax treatment (to the extent that the carried interest consists of capital gains). See “—The U.S. House of Representatives passed tax legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules. Our structure also is subject to other potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

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

The U.S. House of Representatives passed tax legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules. Our structure also is subject to other potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

In May 2010, the U.S. House of Representatives passed H.R. 4213, the American Jobs and Closing Loopholes Act of 2010. Similar versions of the legislation were considered by the U.S. Senate. That proposed legislation contains a provision that, if enacted, would have the effect of treating some or all of the income recognized from “carried interests” as ordinary income. The proposed legislation, if enacted in the form passed by the U.S. House of Representatives or the versions considered by the U.S. Senate, would explicitly treat such income as nonqualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes, after a 10-year transition period. In addition, the proposed legislation could, if enacted, prevent us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis. Further, holders of Class A Shares could be subject to tax on our conversion into a corporation after the transition period. The proposed legislation may also increase the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain.

States, including New York, have also considered legislation to increase taxes with respect to carried interests. Morevoer, as a result of widespread budget deficits, several states are evaluating proposals to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any version of these legislative proposals were to be enacted into law in the form in which it was introduced, or if other similar legislation were enacted or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules or otherwise impose additional taxes, Class A Shareholders would be negatively impacted because we would incur a material increase in our tax liability as a public company from the date any such changes became applicable to us, which could result in a reduction in the value of our Class A Shares.

On January 5, 2011, the International Tax Competitiveness Act of 2011 was passed in the U.S. House of Representatives, similar to prior legislative proposals from 2007, 2009 and 2010. Among other effects, this proposal would, if enacted in its current form, subject our offshore funds to significant U.S. federal income taxes and potentially state and local taxes, which would materially adversely affect our ability to raise capital from foreign investors and certain tax-exempt investors.

You may be subject to U.S. federal income tax on your share of our taxable income, regardless of whether you receive any cash distributions from us.

So long as we are not required to register as an investment company under the 1940 Act and 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of the Code on a continuing basis, we will be treated, under current law, as a partnership for U.S. federal income tax purposes and not as an association or a publicly-traded partnership taxable as a corporation. You may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on your allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow-through basis) for each of our taxable years ending with or within your taxable year, regardless of whether or not you receive cash distributions from us. You may not receive cash distributions equal to your allocable share of our net taxable income or even the tax liability that results from that income. Even in cases where we make cash distributions, our taxable income and losses will be apportioned among Class A Shareholders in a manner that may not correspond with the timing of cash distributions. In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation, which we refer to as “CFC,” and a Passive Foreign Investment Company, which we refer to as “PFIC,” may produce taxable income prior to the receipt of cash relating to such income, and holders of our Class A Shares that are United States persons will be required to take such income into account in determining their taxable income. Under our operating agreement, in the event of an inadvertent partnership termination in which the IRS has granted us limited relief, each holder of our Class A Shares also is obligated to make such adjustments as are required by the IRS to maintain our status as a partnership. Such adjustments may require persons who hold our Class A Shares to recognize additional amounts in income during the years in which they hold such shares. We may also be required to make payments to the IRS.

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

•	General business and economic conditions and our strategic plans and prospects;

•	Amounts necessary or appropriate to provide for the conduct of our business, including to pay operating and other expenses;

•	Amounts necessary to make appropriate investments in our business and our funds and the timing of such investments;

•	Our actual results of operations and financial condition;

•	Restrictions imposed by our operating agreement and Delaware law;

•	Contractual restrictions, including restrictions imposed by our term loan and payment obligations under our tax receivable agreement;

•	Cash payments to our partners, if any, and compensatory payments made to our employees;

•	The amount of cash that is generated by our investments;

•	Cash needed to fund liquidity requirements;

•	Contingent liabilities; and

•	Other factors that our Board of Directors deems relevant.

Even if we do not distribute cash in an amount that is sufficient to fund your tax liabilities, you will still be required to pay income taxes on your share of our taxable income.

If we were to be treated as a corporation for U.S. federal income tax purposes, the value of the Class A Shares may be materially adversely affected.

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

We cannot match transferors and transferees of our Class A Shares, and we have therefore adopted certain income tax accounting positions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could materially adversely affect the value of our Class A Shares.

Because we cannot match transferors and transferees of Class A Shares, we have adopted depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could materially adversely affect the amount of tax benefits available to our holders. It also could affect the timing of these tax benefits or the amount of gain on the sale of Class A Shares and could have a negative impact on the value of our Class A Shares or result in audits of and adjustments to our Class A Shareholders’ tax returns.

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

In order for us to be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly-traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis and we must not be required to register as an investment company under the 1940 Act. In order to effect such treatment we (or our subsidiaries) may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings we may not have otherwise entered into. This may materially adversely affect our ability to operate solely to maximize our cash flows. Our structure also may impede our ability to engage in certain corporate acquisitive transactions because we generally intend to hold all of our assets through the Och-Ziff Operating Group. In addition, we may be unable to participate in certain corporate reorganization transactions that would be tax free to our holders if we were a corporation. To the extent we hold assets other than through the Och-Ziff Operating Group, we will make appropriate adjustments to the Och-Ziff Operating Group agreements so that distributions to our partners, the Ziffs and us would be the same as if such assets were held at that level.

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

Special tax considerations may apply to mutual fund investors.

U.S. mutual funds that are treated as regulated investment companies, or RICs, for U.S. federal income tax purposes are required, among other things, to meet an annual 90% gross income and a quarterly 50% asset value test under Section 851(b) of the Internal Revenue Code of 1986, as amended, to maintain their favorable U.S. federal income tax status. The treatment of an investment by a RIC in Class A shares for purposes of these tests will depend on whether our partnership will be treated as a “qualified publicly traded partnership.” If our partnership is so treated, then the Class A shares themselves are the relevant assets for purposes of the 50% asset value test and the net income from the Class A shares is the relevant gross income for purposes of the 90% gross income test. If, however, our partnership is not so treated, then the relevant assets are the RIC’s allocable share of the underlying assets held by our partnership and the relevant gross income is the RIC’s allocable share of the underlying gross income earned by our partnership. Whether our partnership will qualify as a “qualified publicly traded partnership” depends on the exact nature of its future investments, but we believe our partnership is not a “qualified publicly traded partnership.” We expect, however, that at least 90% of our annual gross income from the underlying assets held by our partnership will consist of dividends, interest and gains from the sale of securities or other income that qualifies for the RIC gross income test described above. As discussed above under “—You may be subject to U.S. federal income tax on your share of our taxable income, regardless of whether you receive any cash distributions from us,” RICs investing in Class A Shares may recognize income for U.S. federal income tax purposes without receiving a corresponding cash distribution. RICs should consult their own tax advisors about the U.S. tax consequences of an investment in Class A shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in leased office space in New York. We also lease space for our operations in London, Hong Kong, Mumbai and Beijing. The terms of the above leases vary, but generally are long term. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.

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

Market for Registrant’s Common Equity

Our Class A Shares are listed and traded on the NYSE under the symbol “OZM” since the completion of our initial public offering on November 14, 2007. The following table presents information on the high and low last reported sales prices as reported on the NYSE for our Class A Shares for the periods indicated:

	Price Range of Our Class A Shares
	High	Low
2010
First quarter	$16.00	$12.59
Second quarter	$18.15	$12.59
Third quarter	$15.69	$12.00
Fouth quarter	$15.98	$13.69
2009
First quarter	$6.57	$4.58
Second quarter	$10.56	$6.20
Third quarter	$12.17	$7.80
Fouth quarter	$14.04	$11.28

Our Class B Shares are not listed on the NYSE and there is no, and we do not expect there would be any, other established trading market for these shares. All of our Class B Shares are owned by our partners and have no economic rights, but entitle holders to one vote per share on all matters submitted to a vote of our Class A Shareholders.

As of February 1, 2011, there were 16 holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

The following table presents the cash dividends paid on our Class A Shares for the two most recent fiscal years:

Payment Date	Record Date	Dividend per Share
February 25, 2011	February 18, 2011	$0.71
November 18, 2010	November 11, 2010	$0.10
August 19, 2010	August 12, 2010	$0.11
May 11, 2010	April 1, 2010	$0.09
February 18, 2010	December 31, 2009	$0.58
November 10, 2009	October 1, 2009	$0.07
August 11, 2009	July 1, 2009	$0.02
May 11, 2009	April 1, 2009	$0.05
February 19, 2009	December 31, 2008	$0.05

Because we have historically earned and recognized most of our incentive income in the fourth quarter of each year, quarterly dividends with respect to the first three calendar quarters have been, and we expect will continue to be, less than distributions with respect to the fourth calendar quarter. Dividends with respect to each quarter are typically paid in the following quarter. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors, which may change our distribution policy at any time. Our ability to make such distributions may be limited by, among other things, contractual restrictions and legal, tax and regulatory restrictions applicable to us and our subsidiaries.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the second quarter of 2010, we issued 1,875,995 Class A Shares in exchange for an equal number of Och-Ziff Operating Group A Units to the Ziffs. The Och-Ziff Operating Group A Units surrendered by the Ziffs were automatically canceled upon the exchange. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units were pursuant to the terms of the exchange agreement, which was entered into concurrent with our IPO, by and among Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, the partners and the Ziffs, which we refer to as the “Exchange Agreement”. The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(2) of Securities Act.

During the third quarter of 2010, we issued 1,555,498 Class A Shares in exchange for an equal number of Och-Ziff Operating Group A Units to the Ziffs. The Och-Ziff Operating Group A Units surrendered by the Ziffs were automatically canceled upon the exchange. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units were pursuant to the terms of the Exchange Agreement. The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(2) of Securities Act.

During the fourth quarter of 2010, we issued 1,555,498 Class A Shares in exchange for an equal number of Och-Ziff Operating Group A Units to the Ziffs. The Och-Ziff Operating Group A Units surrendered by the Ziffs were automatically canceled upon the exchange. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units were pursuant to the terms of the Exchange Agreement. The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(2) of Securities Act.

Item 6.	Selected Financial Data

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$924,503	$743,288	$604,384	$1,501,975	$1,005,833
Total expenses	2,099,156	2,158,436	2,057,904	4,703,313	1,089,968
Total other income (loss)	16,777	77,389	(170,049)	2,461,175	3,290,175
Income taxes	41,078	37,703	40,066	63,963	23,327

Consolidated Net Income (Loss)	$(1,198,954)	$(1,375,462)	$(1,663,635)	$(804,126)	$3,182,713

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(904,541)	$(1,078,033)	$(1,153,039)	$110,900	$2,594,706

Net Income (Loss) Allocated to Class A Shareholders (post-IPO) or Partners’ Equity (pre-IPO)	$(294,413)	$(297,429)	$(510,596)	$(915,026)	$588,007

Selected Balance Sheet Data
Cash and cash equivalents	$117,577	$73,732	$81,403	$614,159	$23,590
Assets of consolidated Och-Ziff funds	441,023	300,604	209,635	159,611	35,967,024
Total assets	2,093,924	2,206,424	2,001,008	3,508,759	36,075,049
Debt obligations	639,487	652,414	764,889	766,983	17,862
Liabilities of consolidated Och-Ziff funds	27,587	29	—	8	14,260,142
Total liabilities	1,666,287	2,016,743	2,222,144	3,390,059	15,050,088
Shareholders’ deficit attributable to Class A Shareholders (post-IPO) or partners’ equity (pre-IPO)	(351,555)	(374,312)	(430,107)	(172,755)	1,247,664
Partners’ and others’ interests in consolidated subsidiaries	779,192	563,993	208,971	291,455	19,777,297
Total shareholders’ equity (deficit)	427,637	189,681	(221,136)	118,700	21,024,961

Assets Under Management
Balance—beginning of period	$23,079,796	$26,954,606	$33,387,455	$22,621,115	$15,627,165
Net flows	2,692,705	(8,052,634)	(722,135)	7,591,631	4,135,235
Appreciation (depreciation)	2,162,195	4,177,824	(5,710,714)	3,174,709	2,858,715

Balance—End of Period	$27,934,696	$23,079,796	$26,954,606	$33,387,455	$22,621,115

Och-Ziff Funds Segment—Economic Income
Management fees	$422,940	$357,517	$571,274	$476,907	$302,835
Incentive income	446,228	348,915	12,201	637,243	651,498
Other revenues	1,290	1,447	3,554	11,391	5,788

Total Segment Revenues	870,458	707,879	587,029	1,125,541	960,121

Compensation and benefits	207,413	193,911	141,255	207,379	184,962
Non-compensation expenses	81,849	89,987	129,970	99,723	46,174

Total Segment Expenses	289,262	283,898	271,225	307,102	231,136

Net losses on joint ventures	(300)	—	—	—	—

Segment Economic Income	$580,896	$423,981	$315,804	$818,439	$728,985

Economic Income for Other Operations—Non-GAAP	$(14,138)	$(20,302)	$(11,395)	$191	$573

Economic Income for the Company—Non-GAAP	$566,758	$403,679	$304,409	$818,630	$729,558

Deferred incentive income allocations to us, as general partner, previously deferred through net loss allocated to partners’ and others’ interests in consolidated subsidiaries have been reclassified to deferred income from consolidated Och-Ziff funds within other income (loss) in the consolidated statements of operations. These amounts relate to incentive income allocated to us that continues to be subject to clawback by certain consolidated funds. See Note 2 to our consolidated financial statements included in this annual report for additional information.

Prior to the adoption of guidance on noncontrolling interests in consolidated financial statements (originally issued as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, and subsequently codified within FASB ASC Topic 810) on January 1, 2009, losses were allocated to partners’ and others’ interests in consolidated subsidiaries to the extent that cumulative losses did not reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. Subsequent to the adoption of the new accounting treatment on January 1, 2009, the Company no longer absorbs losses when cumulative losses reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. As a result, the net loss allocated to partners’ and others’ interests in consolidated subsidiaries and the net loss allocated to Class A Shareholders in 2010 and 2009 is not comparable to the amounts presented in prior years.

For periods prior to the Reorganization, income allocations to our partners, other than to Daniel S. Och, and the Ziffs were recognized as expenses in our financial statements. As part of the Reorganization, the interests held by our partners and the Ziffs were reclassified into common equity interests directly in the Och-Ziff Operating Group. Following the Reorganization, allocations to our partners and the Ziffs are recorded within net income (loss) allocated to partners’ and others’ interests in consolidated subsidiaries. The reclassification of our partners’ and the Ziffs’ interests into equity interests resulted in significant one-time Reorganization expenses and will result in continuing significant non-cash Reorganization expenses through 2012. Accordingly, total expenses reflected in our historical results are not indicative of amounts expected to be recognized in future periods.

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

Economic Income is a measure of pre-tax operating performance that excludes the following from our results on a U.S. GAAP basis: income allocations to our partners and the Ziffs on their direct interests in the Och-Ziff Operating Group; Reorganization expenses related to the Offerings; equity-based compensation expenses; depreciation and amortization expenses; changes in the tax receivable agreement liability; net gains on early retirement of debt; net earnings (losses) on the deferred balances and net gains(losses) on investments in Och-Ziff funds; and amounts related to the consolidated Och-Ziff funds, including the related eliminations of management fees and incentive income. In addition, the full amount of deferred cash compensation and expenses related to compensation arrangements indexed to annual investment performance are recognized on the date they are determined (generally in the fourth quarter of each year).

For a reconciliation of Economic Income of the Och-Ziff Funds segment and its components to the respective U.S. GAAP basis for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 14 to our consolidated financial statements included in this annual report.

Economic Income for our Other Operations is a non-GAAP measure that is calculated on the same basis as the methodology that is used to calculate Economic Income for the Och-Ziff Funds segment. Management also evaluates Economic Income for the Company, which is a non-GAAP measure that equals the sum of Economic Income for the

Och-Ziff Funds segment and for our Other Operations. Our non-GAAP financial measures should not be considered as alternatives to our U.S. GAAP net loss or cash flow from operations, or as indicative of liquidity or the cash available to fund operations. Our non-GAAP measures may not be comparable to similarly-titled measures used by other companies. For reconciliations of these non-GAAP measures to the respective U.S. GAAP measures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Income Reconciliations” included in this annual report.

The following table presents our net loss allocated to Class A Shareholders and basic and diluted net loss per Class A Share for the years ended December 31, 2010, 2009 and 2008, and for the period from November 14, 2007 (date of the Offerings) to December 31, 2007. Loss per Class A Share information for periods prior to the Offerings is not presented, as we were not a public company and had a sole equity holder entitled to all earnings.

	Year Ended December 31,			November 14, 2007 through December 31, 2007
	2010	2009	2008
Net Loss Allocated to Class A Shareholders (in thousands)	$(294,413)	$(297,429)	$(510,596)	$(826,559)

Net Loss Per Class A Share
Basic and Diluted	$(3.35)	$(3.79)	$(6.86)	$(11.15)

Average Class A Shares Outstanding
Basic and Diluted	87,910,977	78,387,368	74,398,336	74,138,572

Our Class B Shares represent voting interests only and do not participate in the earnings of the Company. Accordingly, no earnings (loss) per share information related to our Class B Shares is presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of this annual report. Actual results may differ materially from those contained in any forward-looking statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. An investment in our Class A Shares is not an investment in any of our funds.

OVERVIEW

Our Business

We are one of the largest institutional alternative asset managers in the world, with approximately $28.4 billion in assets under management as of February 1, 2011. We provide asset management services through our funds globally. Our funds seek to generate consistent, positive, risk-adjusted returns across market cycles with low volatility and low correlation to the equity markets. We have always limited our use of leverage to generate investment performance and we emphasize preservation of capital. Our assets under management are generally invested on a multi-strategy basis across multiple geographies. Our primary investment strategies are: convertible and derivative arbitrage, credit, long/short equity special situations, merger arbitrage, private investments and structured credit. Our fund investors value our funds’ consistent performance history, our global investing expertise, our diverse investment strategies and our strong focus on risk management and a robust operational infrastructure.

Overview of Our 2010 Results

As of December 31, 2010, our assets under management were $27.9 billion. This amount reflects an increase of approximately $4.8 billion, or 21%, from $23.1 billion as of December 31, 2009, resulting from net capital inflows of $2.7 billion and performance-related appreciation of $2.2 billion. Throughout 2010, our net capital inflows reflected ongoing demand from a diversified mix of existing and new fund investors. The composition of our fund investor base as of December 31, 2010 remained generally consistent with the composition as of December 31, 2009. We believe that our 2010 inflows were at the high end of the range of those allocated to absolute return managers. We believe that institutional investors will look to hedge funds to further diversify their holdings and increase the proportion of non-correlated returns in their portfolios. As a result, we think that capital flows to hedge funds will accelerate further in 2011.

For 2010, we reported a U.S. GAAP net loss allocated to Class A Shareholders of $294.4 million, compared to a net loss of $297.4 million for 2009. The U.S. GAAP net loss in both periods primarily resulted from non-cash Reorganization expenses associated with our initial public offering in November 2007 of $1.6 billion and $1.7 billion for the years ended December 31, 2010 and 2009, respectively.

We reported Economic Income for the Company1 of $566.8 million for 2010, compared with $403.7 million for 2009. The increase was principally attributable to the Och-Ziff Funds segment due to a combination of higher revenues due primarily to a 28% increase in incentive income year-over-year resulting from the absence of high-water marks, as well as higher management fees due to the growth in assets under management. Also contributing to the increase were lower non-compensation expenses. Partially offsetting the increase were higher compensation expenses due primarily to increased discretionary cash bonuses.

Overview of 2010 Fund Performance

During 2010, our funds generated positive, risk-adjusted returns with low volatility and low correlation to the markets. This performance reflected the effect of our multi-strategy investment process, which enabled us to efficiently adjust our capital allocations based on our evaluation of the risk/return opportunities within each of our

[1]	Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, see “—Economic Income Analysis.”

strategies and the markets overall. Our performance also reflected the level of diversification we maintain in our portfolios. As market conditions improved and uncertainty in the United States and Europe declined throughout the year, we increased investment levels in our funds due to our perception of increased opportunities in several of our strategies.

During 2010, the OZ Master Fund generated a net return of 8.5%, the OZ Europe Master Fund a net return of 7.5%, the OZ Asia Master Fund a net return of 9.9% and the OZ Global Special Investments Master Fund a net return of 13.4%.2 We were active in all of our strategies at varying points throughout 2010, and all contributed to the performance of our funds. The most significant contributors to our year-to-date performance was structured and distressed credit-related strategies in the United States and Europe and long/short equity special situations globally.

Financial Market and Capital Flow Environment

Our ability to generate management fees and incentive income is impacted by the financial markets, which influences our ability to generate returns for our fund investors, and by the amount of capital flowing into and out of the hedge fund industry, which impacts our ability to retain existing investor capital and the amount of new assets we attract.

Financial Market Environment

Our ability to successfully generate consistent, positive, risk-adjusted returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each investment strategy may be materially affected by conditions in the financial markets and by other global economic conditions.

During 2010, market conditions were volatile and challenging during much of the year, but stabilized during the fourth quarter. In early 2010, U.S. economic conditions continued to appear weak with high unemployment, concerns about a double dip recession, and lack of consensus on the impact of accommodative monetary policy being key indicators that weighed on market sentiment. Concerns about a sovereign debt crisis in Europe and the ensuing impact on other developed economics also contributed to weaker and often volatile market conditions during the middle of last year. During the third and fourth quarters, global equity markets were volatile but performed strongly, with a higher degree of sentiment that the U.S. economic recovery was strengthening and that global market conditions were improving with the most significant risks related to Europe abating. Primary market new issuance activity increased and was strong during the second half. Credit markets improved as the year progressed and volatility declined.

In 2011, we believe that the opportunity set for our strategies is much broader than what we saw during the same period a year ago. Specifically, we anticipate that we will see further acceleration in equity event-driven activity globally and continued opportunities in structured credit.

Capital Flow Environment

Capital flows into the hedge fund industry increased throughout 2010 and we believe that they will accelerate further during 2011. We believe that fund investor interest in the hedge fund industry remains strong, driven by pension funds, private banks and corporations, among others. We believe that allocations from these institutions in 2010 were driven primarily by their desire to diversify their investment portfolios and to seek non-volatile returns to enhance the yield of their portfolios. We expect this to continue in 2011.

[2]	For important information about our fund performance data, please see “—Fund Performance Summary” below.

ASSETS UNDER MANAGEMENT

Competitive investment performance in rising markets and preservation of fund investor capital during periods of market volatility or decline are key determinants of the long-term success of our business. These attributes enable us to attract additional assets under management from both existing and new fund investors, as well as minimize redemptions of capital from our funds. Growth in assets under management in turn drives growth in our revenues and earnings. Conversely, poor investment performance slows our growth by decreasing our assets under management and increasing the potential for redemptions from our funds.

Our assets under management are a function of the capital that is placed with us by fund investors globally, which we invest on their behalf based on the fund or funds they have selected, and the investment performance we generate for them. We typically accept capital from new and existing investors into our funds on a monthly basis on the first day of each month. Investors in our funds (other than investors in private investments, certain real estate funds and other funds) have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of these lock-up periods, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 45 days prior written notice. However, upon the payment of a redemption fee to the funds and upon giving 30 days prior written notice (subject to certain limitations), certain investors may redeem capital during their lock-up period. The lock-up requirements for the funds may generally be waived or modified at the sole discretion of the fund’s general partner or board of directors, as applicable. With respect to investors with quarterly redemption rights, requests for redemptions submitted during a quarter generally are paid on the first day of the following quarter. Accordingly, quarterly redemptions generally will have no impact on management fees during the quarter in which they are submitted. Instead, these redemptions will decrease assets under management as of the first day of the following quarter, which reduces management fees for that quarter. With respect to investors with annual redemption rights, redemptions paid prior to the end of a quarter impact assets under management in the quarter in which they are paid, and therefore impact management fees for that quarter.

Information with respect to our assets under management throughout this annual report, including the tables set forth in this discussion and analysis, includes investments by us, our partners, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other related parties, including the reinvestment by our partners of their after-tax proceeds from the Offerings. As of December 31, 2010, approximately 9% of our assets under management represented investments by us, our partners and certain other related parties in our funds. As of that date, approximately 35% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation.

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

Summary of Changes in Assets Under Management

The table below presents the changes to our assets under management and weighted-average assets under management. Weighted-average assets under management exclude the impact of fourth-quarter performance-related appreciation (depreciation) for the periods presented, as these amounts do not impact management fees calculated for that period.

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Balance-beginning of period	$23,079,796	$26,954,606	$33,387,455
Net flows	2,692,705	(8,052,634)	(722,135)
Appreciation (Depreciation)	2,162,195	4,177,824	(5,710,714)

Balance-end of period	$27,934,696	$23,079,796	$26,954,606

Weighted-average assets under management	$25,402,238	$21,411,099	$32,577,358

In 2010, our funds experienced performance-related appreciation of $2.2 billion and capital net inflows of $2.7 billion, which were comprised of $5.4 billion of gross inflows and $2.7 billion of gross outflows. The inflows were driven by increased institutional investor confidence in placing capital with alternative asset managers and, in turn with us, in order to enhance the yield and diversification of their investments. Additionally, assets with three-year measurement periods (see “—Understanding our Results—Revenues—Incentive Income”) comprised a meaningful portion of gross inflows in 2010. The outflows were driven by quarterly redemption requests, which have normalized to levels seen prior to 2008.

In 2009, our funds experienced performance-related appreciation of $4.2 billion and net investor outflows of $8.1 billion, which were comprised of $1.8 billion of gross inflows and $9.9 billion of gross outflows. The outflows were driven primarily by fourth quarter 2008 redemption requests paid on January 1, 2009 of $5.0 billion, first quarter 2009 redemption requests paid on April 1, 2009 of $2.3 billion and second quarter 2009 redemption requests paid on July 1, 2009 of $1.3 billion. The remaining outflows of $1.3 billion occurred over various other months throughout the year. During 2009, our fund investors, primarily our fund-of-fund investors, continued to re-balance, reduce or eliminate their exposures to hedge funds and the capital markets generally in response to challenging market conditions in January and February 2009, and to meet liquidity requirements resulting from investment losses they sustained in the second half of 2008. In addition, our redemptions were adversely impacted because we provided liquidity in accordance with the pre-defined terms of our funds in an environment where many other hedge funds maintained or imposed new constraints on investor redemptions. In the 2009 fourth quarter, we experienced net inflows of $304.1 million, as we believe institutional investors began to re-invest in response to stabilizing market conditions.

In 2008, our assets under management declined substantially primarily due to trading losses, as well as write-downs in our private investments related to unprecedented global capital market conditions, particularly during the second half of 2008. These conditions resulted in substantial declines in the values of most asset classes worldwide, a continued lack of liquidity across the global capital markets, record levels of volatility in the equity markets worldwide, the failures or reorganizations of certain significant global financial institutions and other businesses, and government interventions globally in efforts to stem a deeper global economic crisis. Our business was adversely affected by these global market conditions. As a result, the investment returns in each of our master funds were adversely affected, most significantly in the second half of 2008. In 2008, our funds experienced both performance-related depreciation of $5.7 billion and net investor outflows of $722 million, which were comprised of $4.8 billion of gross inflows and $5.5 billion of gross outflows, as institutional investors re-balanced, reduced or eliminated their exposures to hedge funds and the capital markets generally in response to challenging market conditions. In addition, the performance-related depreciation of our funds resulted in a minimal amount of incentive income earned in 2008.

Assets Under Management by Fund

The following table presents the assets under management of our most significant funds (by asset size):

	December 31,
	2010	2009	2008
	(dollars in thousands)
OZ Master Fund	$19,624,979	$15,576,929	$16,396,290
OZ Europe Master Fund	$2,957,675	$2,956,936	$5,084,094
OZ Asia Master Fund	$1,535,082	$1,246,149	$2,438,913
OZ Global Special Investments Master Fund	$1,240,164	$1,998,854	$1,910,139

Assets under management presented in the table above do not include assets under management related to our real estate and other funds we manage, which totaled approximately $2.6 billion, $1.3 billion and $1.2 billion as of December 31, 2010, 2009 and 2008, respectively. The majority of the increase in these other assets under management was due to assets contributed to various new funds created in order to meet the needs of our fund investors.

OZ Master Fund

In 2010, the $4.0 billion year-over-year increase in assets under management for the OZ Master Fund was driven primarily by a combination of capital net inflows and performance-related appreciation. The OZ Master Fund experienced capital net inflows in all quarters except the third. Also contributing to the capital net inflows in 2010 was the reallocation of capital by our partners from the OZ Global Special Investments Master Fund as further discussed in “—OZ Global Special Investments Master Fund” below. Performance-related appreciation was driven by consistent, positive investment returns throughout the year, with ten months of positive investment performance in 2010.

In 2009, the $819.3 million year-over-year decrease in assets under management for the OZ Master Fund was driven primarily by capital net outflows in the first three quarters. These decreases were partially offset by performance-related appreciation during the year and capital net inflows experienced in the fourth quarter.

OZ Europe Master Fund

In 2010, assets under management for the OZ Europe Master Fund remained relatively flat, as net capital outflows experienced in the first quarter and second half of the year were offset by capital inflows in the second quarter and consistent, positive investment performance in ten months of the year.

In 2009, the $2.1 billion year-over-year decrease in assets under management for the OZ Europe Master Fund was primarily a result of capital net outflows during the year and performance-related depreciation in the first quarter. These decreases were partially offset by performance-related appreciation in the last three quarters of the year.

OZ Asia Master Fund

In 2010, the $288.9 million year-over-year increase in assets under management for the OZ Asia Master Fund was primarily a result of capital net inflows throughout the year and positive investment performance in every month but one.

In 2009, the $1.2 billion year-over-year decrease in assets under management for the OZ Asia Master Fund was primarily a result of capital net outflows partially offset by performance-related appreciation.

OZ Global Special Investments Master Fund

In 2010, the $758.7 million year-over-year decrease in the assets under management for the OZ Global Special Investments Master Fund was driven primarily by the reallocation of capital by our partners to our other funds, partially offset by performance-related appreciation in every month except May.

The partners reallocated $713.9 million of their $1.5 billion of after-tax proceeds from the Offerings, primarily to the OZ Master Fund, in order to further align their interests with our fund investors, as the majority of our fund investors’ capital is in the OZ Master Fund. The change also reflects the fact that our fund investors have become more selective in their appetite for exposure to private investments in favor of the broader investment opportunities available on a multi-strategy basis. The full amount of our partners’ capital continues to be subject to the original 5-year lock-up from the time of our IPO, and the amount remaining in the OZ Global Special Investments Master Fund will continue to be used to invest in our private investments and other strategies in the fund.

In 2009, the $88.7 million year-over-year increase in the assets under management for the OZ Global Special Investments Master Fund was driven by performance-related appreciation, partially offset by capital net outflows.

FUND PERFORMANCE SUMMARY

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

Performance by Fund

The table below presents the performance information for our most significant master funds (by asset size). These net returns represent a composite of the average net returns of the feeder funds that comprise each of the master funds presented and are presented on a total return basis, net of all fees and expenses (except, as noted above, incentive income earned on certain unrealized private investments that could reduce returns at the time of realization) and include the reinvestment of all dividends and income. These net returns also include realized and unrealized gains and losses attributable to certain private and IPO investments that are not allocated to all investors in the funds.

	Net Return for the Year Ended December 31,
	2010	2009	2008
OZ Master Fund	8.5%	23.1%	-15.9%
OZ Europe Master Fund	7.5%	16.4%	-17.4%
OZ Asia Master Fund	9.9%	34.0%	-30.9%
OZ Global Special Investments Master Fund	13.4%	8.4%	-8.3%

OZ Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Master Fund’s return before management fees and incentive income:

	Year Ended December 31,
	2010	2009	2008
Convertible and derivative arbitrage	10%	25%	13%
Credit	17%	19%	23%
Long/short equity special situations	22%	34%	41%
Merger arbitrage	3%	4%	2%
Private investments	13%	1%	21%
Structured credit	35%	17%	0%

Total	100%	100%	100%

As a result of the overall performance of the OZ Master Fund, we earned approximately 74%, 80% and 75% of our incentive income from investors in this fund for the years ended December 31, 2010, 2009 and 2008, respectively.

OZ Europe Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Europe Master Fund’s return before management fees and incentive income:

	Year Ended December 31,
	2010	2009	2008
Convertible and derivative arbitrage	12%	16%	-3%
Credit	29%	46%	39%
Long/short equity special situations	19%	24%	43%
Merger arbitrage	2%	5%	9%
Private investments	13%	0%	12%
Structured credit	26%	9%	0%
Other	-1%	0%	0%

Total	100%	100%	100%

As a result of the overall performance of the OZ Europe Master Fund, we earned approximately 10%, 5% and 7% of our incentive income from investors in this fund for the years ended December 31, 2010, 2009 and 2008, respectively.

OZ Asia Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Asia Master Fund’s return before management fees and incentive income:

	Year Ended December 31,
	2010	2009	2008
Convertible and derivative arbitrage	31%	20%	18%
Credit	4%	9%	-3%
Long/short equity special situations	52%	71%	66%
Merger arbitrage	2%	0%	2%
Private investments	18%	0%	17%
Other	-7%	0%	0%

Total	100%	100%	100%

As a result of the overall performance of the OZ Asia Master Fund, we earned approximately 5%, 3% and 6% of our incentive income from investors in this fund for the years ended December 31, 2010, 2009 and 2008, respectively.

OZ Global Special Investments Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Global Special Investments Master Fund’s return before management fees and incentive income:

	Year Ended December 31,
	2010	2009	2008
Convertible and derivative arbitrage	0%	-7%	-17%
Credit	6%	6%	0%
Long/short equity special situations	13%	73%	49%
Merger arbitrage	2%	9%	2%
Private investments	32%	-1%	66%
Structured credit	49%	20%	0%
Other	-2%	0%	0%

Total	100%	100%	100%

As a result of the overall performance of the OZ Global Special Investments Master Fund, we earned approximately 7%, 6% and 10% of our incentive income from investors in this fund for the years ended December 31, 2010, 2009 and 2008, respectively.

UNDERSTANDING OUR RESULTS

Revenues

Our operations have been financed primarily by cash flows generated by our business. Our principal sources of revenues are management fees and incentive income. For any given fiscal period, our revenues are influenced by the amount of our assets under management, the investment performance of our funds and the timing of when we recognize incentive income for certain assets under management as discussed below.

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

Management Fees.    Management fees typically range from 1.5% to 2.5% annually of assets under management and currently average approximately 1.7%. This average rate takes into account the effect of non-fee paying assets under management, the management fee charged on capital contributed and the management fee on capital redeemed. Management fees are generally calculated and paid to us on a quarterly basis at the beginning of the quarter, based on assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the management fee rates charged on new capital compared with the rates on capital that is redeemed, and the relative magnitude and timing of inflows and redemptions during the respective quarter.

Incentive Income.    We earn incentive income based on the performance of our funds. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor, but excludes unrealized profits on private investments. We do not recognize incentive income until the end of the measurement period when the amounts are contractually payable, or “crystallized.”

The measurement period for most of our assets under management is on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31st. We may recognize incentive income during the first three quarters of the year related to assets subject to three-year measurement periods, as well as assets in our real estate funds and certain other funds we manage. Additionally, we may recognize incentive income from tax distributions related to these assets. Finally, we may also recognize incentive income related to fund investor redemptions during the first three quarters of the year.

The measurement periods with respect to approximately 13% of our assets under management as of December 31, 2010 are based on measurement periods longer than one year and include assets subject to three-year measurement periods, as well as our real estate funds and certain other funds that we manage. Incentive income related to assets subject to three-year measurement periods is generally not earned until the end of the three-year period and is based on the cumulative performance over the three-year period. The three-year measurement period with respect to a portion of these assets will begin to expire in 2012. Incentive income related to our real estate funds and certain other funds we manage is generally not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these assets, as well as those with three-year measurement periods, is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark.

As of January 1, 2010, all of our funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning we will not be able to earn incentive income with respect to a fund investor’s investment loss in the year or years following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark. Prior to January 1, 2010, most of our funds had a one-year high-water mark. Since our inception, we have surpassed essentially all of our high-water marks in the year following negative investment performance. Accordingly, high-water marks have not affected incentive income in any year other than the year immediately following a loss. The impact of the change from a one-year high-water mark to a perpetual high-water mark on future incentive income is dependent on our ability to recover any losses in the year following such losses. As of December 31, 2009, we had surpassed virtually all of the high-water marks in our funds resulting from the losses experienced by our funds in 2008.

Income of Consolidated Och-Ziff Funds.    Revenues recorded as income of consolidated Och-Ziff funds consists of interest income, dividend income and other miscellaneous items.

Expenses

Our operating expenses consist of the following:

•

Compensation and Benefits.    Compensation and benefits is comprised of salaries and benefits, payroll taxes, discretionary and guaranteed cash bonus expense and equity-based compensation primarily in the form of Class A restricted share units, or “RSUs.” On an annual basis, compensation and benefits comprise the most significant portion of total expenses, with discretionary cash bonuses comprising the majority of total compensation and benefits. These cash bonuses are funded by total annual revenues, which are significantly influenced by the incentive income we earn for the year. Annual discretionary cash bonuses in a year with no high-water marks in effect are generally determined and expensed in the fourth quarter each year.

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

Allocation of Deferred Balances and Related Taxes to Non-Equity Interests.    Allocation of deferred balances and related taxes to non-equity interests represents the allocations of earnings (losses) on deferred balances to the partners, other than Mr. Och, and the Ziffs, net of any related taxes paid by us on these earnings.

Expenses of Consolidated Och-Ziff Funds.    Expenses recorded as expenses of consolidated Och-Ziff funds consist of interest expense and other miscellaneous expenses.

Other Income (Loss)

Our other income (loss) consists of:

•

Net Earnings (Losses) on Deferred Balances.    Net earnings (losses) on deferred balances represent the changes in fair value of the deferred balances owed to our partners and the Ziffs. Earnings (losses) on deferred balances impact the amounts ultimately paid to our partners and the Ziffs, and therefore do not impact our Class A Shareholders.

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

•

Net Gains on Early Retirement of Debt.    Net gains on early retirement of debt consist of the net gains realized upon the early retirement of $5 million and $100 million of our term loan that occurred during the second and fourth quarters of 2009, respectively.

•

Deferred Income from Consolidated Och-Ziff Funds.    Incentive income allocations from consolidated Och-Ziff funds are recognized through a greater share of these funds’ net earnings being allocated to us, and a correspondingly reduced share of these earnings allocated to investors in the funds (partners’ and others’ interests in consolidated subsidiaries). To the extent we are allocated incentive income by a consolidated Och-Ziff fund before the end of the measurement period and that could be subject to repayment in the event of future losses, we defer the recognition of our share of income through deferred income from consolidated Och-Ziff funds in the consolidated statements of operations and record a corresponding deferred income from consolidated Och-Ziff funds liability within other liabilities in the consolidated balance sheets. The liability is reversed and recognized in earnings when these amounts are no longer subject to repayment.

•

Net Gains (Losses) of Consolidated Och-Ziff Funds.    Net gains (losses) of consolidated Och-Ziff funds consist of realized and unrealized gains and losses on investments held by the consolidated Och-Ziff funds.

Income Taxes

Income taxes consist of our provision for federal, state, local and foreign income taxes, including provisions for deferred income taxes resulting from temporary differences between the tax and U.S. GAAP basis. The computation of the provision requires certain estimates and significant judgment, including, but not limited to, the expected taxable income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences between the tax and U.S. GAAP basis and the likelihood of being able to fully utilize deferred income tax assets existing as of the end of the period. In addition, the amount of incentive income we earn, the resultant flow of revenues and expenses through our legal entity structure, the effect that changes in our Class A Share price may have on the ultimate deduction we are able to take related to the vesting of RSUs, and any changes in future enacted income tax rates may have a significant impact on our income tax provision and effective tax rate.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Revenues
Management fees	$437,816	$364,905	$72,911	20%
Incentive income	446,228	348,915	97,313	28%
Other revenues	1,974	1,739	235	14%
Income of consolidated Och-Ziff funds	38,485	27,729	10,756	39%

Total Revenues	924,503	743,288	181,215	24%

Expenses
Compensation and benefits	361,685	344,432	17,253	5%
Allocation of deferred balances and related taxes to non-equity interests	(27)	19,575	(19,602)	NM
Reorganization expenses	1,626,988	1,704,753	(77,765)	-5%
Interest expense	7,639	12,797	(5,158)	-40%
General, administrative and other	93,998	72,810	21,188	29%
Expenses of consolidated Och-Ziff funds	8,873	4,069	4,804	118%

Total Expenses	2,099,156	2,158,436	(59,280)	-3%

Other Income
Net earnings on deferred balances	—	54,138	(54,138)	NM
Net gains (losses) on investments in Och-Ziff funds and joint ventures	(521)	1,789	(2,310)	NM
Net gains on early retirement of debt	—	21,797	(21,797)	NM
Deferred income from consolidated Och-Ziff funds	(6,805)	(4,285)	(2,520)	59%
Net gains of consolidated Och-Ziff funds	24,103	3,950	20,153	NM

Total Other Income	16,777	77,389	(60,612)	-78%

Loss Before Income Taxes	(1,157,876)	(1,337,759)	179,883	-13%
Income taxes	41,078	37,703	3,375	9%

Consolidated Net Loss	$(1,198,954)	$(1,375,462)	$176,508	-13%

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(904,541)	$(1,078,033)	$173,492	-16%

Net Loss Allocated to Class A Shareholders	$(294,413)	$(297,429)	$3,016	-1%

Revenues

Management Fees.    The following table presents the components of our management fees:

	Year Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Och-Ziff Funds segment	$422,940	$357,517	$65,423	18%
Och-Ziff real estate funds	5,817	4,926	891	18%
Eliminated in consolidation and recurring placement and related service fees netted against management fees above	9,059	2,462	6,597	268%

Total	$437,816	$364,905	$72,911	20%

Management fees increased in 2010 by $72.9 million from 2009, primarily due to the year-over-year increase in assets under management driven by a combination of capital net inflows and performance-related appreciation. Our management fees, before the impact of eliminations, were 1.7% (annualized) of our weighted-average assets under management in 2010 and 2009.

Incentive Income.    Incentive income increased in 2010 by $97.3 million from 2009 primarily due to the absence of high-water marks on our assets under management in 2010, which more than offset the effect of lower year-over-year investment performance in our funds. The investment performance of our funds in 2010 was driven primarily by our structured and distressed credit-related strategies in the United States and Europe and long/short equity special situations globally.

Income of Consolidated Och-Ziff Funds.    Income of consolidated Och-Ziff funds increased in 2010 by $10.8 million from 2009, primarily due to the investment activities of our real estate funds.

Expenses

Compensation and Benefits.    Compensation and benefits expenses increased in 2010 by $17.3 million from 2009. This increase was primarily related to an increase in bonus expense and equity-based compensation, partially offset by a decrease in expenses related to the amortization of deferred cash compensation plans in 2009. Also contributing to the increase was an increase in salaries and benefits due to the increase in our worldwide headcount from 378 at December 31, 2009 to 405 at December 31, 2010.

Allocation of Deferred Balances and Related Taxes to Non-Equity Interests.    Allocation of deferred balances and related taxes to non-equity interests in 2010 relates to a true-up of the taxes allocated to the partners, other than Mr. Och, and the Ziffs that we will pay related to prior-year deferred balances. Amounts incurred in 2009 relate to earnings on deferred balances allocated to our partners, other than Mr. Och, and the Ziffs, net of related taxes.

Reorganization Expenses.    Reorganization expenses decreased in 2010 by $77.8 million from 2009. The decrease in Reorganization expenses was primarily attributable to the decrease in the amortization on certain units forfeited by former partners and subsequently reallocated to the remaining partners. The grant-date fair value of the reallocated units was generally lower than the original grant-date fair value, and therefore the Reorganization expenses associated with the reallocated units decreased. Additionally, the decrease was driven by certain charges incurred in 2009 related to the acceleration of units held by former partners. Assuming no material forfeitures or reallocations, the estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our partners are expected to be approximately $1.6 billion in 2011 and $1.4 billion in 2012.

Interest Expense.    Interest expense decreased in 2010 by $5.2 million from 2009. This decrease was due to lower LIBOR rates and the early retirement of an aggregate of $105 million of our term loan in 2009. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month.

General, Administrative and Other Expenses.    The following table presents the components of our general, administrative and other expenses:

	Year Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Occupancy and equipment	$28,281	$30,157	$(1,876)	-6%
Professional services	21,173	16,933	4,240	25%
Information processing and communications	14,093	13,620	473	3%
Insurance	7,740	12,212	(4,472)	-37%
Business development	7,685	7,606	79	1%
Other expenses	16,394	12,031	4,363	36%

	95,366	92,559	2,807	3%
Changes in tax receivable agreement liability	(1,368)	(19,749)	18,381	-93%

Total General, Administrative and Other	$93,998	$72,810	$21,188	29%

General, administrative and other expenses increased in 2010 by $21.2 million from 2009. This increase was primarily due to the decrease in the tax receivable agreement liability that occurred in 2009 resulting from a decrease in the estimated future tax savings related to the sale of interests in the Och-Ziff Operating Group by our partners and the Ziffs at the time of the Offerings, as well as subsequent exchanges of Och-Ziff Operating Group A Units for Class A Shares. See “—Liquidity and Capital Resources—Tax Receivable Agreement.” Additionally, lower insurance costs were partially offset by an increase in recurring placement and related service fees on assets under management (included within other expenses above) and professional services.

Expenses of Consolidated Och-Ziff Funds.    Expenses of consolidated Och-Ziff funds increased in 2010 by $4.8 million from 2009, primarily due to the investment activities of our real estate funds.

Other Income (Loss)

Net Earnings on Deferred Balances.    There were no earnings on deferred balances in 2010 as substantially all of the deferred balances were collected from the offshore funds and distributed to our partners and the Ziffs at the beginning of the year.

Net Gains (Losses) on Investments in Och-Ziff Funds and Joint Ventures.    The following table presents the components of our net gains (losses) on investments in Och-Ziff funds and joint ventures:

	Year Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds	$(76)	$3,243	$(3,319)	NM
Net losses on joint ventures	(445)	(1,454)	1,009	-69%

Total	$(521)	$1,789	$(2,310)	NM

Net gains (losses) on investments in Och-Ziff funds and joint ventures decreased in 2010 by $2.3 million from 2009. The decrease in net gains (losses) on investments in Och-Ziff funds was primarily due to the distribution of these investments to us at the beginning of 2010, as substantially all of these investments were made by us to economically hedge certain deferred compensation plans indexed to fund performance that were fully vested on December 31, 2009. Net losses on joint ventures decreased in 2010 primarily as a result of increased revenues and lower expenses in our African joint venture.

Net Gains on Early Retirement of Debt.    Net gains on early retirement of debt consist of the net gains realized upon the early retirement of debt that occurred during the second and fourth quarters of 2009. In June 2009, we repurchased and retired $5.0 million of our outstanding term loan for $3.0 million, which resulted in the recognition of a gain of $2.0 million in the consolidated statements of operations. In December 2009, we repurchased and retired an additional $100.0 million of the outstanding balance for $80.0 million, which resulted in the write off of $227 thousand of deferred financing costs for a net gain of $19.8 million.

Deferred Income from Consolidated Och-Ziff Funds.    Deferred income from consolidated Och-Ziff funds increased in 2010 by $2.5 million from 2009, primarily due to an increase in the amount of incentive income allocated to us by the consolidated domestic real estate funds due to additional investment realizations.

Net Gains (Losses) of Consolidated Och-Ziff Funds.    Net gains of consolidated Och-Ziff funds increased in 2010 by $20.2 million from 2009, primarily due to the investment activities of our real estate funds as well as certain other funds consolidated by us.

Income Taxes

Income tax expense increased in 2010 by $3.4 million from 2009. The increase was primarily due to a write-down of our deferred income tax assets in 2009 resulting from a change in future enacted tax rates at the state and local level. In addition, higher profitability in the Och-Ziff Operating Group and certain of its foreign subsidiaries in 2010 also contributed to the increase in income tax expense.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, only a portion of the income we earn is subject to corporate level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes includes U.S. federal, state, local and foreign taxes at an effective tax rate of -3.6% and -2.8% for the years ended December 31, 2010 and 2009, respectively. The reconciling items between our statutory rate and our effective tax rate were due to the following: (i) a portion of the income we earn is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income we earn is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses are non-deductible for income tax purposes.

As of and for the years ended December 31, 2010 and 2009, we were not required to establish a liability for uncertain tax positions.

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries

The following table presents the components of the net loss allocated to partners’ and others’ interests in consolidated subsidiaries:

	Year Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(950,209)	$(1,127,729)	$177,520	-16%
Consolidated Och-Ziff funds	46,104	22,773	23,331	102%
Other	(436)	26,923	(27,359)	NM

Total	$(904,541)	$(1,078,033)	$173,492	-16%

Net loss allocated to partners’ and others’ interests in consolidated subsidiaries decreased in 2010 by $173.5 million from 2009. The decrease in net loss allocated to the Och-Ziff Operating Group A Units was primarily due to improved profitability of the Och-Ziff Operating Group. Additionally, a larger share of losses of the Och-Ziff Operating Group was allocated to us due to a decline in the partners’ and the Ziffs’ direct interests in the Och-Ziff

Operating Group. The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units declined from 79.1% as of December 31, 2009 to 76.0% as of December 31, 2010 as a result of the vesting of RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net loss in future periods as losses of the Och-Ziff Operating Group are allocated to these interests.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Revenues
Management fees	$364,905	$576,265	$(211,360)	-37%
Incentive income	348,915	12,201	336,714	NM
Other revenues	1,739	4,109	(2,370)	-58%
Income of consolidated Och-Ziff funds	27,729	11,809	15,920	135%

Total Revenues	743,288	604,384	138,904	23%

Expenses
Compensation and benefits	344,432	261,830	82,602	32%
Allocation of deferred balances and related taxes to non-equity interests	19,575	(43,079)	62,654	NM
Reorganization expenses	1,704,753	1,698,989	5,764	0%
Interest expense	12,797	33,948	(21,151)	-62%
General, administrative and other	72,810	102,222	(29,412)	-29%
Expenses of consolidated Och-Ziff funds	4,069	3,994	75	2%

Total Expenses	2,158,436	2,057,904	100,532	5%

Other Income (Loss)
Net earnings (losses) on deferred balances	54,138	(141,900)	196,038	NM
Net gains (losses) on investments in Och-Ziff funds and joint ventures	1,789	(11,437)	13,226	NM
Net gains on early retirement of debt	21,797	—	21,797	NM
Deferred income from consolidated Och-Ziff funds	(4,285)	922	(5,207)	NM
Net gains (losses) of consolidated Och-Ziff funds	3,950	(17,634)	21,584	NM

Total Other Income (Loss)	77,389	(170,049)	247,438	NM

Loss Before Income Taxes	(1,337,759)	(1,623,569)	285,810	-18%
Income taxes	37,703	40,066	(2,363)	-6%

Consolidated Net Loss	$(1,375,462)	$(1,663,635)	$288,173	-17%

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(1,078,033)	$(1,153,039)	$75,006	-7%

Net Loss Allocated to Class A Shareholders	$(297,429)	$(510,596)	$213,167	-42%

Revenues

Management Fees.    The following table presents the components of our management fees:

	Year Ended December 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Och-Ziff Funds segment	$357,517	$571,274	$(213,757)	-37%
Och-Ziff real estate funds	4,926	5,245	(319)	-6%
Eliminated in consolidation and recurring placement and related service fees netted against management fees above	2,462	(254)	2,716	NM

Total	$364,905	$576,265	$(211,360)	-37%

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

Expenses

Compensation and Benefits.    Compensation and benefits expenses increased in 2009 by $82.6 million from 2008. This increase was driven primarily by an increase of $60.5 million in bonus compensation and related payroll taxes, which was due to our desire to maintain a competitive compensation structure in a year where we generated strong investment performance but operated for most of the year with high-water marks across all of our funds. In addition, equity-based compensation expenses increased $20.4 million primarily driven by compensation related to our Asia real estate business established in September 2008 and grants made in connection with the admission of new partners into the Och-Ziff Operating Group. Our global headcount was 378 at December 31, 2009 compared to 412 at December 31, 2008.

Allocation of Deferred Balances and Related Taxes to Non-Equity Interests.    Allocation of deferred balances and related taxes to non-equity interests increased in 2009 by $62.7 million from 2008 as a result of an increase in the net earnings on deferred balances, net of taxes, allocated to the pre-Reorganization interests held by our partners, other than Mr. Och, and the Ziffs.

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

The changes in tax receivable agreement liability in 2009 and 2008 were driven by changes to the future enacted tax rates at the state and local level, resulting in a change in the estimated future tax savings related to the sale of interests in the Och-Ziff Operating Group by our partners and the Ziffs at the time of the Offerings, in addition to subsequent exchanges of Och-Ziff Operating Group A Units for Class A Shares. See “—Liquidity and Capital Resources—Tax Receivable Agreement” for additional information.

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

Net Gains (Losses) on Investments in Och-Ziff Funds and Joint Ventures.    The following table presents the components of our net gains (losses) on investments in Och-Ziff funds and joint ventures:

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

Net Gains on Early Retirement of Debt.    Net gains on early retirement of debt consist of the net gains realized upon the early retirement of debt that occurred during the second and fourth quarters of 2009. In June 2009, we repurchased and retired $5.0 million of our outstanding term loan for $3.0 million, which resulted in the recognition of a gain of $2.0 million in the consolidated statements of operations. In December 2009, we repurchased and retired an additional $100.0 million of the outstanding balance for $80.0 million, which resulted in the write off of $227 thousand of deferred financing costs for a net gain of $19.8 million.

Deferred Income from Consolidated Och-Ziff Funds.    Deferred income from consolidated Och-Ziff funds in 2009 represents the deferral of incentive income allocated to us by the consolidated domestic real estate funds due to additional investment realizations. Amounts presented for 2008 represent the reversal of previously deferred incentive income allocated to us by the consolidated domestic real estate funds due to losses experienced in 2008.

Net Gains (Losses) of Consolidated Och-Ziff Funds.    Net gains of consolidated Och-Ziff funds increased in 2009 by $21.6 million from 2008. These net gains (losses) are primarily related to our domestic real estate funds.

Income Taxes

Income tax expense decreased in 2009 by $2.4 million from 2008. This decrease was primarily due to a write-down of deferred income tax assets in 2009 resulting from a change in future enacted tax rates at the state and local level.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, a portion of the income we earn is subject to corporate level tax rates in the U.S. and foreign jurisdictions. The provision for income taxes includes U.S. federal, state, local and foreign taxes at an effective tax rate of -2.8% for the year ended December 31, 2009, compared to an effective tax rate of -2.5% for the year ended December 31, 2008. These effective tax rates differed from our statutory rate for the following reasons: (i) only a portion of the income we earn is subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income we earn is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) Reorganization expenses are non-deductible for income tax purposes.

As of and for the years ended December 31, 2009 and 2008, we were not required to establish a liability for uncertain tax positions.

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries

The following table presents the components of the net loss allocated to partners’ and others’ interests in consolidated subsidiaries:

	Year Ended December 31,		Change
	2009	2008	$	%
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(1,127,729)	$(1,048,929)	$(78,800)	8%
Consolidated Och-Ziff funds	22,773	(9,113)	31,886	NM
Other	26,923	(94,997)	121,920	NM

Total	$(1,078,033)	$(1,153,039)	$75,006	-7%

Net loss allocated to partners’ and others’ interests in consolidated subsidiaries decreased in 2009 by $75.0 million from 2008. The decrease was primarily related to an increase in earnings on deferred balances that were allocated to Mr. Och (included within Other in the table above), offset in part by the increase in net loss allocated to the Och-Ziff Operating Group A Units. As a result of the adoption of new accounting guidance on noncontrolling interests in consolidated financial statements on January 1, 2009, we were not limited in the amount of loss that could be allocated to the Och-Ziff Operating Group A Units in 2009. The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units, which represent an approximately 79.1% economic interest in the Och-Ziff Operating Group as of December 31, 2009, are expected to continue to significantly reduce our net loss in future periods as losses of the Och-Ziff Operating Group are allocated to such interests.

ECONOMIC INCOME ANALYSIS

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$580,896	$423,981	$315,804
Other Operations—Non-GAAP	(14,138)	(20,302)	(11,395)

Total Company—Non-GAAP	$566,758	$403,679	$304,409

We conduct substantially all of our operations through our only reportable segment under U.S. GAAP, the Och-Ziff Funds segment, which provides investment management and asset management services to our funds. Our Other Operations are currently comprised of our real estate business, which manages and provides asset management services to our real estate funds, and investments in new businesses established to expand our private investment platforms.

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

•	Changes in the tax receivable agreement liability and net gains on early retirement of debt, as management does not consider these to be reflective of operating performance;

•

Net earnings (losses) on the deferred balances and net gains (losses) on investments in Och-Ziff funds, as these amounts primarily relate to amounts due to our partners and the Ziffs for pre-IPO deferred incentive income, and amounts due to employees under deferred cash compensation arrangements, as management does not consider these items to be reflective of operating performance; and

•

Amounts related to the consolidated Och-Ziff funds, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total assets under management and fund performance.

In addition, the full amount of deferred cash compensation and expenses related to compensation arrangements indexed to annual investment performance are recognized on the date they are determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on our performance in the year of the award.

For reconciliations of Economic Income of the Och-Ziff Funds segment and its components to the respective U.S. GAAP basis for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 14 to our consolidated financial statements included in this annual report.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Economic Income Revenues
Management fees	$422,940	$357,517	$65,423	18%
Incentive income	446,228	348,915	97,313	28%
Other revenues	1,290	1,447	(157)	-11%

Total Economic Income Revenues	870,458	707,879	162,579	23%

Economic Income Expenses
Compensation and benefits	207,413	193,911	13,502	7%
Non-compensation expenses	81,849	89,987	(8,138)	-9%

Total Economic Income Expenses	289,262	283,898	5,364	2%

Net losses on joint ventures	(300)	—	(300)	NM

Economic Income	$580,896	$423,981	$156,915	37%

Economic Income Analysis

Economic Income for the Och-Ziff Funds segment increased in 2010 by $156.9 million from 2009. This increase was driven primarily by a combination of higher revenues and lower non-compensation expenses, partially offset by higher compensation expenses.

Economic Income Revenues

Management Fees.    Management fees for the segment increased in 2010 by $65.4 million from 2009 due to the growth in assets under management. This growth was driven by a combination of capital net inflows and performance-related appreciation.

Incentive Income.    Incentive income increased in 2010 by $97.3 million from 2009. This increase was driven primarily by the absence of high-water marks on our assets under management in 2010, which more than offset the effect of lower year-over-year investment performance in our funds. The investment performance of our funds in 2010 was driven primarily by our structured and distressed credit-related strategies in the United States and Europe and long/short equity special situations globally.

Economic Income Expenses

Compensation and Benefits.    Compensation and benefits expenses increased in 2010 by $13.5 million from 2009. This increase was primarily attributable to higher discretionary cash bonuses related to the increase in total annual revenues. Also contributing to the year-over-year increase were higher salaries and benefits due to increased headcount.

Non-Compensation Expenses.    The following table presents the components of our non-compensation expenses:

	Year Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Occupancy and equipment	$23,233	$25,758	$(2,525)	-10%
Professional services	19,608	15,147	4,461	29%
Information processing and communications	10,467	9,912	555	6%
Insurance	7,736	12,212	(4,476)	-37%
Interest expense	7,639	12,797	(5,158)	-40%
Business development	7,490	7,406	84	1%
Other expenses	5,676	6,755	(1,079)	-16%

Total Non-Compensation Expenses	$81,849	$89,987	$(8,138)	-9%

Non-compensation expenses decreased in 2010 by $8.1 million from 2009. This decrease was primarily due to lower insurance costs and occupancy and equipment, partially offset by an increase in professional services fees. Also contributing to the year-over-year decline was lower interest expense on our variable rate borrowings resulting from lower LIBOR rates and the early retirement of an aggregate of $105 million of our term loan in 2009. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on the note payable on our corporate aircraft resets on a monthly basis, three business days prior to the start of each month.

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

Other Operations—Economic Income Analysis (Non-GAAP)

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Economic Income for Other Operations—Non-GAAP	$(14,138)	$(20,302)	$(11,395)

Our Other Operations are comprised of our real estate business, which manages and provides asset management services to our real estate funds, and investments in new businesses established to expand certain of our private investment platforms. The businesses within our Other Operations are currently in their early development stages and are not included in the results of the Och-Ziff Funds segment.

The net loss on an Economic Income basis for our Other Operations decreased in 2010 by $6.2 million from 2009. This decrease was primarily the result of lower expenses related to our Asia real estate business and increased management fees related to the launch of our second domestic real estate fund, partially offset by increased compensation expenses related to the domestic real estate business.

The net loss on an Economic Income basis for our Other Operations increased in 2009 by $8.9 million from 2008. This increase was primarily the result of compensation costs associated with our Asia real estate business, which began operations in September 2008, and our domestic real estate business. These increases were partially offset by a year-over-year decline in our share of the start-up costs associated with our African joint venture.

Economic Income for our Other Operations as discussed above is a non-GAAP measure. For reconciliations of Economic Income of our Other Operations to the respective U.S. GAAP net loss for the periods described above, see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

The Company—Economic Income Analysis (Non-GAAP)

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Economic Income for the Company—Non-GAAP	$566,758	$403,679	$304,409

Economic Income for the Company increased by $163.1 million in 2010 from 2009. The increase was primarily attributable to higher revenues and lower non-compensation expenses, partially offset by higher compensation and benefits expenses in the Och-Ziff Funds segment.

Economic Income for the Company increased by $99.3 million in 2009 from 2008. The primary drivers for the increase were higher incentive income and lower non-compensation expenses in the Och-Ziff Funds segment, offset in part by lower management fees in the Och-Ziff Funds segment and higher compensation and benefits expenses in the Och-Ziff Funds segment and Other Operations.

Economic Income for the Company as discussed above is a non-GAAP measure. For reconciliations of Economic Income for the Company to the respective U.S. GAAP net loss for the periods described above, see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

LIQUIDITY AND CAPITAL RESOURCES

The working capital needs of our business have historically been met and continue to be met through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds. We currently do not incur any indebtedness to fund our ongoing operations, but have outstanding indebtedness that was incurred in connection with the Reorganization and to refinance the note payable on our corporate aircraft. We expect that our primary liquidity needs over the next 12 months will be to:

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

Historically, management fees have been more than sufficient to cover all of our “fixed” operating expenses, which we define as salaries and benefits and our non-compensation costs. As explained above under “—Understanding Our Results—Revenues—Incentive Income,” we generally do not recognize incentive income during the first three quarters of the year other than amounts earned as a result of fund investor redemptions during the period or, beginning in 2012, amounts earned from fund investors subject to three-year measurement periods. Additionally, we may recognize a portion of incentive income prior to the end of the three-year period to cover any tax liability we may incur due to unearned incentive income related to these assets under management.

We cannot predict the amount of incentive income, if any, which we may earn in any given year. Accordingly, we do not rely on incentive income to meet our fixed operating expenses. Total annual revenues, which typically have been influenced by the amount of annual incentive income we earn, historically have been sufficient to fund all of our other working capital needs, including annual discretionary cash bonuses. These cash bonuses, which historically have comprised our largest operating expense, are variable such that, in any year where total annual revenues are greater or less than the prior year, cash bonuses may be adjusted accordingly. Our ability to scale our largest operating expense to our total annual revenues helps us manage our cash flow and liquidity position from year to year.

Based on our past results, management’s experience and our current level of assets under management, we believe that our existing cash resources, together with the cash generated from management fees, will be sufficient to meet our anticipated fixed operating expenses and capital expenditure requirements for at least the next 12 months. As we have done historically, we will determine the actual amount of discretionary cash bonuses for 2011 during the fourth quarter and intend to fund this amount through total annual revenues. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.

Our term loan, discussed below under “—Debt Obligations—Term Loan,” matures in July 2012, and the balance on our aircraft loan, discussed below under “—Debt Obligations—Aircraft Loan,” is payable in May 2011. To date, we have used cash on hand to repurchase and retire $105 million of the outstanding principal amount of our term loan. In addition, as of December 31, 2010, we had repaid an additional $16.9 million of the outstanding balance on our term loan from cash on hand, as we are required to make quarterly payments in an aggregate annual amount equal to 1% of the original loan balance. We may continue to use cash on hand to repay the term loan and the aircraft loan in part or in full prior to their maturity dates, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of those dates, we will be required to either refinance the obligations by entering into new facilities, which could result in higher borrowing costs, or raise cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to enter into new facilities or issue equity or other securities in the future on attractive terms or at all. Any new facilities that we may be able to enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted.

For our other longer-term liquidity requirements, we expect to continue to fund our fixed operating costs through management fees and to fund discretionary cash bonuses and the repayment of our debt obligations through a combination of management fees and incentive income. We may also decide to meet these requirements by issuing debt or additional equity or other securities. Over the long term, we believe we will be able to grow our assets under management and generate positive investment performance in our funds, which we expect will allow us to grow our management fees and incentive income in amounts sufficient to cover our long-term liquidity requirements.

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

Market conditions and other factors may make it more difficult or costly to raise or borrow additional funds. Excessive costs or other significant market barriers may limit or prevent us from maximizing our growth potential and flexibility.

Debt Obligations

Term Loan.    On July 2, 2007, we entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75%. The term loan will mature in July 2012 and is secured by a first priority lien on substantially all of our assets. The term loan is payable in equal quarterly installments, which began on December 31, 2008, in an aggregate annual amount equal to 1% of the original principal amount borrowed under the term loan, and the balance will be payable upon maturity. In June 2009, we repurchased and retired $5.0 million of the outstanding balance for $3.0 million, and in December 2009, we repurchased and retired an additional $100.0 million of the outstanding balance for $80.0 million. As of December 31, 2010, the total outstanding amount of the term loan was $628.2 million.

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

The term loan permits us to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, we are in compliance with a leverage ratio (as defined in the credit agreement) of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of December 31, 2010, we have not incurred any unsecured indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A Shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan.

The term loan also limits the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of December 31, 2010, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

The terms of the amended note also require us to make one or more prepayments of the note or post cash collateral with the lender in the event that the outstanding principal balance of the loan at any time exceeds an amount equal to 65% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender that may not be exercised more than once every 12 months. During the second quarter of 2010, we paid $3.4 million of the note payable and applied $2.0 million of collateral previously posted with the lender against the remaining principal balance. As of December 31, 2010, the remaining principal balance of the note payable was $11.3 million.

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

As of December 31, 2010, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our partners and the Ziffs approximately $783.6 million over the next 12 to 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including those described below:

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

Other Future Liquidity and Capital Needs

Restricted Share Units (RSUs).    Substantially all of the RSUs that we have awarded to date accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividends. The dividend equivalents will be paid if and when the related RSUs vest. Our Board of Directors has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We currently withhold shares to satisfy the tax withholding obligations of holders of vested RSUs and dividend equivalents, which results in the use of cash from operations or borrowings to satisfy these tax withholding payments.

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

Distributions

The following table presents the cash dividends declared on our Class A Shares and the related cash distributions to our partners and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

Class A Shares			Related Distributions to the Partners and the Ziffs (dollars in thousands)
Payment Date	Record Date	Dividend per Share
February 25, 2011	February 18, 2011	$0.71	$264,876
November 18, 2010	November 11, 2010	$0.10	$42,519
August 19, 2010	August 12, 2010	$0.11	$44,874
May 11, 2010	April 1, 2010	$0.09	$34,315
February 18, 2010	December 31, 2009	$0.58	$198,852
November 10, 2009	October 1, 2009	$0.07	$27,965
August 11, 2009	July 1, 2009	$0.02	$8,654
May 11, 2009	April 1, 2009	$0.05	$29,554
February 19, 2009	December 31, 2008	$0.05	$15,555

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

Our ability to make cash distributions to our partners and the Ziffs and pay dividends to our Class A Shareholders depends on a number of factors that our Board of Directors takes into account as it may deem relevant. These factors include: revenues earned and profits generated by the Och-Ziff Operating Group; general economic and business conditions; our strategic plans and prospects; the impact of tax and other regulatory factors relevant to our structure and operations; our business and investment opportunities; our financial condition and operating results; our working capital requirements and anticipated cash needs; the need or ability of the Och-Ziff Operating Group to secure additional sources of liquidity; and contractual obligations, including payment obligations pursuant to the tax receivable agreement, our term loan and other indebtedness. If we generate insufficient cash flows from operations to make such distributions or payments, we may need to borrow funds or sell assets, subject to existing contractual obligations. In addition, we may not be able to obtain additional financing on terms that are acceptable, if at all.

The declaration and payment of future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy at any time. In determining whether to pay any dividend our Board of Directors will take into account such factors as it may deem relevant, including those noted above. Depending on the facts and circumstances at any given time, our Board of Directors may determine to reduce, increase or suspend from time to time at any time, the payment of dividends to our Class A Shareholders.

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

We also follow a thorough risk management process and regularly monitor the liquidity of our funds’ portfolios in relation to economic and market factors and the timing of potential investor redemptions. As a result of this process, we may determine to reduce exposure or increase the liquidity of our funds’ portfolios at any time, whether in response to global economic and market conditions, redemption requests or otherwise. For these reasons, we believe we will be well prepared to address market conditions and redemption requests, as well as any other events, with limited impact on our funds’ liquidity position. Nevertheless, significant redemptions made during a single quarter could adversely affect our funds’ liquidity position, as we may meet redemptions by using our funds’ available cash or selling assets (possibly at a loss). Such actions would result in lower assets under management, which would reduce the amount of management fees and incentive income we may earn. Our funds could also meet redemption requests by increasing leverage, provided we are able to obtain financing on reasonable terms, if at all. We believe our funds have sufficient liquidity to meet any anticipated redemptions for the foreseeable future.

Cash Flows Analysis

Operating Activities.    Net cash provided by operating activities was $543.7 million, $256.4 million and $733.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. For each period, net cash flows from operating activities were primarily related to the collection of prior-year incentive income and current-year management fees, less interest expense and other operating expenses. Also included in net cash provided by operating activities was the collection of $232.1 million, $208.0 million and $343.9 million of deferred balances in 2010, 2009 and 2008, respectively. These amounts were in turn distributed to our partners and the Ziffs, net of taxes. The amounts distributed to our partners, other than Mr. Och, and the Ziffs were recorded as operating-related cash on their pre-IPO non-equity interests. The deferred balances distributed to Mr. Och, net of taxes, in the amount of $129.9 million, $122.4 million and $577.2 million in 2010, 2009 and 2008, respectively, were recorded as financing-related cash outflows, as these were distributions on Mr. Och’s pre-IPO equity interest. Additionally, cash flows from operating activities also include the investment activities of our consolidated funds.

Investing Activities.    There were no significant changes in the net cash provided by (used in) investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated statements of cash flows.

Financing Activities.    Net cash used in financing activities was $501.4 million, $255.4 million and $1.2 billion for the years ended December 31, 2010, 2009 and 2008, respectively. For each period, net cash flows from financing activities were primarily related to the dividends paid of $74.0 million, $14.8 million and $104.9 million, respectively, to our Class A Shareholders and distributions to our partners and the Ziffs of $318.3 million, $81.6 million and $537.4 million, respectively, on their Och-Ziff Operating Group A Units. As discussed above, deferred balances distributed to Mr. Och, net of taxes, in the amount of $129.9 million, $122.4 million and $577.2 million in 2010, 2009 and 2008, respectively, were recorded as financing-related cash outflows. In 2009 we also repaid $112.5 million of the face value of our term loan for $90.5 million. Additionally, cash flows from financing activities also include contributions from and distributions to the fund investors in our consolidated funds.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations as of December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2011	2012-2013	2014-2015	2016 and Thereafter	Total
	(dollars in thousands)
Long-term debt, including interest thereon(a)	$25,696	$625,654	$—	$—	$651,350
Operating leases(b)	16,342	35,258	35,213	73,514	160,327
Tax receivable agreement(c)	37,050	79,082	87,003	580,466	783,601
Purchase obligations(d)	1,000	—	55,000	—	56,000

Total Contractual Obligations	$80,088	$739,994	$177,216	$653,980	$1,651,278

(a)	Long-term debt represents our term loan entered into in July 2007 and the note payable entered into in May 2008 used to refinance the remaining principal balance on the original note for our corporate aircraft. In addition, expected future interest payments on these loans has been included using the LIBOR rates that were in effect as of December 31, 2010.

(b)	Operating leases are related to rental payments to be made under various leases for office space and computer hardware.

(c)	Tax receivable agreement represents our obligation to pay our partners and the Ziffs 78% of realized future tax savings resulting from the purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings, and the future taxable exchanges of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis (or, at our option, a cash equivalent). The amounts presented above represent the maximum amounts that would be payable under the tax receivable agreement assuming that we will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. See “—Liquidity and Capital Resources—Tax Receivable Agreement” for more information.

(d)	In August 2008, we paid $3.0 million for an option to purchase a replacement corporate aircraft. We have the right to terminate the option any time prior to delivery of the aircraft, which is scheduled for 2015. If we terminate the option, we may be entitled to a refund of $1.5 million of the $3.0 million option price. Our aircraft is used primarily for business purposes.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to our consolidated financial statements included in this annual report for a description of our accounting policies. The following is a summary of what we believe to be our most critical accounting policies and estimates:

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

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Fair value is determined using quoted prices that are available in active markets for identical assets or liabilities as of the measurement date. Assets and liabilities that would generally be included in this category include certain listed equities and listed derivatives. While our funds hold Level I assets and liabilities in their portfolios, as of December 31, 2010, we did not hold any Level I liabilities directly or indirectly through the consolidated funds.

•

Level II – Fair value is determined using quotations received from dealers making a market for these assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing vendors (“independent pricing services”), the use of models, or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the measurement date. Consideration is given to the nature of the broker quotes (e.g., indicative or executable). Assets and liabilities for which executable broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level II. Assets and liabilities that would generally be included in this category include certain corporate bonds, certain credit default swap contracts, certain bank debt, less liquid and restricted equity securities, forward contracts and certain over-the-counter (“OTC”) derivatives. While our funds hold Level II assets and liabilities in their portfolios, as of December 31, 2010, we did not hold any Level II assets or liabilities directly or indirectly through the consolidated funds.

•

Level III – Fair value is determined using pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The fair value for assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of such assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. Assets and liabilities that would generally be included in this category include equity and debt securities issued by private entities, limited partnerships, structured products, certain corporate bonds, certain credit default swaps, certain bank debt and certain OTC derivatives. While our funds hold Level III assets and liabilities in their portfolios, as of December 31, 2010, we did not hold any Level III liabilities directly or indirectly through the consolidated funds.

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

As of December 31, 2010, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 45% within Level I; approximately 26% within Level II; and approximately 29% within Level III. As of December 31, 2009, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 39% within Level I; approximately 31% within Level II; and approximately 30% within Level III. The classification of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant.

A portion of our funds’ Level III assets relate to private or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

Valuation of Investments.    Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants as of the measurement date. The fair value of our funds’ investments is based on observable market prices when available. Such values are generally based on the last sales price.

We, as the investment manager of the Och-Ziff funds, determine the fair value of investments that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. The methods and procedures to value these investments may include, but are not limited to: (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from the issuers; (iii) calculating the present value of future cash flows; (iv) assessing other analytical data and information relating to the investment that is an indication of value; (v) obtaining information provided by third parties; (vi) reviewing of amounts invested in these investments; and (vii) evaluating financial information provided by the management of these investments. See Note 4 to our consolidated financial statements included in this annual report for additional information.

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

We employ resources to help ensure that the Financial Control and Internal Audit Groups are able to function at an appropriate quality level. We believe our internal control infrastructure utilizes an effective and appropriate level of segregation of duties. Specifically, the Financial Control Group is responsible for establishing and monitoring compliance with valuation policies, as well as reporting compliance with these policies to our Audit Committee. Our Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an independent assessment of the design and effectiveness of controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, our Internal Audit Group meets with management periodically to evaluate and provide guidance on the existing risk framework and control environment assessments. Within our trading and investing functions, we have established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources, and fair valuation hierarchy coding within our financial reporting system. The appropriate internal and external resources with technical expertise and product, market and industry knowledge, perform independent verification of prices, profit and loss review, and validation of the models used in our valuation process.

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

As of December 31, 2010 and 2009, our only assets carried at fair value were the deferred balances and the investment holdings of the consolidated Och-Ziff funds. The deferred balances and the investments held by the consolidated Och-Ziff funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy.

The following table presents the fair values of assets classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

Assets Recorded at Fair Value	December 31, 2010	Valuation Technique
	(dollars in thousands)
Deferred balances, at fair value	$2,913	Deferred balances are valued based on net asset value information provided by the underlying funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments.
Investments, at fair value (assets of consolidated Och-Ziff funds)	419,024	Investments of the consolidated Och-Ziff funds are generally based upon discounted cash flows, a multiple of earnings, broker quotes or as determined in good faith with third-party input or other observable market inputs, where available. See Note 4 to the consolidated financial statements for additional information.

Total Level III assets, at fair value	421,937
Level III assets for which we do not bear economic exposure	(418,998)

Net Economic Exposure to Level III Assets	$2,939

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

Impact of fair value measurement on our results.    A 10% change in the estimate of fair value of the investments held by our funds would have the following effects on our results:

	Och-Ziff Funds (excluding real estate and certain other funds)	Och-Ziff Real Estate and Certain Other Funds

Management fees	Generally, a 10% change in the period subsequent to the change in fair value, as management fees are charged based on the assets under management at the beginning of the period.	None, as management fees are generally charged based on committed capital during the original investment period and invested capital thereafter.

Incentive income	Generally, an immediate 10% impact if the change in fair value continues at the end of the measurement period, at which time incentive income is recognized.	None, as incentive income is based on realized profits, subject to clawback.

As management fees are charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of January 1, 2011 would impact management fees calculated on such date by approximately $11.3 million.

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

Income Taxes

We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, a valuation allowance is established when management believes it is more likely than not that a deferred income tax asset will not be realized.

Substantially all of our deferred income tax assets relate to the goodwill and other intangible assets deductible for tax purposes by Och-Ziff Corp that arose in connection with the purchase of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings, subsequent exchanges of Och-Ziff Operating Group A Units for Class A Shares and subsequent payments to our partners and the Ziffs made under the tax receivable agreement, in addition to any related net operating loss carryforward. In accordance with relevant provisions of the Internal Revenue Code, we expect to take these goodwill and other intangible deductions over the 15-year period following the Offerings and the additional 20-year loss carryforward period available to us. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.

We generated taxable income in the amount of $61.9 million in 2010 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 12-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported net losses on a U.S. GAAP basis, and expect to continue to report a U.S. GAAP net loss through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods and, as of December 31, 2010, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets. As of December 31, 2010, we had $93.7 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2030. Additionally, as of December 31, 2010, we had $117.9 million of net operating losses available to offset future taxable income for state and $107.6 million for local income tax purposes that will expire between 2028 and 2030.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $27.6 billion as of January 1, 2011, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance. Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred income tax assets related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our partners and the Ziffs under the tax receivable agreement equal to approximately 78% of such amount; therefore, net earnings would only be impacted by 22% of any valuation allowance recorded against the deferred income tax assets.

Actual taxable income may differ from the estimate described above, which was prepared solely for the purpose of determining whether we currently expect to have sufficient future taxable income to realize the deferred income tax assets. Furthermore, actual or estimated future taxable income may be materially impacted by significant changes in assets under management, whether as a result of fund investment performance or fund investor contributions or redemptions, significant changes to the assumptions underlying our estimates, future changes in income tax law, state income tax apportionment or other factors.

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward, as of December 31, 2010. We have, however, determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance in the amount of $3.9 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

The Financial Accounting Standards Board (“FASB”) has issued various changes to the Codification that went into effect during 2010. The following is an overview of the more significant changes relevant to us and the expected impact, if any, on future trends:

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-10, Amendments to Statement 167 for Certain Investment Funds. ASU 2010-10 defers the effective date of ASU 2009-17 (see below) for certain investment entities to allow the FASB to work with the International Accounting Standards Board (“IASB”) in developing consistent consolidation guidance. The deferral applies to a reporting entity’s (i.e. investment manager’s) interest in an entity (i) that has the attributes of an investment company or (ii) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral in ASU 2010-10 does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund actual losses of an entity that could potentially be significant to the entity. ASU 2010-10 was effective for annual reporting periods beginning on or after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 is not expected to have any impact on the future trends of our financial position or results of operations, as adoption of the deferral resulted in us continuing to apply consolidation and disclosure requirements in effect during prior periods.

In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets (originally issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, and subsequently reissued as ASU 2009-16, Accounting for Transfers of Financial Assets). The amendments were issued to improve the information that a reporting entity provides in its financial statements about transfers of financial assets, the effects of transfers on its financial statements, and a transferor’s continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from U.S. GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments were effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-16 is not expected to have any impact on the future trends of our financial position or results of operations.

In June 2009, the FASB issued amended guidance on accounting for variable interest entities (originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), and subsequently reissued as ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). The amendments were issued to address the effects of the removal of the concept of qualifying special purpose entities from U.S. GAAP and to address concerns regarding the consolidation of variable interest entities. ASU 2009-17 requires a qualitative approach rather than a quantitative approach when determining the primary beneficiary of a variable interest entity and also changes the criteria by which an enterprise determines whether it is the primary beneficiary of an entity. In addition, the amended interpretation no longer considers removal rights when determining whether an entity is a variable interest entity and whether to consolidate a variable interest entity as the primary beneficiary unless those rights are held by a single party. ASU 2009-17 was effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-17 is not expected to have any impact on the future trends of our financial position or results of operations, as substantially all of the entities in which we hold variable interests qualified for the scope deferral included in ASU 2010-10, as discussed above.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

As of December 31, 2010, none of the changes to the Codification issued by the FASB that are not yet effective are expected to have a material impact on our future trends.

ECONOMIC INCOME RECONCILIATIONS

The following tables present the reconciliations of Economic Income to our U.S. GAAP net loss for the periods presented in this management’s discussion and analysis of financial condition and results of operations, and as presented in “Part I—Item 6. Selected Financial Data” of this annual report:

	Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders—U.S. GAAP	$(264,274)	$(30,139)	$(294,413)
Reorganization expenses	1,626,988	—	1,626,988
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(950,253)	—	(950,253)
Equity-based compensation	115,184	13,553	128,737
Income taxes	39,023	2,055	41,078
Depreciation and amortization	8,329	749	9,078
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	1,500	—	1,500
Net (gains) losses on investments in Och-Ziff funds	76	(468)	(392)
Allocation of deferred balances and related taxes to non-equity interests	(27)	—	(27)
Change in tax receivable agreement liability	(1,368)	—	(1,368)
Other	5,718	112	5,830

Economic Income—Non-GAAP	$580,896	$(14,138)	$566,758

	Year Ended December 31, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders—U.S. GAAP	$(254,014)	$(43,415)	$(297,429)
Reorganization expenses	1,704,753	—	1,704,753
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(1,100,139)	—	(1,100,139)
Equity-based compensation	100,705	21,756	122,461
Net earnings on deferred balances	(54,138)	—	(54,138)
Income taxes	36,846	857	37,703
Net gains on early retirement of debt	(21,797)	—	(21,797)
Change in tax receivable agreement liability	(19,749)	—	(19,749)
Allocation of deferred balances and related taxes to non-equity interests	19,575	—	19,575
Depreciation and amortization	7,792	749	8,541
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	6,201	—	6,201
Net gains on investments in Och-Ziff funds	(3,243)	(308)	(3,551)
Other	1,189	59	1,248

Economic Income—Non-GAAP	$423,981	$(20,302)	$403,679

	Year Ended December 31, 2008
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders—U.S. GAAP	$(490,354)	$(20,242)	$(510,596)
Reorganization expenses	1,698,989	—	1,698,989
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(1,146,084)	—	(1,146,084)
Net losses on deferred balances	141,900	—	141,900
Equity-based compensation	96,120	5,905	102,025
Allocation of deferred balances and related taxes to non-equity interests	(43,079)	—	(43,079)
Income taxes	39,825	241	40,066
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	10,480	—	10,480
Depreciation and amortization	5,890	750	6,640
Net losses on investments in Och-Ziff funds	3,793	43	3,836
Change in tax receivable agreement liability	(1,676)	—	(1,676)
Other	—	1,908	1,908

Economic Income—Non-GAAP	$315,804	$(11,395)	$304,409

	Year Ended December 31, 2007
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders—U.S. GAAP	$(908,082)	$(6,944)	$(915,026)
Reorganization expenses	3,333,396	—	3,333,396
Net loss of the Och-Ziff Operating Group allocated to the partners and the Ziffs	(2,077,475)	—	(2,077,475)
Allocation of deferred balances and related taxes to non-equity interests	680,009	961	680,970
Net earnings on deferred balances	(245,051)	—	(245,051)
Income taxes	63,852	111	63,963
Net gains on investments in Och-Ziff funds	(59,729)	(237)	(59,966)
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	13,950	—	13,950
Equity-based compensation	13,489	—	13,489
Depreciation and amortization	4,080	137	4,217
Goodwill impairment	—	2,856	2,856
Other	—	3,307	3,307

Economic Income—Non-GAAP	$818,439	$191	$818,630

	Year Ended December 31, 2006
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders—U.S. GAAP	$587,735	$272	$588,007
Allocation of deferred balances and related taxes to non-equity interests	375,407	281	375,688
Net earnings on deferred balances	(188,076)	—	(188,076)
Net gains on investments in Och-Ziff funds	(52,296)	(443)	(52,739)
Income taxes	23,081	246	23,327
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	(20,130)	—	(20,130)
Depreciation and amortization	3,264	—	3,264
Other	—	217	217

Economic Income—Non-GAAP	$728,985	$573	$729,558

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment manager for the Och-Ziff funds, and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income.

Fair value of the financial assets and liabilities of the Och-Ziff funds may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. With regards to the consolidated Och-Ziff funds, the net effect of these fair value changes impacts the net gains (losses) of consolidated Och-Ziff funds in our consolidated statements of operations; however, the majority of these fair value changes are absorbed by the investors of these funds (partners’ and others’ interests in consolidated subsidiaries). To the extent the Och-Ziff funds are not consolidated, the fair value changes in the assets and liabilities of the Och-Ziff funds affect our management fees and incentive income.

Impact on Management Fees

Our management fees are generally based on the net asset value of the funds we manage. Accordingly, management fees will change in proportion to changes in the market value of investments held by our funds.

Impact on Incentive Income

Our incentive income is generally based on a percentage of annual profits generated by our funds, which is impacted by global market conditions and other factors. Major factors that influence the degree of impact include how the investments held by our funds are impacted by changes in the market and the extent to which any high-water marks impact our ability to earn incentive income. Consequently, incentive income cannot be readily predicted or estimated.

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our funds. A 10% change in the fair value of the investments held by our funds as of December 31, 2010 would result in a change of approximately $2.7 billion in our assets under management. A 10% change in the fair value of the investments held by our funds as of December 31, 2009, would result in a change of approximately $2.3 billion in our assets under management.

A 10% change in the fair value of the investments held by our funds as of January 1, 2011 (date management fees are calculated for the following period), would impact management fees calculated on such date by approximately $11.3 million. A 10% change in the fair value of the investments held by our funds as of January 1, 2010, would impact management fees calculated on such date by approximately $9.3 million.

A 10% change in the fair value of the investments held by our funds as of the end of any year (excluding private investments), could significantly affect our incentive income by a corresponding amount, as incentive income is generally based on a percentage of annual profits generated by our funds. We do not earn incentive income on unrealized gains and losses on our private investments, and therefore a change in the fair value of those investments would have no effect on incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of December 31, 2010 and 2009, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of December 31, 2010 and 2009, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on interest income and interest expense would not result in a material impact to our earnings. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of December 31, 2010, our annual interest expense will increase or decrease by approximately $269 thousand. For every increase or decrease of 10% in LIBOR as of December 31, 2009, our annual interest expense would have increased or decreased by approximately $151 thousand in 2010.

Credit Risk

Credit risk is the risk that counterparties or debt issuers may fail to fulfill their obligations or that the collateral value may become inadequate to cover our exposure. We manage credit risk by monitoring the credit exposure to and the creditworthiness of counterparties, requiring additional collateral where appropriate.

Item 8.	Financial Statements and Supplementary Data

Our financial statements, the related notes thereto and the report of independent auditors are included in this annual report beginning on page F-1.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2010. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010, which is set forth on the following page.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm on Effectiveness

of Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC

We have audited Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Och-Ziff Capital Management Group LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Och-Ziff Capital Management Group LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Och-Ziff Capital Management Group LLC as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows of Och-Ziff Capital Management Group LLC for each of the three years in the period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2011

Part III

The information required to be disclosed in this Part III will be included in the definitive proxy statement for our 2011 annual meeting of shareholders (the “Proxy Statement”) and is incorporated into this Part III by reference as indicated below.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Proxy Statement under the headings “Proposal No. 1 Election of Class I Directors,” “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” and is incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required under this Item 10 pertaining to our executive officers is reported in “Item 1. Business—Our Executive Officers.”

We have adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Our Code of Business Conduct and Ethics is posted in the “For Shareholders” section of our website at http://www.ozcap.com. We will provide you with print copies of our code free of charge on written request to the Company at 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. We intend to disclose any amendments to, or waivers from, provisions of our code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing in similar functions, on our website promptly following the date of such amendment or waiver.

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

The information required by Item 12 will be included in the Proxy Statement under the headings “Ownership of Securities—Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation—Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement under the headings “Corporate Governance—Director Independence” and ”Certain Matters and Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in the sections of the Proxy Statement entitled “Principal Accountant Fees and Services” and “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

Dated: February 28, 2011

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Och Daniel S. Och	Chief Executive Officer, Executive Managing Director, Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2011

/s/ Joel M. Frank Joel M. Frank	Chief Financial Officer, Senior Chief Operating Officer, Executive Managing Director, Director (Principal Financial and Principal Accounting Officer)	February 28, 2011

/s/ David Windreich David Windreich	Executive Managing Director and Director	February 28, 2011

/s/ Allan S. Bufferd Allan S. Bufferd	Director	February 28, 2011

/s/ William C. Cobb William C. Cobb	Director	February 28, 2011

/s/ Jerome P. Kenney Jerome P. Kenney	Director	February 28, 2011

/s/ Jeffrey R. Leeds Jeffrey R. Leeds	Director	February 28, 2011

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Formation of Och-Ziff Capital Management Group LLC, dated as of June 6, 2007, incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

3.2	Second Amended and Restated Limited Liability Company Agreement of Och-Ziff Capital Management Group LLC, dated as of November 13, 2007, incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed March 26, 2008.

4.1	Specimen of Class A Specimen Share Certificate (included in Exhibit 3.2)

4.2	Class B Shareholders Agreement by and among Och-Ziff Capital Management Group LLC and the Class B Shareholders, dated as of November 13, 2007, incorporated herein by reference to Exhibit 4.2 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

4.3	Registration Rights Agreement by and among inter alia Och-Ziff Capital Management Group LLC, dated as of November 19, 2007, incorporated herein by reference to Exhibit 4.3 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

4.4	Registration Rights Agreement by and among Och-Ziff Capital Management Group LLC and DIC Sahir Limited, dated as of November 19, 2007, incorporated herein by reference to Exhibit 4.4 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.1	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.2 to Amendment No. 4 to our Registration Statement on Form S-1, filed on October 17, 2007 (File No. 333-144256).

10.2	Amended and Restated Tax Receivable Agreement by and among inter alia Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corp., Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, and OZ Advisors II LP, dated as of January 12, 2009, incorporated herein by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 12, 2009.

10.3	Exchange Agreement by and among the Och-Ziff Capital Management Group LLC, Och-Ziff Corp., Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners and Class B Shareholders, dated as of November 13, 2007, incorporated herein by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.4+	Och-Ziff Capital Management Group LLC Amended and Restated 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Registration Statement on Form S-8, filed on November 12, 2008 (File No. 333-155315).

10.5	Form of Deferred Fee Agreement and Deferred Income Allocation Plan, incorporated herein by reference to Exhibit 10.6 to Amendment No. 8 to our Registration Statement on Form S-1, filed November 8, 2007 (File No. 333-144256).

10.6	Amended and Restated Credit and Guaranty Agreement, incorporated herein by reference to Exhibit 10.7 to Amendment No. 7 to our Registration Statement on Form S-1, filed October 29, 2007 (File No. 333-144256).

10.7	Certificate of Incorporation of Och-Ziff Holding Corporation, dated as of July 12, 2007, incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

10.8	Bylaws of Och-Ziff Holding Corporation, dated as of July 17, 2007, incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

Exhibit No.	Description

10.9	Certificate of Formation of Och-Ziff Holding LLC, dated as of June 13, 2007, incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

10.10	Second Amended and Restated Operating Agreement of Och-Ziff Holding LLC, dated as of November 11, 2007, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.11	Amended and Restated Limited Partnership Agreement of OZ Advisors LP, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 4, 2009.

10.12	Amended and Restated Limited Partnership Agreement of OZ Advisors II LP, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 4, 2009.

10.13	Amended and Restated Limited Partnership Agreement of OZ Management LP, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 4, 2009.

10.14+	Employment Agreement by and between Zoltan Varga and a subsidiary of the Registrant, dated as of November 5, 2007, incorporated herein by reference to Exhibit 10.15 to Amendment No. 8 to our Registration Statement on Form S-1, filed November 8, 2007 (File No. 333-144256).

10.15	Securities Purchase and Investment Agreement, by and among Och-Ziff Capital Management Group LLC, DIC Sahir Limited and Dubai International Capital LLC, dated as of October 29, 2007, incorporated herein by reference to Exhibit 10.16 to Amendment No. 7 to our Registration Statement on Form S-1, filed October 29, 2007 (File No. 333-144256).

10.16+	Form of Independent Director Award Agreement, incorporated herein by reference to Exhibit 4.4 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.17	Promissory Note, dated May 30, 2008, made by 57 Aviation Services, LLC in favor of Citicorp USA, Inc., incorporated herein by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 12, 2009.

10.18	First Note Modification Agreement, dated as of March 30, 2009, between 57 Aviation Services, LLC and Citicorp USA, Inc., incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 3, 2009.

10.19	Amended and Restated First Priority Aircraft Mortgage and Security Agreement, dated as of May 30, 2008, made by 57 Aviation Services, LLC in favor of Citicorp USA, Inc., incorporated herein by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 12, 2009.

10.20	Guaranty of Payment, dated May 30, 2008, by and among, OZ Management LP, OZ Advisors LP and OZ Advisors II LP and Citicorp USA, Inc., incorporated herein by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 12, 2009.

10.21	First Guaranty of Payment Modification Agreement, dated as of September 9, 2009 and effective as of March 30, 2009, among OZ Management LP, OZ Advisors LP and OZ Advisors II LP and Citicorp USA, Inc, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 4, 2009.

10.22	Amendment to Exchange Agreement, dated May 19, 2010, by and among Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corporation, Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, OZ Advisors II LP and the Och-Ziff Limited Partners and Class B Shareholders, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed on August 5, 2010.

Exhibit No.	Description

10.23	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.24	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.25	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.26	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as of March 16, 2010, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.27	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of March 16, 2010, incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.28	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of March 16, 2010, incorporated herein by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Management contract, compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC

We have audited the accompanying consolidated balance sheets of Och-Ziff Capital Management Group LLC as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows of Och-Ziff Capital Management Group LLC for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Och-Ziff Capital Management Group LLC at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2011

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(dollars in thousands)
Assets
Cash and cash equivalents	$117,577	$73,732
Income and fees receivable	462,820	368,300
Due from related parties	1,602	1,934
Deferred balances, at fair value	2,913	404,666
Deferred income tax assets	985,690	953,604
Other assets, net (includes investments in Och-Ziff funds of $1,552 and $10,889, respectively)	82,299	103,584
Assets of consolidated Och-Ziff funds:
Investments, at fair value	419,366	300,231
Other assets of Och-Ziff funds	21,657	373

Total Assets	$2,093,924	$2,206,424

Liabilities and Shareholders’ Equity
Liabilities
Due to related parties	$788,779	$1,177,342
Debt obligations	639,487	652,414
Compensation payable	148,673	143,780
Other liabilities	61,761	43,178
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	23,480	—
Other liabilities of Och-Ziff funds	4,107	29

Total Liabilities	1,666,287	2,016,743

Commitments and Contingencies (Note 13)
Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 94,742,187 and 81,823,915 shares issued and outstanding as of December 31, 2010 and 2009, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 274,666,921 and 277,946,526 shares issued and outstanding as of December 31, 2010 and 2009, respectively	—	—
Paid-in capital	1,899,025	1,505,496
Retained deficit	(2,250,530)	(1,879,761)
Accumulated other comprehensive loss	(50)	(47)

Shareholders’ deficit attributable to Class A Shareholders	(351,555)	(374,312)
Partners’ and others’ interests in consolidated subsidiaries	779,192	563,993

Total Shareholders’ Equity	427,637	189,681

Total Liabilities and Shareholders’ Equity	$2,093,924	$2,206,424

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands, except per share amounts)
Revenues
Management fees	$437,816	$364,905	$576,265
Incentive income	446,228	348,915	12,201
Other revenues	1,974	1,739	4,109
Income of consolidated Och-Ziff funds	38,485	27,729	11,809

Total Revenues	924,503	743,288	604,384

Expenses
Compensation and benefits	361,685	344,432	261,830
Allocation of deferred balances and related taxes to non-equity interests	(27)	19,575	(43,079)
Reorganization expenses	1,626,988	1,704,753	1,698,989
Interest expense	7,639	12,797	33,948
General, administrative and other	93,998	72,810	102,222
Expenses of consolidated Och-Ziff funds	8,873	4,069	3,994

Total Expenses	2,099,156	2,158,436	2,057,904

Other Income (Loss)
Net earnings (losses) on deferred balances	—	54,138	(141,900)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	(521)	1,789	(11,437)
Net gains on early retirement of debt	—	21,797	—
Deferred income from consolidated Och-Ziff funds	(6,805)	(4,285)	922
Net gains (losses) of consolidated Och-Ziff funds	24,103	3,950	(17,634)

Total Other Income (Loss)	16,777	77,389	(170,049)

Loss Before Income Taxes	(1,157,876)	(1,337,759)	(1,623,569)
Income taxes	41,078	37,703	40,066

Consolidated Net Loss	$(1,198,954)	$(1,375,462)	$(1,663,635)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(904,541)	$(1,078,033)	$(1,153,039)

Net Loss Allocated to Class A Shareholders	$(294,413)	$(297,429)	$(510,596)

Net Loss Per Class A Share
Basic and Diluted	$(3.35)	$(3.79)	$(6.86)

Weighted-Average Class A Shares Outstanding
Basic and Diluted	87,910,977	78,387,368	74,398,336

Dividends Paid per Class A Share	$0.88	$0.19	$1.415

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Income (Loss)
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
				(dollars in thousands)
As of December 31, 2007	74,138,572	279,989,571	$775,744	$(948,499)	$—	$291,455	$118,700
Capital contributions	—	—	—	—	—	128,182	128,182
Capital distributions	—	—	—	—	—	(508,259)	(508,259)
Cash dividends declared on Class A Shares	—	—	—	(104,907)	—	—	(104,907)
Dividend equivalents on Class A restricted share units	—	—	3,303	(3,303)	—	(a )	—
Equity-based compensation	2,140,562	—	17,216	—	—	81,264	98,480
Adjustment to impact of issuance of Class A Shares	—	—	12,045	—	—	—	12,045
Impact of amortization of Reorganization charges to capital	—	—	328,853	—	—	1,370,136	1,698,989
Comprehensive loss:
Consolidated net loss	—	—	—	(510,596)	—	(1,153,961)	(1,664,557)
Foreign currency translation adjustment	—	—	—	—	37	154	191

Total comprehensive loss							(1,664,366)

As of December 31, 2008	76,279,134	279,989,571	1,137,161	(1,567,305)	37	208,971	(221,136)
Capital contributions	—	—	—	—	—	103,977	103,977
Capital distributions	—	—	—	—	—	(151,893)	(151,893)
Cash dividends declared on Class A Shares	—	—	—	(14,788)	—	—	(14,788)
Dividend equivalents on Class A restricted share units	—	—	239	(239)	—	(a )	—
Equity-based compensation	3,571,829	—	18,646	—	—	92,072	110,718
Och-Ziff Operating Group A Unit transactions and cancellation of related Class B Shares (See Note 3)	1,972,952	(2,043,045)	172	—	—	11,476	11,648
Contribution of right to future payments under tax receivable agreement (See Note 13)	—	—	2,266	—	—	15,734	18,000
Acquisition of partners’ and others’ interests in consolidated subsidiaries	—	—	(2)	—	—	(9)	(11)
Impact of amortization of Reorganization charges to capital	—	—	347,014	—	—	1,357,739	1,704,753
Comprehensive loss:
Consolidated net loss	—	—	—	(297,429)	—	(1,073,748)	(1,371,177)
Foreign currency translation adjustment	—	—	—	—	(84)	(326)	(410)

Total comprehensive loss							(1,371,587)

As of December 31, 2009	81,823,915	277,946,526	$1,505,496	$(1,879,761)	$(47)	$563,993	$189,681

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Och-Ziff Capital Management Group LLC Shareholders					Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
					Accumulated Other Comprehensive Loss
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment
				(dollars in thousands)
As of December 31, 2009	81,823,915	277,946,526	$1,505,496	$(1,879,761)	$(47)	$563,993	$189,681
Capital contributions	—	—	—	—	—	192,607	192,607
Capital distributions	—	—	—	—	—	(450,451)	(450,451)
Cash dividends declared on Class A Shares	—	—	—	(74,039)	—	—	(74,039)
Dividend equivalents on Class A restricted share units	—	—	2,317	(2,317)	—	(a )	—
Equity-based compensation	4,672,031	—	17,825	—	—	80,090	97,915
Och-Ziff Operating Group A Unit transactions and cancellation of related Class B Shares (See Note 3)	8,246,241	(3,279,605)	3,273	—	—	24,532	27,805
Contribution of right to future payments under tax receivable agreement (See Note 13)	—	—	2,380	—	—	13,718	16,098
Impact of amortization of Reorganization charges to capital	—	—	367,734	—	—	1,259,254	1,626,988
Comprehensive loss:
Consolidated net loss	—	—	—	(294,413)	—	(904,541)	(1,198,954)
Foreign currency translation adjustment	—	—	—	—	(3)	(10)	(13)

Total comprehensive loss							(1,198,967)

As of December 31, 2010	94,742,187	274,666,921	$1,899,025	$(2,250,530)	$(50)	$779,192	$427,637

(a)	The dividend equivalents on Class A restricted share units impacted partners’ and others’ interests in consolidated subsidiaries by increasing the paid-in capital component of partners’ and others’ interests in consolidated subsidiaries each by $8.4 million, $912 thousand and $13.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, which were offset by increases in the retained deficit component of partners’ and others’ interests in consolidated subsidiaries in the same amounts.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(1,198,954)	$(1,375,462)	$(1,663,635)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reorganization expenses	1,626,988	1,704,753	1,698,989
Amortization of equity-based compensation	128,737	122,461	102,025
Amortization of deferred compensation	—	7,334	10,480
Deferred income from consolidated Och-Ziff funds	6,805	4,285	(922)
Depreciation, amortization and loss on sale of fixed assets	9,082	8,541	6,642
Net gains on early retirement of debt	—	(21,797)	—
Deferred income taxes	19,815	27,520	22,601
Operating cash flows due to changes in:
Income and fees receivable	(94,520)	(338,149)	616,834
Due from related parties	332	342	(822)
Deferred balances, at fair value	232,101	153,864	485,754
Other assets, net	6,471	34,140	(18,423)
Assets of consolidated Och-Ziff funds	(140,419)	(90,969)	(50,024)
Due to related parties	(103,374)	(112,863)	(398,652)
Compensation payable	4,893	138,395	(2,830)
Other liabilities	18,158	(5,982)	(74,173)
Liabilities of consolidated Och-Ziff funds	27,558	29	—

Net Cash Provided by Operating Activities	543,673	256,442	733,844

Cash Flows from Investing Activities
Loan to joint venture partners	—	(3,132)	(11,870)
Repayment of loan to joint venture partners	250	—	11,870
Investments in joint ventures	(4,981)	(6,120)	(12,902)
Return of investments in joint ventures	6,589	3,730	6,346
Collateral deposit on aircraft loan	—	(2,021)	—
Proceeds from sales of fixed assets	100	—	—
Purchases of fixed assets	(349)	(1,123)	(11,753)

Net Cash Provided by (Used in) Investing Activities	1,609	(8,666)	(18,309)

Cash Flows from Financing Activities
Withholding taxes paid on vested Class A restricted share units	(28,760)	(11,743)	(3,546)
Repayments of debt obligations	(10,901)	(90,451)	(2,094)
Deferred balances and pre-IPO income distributions to Mr. Och	(129,850)	(122,422)	(660,792)
Dividends on Class A Shares	(74,039)	(14,788)	(104,907)
Partners’ and others’ interests in consolidated subsidiaries contributions	192,564	103,977	127,952
Partners’ and others’ interests in consolidated subsidiaries distributions	(450,451)	(120,020)	(604,904)

Net Cash Used in Financing Activities	(501,437)	(255,447)	(1,248,291)

Net Increase (Decrease) in Cash and Cash Equivalents	43,845	(7,671)	(532,756)
Cash and Cash Equivalents, Beginning of Period	73,732	81,403	614,159

Cash and Cash Equivalents, End of Period	$117,577	$73,732	$81,403

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period:
Interest	$7,127	$12,234	$44,751

Income taxes	$16,741	$(8,139)	$87,967

Non-cash transactions:
In-kind distribution of deferred balances	$169,652	$—	$—

Collateral deposit on aircraft loan applied against principal balance, including interest thereon	$2,026	$—	$—

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

1.	OVERVIEW

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai and Beijing. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue diverse investment opportunities globally. The Och-Ziff funds seek to generate consistent, positive, risk-adjusted returns throughout market cycles with minimal use of leverage.

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

The Company conducts substantially all of its operations through its one reportable segment, the Och-Ziff Funds segment, which provides asset management services to the Company’s funds. The Company’s assets under management are generally invested on a multi-strategy basis, across multiple geographies, although certain funds are focused on specific sectors, strategies or geographies. The primary investment strategies the Company employs in its funds are: convertible and derivative arbitrage, credit, long/short equity special situations, merger arbitrage, private investments and structured credit. The Company’s Other Operations are currently comprised of its real estate business, which manages and provides asset management services to its real estate funds, and investments in new businesses established to expand the Company’s private investment platforms. The businesses and investments included in the Company’s Other Operations do not meet the thresholds of reportable business segments under U.S. generally accepted accounting principles (“U.S. GAAP”).

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

On November 19, 2007, the Company completed its initial public offering (“IPO”) of 36.0 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International Capital LLC (collectively, the “Offerings”). References to “DIC” refer to DIC Sahir, Dubai International Capital LLC and its affiliates. The Company used the net proceeds from the Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the partners and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the Offerings. As of December 31, 2010, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 24.0%.

Prior to the Offerings, the Company completed a reorganization of its business (“Reorganization”). As part of the Reorganization, the capital structure of each of the Och-Ziff Operating Group entities was converted from a capital account structure, with Mr. Och holding the sole equity capital account of each Och-Ziff Operating Group entity for U.S. GAAP purposes, to a unitized structure consisting of Och-Ziff Operating Group A Units and Och-Ziff Operating Group B Units. Mr. Och’s equity interests, the other partners’ non-equity interests and the Ziffs’ profit sharing interests were reclassified as Och-Ziff Operating Group A Units. See Note 3 for additional information.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The following Och-Ziff Operating Group Units represent all of the equity interests of the Och-Ziff Operating Group:

•

Och-Ziff Operating Group A Units—The Och-Ziff Operating Group A Units are held by the partners and the Ziffs. Once vested, these units may be exchanged for Class A Shares of the Registrant on a one-for-one basis, subject to certain transfer restrictions for the five years following the Offerings.

•	Och-Ziff Operating Group B Units—The Och-Ziff Operating Group B Units represent the Company’s interest in the Och-Ziff Operating Group.

At the time of the Reorganization, the Company issued the partners a number of Class B Shares of the Registrant equal to the number of Och-Ziff Operating Group A Units held by each partner. These shares entitle the partners to one vote per share on matters submitted to shareholders for approval; however, these shares do not participate in the earnings of the Company, as the partners participate in the economics of the Och-Ziff Operating Group through their direct ownership of Och-Ziff Operating Group A Units. The partners granted to the Class B Shareholder Committee, currently consisting solely of Mr. Och, an irrevocable proxy to vote their Class B Shares in concert. The Ziffs do not hold any Class B Shares. Upon the exchange of an Och-Ziff Operating Group A Unit for a Class A Share by a partner, the corresponding Class B Share is canceled and an Och-Ziff Operating Group B Unit is issued to the Company.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with U.S. GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”). All significant intercompany transactions and balances have been eliminated in consolidation.

The following prior-period reclassifications have been made to conform to the current year presentation: (i) amounts previously reported within allocations to non-equity partner interests and profit sharing have been combined and are now presented as allocation of deferred balances and related taxes to non-equity interests in the consolidated statements of operations; (ii) amounts previously reported within profit sharing payable in the consolidated balance sheets are now included within due to related parties; and (iii) deferred incentive income allocations to the Company, as general partner, previously deferred through net loss allocated to partners’ and others’ interests in consolidated subsidiaries have been reclassified to deferred income from consolidated Och-Ziff funds in the consolidated statements of operations. These amounts relate to incentive income allocated to the Company that continues to be subject to clawback by certain consolidated funds. See “—Revenue Recognition Policies—Incentive Income” below.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements of the Company. The most critical of these estimates are related to fair value measurements of the assets and liabilities of the Och-Ziff funds, which impacts the Company’s management fees and incentive income, the accounting treatment for variable interest entities and the ability to realize the Company’s deferred income tax assets. While management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent, actual results could differ materially from those estimates.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Consolidation Policies

The consolidated financial statements include the accounts of the Registrant and entities in which it, directly or indirectly, is determined to have a controlling financial interest under the following set of guidelines:

•

Variable Interest Entities (“VIEs”)—The Company determines whether, if by design, an entity has equity investors who lack the characteristics of a controlling financial interest or does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. The primary beneficiary of the funds we manage that are determined to be VIEs is the party that absorbs a majority of the VIEs expected losses or receives a majority of the expected residual returns as a result of holding variable interests. For other types of VIEs, the primary beneficiary is the party that (i) has the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity.

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

Allocations of Och-Ziff Operating Group Earnings (Losses) and Capital

Earnings (losses) of the Och-Ziff Operating Group are allocated on a pro rata basis between the Och-Ziff Operating Group A Units, which interests are reflected within net loss allocated to partners’ and others’ interests in consolidated subsidiaries, and Och-Ziff Operating Group B Units, which interests are reflected within net loss allocated to Class A Shareholders.

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

Revenue Recognition Policies

The Company has two principal sources of revenues: management fees and incentive income. These revenues are derived from the Company’s agreements with the Och-Ziff funds. The agreements are automatically renewed on an annual basis unless the agreements are terminated by the general partner or directors of the Och-Ziff funds or by the managed account holder. Certain investments held by employees, partners and other related parties of the Company in the Och-Ziff funds are not subject to management fees or incentive income charges. See Note 12 for additional information regarding these waived fees.

Management Fees

Management fees typically range from 1.5% to 2.5% annually of assets under management and are recognized over the period during which the related services are performed. Management fees are generally calculated and paid to the Company on a quarterly basis, at the beginning of the quarter, based on assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Incentive Income

The Company earns incentive income based on the performance of the Och-Ziff funds. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor, but excludes unrealized profits on private investments. The Company does not recognize incentive income until the end of the measurement period when the amounts are contractually payable, or “crystallized.”

The measurement period for most of the Company’s assets under management is on a calendar-year basis, and therefore it generally crystallizes incentive income annually on December 31st. The Company may recognize incentive income during the first three quarters of the year related to assets subject to three-year measurement periods and assets in its real estate funds and certain other funds it manages. Additionally, the Company may recognize incentive income from tax distributions related to these assets. Finally, the Company may also recognize incentive income related to fund investor redemptions during the first three quarters of the year.

The measurement periods with respect to approximately 13% of the Company’s assets under management as of December 31, 2010, are based on measurement periods longer than one year and include assets subject to three-year measurement periods, as well as the Company’s real estate funds and certain other funds that it manages. Incentive income related to assets subject to three-year measurement periods is generally not earned until the end of the three-year period and is based on the cumulative performance over the three-year period. The three-year measurement period with respect to a portion of these assets will begin to expire in 2012. Incentive income related to the real estate funds and certain other funds the Company manages is generally not earned until it is no longer subject to repayment to the respective fund. The Company’s ability to earn incentive income on these assets, as well as those with three-year measurement periods, is also subject to hurdle rates whereby the Company does not earn any incentive income until the investment returns exceed an agreed upon benchmark.

As of January 1, 2010, all of the Company’s funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning it will not be able to earn incentive income with respect to a fund investor’s investment loss in the year or years following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. The Company earns incentive income on any net profits in excess of the high-water mark. Prior to January 1, 2010, most of the Company’s funds had a one-year high-water mark. The impact of the change from a one-year high-water mark to a perpetual high-water mark on future incentive income is dependent on the Company’s ability to recover any losses in the year following such losses. As of December 31, 2009, the Company had surpassed virtually all of the high-water marks in its funds resulting from the losses experienced by the funds in 2008.

Incentive income allocations from consolidated Och-Ziff funds are recognized through a greater share of these funds’ net earnings being allocated to the Company, and a correspondingly reduced share of these earnings allocated to investors in the funds (partners’ and others’ interests’ in consolidated subsidiaries). To the extent the Company is allocated incentive income by a consolidated Och-Ziff fund before the end of the measurement period and that could be subject to repayment in the event of future losses, the Company defers the recognition of its share of income through deferred income from consolidated Och-Ziff funds in the consolidated statements of operations and records a corresponding deferred income from consolidated Och-Ziff funds liability within other liabilities in the consolidated balance sheets. The liability is reversed and recognized in earnings when these amounts are no longer subject to repayment.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Other Revenues

Other revenues consist primarily of interest income earned on the Company’s cash and cash equivalents and revenue related to non-business use of the corporate aircraft by Mr. Och. Interest income is recognized on an accrual basis when earned. Revenues earned from non-business use of the corporate aircraft are recognized on an accrual basis based on actual flight hours. See Note 12 for additional information regarding non-business use of the corporate aircraft.

Compensation and Benefits

The Company recognizes compensation and benefits expenses over the related service period. A portion of discretionary bonuses to certain employees is deferred and recognized over the requisite service period. In addition, income allocations to partner units determined not to be equity under U.S. GAAP that were issued subsequent to the Reorganization are also included within compensation and benefits.

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

Allocation of Deferred Balances and Related Taxes to Non-Equity Interests

Historically, the Company deferred collection of a portion of incentive income receivable from the offshore Och-Ziff funds. As a result of a change in method of accounting for U.S. income tax purposes made in 2007, the Company no longer defers the collection of incentive income. Substantially all of the deferred balances that remained as of December 31, 2007 were distributed by the funds to the Company from 2008 through 2010. These amounts were, in turn, distributed to the partners and the Ziffs.

During the deferral period, the Company elected to have these deferred balances indexed to the performance of either an Och-Ziff fund or another approved asset as determined by the Company. Any related earnings and losses related to these pre-IPO deferred balances, and any related taxes the Company paid related to such earnings, were allocated to the partners, other than Mr. Och, and the Ziffs through allocation of deferred balances and related taxes to non-equity interests in the consolidated statements of operations, as such interests were not considered equity for U.S. GAAP purposes. Any earnings and losses, and any related taxes, allocable to Mr. Och were allocated through net loss allocated to partners’ and others’ interests in consolidated subsidiaries, as Mr. Och’s pre-IPO interest was considered equity for U.S. GAAP purposes.

Income Taxes

Deferred income tax assets and liabilities resulting from temporary differences between the U.S. GAAP and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

The realization of deferred income tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. A valuation allowance is established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether a valuation allowance should be established, as well as the amount of such allowance.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Future events such as changes in tax legislation could have an impact on the provision for income taxes and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

The Company records interest and penalties related to income taxes within income taxes in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents are recorded at amortized cost plus accrued interest. As of December 31, 2010, substantially all of the Company’s cash and cash equivalents, which consist primarily of money market investments, were held with one major financial institution and exposes the Company to a certain degree of credit risk. The Company records cash and cash equivalents of the Och-Ziff funds held at prime brokers within other assets of Och-Ziff funds in the consolidated balance sheets.

Deferred Balances

The deferred balances, which are considered hybrid financial instruments, are carried at fair value with changes in fair value recorded within net earnings (losses) on deferred balances in the consolidated statements of operations. Deferred balances are valued based on net asset value information provided by the Och-Ziff funds. The investments within these funds are carried at fair value and are categorized as Level I, II, and III financial instruments, as appropriate.

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

Investments in Och-Ziff Funds and Joint Ventures

The Company’s investments in the Och-Ziff funds and joint ventures are accounted for using the equity method of accounting, as the Company has the ability to exercise significant influence on these entities. The Company’s earnings from these investments are recorded within net gains (losses) on investments in Och-Ziff funds and joint ventures in the consolidated statements of operations. The carrying value of these investments is recorded within other assets, net in the consolidated balance sheets.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets included within other assets, net in the Company’s consolidated balance sheets relate to the Company’s 2007 acquisition of an additional 25% interest in its domestic real estate operations from one of its joint venture partners. The intangible assets relate to management agreements the Company has with

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

the Och-Ziff real estate funds and the Company’s rights to future earnings related to the real estate business. The estimated future amortization expense related to these intangible assets for the next five years is expected to be approximately $749 thousand each year. The Company tests for impairment of its goodwill balance on an annual basis, or more frequently if events or circumstances justify conducting an interim test.

Foreign Currency

The functional currency of each of the Company’s consolidated subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the closing rates of exchange on the balance sheet date. These transaction gains and losses are recorded as other expenses within general, administrative and other in the consolidated statements of operations.

The Company has an investment in a joint venture whose functional currency is the Pound Sterling. This investment is translated into U.S. dollars at the closing rates of exchange on the balance sheet date. The translation-related gains and losses are recorded as an adjustment to accumulated other comprehensive loss in the Company’s consolidated balance sheets.

Policies of Consolidated Och-Ziff Funds

Certain Och-Ziff funds in which the Company has only minor economic interests are included in the Company’s consolidated financial statements. The majority ownership interests in these funds are held by the Company’s partners and third-party investors in the funds, and are reflected within partners’ and others’ interests in consolidated subsidiaries in the consolidated balance sheets. The management fees and incentive income from the consolidated Och-Ziff funds are eliminated in consolidation; however, the Company’s share of the net income from these funds is increased by the amount of these eliminated fees and incentive income. Accordingly, the consolidation of these Och-Ziff funds has no net effect on the Company’s net loss allocated to Class A Shareholders or the shareholders’ deficit attributable to Class A Shareholders.

The Och-Ziff funds are considered investment companies for U.S. GAAP purposes. Pursuant to specialized accounting for investment companies, the investments held by the consolidated Och-Ziff funds’ are reflected in the consolidated financial statements at their estimated fair values with changes in unrealized gains and losses included within net gains (losses) of consolidated Och-Ziff funds.

Income of Consolidated Och-Ziff Funds

Income of consolidated Och-Ziff funds consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis. The consolidated Och-Ziff funds may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of December 31, 2010 and 2009, and the impact of such investments for the years ended December 31, 2010, 2009 and 2008, were not significant. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable.

Expenses of Consolidated Och-Ziff Funds

Expenses of consolidated Och-Ziff funds consist of interest expense and other miscellaneous expenses. Interest expense is recorded on an accrual basis.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Investments

Investments, at fair value include the consolidated Och-Ziff funds’ investments in securities, investment companies and other investments. Securities transactions are recorded on a trade-date basis. Realized gains and losses on sales of investments of the Och-Ziff funds are determined on a specific identification basis and are included within net gains (losses) of consolidated Och-Ziff funds in the consolidated statements of operations. Premiums and discounts are amortized and accreted, respectively, to interest income and interest expense.

The fair value of investments held by the consolidated Och-Ziff funds is based on observable market prices when available. Such values are generally based on the last reported sales price as of the reporting date. In the absence of readily ascertainable market values, the determination of the fair value of investments held by the consolidated Och-Ziff funds may require significant judgment or estimation. For information regarding the valuation of these assets, see Note 4.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repurchase agreements”) by the consolidated Och-Ziff funds are accounted for as collateralized financing transactions. The funds provide securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms which permit the counterparties to repledge or resell the securities to others. Cash borrowed by the funds is included within securities sold under agreements to repurchase in the consolidated balance sheets. As of December 31, 2010, the fair value of securities transferred to counterparties under such agreements totaled $23.5 million and are included in investments, at fair value in the consolidated balance sheets. Interest expense incurred on these transactions is included within expenses of consolidated Och-Ziff funds in the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-10, Amendments to Statement 167 for Certain Investment Funds. ASU 2010-10 defers the effective date of ASU 2009-17 (see below) for certain investment entities to allow the FASB to work with the International Accounting Standards Board (“IASB”) in developing consistent consolidation guidance. The deferral applies to a reporting entity’s (i.e. investment manager’s) interest in an entity (i) that has the attributes of an investment company or (ii) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral in ASU 2010-10 does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund actual losses of an entity that could potentially be significant to the entity. ASU 2010-10 was effective for annual reporting periods beginning on or after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 did not have any impact on the Company’s financial position or results of operations, as adoption of the deferral resulted in the Company continuing to apply consolidation and disclosure requirements in effect during prior periods.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends fair value disclosure requirements by requiring an entity to: (i) disclose separately the amounts of significant transfers in and out of Level I and Level II fair value measurements and describe the reasons for the transfers; and (ii) present separately information about purchases, sales, issuances and settlements of Level III fair value measurements (i.e. gross presentation). Additionally, ASU 2010-06 clarifies existing disclosure requirements related to the level of disaggregation for each class of assets and liabilities and disclosures about inputs and valuation techniques for fair value measurements classified as either Level II or Level III. The new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures requiring separate presentation of information about purchases, sales, issuances and settlements in the roll forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new disclosure requirements in ASU 2010-06 did not have any impact on our financial position or results of operations at the date of adoption, and the adoption of gross presentation in the roll forward of activity in Level III fair value measurements in 2011 is not expected to have any impact on our financial position or results of operations at the date of adoption, as each of these changes affects disclosure requirements and has no impact on the accounting for items at fair value.

In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets (originally issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, and subsequently reissued as ASU 2009-16, Accounting for Transfers of Financial Assets). The amendments were issued to improve the information that a reporting entity provides in its financial statements about transfers of financial assets, the effects of transfers on its financial statements and a transferor’s continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from U.S. GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments were effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-16 did not have any impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued amended guidance on accounting for VIEs (originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), and subsequently reissued as ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). The amendments were issued to address the effects of the removal of the concept of qualifying special purpose entities from U.S. GAAP and to address concerns regarding the consolidation of VIEs. ASU 2009-17 requires a qualitative approach rather than a quantitative approach when determining the primary beneficiary of a VIE and also changes the criteria by which an enterprise determines whether it is the primary beneficiary of an entity. In addition, the amended interpretation no longer considers removal rights when determining whether an entity is a VIE and whether to consolidate a VIE as the primary beneficiary unless those rights are held by a single party. ASU 2009-17 was effective for reporting periods beginning on or after November 15, 2009. The adoption of ASU 2009-17 did not have any impact on the Company’s financial position or results of operations, as substantially all of the entities in which the Company holds variable interests qualify for the scope deferral included in ASU 2010-10.

Future Adoption of Accounting Pronouncements

As of December 31, 2010, none of the changes to the Codification issued by the FASB that are not yet effective are expected to have a material impact on the Company’s financial position or results of operations.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

3.	REORGANIZATION EXPENSES AND OCH-ZIFF OPERATING GROUP OWNERSHIP

Reorganization Expenses

The reclassification of the partners’ and the Ziffs’ pre-IPO interests in the Och-Ziff Operating Group as Och-Ziff Operating Group A Units was accounted for as a share-based payment. The Och-Ziff Operating Group A Units granted to the Ziffs and the units sold by the partners at the time of the Offerings were not subject to any substantive service or performance requirements; therefore, the fair value related to those units were recognized as a one-time charge at the time of the IPO.

The fair value of the Och-Ziff Operating Group A Units held by the partners after the Offerings, less a 5% discount for transfer restrictions that remain in place after vesting, or $30.40 per Och-Ziff Operating Group A Unit, is being amortized on a straight-line basis over the requisite five-year service period following the Offerings. Any of these units that are subsequently reallocated among the partners as a result of forfeiture are accounted for as a new grant at such time. Substantially all of the reallocated units will vest over the remaining five-year period beginning on the date of the Offerings. Amortization of these units that are forfeited and subsequently reallocated to the remaining partners is also included within Reorganization expenses.

Och-Ziff Operating Group A Unit Activity

The table below presents the activity related to unvested Och-Ziff Operating Group A Units for the year ended December 31, 2010:

	Unvested Och-Ziff Operating Group A Units	Weighted-Average Grant-Date Fair Value
Beginning of Year	167,993,745	$29.91
Canceled or forfeited	(6,618,357)	$29.57
Granted (including redistribution of forfeited units to remaining partners)	6,598,002	$21.66
Vested	(55,329,104)	$29.79

End of Year	112,644,286	$29.51

As of December 31, 2010, the total unrecognized amortization expenses related to the Och-Ziff Operating Group A Units totaled $3.1 billion with a weighted-average amortization period of 2 years.

Och-Ziff Operating Group Ownership

The Company’s ownership percentage in the Och-Ziff Operating Group increased to 24.0% as of December 31, 2010 from 20.9% as of December 31, 2009 and 19.2% at the time of the Offerings. The increase in the Company’s ownership percentage in the Och-Ziff Operating Group was driven by the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares and the forfeiture of a portion of Och-Ziff Operating Group A Units by former partners that were subsequently reallocated as non-equity profits interests to certain other partners (collectively, “Och-Ziff Operating Group A Unit Transactions”). Additionally, the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”) also increases the Company’s ownership percentage in the Och-Ziff Operating Group. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the vesting of RSUs or exchanges of Och-Ziff Operating Group A Units.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Och-Ziff Operating Group A Unit Transactions

In connection with the exchange of Och-Ziff Operating Group A Units for Class A Shares and the forfeiture of a portion of Och-Ziff Operating Group A Units by former partners that were subsequently reallocated as non-equity profits interests to certain other partners, the Company recorded the following changes to shareholders’ equity:

	Year Ended December 31,
	2010		2009
	Paid-in Capital	Partners’ and Others’ Interests in Consolidated Subsidiaries	Paid-in Capital	Partners’ and Others’ Interests in Consolidated Subsidiaries
	(dollars in thousands)
Deferred income tax assets and liabilities resulting from exchange of Och-Ziff Operating Group A Units for Class A Shares	$12,115	$15,690	$3,111	$8,537
Deficit capital reallocated from partners’ and others’ interests in consolidated subsidiaries to the Company related to:
Exchange of Och-Ziff Operating Group A Units	(8,823)	8,823	(2,922)	2,922
Forfeiture of Och-Ziff Operating Group A Units subsequently reallocated as non-equity profits interests	(19)	19	(17)	17

	$3,273	$24,532	$172	$11,476

Vesting of Class A Restricted Share Units

The table below presents the amount of deficit capital reallocated from partners’ and others’ interests in consolidated subsidiaries to the Company due to increased ownership in the Och-Ziff Operating Group resulting from the vesting of RSUs. These reallocations are recorded within equity-based compensation in the statement of changes in shareholders’ equity.

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Vesting of RSUs settled in Class A Shares	$4,233	$3,897	$1,874

4.	FAIR VALUE DISCLOSURES

Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (i.e., an exit price). Due to the inherent uncertainty of valuations of investments that are determined to be illiquid or do not have readily ascertainable fair values, the estimates of fair value may differ from the values ultimately realized, and those differences can be material.

U.S. GAAP prioritizes the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset and liability and the specific characteristics of the assets and liabilities. Assets and liabilities with readily-available, actively-quoted prices or for which fair value can be measured from actively-quoted prices generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Fair value is determined using quoted prices that are available in active markets for identical assets or liabilities as of the measurement date. Assets and liabilities that would generally be included in this category include certain listed equities and listed derivatives.

•

Level II – Fair value is determined using quotations received from dealers making a market for these assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing vendors (“independent pricing services”), the use of models, or other valuation methodologies based on pricing inputs that are either directly or indirectly observable as of the measurement date. Consideration is given to the nature of the broker quotes (e.g., indicative or executable). Assets and liabilities for which executable broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level II. Assets and liabilities that would generally be included in this category include certain corporate bonds, certain credit default swap contracts, certain bank debt, less liquid and restricted equity securities, forward contracts and certain over-the-counter (“OTC”) derivatives.

•

Level III – Fair value is determined using pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The fair value for assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of such assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. Assets and liabilities that would generally be included in this category include equity and debt securities issued by private entities, limited partnerships, structured products, certain corporate bonds, certain credit default swaps, certain bank debt and certain OTC derivatives.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

As of December 31, 2010 and 2009, the Company did not have any liabilities carried at fair value. The following table summarizes the Company’s assets measured at fair value on a recurring basis within the fair value hierarchy:

	As of December 31, 2010
	Level I	Level II	Level III	Total
	(dollars in thousands)
Assets of Consolidated Och-Ziff Funds
Investments, at fair value:
Real estate investments	$—	$—	$288,444	$288,444
Energy and natural resources limited partnerships	—	—	49,870	49,870
Structured products	5	—	66,716	66,721
Other investments	337	—	13,994	14,331

Total Investments, at Fair Value	$342	$—	$419,024	$419,366

Deferred Balances, at Fair Value	$—	$—	$2,913	$2,913

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

	As of December 31, 2009
	Level I	Level II	Level III	Total
	(dollars in thousands)
Assets of Consolidated Och-Ziff Funds
Investments, at fair value:
Real estate investments	$—	$—	$295,626	$295,626
Energy and natural resources limited partnerships	—	—	4,605	4,605

Total Investments, at Fair Value	$—	$—	$300,231	$300,231

Deferred Balances, at Fair Value	$—	$—	$404,666	$404,666

For the years ended December 31, 2010 and 2009, there were no transfers between Level I, Level II or Level III assets.

Real estate investments are investments held by the Company’s consolidated real estate funds and include equity, preferred equity, mezzanine debt, and participating debt in entities domiciled primarily in the United States. The fair values of these investments are generally based upon discounting the expected cash flows from the investment or a multiple of earnings. Recent sales as well as offers on investments that are deemed likely to close in the near future are also considered. In reaching the determination of fair value for investments, the Company considers many factors including, but not limited to, the operating cash flows and financial performance of the real estate investments relative to budget projections, property types, geographic locations, the physical condition of the asset, prevailing market capitalization rates, prevailing market discount rates, general economic conditions, economic conditions specific to the market in which the assets are located, the prevailing interest rate environment, the prevailing state of the debt markets, comparable public company trading multiples, independent third party appraisals, available pricing data on comparable properties in the specific market in which the asset is located, expected exit timing and strategy and any specific rights or terms associated with the investment.

Structured products are valued using broker quotes. Generally, these quotations are indicative in nature. If broker quotes are not available or deemed unreliable, fair value may be determined using independent pricing services or cash flow models. The inputs used in these models would include the performance of underlying collateral, prepayment and liquidation rates, credit spreads and discount rates. Market data is used to the extent that it is observable and considered reliable.

All other Level III investments, including those in energy and natural resources limited partnerships, or for which exchange quotations are not readily available or deemed unreliable, are generally valued using broker quotes or as determined in good faith with third-party input or other observable market inputs, where available. The methods and procedures to value these investments may include, but are not limited to: (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from the issuers; (iii) calculating the present value of future cash flows; (iv) assessing other analytical data and information relating to the investment that is an indication of value; (v) obtaining information provided by third parties; (vi) reviewing of amounts invested in these investments; and (vii) evaluating financial information provided by the management of these investments. Inputs utilized to determine fair value when the above methods are used include, but are not limited to, the following: market prices for referenced securities; yield curves; spread analysis; discount rates; measures of volatility; net asset values published by third-party fund managers; analysis of qualitative and quantitative data in relation to the strength and condition of the issuer (including budgets, earnings projections and business plans); other information obtained from independent dealers and independent pricing services; market observations and correlations of these inputs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Deferred balances are made up of deferred incentive income receivable from the Company’s offshore funds. Deferred balances are valued based on net asset value information provided by the Och-Ziff funds. The investments within these funds are carried at fair value and are categorized as Level I, II, and III financial instruments, as appropriate.

The following table summarizes the changes in the Company’s Level III assets for the year ended December 31, 2010:

	Balance as of December 31, 2009	Investment Purchases (Sales), Net and Collection of Deferred Balances	Net Gains of Consolidated Och-Ziff Funds and Net Earnings on Deferred Balances	Balance as of December 31, 2010	Net Change in Unrealized Gains (Losses) on Investments Held as of December 31, 2010
Assets of Consolidated Och-Ziff Funds	(dollars in thousands)
Investments, at fair value:
Real estate investments	$295,626	$(24,432)	$17,250	$288,444	$14,881
Energy and natural resources limited partnerships	4,605	40,104	5,161	49,870	5,161
Structured products	—	65,603	1,113	66,716	208
Other investments	—	13,632	362	13,994	336

Total Investments, at Fair Value	$300,231	$94,907	$23,886	$419,024	$20,586

Deferred Balances, at Fair Value	$404,666	$(401,753)	$—	$2,913	$—

The following table summarizes the changes in the Company’s Level III assets for the year ended December 31, 2009:

	Balance as of December 31, 2008	Investment Purchases, Net and Collection of Deferred Balances	Net Gains (Losses) of Consolidated Och-Ziff Funds and Net Earnings on Deferred Balances	Balance as of December 31, 2009	Net Change in Unrealized Gains (Losses) on Investments Held as of December 31, 2009
Assets of Consolidated Och-Ziff Funds	(dollars in thousands)
Investments, at fair value:
Real estate investments	$204,688	$86,214	$4,724	$295,626	$4,789
Energy and natural resources limited partnerships	3,820	1,559	(774)	4,605	(774)

Total Investments, at Fair Value	$208,508	$87,773	$3,950	$300,231	$4,015

Deferred Balances, at Fair Value	$558,530	$(208,002)	$54,138	$404,666	$54,138

Fair Value of Other Financial Instruments

Management estimates that the fair value of its term loan is approximately 85% of its carrying value as of December 31, 2010 based on an analysis of comparable issuers. Management believes that the carrying values of all other financial instruments presented on the consolidated balance sheets approximate their fair values.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

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

The Company’s involvement with funds that are VIEs and not consolidated is limited to providing investment management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $26.6 billion and $22.2 billion as of December 31, 2010 and 2009, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from the VIEs. As of December 31, 2010 and 2009, the only assets related to these variable interests amounted to $313.9 million and $251.4 million, respectively, and are included within income and fees receivable in the Company’s consolidated balance sheets.

In addition, the Company holds variable interests in certain joint ventures determined to be VIEs. The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $1.7 million and $3.8 million as of December 31, 2010 and 2009, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

As substantially all of the funds managed by the Company qualify for the deferral under ASU 2010-10, the Company’s determination of whether it is the primary beneficiary of a VIE is generally based on an analysis of which variable interest holder of a VIE is exposed to the majority of the expected losses or receives a majority of the expected residual returns. Fund investors are entitled to substantially all of the economics of these VIEs with the exception of the management fee (generally 1.5% to 2.5% annually of assets under management) and incentive income (generally 20% of net appreciation in a given year), if any, earned by the Company. Accordingly, the Company’s determination of the primary beneficiary is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

The following table presents the assets and liabilities of funds determined to be VIEs and consolidated by the Company as primary beneficiary:

	December 31,
	2010	2009
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$165,551	$51,394
Other assets of consolidated Och-Ziff funds	21,253	1,713

Total Assets	$186,804	$53,107

Liabilities
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	$23,480	$—
Other liabilities of consolidated Och-Ziff funds	4,107	30

Total Liabilities	$27,587	$30

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The assets presented in the table above belong to the investors in those funds, are available for use only by the fund to which they belong, and are not available for use by the Company. The consolidated funds have no recourse to the general credit of the Company with respect to any liability. The Company also consolidates funds not considered to be VIEs and, therefore, the assets and liabilities of those funds are not included in the table above.

6.	OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31,
	2010	2009
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,283	20,736
Computer hardware and software	17,061	17,579
Furniture, fixtures and equipment	2,784	3,046
Accumulated depreciation and amortization	(32,043)	(25,192)

Fixed assets, net	30,685	38,769
Goodwill	22,691	22,691
Prepaid expenses	8,931	9,273
Intangible assets, net	4,358	5,106
Refundable security deposits	3,669	6,785
Current income tax receivable	2,962	484
Investments in joint ventures	1,733	3,799
Investments in Och-Ziff funds	1,552	10,889
Other	5,718	5,788

Total Other Assets, Net	$82,299	$103,584

The Company recorded depreciation and amortization expenses of $9.1 million, $8.5 million and $6.6 million within general, administrative and other in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31,
	2010	2009
	(dollars in thousands)
Deferred income from consolidated Och-Ziff funds	$19,618	$12,813
Accrued expenses	13,944	4,686
Deferred rent credit	13,436	10,887
Current income taxes payable	11,331	5,070
Deferred income tax liabilities	3,210	9,590
Other	222	132

Total Other Liabilities	$61,761	$43,178

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

7.	DEBT OBLIGATIONS

The following table presents the Company’s outstanding debt obligations as reported in the consolidated balance sheets:

	December 31,
	2010	2009
	(dollars in thousands)
Term loan	$628,150	$635,650
Note payable on corporate aircraft	11,337	16,764

Total Debt Obligations	$639,487	$652,414

The following table presents the Company’s scheduled principal repayments and maturities for its outstanding debt:

Principal Repayments
(dollars in thousands)
2011	$18,837
2012	620,650

Total Principal Repayments	$639,487

Term Loan

On July 2, 2007, the Company entered into a term loan. The following are the principal terms of the term loan:

Amount outstanding as of December 31, 2010	$628,150,000
Principal amount borrowed	$750,000,000
Annual interest rate	LIBOR + 0.75%
Term (Maturity Date)	5 years (July 2, 2012)
Pledged collateral	First priority lien on substantially all of the Company’s assets.
Principal repayment	Commencing December 31, 2008, quarterly payments equal to an annual rate of 1.00% of principal amount borrowed. Balance due at maturity.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

•	engaging in a substantially different line of business; and

•	amending its organizational documents in a manner materially adverse to the lenders.

The term loan permits the Company to incur up to $150 million of unsecured indebtedness and additional indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with a leverage ratio (as defined in the credit agreement) of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of December 31, 2010, the Company has not incurred any additional indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. The Company will not be permitted to make distributions from the Och-Ziff Operating Group to its Class A Shareholders or the holders of Och-Ziff Operating Group A Units if it is in default under the term loan.

The term loan also limits the amount of distributions the Company can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of December 31, 2010, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

Note Payable on Corporate Aircraft

On May 30, 2008, the Company refinanced the remaining principal balance on the original note payable on its corporate aircraft. The following are the principal terms of the note payable:

Amount outstanding as of December 31, 2010	$11,337,392
Principal amount borrowed	$16,763,719
Annual interest rate	LIBOR + 2.35%
Term (Maturity Date)	3 years (May 31, 2011)
Pledged collateral	First priority lien on corporate aircraft.
Principal repayment	Principal due at maturity.

On March 30, 2009, the Company amended the terms of the note payable on our corporate aircraft. The terms of the amended note require the Company to make one or more prepayments of the note or post cash collateral with the lender in the event that the outstanding principal balance of the loan at any time exceeds an amount equal to 65% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender that may not be exercised more than once every 12 months. During the second quarter of 2010, the Company paid $3.4 million of the note payable and applied $2.0 million of collateral previously posted with the lender against the remaining principal balance.

The terms of the amended note payable also require the Company comply with the following financial maintenance covenants in order for it to avoid an event of default:

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

•

Average cash, unrestricted marketable securities and other liquid investments that may be converted to cash within 90 days must be equal to an amount greater than the outstanding principal balance of the note, tested quarterly.

Upon an event of default, subject to certain cure periods set forth in the note, the lender may declare all amounts outstanding under the note to be due and payable.

Och-Ziff Real Estate Funds Credit Facility

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

Borrowings under the credit facility are recorded as liabilities by the investment subsidiaries of the funds using the facility. In accordance with U.S. GAAP, investment subsidiaries of the Company’s consolidated funds are generally not consolidated, but are carried at fair value within investments, at fair value in the Company’s consolidated balance sheets. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated balance sheets. As of December 31, 2010, there were $250 thousand in outstanding borrowings under the facility with an average interest rate of 3.02% and $4.3 million in letters of credit drawn under the facility with an average interest rate of 2.88%.

8.	EQUITY-BASED COMPENSATION

The Company grants equity-based compensation in the form of Class A Shares or RSUs to its partners, managing directors, other employees and the independent members of its Board of Directors under the terms of the Company’s Amended and Restated 2007 Equity Incentive Plan.

An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Company’s Board of Directors, upon completion of the requisite service period. The Company recognizes compensation expense for RSUs equal to the market value of the Company’s Class A Shares at the date of grant, adjusted for forfeiture assumptions, on a straight-line basis over the requisite service period.

All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on the Company’s Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. The dividend equivalents will be paid if and when the related RSUs vest. As a result, dividend equivalents declared on RSUs are recorded similar to a stock dividend, resulting in increases in the Company’s retained deficit and the retained deficit component of partners’ and others’ interests in consolidated subsidiaries on the same pro rata basis as earnings of the Och-Ziff Operating Group are allocated, and increases in the Company’s paid-in capital and the paid-in capital component of partners’ and others’ interests in consolidated subsidiaries. No compensation expense is recognized related to these dividend equivalents. As delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs, a forfeiture provision has been included in the accrual of such dividend equivalents.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The following table presents activity related to the Company’s RSUs:

	Year Ended December 31,
	2010	2009	2008
Restricted Share Units, Beginning of Year	15,462,117	15,075,965	13,959,579
Granted	7,134,091	5,888,074	5,954,035
Settled in Class A Shares or canceled to satisfy tax withholding obligation	(6,612,972)	(4,164,708)	(2,955,527)
Forfeited	(1,903,624)	(1,337,214)	(1,882,122)

Restricted Share Units, End of Year	14,079,612	15,462,117	15,075,965

The total fair value of RSUs settled in Class A Shares for the years ended December 31, 2010, 2009 and 2008 was $68.5 million, $36.0 million and $9.3 million, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company withheld total RSUs of 1,940,941, 992,879 and 814,965, respectively, with a fair value of $28.8 million, $11.7 million and $3.5 million, respectively, to satisfy tax withholding obligations, of which $22.0 million, $9.3 million and $2.8 million, respectively, were recorded as decreases to partners’ and others’ interests in consolidated subsidiaries and $6.7 million, $2.5 million and $698 thousand, respectively, were recorded as decreases to the Company’s paid-in capital.

The following table presents activity related to the Company’s unvested RSUs for the year ended December 31, 2010:

	Unvested RSUs	Weighted-Average Grant-Date Fair Value
Unvested Restricted Share Units, Beginning of Year	14,885,809	$16.97
Granted	7,134,091	$14.61
Vested	(7,154,132)	$18.25
Forfeited	(1,734,663)	$20.11

Unvested Restricted Share Units, End of Year	13,131,105	$14.58

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2010, 2009 and 2008 was $14.61, $5.84 and $12.58, respectively. As of December 31, 2010, total unrecognized compensation expense related to RSUs was approximately $175.4 million with a weighted-average amortization period of 2.1 years.

In 2009, the Company canceled 3,050,000 Och-Ziff Operating Group A Units that were subsequently reallocated to certain partners and accounted for as a new grant. The cancellation of these units resulted in the acceleration of $25.6 million of Reorganization expenses. Amortization expense related to the reallocated units was based on a grant-date fair value of $12.73 per unit and is recorded within compensation and benefits in the consolidated statements of operations.

For the years ended December 31, 2010, 2009 and 2008, the Company recognized amortization expense related to equity-based compensation of $128.7 million, $122.5 million and $102.0 million, respectively, with corresponding tax benefits of $97.3 million, $52.5 million and $12.8 million, respectively.

In 2008, the Company agreed to grant to certain employees a number of RSUs over a five-year period starting in 2008 with a total fair value of $40.0 million, of which $8.0 million is granted each year beginning in 2009. These RSUs are not subject to any further service period once granted; therefore, the Company began amortizing the fair

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

value of $40.0 million ratably over the service period that precedes the grant date. As of December 31, 2010, $22.8 million of the $40.0 million was either fully vested or forfeited. As a result, the remaining $17.2 million of the original $40.0 million has been and continues to be amortized over the five-year service period. The total number of RSUs to be issued each year will be determined by the average share price of the Company’s Class A Share for the twenty days prior to each grant date. Accordingly, these RSUs are not included in the tables presented above.

In September 2009, the Company granted 400,000 immediately vested Class A Shares to a partner. The grant-date fair value for this grant was $4.8 million, or $12.01 per Class A Share.

9.	GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Occupancy and equipment	$28,281	$30,157	$18,700
Professional services	21,173	16,933	41,725
Information processing and communications	14,093	13,620	15,881
Insurance	7,740	12,212	7,205
Business development	7,685	7,606	11,648
Other expenses	16,394	12,031	8,739

	95,366	92,559	103,898
Changes in tax receivable agreement liability	(1,368)	(19,749)	(1,676)

Total General, Administrative and Other	$93,998	$72,810	$102,222

Amortization expense related to the intangible assets acquired in connection with the 25% acquisition of the real estate business described in Note 2 in the amount of $748 thousand, $748 thousand, and $751 thousand for the years ended December 31, 2010, 2009 and 2008, respectively, is included within other expenses in the table above.

10.	INCOME TAXES

The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the United States and in foreign jurisdictions.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Current:
Federal income taxes	$(6,395)	$(9,065)	$(5,008)
State and local income taxes	16,585	13,118	18,486
Foreign income taxes	11,072	6,131	3,987

	21,262	10,184	17,465

Deferred:
Federal income taxes	23,012	18,753	25,779
State and local income taxes	(4,959)	11,315	(3,698)
Foreign income taxes	1,763	(2,549)	520

	19,816	27,519	22,601

Total Provision for Income Taxes	$41,078	$37,703	$40,066

Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the U.S. GAAP bases and tax bases of the Company’s assets and liabilities. The following table presents the Company’s deferred income tax assets and liabilities:

	December 31,
	2010	2009
	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$935,452	$913,312
Net operating loss	37,348	32,706
Tax credit carryforwards	10,205	5,104
Investment in partnerships	1,339	1,167
Employee compensation	1,011	2,988
Other	1,463	1,392

	986,818	956,669
Valuation allowance	(3,867)	(2,524)

Total Deferred Income Tax Assets	982,951	954,145

Deferred Income Tax Liabilities:
Deferred incentive income	—	(9,607)
Depreciation	(471)	(524)

Total Deferred Income Tax Liabilities	(471)	(10,131)

Net Deferred Income Tax Assets	$982,480	$944,014

For the year ended December 31, 2010 and 2009, the Company recorded a valuation allowance of $3.9 million and $2.5 million pertaining to state and local tax credit carryforwards based on management’s assessment of the factors impacting the ability to realize these deferred income tax assets within the limited carryforward period available.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2010	2009	2008
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to partners	-27.03%	-28.01%	-27.14%
Reorganization expenses	-6.74%	-5.57%	-4.32%
Income not subject to entity level tax	-3.01%	-2.39%	-4.74%
State and local income taxes	-0.85%	-1.81%	-0.51%
Foreign income taxes	-0.74%	-0.17%	-0.23%
Other, net	-0.18%	0.13%	-0.53%

Effective Income Tax Rate	-3.55%	-2.82%	-2.47%

As of December 31, 2010, the Company had foreign tax credit carryforwards of approximately $6.3 million that expire by December 31, 2020, and state and local tax credits of $3.9 million that expire by December 31, 2017. As of December 31, 2010, the Company had $93.7 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2030. Additionally, as of December 31, 2010, the Company had $117.9 million of net operating losses available to offset future taxable income for state and $107.6 million for local income tax purposes that will expire between 2028 and 2030.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2007.

As of and for the three years ended December 31, 2010, the Company was not required to establish a liability for uncertain tax positions.

At the time of the Offerings, the Company recorded an increase to paid-in capital in the amount of $937.7 million related to deferred income tax assets arising from the sale of the partners’ equity interests in the Och-Ziff Operating Group to the public and DIC. These deferred income tax assets are derived from goodwill recognized for tax purposes that is expected to be subsequently amortized and result in future taxable deductions and cash savings to the Company. In addition, as further discussed in Note 13, the Company entered into a tax receivable agreement to pay a portion of these tax savings to the partners; therefore, a liability in the amount of $797.1 million was established at the time of the Offerings. In 2008, the Company finalized valuations needed to estimate the future taxable deductions created in connection with the sale of the partners’ equity interests in the Och-Ziff Operating Group to the public and DIC, which resulted in an increase to the deferred income tax assets of $80.3 million and an increase to the liability for amounts payable under the tax receivable agreement of $68.3 million, for a net increase to paid-in capital of $12.0 million.

11.	LOSS PER CLASS A SHARE

Basic net loss per Class A Share is computed by dividing the net loss allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. In addition, 948,507, 576,308 and 241,533 RSUs that have vested but have not been settled in Class A Shares as of December 31, 2010, 2009 and 2008, respectively, are included in weighted-average Class A Shares outstanding in the calculation of basic and diluted net loss per Class A Share.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The following table presents the computation of basic and diluted net loss per Class A Shares for the years ended December 31, 2010, 2009 and 2008:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Year Ended December 31, 2010
Basic	$(294,413)	87,910,977	$(3.35)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		300,789,883
Class A Restricted Share Units	—	—		13,131,105

Diluted	$(294,413)	87,910,977	$(3.35)

Year Ended December 31, 2009
Basic	$(297,429)	78,387,368	$(3.79)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		309,056,479
Class A Restricted Share Units	—	—		14,885,809

Diluted	$(297,429)	78,387,368	$(3.79)

Year Ended December 31, 2008
Basic	$(510,596)	74,398,336	$(6.86)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		311,099,524
Class A Restricted Share Units	—	—		14,834,432

Diluted	$(510,596)	74,398,336	$(6.86)

12.	RELATED PARTY TRANSACTIONS

Due to Related Parties

The following table presents the amounts included within due to related parties:

	December 31,
	2010	2009
	(dollars in thousands)
Amounts payable under tax receivable agreement	$783,601	$785,530
Deferred balances and related taxes payable	5,178	391,812

Total Due To Related Parties	$788,779	$1,177,342

Amounts Payable Under Tax Receivable Agreement

As further discussed in Note 13, the Company entered into an agreement with the partners and the Ziffs, whereby the Company would pay the partners and the Ziffs a portion of any tax savings resulting from the purchase of Och-Ziff Operating Group A Units at the time of the Offerings or as a result of any subsequent exchanges of their interests for Class A Shares. The Company paid the partners and the Ziffs $15.7 million, $32.7 million and $6.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, for tax savings realized, including interest thereon.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Deferred Balances and Related Taxes Payable

Deferred balances relate to incentive income allocated to the partners and the Ziffs prior to the Offerings, net of any taxes owed by the Company related to such balances. Any excess taxes withheld are paid upon the completion of the Company’s tax return.

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

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Management fees	$424,310	$353,657	$559,742
Incentive income	$427,497	$335,480	$12,201

Management Fees and Incentive Income Earned from Affiliates and Waived Fees

Prior to the Offerings, the Company did not charge management fees or earn incentive income on investments made by the Company’s partners, employees and other related parties. Following the Offerings, the Company began charging management fees and earning incentive income on new investments made in the funds by the partners and certain other related parties, including the partners’ reinvestment of the after-tax proceeds from the Offerings. The Company continues to waive fees for employee investments in the funds. The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$21,130	$20,615	$22,862
Incentive income	$35,255	$17,441	$30
Fees waived on investments held by related parties:
Management fees	$12,733	$14,085	$20,447
Incentive income	$15,741	$18,290	$25

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $487 thousand, $437 thousand and $447 thousand for Mr. Och’s personal use of the corporate aircraft based on market rates for the use of a private aircraft for the years ended December 31, 2010, 2009 and 2008, respectively

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

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

In connection with the departure of certain former partners in 2009 and 2010, the right to receive payments under the tax receivable agreement by such former partners was contributed to the Och-Ziff Operating Group. As a result, the Company now expects to pay to the remaining partners and the Ziffs approximately 78% (from 85% at the time of the Offerings) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that the Company actually realizes as a result of the increases in tax basis discussed above.

In connection with the former partners’ contributions in 2010, the Company recorded a decrease in the liability for amounts payable under the tax receivable agreement of $17.4 million, a decrease of deferred income tax assets of $1.3 million related to income tax expense expected to be incurred as a result of the payments to the Och-Ziff Operating Group, an increase to the Company’s paid-in capital of $2.4 million and an increase to partners’ and others’ interests in consolidated subsidiaries of $13.7 million. In connection with the former partners’ contributions in 2009, the Company recorded a decrease in the liability for amounts payable under the tax receivable agreement of $19.6 million, a decrease of deferred income tax assets of $1.6 million related to income tax expense expected to be incurred as a result of the payments to the Och-Ziff Operating Group, an increase to the Company’s paid-in capital of $2.3 million and an increase to partners’ and others’ interests in consolidated subsidiaries of $15.7 million.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The table below presents the maximum amounts that would be payable under the tax receivable agreement assuming that we will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
2011	$37,050
2012	38,896
2013	40,186
2014	42,232
2015	44,771
Thereafter	580,466

Total Payments	$783,601

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Mumbai and Beijing, in addition to operating leases on computer hardware. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term. As of December 31, 2010, future minimum rental commitments under these lease contracts are:

Minimum Rental Commitments
(dollars in thousands)
2011	$16,342
2012	18,368
2013	16,890
2014	17,258
2015	17,955
Thereafter	73,514

Total Minimum Rental Commitments	$160,327

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

Investment Commitments

As of December 31, 2010, an Och-Ziff fund consolidated by the Company had a commitment to fund investments in an amount of up to $153.7 million. This commitment will be funded through contributions from investors in the consolidated fund, as the Company is only the investment manager and not an investor in the fund. The Company expects this commitment to be funded over the next 4 years.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The Company has committed to fund a portion of the annual operating budget for a joint venture, and this portion currently totals approximately $4.7 million annually. The joint venture periodically returns substantially all of the cash that is contributed by the Company, as expenses incurred by the joint venture are generally reimbursed by the projects it manages.

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

The Och-Ziff Funds segment is currently the Company’s only reportable segment and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The Och-Ziff Funds segment provides asset management services to the Company’s funds.

The Company’s Other Operations are currently comprised of its real estate business, which manages and provides asset management services to the Company’s real estate funds, and investments in new businesses established to expand the Company’s private investment platforms. The businesses and investments included in the Company’s Other Operations do not meet the thresholds of reportable business segments under U.S. GAAP.

Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment.

Och-Ziff Funds Segment

Management uses Economic Income to evaluate the financial performance of and make resource allocation and other operating decisions for the Och-Ziff Funds segment. Economic Income is a pre-tax measure of performance that excludes certain adjustments required under U.S. GAAP. See the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Economic Income of the Och-Ziff Funds segment.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The following table presents Economic Income of the Och-Ziff Funds segment:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Economic Income Revenues
Management fees	$422,940	$357,517	$571,274
Incentive income	446,228	348,915	12,201
Other revenues	1,290	1,447	3,554

Total Economic Income Revenues	870,458	707,879	587,029

Economic Income Expenses
Compensation and benefits	207,413	193,911	141,255
Non-compensation expenses	81,849	89,987	129,970

Total Economic Income Expenses	289,262	283,898	271,225

Net losses on joint ventures	(300)	—	—

Economic Income	$580,896	$423,981	$315,804

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The tables below present Economic Income of the Och-Ziff Funds segment, the U.S. GAAP results of the Company’s Other Operations and the related adjustments necessary to reconcile the Economic Income of the Och-Ziff Funds segment to the Company’s consolidated U.S. GAAP net loss. For a description of these adjustments, see the notes following the tables:

	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Reconciling Adjustments			Total Company U.S. GAAP Basis
Year Ended December 31, 2010			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$422,940	$5,817	$(337)	$9,396	(a)	$437,816
Incentive income	446,228	—	—	—		446,228
Other revenues	1,290	684	—	—		1,974
Income of consolidated Och-Ziff funds	—	36,819	1,666	—		38,485

Total Revenues	870,458	43,320	1,329	9,396		924,503

Expenses
Compensation and benefits	207,413	31,870	—	122,402	(b)(c)(g)	361,685
Allocation of deferred balances and related taxes to non-equity interests	—	—	—	(27	)(d)	(27)
Reorganization expenses	—	—	—	1,626,988	(e)	1,626,988
Interest expense	7,639	—	—	—		7,639
General, administrative and other	74,210	3,431	—	16,357	(a)(f)	93,998
Expenses of consolidated Och-Ziff funds	—	8,470	403	—		8,873

Total Expenses	289,262	43,771	403	1,765,720		2,099,156

Other Income (Loss)
Net losses on investments in Och-Ziff funds and joint ventures	(300)	(145)	—	(76	)(d)	(521)
Deferred income from consolidated Och-Ziff funds	—	(6,437)	(368)	—		(6,805)
Net gains of consolidated Och-Ziff funds	—	21,088	3,015	—		24,103

Total Other Income (Loss)	(300)	14,506	2,647	(76)		16,777

Income (Loss) Before Income Taxes	580,896	14,055	3,573	(1,756,400)		(1,157,876)
Income taxes	—	2,055	—	39,023	(f)	41,078

Consolidated Net Income (Loss)	$580,896	$12,000	$3,573	$(1,795,423)		$(1,198,954)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$42,139	$3,573	$(950,253	)(g)	$(904,541)

Net Income (Loss) Allocated to Class A Shareholders	$580,896	$(30,139)	$—	$(845,170)		$(294,413)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Reconciling Adjustments			Total Company U.S. GAAP Basis
Year Ended December 31, 2009			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$357,517	$4,926	$(227)	$2,689	(a)	$364,905
Incentive income	348,915	—	—	—		348,915
Other revenues	1,447	292	—	—		1,739
Income of consolidated Och-Ziff funds	—	27,729	—	—		27,729

Total Revenues	707,879	32,947	(227)	2,689		743,288

Expenses
Compensation and benefits	193,911	42,426	—	108,095	(b)(c)(g)	344,432
Allocation of deferred balances and related taxes to non-equity interests	—	—	—	19,575	(d)	19,575
Reorganization expenses	—	—	—	1,704,753	(e)	1,704,753
Interest expense	12,797	—	—	—		12,797
General, administrative and other	77,190	4,888	—	(9,268	)(a)(f)	72,810
Expenses of consolidated Och-Ziff funds	—	4,008	61	—		4,069

Total Expenses	283,898	51,322	61	1,823,155		2,158,436

Other Income (Loss)
Net earnings on deferred balances	—	—	—	54,138	(d)	54,138
Net gains (losses) on investments in Och-Ziff funds and joint ventures	—	(1,454)	—	3,243	(d)	1,789
Net gains on early retirement of debt	—	—	—	21,797	(f)	21,797
Deferred income from consolidated Och-Ziff funds	—	(4,285)	—	—		(4,285)
Net gains (losses) of consolidated Och-Ziff funds	—	4,728	(778)	—		3,950

Total Other Income (Loss)	—	(1,011)	(778)	79,178		77,389

Income (Loss) Before Income Taxes	423,981	(19,386)	(1,066)	(1,741,288)		(1,337,759)
Income taxes	—	857	—	36,846	(f)	37,703

Consolidated Net Income (Loss)	$423,981	$(20,243)	$(1,066)	$(1,778,134)		$(1,375,462)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$23,172	$(1,066)	$(1,100,139	)(g)	$(1,078,033)

Net Income (Loss) Allocated to Class A Shareholders	$423,981	$(43,415)	$—	$(677,995)		$(297,429)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Reconciling Adjustments			Total Company U.S. GAAP Basis
Year Ended December 31, 2008			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$571,274	$5,245	$(254)	$—		$576,265
Incentive income	12,201	—	—	—		12,201
Other revenues	3,554	555	—	—		4,109
Income of consolidated Och-Ziff funds	—	11,702	107	—		11,809

Total Revenues	587,029	17,502	(147)	—		604,384

Expenses
Compensation and benefits	141,255	13,975	—	106,600	(b)(c)	261,830
Allocation of deferred balances and related taxes to non-equity interests	—	—	—	(43,079	)(d)	(43,079)
Reorganization expenses	—	—	—	1,698,989	(e)	1,698,989
Interest expense	33,948	—	—	—		33,948
General, administrative and other	96,022	1,986	—	4,214	(f)	102,222
Expenses of consolidated Och-Ziff funds	—	3,340	654	—		3,994

Total Expenses	271,225	19,301	654	1,766,724		2,057,904

Other Loss
Net losses on deferred balances	—	—	—	(141,900	)(d)	(141,900)
Net losses on investments in Och-Ziff funds and joint ventures	—	(7,644)	—	(3,793	)(d)	(11,437)
Deferred income from consolidated Och-Ziff funds	—	922	—	—		922
Net losses of consolidated Och-Ziff funds	—	(13,453)	(4,181)	—		(17,634)

Total Other Loss	—	(20,175)	(4,181)	(145,693)		(170,049)

Income (Loss) Before Income Taxes	315,804	(21,974)	(4,982)	(1,912,417)		(1,623,569)
Income taxes	—	241	—	39,825	(f)	40,066

Consolidated Net Income (Loss)	$315,804	$(22,215)	$(4,982)	$(1,952,242)		$(1,663,635)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$(1,973)	$(4,982)	$(1,146,084	)(g)	$(1,153,039)

Net Income (Loss) Allocated to Class A Shareholders	$315,804	$(20,242)	$—	$(806,158)		$(510,596)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The following is a description of the adjustments made to reconcile Economic Income for the Och-Ziff Funds segment to the Company’s results on a U.S. GAAP basis:

Funds Consolidation

Economic Income for the Och-Ziff Funds segment reflects management fees and incentive income earned from all of the Company’s funds, excluding the Company’s domestic real estate funds which are included within the Company’s Other Operations. The impacts of consolidation and the related eliminations of the Och-Ziff funds are not included in Economic Income.

Other Adjustments

(a)	Economic Income presents management fees net of recurring placement and related service fees on assets under management, as management considers these fees a reduction in management fees, not an expense.

(b)	Economic Income recognizes the full amount of deferred cash compensation and expenses related to compensation arrangements indexed to annual investment performance on the date it is determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on the Company’s performance in the year of the award.

(c)	Economic Income excludes equity-based compensation expenses, as management does not consider these non-cash expenses to be reflective of the operating performance of the Company.

(d)	Economic Income excludes the allocation of deferred balances and related taxes to non-equity interests, net earnings (losses) on deferred balances and net gains (losses) on investments in Och-Ziff funds, as these amounts primarily relate to amounts due to the partners and the Ziffs for deferred balances, and amounts due to employees under deferred cash compensation arrangements that are indexed to the returns of certain funds.

(e)	Economic Income excludes Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the partners and the Ziffs prior to the Reorganization as Och-Ziff Operating Group A Units and any subsequent reallocations of such units.

(f)	Economic Income excludes depreciation and amortization, changes in the tax receivable agreement liability and net gains on early retirement of debt, as management does not consider these items to be reflective of the operating performance of the Company. Economic Income also excludes income taxes as it is a measure of pre-tax performance.

(g)	Economic Income excludes amounts allocated to the partners and the Ziffs on their interests in the Och-Ziff Operating Group, as management reviews the performance of the Company at the Och-Ziff Operating Group level. The Company conducts substantially all of its activities through the Och-Ziff Operating Group.

Substantially all of the Company’s revenues are earned from the Och-Ziff funds. For the year ended December 31, 2010, the Company recorded revenues of $318.9 million, $142.8 million and $142.5 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the year ended December 31, 2009, the Company recorded revenues of $241.7 million, $136.5 million and $97.5 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the year ended December 31, 2008, the Company recorded revenues of $160.5 million, $104.4 million, $76.3 million and $61.8 million from four individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

SUPPLEMENTAL FINANCIAL STATEMENTS

QUARTERLY RESULTS—UNAUDITED

The following tables present the Company’s unaudited quarterly results for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$109,435	$123,924	$122,470	$568,674
Total expenses	503,629	493,289	498,464	603,774
Total other income (loss)	4,357	12,305	4,476	(4,361)
Income taxes	8,799	7,744	7,054	17,481

Consolidated Net Loss	$(398,636)	$(364,804)	$(378,572)	$(56,942)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(309,997)	$(275,383)	$(285,042)	$(34,119)

Net Loss Allocated to Class A Shareholders	$(88,639)	$(89,421)	$(93,530)	$(22,823)

Net Loss Per Class A Share
Basic	$(1.07)	$(1.05)	$(1.04)	$(0.24)

Diluted	$(1.07)	$(1.05)	$(1.05)	$(0.24)

Weighted-Average Class A Shares Outstanding
Basic	82,708,885	85,432,135	89,862,493	93,500,362

Diluted	82,708,885	85,432,135	392,799,640	93,500,362

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$97,188	$95,603	$101,680	$448,817
Total expenses	499,067	532,318	534,010	593,041
Total other income (loss)	(11,597)	15,764	20,100	53,122
Income taxes	2,829	449	(20,889)	55,314

Consolidated Net Loss	$(416,305)	$(421,400)	$(391,341)	$(146,416)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(334,451)	$(333,087)	$(311,314)	$(99,181)

Net Loss Allocated to Class A Shareholders	$(81,854)	$(88,313)	$(80,027)	$(47,235)

Net Loss Per Class A Share
Basic	$(1.07)	$(1.15)	$(1.02)	$(0.58)

Diluted	$(1.07)	$(1.15)	$(1.06)	$(0.58)

Weighted-Average Class A Shares Outstanding
Basic	76,547,204	76,804,771	78,818,314	81,321,978

Diluted	76,547,204	76,804,771	387,874,793	81,321,978

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

SUPPLEMENTAL FINANCIAL STATEMENTS—(Continued)

QUARTERLY RESULTS—UNAUDITED

These results were prepared in accordance with U.S. GAAP and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

Deferred incentive income allocations to the Company, as general partner, previously deferred through net loss allocated to partners’ and others’ interests in consolidated subsidiaries have been reclassified to deferred income from consolidated Och-Ziff funds within other income (loss) in the consolidated statements of operations. These amounts relate to incentive income allocated to the Company that continues to be subject to clawback by certain consolidated funds. See Note 2 of the Company’s consolidated financial statements for additional information.

The Company generally does not recognize incentive income during the first three quarters of the year other than amounts earned as a result of fund investor redemptions during the period or amounts earned from fund investors with measurement periods longer than one year.

Generally, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses comprising a large portion of total compensation and benefits expense. These cash bonuses are funded by total annual revenues, which are significantly influenced by incentive income earned by us at the end of the year. In the second quarter of 2009, the Company began to accrue for the estimated discretionary cash bonuses that it expected to pay its employees shortly after year end. The Company did this in order to provide a competitive compensation structure taking into account the high-water marks in its funds, which if not recovered could preclude it from earning any incentive income, and the fact that its funds had generated strong year-to-date investment performance due to the efforts of the Company’s employees. In the third quarter of 2009, management revised its annual discretionary bonus compensation methodology for years in which high-water marks are in effect. During the second and third quarter, the Company accrued a total of $31.5 million. Any remaining amounts were expensed in the fourth quarter. In 2010, the Company did not accrue for any discretionary bonuses in the first three quarters, as it had surpassed virtually all of its high-water marks as of January 1, 2010. As a result, compensation and benefit expenses in each quarter of 2009 are not comparable to the amounts incurred in the comparable 2010 periods.