Form 10-Q
period 2011-03-31
Och-Ziff Capital Management Group LLC
filed 2011-05-03
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of April 30, 2011, there were 96,789,383 Class A Shares and 274,666,921 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

In this quarterly report, references to “Och-Ziff,” “our Company,” “the Company,” “we,” “us,” or “our” refer, unless the context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP, a Delaware limited partnership, which we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly-owned subsidiaries of Och-Ziff Capital Management Group LLC.

References to our “partners” refer to the current limited partners of the Och-Ziff Operating Group entities other than the Ziffs and our intermediate holding companies, including our founder, Mr. Daniel S. Och, except where the context requires otherwise. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of their affiliates and control persons.

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

References to our “IPO” refer to our initial public offering of 36.0 million Class A Shares that occurred in November 2007. References to the “Offerings” refer collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly-owned subsidiary of Dubai International Capital LLC. References to “DIC” refer to Dubai International Capital LLC and its affiliates.

References to “our funds” or “Och-Ziff funds” refer to the hedge funds and other alternative investment vehicles for which we provide asset management services.

No statements herein, available on our website or in any of the materials we file with the SEC constitute or should be viewed as constituting an offer of any Och-Ziff fund.

Forward-Looking Statements

Some of the statements under “Part I–Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II–Item 1A. Risk Factors,” “Part I–Item 3. Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this quarterly report may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current views with respect to, among other things, future events and financial performance. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” “opportunity,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve,” “see,” “think,” “position” or the negative version of those words or other comparable words.

Any forward-looking statements contained in herein are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or other forward-looking information should not be regarded as representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to: global economic, business, market and geopolitical conditions; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight and taxation; the conditions impacting the hedge fund industry; our ability to successfully compete for fund investors, professional talent and investment opportunities; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest; tax and other regulatory factors relevant to our business; as well as assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.

If one or more of these or other risks or uncertainties materialize, or if our assumptions or estimates prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors are not and should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risks that are included in our filings with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011. Any forward-looking statements made by us speak only as of the date they are made, and we assume no duty and do not undertake to update any forward-looking statement.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Assets
Cash and cash equivalents	$157,569	$117,577
Income and fees receivable	23,194	462,820
Due from related parties	558	1,602
Deferred balances, at fair value	2,892	2,913
Deferred income tax assets	991,285	985,690
Other assets, net (includes investments in Och-Ziff funds of $1,012 and $1,552, respectively)	81,189	82,299
Assets of consolidated Och-Ziff funds:
Investments, at fair value	522,717	419,366
Other assets of Och-Ziff funds	24,656	21,657

Total Assets	$1,804,060	$2,093,924

Liabilities and Shareholders’ Equity
Liabilities
Due to related parties	$799,625	$788,779
Debt obligations	637,612	639,487
Compensation payable	8,455	148,673
Other liabilities	59,801	61,761
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	66,837	23,480
Other liabilities of Och-Ziff funds	345	4,107

Total Liabilities	1,572,675	1,666,287

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 96,756,727 and 94,742,187 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 274,666,921 shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Paid-in capital	2,009,950	1,899,025
Retained deficit	(2,417,293)	(2,250,530)
Accumulated other comprehensive loss	(46)	(50)

Shareholders’ deficit attributable to Class A Shareholders	(407,389)	(351,555)
Partners’ and others’ interests in consolidated subsidiaries	638,774	779,192

Total Shareholders’ Equity	231,385	427,637

Total Liabilities and Shareholders’ Equity	$1,804,060	$2,093,924

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Revenues
Management fees	$121,346	$101,742
Incentive income	6,966	186
Other revenues	358	391
Income of consolidated Och-Ziff funds	9,738	7,116

Total Revenues	138,408	109,435

Expenses
Compensation and benefits	59,205	53,192
Reorganization expenses	405,855	424,806
Interest expense	2,048	1,957
General, administrative and other	25,105	22,592
Expenses of consolidated Och-Ziff funds	1,450	1,082

Total Expenses	493,663	503,629

Other Income
Net gains on investments in Och-Ziff funds and joint ventures	176	53
Change in deferred income of consolidated Och-Ziff funds	(2,326)	(1,887)
Net gains of consolidated Och-Ziff funds	8,287	6,191

Total Other Income	6,137	4,357

Loss Before Income Taxes	(349,118)	(389,837)
Income taxes	8,626	8,799

Consolidated Net Loss	$(357,744)	$(398,636)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(262,280)	$(309,997)

Net Loss Allocated to Class A Shareholders	$(95,464)	$(88,639)

Net Loss Per Class A Share
Basic and Diluted	$(0.99)	$(1.07)

Weighted-Average Class A Shares Outstanding
Basic and Diluted	96,812,723	82,708,885

Dividends Paid per Class A Share	$0.71	$0.58

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Loss
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
				(dollars in thousands)
As of December 31, 2010	94,742,187	274,666,921	$1,899,025	$(2,250,530)	$(50)	$779,192	$427,637
Capital contributions	—	—	—	—	—	65,784	65,784
Capital distributions	—	—	—	—	—	(275,069)	(275,069)
Cash dividends declared on Class A Shares	—	—	—	(68,616)	—	—	(68,616)
Dividend equivalents on Class A restricted share units	—	—	2,683	(2,683)	—	(a)	—
Equity-based compensation	459,042	—	7,601	—	—	24,019	31,620
Och-Ziff Operating Group A Unit transactions (See Note 3)	1,555,498	—	1,475	—	—	425	1,900
Impact of amortization of Reorganization charges to capital	—	—	99,166	—	—	306,689	405,855
Comprehensive loss:
Consolidated net loss	—	—	—	(95,464)	—	(262,280)	(357,744)
Foreign currency translation adjustment	—	—	—	—	4	14	18

Total comprehensive loss							(357,726)

As of March 31, 2011	96,756,727	274,666,921	$2,009,950	$(2,417,293)	$(46)	$638,774	$231,385

(a)	The dividend equivalents on Class A restricted share units impacted partners’ and others’ interests in consolidated subsidiaries by increasing the paid-in capital component and increasing the retained deficit component of partners’ and others’ interests in consolidated subsidiaries each by $8.3 million.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(357,744)	$(398,636)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reorganization expenses	405,855	424,806
Amortization of equity-based compensation	33,498	30,835
Depreciation and amortization	2,474	2,285
Deferred income taxes	4,493	217
Operating cash flows due to changes in:
Income and fees receivable	439,626	352,651
Due from related parties	1,044	1,403
Deferred balances, at fair value	21	219,657
Other assets, net	2,036	9,975
Assets of consolidated Och-Ziff funds	(106,350)	(33,018)
Due to related parties	87	(82,773)
Compensation payable	(140,218)	(140,112)
Other liabilities	680	9,948
Liabilities of consolidated Och-Ziff funds	39,595	(7)

Net Cash Provided by Operating Activities	325,097	397,231

Cash Flows from Investing Activities
Investments in joint ventures	(541)	(1,188)
Return of investments in joint ventures	—	978
Loan to joint venture partners	—	(52)
Purchases of fixed assets	(2,834)	(1)

Net Cash Used in Investing Activities	(3,375)	(263)

Cash Flows from Financing Activities
Partners’ and others’ interests in consolidated subsidiaries contributions	65,785	41,828
Partners’ and others’ interests in consolidated subsidiaries distributions	(275,069)	(218,646)
Distribution of deferred balances to Mr. Och	—	(121,957)
Dividends on Class A Shares	(68,616)	(47,458)
Withholding taxes paid on vested Class A restricted share units	(1,955)	(2,865)
Repayments of debt obligations	(1,875)	(1,875)

Net Cash Used in Financing Activities	(281,730)	(350,973)

Net Increase in Cash and Cash Equivalents	39,992	45,995
Cash and Cash Equivalents, Beginning of Period	117,577	73,732

Cash and Cash Equivalents, End of Period	$157,569	$119,727

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$1,779	$1,697

Income taxes	$8,328	$2,733

Non-cash transactions:
In-kind distribution of deferred balances	$—	$169,652

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

1. BUSINESS

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai and Beijing. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue diverse investment opportunities globally. The Och-Ziff funds seek to generate consistent, positive, risk-adjusted returns across market cycles with low volatility and low correlation to the equity markets. The Company has always limited the use of leverage to generate investment performance in its funds and emphasizes preservation of fund investor capital.

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

The Company’s Other Operations are currently comprised of its real estate business, which provides asset management services to its real estate funds, and investments in businesses established to expand the Company’s private investment platforms. The businesses and investments included in the Company’s Other Operations do not meet the thresholds of reportable business segments under U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company generates substantially all of its revenues in the United States. The liability of the Company’s Class A Shareholders is limited to the extent of their capital contributions.

References to the Company’s “partners” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Och-Ziff Operating Group”), including the Company’s founder, Mr. Daniel S. Och, but excludes Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (collectively, the “Ziffs”) and the Company’s intermediate holding companies, except where the context requires otherwise. The Company conducts substantially all of its operations through the Och-Ziff Operating Group.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited, interim, consolidated financial statements are prepared in accordance with U.S. GAAP and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, primarily as a result of the majority of incentive income and discretionary cash bonuses being recorded in the fourth quarter each year. All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends fair value disclosure requirements by requiring an entity to: (i) disclose separately the amounts of significant transfers in and out of Level I and Level II fair value measurements and describe the reasons for the transfers; and (ii) present separately information about purchases, sales, issuances and settlements in the roll forward of activity in Level III fair value measurements (i.e. gross presentation). Additionally, ASU 2010-06 clarifies

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

existing disclosure requirements related to the level of disaggregation for each class of assets and liabilities and disclosures about inputs and valuation techniques for fair value measurements classified as either Level II or Level III. The new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures requiring separate presentation of information about purchases, sales, issuances and settlements in the roll forward of activity in Level III fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new disclosure requirements in ASU 2010-06 did not have any impact on the Company’s financial position or results of operations at the date of adoption, as these changes affected disclosure requirements and had no impact on the accounting for items at fair value.

Future Adoption of Accounting Pronouncements

As of March 31, 2011, none of the changes to U.S. GAAP issued by the FASB that are not yet effective were expected to have an impact on the Company’s financial position or results of operations.

3. REORGANIZATION EXPENSES AND OCH-ZIFF OPERATING GROUP OWNERSHIP

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

Prior to the Offerings, the Company completed a reorganization of its business (“Reorganization”). As part of the Reorganization, interests in the Och-Ziff Operating Group held by the partners and the Ziffs were reclassified as Och-Ziff Operating Group A Units and accounted for as a share-based payment. The Och-Ziff Operating Group A Units granted to the Ziffs and the units sold by the partners at the time of the Offerings were not subject to any substantive service or performance requirements; therefore, the fair value related to those units were recognized as a one-time charge at the time of the Offerings. The fair value of the Och-Ziff Operating Group A Units held by the partners after the Offerings is being amortized on a straight-line basis over the requisite five-year service period following the Offerings. Once vested, these units may be exchanged for Class A Shares of the Registrant on a one-for-one basis, subject to certain transfer restrictions for the five years following the Offerings.

As of March 31, 2011, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 24.4%. Increases in the Company’s interest in the Och-Ziff Operating Group are driven by the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares (“Och-Ziff Operating Group A Unit Transactions”). Additionally, the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”) also increases the Company’s interest in the Och-Ziff Operating Group. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the vesting of RSUs or exchanges of Och-Ziff Operating Group A Units.

Och-Ziff Operating Group A Unit Transactions

In connection with the exchange of Och-Ziff Operating Group A Units for Class A Shares, the Company recorded the following changes to shareholders’ equity in the three months ended March 31, 2011:

	Paid-in Capital	Partners’ and Others’ Interests in Consolidated Subsidiaries
	(dollars in thousands)
Deferred income tax assets and liabilities resulting from the exchange	$1,900	$—
Deficit capital reallocated from partners’ and others’ interests in consolidated subsidiaries to the Company resulting from the exchange	(425)	425

	$1,475	$425

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

Vesting of Class A Restricted Share Units

In connection with the issuance of Class A Shares related to the vesting of RSUs, the Company reallocated $125 thousand of deficit capital from partners’ and others’ interests in consolidated subsidiaries to the Company’s paid-in capital in the three months ended March 31, 2011.

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

•

Level II – Fair value is determined using quotations received from dealers making a market for these assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing vendors (“independent pricing services”), the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. Consideration is given to the nature of the broker quotes (e.g., indicative or executable). Assets and liabilities for which executable broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level II. Assets and liabilities that would generally be included in this category include certain corporate bonds, certain credit default swap contracts, certain bank debt securities, less liquid and restricted equity securities, forward contracts and certain over-the-counter (“OTC”) derivatives.

•

Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of such assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable as of the measurement date. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. Assets and liabilities that would generally be included in this category include equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swaps, certain bank debt securities, certain OTC derivatives and structured products.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy:

	As of March 31, 2011
	Level I	Level II	Level III	Total
	(dollars in thousands)
Real estate investments	$—	$—	$289,008	$289,008
Structured products	—	—	147,732	147,732
Energy and natural resources limited partnerships	—	—	50,884	50,884
Other investments	4,193	—	31,009	35,202

Financial Assets, at Fair Value	4,193	—	518,633	522,826
Counterparty netting of derivative contracts	(109)	—	—	(109)

Fair Value Included Within Investments, at Fair Value	$4,084	$—	$518,633	$522,717

Financial Liabilities, at Fair Value	$109	$32	$12	$153
Counterparty netting of derivative contracts	(109)	—	—	(109)

Fair Value Included Within Other Liabilities of Consolidated Och-Ziff Funds	$—	$32	$12	$44

Deferred Balances, at Fair Value	$—	$—	$2,892	$2,892

	As of December 31, 2010
	Level I	Level II	Level III	Total
	(dollars in thousands)
Real estate investments	$—	$—	$288,444	$288,444
Structured products	5	—	66,716	66,721
Energy and natural resources limited partnerships	—	—	49,870	49,870
Other investments	337	—	13,994	14,331

Financial Assets, at Fair Value	$342	$—	$419,024	$419,366

Deferred Balances, at Fair Value	$—	$—	$2,913	$2,913

As of December 31, 2010, the Company did not have any liabilities carried at fair value.

The Company assumes that any transfers between Level I, Level II or Level III during the period occur at the beginning of the period. For the three months ended March 31, 2011 and 2010, there were no significant transfers between Level I, Level II or Level III assets.

Real estate investments are investments held by the Company’s consolidated real estate funds and include equity, preferred equity, mezzanine debt, and participating debt in entities domiciled primarily in the United States. The fair values of these investments are generally based upon discounting the expected cash flows from the investment or a multiple of earnings. In reaching the determination of fair value for investments, the Company considers many factors including, but not limited to, the operating cash flows and financial performance of the real estate investments relative to budgets or projections, property types, geographic locations, the physical condition of the asset, prevailing market capitalization rates, prevailing market discount rates, general economic conditions, economic conditions specific to the market in which the assets are located, the prevailing interest rate environment, the prevailing state of the debt markets, comparable public company trading multiples, independent third-party appraisals, available pricing data on comparable properties in the specific market in which the asset is located, expected exit timing and strategy and any specific rights or terms associated with the investment.

Structured products, which include investments in commercial and residential mortgage-backed securities and collateralized debt obligations, are valued using broker quotes. Generally, these quotations are indicative in nature. If broker quotes are not available or deemed unreliable, fair value may be determined using independent pricing services or cash flow

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

models. The inputs used in these models would include the performance of underlying collateral, prepayment and liquidation rates, credit spreads and discount rates. Market data is used to the extent that it is observable and considered reliable.

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

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended March 31, 2011:

	Balance as of December 31, 2010	Investment Purchases	Investment Sales and Collection of Deferred Balances	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of March 31, 2011
	(dollars in thousands)
Real estate investments	$288,444	$5,259	$(8,100)	$—	$3,405	$289,008
Structured products	66,716	120,214	(44,291)	—	5,093	147,732
Energy and natural resources limited partnerships	49,870	2,102	—	—	(1,088)	50,884
Other investments (including derivatives, net)	13,994	16,475	(500)	(74)	1,102	30,997

Total, at Fair Value	$419,024	$144,050	$(52,891)	$(74)	$8,512	$518,621

Deferred Balances, at Fair Value	$2,913	$—	$(21)	$—	$—	$2,892

The following table summarizes the changes in the Company’s Level III assets for the three months ended March 31, 2010:

	Balance as of December 31, 2009	Investment Purchases	Investment Sales and Collection of Deferred Balances	Net Gains of Consolidated Och-Ziff Funds	Balance as of March 31, 2010
	(dollars in thousands)
Real estate investments	$295,626	$39,549	$(15,452)	$6,191	$325,914
Energy and natural resources limited partnerships	4,605	2,823	—	—	7,428

Total, at Fair Value	$300,231	$42,372	$(15,452)	$6,191	$333,342

Deferred Balances, at Fair Value	$404,666	$—	$(389,309)	$—	$15,357

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

The following table summarizes net gains (losses) for the three months ended March 31, 2011 and 2010 on the Company’s Level III investments held as of such dates:

	Net Gains (Losses) on Investments Held as of March 31,
	2011	2010
	(dollars in thousands)
Real estate investments	$6,726	$3,529
Structured products	1,638	—
Energy and natural resources limited partnerships	(1,088)	—
Other investments (including derivatives, net)	1,009	—

Total, at Fair Value	$8,285	$3,529

Fair Value of Other Financial Instruments

Management estimates that the fair value of its term loan is approximately 88% of its carrying value as of March 31, 2011 based on an analysis of comparable issuers. Management believes that the carrying values of all other financial instruments presented on the consolidated balance sheets approximate their fair values.

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

The Company’s involvement with funds that are VIEs and not consolidated is limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $25.8 billion and $26.6 billion as of March 31, 2011 and December 31, 2010, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from the VIEs. As of March 31, 2011 and December 31, 2010, the only assets related to these variable interests amounted to $14.5 million and $313.9 million, respectively, and are included within income and fees receivable in the Company’s consolidated balance sheets.

In addition, the Company holds variable interests in certain joint ventures determined to be VIEs. The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $2.4 million and $1.7 million as of March 31, 2011 and December 31, 2010, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

As substantially all of the funds managed by the Company qualify for the deferral under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds, the Company’s determination of whether it is the primary beneficiary of a VIE is generally based on an analysis of which variable interest holder of a VIE is exposed to the majority of the expected losses or receives a majority of the expected residual returns. Fund investors are entitled to substantially all of the economics of these VIEs with the exception of the management fee (generally 1.5% to 2.5% annually of assets under management) and incentive income (generally 20% of net appreciation over a measurement period), if any, earned by the Company. Accordingly, the Company’s determination of the primary beneficiary is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

The following table presents the assets and liabilities of funds determined to be VIEs and consolidated by the Company as primary beneficiary:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$257,585	$165,551
Other assets of consolidated Och-Ziff funds	23,153	21,253

Total Assets	$280,738	$186,804

Liabilities
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	$66,837	$23,480
Other liabilities of consolidated Och-Ziff funds	382	4,107

Total Liabilities	$67,219	$27,587

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

6. OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,325	20,283
Computer hardware and software	19,853	17,061
Furniture, fixtures and equipment	2,698	2,784
Accumulated depreciation and amortization	(34,247)	(32,043)

Fixed assets, net	31,229	30,685
Goodwill	22,691	22,691
Prepaid expenses	7,421	8,931
Intangible assets, net	4,173	4,358
Refundable security deposits	3,661	3,669
Current income tax receivable	3,310	2,962
Investments in joint ventures	2,407	1,733
Investments in Och-Ziff funds	1,012	1,552
Other	5,285	5,718

Total Other Assets, Net	$81,189	$82,299

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Deferred income of consolidated Och-Ziff funds	$21,944	$19,618
Deferred rent credit	14,452	13,436
Accrued expenses	12,555	13,944
Current income taxes payable	7,629	11,331
Deferred income tax liabilities	570	3,210
Other	2,651	222

Total Other Liabilities	$59,801	$61,761

7. DEBT OBLIGATIONS

Och-Ziff Real Estate Funds Credit Facility

On April 1, 2011, certain Och-Ziff real estate funds consolidated by the Company amended the original syndicated credit facility thereby increasing the total facility to $150.0 million from $50.0 million. The amended facility will mature on the earlier of (i) April 1, 2014 and (ii) the date that is ninety days prior to the end of the investment period of the certain real estate funds party to the agreement. The outstanding loans under the credit facility are secured by the unfunded capital commitments of one of the Company’s consolidated subsidiaries (as general partner) and the investors in certain of the Och-Ziff real estate funds. The funds are jointly and severally liable for the indebtedness. For each borrowing under the amended credit facility, the funds have the option of borrowing at an interest rate equal to LIBOR plus 2.25%, or 1.25% plus the greater of (i) the prime rate and (ii) the federal funds rate plus 0.50%. For each letter of credit drawn under the new credit facility, the funds pay interest at a rate equal to 2.375%. In addition, the funds pay a minimum usage fee of 0.35% on the average daily amount of the unused portion of the credit facility.

Borrowings under the credit facility are recorded as liabilities by the investment subsidiaries of the funds using the facility. In accordance with U.S. GAAP, investment subsidiaries of the Company’s consolidated funds are generally not consolidated, but are carried at fair value within investments, at fair value in the Company’s consolidated balance sheets. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated balance sheets. As of March 31, 2011, there were $40.6 million in outstanding borrowings under the facility with an average interest rate of 3.01%, and $4.3 million in letters of credit drawn under the facility with an average interest rate of 2.88%. As of December 31, 2010, there were $250 thousand in outstanding borrowings under the facility with an average interest rate of 3.02%, and $4.3 million in letters of credit drawn under the facility with an average interest rate of 2.88%.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

8. GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Occupancy and equipment	$7,101	$7,169
Professional services	4,977	4,694
Information processing and communications	4,045	3,137
Business development	1,749	2,109
Insurance	1,736	1,926
Other expenses	5,385	3,821

	24,993	22,856
Changes in tax receivable agreement liability	112	(264)

Total General, Administrative and Other	$25,105	$22,592

9. INCOME TAXES

The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of the balance sheet date. The estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as tax laws and regulations change. Additionally, the Company records the majority of its incentive income and discretionary cash bonuses in the fourth quarter each year. Accordingly, the effective tax rate for interim periods is not indicative of the tax rate expected for a full year.

The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the United States and in foreign jurisdictions. The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of -2.5% and -2.3% for the three months ended March 31, 2011 and 2010, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the partners’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

As of March 31, 2011 and December 31, 2010, the Company was not required to establish a liability for uncertain tax positions.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

10. NET LOSS PER CLASS A SHARE

Basic net loss per Class A Share is computed by dividing the net loss allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. In addition, 857,472 and 298,136 RSUs that have vested but have not been settled in Class A Shares as of March 31, 2011 and 2010, respectively, are included in the weighted-average of Class A Shares outstanding in the calculation of basic and diluted net loss per Class A Share.

The following table presents the computation of basic and diluted net loss per Class A Share:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended March 31, 2011
Basic	$(95,464)	96,812,723	$(0.99)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		299,234,385
Class A Restricted Share Units	—	—		13,174,657

Diluted	$(95,464)	96,812,723	$(0.99)

Three Months Ended March 31, 2010
Basic	$(88,639)	82,708,885	$(1.07)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		309,036,124
Class A Restricted Share Units	—	—		14,257,038

Diluted	$(88,639)	82,708,885	$(1.07)

11. RELATED PARTY TRANSACTIONS

Due to Related Parties

The following table presents the amounts included within due to related parties:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Amounts payable under tax receivable agreement	$794,473	$783,601
Deferred balances and related taxes payable	5,152	5,178

Total Due To Related Parties	$799,625	$788,779

Amounts Payable Under Tax Receivable Agreement

As further discussed in Note 12, the Company entered into an agreement with the partners and the Ziffs, whereby the Company would pay the partners and the Ziffs a portion of any tax savings resulting from the purchase of Och-Ziff Operating Group A Units at the time of the Offerings or as a result of any subsequent exchanges of their interests for Class A Shares.

Deferred Balances and Related Taxes Payable

Deferred balances relate to incentive income allocated to the partners and the Ziffs prior to the Offerings, net of any taxes owed by the Company related to such balances. Any excess taxes withheld are paid upon the completion of the Company’s tax return.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

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

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Management fees	$114,912	$99,233
Incentive income	$6,966	$186

Management Fees and Incentive Income Earned from Related Parties and Waived Fees

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

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$5,719	$5,298
Incentive income	$373	$—
Fees waived on investments held by related parties:
Management fees	$3,345	$3,210
Incentive income	$—	$—

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $130 thousand and $90 thousand for Mr. Och’s personal use of the corporate aircraft based on market rates for the three months ended March 31, 2011 and 2010, respectively.

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

MARCH 31, 2011

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

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Mumbai and Beijing, in addition to operating leases on computer hardware. The related lease commitments have not changed materially since December 31, 2010.

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

Investment Commitments

From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds. The Company generally only manages these funds and is not an investor in the funds.

The Company has committed to fund a portion of the annual operating budget for a joint venture, and this portion currently totals approximately $4.7 million annually, of which $536 thousand has been funded through March 31, 2011. The joint venture periodically returns substantially all of the cash that is contributed by the Company, as expenses incurred by the joint venture are generally reimbursed by the projects it manages.

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

MARCH 31, 2011

13. SEGMENT INFORMATION

The Och-Ziff Funds segment is currently the Company’s only reportable segment and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The Och-Ziff Funds segment provides asset management services to the Company’s funds.

The Company’s Other Operations are currently comprised of its real estate business, which provides asset management services to the Company’s real estate funds, and investments in businesses established to expand certain of the Company’s private investment platforms. The businesses and investments included in the Company’s Other Operations do not meet the thresholds of reportable business segments under U.S. GAAP.

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

The following table presents Economic Income of the Och-Ziff Funds segment:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Economic Income Revenues
Management fees	$113,687	$99,574
Incentive income	6,966	186
Other revenues	302	284

Total Economic Income Revenues	120,955	100,044

Economic Income Expenses
Compensation and benefits	22,427	18,031
Non-compensation expenses	19,638	19,631

Total Economic Income Expenses	42,065	37,662

Net gains (losses) on joint ventures	169	(235)

Economic Income	$79,059	$62,147

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

The tables below present Economic Income of the Och-Ziff Funds segment, the U.S. GAAP results of the Company’s Other Operations and the related adjustments necessary to reconcile the Economic Income of the Och-Ziff Funds segment to the Company’s consolidated U.S. GAAP net loss. For a description of these adjustments, see the notes following the tables:

			Reconciling Adjustments
Three Months Ended March 31, 2011	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)

Revenues
Management fees	$113,687	$4,286	$(275)	$3,648	(a)	$121,346
Incentive income	6,966	—	—	—		6,966
Other revenues	302	56	—	—		358
Income of consolidated Och-Ziff funds	—	6,681	3,057	—		9,738

Total Revenues	120,955	11,023	2,782	3,648		138,408

Expenses
Compensation and benefits	22,427	2,324	—	34,454	(b)(c)(f)	59,205
Reorganization expenses	—	—	—	405,855	(d)	405,855
Interest expense	2,048	—	—	—		2,048
General, administrative and other	17,590	1,465	—	6,050	(a)(e)	25,105
Expenses of consolidated Och-Ziff funds	—	1,204	246	—		1,450

Total Expenses	42,065	4,993	246	446,359		493,663

Other Income
Net gains (losses) on investments in Och-Ziff funds and joint ventures	169	(54)	—	61	(e)	176
Deferred income from consolidated Och-Ziff funds	—	(1,185)	(1,141)	—		(2,326)
Net gains of consolidated Och-Ziff funds	—	4,590	3,697	—		8,287

Total Other Income	169	3,351	2,556	61		6,137

Income (Loss) Before Income Taxes	79,059	9,381	5,092	(442,650)		(349,118)
Income taxes	—	(360)	—	8,986	(e)	8,626

Consolidated Net Income (Loss)	$79,059	$9,741	$5,092	$(451,636)		$(357,744)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$9,616	$5,092	$(276,988	)(f)	$(262,280)

Net Income (Loss) Allocated to Class A Shareholders	$79,059	$125	$—	$(174,648)		$(95,464)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

			Reconciling Adjustments
Three Months Ended March 31, 2010	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)

Revenues
Management fees	$99,574	$877	$(60)	$1,351	(a)	$101,742
Incentive income	186	—	—	—		186
Other revenues	284	107	—	—		391
Income of consolidated Och-Ziff funds	—	7,116	—	—		7,116

Total Revenues	100,044	8,100	(60)	1,351		109,435

Expenses
Compensation and benefits	18,031	7,587	—	27,574	(b)(c)(f)	53,192
Reorganization expenses	—	—	—	424,806	(d)	424,806
Interest expense	1,957	—	—	—		1,957
General, administrative and other	17,674	1,731	—	3,187	(a)(e)	22,592
Expenses of consolidated Och-Ziff funds	—	1,076	6	—		1,082

Total Expenses	37,662	10,394	6	455,567		503,629

Other Income (Loss)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	(235)	(90)	—	378	(e)	53
Deferred income from consolidated Och-Ziff funds	—	(1,887)	—	—		(1,887)
Net gains of consolidated Och-Ziff funds	—	5,488	703	—		6,191

Total Other Income (Loss)	(235)	3,511	703	378		4,357

Income (Loss) Before Income Taxes	62,147	1,217	637	(453,838)		(389,837)
Income taxes	—	1,247	—	7,552	(e)	8,799

Consolidated Net Income (Loss)	$62,147	$(30)	$637	$(461,390)		$(398,636)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$9,367	$637	$(320,001	)(f)	$(309,997)

Net Income (Loss) Allocated to Class A Shareholders	$62,147	$(9,397)	$—	$(141,389)		$(88,639)

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

Other Adjustments

(a)	Economic Income presents management fees net of recurring placement and related service fees on assets under management, as management considers these fees a reduction in management fees, not an expense.

(b)	Economic Income recognizes the full amount of deferred cash compensation and expenses related to compensation arrangements indexed to annual investment performance on the date it is determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on the Company’s performance in the year of the award.

(c)	Economic Income excludes equity-based compensation expenses, as management does not consider these non-cash expenses to be reflective of the operating performance of the Company.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2011

(d)	Economic Income excludes Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the partners and the Ziffs prior to the Reorganization as Och-Ziff Operating Group A Units and any subsequent reallocations of such units.

(e)	Economic Income excludes depreciation and amortization, changes in the tax receivable agreement liability and net gains (losses) on investments in Och-Ziff funds, as management does not consider these items to be reflective of the operating performance of the Company. Economic Income also excludes income taxes as it is a measure of pre-tax performance.

(f)	Economic Income excludes amounts allocated to the partners and the Ziffs on their interests in the Och-Ziff Operating Group, as management reviews the performance of the Company at the Och-Ziff Operating Group level, where substantially all of the Company’s activities are conducted.

Substantially all of the Company’s revenues are earned from the Och-Ziff funds. For the three months ended March 31, 2011, the Company recorded revenues of $49.2 million, $20.6 million and $15.7 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the three months ended March 31, 2010, the Company recorded revenues of $37.4 million, $16.3 million and $16.0 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of our annual report filed with the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2010, which we refer to as our “Annual Report.” Actual results may differ materially from those contained in any forward-looking statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report. An investment in our Class A Shares is not an investment in any of our funds.

OVERVIEW

Our Business

We are one of the largest institutional alternative asset managers in the world, with approximately $29.4 billion in assets under management as of May 1, 2011. We provide asset management services through our funds globally. Our funds seek to generate consistent, positive, risk-adjusted returns across market cycles with low volatility and low correlation to the equity markets. We have always limited our use of leverage to generate investment performance and we emphasize preservation of capital. Our assets under management are generally invested on a multi-strategy basis across multiple geographies. Our primary investment strategies are: convertible and derivative arbitrage, credit, long/short equity special situations, merger arbitrage, private investments and structured credit. Our fund investors value our funds’ consistent performance history, our global investing expertise, our diverse investment strategies, our strong focus on risk management and a robust operational infrastructure.

Overview of Our 2011 First Quarter Results

As of March 31, 2011, our assets under management were $29.0 billion, compared with $24.8 billion as of March 31, 2010. The $4.2 billion, or 17%, year-over-year increase was driven by performance-related appreciation of $2.4 billion and capital net inflows of $1.8 billion. During the first quarter of 2011, we maintained an active dialog with both current and prospective fund investors, and we continued to see interest from a diverse mix of investors globally. We believe that institutional investors are seeking to increase the proportion of investment strategies that are not correlated to the equity markets in their portfolios as a means to mitigate risk and enhance returns. As a result, we believe there will be a shift in asset allocations to alternative asset managers, particularly hedge funds, and that capital flows to the hedge fund industry are accelerating from the levels seen during the second half of 2010.

For the first quarter of 2011, we reported a U.S. GAAP net loss allocated to Class A Shareholders of $95.5 million, compared to a net loss of $88.6 million for the first quarter of 2010. The U.S. GAAP net loss in both periods primarily resulted from non-cash Reorganization expenses associated with our initial public offering in November 2007 of $405.9 million and $424.8 million for the three months ended March 31, 2011 and 2010, respectively.

We reported Economic Income for the Company1 of $80.5 million for the first quarter of 2011, compared with $57.9 million for the first quarter of 2010. The increase was primarily attributable to the Och-Ziff Funds segment due to increased revenues, partially offset by higher compensation and benefits.

Overview of 2011 First Quarter Fund Performance

During the first quarter of 2011, our funds generated positive, risk-adjusted returns with low volatility and low correlation to the equity markets. Our funds protected investor capital in declining and volatile markets, as was evident during March 2011 when investor uncertainty increased due to more challenging economic conditions around the world. Our investment returns are a function of the consistency and discipline of our investment and risk management processes. Our performance also demonstrates the flexibility that our multi-strategy investment process and our international capabilities provide. These attributes allow us to respond to changes in the economic environment and capitalize on investment opportunities globally even when market conditions are unsettled.

During the first quarter of 2011, the OZ Master Fund generated a net return of 3.4%, the OZ Europe Master Fund a net return of 3.6%, the OZ Asia Master Fund a net return of 1.5% and the OZ Global Special Investments Master Fund a net return of 4.6%.2 The most significant contributors to our 2011 first-quarter performance were credit-related strategies and long/short equity special situations globally. We identified a diverse range of investment opportunities worldwide during the

[1]	Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, see “—Economic Income Analysis.”
[2]	For important information about our fund performance data, please see “—Fund Performance Summary.”

first quarter of 2011, and we believe that there will be additional opportunities in event-driven investing, such as merger arbitrage and long/short equity investing, structured credit and other credit-related strategies during the balance of 2011.

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

During the first quarter of 2011, global equity markets generally increased, although market conditions became more volatile during March in reaction to instability in the Middle East and the events in Japan. Dominant themes during the quarter included continued monetary accommodation by the U.S. Federal Reserve, continued positive global economic growth and high levels of corporate merger-related activity, which largely offset concerns about rising inflation, commodity prices and a weaker U.S. dollar.

The U.S. corporate credit markets experienced robust new issue volumes during the first quarter, driven by perceptions that U.S. economic conditions are improving. High yield credit market performance was strong relative to many other fixed income products. Market performance continues to be supported by high yield and leveraged loan capital inflows, limited defaults and relatively wide credit spreads. In Europe, credit market conditions continued to be favorable, supported by generally constructive economic data and a positive resolution of the Irish banking crisis. The high yield primary markets continued to be very active for both high yield bonds and leveraged loans, with issuance of high yield bonds increasing strongly year-over-year. In Asia, credit markets experienced strong supply of new issuance combined with new money inflows.

Capital Flow Environment

Capital flows into the hedge fund industry increased during the first quarter of 2011 relative to those seen in the second half of 2010, and we believe that they will accelerate further during the remainder of this year. We believe that institutional investor interest in the hedge fund industry is growing as these investors seek to increase the proportion of investment strategies that are not correlated to the equity markets in their portfolios in order to mitigate risk and enhance return.

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

Information with respect to our assets under management throughout this quarterly report, including the tables set forth in this discussion and analysis, includes investments by us, our partners, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other related parties, including the reinvestment by our partners of their after-tax proceeds from the Offerings. As of March 31, 2011, approximately 9% of our assets under management represented investments by us, our partners and certain other related parties in our funds. As of that date, approximately 35% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation.

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

Summary of Changes in Assets Under Management

The table below presents the changes to our assets under management and weighted-average assets under management. Weighted-average assets under management exclude the impact of first-quarter performance-related appreciation for the periods presented, as these amounts do not impact management fees calculated for that period.

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Balance-beginning of period	$27,934,696	$23,079,796
Net flows	150,936	1,025,624
Appreciation	944,583	744,351

Balance-end of period	$29,030,215	$24,849,771

Weighted-average assets under management	$27,908,261	$23,763,299

Our assets under management increased approximately $4.2 billion, or 17%, year-over-year as a result of positive investment performance of $2.4 billion generated by our funds from March 31, 2010 to March 31, 2011 and capital net inflows of $1.8 billion over the same time period.

In the first quarter of 2011, our funds experienced performance-related appreciation of $944.6 million and capital net inflows of $150.9 million, which were comprised of $1.2 billion of gross inflows and $1.0 billion of gross outflows. The inflows came from a diverse mix of investors globally. We believe that institutional investors are continuing to increase the proportion of investment strategies in their portfolios that are not correlated to the equity markets in order to enhance the yield and diversification of their investments. As a result, we believe that capital allocations to the hedge funds are increasing. Additionally, our real estate funds and various other assets that we manage with longer than one-year measurement periods comprised a meaningful portion of gross inflows in the first quarter of 2011 (see “—Understanding our Results—Revenues—Incentive Income”). The outflows were primarily driven by quarterly redemption requests received during the fourth quarter of 2010.

In the first quarter of 2010, our funds experienced performance-related appreciation of $744 million and capital net inflows of $1.0 billion, which were comprised of $1.8 billion of gross inflows and $815.8 million of gross outflows. The inflows were driven by increased institutional investor confidence in placing capital with alternative asset managers and, in turn with us, in order to enhance the yield and diversification of their investments as global market conditions have stabilized. The outflows were driven primarily by quarterly redemption requests, which had normalized to levels seen prior to 2008.

The following table sets forth assets under management of our most significant funds (by asset size):

	March 31,
	2011	2010
	(dollars in thousands)
OZ Master Fund	$20,059,282	$18,052,988
OZ Europe Master Fund	$2,904,943	$2,951,839
OZ Asia Master Fund	$1,634,202	$1,327,460
OZ Global Special Investments Master Fund	$1,228,139	$1,242,417

Assets under management presented in the table above do not include assets under management related to our real estate and other funds we manage, which totaled approximately $3.2 billion and $1.2 billion as of March 31, 2011 and 2010, respectively. The majority of the increase in these other assets under management was due to assets contributed to various new funds created in order to meet the needs of our fund investors.

OZ Master Fund

The $2.0 billion year-over-year increase in assets under management for the OZ Master Fund was driven by positive investment performance during the second half of 2010 and first quarter of 2011, as well as capital net inflows in the second and fourth quarters of 2010. These increases were partially offset by capital net outflows experienced in the third quarter of 2010 and first quarter of 2011, in addition to performance-related depreciation in the second quarter of 2010.

OZ Europe Master Fund

The $46.9 million year-over-year decrease in assets under management for the OZ Europe Master Fund was a result of capital net outflows experienced in the second half of 2010 and first quarter of 2011, and performance-related depreciation in the second quarter of 2010. These decreases were partially offset by positive investment performance in the second half of 2010 and first quarter of 2011, in addition to capital net inflows in the second quarter of 2010.

OZ Asia Master Fund

The $306.7 million year-over-year increase in assets under management for the OZ Asia Master Fund was a result of capital net inflows in each quarter and performance-related appreciation in the second half of 2010 and the first quarter of 2011. These increases were partially offset by performance-related depreciation in the second quarter of 2010.

OZ Global Special Investments Master Fund

The $14.3 million year-over-year decrease in the assets under management for the OZ Global Special Investments Master Fund was driven by capital net outflows in each quarter and performance-related depreciation in the second quarter of 2010, partially offset by positive investment performance in the second half of 2010 and the first quarter of 2011.

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

Performance by Fund

The table below presents the performance information for our most significant master funds (by asset size). These net returns represent a composite of the average net returns of the feeder funds that comprise each of the master funds presented and are presented on a total return basis, net of all fees and expenses (except, as noted above, incentive income earned on certain unrealized private investments that could reduce returns at the time of realization) and include the reinvestment of all dividends and other income. These net returns also include realized and unrealized gains and losses attributable to certain private and IPO investments that are not allocated to all investors in the funds.

	Net Return for the Three Months Ended March 31,
	2011	2010
OZ Master Fund	3.4%	2.7%
OZ Europe Master Fund	3.6%	4.4%
OZ Asia Master Fund	1.5%	5.0%
OZ Global Special Investments Master Fund	4.6%	3.8%

OZ Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Master Fund’s return before management fees and incentive income:

	Three Months Ended March 31,
	2011	2010
Convertible and Derivative Arbitrage	10%	11%
Credit	20%	25%
Long/Short Equity Special Situations	24%	14%
Merger Arbitrage	5%	7%
Private Investments	4%	10%
Structured Credit	38%	33%
Other	-1%	0%

Total	100%	100%

OZ Europe Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Europe Master Fund’s return before management fees and incentive income:

	Three Months Ended March 31,
	2011	2010
Convertible and Derivative Arbitrage	12%	8%
Credit	22%	30%
Long/Short Equity Special Situations	14%	21%
Merger Arbitrage	6%	4%
Private Investments	25%	20%
Structured Credit	27%	17%
Other	-6%	0%

Total	100%	100%

OZ Asia Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Asia Master Fund’s return before management fees and incentive income:

	Three Months Ended March 31,
	2011	2010
Convertible and Derivative Arbitrage	19%	57%
Credit	30%	7%
Long/Short Equity Special Situations	22%	9%
Merger Arbitrage	-3%	4%
Private Investments	47%	23%
Other	-15%	0%

Total	100%	100%

OZ Global Special Investments Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Global Special Investments Master Fund’s return before management fees and incentive income:

	Three Months Ended March 31,
	2011	2010
Credit	5%	5%
Long/Short Equity Special Situations	11%	10%
Merger Arbitrage	3%	6%
Private Investments	23%	24%
Structured Credit	62%	56%
Other	-4%	-1%

Total	100%	100%

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

For any given quarter, our revenues will be influenced by the combination of assets under management and the investment performance of our funds. For the first three quarters of each year, our revenues will be primarily comprised of the management fees we have earned for each respective quarter. In the fourth quarter, our revenues will be primarily comprised of the management fees we have earned for the quarter, as well as incentive income related to the full-year investment performance generated for the majority of our fund investors.

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

Incentive Income. We earn incentive income based on the performance of our funds. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor, but excludes unrealized profits on private investments. We do not recognize incentive income until the end of the measurement period when the amounts are contractually payable, or “crystallized.” Additionally, all of our funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning we will not be able to earn incentive income with respect to a fund investor’s investment loss in the year or years following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark.

The measurement period for most of our assets under management is on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31st. We may recognize incentive income during the first three quarters of the year related to assets subject to three-year measurement periods, as well as assets in our real estate funds and certain other funds we manage. Additionally, we may recognize incentive income for tax distributions related to these assets.

Tax distributions are amounts distributed to us to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be realized until the end of the relevant measurement period. Finally, we may also recognize incentive income related to fund investor redemptions during the first three quarters of the year.

The measurement periods with respect to approximately 15.0% of our assets under management as of March 31, 2011 are based on measurement periods longer than one year and include assets subject to three-year measurement periods, as well as our real estate funds and certain other funds that we manage. Incentive income related to assets subject to three-year measurement periods is generally not earned until the end of the three-year period and is based on the cumulative performance over the three-year period. The three-year measurement period with respect to a portion of these assets will begin to expire in 2012. Incentive income related to our real estate funds and certain other funds we manage is generally not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these assets, as well as those with three-year measurement periods, is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark.

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

Other Income

Our other income consists of:

•

Net Gains (Losses) on Investments in Och-Ziff Funds and Joint Ventures. Net gains (losses) on investments in Och-Ziff funds and joint ventures primarily consists of net gains (losses) on investments in our funds made by us and net losses on investments in joint ventures established to expand our private investment platforms.

•

Change in Deferred Income of Consolidated Och-Ziff Funds. Incentive income allocations from consolidated Och-Ziff funds are recognized through a greater share of these funds’ net earnings being allocated to us, and a correspondingly reduced share of these earnings allocated to investors in the funds (partners’ and others’ interests in consolidated subsidiaries). To the extent we are allocated incentive income by a consolidated Och-Ziff fund that could be subject to repayment in the event of future losses, we defer the recognition of our share of income through change in deferred income of consolidated Och-Ziff funds in the consolidated statements of operations and record a corresponding liability within other liabilities in the consolidated balance sheets. The liability is reversed and recognized in earnings when these amounts are no longer subject to repayment.

•	Net Gains of Consolidated Och-Ziff Funds. Net gains of consolidated Och-Ziff funds consist of realized and unrealized gains and losses on investments held by the consolidated Och-Ziff funds.

Income Taxes

Income taxes consist of our provision for federal, state and local income taxes in the United States and foreign income taxes, including provisions for deferred income taxes resulting from temporary differences between the tax and U.S. GAAP basis. The computation of the provision requires certain estimates and significant judgment, including, but not limited to, the expected taxable income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences between the tax and U.S. GAAP basis and the likelihood of being able to fully utilize deferred income tax assets existing as of the end of the period. In addition, the amount of incentive income we earn, the resultant flow of revenues and expenses through our legal entity structure, the effect that changes in our Class A Share price may have on the ultimate deduction we are able to take related to the vesting of RSUs, and any changes in future enacted income tax rates may have a significant impact on our income tax provision and effective tax rate.

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Management fees	$121,346	$101,742	$19,604	19%
Incentive income	6,966	186	6,780	NM
Other revenues	358	391	(33)	-8%
Income of consolidated Och-Ziff funds	9,738	7,116	2,622	37%

Total Revenues	$138,408	$109,435	$28,973	26%

The increase in total revenues was primarily due to higher management fees resulting from the year-over-year increase in average assets under management. The increase in average assets under management was driven by a combination of capital net inflows and performance-related appreciation. Our management fees, before the impact of eliminations, were 1.7% (annualized) of our weighted-average assets under management in the first quarter of 2011 and 2010. Also contributing to the increase in total revenues was higher incentive income, which was primarily due to amounts taken as tax distributions in the first quarter of 2011 related to assets under management subject to longer than one-year measurement periods.

The increase in income of consolidated Och-Ziff funds was driven by the investment activities of the real estate and other funds that we consolidate.

Expenses

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Compensation and benefits	$59,205	$53,192	$6,013	11%
Reorganization expenses	405,855	424,806	(18,951)	-4%
Interest expense	2,048	1,957	91	5%
General, administrative and other	25,105	22,592	2,513	11%
Expenses of consolidated Och-Ziff funds	1,450	1,082	368	34%

Total Expenses	$493,663	$503,629	$(9,966)	-2%

The decrease in total expenses was driven primarily by lower Reorganization expenses resulting from lower amortization expense on certain units forfeited by former partners that were subsequently reallocated to the remaining partners. The grant-date fair value of the reallocated units was generally lower than the original grant-date fair value, and therefore the Reorganization expenses associated with the reallocated units decreased. Also contributing to the decrease was the acceleration of $11.4 million of Reorganization expenses on certain Och-Ziff Operating Group A Units related to the departure of certain former partners in the first quarter of 2010. Assuming no material forfeitures or reallocations, the estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our partners are expected to be approximately $1.2 billion for the remainder of 2011 and $1.4 billion in 2012.

The decrease in Reorganization expenses was partially offset by higher compensation and benefits that was primarily due to an increase in guaranteed bonus accruals and equity-based compensation. Our worldwide headcount increased from 382 at March 31, 2010 to 409 at March 31, 2011. Further offsetting the decrease in Reorganization expenses was an increase in general, administrative and other primarily driven by higher recurring placement and related service fees on assets under management.

Other Income

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$176	$53	$123	232%
Change in deferred income of consolidated Och-Ziff funds	(2,326)	(1,887)	(439)	23%
Net gains of consolidated Och-Ziff funds	8,287	6,191	2,096	34%

Total Other Income	$6,137	$4,357	$1,780	41%

The increase in total other income was driven primarily by the increase in net gains of consolidated Och-Ziff funds. These gains were driven by the investment activities of the real estate and other funds that we consolidate.

Income Taxes

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Income taxes	$8,626	$8,799	$(173)	-2%

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, only a portion of the income we earn is subject to corporate level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of -2.5% and -2.3% for the three months ended March 31, 2011 and 2010, respectively. The reconciling items between our statutory rate and our effective tax rate were due to the following: (i) a portion of the income we earn is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income we earn is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) Reorganization expenses are non-deductible for income tax purposes.

As of and for the three months ended March 31, 2011 and 2010, we were not required to establish a liability for uncertain tax positions.

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries

The following table presents the components of the net loss allocated to partners’ and others’ interests in consolidated subsidiaries:

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(276,987)	$(320,001)	$43,014	-13%
Consolidated Och-Ziff funds	13,862	10,158	3,704	36%
Other	845	(154)	999	NM

Total	$(262,280)	$(309,997)	$47,717	-15%

The decrease in net loss allocated to partners’ and others’ interests in consolidated subsidiaries was driven primarily by a decrease in the amount of loss of the Och-Ziff Operating Group allocated to the Och-Ziff Operating Group A Units. The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units declined from 78.9% as of March 31, 2010 to 75.6% as of March 31, 2011 as a result of the vesting of RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result of these issuances, a larger share of losses of the Och-Ziff Operating Group was allocated to us due to the decline in the partners’ and the Ziffs’ direct interests in the Och-Ziff Operating Group. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net loss in future periods as losses of the Och-Ziff Operating Group are allocated to these interests.

Net Loss Allocated to Class A Shareholders

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Net loss allocated to Class A Shareholders	$(95,464)	$(88,639)	$(6,825)	8%

The increase in the net loss allocated to Class A Shareholders was driven primarily by the increase in our ownership interest in the Och-Ziff Operating Group as discussed above. Offsetting the increase in net loss was an increase in management fees as a result of higher assets under management, as well as lower Reorganization expenses.

ECONOMIC INCOME ANALYSIS

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$79,059	$62,147	$16,912	27%
Other Operations - Non-GAAP	1,431	(4,265)	5,696	NM

Total Company - Non-GAAP	$80,490	$57,882	$22,608	39%

We conduct substantially all of our operations through our only reportable segment under U.S. GAAP, the Och-Ziff Funds segment, which provides asset management services to our funds. Our Other Operations are currently comprised of our real estate business, which provides asset management services to our real estate funds, and investments in businesses established to expand certain of our private investment platforms.

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

•	Net gains on investments in Och-Ziff funds and changes in the tax receivable agreement liability, as management does not consider these to be reflective of operating performance;

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

Economic Income for our Other Operations is a non-GAAP measure that is calculated on the same basis as the methodology that is used to calculate Economic Income for the Och-Ziff Funds segment. Management also evaluates Economic Income for the Company, which is a non-GAAP measure that equals the sum of Economic Income for the Och-Ziff Funds segment and for our Other Operations. Our non-GAAP financial measures should not be considered as alternatives to our U.S. GAAP net loss or cash flow from operations, or as indicative of liquidity or the cash available to fund operations. Our non-GAAP measures may not be comparable to similarly-titled measures used by other companies. For reconciliations of these non-GAAP measures to the respective U.S. GAAP measures, see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

Och-Ziff Funds Segment—Economic Income Analysis

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Economic Income Revenues
Management fees	$113,687	$99,574	$14,113	14%
Incentive income	6,966	186	6,780	NM
Other revenues	302	284	18	6%

Total Economic Income Revenues	120,955	100,044	20,911	21%

Economic Income Expenses
Compensation and benefits	22,427	18,031	4,396	24%
Non-compensation expenses	19,638	19,631	7	0%

Total Economic Income Expenses	42,065	37,662	4,403	12%

Net losses on joint ventures	169	(235)	404	NM

Economic Income	$79,059	$62,147	$16,912	27%

Economic Income Revenues

The increase in total Economic Income revenues for the segment was primarily due to higher management fees resulting from the year-over-year increase in average assets under management. The increase in average assets under management was driven by a combination of capital net inflows and performance-related appreciation. Also contributing to the increase in total segment revenues was higher incentive income, which was primarily due to amounts taken as tax distributions in the first quarter of 2011 related to assets under management subject to longer than one-year measurement periods.

Economic Income Expenses

The increase in total Economic Income expenses for the segment was primarily attributable to an increase in guaranteed bonus accruals and higher salaries and benefits due to the increase in our worldwide headcount. Non-compensation expenses remained essentially unchanged year-over-year.

Other Operations – Economic Income Analysis (Non-GAAP)

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Economic Income for Other Operations - Non-GAAP	$1,431	$(4,265)	$5,696	NM

Our Other Operations are comprised of our real estate business, which provides asset management services to our real estate funds, and investments in businesses established to expand certain of our private investment platforms. The businesses within our Other Operations are not included in the results of the Och-Ziff Funds segment.

The increase in Economic Income for our Other Operations was principally due to increased management fees related to the launch of our second domestic real estate fund, as well as lower expenses associated with our Asia Real Estate business.

Economic Income for our Other Operations as discussed above is a non-GAAP measure. For reconciliations of Economic Income of our Other Operations to the respective U.S. GAAP net loss for the periods described above, see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

The Company – Economic Income Analysis (Non-GAAP)

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Economic Income for the Company - Non-GAAP	$80,490	$57,882	$22,608	39%

The increase in Economic Income for the Company was primarily attributable to the Och-Ziff Funds segment due to increased revenues, partially offset by higher compensation and benefits.

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

Historically, management fees have been more than sufficient to cover all of our “fixed” operating expenses, which we define as salaries and benefits and our non-compensation costs. As explained above under “—Understanding Our Results—Revenues—Incentive Income,” we generally do not recognize incentive income during the first three quarters of the year other than amounts earned as a result of fund investor redemptions during the period or, beginning in 2012, amounts earned from fund investors subject to three-year measurement periods. Additionally, we may recognize a portion of incentive income prior to the end of the three-year period related to tax distributions as discussed in “—Understanding Our Results—Revenues—Incentive Income.”

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

Our term loan, discussed below under “—Debt Obligations—Term Loan,” matures in July 2012, and the balance on our aircraft loan, discussed below under “—Debt Obligations—Aircraft Loan,” is payable in May 2011. To date, we have used cash on hand to repurchase and retire $105 million of the outstanding principal amount of our term loan. In addition, as of March 31, 2011, we had repaid an additional $18.8 million of the outstanding balance on our term loan from cash on hand, as we are required to make quarterly payments in an aggregate annual amount equal to 1% of the original loan balance. We may continue to use cash on hand to repay the term loan and the aircraft loan in part or in full prior to their maturity dates, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of those dates, we will be required to either refinance the obligations by entering into new facilities, which could result in higher borrowing costs, or raise cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to enter into new facilities or issue equity or other securities in the future on attractive terms or at all. Any new facilities that we may be able to enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted.

For our other longer-term liquidity requirements, we expect to continue to fund our fixed operating expenses through management fees and to fund discretionary cash bonuses and the repayment of our debt obligations through a combination of management fees and incentive income. We may also decide to meet these requirements by issuing debt or additional equity or other securities. Over the long term, we believe we will be able to grow our assets under management and generate positive investment performance in our funds, which we expect will allow us to grow our management fees and incentive income in amounts sufficient to cover our long-term liquidity requirements.

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

Debt Obligations

Term Loan. On July 2, 2007, we entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75%. The term loan will mature in July 2012 and is secured by a first priority lien on substantially all of our assets. The term loan is payable in equal quarterly installments, which began on December 31, 2008, in an aggregate annual amount equal to 1% of the original principal amount borrowed under the term loan, and the balance will be payable upon maturity. In June 2009, we repurchased and retired $5.0 million of the outstanding balance for $3.0 million, and in December 2009, we repurchased and retired an additional $100.0 million of the outstanding balance for $80.0 million. As of March 31, 2011, the total outstanding amount of the term loan was $626.3 million.

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

The term loan permits us to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, we are in compliance with a leverage ratio (as defined in the credit agreement) of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of March 31, 2011, we have not incurred any unsecured indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A Shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan.

The term loan also limits the amount of distributions we can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of March 31, 2011, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

The terms of the amended note also require us to make one or more prepayments of the note or post cash collateral with the lender in the event that the outstanding principal balance of the loan at any time exceeds an amount equal to 65% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender that may not be exercised more than once every 12 months. During the second quarter of 2010, we paid $3.4 million of the note payable and applied $2.0 million of collateral previously posted with the lender against the remaining principal balance. As of March 31, 2011, the remaining principal balance of the note payable was $11.3 million.

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

Tax Receivable Agreement

We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our partners and the Ziffs. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings, and subsequent taxable exchanges by our partners and the Ziffs of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) have agreed to pay our partners and the Ziffs 85% of the amount of cash savings, if any, in federal, state and local income taxes in the United States that these entities actually realize related to their units as a result of such increases in tax basis. In connection with the departure of certain former partners, the right to receive payments under the tax receivable agreement by such partners was contributed to the Och-Ziff Operating Group. As a result, we expect to pay to our remaining partners and the Ziffs approximately 78% (from 85% at the time of the Offerings) of the overall cash savings, if any, in federal, state and local income taxes in the United States that we actually realize as a result of such increases in tax basis. To the extent that we do not realize any cash savings in federal, state and local income taxes in the United States, we would not be required to make corresponding payments under the tax receivable agreement.

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

As of March 31, 2011, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our partners and the Ziffs approximately $794.5 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including those described below:

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

Distributions

The following table presents the cash dividends declared on our Class A Shares in 2011 and the related cash distributions to our partners and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to the Partners and the Ziffs (dollars in thousands)
May 19, 2011	May 12, 2011	$0.13	$48,713
February 25, 2011	February 18, 2011	$0.71	$264,876

Our intention is to distribute to our Class A Shareholders substantially all of their pro rata share of annual Economic Income (as described above under “—Economic Income Analysis”) in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to pay income taxes, to pay any amounts owed under the tax receivable agreement, to make appropriate investments in our business and our funds, and to make payments on any of our debt obligations, including our term loan and the note payable on our corporate aircraft. When we pay dividends on our Class A Shares, subject to the terms of the limited partnership agreements of the Och-Ziff Operating Group entities, we intend to make corresponding distributions to our partners and the Ziffs on their interests in the Och-Ziff Operating Group.

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

Our funds’ current liquidity position could be adversely impacted by any substantial, unanticipated investor redemptions from our funds that are made within a short time period. As discussed above in “—Assets Under Management,” capital contributions from investors in our funds generally are subject to initial lock-up periods of one to three years. These lock-ups and redemption notice periods help us to manage our liquidity position.

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

Cash Flows Analysis

Operating Activities. Net cash provided by operating activities was $325.1 million and $397.2 million for the three months ended March 31, 2011 and 2010, respectively. For both periods, net cash flows from operating activities were primarily related to the collection of prior-year incentive income and current-year management fees, less interest expense and other operating expenses. Additionally, during the first three months of 2010, we collected $389.3 million of deferred balances, which we in turn distributed to our partners and the Ziffs, net of taxes. The deferred balances distributed to Mr. Och, net of taxes, in the amount of $122.0 million during the three months ended March 31, 2010 were recorded within cash flows from financing activities, as these were distributions on Mr. Och’s pre-IPO equity interest. Additionally, cash flows from operating activities also include the investment activities of our consolidated funds.

Investing Activities. There were no significant changes in the net cash used in investing activities for the three months ended March 31, 2011 and 2010, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated statements of cash flows.

Financing Activities. Net cash used in financing activities was $281.7 million and $351.0 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, net cash flows from financing activities were primarily related to the dividends paid of $68.6 million and $47.5 million, respectively, to our Class A Shareholders and distributions to our partners and the Ziffs of $260.3 million and $198.9 million, respectively, on their Och-Ziff Operating Group A Units. As discussed above, deferred balances distributed to Mr. Och, net of taxes, in the amount of $122.0 million during the three months ended March 31, 2010 were also recorded as financing-related cash outflows. Additionally, capital inflows and outflows of our consolidated funds are included within financing activities.

CONTRACTUAL OBLIGATIONS

There have been no significant changes to our contractual obligations reported in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, we did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to our consolidated financial statements included in our Annual Report for a description of our accounting policies. The following is a summary of what we believe to be our most critical accounting policies and estimates:

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

•

Level II – Fair value is determined using quotations received from dealers making a market for these assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing vendors (“independent pricing services”), the use of models, or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. Consideration is given to the nature of the broker quotes (e.g., indicative or executable). Assets and liabilities for which executable broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level II. Assets and liabilities that would generally be included in this category include certain corporate bonds, certain credit default swap contracts, certain bank debt securities, less liquid and restricted equity securities, forward contracts and certain over-the-counter (“OTC”) derivatives.

•

Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value for assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of such assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. Assets and liabilities that would generally be included in this category include equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swaps, certain bank debt securities, certain OTC derivatives and structured products.

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

As of March 31, 2011, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 49% within Level I; approximately 23% within Level II; and approximately 28% within Level III. As of December 31, 2010, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 45% within Level I; approximately 26% within Level II; and approximately 29% within Level III. The classification of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant.

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

We, as the investment manager of the Och-Ziff funds, determine the fair value of investments that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. The methods and procedures to value these investments may include, but are not limited to: (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from the issuers; (iii) calculating the present value of future cash flows; (iv) assessing other analytical data and information relating to the investment that is an indication of value; (v) obtaining information provided by third parties; (vi) reviewing of amounts invested in these investments; and (vii) evaluating financial information provided by the management of these investments. See Note 4 to our consolidated financial statements included in this quarterly report for additional information.

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

We have established an internal control infrastructure over the valuation of financial instruments that requires ongoing independent oversight by our Financial Control Group as well as periodic audits by our Internal Audit Group. These management control functions are independent of the trading and investing functions. We have also established a Valuation Committee, comprised of non-investment professionals, that is responsible for overseeing and monitoring the pricing of our funds’ investments. The Valuation Committee may obtain input from investment professionals for consideration in carrying out their responsibilities.

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

As of March 31, 2011 and December 31 2010, our only assets carried at fair value were the deferred balances and the investment holdings of the consolidated Och-Ziff funds. The deferred balances and the investments held by the consolidated Och-Ziff funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy.

The following table presents the fair values of assets classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

Assets Recorded at Fair Value	March 31, 2011	Valuation Technique
	(dollars in thousands)
Deferred balances, at fair value	$2,892	Deferred balances are valued based on net asset value information provided by the underlying funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments.

Investments, at fair value (assets of consolidated Och-Ziff funds)	518,633	Investments of the consolidated Och-Ziff funds are generally based upon discounted cash flows, a multiple of earnings, broker quotes or as determined in good faith with third-party input or other observable market inputs, where available. See Note 4 to the consolidated financial statements for additional information.

Total Level III assets, at fair value	521,525
Level III assets for which we do not bear economic exposure	(518,642)

Net Economic Exposure to Level III Assets	$2,883

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

As management fees are charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of April 1, 2011 would impact management fees calculated on such date by approximately $11.7 million.

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of the relationship of the holders of variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, such as redemptions by all unaffiliated investors in any fund and modifications to fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Additionally, management continually reconsiders whether we are deemed to be a variable interest entity’s primary beneficiary who consolidates such entity.

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

We generated taxable income in the amount of $18.3 million in the first three months of 2011 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.3 billion over the remaining 12-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported net losses on a U.S. GAAP basis, and expect to continue to report a U.S. GAAP net loss on an annual basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. As of March 31, 2011, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets. As of March 31, 2011, we had $102.9 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2031. Additionally, as of March 31, 2011, we had $123.3 million of net operating losses available to offset future taxable income for state and $112.7 million for local income tax purposes that will expire between 2028 and 2031.

To generate $2.3 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $29.0 billion as of April 1, 2011, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

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

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward, as of March 31, 2011. We have, however, determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance in the amount of $4.4 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to U.S. GAAP that went into effect during the first quarter of 2011 are expected to have an impact on our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

None of the changes to U.S. GAAP that are not yet effective are expected to have an impact on our future trends.

ECONOMIC INCOME RECONCILIATIONS

The following tables present the reconciliations of Economic Income to our U.S. GAAP net loss for the periods previously discussed:

	Three Months Ended March 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Income (Loss) Allocated to Class A Shareholders - U.S. GAAP	$(95,589)	$125	$(95,464)
Reorganization expenses	405,855	—	405,855
Net loss allocated to the Och-Ziff Operating Group A Units	(276,988)	—	(276,988)
Equity-based compensation	31,929	1,569	33,498
Income taxes	8,986	(360)	8,626
Depreciation and amortization	2,290	184	2,474
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	1,689	—	1,689
Net gains on investments in Och-Ziff funds	(61)	(112)	(173)
Change in tax receivable agreement liability	112	—	112
Other	836	25	861

Economic Income - Non-GAAP	$79,059	$1,431	$80,490

	Three Months Ended March 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders - U.S. GAAP	$(79,242)	$(9,397)	$(88,639)
Reorganization expenses	424,806	—	424,806
Net loss allocated to the Och-Ziff Operating Group A Units	(320,001)	—	(320,001)
Equity-based compensation	27,048	3,787	30,835
Income taxes	7,552	1,247	8,799
Depreciation and amortization	2,100	185	2,285
Net gains on investments in Och-Ziff funds	(378)	(120)	(498)
Change in tax receivable agreement liability	(264)	—	(264)
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	188	—	188
Other	338	33	371

Economic Income - Non-GAAP	$62,147	$(4,265)	$57,882

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our funds. A 10% change in the fair value of the investments held by our funds as of March 31, 2011 would result in a change of approximately $2.8 billion in our assets under management. A 10% change in the fair value of the investments held by our funds as of December 31, 2010 would have resulted in a change of approximately $2.4 billion in our assets under management.

A 10% change in the fair value of the investments held by our funds as of April 1, 2011 (date management fees are calculated for the following period), would impact management fees calculated on such date by approximately $11.7 million. A 10% change in the fair value of the investments held by our funds as of January 1, 2011, would have impacted management fees calculated on such date by approximately $11.3 million.

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

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of March 31, 2011 and December 31, 2010, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of March 31, 2011 and December 31, 2010, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on interest income and interest expense would not result in a material impact to our earnings. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of March 31, 2011, our annual interest expense will increase or decrease by approximately $238 thousand. For every increase or decrease of 10% in LIBOR as of December 31, 2010, our annual interest expense would have increased or decreased by approximately $269 thousand.

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

Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our results of operations or financial condition. We may from time to time be involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to scrutiny by the regulatory agencies that have or may in the future have regulatory authority over us and our business activities, which could result in regulatory agency investigations or litigation related to regulatory compliance matters. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business” in our annual report on Form 10-K for the year ended December 31, 2010, which we refer to as our “Annual Report.”

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2011, we issued 1,555,498 Class A Shares in exchange for an equal number of Och-Ziff Operating Group A Units to the Ziffs. The Och-Ziff Operating Group A Units surrendered by the Ziffs were automatically canceled upon the exchange. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units were pursuant to the terms of the exchange agreement, which was entered into concurrent with our IPO, by and among Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, the partners and the Ziffs. The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(2) of Securities Act.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1+	Form of Independent Director Award Agreement

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2011

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ JOEL M. FRANK
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director