Form 10-Q
period 2011-06-30
Och-Ziff Capital Management Group LLC
filed 2011-08-02
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of July 25, 2011, there were 97,679,304 Class A Shares and 276,304,933 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

ii

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

References to our “partners” refer to the current limited partners of the Och-Ziff Operating Group entities other than the Ziffs and our intermediate holding companies, including our founder, Mr. Daniel S. Och, except where the context requires otherwise. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons.

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

No statements herein, available on our website or in any of the materials we file with the Securities and Exchange Commission, which we refer to as the “SEC,” constitute or should be viewed as constituting an offer of any Och-Ziff fund.

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

Any forward-looking statements contained herein are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or other forward-looking information should not be regarded as representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to: global economic, business, market and geopolitical conditions; the failure or perceived risk of failure by the U.S. Government to increase the debt ceiling, any resulting default by the U.S. Government on its financial obligations or any downgrade or perceived risk of downgrade in the credit ratings of the U.S. Government; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight and taxation; the conditions impacting the hedge fund industry; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our partners, managing directors and investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest; tax and other regulatory factors relevant to our business; as well as assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.

If one or more of these or other risks or uncertainties materialize, or if our assumptions or estimates prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors are not and should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risks that are included in our filings with the SEC, including but not limited to our annual report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, which we refer to as our “Annual Report.” Any forward-looking statements made by us speak only as of the date they are made, and we assume no duty and do not undertake to update any forward-looking statement.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Assets
Cash and cash equivalents	$168,197	$117,577
Income and fees receivable	25,536	462,820
Due from related parties	2,712	1,602
Deferred balances, at fair value	2,892	2,913
Deferred income tax assets	986,270	985,690
Other assets, net	75,375	82,299
Assets of consolidated Och-Ziff funds:
Investments, at fair value	578,278	419,366
Other assets of Och-Ziff funds	23,826	21,657

Total Assets	$1,863,086	$2,093,924

Liabilities and Shareholders’ Equity
Liabilities
Due to related parties	$792,806	$788,779
Debt obligations	635,081	639,487
Compensation payable	13,486	148,673
Other liabilities	53,241	61,761
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	64,466	23,480
Other liabilities of Och-Ziff funds	1,307	4,107

Total Liabilities	1,560,387	1,666,287

Commitments and Contingencies (Note 12)
Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 96,940,675 and 94,742,187 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 276,304,933 and 274,666,921 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	—	—
Paid-in capital	2,116,257	1,899,025
Retained deficit	(2,522,915)	(2,250,530)
Accumulated other comprehensive loss	(45)	(50)

Shareholders’ deficit attributable to Class A Shareholders	(406,703)	(351,555)
Partners’ and others’ interests in consolidated subsidiaries	709,402	779,192

Total Shareholders’ Equity	302,699	427,637

Total Liabilities and Shareholders’ Equity	$1,863,086	$2,093,924

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)
Revenues
Management fees	$128,344	$110,214	$249,690	$211,956
Incentive income	6,867	5,536	13,833	5,722
Other revenues	678	720	1,036	1,111
Income of consolidated Och-Ziff funds	11,396	7,454	21,134	14,570

Total Revenues	147,285	123,924	285,693	233,359

Expenses
Compensation and benefits	61,243	51,729	120,448	104,921
Reorganization expenses	399,312	411,789	805,167	836,595
Interest expense	1,843	1,936	3,891	3,893
General, administrative and other	27,319	23,538	52,424	46,130
Expenses of consolidated Och-Ziff funds	2,480	4,297	3,930	5,379

Total Expenses	492,197	493,289	985,860	996,918

Other Income
Net gains (losses) on investments in Och-Ziff funds and joint ventures	36	(602)	212	(549)
Change in deferred income of consolidated Och-Ziff funds	(649)	(3,244)	(2,975)	(5,131)
Net gains of consolidated Och-Ziff funds	2,912	16,151	11,199	22,342

Total Other Income	2,299	12,305	8,436	16,662

Loss Before Income Taxes	(342,613)	(357,060)	(691,731)	(746,897)
Income taxes	9,413	7,744	18,039	16,543

Consolidated Net Loss	$(352,026)	$(364,804)	$(709,770)	$(763,440)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(258,664)	$(275,383)	$(520,944)	$(585,380)

Net Loss Allocated to Class A Shareholders	$(93,362)	$(89,421)	$(188,826)	$(178,060)

Net Loss Per Class A Share
Basic and diluted	$(0.96)	$(1.05)	$(1.94)	$(2.12)

Weighted-Average Class A Shares Outstanding
Basic and diluted	97,705,327	85,432,135	97,261,490	84,078,032

Dividends Paid per Class A Share	$0.13	$0.09	$0.84	$0.67

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Loss
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
	(dollars in thousands)
As of December 31, 2010	94,742,187	274,666,921	$1,899,025	$(2,250,530)	$(50)	$779,192	$427,637
Capital contributions	—	—	—	—	—	141,298	141,298
Capital distributions	—	—	—	—	—	(352,262)	(352,262)
Cash dividends declared on Class A Shares	—	—	—	(81,211)	—	—	(81,211)
Dividend equivalents on Class A restricted share units	—	—	2,348	(2,348)	—	(a )	—
Equity-based compensation	642,990	1,650,000	16,217	—	—	49,501	65,718
Och-Ziff Operating Group A Unit transactions (See Note 3)	1,555,498	(11,988)	1,473	—	—	427	1,900
Contribution of right to future payments under tax receivable agreement (See Note 12)	—	—	723	—	—	3,480	4,203
Impact of amortization of Reorganization charges to capital	—	—	196,471	—	—	608,696	805,167
Comprehensive loss:
Consolidated net loss	—	—	—	(188,826)	—	(520,944)	(709,770)
Foreign currency translation adjustment	—	—	—	—	5	14	19

Total comprehensive loss							(709,751)

As of June 30, 2011	96,940,675	276,304,933	$2,116,257	$(2,522,915)	$(45)	$709,402	$302,699

(a)	The dividend equivalents on Class A restricted share units impacted partners’ and others’ interests in consolidated subsidiaries by increasing the paid-in capital component and increasing the retained deficit component of partners’ and others’ interests in consolidated subsidiaries each by $7.3 million.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(709,770)	$(763,440)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reorganization expenses	805,167	836,595
Amortization of equity-based compensation	69,303	59,372
Depreciation and amortization	4,864	4,571
Deferred income taxes	9,372	1,079
Operating cash flows due to changes in:
Income and fees receivable	437,284	345,072
Due from related parties	(1,110)	(1,920)
Deferred balances, at fair value	21	231,553
Other assets, net	5,026	11,612
Assets of consolidated Och-Ziff funds	(161,081)	(46,164)
Due to related parties	(937)	(87,031)
Compensation payable	(135,187)	(137,514)
Other liabilities	(8,186)	10,301
Liabilities of consolidated Och-Ziff funds	38,186	(1)

Net Cash Provided by Operating Activities	352,952	464,085

Cash Flows from Investing Activities
Investments in joint ventures	(1,140)	(2,433)
Return of investments in joint ventures	—	2,043
Loan to joint venture partners	—	(114)
Repayment of loan to joint ventures partners	1,750	—
Purchases of fixed assets	(1,088)	—
Proceeds from sales of fixed assets	—	14

Net Cash Used in Investing Activities	(478)	(490)

Cash Flows from Financing Activities
Partners’ and others’ interests in consolidated subsidiaries contributions	141,298	66,643
Partners’ and others’ interests in consolidated subsidiaries distributions	(351,874)	(285,534)
Distribution of deferred balances and related taxes to Mr. Och	(1,583)	(129,470)
Dividends on Class A Shares	(81,211)	(54,910)
Withholding taxes paid on vested Class A restricted share units	(3,656)	(5,700)
Repayments of debt obligations	(4,406)	(7,151)
Principal payments under capital lease obligations	(422)	—

Net Cash Used in Financing Activities	(301,854)	(416,122)

Net Increase in Cash and Cash Equivalents	50,620	47,473
Cash and Cash Equivalents, Beginning of Period	117,577	73,732

Cash and Cash Equivalents, End of Period	$168,197	$121,205

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$3,466	$3,480

Income taxes	$13,010	$14,478

Non-cash transactions:
In-kind distribution of deferred balances	$—	$169,652

Collateral deposit on aircraft loan applied against principal	$—	$2,026

Capital lease additions	$2,471	$—

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

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

The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of the funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the Och-Ziff funds.

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

References to the Company’s “partners” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively with their consolidated subsidiaries, the “Och-Ziff Operating Group”), including the Company’s founder, Mr. Daniel S. Och, but excludes Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons (collectively, the “Ziffs”) and the Company’s intermediate holding companies, except where the context requires otherwise. The Company conducts substantially all of its operations through the Och-Ziff Operating Group.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

Additionally, ASU 2010-06 clarifies existing disclosure requirements related to the level of disaggregation for each class of assets and liabilities and disclosures about inputs and valuation techniques for fair value measurements classified as either Level II or Level III. The new disclosures were effective for the Company in the first quarter of 2010, except for the disclosures requiring separate presentation of information about purchases, sales, issuances and settlements in the roll forward of activity in Level III fair value measurements. Those disclosures were effective for the Company beginning in the first quarter of 2011. The adoption of the new disclosure requirements in ASU 2010-06 did not have any impact on the Company’s financial position or results of operations at the date of adoption, as these changes affected disclosure requirements and had no impact on the accounting for items at fair value.

Future Adoption of Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides clarifying guidance on how to measure fair value and requires additional disclosures regarding fair value measurements. The amendments, among other things, prohibit the use of blockage factors at all levels of the fair value hierarchy, provide guidance on measuring financial instruments that are managed on a net portfolio basis and clarify guidance on the application of premiums and discounts in measuring fair value. Additional disclosure requirements include the disclosure of transfers between Levels I and II, a description of the valuation processes for Level III fair value measurements, as well as additional information regarding unobservable inputs impacting Level III measurements. The amendments are effective for the Company beginning in the first quarter of 2012. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present the components of net income, the components of other comprehensive income and the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, the entity is required to present items that are reclassified between net income and other comprehensive income on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The requirements of ASU 2011-05 are effective for the Company beginning in the first quarter of 2012. The adoption of ASU 2011-05 will not have any impact on the Company’s financial position or results of operations, as ASU 2011-05 only changes the presentation of other comprehensive income and total comprehensive income. No changes were made to the existing guidance regarding which items are reported in other comprehensive income.

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

Prior to the Offerings, the Company completed a reorganization of its business (“Reorganization”). As part of the Reorganization, interests in the Och-Ziff Operating Group held by the partners and the Ziffs were reclassified as Och-Ziff Operating Group A Units and accounted for as a share-based payment. The Och-Ziff Operating Group A Units granted to the Ziffs and the units sold by the partners at the time of the Offerings were not subject to any substantive service or performance requirements; therefore, the fair value related to those units were recognized as a one-time charge at the time of the Offerings. The fair value of the Och-Ziff Operating Group A Units that continue to be held by the partners after the Offerings is being amortized on a straight-line basis over the requisite five-year service period following the Offerings. Once vested, these units may be exchanged for Class A Shares of the Registrant on a one-for-one basis, subject to certain transfer restrictions for the five years following the Offerings.

As of June 30, 2011, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 24.4%. Increases in the Company’s interest in the Och-Ziff Operating Group are driven by the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares (“Och-Ziff Operating Group A Unit Transactions”). Additionally, the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”) also increases the Company’s interest in the Och-Ziff Operating Group. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the vesting of RSUs or exchanges of Och-Ziff Operating Group A Units.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

Och-Ziff Operating Group A Unit Transactions

In connection with the exchange of Och-Ziff Operating Group A Units for Class A Shares and the reallocation of certain Och-Ziff Operating Group A Units forfeited by a former partner that were subsequently reallocated as non-equity profits interests (“Och-Ziff Operating Group D Units”), the Company recorded the following changes to shareholders’ equity in the six months ended June 30, 2011:

	Paid-in Capital	Partners’ and Others’ Interests in Consolidated Subsidiaries
	(dollars in thousands)
Deferred income tax assets resulting from the exchange, net of increase in tax receivable agreement liability	$1,900	$—
Deficit capital reallocated from partners’ and others’ interests in consolidated subsidiaries to the Company	(427)	427

	$1,473	$427

Vesting of Class A Restricted Share Units

In connection with the issuance of Class A Shares related to the vesting of RSUs, the Company reallocated $164 thousand of deficit capital from partners’ and others’ interests in consolidated subsidiaries to the Company’s paid-in capital in the six months ended June 30, 2011.

Conversion of Och-Ziff Operating Group D Units to Och-Ziff Operating Group A Units

During the second quarter of 2011, 1,650,000 non-equity interests (“Och-Ziff Operating Group D Units”) previously granted to certain partners admitted subsequent to the Offerings were converted to an equal number of Och-Ziff Operating Group A Units. An equal number of Class B Shares were also issued to those partners. Of the 1,650,000 Och-Ziff Operating Group A Units issued, 330,000 were immediately vested, and therefore a one-time charge was recorded within compensation and benefits in the amount of $4.2 million. The grant-date fair value of the remaining Och-Ziff Operating Group A Units is being amortized on a straight-line basis over the requisite 3.3 year service period following the conversion.

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

JUNE 30, 2011

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

•

Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of such assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable as of the measurement date. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. Assets and liabilities that would generally be included in this category include equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swaps, certain bank debt securities and certain OTC derivatives. Additionally, investments in structured products (as described below) are also generally included within Level III.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy:

	As of June 30, 2011
	Level I	Level II	Level III	Total
	(dollars in thousands)
Real estate investments	$—	$—	$295,585	$295,585
Structured products	—	—	151,900	151,900
Energy and natural resources limited partnerships	—	—	90,268	90,268
Other investments	8,011	—	32,584	40,595

Financial Assets, at Fair Value	8,011	—	570,337	578,348
Counterparty netting of derivative contracts	(42)	(28)	—	(70)

Fair Value Included Within Investments, at Fair Value	$7,969	$(28)	$570,337	$578,278

Financial Liabilities, at Fair Value	$732	$61	$171	$964
Counterparty netting of derivative contracts	(42)	(28)	—	(70)

Fair Value Included Within Other Liabilities of Consolidated Och-Ziff Funds	$690	$33	$171	$894

Deferred Balances, at Fair Value	$—	$—	$2,892	$2,892

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

	As of December 31, 2010
	Level I	Level II	Level III	Total
	(dollars in thousands)
Real estate investments	$—	$—	$288,444	$288,444
Structured products	5	—	66,716	66,721
Energy and natural resources limited partnerships	—	—	49,870	49,870
Other investments	337	—	13,994	14,331

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$342	$—	$419,024	$419,366

Deferred Balances, at Fair Value	$—	$—	$2,913	$2,913

As of December 31, 2010, the Company did not have any liabilities carried at fair value.

The Company assumes that any transfers between Level I, Level II or Level III during the period occur at the beginning of the period. For the six months ended June 30, 2011 and 2010, there were no significant transfers between Level I, Level II or Level III assets or liabilities.

Real estate investments include equity, preferred equity, mezzanine debt, and participating debt in entities domiciled primarily in the United States. The fair values of these investments are generally based upon discounting the expected cash flows from the investment or a multiple of earnings. In reaching the determination of fair value for investments, the Company considers many factors including, but not limited to, the operating cash flows and financial performance of the real estate investments relative to budgets or projections, property types, geographic locations, the physical condition of the asset, prevailing market capitalization rates, prevailing market discount rates, general economic conditions, economic conditions specific to the market in which the assets are located, the prevailing interest rate environment, the prevailing state of the debt markets, comparable public company trading multiples, independent third-party appraisals, available pricing data on comparable properties in the specific market in which the asset is located, expected exit timing and strategy and any specific rights or terms associated with the investment.

Structured products include investments in commercial and residential mortgage-backed securities, collateralized debt obligations and other asset-backed securities. The fair value of these investments is generally determined using broker quotes. Generally, these quotations are indicative in nature. If broker quotes are not available or deemed unreliable, fair value may be determined using independent pricing services or cash flow models. The inputs used in these models would include the performance of underlying collateral, prepayment and liquidation rates, credit spreads and discount rates. Market data is used to the extent that it is observable and considered reliable.

All other Level III investments, including those in energy and natural resources limited partnerships, bank debt securities, or for which exchange quotations are not readily available or deemed unreliable, are generally valued using broker quotes or as determined in good faith with third-party input or other observable market inputs, where available. The methods and procedures to value these investments may include, but are not limited to: (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from the issuers; (iii) calculating the present value of future cash flows; (iv) assessing other analytical data and information relating to the investment that is an indication of value; (v) obtaining information provided by third parties; (vi) reviewing of amounts invested in these investments; and (vii) evaluating financial information provided by the management of these investments. Inputs utilized to determine fair value when the above methods are used include, but are not limited to, the following: market prices for referenced securities; yield curves; spread analysis; discount rates; measures of volatility; net asset values published by third-party fund managers; analysis of qualitative and quantitative data in relation to the strength and condition of the issuer (including budgets, earnings projections and business plans); other information obtained from independent dealers and independent pricing services; market observations and correlations of these inputs.

Deferred balances are made up of deferred incentive income receivable from the Company’s offshore funds. Deferred balances are valued based on net asset value information provided by the Och-Ziff funds. The investments within these funds are carried at fair value and are categorized as Level I, II, and III financial instruments, as appropriate.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended June 30, 2011:

	Balance as of March 31, 2011	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2011
	(dollars in thousands)
Real estate investments	$289,008	$18,802	$(9,800)	$—	$(2,425)	$295,585
Structured products	147,732	40,674	(34,632)	—	(1,874)	151,900
Energy and natural resources limited partnerships	50,884	40,627	—	—	(1,243)	90,268
Other investments (including derivatives, net)	30,997	1,089	(9,574)	524	9,377	32,413

Total, at Fair Value	$518,621	$101,192	$(54,006)	$524	$3,835	$570,166

Deferred Balances, at Fair Value	$2,892	$—	$—	$—	$—	$2,892

The following table summarizes the changes in the Company’s Level III assets for the three months ended June 30, 2010:

	Balance as of March 31, 2010	Investment Purchases	Investment Sales and Collection of Deferred Balances	Net Gains of Consolidated Och-Ziff Funds	Balance as of June 30, 2010
	(dollars in thousands)
Real estate investments	$325,914	$2,376	$(25,960)	$15,568	$317,898
Energy and natural resources limited partnerships	7,428	20,494	—	583	28,505

Total, at Fair Value	$333,342	$22,870	$(25,960)	$16,151	$346,403

Deferred Balances, at Fair Value	$15,357	$—	$(11,896)	$—	$3,461

The following table summarizes the changes in the Company’s Level III assets and liabilities for the six months ended June 30, 2011:

	Balance as of December 31, 2010	Investment Purchases	Investment Sales and Collection of Deferred Balances	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2011
	(dollars in thousands)
Real estate investments	$288,444	$24,061	$(17,900)	$—	$980	$295,585
Structured products	66,716	160,888	(78,923)	—	3,219	151,900
Energy and natural resources limited partnerships	49,870	42,729	—	—	(2,331)	90,268
Other investments (including derivatives, net)	13,994	17,564	(10,074)	450	10,479	32,413

Total, at Fair Value	$419,024	$245,242	$(106,897)	$450	$12,347	$570,166

Deferred Balances, at Fair Value	$2,913	$—	$(21)	$—	$—	$2,892

The following table summarizes the changes in the Company’s Level III assets for the six months ended June 30, 2010:

	Balance as of December 31, 2009	Investment Purchases	Investment Sales and Collection of Deferred Balances	Net Gains of Consolidated Och-Ziff Funds	Balance as of June 30, 2010
	(dollars in thousands)
Real estate investments	$295,626	$41,925	$(41,412)	$21,759	$317,898
Energy and natural resources limited partnerships	4,605	23,317	—	583	28,505

Total, at Fair Value	$300,231	$65,242	$(41,412)	$22,342	$346,403

Deferred Balances, at Fair Value	$404,666	$—	$(401,205)	$—	$3,461

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

The following table summarizes net gains (losses) for the three months ended June 30, 2011 and 2010 on the Company’s Level III investments held as of such dates:

	Net Gains (Losses) on Investments Held as of June 30,
	2011	2010
	(dollars in thousands)
Real estate investments	$(2,425)	$15,264
Structured products	(4,311)	—
Energy and natural resources limited partnerships	(1,243)	583
Other investments (including derivatives, net)	4,866	—

Total, at Fair Value	$(3,113)	$15,847

The following table summarizes net gains (losses) for the six months ended June 30, 2011 and 2010 on the Company’s Level III investments held as of such dates:

	Net Gains (Losses) on Investments Held as of June 30,
	2011	2010
	(dollars in thousands)
Real estate investments	$4,301	$18,793
Structured products	(2,673)	—
Energy and natural resources limited partnerships	(2,331)	583
Other investments (including derivatives, net)	5,875	—

Total, at Fair Value	$5,172	$19,376

Fair Value of Other Financial Instruments

Management estimates that the fair value of its term loan is approximately 95% of its carrying value as of June 30, 2011 based on an analysis of market data. Management believes that the carrying values of all other financial instruments presented on the consolidated balance sheets approximate their fair values.

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

The Company’s involvement with funds that are VIEs and not consolidated is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $27.0 billion and $26.6 billion as of June 30, 2011 and December 31, 2010, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from the VIEs. As of June 30, 2011 and December 31, 2010, the only assets related to these variable interests related to income and fees receivable of $15.9 million and $313.9 million, respectively.

In addition, the Company holds variable interests in certain joint ventures determined to be VIEs. The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $3.0 million and $1.7 million as of June 30, 2011 and December 31, 2010, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

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

The following table presents the assets and liabilities of funds determined to be VIEs and consolidated by the Company as primary beneficiary:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$304,457	$165,551
Other assets of consolidated Och-Ziff funds	19,090	21,253

Total Assets	$323,547	$186,804

Liabilities
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	$64,466	$23,480
Other liabilities of consolidated Och-Ziff funds	1,249	4,107

Total Liabilities	$65,715	$27,587

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

6.	OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,325	20,283
Computer hardware and software	20,525	17,061
Furniture, fixtures and equipment	2,753	2,784
Accumulated depreciation and amortization	(36,451)	(32,043)

Fixed assets, net	29,752	30,685
Goodwill	22,691	22,691
Prepaid expenses	6,940	8,931
Refundable security deposits	4,162	3,669
Intangible assets, net	3,986	4,358
Investments in joint ventures	3,039	1,733
Current income tax receivable	1,330	2,962
Investments in Och-Ziff funds	523	1,552
Other	2,952	5,718

Total Other Assets, Net	$75,375	$82,299

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Deferred income of consolidated Och-Ziff funds	$22,593	$19,618
Deferred rent credit	15,160	13,436
Accrued expenses	6,831	13,944
Current income taxes payable	5,467	11,331
Obligation under capital leases	2,049	—
Deferred income tax liabilities	827	3,210
Other	314	222

Total Other Liabilities	$53,241	$61,761

7.	DEBT OBLIGATIONS

Aircraft Loan

On May 25, 2011, the Company refinanced $10.7 million of the $11.3 million remaining principal balance on its aircraft loan and paid the remaining balance with cash on hand. The principal amount borrowed bears an annual interest rate of LIBOR plus 2.35%, is due in full at maturity on May 25, 2014 and is secured by a first priority lien on the aircraft.

The terms of the loan also require the Company to make one or more prepayments or post cash collateral with the lender in the event that the outstanding principal balance of the loan at any time exceeds an amount equal to 70% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender that may not be exercised more than once every 12 months.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

The terms of the loan also require the Company to comply with the following financial maintenance covenants in order for it to avoid an event of default:

•	The minimum amount of assets under management is $17 billion, tested quarterly;

•	Annual management fees earned by the Och-Ziff Operating Group must not fall below $257.3 million, tested annually;

•

Economic Income must exceed three times the annual principal and interest payments due on all direct or indirect indebtedness of the Och-Ziff Operating Group (excluding principal and interest payments due on scheduled maturity date of any debt), tested quarterly; and

•

Average cash, unrestricted marketable securities and other liquid investments that may be converted to cash within 90 days must be equal to an amount greater than the outstanding principal balance of the loan, tested quarterly.

Upon an event of default, subject to certain cure periods set forth in the loan, the lender may declare all amounts outstanding under the loan to be due and payable.

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

Borrowings under the credit facility are recorded as liabilities by the investment subsidiaries of the funds using the facility. In accordance with U.S. GAAP, investment subsidiaries of the Company’s consolidated funds are generally not consolidated, but are carried at fair value within investments, at fair value in the Company’s consolidated balance sheets. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated balance sheets. As of June 30, 2011, there were $41.2 million in outstanding borrowings under the facility with an average interest rate of 2.44%, and $4.3 million in letters of credit drawn under the facility with an average interest rate of 2.38%. As of December 31, 2010, there were $250 thousand in outstanding borrowings under the facility with an average interest rate of 3.02%, and $4.3 million in letters of credit drawn under the facility with an average interest rate of 2.88%.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

8.	GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Occupancy and equipment	$7,001	$7,388	$14,102	$14,557
Professional services	5,829	5,421	10,806	10,115
Information processing and communications	4,140	3,553	8,185	6,690
Business development	2,352	2,041	4,101	4,150
Insurance	1,776	1,977	3,512	3,903
Other expenses	6,178	3,034	11,563	6,855

	27,276	23,414	52,269	46,270
Changes in tax receivable agreement liability	43	124	155	(140)

Total General, Administrative and Other	$27,319	$23,538	$52,424	$46,130

9.	INCOME TAXES

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

The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the United States and in foreign jurisdictions. The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of -2.7% and -2.2% for the three months ended June 30, 2011 and 2010, respectively, and -2.6% and -2.2% for the six months ended June 30, 2011 and 2010, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the partners’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

As of June 30, 2011 and December 31, 2010, the Company was not required to establish a liability for uncertain tax positions.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

10.	NET LOSS PER CLASS A SHARE

Basic net loss per Class A Share is computed by dividing the net loss allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. In addition, for the three months ended June 30, 2011 and 2010, 857,821 and 300,136 RSUs that have vested but have not been settled in Class A Shares as of June 30, 2011 and 2010, respectively, are included in the weighted-average of Class A Shares outstanding in the calculation of basic and diluted net loss per Class A Share. For the six months ended June 30, 2011 and 2010, 917,866 and 450,868 RSUs that have vested but have not been settled in Class A Shares as of June 30, 2011 and 2010, respectively, are included in the weighted-average of Class A Shares outstanding in the calculation of basic and diluted net loss per Class A Share.

The following table presents the computation of basic and diluted net loss per Class A Share for the three months ended June 30, 2011 and 2010:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended June 30, 2011
Basic	$(93,362)	97,705,327	$(0.96)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		300,872,397
Class A Restricted Share Units	—	—		13,077,759

Diluted	$(93,362)	97,705,327	$(0.96)

Three Months Ended June 30, 2010
Basic	$(89,421)	85,432,135	$(1.05)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		303,900,879
Class A Restricted Share Units	—	—		13,921,349

Diluted	$(89,421)	85,432,135	$(1.05)

The following table presents the computation of basic and diluted net loss per Class A Share for the six months ended June 30, 2011 and 2010:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Six Months Ended June 30, 2011
Basic	$(188,826)	97,261,490	$(1.94)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		300,872,397
Class A Restricted Share Units	—	—		13,077,759

Diluted	$(188,826)	97,261,490	$(1.94)

Six Months Ended June 30, 2010
Basic	$(178,060)	84,078,032	$(2.12)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		303,900,879
Class A Restricted Share Units	—	—		13,921,349

Diluted	$(178,060)	84,078,032	$(2.12)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

11.	RELATED PARTY TRANSACTIONS

Due to Related Parties

The following table presents the amounts included within due to related parties:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Amounts payable under tax receivable agreement	$789,914	$783,601
Deferred balances and related taxes payable	2,892	5,178

Total Due To Related Parties	$792,806	$788,779

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Management fees	$121,058	$107,047	$235,970	$206,280
Incentive income	$6,867	$5,536	$13,833	$5,722

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$7,034	$5,380	$12,753	$10,678
Incentive income	$970	$611	$1,343	$611
Fees waived on investments held by related parties:
Management fees	$3,473	$3,206	$6,818	$6,416
Incentive income	$—	$—	$—	$—

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $433 thousand and $216 thousand for Mr. Och’s personal use of the corporate aircraft based on market rates for the three months ended June 30, 2011 and 2010, respectively, and $563 thousand and $306 thousand for the six months ended June 30, 2011 and 2010, respectively.

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

In connection with the contribution of a former partner’s rights to future payments under the tax receivable agreement during the second quarter of 2011, the Company recorded a decrease in the liability for amounts payable under the tax receivable agreement of $4.6 million, a decrease of deferred income tax assets of $398 thousand related to income tax expense expected to be incurred as a result of the payments to the Och-Ziff Operating Group, an increase to the Company’s paid-in capital of $723 thousand and an increase to partners’ and others’ interests in consolidated subsidiaries of $3.5 million.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

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

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Mumbai and Beijing, in addition to operating and capital leases on computer hardware. The related lease commitments have not changed materially since December 31, 2010.

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

The Company has committed to fund a portion of the annual operating budget for a joint venture, and this portion currently totals approximately $4.7 million annually, of which $1.1 million has been funded through June 30, 2011. The joint venture periodically returns substantially all of the cash that is contributed by the Company, as expenses incurred by the joint venture are generally reimbursed by the projects it manages.

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

JUNE 30, 2011

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

The following table presents Economic Income of the Och-Ziff Funds segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Economic Income Revenues
Management fees	$120,539	$107,035	$234,226	$206,609
Incentive income	6,867	5,536	13,833	5,722
Other revenues	590	448	892	732

Total Economic Income Revenues	127,996	113,019	248,951	213,063

Economic Income Expenses
Compensation and benefits	22,245	16,739	44,672	34,770
Non-compensation expenses	21,333	21,704	40,971	41,335

Total Economic Income Expenses	43,578	38,443	85,643	76,105

Net gains (losses) on joint ventures	35	—	204	(235)

Economic Income	$84,453	$74,576	$163,512	$136,723

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

The tables below present Economic Income of the Och-Ziff Funds segment, the U.S. GAAP results of the Company’s Other Operations and the related adjustments necessary to reconcile the Economic Income of the Och-Ziff Funds segment to the Company’s consolidated U.S. GAAP net loss. For a description of these adjustments, see the notes following the tables.

			Reconciling Adjustments
Three Months Ended June 30, 2011	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)
Revenues
Management fees	$120,539	$4,787	$(1,489)	$4,507	(a)	$128,344
Incentive income	6,867	—	—	—		6,867
Other revenues	590	88	—	—		678
Income of consolidated Och-Ziff funds	—	7,859	3,537	—		11,396

Total Revenues	127,996	12,734	2,048	4,507		147,285

Expenses
Compensation and benefits	22,245	2,669	—	36,329	(b)(c)(f)	61,243
Reorganization expenses	—	—	—	399,312	(d)	399,312
Interest expense	1,843	—	—	—		1,843
General, administrative and other	19,490	1,076	—	6,753	(a)(e)	27,319
Expenses of consolidated Och-Ziff funds	—	2,085	395	—		2,480

Total Expenses	43,578	5,830	395	442,394		492,197

Other Income (Loss)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	35	(4)	—	5	(e)	36
Change in deferred income of consolidated Och-Ziff funds	—	(543)	(106)	—		(649)
Net gains (losses) of consolidated Och-Ziff funds	—	4,383	(1,471)	—		2,912

Total Other Income (Loss)	35	3,836	(1,577)	5		2,299

Income (Loss) Before Income Taxes	84,453	10,740	76	(437,882)		(342,613)
Income taxes	—	—	—	9,413	(e)	9,413

Consolidated Net Income (Loss)	$84,453	$10,740	$76	$(447,295)		$(352,026)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$10,523	$76	$(269,263	)(f)	$(258,664)

Net Income (Loss) Allocated to Class A Shareholders	$84,453	$217	$—	$(178,032)		$(93,362)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

			Reconciling Adjustments
Three Months Ended June 30, 2010	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)
Revenues
Management fees	$107,035	$999	$(60)	$2,240	(a)	$110,214
Incentive income	5,536	—	—	—		5,536
Other revenues	448	272	—	—		720
Income of consolidated Och-Ziff funds	—	7,454	—	—		7,454

Total Revenues	113,019	8,725	(60)	2,240		123,924

Expenses
Compensation and benefits	16,739	8,411	—	26,579	(b) (c) (f)	51,729
Reorganization expenses	—	—	—	411,789	(d)	411,789
Interest expense	1,936	—	—	—		1,936
General, administrative and other	19,768	(689)	—	4,459	(a)(e)	23,538
Expenses of consolidated Och-Ziff funds	—	4,272	25	—		4,297

Total Expenses	38,443	11,994	25	442,827		493,289

Other Income (Loss)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	—	9	—	(611	)(e)	(602)
Change in deferred income of consolidated Och-Ziff funds	—	(3,244)	—	—		(3,244)
Net gains (losses) of consolidated Och-Ziff funds	—	16,695	(544)	—		16,151

Total Other Income (Loss)	—	13,460	(544)	(611)		12,305

Income (Loss) Before Income Taxes	74,576	10,191	(629)	(441,198)		(357,060)
Income taxes	—	1,170	—	6,574	(e)	7,744

Consolidated Net Income (Loss)	$74,576	$9,021	$(629)	$(447,772)		$(364,804)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$16,974	$(629)	$(291,728	)(f)	$(275,383)

Net Income (Loss) Allocated to Class A Shareholders	$74,576	$(7,953)	$—	$(156,044)		$(89,421)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

			Reconciling Adjustments
Six Months Ended June 30, 2011	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)
Revenues
Management fees	$234,226	$9,073	$(1,764)	$8,155	(a)	$249,690
Incentive income	13,833	—	—	—		13,833
Other revenues	892	144	—	—		1,036
Income of consolidated Och-Ziff funds	—	14,540	6,594	—		21,134

Total Revenues	248,951	23,757	4,830	8,155		285,693

Expenses
Compensation and benefits	44,672	4,993	—	70,783	(b)(c)(f)	120,448
Reorganization expenses	—	—	—	805,167	(d)	805,167
Interest expense	3,891	—	—	—		3,891
General, administrative and other	37,080	2,541	—	12,803	(a)(e)	52,424
Expenses of consolidated Och-Ziff funds	—	3,289	641	—		3,930

Total Expenses	85,643	10,823	641	888,753		985,860

Other Income
Net gains (losses) on investments in Och-Ziff funds and joint ventures	204	(58)	—	66	(e)	212
Change in deferred income of consolidated Och-Ziff funds	—	(1,728)	(1,247)	—		(2,975)
Net gains of consolidated Och-Ziff funds	—	8,973	2,226	—		11,199

Total Other Income	204	7,187	979	66		8,436

Income (Loss) Before Income Taxes	163,512	20,121	5,168	(880,532)		(691,731)
Income taxes	—	(360)	—	18,399	(e)	18,039

Consolidated Net Income (Loss)	$163,512	$20,481	$5,168	$(898,931)		$(709,770)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$20,139	$5,168	$(546,251	)(f)	$(520,944)

Net Income (Loss) Allocated to Class A Shareholders	$163,512	$342	$—	$(352,680)		$(188,826)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2011

			Reconciling Adjustments
Six Months Ended June 30, 2010	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Funds Consolidation	Other Adjustments		Total Company U.S. GAAP Basis
	(dollars in thousands)
Revenues
Management fees	$206,609	$1,876	$(120)	$3,591	(a)	$211,956
Incentive income	5,722	—	—	—		5,722
Other revenues	732	379	—	—		1,111
Income of consolidated Och-Ziff funds	—	14,570	—	—		14,570

Total Revenues	213,063	16,825	(120)	3,591		233,359

Expenses
Compensation and benefits	34,770	15,998	—	54,153	(b)(c)(f)	104,921
Reorganization expenses	—	—	—	836,595	(d)	836,595
Interest expense	3,893	—	—	—		3,893
General, administrative and other	37,442	1,042	—	7,646	(a)(e)	46,130
Expenses of consolidated Och-Ziff funds	—	5,348	31	—		5,379

Total Expenses	76,105	22,388	31	898,394		996,918

Other Income (Loss)
Net losses on investments in Och-Ziff funds and joint ventures	(235)	(81)	—	(233	)(e)	(549)
Change in deferred income of consolidated Och-Ziff funds	—	(5,131)	—	—		(5,131)
Net gains of consolidated Och-Ziff funds	—	22,183	159	—		22,342

Total Other Income (Loss)	(235)	16,971	159	(233)		16,662

Income (Loss) Before Income Taxes	136,723	11,408	8	(895,036)		(746,897)
Income taxes	—	2,417	—	14,126	(e)	16,543

Consolidated Net Income (Loss)	$136,723	$8,991	$8	$(909,162)		$(763,440)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$26,341	$8	$(611,729	)(f)	$(585,380)

Net Income (Loss) Allocated to Class A Shareholders	$136,723	$(17,350)	$—	$(297,433)		$(178,060)

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

JUNE 30, 2011

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

Substantially all of the Company’s revenues are earned from the Och-Ziff funds. For the three months ended June 30, 2011, the Company recorded revenues of $49.6 million, $22.5 million and $16.3 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the three months ended June 30, 2010, the Company recorded revenues of $43.5 million, $18.3 million and $16.9 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues.

For the six months ended June 30, 2011, the Company recorded revenues of $98.7 million, $43.1 million and $32.0 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues. For the six months ended June 30, 2010, the Company recorded revenues of $80.9 million, $34.3 million and $33.2 million from three individual feeder funds managed by the Och-Ziff Funds segment, each of which represented more than 10% of the Company’s total revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of our Annual Report. Actual results may differ materially from those contained in any forward-looking statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report. An investment in our Class A Shares is not an investment in any of our funds.

OVERVIEW

Our Business

We are one of the largest institutional alternative asset managers in the world, with approximately $29.9 billion in assets under management as of August 1, 2011. We provide asset management services through our funds globally. Our funds seek to generate consistent, positive, risk-adjusted returns across market cycles with low volatility and low correlation to the equity markets. We have always limited our use of leverage to generate investment performance and we emphasize preservation of capital. Our assets under management are generally invested on a multi-strategy basis across multiple geographies. Our primary investment strategies are: convertible and derivative arbitrage, credit, long/short equity special situations, merger arbitrage, private investments and structured credit. Our fund investors value our funds’ consistent performance history, our global investing expertise, our diverse investment strategies, our strong focus on risk management and a robust operational infrastructure.

Overview of Our 2011 Second Quarter Results

As of June 30, 2011, our assets under management were $29.8 billion, compared with $25.5 billion as of June 30, 2010. The $4.3 billion, or 17%, year-over-year increase was driven by performance-related appreciation of $2.7 billion and capital net inflows of $1.6 billion. During the second quarter of 2011, we maintained an active dialog with a broad range of fund investors, and we continued to see interest from a diverse mix of investors globally. We have seen particular interest from pension funds and private bank platforms. We believe that institutional investors continue to actively seek access to investment managers that generate risk-adjusted returns which are not correlated with the equity markets and have consistently protected capital. We believe that this has led to increased allocations to the hedge fund industry in the first half of 2011 and that this acceleration will continue.

For the second quarter of 2011, we reported a U.S. GAAP net loss allocated to Class A Shareholders of $93.4 million, compared to a net loss of $89.4 million for the second quarter of 2010. For the first half of 2011, our U.S. GAAP net loss allocated to Class A Shareholders was $188.8 million, compared to a net loss of $178.1 million for the first half of 2010. The U.S. GAAP net losses primarily resulted from non-cash Reorganization expenses associated with our initial public offering in November 2007 of $399.3 million and $411.8 million for the three months ended June 30, 2011 and 2010, respectively, and $805.2 million and $836.6 million for the six months ended June 30, 2011 and 2010, respectively.

We reported Economic Income for the Company1 of $86.4 million for the second quarter of 2011, compared with $71.6 million for the second quarter of 2010, and $166.9 million for the first half of 2011, compared with $129.5 million for the first half of 2010. The increases were primarily attributable to the Och-Ziff Funds segment due to increased revenues driven by the year-over-year growth in assets under management. These increases were partially offset by higher operating expenses.

Overview of 2011 Second Quarter Fund Performance

During the second quarter of 2011, market conditions globally became more difficult and volatile. In this environment, our funds continued to preserve capital and generate strong, risk-adjusted, non-correlated investment returns. Our investment

[1]	Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, see “—Economic Income Analysis.”

returns are a function of our consistent and disciplined approach to investing and actively managing risk, and also to our low use of leverage. Our multi-strategy approach and international capabilities continue to enable us to be nimble in adjusting our portfolio allocations and taking advantage of investment opportunities, which are integral to maintaining broadly diversified portfolios of our investment and risk management processes.

During the second quarter of 2011, the OZ Master Fund generated a net return of 0.0%, the OZ Europe Master Fund a net return of -1.6%, the OZ Asia Master Fund a net return of -0.1% and the OZ Global Special Investments Master Fund a net return of 1.8%.1 For the first half of 2011, the OZ Master Fund generated a net return of 3.3%, the OZ Europe Master Fund a net return of 1.9%, the OZ Asia Master Fund a net return of 1.3% and the OZ Global Special Investments Master Fund a net return of 6.5%. Our year-to-date performance was primarily driven by our credit-related strategies and equity long/short special situations, as we saw a diverse range of high quality investment opportunities worldwide. Due to the increase in market volatility and difficult market conditions during the 2011 second quarter, we reduced our equity exposures and increased our allocation to cash. As of July 1, 2011, cash comprised 7% of the OZ Master Fund, compared to near 0% as of April 1, 2011.

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

During the second quarter of 2011, global equity markets were volatile as macroeconomic conditions generally weakened and as investor uncertainty increased. Sovereign debt issues remained a major concern in Europe, and in the U.S. both job growth and GDP slowed. In Asia, inflation and monetary tightening in China were a central focus.

Leveraged credit indices were negative in June given concerns over European sovereign debt issues and global economic growth prospects. High yield market inflows reversed during the quarter as June marked the largest monthly outflow on record for high-yield bond funds. In Europe, credit market conditions continued to be positive, although they became softer towards quarter end due to continued concerns about sovereign debt issues and weaker economic data. In Asia, credit market conditions were weak due to a number of factors, including inflation risks, monetary supply uncertainty and the impact of sovereign issues in Europe.

Capital Flow Environment

Capital flows into the hedge fund industry were slightly lower during the second quarter of 2011 compared with the first quarter. However, industry capital flows for the first half of 2011 increased substantially relative to those seen in the second half of 2010, and we believe that they will accelerate further during the remainder of this year. We believe that institutional investor interest in the hedge fund industry continues to grow as these investors seek to increase the proportion of investment strategies that are not correlated to the equity markets in their portfolios in order to mitigate risk and enhance return.

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

[1]	For important information about our fund performance data, please see “—Fund Performance Summary.”

Our assets under management are a function of the amount of capital that is placed with us by investors in our funds, and the investment performance of our funds. We typically accept capital from new and existing investors into our funds on a monthly basis on the first day of each month. Investors in our funds, other than investors in private investments, our real estate funds and certain other funds we manage, typically have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 45 days prior written notice. However, upon the payment of a redemption fee to the applicable fund and upon giving 30 days prior written notice, certain investors may redeem capital during the lock-up period. The lock-up requirements for the funds may generally be waived or modified in the sole discretion of the fund’s general partner or board of directors, as applicable. With respect to investors with quarterly redemption rights, requests for redemptions submitted during a quarter generally are paid on the first day of the following quarter. Accordingly, quarterly redemptions generally will have no impact on management fees during the quarter in which they are submitted. Instead, these redemptions will decrease assets under management as of the first day of the following quarter, which reduces management fees for that quarter. With respect to investors with annual redemption rights, redemptions paid prior to the end of a quarter impact assets under management in the quarter in which they are paid, and therefore impact management fees for that quarter.

Information with respect to our assets under management throughout this quarterly report, including the tables set forth in this discussion and analysis, includes investments by us, our partners, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other related parties, including the reinvestment by our partners of their after-tax proceeds from the Offerings. As of June 30, 2011, approximately 9% of our assets under management represented investments by us, our partners and certain other related parties in our funds. As of that date, approximately 35% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation.

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

Summary of Changes in Assets Under Management

The table below presents the changes to our assets under management and weighted-average assets under management. Weighted-average assets under management exclude the impact of second-quarter performance-related appreciation for the periods presented, as these amounts do not impact management fees calculated for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Balance-beginning of period	$29,030,215	$24,849,771	$27,934,696	$23,079,796
Net flows	774,697	1,035,333	925,633	2,060,957
Appreciation (depreciation)	(37,350)	(388,164)	907,233	356,187

Balance-end of period	$29,767,562	$25,496,940	$29,767,562	$25,496,940

Weighted-average assets under management	$29,420,746	$25,643,056	$28,668,682	$24,708,370

Our assets under management increased approximately $4.3 billion, or 17%, year-over-year as a result of positive investment performance of $2.7 billion generated by our funds from June 30, 2010 to June 30, 2011 and capital net inflows of $1.6 billion over the same time period.

In the first half of 2011, our funds experienced performance-related appreciation of $907.2 million and capital net inflows of $925.6 million, which were comprised of $2.7 billion of gross inflows and $1.8 billion of gross outflows. The inflows came from a diverse mix of investors globally. We believe that institutional investors are continuing to increase the proportion of investment strategies in their portfolios that are not correlated to the equity markets in order to enhance the yield and diversification of their investments. As a result, we believe that capital allocations to the hedge funds are increasing. Additionally, our real estate funds and various other assets that we manage with longer than one-year measurement periods comprised a meaningful portion of gross inflows in the first half of 2011 (see “—Understanding our Results—Revenues—Incentive Income”). The outflows were driven by a variety of factors influencing our fund investors.

In the first half of 2010, our funds experienced capital net inflows of $2.1 billion, which were comprised of $3.7 billion of gross inflows and $1.6 billion of gross outflows, and performance-related appreciation of $356.2 million. The inflows were driven by increased institutional investor confidence in placing capital with alternative asset managers and, in turn with us, in order to enhance the yield and diversification of their investments. The outflows were driven primarily by quarterly redemption requests, which had normalized to levels seen prior to 2008.

The following table sets forth assets under management of our most significant funds (by asset size):

	June 30,
	2011	2010
	(dollars in thousands)
OZ Master Fund	$20,716,749	$18,360,337
OZ Europe Master Fund	$2,675,954	$2,891,561
OZ Asia Master Fund	$1,658,295	$1,330,726
OZ Global Special Investments Master Fund	$1,088,882	$1,183,853

Assets under management presented in the table above do not include assets under management related to our real estate and other funds we manage, which totaled approximately $3.6 billion and $1.7 billion as of June 30, 2011 and 2010, respectively. The majority of the increase in these other assets under management was due to assets contributed to various new funds created in order to meet the needs of our fund investors.

OZ Master Fund

The $2.4 billion year-over-year increase in assets under management for the OZ Master Fund was driven by positive investment performance during the second half of 2010 and first quarter of 2011, as well as capital net inflows in the fourth quarter of 2010 and second quarter of 2011. These increases were partially offset by capital net outflows experienced in the third quarter of 2010 and first quarter of 2011.

OZ Europe Master Fund

The $215.6 million year-over-year decrease in assets under management for the OZ Europe Master Fund was a result of capital net outflows experienced in each quarter, and performance-related depreciation in the second quarter of 2011. These decreases were partially offset by positive investment performance in the second half of 2010 and first quarter of 2011.

OZ Asia Master Fund

The $327.6 million year-over-year increase in assets under management for the OZ Asia Master Fund was primarily a result of capital net inflows in each quarter and performance-related appreciation in the second half of 2010 and the first quarter of 2011.

OZ Global Special Investments Master Fund

The $95.0 million year-over-year decrease in the assets under management for the OZ Global Special Investments Master Fund was driven by capital net outflows in each quarter, partially offset by positive investment performance in each quarter.

FUND PERFORMANCE SUMMARY

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

	Net Return for the Three Months Ended June 30,		Net Return for the Six Months Ended June 30,
	2011	2010	2011	2010
OZ Master Fund	0.0%	-1.4%	3.3%	1.3%
OZ Europe Master Fund	-1.6%	-2.8%	1.9%	1.5%
OZ Asia Master Fund	-0.1%	-2.0%	1.3%	3.0%
OZ Global Special Investments Master Fund	1.8%	-0.2%	6.5%	3.6%

OZ Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Master Fund’s return before management fees and incentive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Convertible and Derivative Arbitrage	5%	21%	10%	6%
Credit	37%	27%	21%	24%
Long/Short Equity Special Situations	59%	70%	27%	-10%
Merger Arbitrage	-27%	13%	3%	5%
Private Investments	2%	21%	4%	5%
Structured Credit	41%	-55%	37%	71%
Other	-17%	3%	-2%	-1%

Total	100%	100%	100%	100%

OZ Europe Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Europe Master Fund’s return before management fees and incentive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Convertible and Derivative Arbitrage	3%	5%	15%	11%
Credit	-30%	15%	42%	43%
Long/Short Equity Special Situations	66%	49%	-5%	-5%
Merger Arbitrage	-10%	6%	12%	2%
Private Investments	37%	18%	20%	22%
Structured Credit	16%	2%	31%	31%
Other	18%	5%	-15%	-4%

Total	100%	100%	100%	100%

OZ Asia Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Asia Master Fund’s return before management fees and incentive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Convertible and Derivative Arbitrage	-24%	1%	13%	77%
Credit	30%	13%	30%	5%
Long/Short Equity Special Situations	-22%	38%	16%	-1%
Merger Arbitrage	51%	21%	5%	-2%
Private Investments	130%	-18%	58%	38%
Other	-65%	45%	-22%	-17%

Total	100%	100%	100%	100%

OZ Global Special Investments Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Global Special Investments Master Fund’s return before management fees and incentive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Credit	14%	100%	8%	8%
Long/Short Equity Special Situations	4%	-643%	9%	-8%
Merger Arbitrage	-3%	-79%	1%	3%
Private Investments	80%	0%	39%	23%
Structured Credit	12%	729%	48%	75%
Other	-7%	-7%	-5%	-1%

Total	100%	100%	100%	100%

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

Management Fees. Management fees typically range from 1.5% to 2.5% annually of assets under management and currently average approximately 1.7%. This average rate takes into account the effect of non-fee paying assets under management, the management fee charged on capital contributed and the management fee on capital redeemed. Management fees are generally calculated and paid to us on a quarterly basis at the beginning of the quarter, based on assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions.

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

The measurement period for most of our assets under management is on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31st. We may recognize incentive income during the first three quarters of the year related to assets subject to three-year measurement periods, as well as assets in our real estate funds and certain other funds we manage. Additionally, we may recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to us to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be realized until the end of the relevant measurement period (if at all). Finally, we may also recognize incentive income related to fund investor redemptions during the first three quarters of the year.

The measurement periods with respect to approximately 16.3% of our assets under management as of June 30, 2011 are based on measurement periods longer than one year and include assets subject to three-year measurement periods, as well as our real estate funds and certain other funds that we manage. Incentive income related to assets subject to three-year measurement periods is generally not earned until the end of the three-year period and is based on the cumulative performance over the three-year period. The three-year measurement period with respect to a portion of these assets will begin to expire in 2012. Incentive income related to our real estate funds and certain other funds we manage is generally not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these assets, as well as those with three-year measurement periods, is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark.

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

•

Interest Expense. Amounts included within interest expense relate primarily to interest expense on our term loan and our aircraft loan, both of which are LIBOR-based, variable-rate borrowings. The LIBOR interest rate on our term loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on our aircraft loan resets on a monthly basis, three business days prior to the start of each month.

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

Other Income

Our other income consists of:

•

Net Gains (Losses) on Investments in Och-Ziff Funds and Joint Ventures. Net gains (losses) on investments in Och-Ziff funds and joint ventures primarily consists of net gains (losses) on investments in our funds made by us and net gains (losses) on investments in joint ventures established to expand our private investment platforms.

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Management fees	$128,344	$110,214	$249,690	$211,956
Incentive income	6,867	5,536	13,833	5,722
Other revenues	678	720	1,036	1,111
Income of consolidated Och-Ziff funds	11,396	7,454	21,134	14,570

Total Revenues	$147,285	$123,924	$285,693	$233,359

Total revenues increased by $23.4 million and $52.3 million for the three and six months ended June 30, 2011, compared to the corresponding 2010 periods, primarily due to higher management fees resulting from the year-over-year increase in average assets under management. The increase in average assets under management was driven by a combination of capital net inflows and performance-related appreciation. Our management fees, before the impact of eliminations, were 1.7% (annualized) of our weighted-average assets under management for the three and six months ended June 30, 2011 and 2010. Also contributing to the increase in total revenues for the year-to-date period was higher incentive income, which was primarily due to amounts taken as tax distributions in the first quarter of 2011 related to assets under management subject to longer than one-year measurement periods.

Income of consolidated Och-Ziff funds increased by $3.9 million and $6.6 million for the three and six months ended June 30, 2011, compared to the prior-year periods due to the investment activities of the real estate and other funds that we consolidate.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Compensation and benefits	$61,243	$51,729	$120,448	$104,921
Reorganization expenses	399,312	411,789	805,167	836,595
Interest expense	1,843	1,936	3,891	3,893
General, administrative and other	27,319	23,538	52,424	46,130
Expenses of consolidated Och-Ziff funds	2,480	4,297	3,930	5,379

Total Expenses	$492,197	$493,289	$985,860	$996,918

Total expenses decreased by $1.1 million and $11.1 million for the three and six months ended June 30, 2011, compared to the corresponding 2010 periods, primarily due to lower Reorganization expenses partially offset by increased compensation and benefits.

The $12.5 million and $31.4 million decrease in Reorganization expenses for the three and six month periods, respectively, resulted primarily from lower amortization expense on certain units forfeited by former partners that were subsequently reallocated to the remaining partners. The grant-date fair value of the reallocated units was generally lower than the original grant-date fair value, and therefore the Reorganization expenses associated with the reallocated units decreased. Also contributing to the decrease was the reversal of $6.1 million of Reorganization expenses related to the forfeiture of Och-Ziff Operating Group A Units by a departing partner in the second quarter of 2011. Contributing to the decrease in the year-to-date period was the acceleration of $11.4 million of Reorganization expenses on certain Och-Ziff Operating Group A Units related to the departure of certain former partners in the first quarter of 2010. Assuming no material forfeitures or reallocations, the estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our partners are expected to be approximately $812.6 million for the remainder of 2011 and $1.4 billion in 2012.

The decrease in Reorganization expenses for both periods was partially offset by an increase of $9.5 million and $15.5 million in compensation and benefits for the three and six month periods, respectively. These increases were primarily due to an increase of $7.3 million and $9.9 million in equity-based compensation in the three and six month periods, and an increase of $3.1 million and $7.2 million in bonus expense. The increases in equity-based compensation expense were driven by a $4.2 million one-time charge taken in the second quarter of 2011 related to the conversion of Och-Ziff Operating Group D Units (profits interests) into Och-Ziff Operating Group A Units as discussed in Note 3 to our consolidated financial statements included in this quarterly report. The remaining increase was due primarily to compensation-related grants made in December 2010. The increases in bonus expense were primarily driven by higher guaranteed bonus accruals. These increases were partially offset by a decrease of $1.0 million and $2.3 million in salaries and benefits due to a $3.4 million and $6.5 million decline related to our Asia real estate business, partially offset by expenses related to the growth in our worldwide headcount from 384 at June 30, 2010 to 421 at June 30, 2011.

Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	$36	$(602)	$212	$(549)
Change in deferred income of consolidated Och-Ziff funds	(649)	(3,244)	(2,975)	(5,131)
Net gains of consolidated Och-Ziff funds	2,912	16,151	11,199	22,342

Total Other Income	$2,299	$12,305	$8,436	$16,662

Total other income decreased by $10.0 million and $8.2 million for the three and six months ended June 30, 2011, compared to the corresponding 2010 periods, primarily due to the decreases in net gains of consolidated Och-Ziff funds. These gains were driven by the investment activities of the real estate and other funds that we consolidate.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Income taxes	$9,413	$7,744	$18,039	$16,543

Income tax expense increased by $1.7 million and $1.5 million for the three and six months ended June 30, 2011, compared to the corresponding 2010 periods. The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, only a portion of the income we earn is subject to corporate level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of -2.7% and -2.6% for the three and six months ended June 30, 2011, respectively, compared to an effective tax rate of -2.2% for the three and six months ended June 30, 2010. The reconciling items between our statutory rate and our effective tax rate were due to the following: (i) a portion of the income we earn is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income we earn is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) Reorganization expenses are non-deductible for income tax purposes.

As of and for the three and six months ended June 30, 2011 and 2010, we were not required to establish a liability for uncertain tax positions.

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries

The following table presents the components of the net loss allocated to partners’ and others’ interests in consolidated subsidiaries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(269,653)	$(291,728)	$(546,640)	$(611,729)
Consolidated Och-Ziff funds	9,620	15,809	23,482	25,967
Other	1,369	536	2,214	382

Total	$(258,664)	$(275,383)	$(520,944)	$(585,380)

Net loss allocated to partners’ and others’ interests in consolidated subsidiaries decreased by $16.7 million and $64.4 million for the three and six months ended June 30, 2011, compared to the corresponding 2010 periods, primarily due to a decrease in the amount of loss of the Och-Ziff Operating Group allocated to the Och-Ziff Operating Group A Units. The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units declined from 77.6% as of June 30, 2010 to 75.6% as of June 30, 2011 as a result of the vesting of RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result of these issuances, a larger share of losses of the Och-Ziff Operating Group was allocated to us due to the decline in the partners’ and the Ziffs’ direct interests in the Och-Ziff Operating Group. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net loss in future periods as losses of the Och-Ziff Operating Group are allocated to these interests.

Net Loss Allocated to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders	$(93,362)	$(89,421)	$(188,826)	$(178,060)

Net loss allocated to Class A Shareholders increased by $3.9 million and $10.8 million for the three and six months ended June 30, 2011, compared to the corresponding 2010 periods. The increase in the net loss was primarily due to an increase in our ownership interest in the Och-Ziff Operating Group due to the vesting of RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result of these exchanges, a larger share of the losses of the Och-Ziff Operating Group was allocated to us. Offsetting the increase in the net loss was an improvement in the results of the Och-Ziff Operating Group driven primarily by increased revenues, as well as lower Reorganization expenses.

ECONOMIC INCOME ANALYSIS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$84,453	$74,576	$163,512	$136,723
Other Operations - Non-GAAP	1,944	(2,936)	3,375	(7,201)

Total Company - Non-GAAP	$86,397	$71,640	$166,887	$129,522

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

In addition to analyzing our results on a U.S. GAAP basis, management also reviews our results on an “Economic Income” basis. Economic Income for the Company, the Och-Ziff Funds segment and our Other Operations excludes the adjustments described below that are required for presentation of our results on a U.S. GAAP basis, but that management does not consider when evaluating operating performance in any given period. Management, therefore, uses Economic Income as the basis on which it evaluates our financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses.

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

•	Changes in the tax receivable agreement liability and net gains (losses) on investments in Och-Ziff funds, as management does not consider these to be reflective of operating performance; and

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

Och-Ziff Funds Segment—Economic Income Analysis

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Economic Income Revenues
Management fees	$120,539	$107,035	$234,226	$206,609
Incentive income	6,867	5,536	13,833	5,722
Other revenues	590	448	892	732

Total Economic Income Revenues	127,996	113,019	248,951	213,063

Economic Income Expenses
Compensation and benefits	22,245	16,739	44,672	34,770
Non-compensation expenses	21,333	21,704	40,971	41,335

Total Economic Income Expenses	43,578	38,443	85,643	76,105

Net gains (losses) on joint ventures	35	—	204	(235)

Economic Income	$84,453	$74,576	$163,512	$136,723

Economic Income Revenues

Economic Income revenues for the segment increased by $15.0 million and $35.9 million for the three and six months ended June 30, 2011, respectively, compared to the corresponding 2010 periods, primarily due to higher management fees resulting from the year-over-year increase in average assets under management. The increase in average assets under management was driven by a combination of capital net inflows and performance-related appreciation. Also contributing to the increase in total segment revenues for the year-to-date period was higher incentive income, primarily due to amounts taken as tax distributions in the first quarter of 2011 related to assets under management subject to longer than one-year measurement periods.

Economic Income Expenses

Economic Income expenses for the segment increased by $5.1 million and $9.5 million for the three and six months ended June 30, 2011, compared to the corresponding 2010 periods, primarily due to an increase in guaranteed bonus accruals and higher salaries and benefits due to the increase in our worldwide headcount. Non-compensation expenses remained essentially unchanged year-over-year.

Compensation and benefits is comprised of (i) salaries and benefits and (ii) bonus expense. Management reviews the ratio of salaries and benefits to management fees on a quarterly basis. Salaries and benefits for the three months ended June 30, 2011 and 2010 were approximately $17.6 million and $15.2 million, respectively, and $34.6 million and $30.4 million for the six months ended June 30, 2011 and 2010, respectively. The ratio of salaries and benefits to management fees for the current year and prior year periods was essentially unchanged at 14% to 15%.

Management also reviews the ratio of bonus expense to total Economic Income revenues on an annual basis. The amount of bonuses we pay is influenced by our total annual revenues, which is heavily influenced by the amount of incentive income we earn in the fourth quarter each year.

The ratio of non-compensation expenses to management fees, which management reviews on a quarterly basis, was 18% and 20% for the three months ended June 30, 2011 and 2010, respectively, and 17% and 20% for the six months ended June 30, 2011 and 2010, respectively. The year-over-year decline in the non-compensation ratio was due to the combination of higher management fees resulting from growth in our assets under management, while non-compensation expenses remained unchanged.

Other Operations – Economic Income Analysis (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Economic Income for Other Operations - Non-GAAP	$1,944	$(2,936)	$3,375	$(7,201)

Our Other Operations are comprised of our real estate business, which provides asset management services to our real estate funds, and investments in businesses established to expand certain of our private investment platforms. The businesses within our Other Operations are not included in the results of the Och-Ziff Funds segment.

The year-over-year improvement in Economic Income for our Other Operations was primarily due to increased management fees related to the launch of our second domestic real estate fund, as well as lower expenses associated with our Asia Real Estate business.

Economic Income for our Other Operations as discussed above is a non-GAAP measure. For reconciliations of Economic Income of our Other Operations to the respective U.S. GAAP net loss for the periods described above, see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

The Company – Economic Income Analysis (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Economic Income for the Company - Non-GAAP	$86,397	$71,640	$166,887	$129,522

Economic Income for the Company increased by $14.8 million and $37.4 million for the three and six months ended June 30, 2011, compared to the corresponding 2010 periods. The increases were primarily attributable to the Och-Ziff Funds segment due to increased revenues driven by the year-over-year growth in assets under management, partially offset by higher operating expenses.

Economic Income for the Company as discussed above is a non-GAAP measure. For reconciliations of Economic Income for the Company to the respective U.S. GAAP net loss for the periods described above, see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The working capital needs of our business have historically been met and continue to be met through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds. We currently do not incur any indebtedness to fund our ongoing operations, but have outstanding indebtedness that was incurred in connection with the Reorganization and our aircraft loan.

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

Historically, management fees have been more than sufficient to cover all of our “fixed” operating expenses, which we define as salaries and benefits and our non-compensation costs. As explained above under “—Understanding Our Results—Revenues—Incentive Income,” we generally do not recognize incentive income during the first three quarters of the year other than amounts earned as a result of fund investor redemptions during the period or, beginning in 2012, amounts earned from fund investors on assets subject to three-year measurement periods. Additionally, we may recognize a portion of incentive income prior to the end of the three-year period for these assets related to tax distributions as discussed in “—Understanding Our Results—Revenues—Incentive Income.”

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

Our term loan, discussed below under “—Debt Obligations—Term Loan,” matures in July 2012. To date, we have used cash on hand to repurchase and retire $105 million of the outstanding principal amount of our term loan. In addition, as of June 30, 2011, we had repaid an additional $20.6 million of the outstanding balance on our term loan from cash on hand, as we are required to make quarterly payments in an aggregate annual amount equal to 1% of the original loan balance. We may continue to use cash on hand to repay the term loan in part or in full prior to the maturity date, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of the maturity date of the term loan, we will be required to either refinance the obligations by entering into new credit facilities, which could result in higher borrowing costs, or raise cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new credit facilities that we may be able to enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted.

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

Debt Obligations

Term Loan. On July 2, 2007, OZ Management entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75%. The term loan will mature on July 2, 2012 and is secured by a first priority lien on substantially all assets of the Och-Ziff Operating Group. The term loan is payable in equal quarterly installments, which began on December 31, 2008, in an aggregate annual amount equal to 1% of the original principal amount borrowed under the term loan, and the balance is payable upon maturity. In June 2009, OZ Management repurchased and retired $5.0 million of the outstanding balance for $3.0 million, and in December 2009, it repurchased and retired an additional $100.0 million of the outstanding balance for $80.0 million. As of June 30, 2011, the total outstanding amount of the term loan was $624.4 million.

The term loan includes provisions that restrict the ability of the Och-Ziff Operating Group to further encumber their assets and make certain distributions. The Och-Ziff Operating Group generally is prohibited from:

•	incurring further secured indebtedness or issuing certain equity interests;

•	creating liens;

•	paying dividends or making certain other payments;

•	merging, consolidating, selling or otherwise disposing of all or part of their assets;

•	engaging in certain transactions with shareholders or affiliates;

•	engaging in a substantially different line of business; and

•	amending their organizational documents in a manner materially adverse to the lenders.

The term loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, they are in compliance with a leverage ratio (as defined in the credit agreement) of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of June 30, 2011, we have not incurred any unsecured indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A Shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan.

The term loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of June 30, 2011, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

Aircraft Loan. On May 25, 2011, we refinanced $10.7 million of the $11.3 million remaining principal balance on our aircraft loan and paid the remaining balance with cash on hand. The principal amount borrowed bears an annual interest rate of LIBOR plus 2.35%, is due in full at maturity on May 25, 2014 and is secured by a first priority lien on the aircraft.

The terms of the loan also require us to make one or more prepayments or post cash collateral with the lender in the event that the outstanding principal balance of the loan at any time exceeds an amount equal to 70% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender that may not be exercised more than once every 12 months.

The terms of the loan also require us to comply with the following financial maintenance covenants in order for us to avoid an event of default:

•	The minimum amount of assets under management is $17 billion, tested quarterly;

•	Annual management fees earned by the Och-Ziff Operating Group must not fall below $257.3 million, tested annually;

•

Economic Income must exceed three times the annual principal and interest payments due on all direct or indirect indebtedness of the Och-Ziff Operating Group (excluding principal and interest payments due on scheduled maturity date of any debt), tested quarterly; and

•

Average cash, unrestricted marketable securities and other liquid investments that may be converted to cash within 90 days must be equal to an amount greater than the outstanding principal balance of the note, tested quarterly.

Upon an event of default, subject to certain cure periods set forth in the loan, the lender may declare all amounts outstanding under the loan to be due and payable.

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

As of June 30, 2011, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our partners and the Ziffs approximately $789.9 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including those described below:

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

•	The tax rates in effect at the time any potential tax savings are realized, which would affect the amount of any future payments under the tax receivable agreement.

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

Distributions

The following table presents the cash dividends declared on our Class A Shares in 2011 and the related cash distributions to our partners and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to the Partners and the Ziffs (dollars in thousands)
August 22, 2011	August 15, 2011	$0.14	$54,802
May 19, 2011	May 12, 2011	$0.13	$48,713
February 25, 2011	February 18, 2011	$0.71	$264,876

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

Cash Flows Analysis

Operating Activities. Net cash provided by operating activities was $353.0 million and $464.1 million for the six months ended June 30, 2011 and 2010, respectively. For both periods, net cash flows from operating activities were primarily related to the collection of prior-year incentive income and current-year management fees, less interest expense and other operating expenses. Additionally, during the first six months of 2010, we collected $231.6 million of deferred balances, which we in turn distributed to our partners and the Ziffs, net of taxes. The deferred balances distributed to Mr. Och, net of taxes, in the amount of $129.5 million during the six months ended June 30, 2010 were recorded within cash flows from financing activities, as these were distributions on Mr. Och’s pre-IPO equity interest. Additionally, cash flows from operating activities also include the investment activities of our consolidated funds.

Investing Activities. There were no significant changes in the net cash used in investing activities for the six months ended June 30, 2011 and 2010, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated statements of cash flows.

Financing Activities. Net cash used in financing activities was $301.9 million and $416.1 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, net cash flows from financing activities were primarily related to the dividends paid of $81.2 million and $54.9 million, respectively, to our Class A Shareholders and distributions to our partners and the Ziffs of $308.2 million and $231.8 million, respectively, on their Och-Ziff Operating Group A Units. As discussed above, deferred balances distributed to Mr. Och, net of taxes, in the amount of $129.5 million during the six months ended June 30, 2010 were also recorded as financing-related cash outflows. Additionally, capital inflows and outflows of our consolidated funds are included within financing activities.

CONTRACTUAL OBLIGATIONS

There have been no significant changes to our contractual obligations reported in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, we did not have any off-balance sheet arrangements.

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

•

Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value for assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of such assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. Assets and liabilities that would generally be included in this category include equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swaps, certain bank debt securities and certain OTC derivatives. Additionally, investments in commercial and residential mortgage-backed securities, collateralized debt obligations and other asset-backed securities (collectively, “structured products”) are also generally included within Level III.

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

As of June 30, 2011, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 21% within Level II; and approximately 31% within Level III. As of December 31, 2010, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 45% within Level I; approximately 26% within Level II; and approximately 29% within Level III. The classification of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant.

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

As of June 30, 2011 and December 31 2010, our only assets and liabilities carried at fair value were the deferred balances and the investment holdings of the consolidated Och-Ziff funds. The deferred balances and the investments held by the consolidated Och-Ziff funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy.

The following table presents the fair values of assets and liabilities classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

	June 30, 2011	Valuation Technique
	(dollars in thousands)
Deferred balances, at fair value	$2,892	Deferred balances are valued based on net asset value information provided by the underlying funds. The underlying investments within these funds are carried at fair value and are comprised of Levels I, II, and III financial instruments.

Assets and liabilities (net) of consolidated Och-Ziff funds	570,166	Assets and liabilities (net) of the consolidated Och-Ziff funds are generally based upon discounted cash flows, a multiple of earnings, broker quotes or as determined in good faith with third-party input or other observable market inputs, where available. See Note 4 to the consolidated financial statements for additional information.

Total Level III assets and liabilities, at fair value	573,058

Level III assets and liabilities for which we do not bear economic exposure	(570,220)

Net Economic Exposure to Level III Assets and Liabilities	$2,838

Level III assets and liabilities for which we do not bear economic exposure include: (i) deferred balances, as changes in the fair value of such receivables are offset by changes in a corresponding liability to our partners and the Ziffs; and (ii) substantially all of the investments of consolidated Och-Ziff funds, as substantially all of the changes in the fair values of these investments are absorbed by fund investors in these consolidated funds (i.e. partners’ and others’ interests in consolidated subsidiaries in our consolidated balance sheets).

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

As management fees are charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of July 1, 2011 would impact management fees calculated on such date by approximately $12.3 million.

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

We generated taxable income in the amount of $38.9 million in the first six months of 2011 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 12-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported net losses on a U.S. GAAP basis, and expect to continue to report a U.S. GAAP net loss on an annual basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. As of June 30, 2011, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets. As of June 30, 2011, we had $109.9 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2031. Additionally, as of June 30, 2011, we had $127.4 million of net operating losses available to offset future taxable income for state and $116.6 million for local income tax purposes that will expire between 2028 and 2031.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $29.3 billion as of July 1, 2011, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

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

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward, as of June 30, 2011. We have, however, determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance in the amount of $5.0 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to U.S. GAAP that went into effect during the first half of 2011 are expected to have an impact on our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides clarifying guidance on how to measure fair value and requires additional disclosures regarding fair value measurements. The amendments, among other things, prohibit the use of blockage factors at all levels of the fair value hierarchy, provide guidance on measuring financial instruments that are managed on a net portfolio basis and clarify guidance on the application of premiums and discounts in measuring fair value. Additional disclosure requirements include the disclosure of transfers between Levels I and II, a description of the valuation processes for Level III fair value measurements, as well as additional information regarding unobservable inputs impacting Level III measurements. The amendments are effective for us beginning in the first quarter of 2012. We are currently evaluating the impact, if any, that these updates will have on our future trends.

ECONOMIC INCOME RECONCILIATIONS

The following tables present the reconciliations of Economic Income to our U.S. GAAP net loss for the periods previously discussed:

	Three Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Income (Loss) Allocated to Class A Shareholders - U.S. GAAP	$(93,579)	$217	$(93,362)
Reorganization expenses	399,312	—	399,312
Net loss allocated to the Och-Ziff Operating Group A Units	(269,263)	—	(269,263)
Equity-based compensation	34,217	1,588	35,805
Income taxes	9,413	—	9,413
Depreciation and amortization	2,203	186	2,389
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	1,535	—	1,535
Net gains on investments in Och-Ziff funds	(5)	(69)	(74)
Change in tax receivable agreement liability	43	—	43
Other	577	22	599

Economic Income - Non-GAAP	$84,453	$1,944	$86,397

	Three Months Ended June 30, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders - U.S. GAAP	$(81,468)	$(7,953)	$(89,421)
Reorganization expenses	411,789	—	411,789
Net loss allocated to the Och-Ziff Operating Group A Units	(291,728)	—	(291,728)
Equity-based compensation	24,710	3,828	28,538
Income taxes	6,574	1,170	7,744
Depreciation and amortization	2,095	186	2,281
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	1,462	—	1,462
Net losses (gains) on investments in Och-Ziff funds	611	(195)	416
Change in tax receivable agreement liability	124	—	124
Other	407	28	435

Economic Income - Non-GAAP	$74,576	$(2,936)	$71,640

	Six Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Income (Loss) Allocated to Class A Shareholders - U.S. GAAP	$(189,168)	$342	$(188,826)
Reorganization expenses	805,167	—	805,167
Net loss allocated to the Och-Ziff Operating Group A Units	(546,251)	—	(546,251)
Equity-based compensation	66,146	3,157	69,303
Income taxes	18,399	(360)	18,039
Depreciation and amortization	4,493	370	4,863
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	3,224	—	3,224
Net gains on investments in Och-Ziff funds	(66)	(181)	(247)
Change in tax receivable agreement liability	155	—	155
Other	1,413	47	1,460

Economic Income - Non-GAAP	$163,512	$3,375	$166,887

	Six Months Ended June 30, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders - U.S. GAAP	$(160,710)	$(17,350)	$(178,060)
Reorganization expenses	836,595	—	836,595
Net loss allocated to the Och-Ziff Operating Group A Units	(611,729)	—	(611,729)
Equity-based compensation	51,758	7,615	59,373
Income taxes	14,126	2,417	16,543
Depreciation and amortization	4,195	371	4,566
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	1,650	—	1,650
Change in tax receivable agreement liability	(140)	—	(140)
Net losses (gains) on investments in Och-Ziff funds	233	(315)	(82)
Other	745	61	806

Economic Income - Non-GAAP	$136,723	$(7,201)	$129,522

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our funds. A 10% change in the fair value of the investments held by our funds as of June 30, 2011 would result in a change of approximately $2.8 billion in our assets under management. A 10% change in the fair value of the investments held by our funds as of December 31, 2010 would have resulted in a change of approximately $2.4 billion in our assets under management.

A 10% change in the fair value of the investments held by our funds as of July 1, 2011 (date management fees are calculated for the following quarter), would impact management fees calculated on such date by approximately $12.3 million. A 10% change in the fair value of the investments held by our funds as of January 1, 2011, would have impacted management fees calculated on such date by approximately $11.3 million.

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

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of June 30, 2011 and December 31, 2010, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of June 30, 2011 and December 31, 2010, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on interest income and interest expense would not result in a material impact to our earnings. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of June 30, 2011, our annual interest expense will increase or decrease by approximately $211 thousand. For every increase or decrease of 10% in LIBOR as of December 31, 2010, our annual interest expense would have increased or decreased by approximately $269 thousand.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our results of operations or financial condition. We may from time to time be involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to scrutiny by the regulatory agencies that have or may in the future have regulatory authority over us and our business activities, which could result in regulatory agency investigations or litigation related to regulatory compliance matters. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business” in our Annual Report.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1*	Amended and Restated Credit and Guaranty Agreement, dated as of October 26, 2007, between OZ Management LP, the guarantors named therein and various lenders

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed solely to include certain schedules that were not included with the exhibit as initially filed as Exhibit 10.7 to Amendment No. 7 to the Company’s Registration Statement on Form S-1, filed October 29, 2007 (File No. 333-144256).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2011

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/S/ JOEL M. FRANK
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director