Form 10-Q
period 2011-09-30
Och-Ziff Capital Management Group LLC
filed 2011-11-02
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33805

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

As of October 24, 2011, there were 100,782,288 Class A Shares and 274,304,051 Class B Shares outstanding.

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

References to our “partners” refer to the current limited partners of the Och-Ziff Operating Group entities other than the Ziffs and our intermediate holding companies, and including our founder, Mr. Daniel S. Och, except where the context requires otherwise. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons.

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

Forward-Looking Statements

Some of the statements under “Part I–Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II–Item 1A. Risk Factors,” “Part I–Item 3. Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this quarterly report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” that reflect our current views with respect to, among other things, future events and financial performance. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” “opportunity,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve,” “see,” “think,” “position” or the negative version of those words or other comparable words.

Any forward-looking statements contained herein are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or other forward-looking information should not be regarded as representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to: global economic, business, market and geopolitical conditions, including Euro-zone sovereign debt issues; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight and taxation; the conditions impacting the hedge fund industry; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our partners, managing directors and investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; as well as assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.

If one or more of these or other risks or uncertainties materialize, or if our assumptions or estimates prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors are not and should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risks that are included in our filings with the SEC, including but not limited to our annual report on Form 10-K for the year ended December 31, 2010 filed on February 28, 2011, which we refer to as our “Annual Report.” The forward-looking statements contained in this quarterly report are made only as of the date of this quarterly report. We do not undertake to update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Assets
Cash and cash equivalents	$170,871	$117,577
Income and fees receivable	33,215	462,820
Due from related parties	1,763	1,602
Deferred income tax assets	977,020	985,690
Other assets, net	71,278	85,212
Assets of consolidated Och-Ziff funds:
Investments, at fair value	664,913	419,366
Other assets of Och-Ziff funds	32,317	21,657

Total Assets	$1,951,377	$2,093,924

Liabilities and Shareholders’ Equity
Liabilities
Due to related parties	$773,401	$788,779
Debt obligations	633,206	639,487
Compensation payable	12,130	148,673
Other liabilities	58,005	61,761
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	87,872	23,480
Other liabilities of Och-Ziff funds	2,584	4,107

Total Liabilities	1,567,198	1,666,287

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 100,629,096 and 94,742,187 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 274,304,051 and 274,666,921 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	—	—
Paid-in capital	2,224,253	1,899,025
Accumulated deficit	(2,629,889)	(2,250,530)
Accumulated other comprehensive loss	(48)	(50)

Shareholders’ deficit attributable to Class A Shareholders	(405,684)	(351,555)
Partners’ and others’ interests in consolidated subsidiaries	789,863	779,192

Total Shareholders’ Equity	384,179	427,637

Total Liabilities and Shareholders’ Equity	$1,951,377	$2,093,924

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)
Revenues
Management fees	$128,516	$110,035	$378,206	$321,991
Incentive income	8,058	5,561	21,891	11,283
Other revenues	603	401	1,639	1,512
Income of consolidated Och-Ziff funds	12,228	6,473	33,362	21,043

Total Revenues	149,405	122,470	435,098	355,829

Expenses
Compensation and benefits	53,374	59,186	173,822	164,107
Reorganization expenses	408,594	411,828	1,213,761	1,248,423
Interest expense	1,714	1,916	5,605	5,809
General, administrative and other	11,105	23,994	63,529	70,124
Expenses of consolidated Och-Ziff funds	2,379	1,540	6,309	6,919

Total Expenses	477,166	498,464	1,463,026	1,495,382

Other Income (Loss)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	201	453	413	(96)
Change in deferred income of consolidated Och-Ziff funds	(262)	(744)	(3,237)	(5,875)
Net gains (losses) of consolidated Och-Ziff funds	(14,158)	4,767	(2,959)	27,109

Total Other Income (Loss)	(14,219)	4,476	(5,783)	21,138

Loss Before Income Taxes	(341,980)	(371,518)	(1,033,711)	(1,118,415)
Income taxes	24,317	7,054	42,356	23,597

Consolidated Net Loss	$(366,297)	$(378,572)	$(1,076,067)	$(1,142,012)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(273,173)	$(285,042)	$(794,117)	$(870,422)

Net Loss Allocated to Class A Shareholders	$(93,124)	$(93,530)	$(281,950)	$(271,590)

Net Loss Per Class A Share
Basic	$(0.93)	$(1.04)	$(2.87)	$(3.16)

Diluted	$(0.96)	$(1.05)	$(2.87)	$(3.16)

Weighted-Average Class A Shares Outstanding
Basic	99,673,186	89,862,493	98,074,223	86,027,375

Diluted	399,566,891	392,799,640	98,074,223	86,027,375

Dividends Paid per Class A Share	$0.14	$0.11	$0.98	$0.78

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Loss
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
	(dollars in thousands)
As of December 31, 2010	94,742,187	274,666,921	$1,899,025	$(2,250,530)	$(50)	$779,192	$427,637
Capital contributions	—	—	—	—	—	236,279	236,279
Capital distributions	—	—	—	—	—	(424,785)	(424,785)
Cash dividends declared on Class A Shares	—	—	—	(94,887)	—	—	(94,887)
Dividend equivalents on Class A restricted share units	—	—	2,522	(2,522)	—	(a)	—
Equity-based compensation	2,330,529	1,650,000	19,702	—	—	66,026	85,728
Och-Ziff Operating Group A Unit transactions (See Note 3)	3,556,380	(2,012,870)	2,824	—	—	9,479	12,303
Contribution of right to future payments under tax receivable agreement (See Note 12)	—	—	723	—	—	3,480	4,203
Impact of amortization of Reorganization charges on capital	—	—	299,457	—	—	914,304	1,213,761
Comprehensive loss:
Consolidated net loss	—	—	—	(281,950)	—	(794,117)	(1,076,067)
Foreign currency translation adjustment	—	—	—	—	2	5	7

Total comprehensive loss							(1,076,060)

As of September 30, 2011	100,629,096	274,304,051	$2,224,253	$(2,629,889)	$(48)	$789,863	$384,179

(a)	The dividend equivalents on Class A restricted share units impacted partners’ and others’ interests in consolidated subsidiaries by increasing the paid-in capital component and increasing the accumulated deficit component of partners’ and others’ interests in consolidated subsidiaries each by $7.8 million.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(1,076,067)	$(1,142,012)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reorganization expenses	1,213,761	1,248,423
Amortization of equity-based compensation	98,936	92,028
Depreciation and amortization	7,253	6,893
Deferred income taxes	29,270	9,601
Operating cash flows due to changes in:
Income and fees receivable	429,605	343,254
Due from related parties	(161)	(901)
Other assets, net	6,204	239,351
Assets of consolidated Och-Ziff funds	(256,207)	(77,238)
Due to related parties	(17,450)	(87,206)
Compensation payable	(136,543)	(131,732)
Other liabilities	(3,408)	9,240
Liabilities of consolidated Och-Ziff funds	66,579	15

Net Cash Provided by Operating Activities	361,772	509,716

Cash Flows from Investing Activities
Investments in joint ventures	(2,315)	(3,768)
Return of investments in joint ventures	582	2,043
Repayment of loan to joint ventures partners	1,750	250
Purchases of fixed assets	(1,782)	(285)
Proceeds from sales of fixed assets	—	14

Net Cash Used in Investing Activities	(1,765)	(1,746)

Cash Flows from Financing Activities
Partners’ and others’ interests in consolidated subsidiaries contributions	232,568	124,772
Partners’ and others’ interests in consolidated subsidiaries distributions	(424,394)	(365,913)
Distribution of deferred balances and related taxes to Mr. Och	(1,583)	(129,470)
Dividends on Class A Shares	(94,887)	(64,810)
Withholding taxes paid on vested Class A restricted share units	(11,512)	(9,753)
Repayments of debt obligations	(6,281)	(9,026)
Principal payments under capital lease obligations	(624)	—

Net Cash Used in Financing Activities	(306,713)	(454,200)

Net Increase in Cash and Cash Equivalents	53,294	53,770
Cash and Cash Equivalents, Beginning of Period	117,577	73,732

Cash and Cash Equivalents, End of Period	$170,871	$127,502

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,124	$5,347
Income taxes paid	$17,827	$21,081
Non-cash transactions:
In-kind distribution of deferred balances	$2,892	$169,652
Capital lease additions	$2,471	$—
Collateral deposit on aircraft loan applied against principal	$—	$2,026

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

1.	BUSINESS

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai and Beijing. The Company provides asset management services through its investment funds (the “Och-Ziff funds” or the “funds”), which pursue diverse investment opportunities globally. The Och-Ziff funds seek to generate consistent, positive, risk-adjusted returns across market cycles with low volatility compared to the equity markets. The Company has always limited the use of leverage to generate investment performance in its funds and emphasizes preservation of fund investor capital.

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

The Company’s Other Operations are currently comprised of its real estate business, which provides asset management services to its real estate funds, and investments in businesses established to expand the Company’s private investment platforms. The businesses and investments included in the Company’s Other Operations do not meet the thresholds of reportable business segments under U.S. generally accepted accounting principles (“GAAP”).

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

Basis of Presentation

These unaudited, interim, consolidated financial statements are prepared in accordance with GAAP and should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, primarily as a result of the majority of incentive income and discretionary cash bonuses being recorded in the fourth quarter each year. All significant intercompany transactions and balances have been eliminated in consolidation.

Starting in the third quarter of 2011, the Company no longer presents deferred balances, at fair value, separately in the consolidated balance sheet. These amounts are now included within other assets in the consolidated balance sheet. Amounts in the prior period have been reclassified to conform to the current-period presentation.

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

SEPTEMBER 30, 2011

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

Future Adoption of Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides clarifying guidance on how to measure fair value and requires additional disclosures regarding fair value measurements. The amendments, among other things, prohibit the use of blockage factors at all levels of the fair value hierarchy, provide guidance on measuring financial instruments that are managed on a net portfolio basis and clarify guidance on the application of premiums and discounts in measuring fair value. Additional disclosure requirements include the disclosure of transfers between Level I and Level II, a description of the valuation processes for Level III fair value measurements, as well as additional information regarding unobservable inputs impacting Level III measurements. The amendments are effective for the Company beginning in the first quarter of 2012. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present the components of net income, the components of other comprehensive income and the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, the entity is required to present items that are reclassified between net income and other comprehensive income on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment eliminates the option to present the components of other comprehensive income solely within the statement of changes in stockholders’ equity. The requirements of ASU 2011-05 are effective for the Company beginning in the first quarter of 2012. The adoption of ASU 2011-05 will not have any impact on the Company’s financial position or results of operations, as ASU 2011-05 only changes the presentation of other comprehensive income and total comprehensive income. No changes were made to the existing guidance regarding which items are reported in other comprehensive income.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 simplifies how entities test goodwill for impairment by permitting an entity to assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under GAAP. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for years beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-08 will not have a material impact on the Company’s financial position or results of operations.

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

SEPTEMBER 30, 2011

Offerings is being amortized on a straight-line basis over the requisite five-year service period following the Offerings. Once vested, these units may be exchanged for Class A Shares of the Registrant on a one-for-one basis, subject to certain transfer restrictions for the five years following the Offerings.

As of September 30, 2011, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 25.2%. Increases in the Company’s interest in the Och-Ziff Operating Group are driven by the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares (“Och-Ziff Operating Group A Unit Transactions”). Additionally, the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”) also increases the Company’s interest in the Och-Ziff Operating Group. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the vesting of RSUs or exchanges of Och-Ziff Operating Group A Units.

Och-Ziff Operating Group A Unit Transactions

In connection with the exchange of Och-Ziff Operating Group A Units for Class A Shares and the reallocation of certain Och-Ziff Operating Group A Units forfeited by a former partner that were subsequently reallocated as non-equity profits interests (“Och-Ziff Operating Group D Units”), the Company recorded the following changes to shareholders’ equity in the nine months ended September 30, 2011:

	Paid-in Capital	Partners’ and Others’ Interests in Consolidated Subsidiaries
	(dollars in thousands)
Deferred income tax assets resulting from the exchange, net of increase in tax receivable agreement liability	$5,095	$7,208
Deficit capital reallocated from partners’ and others’ interests in consolidated subsidiaries to the Company	(2,271)	2,271

	$2,824	$9,479

Vesting of Class A Restricted Share Units

In connection with the issuance of Class A Shares related to the vesting of RSUs, the Company reallocated $1.7 million of deficit capital from partners’ and others’ interests in consolidated subsidiaries to the Company’s paid-in capital in the nine months ended September 30, 2011.

Conversion of Och-Ziff Operating Group D Units to Och-Ziff Operating Group A Units

During the second quarter of 2011, 1,650,000 Och-Ziff Operating Group D Units previously granted to certain partners admitted subsequent to the Offerings were converted to an equal number of Och-Ziff Operating Group A Units. An equal number of Class B Shares were also issued to those partners. Of the 1,650,000 Och-Ziff Operating Group A Units issued, 330,000 were immediately vested, and therefore a one-time charge was recorded within compensation and benefits in the amount of $4.2 million. The grant-date fair value of the remaining Och-Ziff Operating Group A Units is being amortized on a straight-line basis over the requisite 3.3 year service period following the conversion.

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

SEPTEMBER 30, 2011

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I — Fair value is determined using quoted prices that are available in active markets for identical assets or liabilities as of the measurement date. Assets and liabilities that would generally be included in this category include certain listed equities and listed derivatives.

•

Level II — Fair value is determined using quotations received from dealers making a market for these assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing vendors (“independent pricing services”), the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. Consideration is given to the nature of the broker quotes (e.g., indicative or executable). Assets and liabilities for which executable broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level II. Assets and liabilities that would generally be included in this category include certain corporate bonds, certain credit default swap contracts, certain bank debt securities, less liquid and restricted equity securities, forward contracts and certain over-the-counter (“OTC”) derivatives.

•

Level III — Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of such assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable as of the measurement date. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. Assets and liabilities that would generally be included in this category include equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swaps, certain bank debt securities, certain OTC derivatives, commercial and residential mortgage-backed securities, collateralized debt obligations and other asset-backed securities.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy:

	As of September 30, 2011
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$337,297	$—	$337,297
Energy and natural resources limited partnerships	—	—	92,400	—	92,400
Residential mortgage backed securities	—	—	132,444	—	132,444
Commercial mortgage backed securities	—	—	18,828	—	18,828
Collateralized debt obligations	—	—	41,102	—	41,102
Bank debt securities	—	—	23,373	—	23,373
Other investments	15,412	346	4,264	(553)	19,469

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$15,412	$346	$649,708	$(553)	$664,913

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Consolidated Och-Ziff Funds	$851	$—	$1,550	$(553)	$1,848

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

	As of December 31, 2010
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$288,444	$—	$288,444
Energy and natural resources limited partnerships	—	—	49,870	—	49,870
Residential mortgage backed securities	5	—	40,707	—	40,712
Commercial mortgage backed securities	—	—	15,604	—	15,604
Collateralized debt obligations	—	—	10,405	—	10,405
Bank debt securities	—	—	13,516	—	13,516
Other investments	337	—	478	—	815

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$342	$—	$419,024	—	$419,366

Deferred Balances, at Fair Value, Included Within Other Assets	$—	$—	$2,913	$—	$2,913

As of December 31, 2010, the Company did not have any liabilities carried at fair value.

The Company assumes that any transfers between Level I, Level II or Level III during the period occur at the beginning of the period. For the nine months ended September 30, 2011 and 2010, there were no significant transfers between Level I, Level II or Level III assets or liabilities.

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

The fair value of investments in commercial and residential mortgage-backed securities, collateralized debt obligations and other asset-backed securities is generally determined using broker quotes. Generally, these quotations are indicative in nature. If broker quotes are not available or deemed unreliable, fair value may be determined using independent pricing services or cash flow models. The inputs used in these models include the performance of underlying collateral, prepayment and liquidation rates, credit spreads and discount rates. Market data is used to the extent that it is observable and considered reliable.

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

Deferred balances, which are included within other assets in the Company’s consolidated balance sheets, are made up of deferred incentive income receivable from the Company’s offshore funds. Deferred balances are valued based on net asset

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

value information provided by the Och-Ziff funds. The investments within these funds are carried at fair value and are categorized as Level I, II, and III financial instruments, as appropriate.

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended September 30, 2011:

	Balance as of June 30, 2011	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of September 30, 2011
	(dollars in thousands)
Real estate investments	$302,885	$37,722	$(3,506)	$—	$196	$337,297
Energy and natural resources limited partnerships	90,268	8,038	—	—	(5,906)	92,400
Residential mortgage backed securities	86,475	73,094	(23,761)	—	(3,364)	132,444
Commercial mortgage backed securities	19,799	1,164	(2,967)	—	832	18,828
Collateralized debt obligations	38,326	12,431	(4,923)	—	(4,732)	41,102
Bank debt securities	28,622	3,482	(8,307)	—	(424)	23,373
Other investments (including derivatives, net)	3,791	—	—	(825)	(252)	2,714

Total, at Fair Value	$570,166	$135,931	$(43,464)	$(825)	$(13,650)	$648,158

Deferred Balances, at Fair Value	$2,892	$—	$(2,892)	$—	$—	$—

The following table summarizes the changes in the Company’s Level III assets for the three months ended September 30, 2010:

	Balance as of June 30, 2010	Investment Purchases	Investment Sales and Collection of Deferred Balances	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of September 30, 2010
	(dollars in thousands)
Real estate investments	$317,898	$42,700	$(29,992)	$—	$4,870	$335,476
Energy and natural resources limited partnerships	28,505	3,358	—	—	(103)	31,760
Residential mortgage backed securities	—	2,376	—	—	—	2,376
Collateralized debt obligations	—	947	—	—	—	947

Total, at Fair Value	$346,403	$49,381	$(29,992)	$—	$4,767	$370,559

Deferred Balances, at Fair Value	$3,461	$—	$(544)	$—	$—	$2,917

The following table summarizes the changes in the Company’s Level III assets and liabilities for the nine months ended September 30, 2011:

	Balance as of December 31, 2010	Investment Purchases	Investment Sales and Collection of Deferred Balances	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of September 30, 2011
	(dollars in thousands)
Real estate investments	$288,444	$69,083	$(21,406)	$—	$1,176	$337,297
Energy and natural resources limited partnerships	49,870	50,767	—	—	(8,237)	92,400
Residential mortgage backed securities	40,707	173,008	(77,662)	—	(3,609)	132,444
Commercial mortgage backed securities	15,604	15,288	(14,722)	—	2,658	18,828
Collateralized debt obligations	10,405	51,981	(18,190)	—	(3,094)	41,102
Bank debt securities	13,516	18,457	(18,381)	—	9,781	23,373
Other investments (including derivatives, net)	478	2,589	—	(375)	22	2,714

Total, at Fair Value	$419,024	$381,173	$(150,361)	$(375)	$(1,303)	$648,158

Deferred Balances, at Fair Value	$2,913	$—	$(2,913)	$—	$—	$—

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

The following table summarizes the changes in the Company’s Level III assets for the nine months ended September 30, 2010:

	Balance as of December 31, 2009	Investment Purchases	Investment Sales and Collection of Deferred Balances	Derivative Settlements	Net Gains of Consolidated Och-Ziff Funds	Balance as of September 30, 2010
	(dollars in thousands)
Real estate investments	$295,626	$84,625	$(71,404)	$—	$26,629	$335,476
Energy and natural resources limited partnerships	4,605	26,675	—	—	480	31,760
Residential mortgage backed securities	—	2,376	—	—	—	2,376
Collateralized debt obligations	—	947	—	—	—	947

Total, at Fair Value	$300,231	$114,623	$(71,404)	$—	$27,109	$370,559

Deferred Balances, at Fair Value	$404,666	$—	$(401,749)	$—	$—	$2,917

The table below summarizes the net unrealized gains (losses) on the Company’s Level III investments held as of the reporting date. These gains and losses are included within net gains (losses) of consolidated Och-Ziff funds in the Company’s consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Real estate investments	$1,470	$4,642	$5,771	$23,435
Energy and natural resources limited partnerships	(5,906)	(103)	(8,237)	480
Residential mortgage backed securities	(4,865)	—	(9,071)	—
Commercial mortgage backed securities	(362)	—	987	—
Collateralized debt obligations	(5,309)	—	(5,125)	—
Bank debt securities	(4,132)	—	1,700	—
Other investments (including derivatives, net)	(899)	—	(856)	—

Total, at Fair Value	$(20,003)	$4,539	$(14,831)	$23,915

Fair Value of Other Financial Instruments

Management estimates that the fair value of its term loan is approximately 95% of its carrying value as of September 30, 2011 based on an analysis of market data. Management believes that the carrying values of all other financial instruments presented on the consolidated balance sheets approximate their fair values.

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

The Company’s involvement with funds that are VIEs that are not consolidated is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $25.8 billion and $26.6 billion as of September 30, 2011 and December 31, 2010, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from the VIEs. As of September 30, 2011 and December 31, 2010, the only assets related to these variable interests related to income and fees receivable of $21.7 million and $313.9 million, respectively.

In addition, the Company holds variable interests in certain joint ventures determined to be VIEs. The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $3.9 million and $1.7 million as of September 30, 2011 and December 31, 2010, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

As substantially all of the funds managed by the Company qualify for the deferral under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds, the Company’s determination of whether it is the primary beneficiary of a VIE is generally based on an analysis of which variable interest holder of a VIE is exposed to the majority of the expected losses or receives a majority of the expected residual returns. Fund investors are entitled to substantially all of the economics of these VIEs with the exception of the management fee (generally 1.5% to 2.5% annually of assets under management) and incentive income (generally 20% of net appreciation over a performance measurement period), if any, earned by the Company. Accordingly, the Company’s determination of the primary beneficiary is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

The following table presents the assets and liabilities of funds determined to be VIEs and consolidated by the Company as primary beneficiary:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$311,593	$165,551
Other assets of consolidated Och-Ziff funds	8,248	21,253

Total Assets	$319,841	$186,804

Liabilities
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	$65,455	$23,480
Other liabilities of consolidated Och-Ziff funds	1,593	4,107

Total Liabilities	$67,048	$27,587

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

6.	OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,325	20,283
Computer hardware and software	21,154	17,061
Furniture, fixtures and equipment	2,817	2,784
Accumulated depreciation and amortization	(38,651)	(32,043)

Fixed assets, net	28,245	30,685
Goodwill	22,691	22,691
Prepaid expenses	4,325	8,931
Refundable security deposits	4,162	3,669
Investments in joint ventures	3,853	1,733
Intangible assets, net	3,798	4,358
Other	4,204	13,145

Total Other Assets, Net	$71,278	$85,212

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Deferred income of consolidated Och-Ziff funds	$22,855	$19,618
Deferred rent credit	15,534	13,436
Accrued expenses	10,935	13,944
Current income taxes payable	4,965	11,331
Other	3,716	3,432

Total Other Liabilities	$58,005	$61,761

7.	DEBT OBLIGATIONS

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

Och-Ziff Real Estate Funds Credit Facility

On April 1, 2011, certain Och-Ziff real estate funds consolidated by the Company amended the original syndicated credit facility thereby increasing the total facility to $150.0 million. The amended facility will mature on the earlier of (i) April 1, 2014 and (ii) the date that is ninety days prior to the end of the investment period of the certain real estate funds party to the agreement. The outstanding loans under the credit facility are secured by the unfunded capital commitments of one of the Company’s consolidated subsidiaries (as general partner) and the investors in certain of the Och-Ziff real estate funds. The funds are jointly and severally liable for the indebtedness. For each borrowing under the amended credit facility, the funds have the option of borrowing at an interest rate equal to LIBOR plus 2.25%, or 1.25% plus the greater of (i) the prime rate and (ii) the federal funds rate plus 0.50%. For each letter of credit drawn under the new credit facility, the funds pay interest at

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

a rate equal to 2.38%. In addition, the funds pay a minimum usage fee of 0.35% on the average daily amount of the unused portion of the credit facility.

Borrowings under the credit facility are recorded as liabilities by the investment subsidiaries of the funds using the facility. In accordance with GAAP, investment subsidiaries of the Company’s consolidated funds are generally not consolidated, but are carried at fair value within investments, at fair value in the Company’s consolidated balance sheets. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated balance sheets. As of September 30, 2011, there were $35.4 million in outstanding borrowings under the facility with an average interest rate of 2.48%, and $4.3 million in letters of credit drawn under the facility with an average interest rate of 2.38%. As of December 31, 2010, there were $250 thousand in outstanding borrowings under the facility with an average interest rate of 3.02%, and $4.3 million in letters of credit drawn under the facility with an average interest rate of 2.88%

8.	GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Occupancy and equipment	$6,731	$7,117	$20,833	$21,674
Professional services	4,854	5,418	15,660	15,533
Information processing and communications	4,044	3,532	12,229	10,222
Business development	1,856	1,429	5,957	5,579
Insurance	1,800	1,958	5,312	5,861
Other expenses	8,332	4,565	19,895	11,420

	27,617	24,019	79,886	70,289
Changes in tax receivable agreement liability	(16,512)	(25)	(16,357)	(165)

Total General, Administrative and Other	$11,105	$23,994	$63,529	$70,124

9.	INCOME TAXES

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

The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the United States and in foreign jurisdictions. The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of -7.1% and -1.9% for the three months ended September 30, 2011 and 2010, respectively, and -4.1% and -2.1% for the nine months ended September 30, 2011 and 2010, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the partners’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

As of September 30, 2011 and December 31, 2010, the Company was not required to establish a liability for uncertain tax positions.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

10.	NET LOSS PER CLASS A SHARE

Basic net loss per Class A Share is computed by dividing the net loss allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. In addition, for the three months ended September 30, 2011 and 2010, 660,500 and 526,458 RSUs that have vested but have not been settled in Class A Shares as of September 30, 2011 and 2010, respectively, are included in the weighted-average of Class A Shares outstanding in the calculation of basic and diluted net loss per Class A Share. For the nine months ended September 30, 2011 and 2010, 831,135 and 476,130 RSUs that have vested but have not been settled in Class A Shares as of September 30, 2011 and 2010, respectively, are included in the weighted-average of Class A Shares outstanding in the calculation of basic and diluted net loss per Class A Share.

The following tables present the computation of basic and diluted net loss per Class A Share:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended September 30, 2011
Basic	$(93,124)	99,673,186	$(0.93)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	(291,742)	299,893,705		—
Class A Restricted Share Units	—	—		11,612,784

Diluted	$(384,866)	399,566,891	$(0.96)

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended September 30, 2010
Basic	$(93,530)	89,862,493	$(1.04)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	(318,809)	302,937,147		—
Class A Restricted Share Units	—	—		13,698,490

Diluted	$(412,339)	392,799,640	$(1.05)

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Nine Months Ended September 30, 2011
Basic	$(281,950)	98,074,223	$(2.87)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		298,871,515
Class A Restricted Share Units	—	—		11,612,784

Diluted	$(281,950)	98,074,223	$(2.87)

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Nine Months Ended September 30, 2010
Basic	$(271,590)	86,027,375	$(3.16)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		302,345,381
Class A Restricted Share Units	—	—		13,698,490

Diluted	$(271,590)	86,027,375	$(3.16)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

11.	RELATED PARTY TRANSACTIONS

Due to Related Parties

The following table presents the amounts included within due to related parties:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Amounts payable under tax receivable agreement	$773,401	$783,601
Deferred balances and related taxes payable	—	5,178

Total Due To Related Parties	$773,401	$788,779

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

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$5,947	$4,966	$18,700	$15,674
Incentive income	$472	$220	$1,815	$831
Fees waived on investments held by related parties:
Management fees	$3,456	$3,146	$10,274	$9,562
Incentive income	$—	$—	$—	$—

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $137 thousand and $101 thousand for Mr. Och’s personal use of the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

corporate aircraft based on market rates for the three months ended September 30, 2011 and 2010, respectively, and $700 thousand and $407 thousand for the nine months ended September 30, 2011 and 2010, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Tax Receivable Agreement

The purchase of Och-Ziff Operating Group A Units from the partners and the Ziffs with the proceeds from the Offerings, as well as subsequent taxable exchanges by the partners and the Ziffs of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the tangible and intangible assets of the Och-Ziff Operating Group that would not otherwise have been available. As a result, the Company expects that its future tax liability will be reduced. Pursuant to the tax receivable agreement entered into among the Company, the partners and the Ziffs, the Company has agreed to pay to the partners and the Ziffs 85% of the amount of tax savings, if any, actually realized by the Company. In connection with the departure of certain former partners, the right to receive payments under the tax receivable agreement by such former partners was contributed to the Och-Ziff Operating Group. As a result, the Company now expects to pay to the remaining partners and the Ziffs approximately 77% (from 85% at the time of the Offerings) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that the Company actually realizes as a result of the increases in tax basis discussed above.

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

SEPTEMBER 30, 2011

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

The Company has committed to fund a portion of the annual operating budget for a joint venture, and this portion currently totals approximately $4.7 million annually, of which $2.2 million has been funded through September 30, 2011. The joint venture periodically returns substantially all of the cash that is contributed by the Company, as expenses incurred by the joint venture are generally reimbursed by the projects it manages.

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

The Company’s Other Operations are currently comprised of its real estate business, which provides asset management services to the Company’s real estate funds, and investments in businesses established to expand certain of the Company’s private investment platforms. The businesses and investments included in the Company’s Other Operations do not meet the thresholds of reportable business segments under GAAP.

Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment.

Och-Ziff Funds Segment

Management uses Economic Income to evaluate the financial performance of and make resource allocation and other operating decisions for the Och-Ziff Funds segment. Economic Income is a pre-tax measure of performance that excludes certain adjustments required under GAAP. See the footnotes that follow the reconciliation tables below for additional information regarding the adjustments made to arrive at Economic Income of the Och-Ziff Funds segment.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

The following table presents Economic Income of the Och-Ziff Funds segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Economic Income Revenues
Management fees	$121,107	$105,538	$355,333	$312,147
Incentive income	8,058	5,561	21,891	11,283
Other revenues	562	298	1,454	1,030

Total Economic Income Revenues	129,727	111,397	378,678	324,460

Economic Income Expenses
Compensation and benefits	23,270	18,634	67,942	53,404
Non-compensation expenses	20,902	20,317	61,873	61,652

Total Economic Income Expenses	44,172	38,951	129,815	115,056

Net gains (losses) on joint ventures	81	(68)	285	(303)

Economic Income	$85,636	$72,378	$249,148	$209,101

The tables below present Economic Income of the Och-Ziff Funds segment, the GAAP results of the Company’s Other Operations and the related adjustments necessary to reconcile the Economic Income of the Och-Ziff Funds segment to the Company’s consolidated GAAP net loss. For a description of these adjustments, see the notes following the tables.

Three Months Ended September 30, 2011	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Reconciling Adjustments			Total Company U.S. GAAP Basis
			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$121,107	$3,170	$(924)	$5,163	(1)	$128,516
Incentive income	8,058	—	—	—		8,058
Other revenues	562	41	—	—		603
Income of consolidated Och-Ziff funds	—	8,676	3,552	—		12,228

Total Revenues	129,727	11,887	2,628	5,163		149,405

Expenses
Compensation and benefits	23,270	(2,269)	—	32,373	(2)(3)(4)	53,374
Reorganization expenses	—	—	—	408,594	(5)	408,594
Interest expense	1,714	—	—	—		1,714
General, administrative and other	19,188	1,067	—	(9,150	)(1)(6)	11,105
Expenses of consolidated Och-Ziff funds	—	1,417	962	—		2,379

Total Expenses	44,172	215	962	431,817		477,166

Other Income (Loss)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	81	152	—	(32	)(6)	201
Change in deferred income of consolidated Och-Ziff funds	—	(1,877)	1,615	—		(262)
Net losses of consolidated Och-Ziff funds	—	(2,838)	(11,320)	—		(14,158)

Total Other Income (Loss)	81	(4,563)	(9,705)	(32)		(14,219)

Income (Loss) Before Income Taxes	85,636	7,109	(8,039)	(426,686)		(341,980)
Income taxes	—	142	—	24,175	(6)	24,317

Consolidated Net Income (Loss)	$85,636	$6,967	$(8,039)	$(450,861)		$(366,297)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$3,021	$(8,039)	$(268,155	)(4)	$(273,173)

Net Income (Loss) Allocated to Class A Shareholders	$85,636	$3,946	$—	$(182,706)		$(93,124)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

Three Months Ended September 30, 2010	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Reconciling Adjustments			Total Company U.S. GAAP Basis
			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$105,538	$1,898	$(60)	$2,659	(1)	$110,035
Incentive income	5,561	—	—	—		5,561
Other revenues	298	103	—	—		401
Income of consolidated Och-Ziff funds	—	6,473	—	—		6,473

Total Revenues	111,397	8,474	(60)	2,659		122,470

Expenses
Compensation and benefits	18,634	9,188	—	31,364	(2)(3)(4)	59,186
Reorganization expenses	—	—	—	411,828	(5)	411,828
Interest expense	1,916	—	—	—		1,916
General, administrative and other	18,401	827	—	4,766	(1)(6)	23,994
Expenses of consolidated Och-Ziff funds	—	1,505	35	—		1,540

Total Expenses	38,951	11,520	35	447,958		498,464

Other Income (Loss)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	(68)	(21)	—	542	(6)	453
Change in deferred income of consolidated Och-Ziff funds	—	(744)	—	—		(744)
Net gains of consolidated Och-Ziff funds	—	4,233	534	—		4,767

Total Other Income (Loss)	(68)	3,468	534	542		4,476

Income (Loss) Before Income Taxes	72,378	422	439	(444,757)		(371,518)
Income taxes	—	(367)	—	7,421	(6)	7,054

Consolidated Net Income (Loss)	$72,378	$789	$439	$(452,178)		$(378,572)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$8,673	$439	$(294,154	)(4)	$(285,042)

Net Income (Loss) Allocated to Class A Shareholders	$72,378	$(7,884)	$—	$(158,024)		$(93,530)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

Nine Months Ended September 30, 2011	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Reconciling Adjustments			Total Company U.S. GAAP Basis
			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$355,333	$12,243	$(2,688)	$13,318	(1)	$378,206
Incentive income	21,891	—	—	—		21,891
Other revenues	1,454	185	—	—		1,639
Income of consolidated Och-Ziff funds	—	23,216	10,146	—		33,362

Total Revenues	378,678	35,644	7,458	13,318		435,098

Expenses
Compensation and benefits	67,942	2,724	—	103,156	(2)(3)(4)	173,822
Reorganization expenses	—	—	—	1,213,761	(5)	1,213,761
Interest expense	5,605	—	—	—		5,605
General, administrative and other	56,268	3,608	—	3,653	(1)(6)	63,529
Expenses of consolidated Och-Ziff funds	—	4,706	1,603	—		6,309

Total Expenses	129,815	11,038	1,603	1,320,570		1,463,026

Other Income (Loss)
Net gains on investments in Och-Ziff funds and joint ventures	285	94	—	34	(6)	413
Change in deferred income of consolidated Och-Ziff funds	—	(3,605)	368	—		(3,237)
Net gains (losses) of consolidated Och-Ziff funds	—	6,135	(9,094)	—		(2,959)

Total Other Income (Loss)	285	2,624	(8,726)	34		(5,783)

Income (Loss) Before Income Taxes	249,148	27,230	(2,871)	(1,307,218)		(1,033,711)
Income taxes	—	(218)	—	42,574	(6)	42,356

Consolidated Net Income (Loss)	$249,148	$27,448	$(2,871)	$(1,349,792)		$(1,076,067)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$23,160	$(2,871)	$(814,406	)(4)	$(794,117)

Net Income (Loss) Allocated to Class A Shareholders	$249,148	$4,288	$—	$(535,386)		$(281,950)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

Nine Months Ended September 30, 2010	Economic Income - Och-Ziff Funds	Other Operations U.S. GAAP Basis	Reconciling Adjustments			Total Company U.S. GAAP Basis
			Funds Consolidation	Other Adjustments
	(dollars in thousands)
Revenues
Management fees	$312,147	$3,774	$(180)	$6,250	(1)	$321,991
Incentive income	11,283	—	—	—		11,283
Other revenues	1,030	482	—	—		1,512
Income of consolidated Och-Ziff funds	—	21,043	—	—		21,043

Total Revenues	324,460	25,299	(180)	6,250		355,829

Expenses

Compensation and benefits	53,404	25,186	—	85,517	(2)(3)(4)	164,107
Reorganization expenses	—	—	—	1,248,423	(5)	1,248,423
Interest expense	5,809	—	—	—		5,809
General, administrative and other	55,843	1,869	—	12,412	(1)(6)	70,124
Expenses of consolidated Och-Ziff funds	—	6,853	66	—		6,919

Total Expenses	115,056	33,908	66	1,346,352		1,495,382

Other Income (Loss)

Net gains (losses) on investments in Och-Ziff funds and joint ventures	(303)	(102)	—	309	(6)	(96)
Change in deferred income of consolidated Och-Ziff funds	—	(5,875)	—	—		(5,875)
Net gains of consolidated Och-Ziff funds	—	26,416	693	—		27,109

Total Other Income (Loss)	(303)	20,439	693	309		21,138

Income (Loss) Before Income Taxes	209,101	11,830	447	(1,339,793)		(1,118,415)
Income taxes	—	2,050	—	21,547	(6)	23,597

Consolidated Net Income (Loss)	$209,101	$9,780	$447	$(1,361,340)		$(1,142,012)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$—	$35,014	$447	$(905,883	)(4)	$(870,422)

Net Income (Loss) Allocated to Class A Shareholders	$209,101	$(25,234)	$—	$(455,457)		$(271,590)

The following is a description of the adjustments made to reconcile Economic Income for the Och-Ziff Funds segment to the Company’s results on a GAAP basis:

Funds Consolidation

Economic Income for the Och-Ziff Funds segment reflects management fees and incentive income earned from all of the Company’s funds, excluding the Company’s domestic real estate funds which are included within the Company’s Other Operations. The impacts of consolidation and the related eliminations of the Och-Ziff funds are not included in Economic Income.

Other Adjustments

(1)	Economic Income presents management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense.

(2)

Economic Income recognizes the full amount of deferred cash compensation and expenses related to compensation arrangements indexed to annual investment performance on the date it is determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on the Company’s performance in the year of the award.

(3)	Economic Income excludes equity-based compensation expenses, as management does not consider these non-cash expenses to be reflective of the operating performance of the Company.

(4)

Economic Income excludes amounts allocated to the partners and the Ziffs on their interests in the Och-Ziff Operating Group, as management reviews the performance of the Company at the Och-Ziff Operating Group level, where substantially all of the Company’s activities are conducted.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2011

(5)

Economic Income excludes Reorganization expenses, which are non-cash expenses directly attributable to the reclassification of interests held by the partners and the Ziffs prior to the Reorganization as Och-Ziff Operating Group A Units and any subsequent reallocations of such units.

(6)

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

OVERVIEW

Our Business

We are one of the largest institutional alternative asset managers in the world, with approximately $28.9 billion in assets under management as of November 1, 2011. We provide asset management services globally through our hedge funds and other alternative investment vehicles. Our funds seek to generate consistent, positive, risk-adjusted returns across market cycles with low volatility compared to the equity markets. We have always limited our use of leverage to generate investment performance and we emphasize preservation of capital. Our assets under management are generally invested on a multi-strategy basis across multiple geographies. Our primary investment strategies are: convertible and derivative arbitrage, credit, long/short equity special situations, merger arbitrage, private investments and structured credit. Our fund investors value our funds’ consistent performance history, our global investing expertise, our diverse investment strategies, our strong focus on risk management and a robust operational infrastructure.

Overview of Our 2011 Third Quarter Results

As of September 30, 2011, our assets under management were $28.8 billion, compared with $26.5 billion as of September 30, 2010. The $2.3 billion, or 9%, year-over-year increase was driven by capital net inflows of $1.6 billion and performance-related appreciation of $767.6 million. During the nine months ended September 30, 2011, we maintained an active dialog with a broad range of fund investors, and we continued to see interest from a diverse mix of investors globally, particularly from pension funds and private bank platforms. We believe that difficult market conditions and longer internal decision making processes impacted the pace at which institutional investors committed new capital to the hedge fund industry and Och-Ziff during the 2011 third quarter.

For the third quarter of 2011, we reported a GAAP net loss allocated to Class A Shareholders of $93.1 million, compared to a net loss of $93.5 million for the third quarter of 2010. For the nine months ended September 30, 2011, our GAAP net loss allocated to Class A Shareholders was $282.0 million, compared to a net loss of $271.6 million in the corresponding 2010 period. The GAAP net losses primarily resulted from non-cash Reorganization expenses associated with our initial public offering in November 2007 of $408.6 million and $411.8 million for the three months ended September 30, 2011 and 2010, respectively, and $1.2 billion for the nine months ended September 30, 2011 and 2010.

We reported Economic Income for the Company1 of $86.6 million for the third quarter of 2011, compared with $69.5 million for the third quarter of 2010, and $253.5 million for the nine months ended September 30, 2011, compared with $199.0 million for the corresponding 2010 period. The increases for both periods were primarily attributable to the Och-Ziff Funds segment due to increased revenues driven by the year-over-year growth in assets under management. These increases were partially offset by higher operating expenses.

Overview of 2011 Third Quarter Fund Performance

During the 2011 third quarter, global market conditions were challenging, marked by sharply lower equity markets worldwide and a significant increase in volatility. Against this backdrop, our funds protected investor capital and generated consistent risk-adjusted returns with low volatility, which were a function of our disciplined investment and risk management processes. During the third quarter of 2011, the OZ Master Fund generated a net return of -3.8%, the OZ Europe Master Fund a net return of -5.3%, the OZ Asia Master Fund a net return of -4.9% and the OZ Global Special Investments Master Fund a net return of -3.6%.2 For the nine months ended September 30, 2011, the OZ Master Fund generated a net return of -0.5%, the OZ Europe Master Fund a net return of -3.5%, the OZ Asia Master Fund a net return of -3.6% and the OZ Global Special Investments Master Fund a net return of 2.7%. Since early 2011, we have gradually and systematically adjusted portfolio exposures in response to increasing concerns about the macroeconomic environment and our perception of changing risk profiles. Throughout the third quarter, we reduced our equity exposures and increased our

1 Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, see “—Economic Income Analysis.”

2 For important information about our fund performance data, please see “—Fund Performance Summary.”

allocation to cash. As of October 1, 2011, cash comprised approximately 25% of the OZ Master Fund, compared to about 7% as of July 1, 2011. In addition to reducing exposures, this change provides greater flexibility to deploy capital to new investments.

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

During the third quarter of 2011, the global equity markets declined sharply and volatility increased significantly. Concerns about the European debt crisis increased and macroeconomic conditions weakened globally resulting in a deterioration of market sentiment. In the U.S., the debt ceiling impasse, S&P’s downgrade of U.S. long-term debt and concerns around the slowdown in the U.S. economy also caused investor uncertainty to increase. Additionally, apprehension about China’s economic growth prospects contributed to general risk aversion and price declines across asset classes. U.S. corporate credit markets were weak during the quarter due to the impact of European sovereign issues and concern over global growth prospects. Generally, both the high-yield and leveraged-loan markets in the U.S. erased their year-to-date returns during the quarter. In Europe, the sovereign debt crisis and a weak economic outlook for the remainder of 2011 and 2012 caused an increase in credit spreads and general reassessment of corporate risk.

Capital Flow Environment

During the 2011 third quarter, new capital flows into the hedge fund industry declined substantially compared to the levels seen in the first half of 2011 and the second half of 2010. We believe that unsettled market conditions and longer decision making processes impacted the pace at which institutional investors committed new capital during the quarter. However, we think that investor interest in the hedge fund industry remains high as these investors seek to protect capital and increase the proportion of alternative strategies, particularly absolute return strategies, in their portfolios in order to mitigate risk and enhance return. As a result, we anticipate that future capital allocations to the industry will increase as market conditions stabilize.

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

Information with respect to our assets under management throughout this quarterly report, including the tables set forth in this discussion and analysis, includes investments by us, our partners, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other related parties, including the reinvestment by our partners of their after-tax proceeds from the Offerings. As of September 30, 2011, approximately 9% of our assets under management represented investments by us, our partners and certain other related parties in our funds. As of that date, approximately 36% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Balance-beginning of period	$29,767,562	$25,496,940	$27,934,696	$23,079,796
Net flows	228,787	221,582	1,154,420	2,282,539
Appreciation (Depreciation)	(1,188,779)	756,854	(281,546)	1,113,041

Balance-end of period	$28,807,570	$26,475,376	$28,807,570	$26,475,376

Weighted-average assets under management	$29,737,200	$25,546,478	$29,028,769	$24,990,809

Our assets under management increased approximately $2.3 billion, or 9%, year-over-year as a result of capital net inflows of $1.6 billion from September 30, 2010 to September 30, 2011 and positive investment performance generated by our funds of $767.6 million over the same time period.

In the nine months ended September 30, 2011, our funds experienced capital net inflows of $1.2 billion, which were comprised of $3.8 billion of gross inflows and $2.6 billion of gross outflows, and performance-related depreciation of $281.5 million. The inflows came from a diverse mix of investors globally. We believe that unsettled market conditions and longer internal decision making processes impacted the pace of new capital commitments to the hedge fund industry and Och-Ziff during the 2011 third quarter. However, we think that institutional investors will continue to increase the proportion of alternative investment strategies, particularly absolute return strategies, in their portfolios in order to mitigate risk and enhance the yield of their investments. As a result, we anticipate that capital allocations will increase as market conditions become less volatile. Additionally, our real estate funds and various other assets that we manage with longer than one-year performance measurement periods comprised a meaningful portion of gross inflows in the nine months ended September 30, 2011 (see “—Understanding our Results—Revenues—Incentive Income”). The outflows were driven by a variety of factors influencing our fund investors.

In the nine months ended September 30, 2010, our funds experienced capital net inflows of $2.3 billion, which were comprised of $4.4 billion of gross inflows and $2.1 billion of gross outflows, and performance-related appreciation of $1.1 billion. The inflows were driven by increased institutional investor confidence in placing capital with alternative asset managers and, in turn with us, in order to enhance the yield and diversification of their investments. The outflows were driven primarily by quarterly redemption requests.

The following table sets forth assets under management of our most significant funds (by asset size):

	September 30,
	2011	2010
	(dollars in thousands)
OZ Master Fund	$20,046,463	$18,611,582
OZ Europe Master Fund	$2,436,412	$2,957,726
OZ Asia Master Fund	$1,622,089	$1,418,467
OZ Global Special Investments Master Fund	$986,409	$1,197,839

Assets under management presented in the table above do not include assets under management related to our real estate and other funds we manage, which totaled approximately $3.7 billion and $2.3 billion as of September 30, 2011 and 2010, respectively. The majority of the increase in these other assets under management was due to assets contributed to various new funds created in order to meet the needs of our fund investors.

OZ Master Fund

The $1.4 billion year-over-year increase in assets under management for the OZ Master Fund was driven by capital net inflows in the fourth quarter of 2010 and the second and third quarters of 2011, as well as positive investment performance during the fourth quarter of 2010 and first quarter of 2011. These increases were partially offset by performance-related depreciation in the second and third quarters of 2011, as well as capital net outflows experienced in the first quarter of 2011.

OZ Europe Master Fund

The $521.3 million year-over-year decrease in assets under management for the OZ Europe Master Fund was a result of capital net outflows experienced in each quarter, and performance-related depreciation in the second and third quarters of 2011. These decreases were partially offset by positive investment performance in the fourth quarter of 2010 and first quarter of 2011.

OZ Asia Master Fund

The $203.6 million year-over-year increase in assets under management for the OZ Asia Master Fund was primarily a result of capital net inflows in each quarter and performance-related appreciation in the fourth quarter of 2010 and the first quarter of 2011. These increases were partially offset by performance-related depreciation in the second and third quarters of 2011.

OZ Global Special Investments Master Fund

The $211.4 million year-over-year decrease in the assets under management for the OZ Global Special Investments Master Fund was driven by capital net outflows in each quarter and performance-related depreciation in the third quarter of 2011, partially offset by positive investment performance in the fourth quarter of 2010 and the first and second quarters of 2011.

FUND PERFORMANCE SUMMARY

Fund investment performance, as generally measured on a calendar-year basis, determines the amount of incentive income we will earn in a given year. Incentive income is generally 20% of the net realized and unrealized profits attributable to each of our fund investors, excluding unrealized gains attributable to private investments and subject to any high-water marks.

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

Performance by Fund

The table below presents the performance information for our most significant master funds (by asset size). These net returns represent the composite performance of the feeder funds that comprise each of the master funds presented and are presented on a total return basis, net of all fees and expenses (except, as noted above, incentive income on unrealized gains attributable to private investments that could reduce returns in these investments at the time of realization) and include the reinvestment of all dividends and other income. These net returns also include realized and unrealized gains and losses attributable to private and initial public offering investments that are not allocated to all investors in the funds. Investors that were not allocated private and initial public offering investments may experience materially different returns.

	Net Return for the Three Months Ended September 30,		Net Return for the Nine Months Ended September 30,
	2011	2010	2011	2010
OZ Master Fund	-3.8%	2.9%	-0.5%	4.3%
OZ Europe Master Fund	-5.3%	3.3%	-3.5%	4.9%
OZ Asia Master Fund	-4.9%	2.2%	-3.6%	5.2%
OZ Global Special Investments Master Fund	-3.6%	3.6%	2.7%	7.3%

OZ Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Master Fund’s return before management fees and incentive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011(1)	2010
Convertible and Derivative Arbitrage	0%	10%	43%	8%
Credit	27%	13%	1%	17%
Long/Short Equity Special Situations	43%	20%	-30%	8%
Merger Arbitrage	2%	6%	5%	5%
Private Investments	11%	8%	-20%	7%
Structured Credit	16%	43%	115%	55%
Other	1%	0%	-14%	0%

Total	100%	100%	100%	100%

(1)	While the net return for the OZ Master Fund was negative for the nine months ended September 30, 2011, the return before management fees and incentive income was positive.

OZ Europe Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Europe Master Fund’s return before management fees and incentive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Convertible and Derivative Arbitrage	-5%	15%	-50%	13%
Credit	21%	18%	-26%	28%
Long/Short Equity Special Situations	32%	10%	117%	4%
Merger Arbitrage	4%	4%	-14%	3%
Private Investments	33%	13%	62%	17%
Structured Credit	14%	36%	-25%	34%
Other	1%	4%	36%	1%

Total	100%	100%	100%	100%

OZ Asia Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Asia Master Fund’s return before management fees and incentive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Convertible and Derivative Arbitrage	6%	-1%	-4%	46%
Credit	8%	1%	-26%	3%
Long/Short Equity Special Situations	72%	102%	159%	41%
Merger Arbitrage	-2%	10%	-11%	3%
Private Investments	14%	-9%	-56%	19%
Other	2%	-3%	38%	-12%

Total	100%	100%	100%	100%

OZ Global Special Investments Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Global Special Investments Master Fund’s return before management fees and incentive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Credit	3%	8%	12%	8%
Long/Short Equity Special Situations	37%	9%	-15%	0%
Merger Arbitrage	1%	4%	1%	3%
Private Investments	30%	15%	47%	19%
Structured Credit	30%	66%	64%	71%
Other	-1%	-2%	-9%	-1%

Total	100%	100%	100%	100%

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

The ability of investors to contribute capital to and redeem capital from our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ investment performance. Both of these factors directly impact the revenues we earn from management fees and incentive income. For example, a $1 billion increase or decrease in assets under management subject to a 2% management fee would generally increase or decrease annual management fees by $20 million. If net profits attributable to a fee-paying fund investor were $10 million, we generally would earn incentive income equal to $2 million, assuming a 20% incentive income rate, a one-year performance measurement period, no hurdle rate and no high-water marks from prior years.

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

Incentive Income. We earn incentive income based on the performance of our funds. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor, but excludes unrealized gains attributable to private investments. We do not recognize incentive income until the end of the performance measurement period when the amounts are contractually payable, or “crystallized.” Additionally, all of our funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning we will not be able to earn incentive income with respect to a fund investor’s investment loss in the year or years following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark.

The performance measurement period for most of our assets under management is on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31st. We may recognize incentive income during the first three quarters of the year related to assets subject to three-year performance measurement periods, as well as assets in our real estate funds and certain other funds we manage. Additionally, we may recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to us to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be realized until the end of the relevant performance measurement period (if at all). Finally, we may also recognize incentive income related to fund investor redemptions during the first three quarters of the year.

The performance measurement periods with respect to approximately 17.3% of our assets under management as of September 30, 2011 are longer than one year and include assets subject to three-year performance measurement periods, as well as our real estate funds and certain other funds we manage. Incentive income related to assets subject to three-year performance measurement periods is generally not earned until the end of the three-year period and is based on the cumulative performance over the three-year period. The three-year performance measurement period with respect to a portion of these assets will begin to expire in 2012. Incentive income related to our real estate funds and certain other funds we manage is generally not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these assets, as well as those with three-year performance measurement periods, is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark.

Income of Consolidated Och-Ziff Funds. Revenues recorded as income of consolidated Och-Ziff funds consists of interest income, dividend income and other miscellaneous items.

Expenses

Our operating expenses consist of the following:

•

Compensation and Benefits. Compensation and benefits is comprised of salaries and benefits, payroll taxes, discretionary and guaranteed cash bonus expense and equity-based compensation primarily in the form of Class A restricted share units, or “RSUs.” On an annual basis, compensation and benefits comprise the most significant portion of total expenses, with discretionary cash bonuses generally comprising the majority of total compensation and benefits. These cash bonuses are funded by total annual revenues, which are significantly influenced by the incentive income we earn for the year. Annual discretionary cash bonuses in a year with no high-water marks in effect are generally determined and expensed in the fourth quarter each year.

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

•

General, Administrative and Other. General, administrative and other expenses are related to professional services, occupancy and equipment, business development expenses, information processing and communications, insurance, changes in our tax receivable agreement liability and other miscellaneous expenses.

In addition, the following expenses also impact our GAAP results:

Reorganization Expenses. Prior to the Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization.” As part of the Reorganization, interests in the Och-Ziff Operating Group held by our partners and the Ziffs were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash charges that we have recorded within Reorganization expenses in our consolidated statements of operations. Assuming no material forfeitures or reallocations, the estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our partners are expected to be approximately $404.0 million for the remainder of 2011 and $1.4 billion in 2012.

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

Income Taxes

Income taxes consist of our provision for federal, state and local income taxes in the United States and foreign income taxes, including provisions for deferred income taxes resulting from temporary differences between the tax and GAAP basis. The computation of the provision requires certain estimates and significant judgment, including, but not limited to, the expected taxable income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences between the tax and GAAP basis and the likelihood of being able to fully utilize deferred income tax assets existing as of the end of the period. In addition, the amount of incentive income we earn, the resultant flow of revenues and expenses through our legal entity structure, the effect that changes in our Class A Share price may have on the ultimate deduction we are able to take related to the vesting of RSUs, and any changes in future enacted income tax rates may have a significant impact on our income tax provision and effective tax rate.

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Management fees	$128,516	$110,035	$378,206	$321,991
Incentive income	8,058	5,561	21,891	11,283
Other revenues	603	401	1,639	1,512
Income of consolidated Och-Ziff funds	12,228	6,473	33,362	21,043

Total Revenues	$149,405	$122,470	$435,098	$355,829

Total revenues increased by $26.9 million and $79.3 million for the three and nine months ended September 30, 2011, compared to the corresponding 2010 periods, primarily due to higher management fees resulting from the year-over-year increase in average assets under management. The increase in average assets under management was driven by a combination of capital net inflows and performance-related appreciation. Our management fees, before the impact of eliminations, were 1.7% (annualized) of our weighted-average assets under management for the three and nine months ended September 30, 2011 and 2010. Also contributing to the increase in total revenues for the year-to-date period was higher incentive income, which was primarily due to amounts taken as tax distributions in the first quarter of 2011 related to assets under management subject to longer than one-year performance measurement periods.

Income of consolidated Och-Ziff funds increased by $5.8 million and $12.3 million for the three and nine months ended September 30, 2011, compared to the corresponding 2010 periods due to the investment activities of the real estate and other funds that we consolidate.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Compensation and benefits	$53,374	$59,186	$173,822	$164,107
Reorganization expenses	408,594	411,828	1,213,761	1,248,423
Interest expense	1,714	1,916	5,605	5,809
General, administrative and other	11,105	23,994	63,529	70,124
Expenses of consolidated Och-Ziff funds	2,379	1,540	6,309	6,919

Total Expenses	$477,166	$498,464	$1,463,026	$1,495,382

Total expenses decreased by $21.3 million and $32.4 million for the three and nine months ended September 30, 2011, compared to the corresponding 2010 periods.

The $21.3 million decrease in the quarter-to-date period was driven primarily by the following:

•

$12.9 million decrease in general, administrative and other expenses primarily due to the following: (i) a $16.5 million decrease in the change in tax receivable agreement liability driven by lower future estimated tax savings related to tax goodwill that arose in connection with the sale of interests in the Och-Ziff Operating Group by our partners and the Ziffs (see “—Liquidity and Capital Resources—Tax Receivable Agreement”); and (ii) a $3.6 million increase in other miscellaneous expenses;

•

$5.8 million decrease in compensation and benefits primarily due to the following: (i) a $3.0 million decrease in equity-based compensation driven by a $9.2 million decrease in RSU amortization primarily due to forfeitures in the third quarter of 2011, partially offset by a $6.2 million increase in amortization of Och-Ziff Operating Group A Units that were granted in the second quarter of 2011; and (ii) a $2.1 million decrease in bonus expense; and

•

$3.2 million decrease in Reorganization expense primarily due to lower amortization of Och-Ziff Operating Group A Units that were forfeited by former partners and subsequently reallocated to the remaining partners generally at a lower grant-date fair value.

The $32.4 million decrease in the year-to-date period was driven primarily by the following:

•

$34.7 million decrease in Reorganization expenses primarily due to lower amortization of Och-Ziff Operating Group A Units that were forfeited by former partners and subsequently reallocated to the remaining partners generally at a lower grant-date fair value. Also contributing to the decrease was the acceleration of $11.4 million of Reorganization expenses of certain Och-Ziff Operating Group A Units related to the departure of certain former partners in the first quarter of 2010, as well as the reversal of $6.1 million of Reorganization expenses related to the forfeiture of Och-Ziff Operating Group A Units by a departing partner in the second quarter of 2011;

•

$6.6 million decrease in general, administrative and other expenses primarily due to the following: (i) a $16.2 million decrease in the change in tax receivable agreement liability driven by lower future estimated tax savings related to tax goodwill that arose in connection with the sale of interests in the Och-Ziff Operating Group by our partners and the Ziffs (see “—Liquidity and Capital Resources—Tax Receivable Agreement”); and (ii) a $9.6 million increase in other miscellaneous expenses; partially offset by

•

$9.7 million increase in compensation and benefits primarily due to the following: (i) a $6.9 million increase in equity-based compensation driven primarily by an $8.3 million increase in amortization of Och-Ziff Operating Group A Units granted in the second quarter of 2011, including a $4.2 million one-time charge taken in the second quarter of 2011 related to the conversion of Och-Ziff Operating Group D Units (profits interests) into Och-Ziff Operating Group A Units as discussed in Note 3 to our consolidated financial statements included in this quarterly report.; (ii) a $5.0 million increase in bonus expense; and (iii) a $3.1 million decrease in salaries and benefits due to a $9.5 million decline in our Asia real estate business, partially offset by expenses related to the growth in our worldwide headcount from 402 at September 30, 2010 to 431 at September 30, 2011.

Other Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	$201	$453	$413	$(96)
Change in deferred income of consolidated Och-Ziff funds	(262)	(744)	(3,237)	(5,875)
Net gains (losses) of consolidated Och-Ziff funds	(14,158)	4,767	(2,959)	27,109

Total Other Income (Loss)	$(14,219)	$4,476	$(5,783)	$21,138

Total other income decreased by $18.7 million and $26.9 million for the three and nine months ended September 30, 2011, compared to the corresponding 2010 periods. The decreases in both periods were primarily due to the net losses in the real estate and other funds that we consolidate.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Income taxes	$24,317	$7,054	$42,356	$23,597

Income tax expense increased by $17.3 million and $18.8 million for the three and nine months ended September 30, 2011, compared to the corresponding 2010 periods. The increases in both periods were primarily due to a decrease in effective state and local tax rates that resulted in a reduction in our deferred tax assets.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, only a portion of the income we earn is subject to corporate level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of -7.1% and -4.1% for the three and nine months ended September 30, 2011, respectively, compared to an effective tax rate of -1.9% and -2.1% for the three and nine months ended September 30, 2010, respectively.

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

As of and for the three and nine months ended September 30, 2011 and 2010, we were not required to establish a liability for uncertain tax positions.

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries

The following table presents the components of the net loss allocated to partners’ and others’ interests in consolidated subsidiaries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(dollars in thousands)
Och-Ziff Operating Group A Units	$(268,155)	$(294,154)	$(814,795)	$(905,883)
Consolidated Och-Ziff funds	(5,591)	8,787	17,891	34,754
Other	573	325	2,787	707

Total	$(273,173)	$(285,042)	$(794,117)	$(870,422)

Net loss allocated to partners’ and others’ interests in consolidated subsidiaries decreased by $11.9 million and $76.3 million for the three and nine months ended September 30, 2011, compared to the corresponding 2010 periods, primarily due to a decrease in the amount of loss of the Och-Ziff Operating Group allocated to the Och-Ziff Operating Group A Units. The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units declined from 77.0% as of September 30, 2010 to 74.8% as of September 30, 2011 as a result of the vesting of RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result of these issuances, a larger share of losses of the Och-Ziff Operating Group was allocated to us due to the decline in the partners’ and the Ziffs’ direct interests in the Och-Ziff Operating Group. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net loss in future periods as losses of the Och-Ziff Operating Group are allocated to these interests.

Net Loss Allocated to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders	$(93,124)	$(93,530)	$(281,950)	$(271,590)

Net loss allocated to Class A Shareholders decreased by $406 thousand and increased by $10.4 million for the three and nine months ended September 30, 2011, compared to the corresponding 2010 periods.

The $406 thousand decrease in the net loss in the quarter-to-date period was primarily due to an improvement in the year-over-year results of the Och-Ziff Operating Group, driven primarily by increased revenues as well as lower Reorganization expenses. This improvement was mostly offset by an increase in our ownership interest in the Och-Ziff Operating Group due to the vesting of RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result of these exchanges, a larger share of the losses of the Och-Ziff Operating Group was allocated to us.

The $10.4 million increase in the net loss in the year-to-date period was primarily due to an increase in our ownership interest in the Och-Ziff Operating Group due to the vesting of RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result of these exchanges, a larger share of the losses of the Och-Ziff Operating Group was allocated to us. Offsetting the increase in the net loss was an improvement in the results of the Och-Ziff Operating Group driven primarily by increased revenues, as well as lower Reorganization expenses.

ECONOMIC INCOME ANALYSIS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$85,636	$72,378	$249,148	$209,101
Other Operations—Non-GAAP	985	(2,867)	4,360	(10,068)

Total Company—Non-GAAP	$86,621	$69,511	$253,508	$199,033

We conduct substantially all of our operations through our only reportable segment under GAAP, the Och-Ziff Funds segment, which provides asset management services to our funds. Our Other Operations are currently comprised of our real estate business, which provides asset management services to our real estate funds, and investments in businesses established to expand certain of our private investment platforms.

In addition to analyzing our results on a GAAP basis, management also reviews our results on an “Economic Income” basis. Economic Income for the Company, the Och-Ziff Funds segment and our Other Operations excludes the adjustments described below that are required for presentation of our results on a GAAP basis, but that management does not consider when evaluating operating performance in any given period. Management, therefore, uses Economic Income as the basis on which it evaluates our financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses.

Economic Income is a measure of pre-tax operating performance that excludes the following from our results on a GAAP basis:

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

For reconciliations of Economic Income of the Och-Ziff Funds segment and its components to the respective GAAP basis for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 13 to our consolidated financial statements included in this quarterly report.

Economic Income for our Other Operations is a non-GAAP measure that is calculated on the same basis as the methodology that is used to calculate Economic Income for the Och-Ziff Funds segment. Management also evaluates Economic Income for the Company, which is a non-GAAP measure that equals the sum of Economic Income for the Och-Ziff Funds segment and for our Other Operations. Our non-GAAP financial measures should not be considered as alternatives to our GAAP net loss or cash flow from operations, or as indicative of liquidity or the cash available to fund operations. Our non-GAAP measures may not be comparable to similarly-titled measures used by other companies. For reconciliations of these non-GAAP measures to the respective GAAP measures, see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

Och-Ziff Funds Segment—Economic Income Analysis

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Economic Income Revenues
Management fees	$121,107	$105,538	$355,333	$312,147
Incentive income	8,058	5,561	21,891	11,283
Other revenues	562	298	1,454	1,030

Total Economic Income Revenues	129,727	111,397	378,678	324,460

Economic Income Expenses
Compensation and benefits	23,270	18,634	67,942	53,404
Non-compensation expenses	20,902	20,317	61,873	61,652

Total Economic Income Expenses	44,172	38,951	129,815	115,056

Net gains (losses) on joint ventures	81	(68)	285	(303)

Economic Income	$85,636	$72,378	$249,148	$209,101

Economic Income Revenues

Economic Income revenues for the segment increased by $18.3 million and $54.2 million for the three and nine months ended September 30, 2011, respectively, compared to the corresponding 2010 periods, primarily due to higher management fees resulting from the year-over-year increase in average assets under management. The increase in average assets under management was driven by a combination of capital net inflows and performance-related appreciation. Also contributing to the increase in total segment revenues for the year-to-date period was higher incentive income, primarily due to amounts taken as tax distributions in the first quarter of 2011 related to assets under management subject to longer than one-year performance measurement periods.

Economic Income Expenses

Economic Income expenses for the segment increased by $5.2 million and $14.8 million for the three and nine months ended September 30, 2011, compared to the corresponding 2010 periods, primarily due to higher compensation and benefits. The increase in compensation and benefits was driven primarily by a $2.5 million and $8.2 million increase in bonus expense for the three and nine months, respectively, and a $2.2 million and $6.4 million increase in salaries and benefits due to the increase in our worldwide headcount.

Compensation and benefits is comprised of (i) salaries and benefits and (ii) bonus expense. Management reviews the ratio of salaries and benefits to management fees on a quarterly basis. Salaries and benefits for the three months ended

September 30, 2011 and 2010 were approximately $18.1 million and $15.9 million, respectively, and $52.7 million and $46.3 million for the nine months ended September 30, 2011 and 2010, respectively. The ratio of salaries and benefits to management fees for the current-year and prior-year periods remained unchanged at 15%.

Management also reviews the ratio of bonus expense to total Economic Income revenues, but only on an annual basis. The amount of bonuses we pay is influenced by our total annual revenues, which is heavily influenced by the amount of incentive income we earn in the fourth quarter each year.

The ratio of non-compensation expenses to management fees, which management reviews on a quarterly basis, was 17% and 19% for the three months ended September 30, 2011 and 2010, respectively, and 17% and 20% for the nine months ended September 30, 2011 and 2010, respectively. The year-over-year decline in the non-compensation ratio was due to the combination of higher management fees resulting from growth in our assets under management, while non-compensation expenses remained relatively flat.

Other Operations – Economic Income Analysis (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Economic Income for Other Operations—Non-GAAP	$985	$(2,867)	$4,360	$(10,068)

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

Economic Income for our Other Operations as discussed above is a non-GAAP measure. For reconciliations of Economic Income of our Other Operations to the respective GAAP net loss for the periods described above, see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

The Company – Economic Income Analysis (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Economic Income for the Company—Non-GAAP	$86,621	$69,511	$253,508	$199,033

Economic Income for the Company increased by $17.1 million and $54.5 million for the three and nine months ended September 30, 2011, compared to the corresponding 2010 periods. The increases were primarily attributable to the Och-Ziff Funds segment due to increased revenues driven by the year-over-year growth in assets under management and lower expenses in our Other Operations, partially offset by higher operating expenses in the Och-Ziff Funds segment.

Economic Income for the Company as discussed above is a non-GAAP measure. For reconciliations of Economic Income for the Company to the respective GAAP net loss for the periods described above, see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

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

Historically, management fees have been more than sufficient to cover all of our “fixed” operating expenses, which we define as salaries and benefits and our non-compensation costs. As explained above under “—Understanding Our Results—Revenues—Incentive Income,” we generally do not recognize incentive income during the first three quarters of the year other than amounts earned as a result of fund investor redemptions during the period or, beginning in 2012, amounts earned from fund investors on assets subject to three-year performance measurement periods. Additionally, we may recognize a portion of incentive income prior to the end of the three-year period for these assets related to tax distributions as discussed in “—Understanding Our Results—Revenues—Incentive Income.”

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

Based on our past results, management’s experience and our current level of assets under management, we believe that our existing cash resources, together with the cash generated from management fees, will be sufficient to meet our anticipated fixed operating expenses and other working capital needs for at least the next 12 months. As we have done historically, we will determine the actual amount of discretionary cash bonuses for 2011 during the fourth quarter and intend to fund this amount through total annual revenues. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.

Our term loan, discussed below under “—Debt Obligations—Term Loan,” matures in July 2012. To date, we have used cash on hand to repurchase and retire $105 million of the outstanding principal amount of our term loan. In addition, as of September 30, 2011, we had repaid an additional $22.5 million of the outstanding balance on our term loan from cash on hand, as we are required to make quarterly payments in an aggregate annual amount equal to 1% of the original $750 million loan balance. We may continue to use cash on hand to repay the term loan in part prior to the maturity date, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of the maturity date of the term loan, we will be required to either refinance the remaining balance by entering into new credit facilities, which could result in higher borrowing costs, or raise cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new credit facilities that we may be able to enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted.

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

Debt Obligations

Term Loan. On July 2, 2007, OZ Management entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75%. The term loan will mature on July 2, 2012 and is secured by a first priority lien on substantially all assets of the Och-Ziff Operating Group. The term loan is payable in equal quarterly installments, which began on December 31, 2008, in an aggregate annual amount equal to 1% of the original principal amount borrowed under the term loan, and the balance is payable upon maturity. In June 2009, OZ Management repurchased and retired $5.0 million of the outstanding balance for $3.0 million, and in December 2009, it repurchased and retired an additional $100.0 million of the outstanding balance for $80.0 million. As of September 30, 2011, the total outstanding amount of the term loan was $622.5 million.

The term loan includes provisions that restrict or limit the ability of the Och-Ziff Operating Group from:

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

The term loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, they are in compliance with a leverage ratio (as defined in the credit agreement) of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of September 30, 2011, we have not incurred any unsecured indebtedness. The term loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A Shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the term loan.

The term loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group entities, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, realized gains or losses on investments and dividends and interest from investments. As of September 30, 2011, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

•

Economic Income must exceed three times the annual principal and interest payments due on all direct or indirect indebtedness of the Och-Ziff Operating Group (excluding principal and interest payments due on the scheduled maturity date of any debt), tested quarterly; and

•

Average cash, unrestricted marketable securities and other liquid investments that may be converted to cash within 90 days must be equal to an amount greater than the outstanding principal balance of the note, tested quarterly.

Upon an event of default, subject to certain cure periods set forth in the loan, the lender may declare all amounts outstanding under the loan to be due and payable.

Tax Receivable Agreement

We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our partners and the Ziffs. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings, and subsequent taxable exchanges by our partners and the Ziffs of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) have agreed to pay our partners and the Ziffs 85% of the amount of cash savings, if any, in federal, state and local income taxes in the United States that these entities actually realize related to their units as a result of such increases in tax basis. In connection with the departure of certain former partners, the right to receive payments under the tax receivable agreement by such partners was contributed to the Och-Ziff Operating Group. As a result, we expect to pay to our remaining partners and the Ziffs approximately 77% (from 85% at the time of the Offerings) of the overall cash savings, if any, in federal, state and local income taxes in the United States that we actually realize as a result of such increases in tax basis. To the extent that we do not realize any cash savings in federal, state and local income taxes in the United States, we would not be required to make corresponding payments under the tax receivable agreement.

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

As of September 30, 2011, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our partners and the Ziffs approximately $773.4 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including those described below:

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

Distributions

The following table presents the cash dividends declared on our Class A Shares in 2011 and the related cash distributions to our partners and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

	Class A Shares		Related Distributions to the Partners and the Ziffs (dollars in thousands)
Payment Date	Record Date	Dividend per Share
November 28, 2011	November 21, 2011	$0.09	$48,393
August 22, 2011	August 15, 2011	$0.14	$54,802
May 19, 2011	May 12, 2011	$0.13	$48,713
February 25, 2011	February 18, 2011	$0.71	$264,876

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

Cash Flows Analysis

Operating Activities. Net cash provided by operating activities was $361.8 million and $509.7 million for the nine months ended September 30, 2011 and 2010, respectively. For both periods, net cash flows from operating activities were primarily related to the collection of prior-year incentive income and current-year management fees, less interest expense and other operating expenses. Additionally, during the nine months ended September 30, 2010, we collected $232.1 million of deferred balances, which we in turn distributed to our partners and the Ziffs, net of taxes. The deferred balances distributed to Mr. Och, net of taxes, in the amount of $129.5 million during the nine months ended September 30, 2010 were recorded within cash flows from financing activities, as these were distributions on Mr. Och’s pre-IPO equity interest. Additionally, cash flows from operating activities also include the investment activities of our consolidated funds.

Investing Activities. There were no significant changes in the net cash used in investing activities for the nine months ended September 30, 2011 and 2010, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated statements of cash flows.

Financing Activities. Net cash used in financing activities was $306.7 million and $454.2 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, net cash flows from financing activities were primarily related to the dividends paid of $94.9 million and $64.8 million, respectively, to our Class A Shareholders and distributions to our partners and the Ziffs of $362.4 million and $276.2 million, respectively, on their Och-Ziff Operating Group A Units. As discussed above, deferred balances distributed to Mr. Och, net of taxes, in the amount of $129.5 million during the nine months ended September 30, 2010 were also recorded as financing-related cash outflows. Additionally, capital inflows and outflows of our consolidated funds are included within financing activities.

CONTRACTUAL OBLIGATIONS

There have been no significant changes to our contractual obligations reported in our Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, we did not have any off-balance sheet arrangements.

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

Fair Value of Investments

The valuation of investments held by our funds is the most critical estimate made by management impacting our results. The Och-Ziff funds are considered investment companies for GAAP purposes. Pursuant to specialized accounting for investment companies under GAAP, investments of these funds are carried at their estimated fair values. The valuation of investments held by our funds has a significant impact on our results, as our management fees and incentive income are determined based on the fair value of these investments.

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

As of September 30, 2011, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 45% within Level I; approximately 22% within Level II; and approximately 33% within Level III. As of December 31, 2010, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 45% within Level I; approximately 26% within Level II; and approximately 29% within Level III. The classification of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant.

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

We, as the investment manager of the Och-Ziff funds, determine the fair value of investments that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. The methods and procedures to value these investments may include, but are not limited to: (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from the issuers; (iii) calculating the present value of future cash flows; (iv) assessing other analytical data and information relating to the investment that is an indication of value; (v) obtaining information provided by third parties; (vi) reviewing the amounts invested in these investments; and (vii) evaluating financial information provided by the management of these investments. See Note 4 to our consolidated financial statements included in this quarterly report for additional information.

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

As of September 30, 2011, our only assets and liabilities carried at fair value were the investment holdings of the consolidated Och-Ziff funds. The investments held by the consolidated Och-Ziff funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy.

The following table presents the fair values of assets and liabilities classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

	September 30, 2011	Valuation Technique
	(dollars in thousands)
Assets and liabilities (net) of consolidated Och-Ziff funds	648,158	Assets and liabilities (net) of the consolidated Och-Ziff funds are generally based upon discounted cash flows, a multiple of earnings, broker quotes or as determined in good faith with third-party input or other observable market inputs, where available. See Note 4 to the consolidated financial statements for additional information.
Level III assets and liabilities for which we do not bear economic exposure	(645,216)

Net Economic Exposure to Level III Assets and Liabilities	$2,942

Level III assets and liabilities for which we do not bear economic exposure are substantially all of the investments of consolidated Och-Ziff funds, as substantially all of the changes in the fair values of these investments are absorbed by fund investors in these consolidated funds (i.e. partners’ and others’ interests in consolidated subsidiaries in our consolidated balance sheets).

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

As management fees are charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of October 1, 2011 would impact management fees calculated on such date by approximately $11.6 million.

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of the relationship of the holders of variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, such as redemptions by all unaffiliated investors in any fund and modifications to fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Additionally, management continually reconsiders whether we are deemed to be a variable interest entity’s primary beneficiary who consolidates such entity.

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

We generated taxable income in the amount of $57.9 million in the first nine months of 2011 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 11-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported net losses on a GAAP basis, and expect to continue to report a GAAP net loss on an annual basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. As of September 30, 2011, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets. As of September 30, 2011, we had $118.3 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2031. Additionally, as of September 30, 2011, we had $120.1 million of net operating losses available to offset future taxable income for state and $110.3 million for local income tax purposes that will expire between 2028 and 2031.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $28.5 billion as of October 1, 2011, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred income tax assets related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our partners and the Ziffs under the tax receivable agreement equal to approximately 77% of such amount; therefore, net earnings would only be impacted by 23% of any valuation allowance recorded against the deferred income tax assets.

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

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward, as of September 30, 2011. We have, however, determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance in the amount of $5.6 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to GAAP that went into effect during the nine months ended September 30, 2011 are expected to have an impact on our future trends.

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

ECONOMIC INCOME RECONCILIATIONS

The following tables present the reconciliations of Economic Income to our GAAP net loss for the periods previously discussed:

	Three Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Income (Loss) Allocated to Class A Shareholders—U.S. GAAP	$(97,070)	$3,946	$(93,124)
Reorganization expenses	408,594	—	408,594
Net loss allocated to the Och-Ziff Operating Group A Units	(268,155)	—	(268,155)
Equity-based compensation	32,855	(3,222)	29,633
Income taxes	24,175	142	24,317
Change in tax receivable agreement liability	(16,512)	—	(16,512)
Depreciation and amortization	2,200	189	2,389
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	(1,054)	—	(1,054)
Net losses (gains) on investments in Och-Ziff funds	32	(96)	(64)
Other	571	26	597

Economic Income—Non-GAAP	$85,636	$985	$86,621

	Three Months Ended September 30, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders—U.S. GAAP	$(85,646)	$(7,884)	$(93,530)
Reorganization expenses	411,828	—	411,828
Net loss allocated to the Och-Ziff Operating Group A Units	(294,154)	—	(294,154)
Equity-based compensation	27,393	5,262	32,655
Income taxes	7,421	(367)	7,054
Depreciation and amortization	2,132	189	2,321
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	3,570	—	3,570
Net gains on investments in Och-Ziff funds	(542)	(107)	(649)
Change in tax receivable agreement liability	(25)	—	(25)
Other	401	40	441

Economic Income—Non-GAAP	$72,378	$(2,867)	$69,511

	Nine Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders—U.S. GAAP	$(286,238)	$4,288	$(281,950)
Reorganization expenses	1,213,761	—	1,213,761
Net loss allocated to the Och-Ziff Operating Group A Units	(814,795)	—	(814,795)
Equity-based compensation	99,001	(65)	98,936
Income taxes	42,574	(218)	42,356
Change in tax receivable agreement liability	(16,357)	—	(16,357)
Depreciation and amortization	6,694	559	7,253
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	2,170	—	2,170
Net gains on investments in Och-Ziff funds	(34)	(277)	(311)
Other	2,372	73	2,445

Economic Income—Non-GAAP	$249,148	$4,360	$253,508

	Nine Months Ended September 30, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders—U.S. GAAP	$(246,356)	$(25,234)	$(271,590)
Reorganization expenses	1,248,423	—	1,248,423
Net loss allocated to the Och-Ziff Operating Group A Units	(905,883)	—	(905,883)
Equity-based compensation	79,151	12,877	92,028
Income taxes	21,547	2,050	23,597
Depreciation and amortization	6,327	560	6,887
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	5,220	—	5,220
Change in tax receivable agreement liability	(165)	—	(165)
Net gains on investments in Och-Ziff funds	(309)	(422)	(731)
Other	1,146	101	1,247

Economic Income—Non-GAAP	$209,101	$(10,068)	$199,033

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Impact on Management Fees

Our management fees are generally based on the net asset value of the funds we manage. Accordingly, management fees will generally change in proportion to changes in the market value of investments held by our funds.

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our funds. A 10% change in the fair value of the investments held by our funds as of September 30, 2011 would result in a change of approximately $2.7 billion in our assets under management. A 10% change in the fair value of the investments held by our funds as of December 31, 2010 would have resulted in a change of approximately $2.4 billion in our assets under management.

A 10% change in the fair value of the investments held by our funds as of October 1, 2011 (date management fees are calculated for the following quarter), would impact management fees calculated on such date by approximately $11.6 million. A 10% change in the fair value of the investments held by our funds as of January 1, 2011, would have impacted management fees calculated on such date by approximately $11.3 million.

A 10% change in the fair value of the investments held by our funds as of the end of any year (excluding private investments), could significantly affect our incentive income by a corresponding amount, as incentive income is generally based on a percentage of annual profits generated by our funds. We do not earn incentive income on unrealized gains attributable to private investments, and therefore a change in the fair value of those investments would have no effect on incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of September 30, 2011 and December 31, 2010, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of September 30, 2011 and December 31, 2010, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on interest income and interest expense would not result in a material impact to our earnings. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain our growth rate.

In addition, our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of September 30, 2011, our annual interest expense will increase or decrease by approximately $251 thousand. For every increase or decrease of 10% in LIBOR as of December 31, 2010, our annual interest expense would have increased or decreased by approximately $269 thousand.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our results of operations or financial condition. We are from time to time involved in litigation, regulatory reviews and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to scrutiny by the regulatory agencies that have or may in the future have regulatory authority over us and our business activities, which could result in regulatory agency investigations or litigation related to regulatory compliance matters. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business” in our Annual Report.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2011, we issued 2,000,882 Class A Shares in exchange for an equal number of Och-Ziff Operating Group A Units and Class B Shares to a former partner. The Och-Ziff Operating Group A Units and Class B Shares surrendered by the former partner were automatically canceled upon the exchange. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units and Class B Shares were pursuant to the terms of the exchange agreement, which was entered into concurrent with our IPO, by and among Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, the partners and the Ziffs. The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(2) of Securities Act.

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

Dated: November 2, 2011

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director