Form 10-K
period 2011-12-31
Och-Ziff Capital Management Group LLC
filed 2012-02-27
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $1.3 billion. As of February 17, 2012, there were 139,791,950 Class A Shares and 274,286,008 Class B Shares outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the 2012 annual meeting of Och-Ziff Capital Management Group LLC’s shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

Available Information

Och-Ziff Capital Management Group LLC files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” with the Securities and Exchange Commission, which we refer to as the “SEC.” We make available free of charge on our website at http://www.ozcap.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website in the “Class A Shareholders – Corporate Governance” section are charters for our Audit Committee, Compensation Committee, and Nominating, Corporate Governance and Conflicts Committee as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Requests for copies of Och-Ziff’s SEC filings or the corporate governance materials posted on our website should be directed to: Office of the Secretary, Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019.

Any materials we file with the SEC are also publicly available through the SEC’s website at http://www.sec.gov or may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

In this annual report, references to “Och-Ziff,” “our Company,” “the Company,” “the firm,” “we,” “us,” or “our” refer, unless the context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP, a Delaware limited partnership, which we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly owned subsidiaries of Och-Ziff Capital Management Group LLC.

References to our “partners” refer to the current limited partners of the Och-Ziff Operating Group entities other than the Ziffs and our intermediate holding companies, and include our founder, Mr. Daniel S. Och, except where the context requires otherwise. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons.

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

References to our “IPO” refer to our initial public offering of 36.0 million Class A Shares that occurred in November 2007. References to the “2007 Offerings” refer collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned subsidiary of Dubai International Capital LLC. References to “DIC” refer to Dubai International Capital LLC and its affiliates. References to the “2011 Offering” refer to the public offering of 33.3 million Class A Shares that occurred in November 2011.

References to “our funds” or “Och-Ziff funds” refer to the hedge funds and other alternative investment vehicles for which we provide asset management services.

No statements herein, available on our website or in any of the materials we file with the SEC constitute or should be viewed as constituting an offer of any Och-Ziff fund.

Forward-Looking Statements

Some of the statements under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this annual report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Exchange Act that reflect our current views with respect to, among other things, future events and financial performance. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” “opportunity,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve,” “see,” “think,” “position” or the negative version of those words or other comparable words.

Any forward-looking statements contained herein are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions, including Euro-zone sovereign debt issues; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight and taxation; the conditions impacting the alternative asset management industry; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our partners, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.

If one or more of these or other risks or uncertainties materialize, or if our assumptions or estimates prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors are not and should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risks that are included in our filings with the SEC, including but not limited to those described in “Item 1A. Risk Factors.”

There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. The forward-looking statements contained in this annual report are made only as of the date of this annual report. We do not undertake to update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1.	Business

Business Description

Founded in 1994 by Daniel S. Och, we are one of the largest institutional alternative asset managers in the world, with approximately $29.0 billion in assets under management as of February 1, 2012. Our funds seek to generate consistent, positive, absolute returns across market cycles with low volatility compared to the equity markets. We have always limited our use of leverage to generate investment performance and we emphasize preservation of capital. We serve the investment needs of a diversified institutional base, providing asset management services through our funds, which pursue a broad range of global investment opportunities.

We focus on establishing long-term relationships with a global base of institutional investors, which today includes many of the largest, most sophisticated investors in the world. These include pension funds, fund-of-funds, foundations and endowments, corporations and other institutions, private banks and family offices.

Our fund investors value our funds’ consistent performance history, our global investing expertise and our diverse investment strategies, combined with our strong focus on risk management and sustaining a robust operational infrastructure. Our funds make investments in many regions around the world with a breadth that we believe is offered by few other alternative asset management firms.

Our assets under management are generally invested on a multi-strategy basis, across multiple geographies, although certain of our funds focus on specific sectors, strategies and geographies. Our primary investment strategies are convertible and derivative arbitrage, credit, long/short equity special situations, merger arbitrage, private investments and structured credit.

We have built an experienced investment management team around the world. As of December 31, 2011, we had 434 employees worldwide, including 131 investment professionals and 17 partners, working from our headquarters in New York City and offices in London, Hong Kong, Mumbai and Beijing. Our London office houses our European investment team and our Hong Kong office houses the majority of our Asian investment team.

We conduct substantially all of our operations through our one reportable segment, the Och-Ziff Funds segment, which provides asset management services to our hedge funds and other alternative investment vehicles. Our Other Operations are comprised of our real estate business, which provides asset management services to our real estate funds, and investments in businesses established to expand certain of our private investment platforms. See Note 14 to our consolidated financial statements included in this annual report for additional information regarding the Och-Ziff Funds segment.

Our primary sources of revenues are management fees, which are based on the amount of our assets under management, and incentive income, which is based on the investment performance of our funds. Accordingly, for any given period, our revenues will be driven by the combination of assets under management and the investment performance of the Och-Ziff funds.

Funds Overview

We currently manage four main investment funds on a multi-strategy basis, across multiple geographies. As of December 31, 2011, these four funds comprised approximately 87% of our assets under management. The following is a description of these funds:

•

OZ Master Fund is our flagship, global, multi-strategy fund. The OZ Master Fund opportunistically allocates capital between the underlying investment strategies described below in North America, Europe and Asia. The OZ Master Fund’s European and Asian investments mirror those made in the OZ Europe Master Fund and the OZ Asia Master Fund, respectively. As of January 1, 2012, the OZ Master Fund’s geographic allocation was 52% in North America, Central America and South America, 31% in Europe, Africa and the Middle East and 17% in Asia, Australia and New Zealand.

•	OZ Europe Master Fund is a multi-strategy fund that opportunistically allocates capital between the underlying investment strategies described below in Europe, Africa and the Middle East.

•	OZ Asia Master Fund is a multi-strategy fund that opportunistically allocates capital between the underlying investment strategies described below in Asia, Australia and New Zealand.

•

OZ Global Special Investments Master Fund allocates capital globally to private investments and to the private investment platforms we are developing, as well as to many of the other strategies described below. This fund has a higher concentration of investments that tend to be longer term than the investments we make in our other funds. The majority of the capital in this fund belongs to the partners of our firm.

The remaining 13% of our assets under management as of December 31, 2011 are related to our real estate funds, our dedicated credit platforms and other alternative investment vehicles we manage. Our real estate funds generally make investments in commercial and residential real estate in North America, including real property, multi-property portfolios, real estate related joint ventures, real estate operating companies and other real estate related assets. Our credit funds generally make investments in structured and distressed credit assets, primarily in the United States and Europe.

The following chart presents the composition of our assets under management by fund as of December 31, 2011:

The following chart presents the composition of our assets under management by geography as of January 1, 2012(1):

(1)	The North American exposure includes the United States, Canada, Central America and South America. The European exposure includes Africa and the Middle East. The Asian exposure includes Australia and New Zealand.

Multi-Strategy Approach

Our funds invest across multiple strategies and geographies. The portfolio composition of our funds is determined by evaluating what we believe are the best market opportunities for each fund, consistent with each fund’s goal of diversification and capital preservation. The primary investment strategies we employ in our funds include:

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

•

Long/short equity special situations, which consists of fundamental long/short and event-driven investing. Fundamental long/short investing involves analyzing companies and assets to profit where we believe mispricing or undervaluation exists. Event-driven investing attempts to realize gain from corporate events such as spin-offs, recapitalizations and other corporate restructurings, whether company specific or as a result of industry or economic conditions;

•

Merger arbitrage, which is an event-driven strategy involving multiple investments in entities contemplating a merger or similar business combination. This strategy seeks to realize a profit from pricing discrepancies among the securities of the entities involved in the event;

•	Private investments, which encompasses investments in a variety of special situations that seek to realize value through strategic sales or initial public offerings; and

•

Structured credit, which involves investments in residential and commercial mortgage-backed securities and other asset-backed securities. This strategy also includes investments in collateralized loan obligations and collateralized debt obligations.

The following chart presents the composition, by strategy (excluding residual assets attributable to redeeming investors), of the OZ Master Fund as of January 1, 2012:

Investment Management Process

Our approach to asset management today is based on the same fundamental elements that we have employed since our firm was founded in 1994. Our objectives are to create long-term value for our fund investors by generating consistent, positive, absolute returns while protecting investor capital, and to develop new, carefully considered investment opportunities. Our extensive experience, combined with the consistency of our approach to investing and risk management, has been integral to extending our performance history. Our investment and risk management processes benefit from our dedicated and experienced investment teams operating out of our offices worldwide. Our portfolio managers, who are partners of the firm, combine qualitative judgment gained from their extensive experience with quantitative analysis in order to effectively manage our investment process. In all of our strategies, our approach is defined by certain common elements:

•

Consistent, positive, absolute returns.    Our investment process focuses on generating consistent, positive, absolute returns across market cycles with low volatility compared to the equity markets. Our goal is to preserve capital during periods of market decline and produce competitive investment performance in rising markets. We seek to generate fund returns without relying on asset concentration or market direction.

•

Multi-strategy approach.    Our funds invest across multiple strategies and geographies with no predetermined commitments of capital. Portfolio composition is determined by selecting what we believe are the best market opportunities, consistent with our goals of diversification and capital preservation. Our ability to invest in multiple strategies worldwide enables us to be nimble in adjusting our portfolio allocations as market conditions change.

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

•

Disciplined investment and risk management processes.    Our investment and risk management processes are central to the way we allocate capital. We focus on hedging and actively managing the exposures of our portfolios. Our risk management practices are based on both quantitative and qualitative analyses implemented at both the individual position and total portfolio levels, and they have been integrated into our daily investment process.

Portfolio Risk Management

Risk management is central to the investment process for all our portfolios. We use both quantitative and qualitative analyses to monitor financial and event risk and manage volatility. We may seek to hedge credit, interest rate, currency and market exposures; however, there can be no assurances that appropriate hedges will be available or in place to successfully limit losses. We place substantial emphasis on portfolio diversification by asset class, industry sector and geography. The active management of positions in our funds allows for timely reallocation of capital in response to changes in business, market or economic conditions.

Our Risk Committee oversees our risk management processes. The Risk Committee meets regularly to review, among other information, sophisticated risk analysis, including the results of stress testing our portfolios under numerous scenarios. The Risk Committee also considers other general risks, including, but not limited to, global economic, geopolitical, counterparty and operational risks. Additionally, our portfolio managers meet with our analysts daily to review inherent risks associated with the positions in each fund.

Risk management is also central to how we manage the operations of our business. We actively manage the operational risks of our business, including liquidity, counterparty exposures, legal and reputational risks.

Investment Performance

We believe one of the principal drivers of our ability to increase assets under management has been the investment performance track record of our funds. Our historical ability to generate consistent, absolute returns with limited use of leverage and low volatility compared to the equity markets, combined with our ability to preserve fund capital when markets decline, are hallmarks of our investment approach. We also believe that these attributes are key points of competitive differentiation for us.

The historical and potential future returns of the funds we manage are not directly linked to returns on our Class A Shares; therefore, positive investment performance of the funds we manage may not necessarily correspond to positive returns on an investment in our Class A Shares. Poor performance of the funds that we manage, however, would cause a decline in our revenues from those funds, which may have a negative effect on the returns on an investment in our Class A Shares. An investment in our Class A Shares is not an investment in any of the Och-Ziff funds. See “Item 1A. Risk Factors—Risks Related to Our Business—An investment in our Class A Shares is not an alternative to an investment in any of our funds, and the returns of our funds should not be considered as indicative of any returns expected on our Class A Shares, although poor investment performance of, or lack of capital flows into, the funds we manage could have a materially adverse impact on our revenues and, therefore, the value of our Class A Shares.”

Moreover our funds’ historical returns reflect investment opportunities and general global economic and market conditions that may not repeat themselves, and the rates of return also reflect our funds’ historical expenses, which may vary in the future due to factors beyond our control, including changes in applicable law. See “Item 1A. Risk Factors—Risks Related to Our Funds—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or any future funds we may raise.”

The table below sets forth, as of December 31, 2011, the net annualized return, volatility and Sharpe Ratio of the OZ Master Fund, the S&P 500 Index and the MSCI World Index, and is provided for illustrative purposes only. The OZ Master Fund includes every strategy and geography in which the Och-Ziff funds invest and constituted approximately 70% of our assets under management as of December 31, 2011. Our other funds implement geographical or strategy focused investment programs. The investment performance for our other funds varies from those of the OZ Master Fund, and that variance may be material. The performance reflected in the table below is not necessarily indicative of the future results of the OZ Master Fund. There can be no assurance that any Och-Ziff fund will achieve comparable results.

	1 Year	3 Years	5 Years	Since OZ Master Fund Inception (January 1, 1998)	Since Och-Ziff Multi-Strategy Composite Inception (April 1, 1994)
Net Annualized Return through December 31, 2011
OZ Master Fund Composite(1)	-0.48%	9.96%	4.50%	9.51%	n/a
Och-Ziff Multi-Strategy Composite(2)	-0.48%	9.96%	4.50%	9.51%	13.27%
S&P 500 Index(3)	2.11%	14.11%	-0.25%	3.70%	8.05%
MSCI World Index(3)	-4.96%	9.96%	-2.91%	2.97%	5.65%
Volatility—Standard Deviation (Annualized)(4)
OZ Master Fund Composite(1)	3.82%	4.48%	6.15%	5.20%	n/a
Och-Ziff Multi-Strategy Composite(2)	3.82%	4.48%	6.15%	5.20%	5.60%
S&P 500 Index(3)	15.94%	18.97%	18.88%	16.58%	15.72%
MSCI World Index(3)	14.25%	17.02%	17.81%	15.61%	14.74%
Sharpe Ratio(5)
OZ Master Fund Composite(1)	-0.19	2.16	0.45	1.23	n/a
Och-Ziff Multi-Strategy Composite(2)	-0.19	2.16	0.45	1.23	1.71
S&P 500 Index(3)	0.12	0.73	-0.11	0.03	0.28
MSCI World Index(3)	-0.36	0.57	-0.26	-0.01	0.13

(1)

The returns shown represent the composite performance of all feeder funds that comprise the OZ Master Fund since the inception of the OZ Master Fund on January 1, 1998 (collectively, the “Master Fund Composite”). The Master Fund Composite is calculated using the total return of all feeder funds net of all fees and expenses of such feeder funds and the OZ Master Fund (except incentive income on unrealized gains attributable to investments that we, as investment manager, believe lack a readily assessable market value, are illiquid or should be held until the resolution of a special event or circumstance (“Special Investments”) that could reduce returns on these investments at the time of realization), and the returns of each feeder fund include the reinvestment of all dividends and income. The Master Fund Composite also includes realized and unrealized gains and losses attributable to Special Investments and initial public offering investments that are not allocated to all investors in the feeder funds. Investors that were not allocated Special Investments and initial public offering investments may experience materially different returns. The Master Fund Composite is not available for direct investment.

(2)	The Och-Ziff Multi-Strategy Composite (the “Multi-Strategy Composite”) is provided as supplemental information to the Master Fund Composite. The Multi-Strategy Composite represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since our inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies we followed. Furthermore, the composition of the investment strategies we follow are subject to our discretion and varied materially since inception and are expected to vary materially in the future.

(3)	These comparisons show the returns of the S&P 500 Index (SPTR) and the MSCI World Index (GDDLWI) (the “Broader Market Indices”) against the Master Fund Composite and the Multi-Strategy Composite. These comparisons are intended solely for illustrative purposes to show a historical comparison of the Master Fund Composite and the Multi-Strategy Composite to the broader equity markets, as represented by the Broader Market Indices, and should not be considered as an indication of how the OZ Master Fund or the feeder funds will perform relative to the Broader Market Indices in the future. The Broader Market Indices are not performance benchmarks of the OZ Master Fund or the feeder funds. Neither the OZ Master Fund nor the feeder funds are managed to correlate in any way with the returns or composition of the Broader Market Indices, which are unmanaged. It is not possible to invest in an unmanaged index. You should not assume that there is any material overlap between the securities underlying the Master Fund Composite or the Multi-Strategy Composite and those that comprise the Broader Market Indices. The S&P 500 Index is an equity index owned and maintained by Standard & Poor’s, a division of McGraw-Hill, whose value is calculated as the free float-weighted average of the share prices of 500 large-capitalization corporations listed on the NYSE and NASDAQ. The MSCI World Index is a free float-adjusted market capitalization weighted index owned and maintained by MSCI Inc. that is designed to measure the equity market performance of developed markets. Returns of the Broader Market Indices have not been reduced by fees and expenses associated with investing in securities and include the reinvestment of dividends.

(4)	Standard Deviation is a statistical measure of volatility that measures the fluctuation of the monthly rates of return against the average return.

(5)	Sharpe Ratio represents a measure of the excess return of a portfolio over the risk-free rate. The Sharpe Ratio is calculated by subtracting the risk-free rate from the composite returns, and dividing that amount by the standard deviation of the returns. The risk-free rate of return used in computing the Sharpe Ratio is the one-month U.S. dollar London Interbank Offered Rate compounded monthly throughout the periods presented.

Past performance is no indication or guarantee of future results.

Assets Under Management

Our assets under management are a function of the capital that is placed with us by investors in our funds and the investment performance of our funds. Our ability to generate consistent, positive, absolute returns in rising markets and preserve fund investor capital during periods of market volatility or decline are key determinants of the long-term success of our business. Our investment track record is a key factor that enables us to attract additional assets under management from both existing and new fund investors. Growth in assets under management and positive investment performance by our funds drive growth in our revenues and earnings. Conversely, poor investment performance slows our growth by decreasing our assets under management and increases the potential for redemptions from our funds, which would reduce our assets under management and have a negative effect on our revenues and earnings. For additional information regarding assets under management, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Assets Under Management.”

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

Alternative Asset Management / Hedge Funds

Alternative asset management, in general, involves a variety of investment strategies where the common element is the manager’s goal of delivering, within certain risk parameters, investment performance that is typically measured on an absolute return basis, meaning that performance is measured not by how well a fund performs relative to a benchmark index, but by how well the fund performs in absolute terms. Alternative asset managers typically earn management fees based on the value of the assets they manage and incentive income based on the investment performance they generate on those assets. These managers typically run pooled investment vehicles that are not subject to the investment limitations of traditional mutual funds and may employ a wide variety of investment strategies. Alternative asset managers strive to produce investment returns that have a lower correlation to the equity markets than do traditional asset management strategies.

The term “hedge funds” generally refers to privately held collective investment vehicles managed by alternative asset managers, such as Och-Ziff. Hedge funds differ from traditional investment vehicles, such as mutual funds, by the strategies they employ and the asset classes in which they invest. Asset classes in which hedge funds may invest are very broad and include liquid and illiquid securities, derivative instruments, asset and mortgage-backed securities and a variety of other non-traditional assets, such as distressed securities and infrastructure investments, among others. Hedge funds generally have no predetermined investment parameters and are generally not precluded from making large investments that are concentrated by asset class, industry sector, geography or market directionality. Hedge funds are also generally not precluded from employing a variety of instruments, including swaps, options, futures and short sales to mitigate risk or synthetically create investment exposures.

The demand for exposure to alternative asset managers by institutional investors was the main driver of the hedge fund industry’s historical growth. Institutional demand resulted from several factors, including the pursuit of higher returns compared to those generated by traditional equity and fixed income strategies, and the desire to diversify investment portfolios by placing capital with investment managers that generated returns with low correlation to the equity markets. Alternative investment strategies still account for a relatively small portion of all institutional assets, signifying potential opportunity for future growth.

The following table presents the cumulative capital allocated to the hedge fund industry over the last ten years:

Historical Hedge Fund Assets Under Management

(dollars in billions as of December 31)

Source: Hedge Fund Research

During 2011, hedge funds experienced growth in assets under management that was driven by both investment performance and capital net inflows. Capital inflows in 2011 increased compared with those in the prior year as institutional investors increased their allocations to the hedge fund industry to diversify their holdings and enhance returns in their portfolios. The majority of the new capital flows to the industry were concentrated in the first half of the year. During the second half of 2011, capital flows were adversely impacted by significantly increased levels of market volatility and challenging market conditions, and the industry experienced moderate outflows in the 2011 fourth quarter. Investment performance among hedge funds was adversely impacted throughout 2011 by high levels of volatility, limited liquidity and the difficult macroeconomic environment worldwide, especially in Europe and the U.S.

Och-Ziff’s Historical Assets Under Management(1)

(dollars in billions as of December 31)

(1)	Includes investments by us, our partners, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other related parties, including the reinvestment by our partners of the after-tax proceeds from the 2007 Offerings. As of December 31, 2011, approximately 9% of our assets under management represented investments by us, our partners, employees and certain other related parties in our funds. As of that date, approximately 34% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. For the period from 2001 through 2004, total assets under management do not include assets externally managed by an affiliated investment adviser pursuant to a joint venture arrangement.

Historically, we have achieved or exceeded the historical growth rates in assets under management for hedge funds generally. From December 31, 2001 through December 31, 2011, our compound annual growth rate was approximately 17%, compared to the industry’s compound annual growth rate of 14% for the same period based on the industry assets under management information presented on the prior page.

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

Competitive Strengths

Our business was built on certain fundamental elements that we believe are differentiating competitive strengths. They continue to define Och-Ziff today. As such, we view these elements as important to our ability to retain and attract new assets under management and, over time, increase our market share of new capital flows to the hedge fund industry.

•

Alignment of interests.    We structure our business to align our firm’s interests with those of the investors in our funds. Investments by our partners and employees comprise a meaningful portion of our total assets under management. Additionally, all of our partners have an ownership interest in the firm and receive distributions that are directly tied to the firm’s profitability.

•

Employee and partner equity ownership.    We have a history of hiring highly talented and experienced employees across all areas of our business, and developing them into senior roles as managing directors and partners. As of December 31, 2011, we had 17 partners, each of whom has an ownership interest in the firm, and 54 managing directors whose compensation structure includes receiving a portion of any bonus compensation in equity that vests over time. We believe the number of senior personnel we have, and their breadth of equity ownership, sets us apart in our industry and ensures the continuity and stability of our firm.

•

Team-based culture.    We evaluate partner and employee contributions and have designed our compensation structure based on a “one-firm” approach, which encourages internal cooperation and the sharing of ideas. We are a global organization and we have fostered a culture that allows us to allocate capital and evaluate investment opportunities on a firm-wide basis, focusing on the best ideas and opportunities available. This collaborative approach emphasizes the success of our firm as a whole.

•

Global presence.    Our ability to opportunistically invest worldwide is an important element of diversifying our portfolios and managing risk. Our dedicated and experienced investment professionals operate from our offices globally and have a long history of investing on an international scale.

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

•

Focus on infrastructure.    Since our firm’s inception, we have focused on building a robust infrastructure with an emphasis on strong financial, operational and compliance-related controls. As a public company, we are required to identify and document key processes and controls, which are subject to independent review. Additionally, we have added a number of independent, third-party processes to our fund operations that provide independent information to our fund investors.

•

Transparency.    We believe that our fund investors should be provided with qualitative and quantitative information about our investment process, operational procedures and portfolio exposures in order to understand and evaluate our investment performance. We provide our fund investors with comprehensive reporting about each portfolio on a regular basis, and our senior management team and portfolio managers regularly meet with them to address their questions.

Our Fund Investors

We focus on establishing long-term relationships with a global base of institutional investors, which today encompasses many of the largest, most sophisticated investors in the world. These include pension funds, fund-of-funds, foundations and endowments, corporations and other institutions, private banks and family offices.

Our partners and employees collectively are the single largest investor in our funds, comprising approximately 9% of our total assets under management as of January 1, 2012. The single largest unaffiliated investor in our funds accounted for approximately 5% of our total assets under management as of January 1, 2012, and the top five unaffiliated fund investors accounted, in the aggregate, for approximately 17%.

The following chart presents the composition of our fund investor base by type across our funds as of January 1, 2012:

The following chart presents the composition of our fund investor base by region across our funds as of January 1, 2012:

Our Structure

Och-Ziff Capital Management Group LLC

Och-Ziff Capital Management Group LLC is a publicly traded holding company, and its primary assets are ownership interests in the Och-Ziff Operating Group entities, which are held indirectly through two intermediate holding companies, Och-Ziff Corp and Och-Ziff Holding. We conduct substantially all of our business through the Och-Ziff Operating Group.

Class A Shares

Class A Shares represent Class A limited liability company interests in Och-Ziff Capital Management Group LLC. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2011, represent 33.7% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon exchange of Och-Ziff Operating Group A Units by our partners and the Ziffs, as described below, and upon vesting of equity awards granted under our Amended and Restated 2007 Equity Incentive Plan.

Class B Shares

Class B Shares have no economic rights but entitle the holders of record to one vote per share on all matters submitted to a vote of our shareholders. The Class B Shares are held solely by our partners and provide our partners with a voting interest in Och-Ziff Capital Management Group LLC commensurate with their economic interest in our business. As of December 31, 2011, the Class B Shares represent 66.3% of our total combined voting power. Our partners have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability, or (ii) such time as our partners hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of our shareholders. The Ziffs do not hold any of our Class B Shares.

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

The Och-Ziff Operating Group currently consists of OZ Management, OZ Advisors I and OZ Advisors II. All of our interests in OZ Management and OZ Advisors I are held through Och-Ziff Corp. All of our interests in OZ Advisors II are held through Och-Ziff Holding. Each intermediate holding company is the sole general partner of the applicable Och-Ziff Operating Group entity and, therefore, generally controls the business and affairs of such entity. All of the equity interests in the Och-Ziff Operating Group are represented by Och-Ziff Operating Group A Units and Och-Ziff Operating Group B Units, which we refer to collectively as “Och-Ziff Operating Group Equity Units.”

Och-Ziff Operating Group A Units.    Prior to the 2007 Offerings, our partners and the Ziffs collectively held all of the interests in the Och-Ziff Operating Group. In connection with and prior to the 2007 Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization.” As part of the Reorganization, each partner’s and the Ziffs’ interests in an Och-Ziff Operating Group entity were reclassified as a Class A operating group unit, which represents a common equity interest in the respective Och-Ziff Operating Group entity. One Class A operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group A Unit.”

Our partners and the Ziffs own 100% of the Och-Ziff Operating Group A Units, which, as of December 31, 2011, represent a 68.1% equity interest in the Och-Ziff Operating Group. Och-Ziff Operating Group A Units are exchangeable for our Class A Shares on a one-for-one basis, subject to minimum retained ownership requirements by our partners, transfer restrictions and certain exchange rate adjustments for splits, unit distributions and reclassifications. In addition, Och-Ziff Operating Group A Units granted to our partners in connection with the Reorganization are generally subject to ratable annual vesting through November 2012.

Och-Ziff Operating Group B Units.    We contributed our proceeds from the 2007 Offerings to our intermediate holding companies, which in turn contributed those proceeds to each of the Och-Ziff Operating Group entities in exchange for Class B operating group units in each such entity. One Class B operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group B Unit.” Each intermediate holding company holds a general partner interest and Och-Ziff Operating Group B Units in each Och-Ziff Operating Group entity that it controls. Our intermediate holding companies own 100% of the Och-Ziff Operating Group B Units, which, as of December 31, 2011, represent a 31.9% equity interest in the Och-Ziff Operating Group. The Och-Ziff Operating Group B Units are economically identical to the Och-Ziff Operating Group A Units held by our partners and the Ziffs and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.

Och-Ziff Operating Group D Units.    Subsequent to our IPO, we issued Class D operating group units to new partners in connection with their admission to the Och-Ziff Operating Group. One Class D operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group D Unit.” The Och-Ziff Operating Group D Units are non-equity, limited partner profits interests that are only entitled to share in residual assets upon liquidation, dissolution or winding up to the extent that there has been a threshold amount of appreciation or gain in the value of the Och-Ziff Operating Group subsequent to issuance of the units. The Och-Ziff Operating Group D Units automatically convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. Allocations to these interests are recorded within compensation and benefits in our consolidated statements of operations.

The diagram below depicts our organizational structure as of December 31, 2011(1):

Partners
Public Shareholders
100% Class B Shares
* no economic rights in Och-Ziff Capital Management Group LLC
* 66.3% of total combined voting power in Och-Ziff Capital Management Group LLC(3)
100% Class A Shares
*100% of economic rights in Och-Ziff Capital Management Group LLC
*31.9% indirect equity interest in Och-Ziff Operating Group
*33.7% of total combined voting power in Och-Ziff Capital Management Group LLC
Partners and Ziffs(2)
Och-Ziff Capital Management Group LLC (NYSE: OZM)
100% Och-Ziff Operating Group A Units
*68.1% of the equity interests in Och-Ziff Operating Group
*limited partner interest
*exchangeable for Och-Ziff Capital Management Group LLC Class A Shares (subject to vesting, minimum retained ownership requirements and transfer restrictions)
100%
100%
Och-Ziff Corp
Och-Ziff Holding
Sole General Partner
100% Och-Ziff Operating Group B Units(4)
*31.9% of the equity interests in Och-Ziff Operating Group
*limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units(4)
*31.9% of the equity interests in Och-Ziff Operating Group
*limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units(4)
*31.9% of the equity interests in Och-Ziff Operating Group
*limited partner interest
Och-Ziff Operating Group(5)(6)
OZ Management
OZ Advisors I
OZ Advisors II

(1)	This diagram does not give effect to 6,920,249 Class A restricted share units, or “RSUs,” that were outstanding as of December 31, 2011, and which were granted to our partners, managing directors, other employees and the independent members of our Board of Directors.

(2)	Mr. Och, the other partners and the Ziffs hold Och-Ziff Operating Group A Units representing 35.5%, 27.3% and 5.3%, respectively, of the equity in the Och-Ziff Operating Group, excluding the 1,972,626 Class A Shares collectively owned directly by Mr. Och and certain other executive officers. Our partners also hold Class C Non-Equity Interests and Och-Ziff Operating Group D Units as described below in notes (5) and (6).

(3)	Mr. Och holds Class B Shares representing 37.5% of the voting power of our Company and the other partners hold Class B Shares representing 28.8% of the voting power of our Company. Our partners have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. In addition, Mr. Och controls an additional 0.3% of the combined voting power through his direct ownership of 1,425,400 Class A Shares. The Ziffs do not hold any of our Class B Shares and, therefore, will only have voting power in our Company to the extent they exchange their Och-Ziff Operating Group A Units for Class A Shares and retain such Class A Shares.

(4)	The Och-Ziff Operating Group Equity Units have no preference or priority over other securities of the Och-Ziff Operating Group (other than the Och-Ziff Operating Group D Units to the extent described above) and, upon liquidation, dissolution or winding up, will be entitled to any assets remaining after payment of all debts and liabilities of the Och-Ziff Operating Group.

(5)	Class C Non-Equity Interests represent non-equity interests in the Och-Ziff Operating Group entities. No holder of Class C Non-Equity Interests will have any right to receive distributions on such interests. Our partners hold all of the Class C Non-Equity Interests, which may be used for discretionary income allocations, if any, in the future.

(6)	The Och-Ziff Operating Group D Units, which represent an approximately 0.8% profits interest in the Och-Ziff Operating Group, are not considered equity interests for GAAP purposes.

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

Employees

As of December 31, 2011, our worldwide headcount was 434 (including 63 in the United Kingdom and 47 in Asia), with 131 investment professionals (including 35 in the United Kingdom and 29 in Asia). As of this date, we had 17 partners and 54 managing directors.

Regulatory Matters

Our business is subject to extensive regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. As an investment adviser registered under the Investment Advisers Act of 1940, as amended, which we refer to as the “Advisers Act,” and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, which we refer to as “ERISA.” Our

European and Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the U.K. Financial Services Authority, the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India. Currently, governmental authorities in the United States and in the other countries in which we operate have proposed additional disclosure requirements and regulation of hedge funds and other alternative asset managers. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Relating to Our Business—Increased regulatory focus could result in additional burdens on our business.”

Global Compliance Program

We have implemented a global compliance program to address the legal and regulatory requirements that apply to our company-wide operations. We registered as an investment adviser with the SEC in 1999. Since that time, our affiliated companies have registered with the U.K. Financial Services Authority, the Securities and Futures Commission in Hong Kong, the Securities and Exchange Board of India, as well as other regulatory bodies. We have structured our global compliance program to address the requirements of each of these regulators, as well as the requirements necessary to support our global securities trading operations. Our compliance program includes comprehensive policies and supervisory procedures that have been implemented to monitor compliance with these requirements. All employees attend mandatory compliance training to remain informed of our policies related to matters such as the handling of material non-public information and employee securities trading. In addition to a robust internal compliance framework, we have strong relationships with a global network of local attorneys specializing in compliance matters to help us quickly identify and address compliance issues as they arise.

Our Executive Officers

Set forth below is certain information regarding our executive officers as of the date of this filing.

Daniel S. Och, 51, is the founder of the Och-Ziff Capital Management Group. Mr. Och serves as Och-Ziff’s Chief Executive Officer and Chairman of the Board of Directors and the Partner Management Committee. Prior to founding Och-Ziff in 1994, Mr. Och spent eleven years at Goldman, Sachs & Co. He began his career in the Risk Arbitrage Department, and later responsibilities included Head of Proprietary Trading in the Equities Division and Co-Head of U.S. Equities Trading. Mr. Och holds a B.S. in Finance from the Wharton School of the University of Pennsylvania.

Joel M. Frank, 56, is Chief Financial Officer and Senior Chief Operating Officer of Och-Ziff, and is a member of Och-Ziff’s Board of Directors and Partner Management Committee. Prior to joining Och-Ziff at its inception in 1994, Mr. Frank was with Rho Management Company, Inc. as its Chief Financial Officer from 1988 to 1994. He was previously with Manufacturers Hanover Investment Corporation from 1983 to 1988 as Vice President and Chief Financial Officer and with Manufacturers Hanover Trust from 1977 to 1983. Mr. Frank holds a B.B.A. in Accounting from Hofstra University and an M.B.A. in Finance from Fordham University. He is a C.P.A. certified in the State of New York.

David Windreich, 54, is Head of U.S. Investing for Och-Ziff and is a member of Och-Ziff’s Board of Directors and Partner Management Committee. Prior to joining Och-Ziff at its inception in 1994, Mr. Windreich was a Vice President in the Equity Derivatives Department of Goldman, Sachs & Co. He began his career at Goldman Sachs in 1983 and became a Vice President in 1988. Mr. Windreich holds both a B.A. in Economics and an M.B.A. in Finance from the University of California, Los Angeles.

Michael L. Cohen, 40, is Head of European Investing for Och-Ziff, is a member of Och-Ziff’s Partner Management Committee and helps manage Och-Ziff’s London office. Prior to joining Och-Ziff in 1997, Mr. Cohen was with Franklin Mutual Advisory as an Equity Research Analyst and with CS First Boston as an Investment Banking Analyst specializing in the financial services sector. Mr. Cohen holds a B.A. in Economics from Bowdoin College.

Zoltan Varga, 38, is Head of Asian Investing for Och-Ziff, is a member of Och Ziff’s Partner Management Committee and helps manage Och-Ziff’s Hong Kong office. Prior to joining Och-Ziff in 1998, Mr. Varga was with Goldman, Sachs & Co. as an Investment Banking Analyst in the Mergers and Acquisitions Department. Mr. Varga holds a B.A. in Economics from DePauw University.

Harold A. Kelly, 48, is Head of Global Convertible and Derivative Arbitrage for Och-Ziff and is a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 1995, Mr. Kelly spent seven years trading various financial instruments and held positions at Cargill Financial Services Corporation, Eagle Capital Management, Merrill Lynch International, Ltd. and Buchanan Partners, Ltd. Mr. Kelly holds a B.B.A. in Finance and also holds an M.B.A. and a Ph.D. in Business Administration from The University of Georgia.

Jeffrey C. Blockinger, 42, is Chief Legal Officer, Chief Compliance Officer and Secretary of Och-Ziff. Prior to joining Och-Ziff in April 2005, Mr. Blockinger was with Schulte, Roth and Zabel LLP from April 2003 to April 2005, Crowell & Moring LLP from January 2002 to April 2003 and Morgan, Lewis & Bockius LLP from September 1996 to January 2002. Mr. Blockinger holds a B.A. in Political Science from Purdue University and a J.D. from the University of Miami School of Law. Mr. Blockinger is admitted to the bars of New York and the District of Columbia.

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

Our business has been and may be adversely affected by global economic and market conditions, which can change rapidly and which we cannot predict or control. A recurrence of the adverse conditions experienced during the financial crisis in 2008 to 2009 would adversely affect our business and financial condition.

As a global alternative asset manager, we seek to generate consistent, positive, absolute returns for the investors in our funds. Our ability to do this has been and may be materially impacted by conditions in the global financial markets and economic conditions generally. The financial crisis that began in the second half of 2008 resulted in significant global market turbulence, a lack of liquidity and substantial declines in the values of most asset classes worldwide. While these conditions have generally stabilized and improved since the first quarter of 2009, the global financial markets and economies have not fully recovered, adverse conditions resulting from the crisis continue to persist and certain businesses continue to be negatively impacted by events both leading to and resulting from the crisis. There continues to be broad concern about the trajectory of the global economy, including European sovereign debt issues, geopolitical uncertainties, regulatory uncertainty with respect to the operation of, and certain participants in, the global financial markets, and continued levels of risk averseness within institutional and other investment communities. Conditions affecting global economic and financial conditions are inherently outside of our control, can change rapidly and cannot be predicted, but can adversely impact in a material way our funds’ investment performance and ability to retain and attract new assets under management, which in turn may slow or reduce the long-term growth of our business and adversely impact the price of our Class A Shares. If the prevailing economic, market and business conditions remain uncertain or worsen, we could experience continuing or increased adverse effects on our business, financial condition or results of operations.

The financial crisis, together with widely publicized scandals involving certain financial institutions, had an adverse impact on the hedge fund industry. The industry experienced significant losses in assets under management as a result of these events and, while the industry experienced inflows during 2011, it may not be able to maintain these gains or achieve pre-crisis growth rates, even if market and economic conditions continue to improve. Our business may be adversely impacted by negative trends impacting the hedge fund industry as a whole, even if our business operations and infrastructure and fund performance can be positively differentiated from other hedge fund industry participants.

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

An investment in our Class A Shares is not an alternative to an investment in any of our funds, and the returns of our funds should not be considered as indicative of any returns expected on our Class A Shares, although poor investment performance of, or lack of capital flows into, the funds we manage could have a materially adverse impact on our revenues and, therefore, the returns on our Class A Shares.

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

Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each fiscal year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds as of the relevant measurement period, which generally is as of the end of each calendar year; however, as of December 31, 2011 with respect to 18.0% of assets under management, the measurement period can be three years or longer depending on how the assets are invested. A portion of these assets under management earn incentive income at the end of a three-year measurement period, which may occur on dates other than December 31. Moreover, in a typical year, we determine the amount of our annual discretionary cash bonus during the fourth quarter as we determine our incentive income for that year. Because this bonus is variable and discretionary, it can exacerbate the volatility of our results. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the values of our funds’ investments, other changes in the amount of assets under management, changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions. Such variability and unpredictability may lead to volatility or declines in the price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period.

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

In addition, all of our hedge funds have “perpetual high-water marks.” This means that if a fund investor experiences losses in a given year, we will not be able to earn incentive income with respect to such investor’s investment unless and until our investment performance surpasses the perpetual high-water mark. The incentive income we earn is therefore dependent on the net asset value of each fund investor’s investment in the fund. Investors in our funds for the year ended December 31, 2011 generally experienced losses, resulting in a high-water mark for such investors. Accordingly, our funds’ investment performance in 2012 will have to exceed those high-water marks in order for us to earn incentive income in 2012. As a result, we may not earn incentive income in 2012 or until our investment performance surpasses the high-water marks for those funds. Failure to earn incentive income as a result of these high-water marks may adversely impact our financial condition and operations, including our ability to make distributions to our Class A Shareholders. In addition, incentive income distributions from our real estate and certain other funds is subject to clawback obligations generally measured as of the end of the life of a fund, which means that we are required to repay amounts to a fund to the extent we have received excess incentive income distributions during the life of the fund relative to the aggregate performance of the fund. We cannot predict when realization events will occur or whether, upon occurrence, these investments will be profitable.

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

If our investment performance, including the level and consistency of returns or other performance criteria, does not meet the expectations of our fund investors, it will be difficult for our funds to retain or raise capital and for us to grow our business. Additionally, even if our fund performance is strong it is possible that we will not be able to attract additional capital. Further, the allocation of increasing amounts of capital to alternative investment strategies over the long term by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving consistent, positive returns. Competition for investors is based on a variety of factors, including:

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

Our term loans may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.

We entered into a credit agreement for a term loan (the “2007 Term Loan”) that was used to purchase interests in our real estate business and to make distributions to our partners prior to the 2007 Offerings. We also entered into a separate credit agreement for delayed draw term loans (the “Delayed Draw Term Loan”) that were used in part to fund the buyback of a portion of our 2007 Term Loan and that will be used to repay the remaining indebtedness outstanding under our 2007 Term Loan at maturity. The 2007 Term Loan, which matures in July 2012, and the Delayed Draw Term Loan, which matures in November 2016, are evidenced by separate credit agreements for OZ Management, OZ Advisors I, OZ Advisors II and certain of their subsidiaries (collectively, the “Och-Ziff Operating

Group Credit Parties”), each of which contains a number of restrictive covenants which collectively impose significant operating and financial restrictions on the Och-Ziff Operating Group Credit Parties, including restrictions that may limit their ability to engage in acts that may be in our long-term best interests. The restrictions in the credit agreements include, among other things, limitations on the ability of the Och-Ziff Operating Group Credit Parties to:

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

Additionally, our credit agreement for the Delayed Draw Term Loan includes two financial maintenance covenants relating to assets under management and an economic income leverage ratio.

Each credit agreement also identifies a number of events that, if they occurred, would constitute an event of default under such credit agreement.

A failure by any of the Och-Ziff Operating Group Credit Parties to comply with the covenants or amortization requirements—or upon the occurrence of other defaults or events of default—specified in the credit agreements could result in an event of default under each credit agreement, which would give the 2007 Term Loan lenders and the Delayed Draw Term Loan lenders the right to declare the 2007 Term Loan and/or all indebtedness outstanding under the Delayed Draw Term Loan, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the 2007 Term Loan lenders and the Delayed Draw Term Loan lenders would have the right to proceed against the collateral the Och-Ziff Operating Group Credit Parties granted to them, which consists of substantially all the assets of the Och-Ziff Operating Group Credit Parties. If the debt under either or both of the credit agreements were to be accelerated, the Och-Ziff Operating Group Credit Parties may not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse affect on our business, results of operations and financial condition. For more detail about risks relating to any refinancing, repurchasing or repayment of our term loans, see “—An increase in our borrowing costs may materially adversely affect our earnings and liquidity.” For more detail regarding the credit agreements, their terms and the current status of compliance with each credit agreement by the Och-Ziff Operating Group Credit Parties, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations.”

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

Our ability to retain and attract partners, managing directors and other investment professionals is critical to the success and growth of our business.

Our investment performance and ability to successfully manage and expand our business, including into new geographic areas, is largely dependent on the talents and efforts of highly skilled individuals, including our partners, managing directors and other investment professionals. Accordingly, our future success and growth depend on our ability to retain and motivate our partners and other key personnel and to strategically recruit, retain and motivate new talent. We may not be successful in our efforts to recruit, retain and motivate the required personnel as the global market for qualified investment professionals is extremely competitive, particularly in cases where we are competing for qualified personnel in geographic or business areas where our competitors have a significantly greater presence or more extensive experience. We compete intensely with businesses both within and outside the alternative asset management industry for highly talented and qualified personnel. Accordingly, in order to retain and attract talent, our total compensation and benefits expense could increase to a level that may materially adversely affect our profitability and reduce our cash available for distribution to our partners and Class A Shareholders.

After November 2012, there will no longer be any vesting conditions or restrictions on exchanges by our pre-IPO partners of their Och-Ziff Operating Group A Units for Class A Shares or cash under our Exchange Agreement, and transfers to effect such exchanges will be unrestricted, subject to minimum ownership requirements and minimum exchange requirements. In order to motivate and retain our existing partners or to attract new partners, we will consider different options, which may include issuing substantial additional equity interests in our business to such partners; establishing other compensation programs; and incurring significant additional other expenses. These options may cause dilution to existing Class A Shareholders, which could be significant, and may also adversely affect our profitability thereby reducing amounts available for distribution to our Class A Shareholders. If we are unable to retain the services of any of our partners, the loss of their services could have a material adverse effect on our business and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future.

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

Our assets under management grew from approximately $6.2 billion as of December 31, 2001 to $33.4 billion as of December 31, 2007. As of December 31, 2008, our assets under management had declined to $27.0 billion, due to investment losses and redemptions experienced by our funds during the financial crisis that began in the second half of 2008. Assets under management further declined to $23.1 billion as of December 31, 2009, primarily due to fund investor redemptions in the first half of 2009. As of December 31, 2011, our assets under management were approximately $28.8 billion.

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

Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the Advisers Act and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the New York Stock Exchange (“NYSE”), we are subject to the rules and regulations of the NYSE. As a registered commodity pool operator (“CPO”) and a registered commodity trading advisor (“CTA”), we are subject to regulation and oversight by the United States Commodities Futures Trading Commission (“CFTC”) and the National Futures Association. In addition, we are subject to regulation by the Department of Labor under ERISA. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India.

The regulatory bodies with jurisdiction over us have the authority to grant, and in specific circumstances to cancel, permissions to carry on our business and to conduct investigations and administrative proceedings. Such investigations can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our funds’ exemption from compliance with the 1940 Act could result in investigations, sanctions and reputational damage. Our funds are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or to fail to gain new investors. Furthermore, the legal, technology and other costs associated with regulatory investigations could increase to such a level that they could have a material impact on our results.

In addition, we regularly rely on exemptions or exclusions from various requirements of the Securities Act, the Exchange Act, the 1940 Act, the Commodity Exchange Act and ERISA in conducting our asset management activities. These exemptions or exclusions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions or exclusions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially adversely affected. Certain of the requirements imposed under the 1940 Act, the Advisers Act, ERISA and by non-U.S. regulatory authorities are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect holders of our Class A Shares. At any time, the regulations applicable to us may be amended or expanded by the relevant regulatory authorities. If we are unable to correctly interpret and timely comply with any amended or expanded regulatory requirements, our business could be adversely impacted in a material way.

Increased regulatory focus could result in additional burdens on our business.

The financial industry is becoming more highly regulated. Legislation has been introduced in recent years by both U.S. and foreign governments relating to financial markets and institutions, including alternative asset management firms, that would result in increased oversight and taxation. There has been, and may continue to be, a related increase in regulatory investigations of the trading and other investment activities of alternative investment funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposes significant new regulations on the U.S. financial services industry, including aspects of our business and the markets in which we operate. The Dodd-Frank Act imposes a wide array of regulations covering, among other things: (i) oversight and regulation of systemic market risk (including the power to liquidate certain financial institutions); (ii) the ability of the Federal Reserve to regulate certain non-bank financial institutions and to prohibit insured depositary institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds; (iii) new registration, recordkeeping and reporting requirements for private fund investment advisers; (iv) minimum equity retention requirements for issues of asset-backed securities; (v) the establishment of a new bureau of consumer financial protection; and (vi) new requirements and higher liability standards for credit rating agencies.

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

We may be directly affected by the Derivatives Title and its rules because (i) funds we manage trade in Swaps which will be subject to the Derivatives Title and its rules, (ii) we and/or funds we manage may become subject to increased regulation as major swap participants and/or major security-based swap participants, (iii) we and/or funds we manage may be subject to position limits with respect to certain types of exchange-listed instruments and Swaps that are based on certain underlying physical commodities, and (iv) we and/or funds we manage may become subject to additional rules promulgated by the SEC and the CFTC under the Derivatives Title. We may be indirectly affected by the Derivatives Title and its rules due to changes in the marketplace for Swaps resulting therefrom, and while some such indirect effects could be positive, such as increased transparency and better pricing in the Swaps markets, other indirect effects could be negative, such as fewer Swaps dealers and decreased liquidity.

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

Many provisions of the Derivatives Title were scheduled to become effective on the later of July 16, 2011 or, to the extent a provision requires a rulemaking, not less than 60 days after publication of the final rule. However, certain key concepts, processes and issues under the Derivatives Title that were to be defined or addressed by the relevant regulators, primarily the CFTC and the SEC, have not yet been defined or addressed in final form. Consequently, the CFTC and the SEC have taken measures to provide temporary relief from certain of these undefined or unaddressed provisions of the Derivatives Title that would have otherwise taken effect beginning on July 16, 2011. Many, if not most, of the requirements from which the CFTC and the SEC have provided relief are likely to be gradually implemented during the course of 2012. However, it is still likely to be a number of months before there is greater clarity on these key aspects of the Derivatives Title, including some of those aspects summarized above, that could potentially affect our funds and our business. At this time we cannot fully predict what impact the Derivatives Title will have on us, the funds we manage, our counterparties, the financial services industry or the markets, although it will likely have a meaningful impact on the financial services industry and the markets.

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

Furthermore, the Dodd-Frank Act required the SEC and the CFTC to implement more expansive regulations concerning whistleblowers. The SEC and the CFTC have each adopted rules under this requirement, establishing reward programs for persons who bring information to the SEC or the CFTC. To receive a reward under these programs, the information must “lead to the successful enforcement” of a judicial or administrative action brought by the SEC or CFTC that results in a monetary sanction of $1 million or more against a public company for a violation of the securities laws or the Commodity Exchange Act, respectively. While it is too soon to predict the full effect of these rules, they may result in increased regulatory inquiries or investigations by the SEC or the CFTC. Such inquiries or investigations could impose significant additional expense on us, require the attention of senior management and result in negative publicity and harm to our reputation.

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

Over the past several years, a number of legislative and administrative proposals have been introduced and, in one case, passed by the U.S. House of Representatives that could preclude us from qualifying as a partnership for U.S. federal income tax purposes and could subject certain income and gain to tax at increased rates. In May 2010, the U.S. House of Representatives passed H.R. 4213, the American Jobs and Closing Tax Loopholes Act of 2010. Similar versions of the legislation were considered by the U.S. Senate. On September 12, 2011, the Obama administration submitted similar legislation to Congress in the American Jobs Act, a version of which was recently proposed in the U.S. House of Representatives. The proposed legislation contains a provision that, if enacted, would have the effect of treating some or all of the income recognized from “carried interests” as ordinary income and would treat such income as non-qualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes, after a 10-year transition period. In addition, versions of the proposed legislation could, if enacted, prevent us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis.

Further, holders of Class A Shares could be subject to tax on our conversion into a corporation after the transition period. The proposed legislation could also increase the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain.

The European Directive on Alternative Investment Fund Managers (the “AIFMD”) became effective on July 21, 2011. Member States of the European Union (the “EU”) are required to implement the AIFMD by July 22, 2013. The AIFMD’s legislative process is not yet complete. The European Commission is still to make a number of secondary laws after considering the advice of the European Securities and Markets Authority (“ESMA”). The AIFMD and its associated implementation process is complex and key aspects of it remain unclear and subject to new interpretation.

The AIFMD will impose significant new regulatory requirements on alternative investment fund managers (“AIFMs”), operating within the EU, including with respect to required regulatory authorizations, conduct of business, regulatory capital, valuations, disclosures and marketing. Under a staged implementation expected to take place from July 2013 and then from the latter half of 2015, AIFMs who are organized in the EU (“EU AIFMs”) or non-EU AIFMs who manage alternative investment funds (“AIFs”) organized in the EU (“EU AIFs”) will become subject to significant restrictions, including the requirement that the AIFMs comply with the requirements of the AIFMD. These requirements include: risk management—in particular, liquidity risks; the management and disclosure of conflicts of interest; the fair valuation of assets; the appointment of a depositary in respect of each EU AIF’s assets; the remuneration policies of the AIFM; and the jurisdiction of organization of non-EU AIFMs satisfying certain conditions with regard to regulatory standards, cooperation and transparency. Should we manage an EU organized AIF from July 2013, such rules, assuming they apply in full to our business, could impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility. National private placement regimes will be available up to at least 2018 for non-EU AIFMs who market EU AIFs, however, in the event that national regulators decide to use powers to impose further marketing restrictions, our ability to raise funds in Europe could still be reduced.

Where both the principal investment adviser to a non-EU AIF is organized outside the EU, and that non-EU investment adviser appoints a sub-adviser that is organized in the EU to manage some of the AIF’s assets—but retains responsibility for the management of the AIF itself, both the non-EU investment adviser and the EU sub-adviser should (at least until 2018) be subject only to the marketing requirements in the AIFMD (and not the full requirements described above), on the basis that only the non-EU AIFM, not the EU sub-adviser, is the AIFM for the purposes of the AIFMD. Consequently, such persons should (at least until 2018) be able to continue to market AIFs in the EU on the basis of existing national private placement exemptions provided that certain conditions are satisfied and that national regulators do not impose further restrictions. The conditions are that the AIFM complies with certain additional transparency requirements requiring disclosures to investors in the AIF and to EU regulators; the AIFM also complies with requirements relating to the acquisition of substantial stakes in EU companies; and the jurisdictions in which the non-EU AIFM and the relevant AIF are organized satisfy certain conditions with regard to regulatory standards, cooperation and transparency. From in or around 2018 onwards, national private placement regimes will be phased out, in which case such persons would, thereafter, need to comply with the AIFMD in full in order to be able to continue to market their AIFs within the EU. Again, such rules could, if they start to apply in full to our business, potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility and our ability to raise funds within the EU. These rules could apply in full in 2013 (if the position regarding EU sub-advisers is clarified contrary to our current interpretation), or from some point between September 2015 and 2018 (if national placement regimes are phased out earlier than expected), or at some point after the beginning of 2018 (when private placement regimes are in fact expected to be phased out).

The regulatory environment in Europe is changing in response to the financial crisis. Measures, if and when implemented, such as the draft revisions to the current Markets in Financial Instruments Directive regime (which includes proposals on intermediary remuneration, derivatives trading, pre- and post-trade transparency and the banning of certain products), the draft EMIR regulation (dealing with OTC derivatives) and the Solvency II directive (which applies new capital charges on insurers for fund investments) could have direct and indirect effects on our business. Finally, recent changes to the UCITS directive through UCITS IV and further proposed changes through the UCITS V process could have direct and indirect business effects.

Due to regulatory or legislative action taken by regulators around the world as a result of the financial crisis, taking short positions on certain securities has been restricted. The levels of restriction vary across different jurisdictions and are subject to change over time, including in the short term. These restrictions vary from outright prohibition, disclosure to local regulators and disclosure to the public markets. Such restrictions have made it difficult and in some cases impossible for numerous market participants either to continue to implement their investment strategies or to control the risk of their open positions. In particular, on February 13, 2012, the European Union adopted a regulation on short selling and certain aspects of credit default swaps (the “Regulation”), which is due to come into effect on November 1, 2012. It will restrict uncovered short sales in shares, sovereign debt and sovereign debt-related credit default swaps. The Regulation will also require persons with net short positions in shares, sovereign debt or uncovered sovereign debt credit default swaps to notify the relevant EU national regulator and publicly disclose details of specific positions which reach or fall below certain thresholds. The relevant EU national regulator and ESMA are also given power to restrict short-selling in exceptional situations. Much of the detailed requirements supporting the Regulation will be set out in delegated acts which are yet to be made by the European Commission.

On September 28, 2011, the European Commission published draft legislation and guidance announcing the implementation of an EU-wide financial transactions tax (“FTT”). The essence of the FTT is that a wide range of financial transactions would be taxed at a minimum percentage by reference to the price of the transaction. It was announced that the FTT would be in force from January 1, 2014 but there is currently significant uncertainty as to whether it will be implemented, because several EU governments, including the UK, are publicly opposed to its implementation, and partial implementation within the EU faces legal obstacles. If implemented, it would have a global impact because it would apply to all financial transactions where a financial institution is involved (as principal or agent, which includes a fund manager acting as agent for a fund) and one of the parties (whether the financial institution or its counterparty) is in the EU. The FTT would therefore introduce additional systemic costs to investing, trading and hedging activities where an EU-based counterparty and a financial institution is involved.

The uncertainty within the global financial services business, including the alternative asset management business, concerning the regulations yet to be finalized under the Dodd-Frank Act, provisions included in the proposed tax legislation described above, the AIFMD and other outstanding legislation may continue to adversely impact aspects of the global financial markets and, accordingly, our business. We may also be adversely affected if additional legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. Such changes could place limitations on the type of investor that can invest in alternative asset funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by alternative asset managers as well as their funds. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with additional new laws or regulations could be difficult and expensive and affect the manner in which we conduct business, which could have adverse impacts on our results of operations.

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

There is a risk that our partners, employees, joint venture partners, consultants or agents could engage in misconduct that materially adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets we manage as well as our status as a public company with securities listed on the NYSE. The violation of these obligations and standards by any of our partners, employees, joint venture partners, consultants or agents could materially adversely affect our investors, both in our funds and in our Class A Shares, and us. In addition to these numerous and complex obligations, our business requires that we properly deal with confidential matters of great significance to companies in which we may invest or with which we otherwise do business. If our partners, employees, joint venture partners, consultants or agents were improperly to use or disclose confidential information, we could be subject to litigation, regulatory investigations or sanctions and suffer serious harm to our reputation, financial position and current and future business relationships. Furthermore, there have been a number of recent highly publicized cases involving fraud or other misconduct by employees in the financial services industry generally and there can be no assurance that we will not suffer from similar employee misconduct. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity have not been and may not be effective in all cases. If one of our partners, employees, joint venture partners, consultants or agents were to engage in misconduct or were to be accused of such misconduct, even if such allegations were unsubstantiated, our business and our reputation could be materially adversely affected.

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

Changes in the credit markets may negatively impact our ability to refinance our term loans or our ability to otherwise obtain attractive financing for our business, and may increase the cost of such financing if it is obtained, which would lead to higher interest expense or, with respect to our funds, lower-yielding investments, either of which would decrease our earnings. An increase in our borrowing costs may materially adversely affect our earnings and liquidity.

Our 2007 Term Loan will mature in July 2012, prior to which time we plan to make a borrowing of Delayed Draw Term Loan to repay in full our 2007 Term Loan. Our Delayed Draw Term Loan will mature in November 2016, at which time we will be required to either refinance it by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repurchase or repay the Delayed Draw Term Loan by using cash on hand or cash from the sale of our assets, which would reduce amounts available for compensation of our employees or distribution to our Class A Shareholders and our partners. No assurance can be given that we will be able to enter into new facilities or issue equity in the future on attractive terms, or at all. Our term loans are LIBOR-based floating-rate obligations and the interest expenses we incur vary with changes in the applicable LIBOR reference rates. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk,” for additional information regarding the impact that a change in LIBOR would have on our annual interest expenses associated with our debt obligations.

We also hold a note payable on our corporate aircraft, the balance of which is due at maturity on May 25, 2014. The note bears interest at LIBOR plus 2.35%. The terms of the note require us to comply with certain covenants relating to minimum assets under management and revenues, among other items. We may determine to repay, repurchase or renegotiate the terms and conditions of the note. No assurance can be given that any refinancing would be available in the future on attractive terms. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations” for additional information regarding the aircraft loan.

Following the financial crisis, during which there was a significant lack of liquidity available in the global markets, the markets for debt financing contracted. As a general matter, large commercial banks and other lenders subsequently have demanded higher rates, more restrictive covenants and generally more onerous terms (including posting additional collateral) in order to provide financing or credit, and in some cases will not provide any financing to entities that received or would have received credit prior to the financial crisis. As our term loans and, with respect to our funds, other committed secured credit facilities expire, or if our lenders fail, we will need to replace them by entering into new facilities or finding other sources of liquidity.

To the extent that the debt financing markets make it difficult or impossible to for us to refinance our term loans, we may be unable to repay the term loans upon maturity and may be forced to surrender assets to the lenders, sell assets, undergo a recapitalization or seek bankruptcy protection, and substantial doubt may be raised as to our status as a going concern. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations” for a discussion of our term loans and overall liquidity position.

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

A recurrence of significant disruption and volatility in the global financial markets and economies could impair the investment performance of our funds. Additionally, we may not be able to raise capital for existing or new funds during, or even following, periods of market instability. Although we seek to generate consistent, positive, absolute returns across all market cycles, our funds have been and may be materially affected by conditions in the global financial markets and economic conditions. The global market and economic climate may become increasingly uncertain due to numerous factors beyond our control, including but not limited to, concerns related to unpredictable global market and economic factors, regulatory uncertainty, rising interest rates, inflation or deflation, the availability of credit, performance of financial markets, terrorism or political uncertainty.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the financial crisis, including the recent sovereign debt crisis in Europe, and resulting impairment or insolvency of a number of major financial institutions that serve as counterparties for derivative contracts and other financial instruments with our funds. The consolidation or elimination of counterparties may also result in concentration of counterparty risk. In addition, counterparties have generally reacted to the ongoing market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available to our funds and increasing the costs of borrowing.

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

Our funds and certain of our counterparties may have direct or indirect credit exposure to sovereign debt of non-U.S. countries, and disruptions in these economies could have a negative effect on the performance of our funds or our financial performance.

The financial markets continue to reflect concern and a loss of investor confidence globally about the ability of certain countries to finance their deficits and service growing debt burdens amid difficult economic conditions. The potential for insolvency has led to financial rescue measures for Greece and Ireland by Euro-zone countries and the International Monetary Fund. The actions required to be taken by those countries as a condition to rescue packages, and by other countries to mitigate similar developments in their economies, have resulted in increased political and economic discord within and among Euro-zone countries. The interdependencies among European economies and financial institutions have also exacerbated concern regarding the stability of European financial markets generally and certain institutions in particular. Our funds have and may continue to have exposure to non-U.S. sovereign debt, including the debt of a number of European countries whose credit ratings have been downgraded or placed under review in recent months by one or more major rating agencies. Given the scope of our global operations and our exposure to a wide array of counterparties, some of whom may have exposure to the economies of non-U.S. countries, there can be no assurance that persistent or unexpected disruptions in the global financial markets related to, directly or indirectly, non-U.S. sovereign debt will not have a negative impact on our operations or financial performance.

Risk management activities may materially adversely affect the return on our funds’ investments.

When managing our funds’ exposure to market risks, we may from time to time use hedging strategies and various forms of derivative instruments to limit the funds’ exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging transactions generally will depend on our ability to correctly assess the degree of correlation between price movements of the hedging instrument, the position being hedged, and the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. For a variety of reasons, we may not seek or be successful in establishing a perfect correlation between the instruments used in a hedging or other derivative transaction and the position being hedged. An imperfect correlation could prevent us from achieving the intended result and could give rise to a loss. Also, it may not be possible to fully or perfectly limit our exposure against all changes in the value of our investment because the value of investments is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge.

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

•

Credit risk may be exacerbated by a default by any one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” could have a further material adverse effect on the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the funds transact on a daily basis. Although the U.S. government, including the U.S. Treasury Department and the Federal Reserve, has taken significant actions to prevent a systemic collapse, no assurance can be given that such actions will be sufficient or successful in all cases.

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

As of December 31, 2011, our partners control approximately 66.8% of the combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares and Mr. Och’s and certain other executive officers ownership of Class A Shares purchased on the open market. Each of our partners that owns Class B Shares has granted to the Class B Shareholder Committee, the sole member of which is currently our founder, Mr. Och, an irrevocable proxy to vote all of their Class B Shares as the Committee may determine in its sole discretion. This proxy will terminate upon the later of Mr. Och’s withdrawal, death or disability, or such time as our partners hold less than 40% of our total combined voting power. Accordingly, Mr. Och currently has the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, he currently is able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. The control of voting power by Mr. Och could deprive Class A Shareholders of an opportunity to receive a premium for their Class A Shares as part of a sale of our Company, and might ultimately affect the market price of the Class A Shares. Upon Mr. Och’s withdrawal, death or disability, the Class B Shareholder Committee will consist of either the remaining members of the Partner Management Committee, who shall act by majority vote in such capacity, or a partner elected by majority vote of the remaining members of the Partner Management Committee to serve as the sole member of the Class B Shareholder Committee.

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

Our operating agreement also provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us other than in instances of fraud, gross negligence and willful misconduct. Accordingly, unless our officers or directors commit acts of fraud, gross negligence or willful misconduct, our shareholders may not have remedies available against such individuals under applicable law. Under the DGCL, in contrast, a director or officer would be liable to us for: (i) breach of duty of loyalty to us or our shareholders; (ii) intentional misconduct or knowing violations of the law that are not done in good faith; (iii) improper redemption of stock or declaration of a dividend; or (iv) a transaction from which the director derived an improper personal benefit.

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

As of December 31, 2011, our partners held 62.8% of the equity in the Och-Ziff Operating Group directly through Och-Ziff Operating Group A Units, rather than through ownership of our Class A Shares. Because they hold their economic interests in our business directly through the Och-Ziff Operating Group, our partners may have conflicting interests with holders of Class A Shares or with us. For example, our partners will have different tax positions from holders of our Class A Shares which could influence decisions of the Class B Shareholder Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our partners and the Ziffs under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our partners’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.

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

Because we have historically earned and recognized most of our incentive income in the fourth quarter of each year, we anticipate that quarterly distributions in respect of the first three calendar quarters will be disproportionate to distributions in respect of the last calendar quarter, which will typically be paid in the first calendar quarter of the following year. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our term loans; legal, tax and regulatory restrictions; and other restrictions and implications on the payment of distributions by us to our Class A Shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Any compensatory payments made to our employees, as well as payments that Och-Ziff Corp makes under the tax receivable agreement and distributions to holders of ownership interests in respect of their tax liabilities arising from their direct ownership of ownership interests, will reduce amounts that would otherwise be available for distribution on our Class A Shares. In addition, any discretionary income allocations on any Class C Non-Equity Interests as determined by the Chairman of the Partner Management Committee (or, in the event there is no Chairman, the full Partner Management Committee acting by majority vote) in conjunction with our Compensation Committee, will also reduce amounts available for distribution to our Class A Shareholders. We have granted RSUs to certain partners, our managing directors, other employees, and independent members of our Board of Directors, which accrue distributions to be paid if and when the underlying RSUs vest. Distributions may be paid in cash or in additional RSUs that accrue additional distributions and will be settled at the same time the underlying RSUs vest.

The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware limited liability company, we are not permitted to make distributions if and to the extent that after giving effect to such distributions, our liabilities would exceed the fair value of our assets. In addition, we will not be permitted to make distributions if we are in default under our term loan credit agreements, and the term loans limit the amount of distributions we can pay to our “free cash flow,” as such term is defined in each term loan credit agreement. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.

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

If we are deemed an investment company under the Investment Company Act of 1940, the applicable restrictions could make it impracticable for us to continue our business as contemplated and would have a material adverse impact on the market price of our Class A Shares.

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

The market price of our Class A Shares has been and may continue to be highly volatile and subject to wide fluctuations. In addition, the trading volume in our Class A Shares can be highly variable, which has caused and may continue to cause significant price variations to occur. The market price of our Class A Shares may fluctuate or decline significantly in the future. Some of the primary factors that could negatively affect the price of our Class A Shares or result in fluctuations in the price or trading volume of our Class A Shares include:

•	Reductions or lack of growth in our assets under management, whether due to poor investment performance by our funds or redemptions by investors in our funds;

•	Difficult global market and economic conditions;

•	Loss of investor confidence in the global financial markets and investing in general and in alternative asset managers in particular;

•	Competitively adverse actions taken by other hedge fund managers with respect to pricing, fund structure, redemptions, employee recruiting and compensation;

•	Inability to attract, retain or motivate our partners, investment professionals, managing directors or other key personnel;

•	Inability to repurchase or refinance our term loans either on acceptable terms or at all;

•	Public or other offering of additional Class A Shares;

•	Inability to develop or successfully execute on business strategies or plans;

•	Unanticipated variations in our quarterly operating results or dividends;

•	Failure to meet analysts’ earnings estimates;

•	Publication of negative or inaccurate research reports about us or the asset management industry or the failure of securities analysts to provide adequate coverage of our Class A Shares in the future;

•	Adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	Changes in market valuations of similar companies;

•	Speculation in the press or investment community about our business;

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

The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2011, 139,341,965 Class A Shares were outstanding, 12,170,635 RSUs and other plan interests were outstanding pursuant to the Plan, and approximately 30,620,186 Class A Shares and other plan interests remain available for future grant under the Plan. The Class A Shares reserved under the Plan are increased on the first day of each fiscal year during the Plan’s term by the positive difference, if any, of (i) 15% of the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group A Units for Class A Shares) on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved for issuance under the Plan as of such date.

As of December 31, 2011, our partners and the Ziffs owned an aggregate of 300,898,360 Och-Ziff Operating Group A and D Units. The holder of any Och-Ziff Operating Group A Units generally has the right to exchange each of its Och-Ziff Operating Group A Units for one of our Class A Shares (or, at our option, a cash equivalent), subject to vesting, minimum retained ownership requirements and transfer restrictions. The Och-Ziff Operating Group D Units automatically convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. After November 2012, the fifth anniversary of our IPO, but for certain minimum exchange requirements, there will be no restrictions on exchanges by any of our partners or the Ziffs of their Och-Ziff Operating Group A Units for Class A Shares (except for a portion of the Och-Ziff Operating Group A Units held by certain partners admitted to the Och-Ziff Operating Group following our IPO) under our Exchange Agreement, and transfers to effect such exchanges will be unrestricted. Each partner actively involved with us, including Mr. Och, is required to continue to hold (and may not transfer), during such partner’s active involvement with us and during the two-year period immediately following the date of termination of such partner’s active involvement with us for any reason, 25% of the vested Och-Ziff Operating Group A and D Units received by such partner, without reduction for dispositions. Such minimum ownership requirements may be waived by the Chairman of the Partner Management Committee (or by majority vote of the Partner Management Committee with respect to the Chairman or in the event there is no Chairman).

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

DIC owns 38,138,571 of our Class A Shares, which it purchased from us concurrent with the consummation of our IPO pursuant to a Securities Purchase and Investment Agreement. Under the terms of such agreement, DIC will be permitted to transfer its Class A Shares to any of its controlled affiliates at any time, and on each of the second, third, fourth and fifth anniversaries of the purchase date, the transfer restrictions with respect to 25% of its Class A Shares will terminate. As of December 31, 2011, the transfer restrictions with respect to 75% of DIC’s Class A Shares have terminated. Upon the lapse of these restrictions, DIC will be able to sell these Class A Shares and is entitled to certain registration rights commencing on November 19, 2009. The terms of the Securities Purchase and Investment Agreement restrict DIC and its controlled affiliates from purchasing any additional Class A Shares. We may determine at any time to waive or amend any provisions of the Securities Purchase and Investment Agreement, including the ownership threshold set forth therein.

Our partners’ beneficial ownership of Class B Shares, our shareholders’ agreement, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our partners own all of our Class B Shares, which as of December 31, 2011, represent approximately 66.3% of the total voting power of our Company. In addition, our partners have granted an irrevocable proxy to vote all of such shares to the Class B Shareholder Committee (the sole member of which is currently Mr. Och) as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, under the shareholders’ agreement entered into in connection with the IPO, the Class B Shareholder Committee has approval rights with respect to certain actions of our Board of Directors, including actions relating to a potential change in control, so long as our partners continue to hold at least 40% of our total combined voting power, and has the ability to initially designate five of the seven nominees to our Board of Directors, and, under our operating agreement, the Class B Shareholder Committee will have certain consent rights with respect to structural and other changes involving our Company. See “—Risks Related to Our Organization and Structure—Control by Mr. Och of the combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.”

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

The U.S. federal income tax treatment of holders of the Class A Shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Class A Shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, change the character or treatment of portions of our income (including, for instance, treating carried interest income as entirely ordinary income), affect the tax considerations of an investment in us and adversely affect an investment in our Class A Shares. “Carried interest” is a term often used in the marketplace as a general reference to describe a general partner’s right to receive its incentive income in the form of a profit allocation eligible for capital gains tax treatment (to the extent that the carried interest consists of capital gains). See “—Legislative and administrative proposals have been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules. Our structure also is subject to other potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

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

Legislative and administrative proposals have been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules. Our structure also is subject to other potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

Over the past several years, a number of legislative and administrative proposals have been introduced and, in one case, passed by the U.S. House of Representatives that could preclude us from qualifying as a partnership for U.S. federal income tax purposes and could subject certain income and gain to tax at increased rates. In May 2010, the U.S. House of Representatives passed H.R. 4213, the American Jobs and Closing Loopholes Act of 2010. Similar versions of the legislation were considered by the U.S. Senate. On September 12, 2011, the Obama administration submitted similar legislation to Congress in the American Jobs Act, a version of which was recently proposed in the U.S. House of Representatives. The proposed legislation contains a provision that, if enacted, would have the effect of treating some or all of the income recognized from “carried interests” as ordinary income and would treat such income as nonqualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes, after a 10-year transition period. In addition, versions of the proposed legislation could, if enacted, prevent us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis. Further, holders of Class A Shares could be subject to tax on our conversion into a corporation after the transition period. The proposed legislation could also increase the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain.

States, including New York, have also considered legislation to increase taxes with respect to carried interests. Moreover, as a result of widespread budget deficits, several states are evaluating proposals to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any version of these legislative proposals were to be enacted into law in the form in which it was introduced, or if other similar legislation were enacted or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules or otherwise impose additional taxes, Class A Shareholders would be negatively impacted because we would incur a material increase in our tax liability as a public company from the date any such changes became applicable to us, which could result in a reduction in the value of our Class A Shares.

On February 7, 2012, the Cut Unjustified Tax Loopholes Act was introduced in the U.S. Senate, similar in many respects to legislative proposals from prior years. Among other effects, this proposal would, if enacted in its current form, subject our offshore funds to significant U.S. federal income taxes and potentially state and local taxes, which would materially adversely affect our ability to raise capital from foreign investors and certain tax-exempt investors.

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

Any distributions paid on Class A Shares will not take into account your particular tax situation (including the possible application of the alternative minimum tax) and, therefore, because of the foregoing as well as other possible reasons, may not be sufficient to pay your full amount of tax based upon your share of our net taxable income. In addition, the actual amount and timing of distributions will always be subject to the discretion of our Board of Directors and we cannot assure you that we will in fact pay cash distributions as currently intended. In particular, the amount and timing of distributions will depend upon a number of factors, including, among others:

•	General business and economic conditions and our strategic plans and prospects;

•	Amounts necessary or appropriate to provide for the conduct of our business, including to pay operating and other expenses;

•	Amounts necessary to make appropriate investments in our business and our funds and the timing of such investments;

•	Our actual results of operations and financial condition;

•	Restrictions imposed by our operating agreement and Delaware law;

•	Contractual restrictions, including restrictions imposed by our term loans and payment obligations under our tax receivable agreement;

•	Cash payments to our partners, if any, and compensatory payments made to our employees;

•	The amount of cash that is generated by our investments;

•	Cash needed to fund liquidity requirements;

•	Contingent liabilities; and

•	Other factors that our Board of Directors deems relevant.

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

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our results of operations or financial condition. We may from time to time be involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to scrutiny by the regulatory agencies that have or may in the future have regulatory authority over us and our business activities, which results in regulatory agency investigations and litigation related to regulatory compliance matters. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business.”

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our Class A Shares are listed and traded on the NYSE under the symbol “OZM.” The following table presents information on the high and low last reported sales prices as reported on the NYSE for our Class A Shares for the periods indicated:

	Price Range of Our Class A Shares
	High	Low
2011
First quarter	$17.39	$15.26
Second quarter	$16.42	$13.13
Third quarter	$14.26	$9.03
Fourth quarter	$11.39	$7.43
2010
First quarter	$16.00	$12.59
Second quarter	$18.15	$12.59
Third quarter	$15.69	$12.00
Fourth quarter	$15.98	$13.69

Our Class B Shares are not listed on the NYSE and there is no, and we do not expect there would be any, other established trading market for these shares. All of our Class B Shares are owned by our partners and have no economic rights, but entitle holders to one vote per share on all matters submitted to a vote of our Class A Shareholders.

As of February 17, 2012, there were 14 holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

The following table presents the cash dividends paid on our Class A Shares for the two most recent fiscal years:

Payment Date	Record Date	Dividend per Share
February 28, 2012	February 21, 2012	$0.04
November 28, 2011	November 21, 2011	$0.09
August 22, 2011	August 15, 2011	$0.14
May 19, 2011	May 12, 2011	$0.13
February 25, 2011	February 18, 2011	$0.71
November 18, 2010	November 11, 2010	$0.10
August 19, 2010	August 12, 2010	$0.11
May 11, 2010	April 1, 2010	$0.09
February 18, 2010	December 31, 2009	$0.58

We have historically recognized most of our incentive income and expensed discretionary cash bonuses in the fourth quarter of each year. As a result, quarterly dividends with respect to the fourth quarter are not indicative of quarterly dividends with respect to the first three quarters of the year. Dividends with respect to each quarter are typically paid in the following quarter. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors, which may change our distribution policy at any time. Our ability to make such distributions may be limited by, among other things, contractual restrictions and legal, tax and regulatory restrictions applicable to us and our subsidiaries. For additional information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends and Distributions.”

Recent Sales of Unregistered Securities

During the fourth quarter of 2011, we issued 1,555,498 Class A Shares in exchange for an equal number of Och-Ziff Operating Group A Units to the Ziffs. The Och-Ziff Operating Group A Units surrendered by the Ziffs were automatically canceled upon the exchange. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units were pursuant to the terms of the exchange agreement, which was entered into concurrent with our IPO, by and among Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors I, OZ Advisors II, the partners and the Ziffs, which we refer to as the “Exchange Agreement.” The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(2) of Securities Act.

Item 6.	Selected Financial Data

	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$616,424	$924,503	$743,288	$604,384	$1,501,975
Total expenses	2,040,313	2,099,156	2,158,436	2,057,904	4,703,313
Total other income (loss)	12,665	16,777	77,389	(170,049)	2,461,175
Income taxes	59,581	41,078	37,703	40,066	63,963

Consolidated Net Loss	$(1,470,805)	$(1,198,954)	$(1,375,462)	$(1,663,635)	$(804,126)

Net Income (Loss) Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(1,051,815)	$(904,541)	$(1,078,033)	$(1,153,039)	$110,900

Net Loss Allocated to Class A Shareholders (post-IPO) or Partners’ Equity (pre-IPO)	$(418,990)	$(294,413)	$(297,429)	$(510,596)	$(915,026)

Selected Balance Sheet Data
Cash and cash equivalents	$149,011	$117,577	$73,732	$81,403	$614,159
Assets of consolidated Och-Ziff funds	772,957	441,023	300,604	209,635	159,611
Total assets	2,044,103	2,093,924	2,206,424	2,001,008	3,508,759
Debt obligations	383,685	639,487	652,414	764,889	766,983
Liabilities of consolidated Och-Ziff funds	103,103	27,587	29	—	8
Total liabilities	1,411,738	1,666,287	2,016,743	2,222,144	3,390,059
Shareholders’ deficit attributable to Class A Shareholders	(357,136)	(351,555)	(374,312)	(430,107)	(172,755)
Partners’ and others’ interests in consolidated subsidiaries	989,501	779,192	563,993	208,971	291,455
Total shareholders’ equity (deficit)	632,365	427,637	189,681	(221,136)	118,700

Economic Income Data
Economic Income Revenues—Non-GAAP(1)	$553,476	$876,959	$713,116	$592,835	$1,131,032
Economic Income—Non-GAAP(1)	273,772	566,758	403,679	304,409	818,630

Assets Under Management
Balance—beginning of period	$27,934,696	$23,079,796	$26,954,606	$33,387,455	$22,621,115
Net flows	1,116,442	2,692,705	(8,052,634)	(722,135)	7,591,631
Appreciation (depreciation)	(284,798)	2,162,195	4,177,824	(5,710,714)	3,174,709

Balance—End of Period	$28,766,340	$27,934,696	$23,079,796	$26,954,606	$33,387,455

(1)	These items presented are non-GAAP financial measures that supplement, and should not be considered alternatives to, revenues, net loss or cash flow from operations that have been prepared in accordance with GAAP, and are not necessarily indicative of liquidity or the cash available to fund operations. Please see the discussion on the following page for important disclosures about the use of non-GAAP measures.

Comparability

Prior to the adoption of guidance on noncontrolling interests in consolidated financial statements on January 1, 2009, losses were allocated to partners’ and others’ interests in consolidated subsidiaries to the extent that cumulative losses did not reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. Subsequent to the adoption of the new accounting treatment on January 1, 2009, the Company no longer absorbs losses when cumulative losses reduce partners’ and others’ interests in consolidated subsidiaries to a deficit position. As a result, the net loss allocated to partners’ and others’ interests in consolidated subsidiaries and the net loss allocated to Class A Shareholders in 2011, 2010 and 2009 is not comparable to the amounts presented in prior years.

For periods prior to the Reorganization in November 2007, income allocations to our partners, other than to Mr. Och, and the Ziffs were recognized as expenses in our financial statements. As part of the Reorganization, the interests held by our partners and the Ziffs were reclassified as Och-Ziff Operating Group A Units in the Och-Ziff Operating Group. Allocations to these Och-Ziff Operating Group A Units held by our partners and the Ziffs are recorded within net income (loss) allocated to partners’ and others’ interests in consolidated subsidiaries. The reclassification of our partners’ and the Ziffs’ interests into equity interests resulted in significant one-time Reorganization expenses in 2007, as well as continuing significant non-cash Reorganization expenses through 2012. Accordingly, total expenses reflected in our historical results are not indicative of amounts expected to be recognized in future periods.

As of June 30, 2007, we no longer consolidate most of our funds due to changes in the substantive rights afforded to the unaffiliated investors of those funds. As a result, selected operating and balance sheet data presented for 2007 are not comparable to data presented for subsequent periods.

Non-GAAP Financial Measures

In addition to analyzing our results on a GAAP basis, management also reviews our results on an “Economic Income” basis. Economic Income excludes the adjustments described below that are required for presentation of our results on a GAAP basis, but that management does not consider when evaluating operating performance in any given period. Management, therefore, uses Economic Income as the basis on which it evaluates our financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses.

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

•

Reorganization expenses related to the 2007 Offerings, equity-based compensation expenses and depreciation and amortization expenses, as management does not consider these non-cash expenses to be reflective of operating performance;

•

Changes in the tax receivable agreement liability, net earnings on deferred balances, net gains on the early retirement of debt and net gains (losses) on investments in Och-Ziff funds, as management does not consider these to be reflective of operating performance;

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

As a result of the adjustments described above, as well as an adjustment to present management fees net of recurring placement and related service fees (rather than considering these fees an expense), Economic Income Revenues presented on an Economic Income basis for us is also a non-GAAP measure. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Income Reconciliations” included in this annual report.

Our non-GAAP financial measures should not be considered as alternatives to our GAAP revenues, net loss or cash flow from operations, or as indicative of liquidity or the cash available to fund operations. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Net Loss Per Class A Share

The following table presents our net loss allocated to Class A Shareholders and basic and diluted net loss per Class A Share for the years ended December 31, 2011, 2010, 2009 and 2008, and for the period from November 14, 2007 (date of the 2007 Offerings) to December 31, 2007. Loss per Class A Share information for periods prior to the 2007 Offerings is not presented, as we were not a public company and had a sole equity holder entitled to all earnings.

	Year Ended December 31,				November 14, 2007 through December 31, 2007
	2011	2010	2009	2008
Net Loss Allocated to Class A Shareholders (in thousands)	$(418,990)	$(294,413)	$(297,429)	$(510,596)	$(826,559)
Net Loss Per Class A Share
Basic and Diluted	$(4.07)	$(3.35)	$(3.79)	$(6.86)	$(11.15)
Weighted-Average Class A Shares Outstanding
Basic and Diluted	102,848,812	87,910,977	78,387,368	74,398,336	74,138,572

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

Overview

Our Business

We are one of the largest institutional alternative asset managers in the world, with approximately $29.0 billion in assets under management as of February 1, 2012. We provide asset management services globally through our hedge funds and other alternative investment vehicles. Our funds seek to generate consistent, positive, absolute returns across market cycles with low volatility compared to the equity markets. We have always limited our use of leverage to generate investment performance with an emphasis on preservation of capital. Our assets under management are generally invested on a multi-strategy basis, across multiple geographies, although certain of our funds are focused on specific sectors, strategies and geographies. Our primary investment strategies are convertible and derivative arbitrage, credit, long/short equity special situations, merger arbitrage, private investments and structured credit. Our fund investors value our funds’ consistent performance history, our global investing expertise, and our diverse investment strategies, combined with our strong focus on risk management and sustaining a robust operational infrastructure.

2007 Term Loan Repurchase and 2011 Class A Share Offering

In November 2011, we repurchased and retired $254.1 million of indebtedness outstanding under our 2007 Term Loan due July 2012 at 95% of par, using the net proceeds from our $250 million Class A Share offering completed in November 2011 and a borrowing under our new $391 million Delayed Draw Term Loan due November 2016. We anticipate that the proceeds of additional borrowings under the Delayed Draw Term Loan will be used to repay the remaining $366.5 million outstanding under the 2007 Term Loan. Following repayment in full of the 2007 Term Loan, any remaining undrawn commitments under the Delayed Draw Term Loan can be used for working capital and other general corporate purposes.

Overview of Our 2011 Results

As of December 31, 2011, our assets under management were $28.8 billion, compared with $27.9 billion as of December 31, 2010. The $831.6 million, or 3%, year-over-year increase was driven by capital net inflows of $1.1 billion, partially offset by performance-related depreciation of $284.8 million. We maintained an active dialog with fund investors throughout 2011 and interest in Och-Ziff remained high, despite a difficult year for the hedge fund industry generally. We experienced ongoing demand from a diversified combination of new and existing investors, with the greatest interest coming from pension funds and private bank platforms. Allocations from pension funds increased to 28% of assets under management on January 1, 2012 compared with 23% on January 1, 2011, and allocations from private bank platforms increased to 12% of assets under management from 10% in the same period.

We also saw increased investor interest in our credit capabilities, which resulted in rapid growth in our dedicated credit platforms in 2011. Allocations to these platforms were approximately 13% of our gross inflows in 2011 and these platforms totaled approximately $1.1 billion in assets under management as of December 31, 2011. During 2012, we intend to continue to focus on developing our dedicated credit platforms.

For 2011, we reported a GAAP net loss allocated to Class A Shareholders of $419.0 million, compared to a net loss of $294.4 million for 2010. The GAAP net losses primarily resulted from non-cash Reorganization expenses associated with our 2007 Offerings of $1.6 billion in both 2011 and 2010.

We reported Economic Income for the Company1 of $273.8 million for 2011, compared with $566.8 million for 2010. The decrease was principally driven by lower incentive income in the Och-Ziff Funds segment, partially offset by higher management fees and lower compensation and benefits in both the Och-Ziff Funds segment and Other Operations.

Overview of 2011 Fund Performance

During 2011, against the backdrop of volatile and challenging market conditions, our funds successfully protected fund investor capital and generated returns with approximately one quarter of the volatility of the S&P 500 Index. Our ability to generate these returns was a function of our disciplined approach to investing and managing risk, our multi-strategy model, our limited use of leverage and our strong infrastructure.

In 2011, the OZ Master Fund generated a net return of -0.5%, the OZ Europe Master Fund a net return of -4.9%, the OZ Asia Master Fund a net return of -3.8% and the OZ Global Special Investments Master Fund a net return of +3.2%.2 As a result, we entered 2012 with high-water marks in the OZ Master Fund, the OZ Europe Master Fund and the OZ Asia Master Fund. In 2011, positive performance in U.S. credit-related and long/short equity special situations strategies globally was offset by negative performance in various other strategies.

We reduced the exposures in our portfolios early in the year in response to increased risk and uncertainty in markets globally. Throughout the year, we systematically reduced our equity exposures and increased our allocation to cash. As of January 1, 2012, cash comprised approximately 21% of the OZ Master Fund, compared to about 5% as of January 1, 2011. In addition to managing risk at the portfolio level, we also continued to actively manage our liquidity and counterparty exposures.

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

Financial Market Environment

Our ability to successfully generate consistent, positive, absolute returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each investment strategy may be materially affected by conditions in the financial markets and by other global economic conditions.

During the 2011 full year, markets globally experienced significant volatility, characterized by the most difficult and challenging conditions since 2008. Performance across equity markets worldwide was widely divergent and liquidity was limited. The European debt crisis, together with global macroeconomic conditions that became weaker as the year progressed, resulted in a significant deterioration of investor confidence. In the U.S., concerns about persistent economic weakness and high unemployment also contributed to general risk aversion among investors.

During the 2011 fourth quarter, equity markets remained volatile. Europe made progress towards resolving its debt crisis and, although significant uncertainty remained, investor confidence improved. U.S. credit markets were stronger as macroeconomic concerns eased, investor demand increased and new issue supply hit a seasonal low toward the end of the quarter. Both the U.S. high-yield and leveraged loan markets rebounded from the weakness seen in the 2011 third quarter, with nearly half of the high-yield market’s annual gain being recorded in the month of December.

[1]	Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, see “—Economic Income Analysis.”
[2]	For important information about our fund performance data, please see “—Fund Performance Summary.”

Capital Flow Environment

Capital flows to the hedge fund industry were strong in the first half of 2011, but declined significantly in the second half of the year, with small net outflows in the fourth quarter. We believe that the deterioration in investor confidence resulting from the high volatility and challenging market conditions globally impacted the pace at which institutional investors committed new capital during the second half of the year. However, we think that investor interest in the hedge fund industry remains high as these investors seek to protect capital and increase the proportion of alternative strategies, particularly absolute return strategies, in their portfolios in order to mitigate risk and enhance return with limited volatility. While challenging market conditions will continue to impact investor confidence, we believe that capital allocations to the hedge fund industry will increase as markets stabilize globally and volatility decreases throughout 2012.

Assets Under Management

Our financial results are primarily driven by the combination of assets under management and the investment performance of our funds. Both of these factors directly impact the revenues we earn from management fees and incentive income. Growth in assets under management due to capital placed with us by investors in our funds and positive investment performance of our funds drive growth in our revenues and earnings. Conversely, poor investment performance slows our growth by decreasing our assets under management and increasing the potential for redemptions from our funds, which would have a negative effect on our revenues and earnings.

We typically accept capital from new and existing investors in our funds on a monthly basis on the first day of each month. Investors in our funds, other than investors in our real estate funds, certain credit funds and certain other alternative investment vehicles we manage and capital invested in Special Investments, typically have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 45 days prior written notice. However, upon the payment of a redemption fee to the applicable fund and upon giving 30 days prior written notice, certain investors may redeem capital during the lock-up period. The lock-up requirements for our funds may generally be waived or modified in the sole discretion of each fund’s general partner or board of directors, as applicable. The after-tax proceeds from the 2007 Offerings reinvested by our partners in our funds are subject to a five-year lock-up that expires in December 2012.

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

Information with respect to our assets under management throughout this report, including the tables set forth in this discussion and analysis, includes investments by us, our partners, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our partners and certain other related parties, including the reinvestment by our partners of their after-tax proceeds from the 2007 Offerings. As of December 31, 2011, approximately 9% of our assets under management represented investments by us, our partners, employees and certain other related parties in our funds. As of that date, approximately 34% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation.

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

Summary of Changes in Assets Under Management

The table below presents the changes to our assets under management and weighted-average assets under management. Weighted-average assets under management exclude the impact of fourth-quarter investment performance for the periods presented, as these amounts do not impact management fees calculated for that period.

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Balance-beginning of period	$27,934,696	$23,079,796	$26,954,606
Net flows	1,116,442	2,692,705	(8,052,634)
Appreciation (Depreciation)	(284,798)	2,162,195	4,177,824

Balance-end of period	$28,766,340	$27,934,696	$23,079,796

Weighted-average assets under management	$28,932,010	$25,402,238	$21,411,099

In, 2011, our funds experienced capital net inflows of $1.1 billion, which were comprised of $4.4 billion of gross inflows and $3.3 billion of gross outflows, and performance-related depreciation of $284.8 million. The inflows came from a diversified combination of new and existing investors globally. We believe that volatile market conditions worldwide, and the resultant deterioration in investor confidence, impacted the pace of new capital commitments to the hedge fund industry and Och-Ziff during 2011. We believe that continued levels of macroeconomic uncertainty, limited liquidity and muted global growth will weigh on investor confidence in 2012. However, we also believe that institutional investors will further increase the proportion of alternative investment strategies, particularly absolute return strategies, in their portfolios in order to mitigate risk and enhance the yield of their investments with limited volatility. As a result, we anticipate that capital allocations will increase as market conditions stabilize globally and become less volatile. Additionally, our real estate funds, credit platforms and certain other fund that we manage with longer than one-year performance measurement periods comprised a meaningful portion of gross inflows in 2011 (see “—Understanding our Results—Revenues—Incentive Income”). The outflows were driven by a variety of factors influencing our fund investors and remain at higher levels than we experienced prior to the 2008 financial crisis.

In 2010, our funds experienced capital net inflows of $2.7 billion, which were comprised of $5.4 billion of gross inflows and $2.7 billion of gross outflows, and performance-related appreciation of $2.2 billion. The inflows were driven by increased institutional investor confidence in placing capital with alternative asset managers and, in turn, with us, in order to enhance the yield and diversification of their investments. Additionally, assets with three-year measurement periods (see “—Understanding our Results—Revenues—Incentive Income”) comprised a meaningful portion of gross inflows in 2010. The outflows were driven by quarterly redemption requests.

In 2009, our funds experienced net investor outflows of $8.1 billion, which were comprised of $1.8 billion of gross inflows and $9.9 billion of gross outflows, and performance-related appreciation of $4.2 billion. The outflows were driven primarily by fourth quarter 2008 redemption requests paid on January 1, 2009 of $5.0 billion, first quarter 2009 redemption requests paid on April 1, 2009 of $2.3 billion and second quarter 2009 redemption requests paid on July 1, 2009 of $1.3 billion. The remaining outflows of $1.3 billion occurred over various other months throughout the year. During 2009, our fund investors, primarily our fund-of-funds investors, continued to re-balance, reduce or eliminate their exposures to hedge funds and the capital markets generally in response to challenging market conditions in January and February 2009, and to meet liquidity requirements resulting from investment losses they sustained in the second half of 2008. In addition, our redemptions were adversely impacted because we provided liquidity in accordance with the pre-defined terms of our funds in an environment where many other hedge funds maintained or imposed new constraints on investor redemptions. In the 2009 fourth quarter, we experienced net inflows of $304.1 million, as we believe institutional investors began to re-invest in response to stabilizing market conditions.

Assets Under Management by Fund

	December 31,
	2011	2010	2009
	(dollars in thousands)
OZ Master Fund	$20,197,522	$19,624,979	$15,576,929
OZ Europe Master Fund	$2,271,540	$2,957,675	$2,956,936
OZ Asia Master Fund	$1,619,742	$1,535,082	$1,246,149
OZ Global Special Investments Master Fund	$975,801	$1,240,164	$1,998,854
Other(1)	$3,701,735	$2,576,796	$1,300,928

(1)	Includes real estate funds, credit funds and other alternative investment vehicles we manage.

OZ Master Fund

In 2011, the $572.5 million year-over-year increase in assets under management for the OZ Master Fund was driven by net inflows during the last three quarters of the year and positive investment performance during the first and fourth quarters. These increases were partially offset by net outflows in the first quarter and negative investment performance in the second and third quarters.

In 2010, the $4.0 billion year-over-year increase in assets under management for the OZ Master Fund was driven primarily by a combination of capital net inflows and performance-related appreciation. The OZ Master Fund experienced capital net inflows in all quarters except the third quarter. Also contributing to the capital net inflows in 2010 was the reallocation of capital by our partners from the OZ Global Special Investments Master Fund as further discussed in “—OZ Global Special Investments Master Fund” below. Performance-related appreciation was driven by consistent, positive investment returns throughout the year, with ten months of positive investment performance in 2010.

OZ Europe Master Fund

In 2011, the $686.1 million year-over-year decrease in assets under management for the OZ Europe Master Fund was driven by capital net outflows in each quarter and negative investment performance during the last three quarters of the year, partially offset by positive investment performance during the first quarter.

In 2010, assets under management for the OZ Europe Master Fund remained relatively flat, as net capital outflows experienced in the first quarter and second half of the year were offset by capital net inflows in the second quarter and consistent, positive investment performance in ten months of the year.

OZ Asia Master Fund

In 2011, the $84.7 million year-over-year increase in assets under management for the OZ Asia Master Fund was a result of capital net inflows in each quarter and positive investment performance during the first quarter, partially offset by negative investment performance during the last three quarters of the year.

In 2010, the $288.9 million year-over-year increase in assets under management for the OZ Asia Master Fund was primarily a result of capital net inflows throughout the year and positive investment performance in every month but one.

OZ Global Special Investments Master Fund

In 2011, the $264.4 million year-over-year decrease in the assets under management for the OZ Global Special Investments Master Fund was driven primarily by capital net outflows in each quarter and negative investment performance in the third quarter, partially offset by positive investment performance in the first half and the fourth quarter of the year.

In 2010, the $758.7 million year-over-year decrease in the assets under management for the OZ Global Special Investments Master Fund was driven primarily by the reallocation of capital by our partners to our other funds, partially offset by performance-related appreciation in every month except May.

During 2010, the partners reallocated $713.9 million of their $1.5 billion of after-tax proceeds from the 2007 Offerings, primarily to the OZ Master Fund, in order to further align their interests with our fund investors, as the majority of our fund investors’ capital is in the OZ Master Fund. The change also reflected the fact that our fund investors had become more selective in their appetite for exposure to private investments in favor of the broader investment opportunities available on a multi-strategy basis. The full amount of our partners’ capital continues to be subject to the original five-year lock-up from the time of our IPO, and the amount remaining in the OZ Global Special Investments Master Fund will continue to be used to invest in our private investments and other strategies in the fund.

Other

In 2011 and 2010, the $1.1 billion and $1.3 billion year-over-year increases, respectively, in assets under management for our other funds were primarily due to the growth in our dedicated credit platforms, many of which were launched in 2010 and 2011, and the launch of our second domestic real estate fund in 2010. These platforms generally have a lower management fee rate and longer lock-ups, but still maintain a 20% incentive income structure. The remaining growth came from various other alternative investment vehicles we formed to meet the needs of our fund investors.

Fund Performance Summary

Fund investment performance, as generally measured on a calendar-year basis, determines the amount of incentive income we will earn in a given year. Incentive income is generally 20% of the net realized and unrealized profits attributable to each of our fund investors (excluding unrealized gains and losses attributable to Special Investments), and subject to any high-water marks.

Performance information for our most significant master funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The performance information reflected in this discussion and analysis is not indicative of the performance of our Class A Shares and is not necessarily indicative of the future results of any particular fund. An investment in our Class A Shares is not an investment in any of our funds. There can be no assurance that any of our master funds or our other existing and future funds will achieve similar results.

Performance by Fund

The table below presents the performance information for our most significant master funds (by asset size). The net returns shown represent the composite performance of all feeder funds that comprise each of the master funds presented. The net return is calculated using the total return of all feeder funds, net of all fees and expenses of such feeder funds and master funds (except, as noted above, incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization) and the returns of each feeder fund include the reinvestment of all dividends and other income. The net returns also include realized and unrealized gains and losses attributable to Special Investments and initial public offering investments that are not allocated to all investors in the feeder funds. Investors that were not allocated Special Investments and initial public offering investments may experience materially different returns.

	Net Return for the
	Year Ended December 31,
	2011	2010	2009
OZ Master Fund	-0.5%	8.5%	23.1%
OZ Europe Master Fund	-4.9%	7.5%	16.4%
OZ Asia Master Fund	-3.8%	9.9%	34.0%
OZ Global Special Investments Master Fund	3.2%	13.4%	8.4%

OZ Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Master Fund’s return before management fees and incentive income:

	Year Ended December 31,
	2011	2010	2009
Convertible and Derivative Arbitrage	26%	10%	25%
Credit	17%	17%	19%
Long/Short Equity Special Situations	-17%	22%	34%
Merger Arbitrage	11%	3%	4%
Private Investments	-16%	13%	1%
Structured Credit	91%	35%	17%
Other	-12%	0%	0%

Total	100%	100%	100%

As a result of the overall performance of the OZ Master Fund, we earned approximately 69%, 74% and 80% of our incentive income from investors in this fund for the years ended December 31, 2011, 2010 and 2009, respectively.

OZ Europe Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Europe Master Fund’s return before management fees and incentive income:

	Year Ended December 31,
	2011	2010	2009
Convertible and Derivative Arbitrage	-30%	12%	16%
Credit	-10%	29%	46%
Long/Short Equity Special Situations	88%	19%	24%
Merger Arbitrage	-18%	2%	5%
Private Investments	77%	13%	0%
Structured Credit	-32%	26%	9%
Other	25%	-1%	0%

Total	100%	100%	100%

As a result of the overall performance of the OZ Europe Master Fund, we earned approximately 19%, 10% and 5% of our incentive income from investors in this fund for the years ended December 31, 2011, 2010 and 2009, respectively.

OZ Asia Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Asia Master Fund’s return before management fees and incentive income:

	Year Ended December 31,
	2011	2010	2009
Convertible and Derivative Arbitrage	-36%	31%	20%
Credit	-74%	4%	9%
Long/Short Equity Special Situations	181%	52%	71%
Merger Arbitrage	-16%	2%	0%
Private Investments	-30%	18%	0%
Other	75%	-7%	0%

Total	100%	100%	100%

As a result of the overall performance of the OZ Asia Master Fund, we earned approximately 1%, 5% and 3% of our incentive income from investors in this fund for the years ended December 31, 2011, 2010 and 2009, respectively.

OZ Global Special Investments Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Global Special Investments Master Fund’s return before management fees and incentive income:

	Year Ended December 31,
	2011	2010	2009
Convertible and Derivative Arbitrage	0%	0%	-7%
Credit	14%	6%	6%
Long/Short Equity Special Situations	-12%	13%	73%
Merger Arbitrage	2%	2%	9%
Private Investments	41%	32%	-1%
Structured Credit	64%	49%	20%
Other	-9%	-2%	0%

Total	100%	100%	100%

As a result of the overall performance of the OZ Global Special Investments Master Fund, we earned approximately 9%, 7% and 6% of our incentive income from investors in this fund for the years ended December 31, 2011, 2010 and 2009, respectively.

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

For any given quarter, our revenues will be influenced by the combination of assets under management and the investment performance of our funds. For the first three quarters of each year, our revenues will be primarily comprised of the management fees we have earned for each respective quarter. In the fourth quarter, our revenues will be primarily comprised of the management fees we have earned for the quarter, as well as incentive income related to the full-year investment performance generated on assets under management that are subject to annual measurement periods, or for other assets under management for which the measurement period expired in that quarter.

Management Fees.    Management fees typically range from 1.5% to 2.5% annually of assets under management in our hedge funds. In our real estate funds and credit funds, management fees typically range from 0.75% to 1.5%, which is reflective of the market for these funds and is based on the amount of capital committed to these platforms by our fund investors. Our management fee averaged approximately 1.7% in 2011. This average rate takes into account the effect of non-fee paying assets under management, as well as our dedicated credit platforms and other alternative investment vehicles. Management fees are generally calculated and paid to us on a quarterly basis at the beginning of the quarter, based on assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions.

Incentive Income.    We earn incentive income based on the performance of our funds. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor, but it excludes unrealized gains and losses attributable to Special Investments. We do not recognize incentive income until the end of the performance measurement period when the amounts are contractually payable, or “crystallized.” Additionally, all of our hedge funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning we will not be able to earn incentive income with respect to a fund investor’s investment loss in the year or years following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark.

The performance measurement period for most of our assets under management is on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31st. We may recognize incentive income during the first three quarters of the year related to assets subject to three-year performance measurement periods, as well as assets in our real estate funds, credit funds and certain other funds we manage. Additionally, we may recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to us to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be recognized by us until the end of the relevant performance measurement period (if at all). Finally, we may also recognize incentive income related to fund investor redemptions during the first three quarters of the year.

The performance measurement periods with respect to approximately 18.0% of our assets under management as of December 31, 2011 are longer than one year. Approximately half of these assets, or 9% of our total assets under management, are in the OZ Master Fund and subject to three-year performance measurement periods. The remaining amount is related to our real estate funds, credit funds and other alternative investment vehicles we manage. Incentive income related to assets subject to three-year performance measurement periods is generally not earned until the end of the three-year period and is based on the cumulative performance over the three-year period. The three-year performance measurement period with respect to a portion of these assets will begin to expire in 2012. Incentive income related to our real estate funds, certain credit funds and certain other funds we manage is generally not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these assets, as well as those with three-year performance measurement periods, is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark.

Income of Consolidated Och-Ziff Funds.    Revenues recorded as income of consolidated Och-Ziff funds consists of interest income, dividend income and other miscellaneous items.

Expenses

Our operating expenses consist of the following:

•

Compensation and Benefits.    Compensation and benefits is comprised of salaries and benefits, payroll taxes, discretionary and guaranteed cash bonus expense and equity-based compensation primarily in the form of RSUs and Och-Ziff Operating Group A Units granted to partners subsequent to the 2007 Offerings. On an annual basis, compensation and benefits comprise the most significant portion of total expenses, with discretionary cash bonuses generally comprising the majority of total compensation and benefits. These cash bonuses are funded by total annual revenues, which are significantly influenced by the incentive income we earn for the year. Annual discretionary cash bonuses in a year with no significant high-water marks in effect are generally determined and expensed in the fourth quarter each year.

•

Interest Expense.    Amounts included within interest expense relate primarily to interest expense on our term loans and our aircraft loan, each of which are LIBOR-based, variable-rate borrowings. The LIBOR interest rates on our term loans reset every one, two, three or six months (at our option), two business days prior to the start of each interest period. The LIBOR interest rate on our aircraft loan resets on a monthly basis, three business days prior to the start of each month.

•

General, Administrative and Other.    General, administrative and other expenses are related to professional services, occupancy and equipment, business development expenses, information processing and communications, insurance, changes in our tax receivable agreement liability and other miscellaneous expenses.

In addition, the following expenses also impact our GAAP results:

Reorganization Expenses.    Prior to the 2007 Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization.” As part of the Reorganization, interests in the Och-Ziff Operating Group held by our partners and the Ziffs were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash Reorganization expenses that are generally being amortized on a straight-line basis over a five-year period following the 2007 Offerings. Assuming no material forfeitures or reallocations, the estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our partners are expected to be approximately $1.4 billion in 2012.

Allocation of Deferred Balances and Related Taxes to Non-Equity Interests.    Allocation of deferred balances and related taxes to non-equity interests represents the allocations of earnings on deferred balances to the partners, other than Mr. Och, and the Ziffs, net of any related taxes paid by us on these earnings.

Expenses of Consolidated Och-Ziff Funds.    Expenses recorded as expenses of consolidated Och-Ziff funds consist of interest expense and other miscellaneous expenses.

Other Income (Loss)

Our other income (loss) consists of:

•

Net Earnings on Deferred Balances.    Net earnings on deferred balances represent the changes in fair value of the deferred balances that were owed to our partners and the Ziffs. Earnings on deferred balances impacted the amounts ultimately paid to our partners and the Ziffs and therefore did not impact our Class A Shareholders. As of December 31, 2011, all deferred balances had been paid out to the partners and the Ziffs.

•

Net Gains (Losses) on Investments in Och-Ziff Funds and Joint Ventures.    Net gains (losses) on investments in Och-Ziff funds and joint ventures primarily consists of net gains (losses) on investments in our funds made by us and net gains (losses) on investments in joint ventures established to expand our private investment platforms.

•

Net Gains on Early Retirement of Debt.    Net gains on early retirement of debt consist of the net gains realized upon the early retirement of portions of the amounts outstanding under our 2007 Term Loan that occurred in 2009 and 2011.

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

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries

Partners’ and others’ interests in consolidated subsidiaries represents ownership interests in our subsidiaries held by parties other than us and is primarily made up of: (i) Och-Ziff Operating Group A Units held by our partners and the Ziffs; and (ii) fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in this item related to the Och-Ziff Operating Group A Units are driven by the earnings or losses of the Och-Ziff Operating Group. Increases or decreases in this item related to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings or losses of the consolidated Och-Ziff funds.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Management fees	$500,857	$437,816	$63,041	14%
Incentive income	65,026	446,228	(381,202)	-85%
Other revenues	2,258	1,974	284	14%
Income of consolidated Och-Ziff funds	48,283	38,485	9,798	25%

Total Revenues	$616,424	$924,503	$(308,079)	-33%

Total revenues decreased by $308.1 million primarily due to:

•

a $381.2 million decrease in incentive income resulting from the negative returns experienced by most of our funds in 2011. In 2011, positive performance in U.S. credit-related and long/short equity special situations strategies was offset by negative performance in various other strategies.

The decrease in incentive income was partially offset by:

•

a $63.0 million increase in management fees primarily due to the year-over-year increase in assets under management driven by capital net inflows, which was partially offset by performance-related depreciation. Our management fees, before the impact of eliminations, remained at approximately 1.7% of our weighted-average assets under management in 2011 and 2010; and

•	a $9.8 million increase in income of consolidated Och-Ziff funds due to the investment performance of the funds we consolidate.

Expenses

	Year Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Compensation and benefits	$325,074	$361,685	$(36,611)	-10%
Allocation of deferred balances and related taxes to non-equity interests	(66)	(27)	(39)	144%
Reorganization expenses	1,614,363	1,626,988	(12,625)	-1%
Interest expense	7,102	7,639	(537)	-7%
General, administrative and other	85,117	93,998	(8,881)	-9%
Expenses of consolidated Och-Ziff funds	8,723	8,873	(150)	-2%

Total Expenses	$2,040,313	$2,099,156	$(58,843)	-3%

Total expenses decreased in 2011 by $58.8 million primarily due to:

•

a $36.6 million decrease in compensation and benefits primarily due to the following: (i) a $30.6 million decrease in bonus expense due to lower incentive income; (ii) a $3.3 million decrease in allocations to Och-Ziff Operating Group D Units, which are non-equity profit interests held by certain partners, driven by lower profitability of the Och-Ziff Operating Group; and (iii) a $2.9 million decrease in salaries and benefits driven by a decrease of $8.8 million in Other Operations primarily related to the Asia Real Estate business, partially offset by a $5.9 million increase in the Och-Ziff Funds segment due to the growth in our worldwide headcount from 405 as of December 31, 2010 to 434 as of December 31, 2011;

•

a $12.6 million decrease in Reorganization expense due to a $19.0 million decrease in amortization of Och-Ziff Operating Group A Units that were forfeited by former partners and subsequently reallocated to the remaining partners, generally at a lower grant-date fair value. This decrease was partially offset by a net increase of $6.4 million in Reorganization expenses due to various one-time charges related to Och-Ziff Operating Group A Units held by certain current and former partners; and

•

an $8.9 million decrease in general, administrative and other expenses primarily due to a $20.4 million decrease in the change in tax receivable agreement liability driven by lower future estimated tax savings related to tax goodwill that arose in connection with the sale of interests in the Och-Ziff Operating Group by our partners and the Ziffs (see “—Liquidity and Capital Resources—Tax Receivable Agreement”). This decrease was partially offset by a $9.1 million increase in recurring placement and related service fees on assets under management, and a $2.4 million net increase in other miscellaneous expenses.

Other Income

	Year Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	$632	$(521)	$1,153	-221%
Net gains on early retirement of debt	12,494	—	12,494	NM
Change in deferred income of consolidated Och-Ziff funds	(7,117)	(6,805)	(312)	5%
Net gains of consolidated Och-Ziff funds	6,656	24,103	(17,447)	-72%

Total Other Income	$12,665	$16,777	$(4,112)	-25%

Total other income decreased by $4.1 million primarily due to:

•	a $17.4 million decrease in net gains of consolidated Och-Ziff funds due to the investment performance of the funds we consolidate.

The decrease in net gains of consolidated Och-Ziff funds was partially offset by:

•

a $12.5 million increase due to net gains on early retirement of debt recognized in 2011. In November 2011, we repurchased and retired $254.1 million of the indebtedness outstanding under our 2007 Term Loan for $241.4 million, which resulted in a net gain of $12.5 million after deducting deal-related expenses, including the write-off of previously deferred financing costs.

Income Taxes

	Year Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Income taxes	$59,581	$41,078	$18,503	45%

Income tax expense increased in 2011 by $18.5 million from 2010 primarily as a result of higher deferred tax expense due to lower income apportionment factors at the state and local level for 2011 and future periods. The reduction in deferred income tax assets increased our deferred income tax expense by $18.7 million. The increase was also driven by a $2.3 million increase due to higher taxable income at certain tax-paying entities in our legal entity structure, as well as a $1.9 million increase from the write-off of excess deferred tax assets related to the vesting of RSUs. The increase was partially offset by lower foreign income tax expenses of $9.0 million. The remaining variance was due to various other miscellaneous items.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of -4.22% for the year ended December 31, 2011, compared to an effective tax rate of -3.55% for the year ended December 31, 2010.

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

As of and for the years ended December 31, 2011 and 2010, we were not required to establish a liability for uncertain tax positions.

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries

The following table presents the components of the net loss allocated to partners’ and others’ interests in consolidated subsidiaries:

	Year Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(1,088,514)	$(950,209)	$(138,305)	15%
Consolidated Och-Ziff funds	34,848	46,104	(11,256)	-24%
Other	1,851	(436)	2,287	NM

Total	$(1,051,815)	$(904,541)	$(147,274)	16%

The amount of net loss allocated to partners’ and others’ interests in consolidated subsidiaries increased in 2011 by $147.3 million from 2010 primarily due to the $138.3 million increase in the amount of loss of the Och-Ziff Operating Group allocated to the Och-Ziff Operating Group A Units. This increase in net loss was due to lower profitability in the Och-Ziff Operating Group driven by lower incentive income, partially offset by the decrease in the partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units from 76.0% as of December 31, 2010 to 68.1% as of December 31, 2011. As a result, a larger share of losses of the Och-Ziff Operating Group was allocated to us rather than the Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net income (loss) in future periods as income (losses) of the Och-Ziff Operating Group are allocated to these interests.

Net Loss Allocated to Class A Shareholders

	Year Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Net loss allocated to Class A Shareholders	$(418,990)	$(294,413)	$(124,577)	42%

The amount of net loss allocated to Class A Shareholders increased in 2011 by $124.6 million from 2010 primarily due to an increase in our ownership interest in the Och-Ziff Operating Group. The increase in ownership interest was driven by the 2011 Offering, the issuance of Class A Shares for vested RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result, a larger share of the losses of the Och-Ziff Operating Group was allocated to us. Also contributing to the year-over-year increase in net loss was lower incentive income, resulting from the negative returns experienced by most of our funds in 2011. Partially offsetting the increase in net loss were higher management fees, resulting from growth in our assets under management, as well as lower operating expenses, due principally to lower discretionary cash bonus expenses.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Management fees	$437,816	$364,905	$72,911	20%
Incentive income	446,228	348,915	97,313	28%
Other revenues	1,974	1,739	235	14%
Income of consolidated Och-Ziff funds	38,485	27,729	10,756	39%

Total Revenues	$924,503	$743,288	$181,215	24%

Total revenues increased by $181.2 million primarily due to:

•

a $97.3 million increase in incentive income driven by an approximately $500.1 million increase due to the absence of high-water marks in our funds in 2010, offset by a $402.8 million decrease driven by lower performance-related appreciation in our funds in 2010. As a result of the losses experienced by our funds in 2008, we did not earn incentive income in 2009 until those losses were recovered. As of December 31, 2009, we had recovered substantially all of the losses experienced in 2008, and therefore entered 2010 with virtually no high-water marks in effect. The investment performance of our funds in 2010 was driven primarily by our credit-related strategies in the United States and Europe and long/short equity special situations globally;

•

a $72.9 million increase in management fees primarily due to the year-over-year increase in assets under management, driven by a combination of capital net inflows and performance-related appreciation. Our management fees, before the impact of eliminations, were 1.7% of our weighted-average assets under management in 2010 and 2009; and

•	a $10.8 million increase in income of consolidated Och-Ziff funds primarily due to the investment performance of our consolidated real estate funds.

Expenses

	Year Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Compensation and benefits	$361,685	$344,432	$17,253	5%
Allocation of deferred balances and related taxes to non-equity interests	(27)	19,575	(19,602)	NM
Reorganization expenses	1,626,988	1,704,753	(77,765)	-5%
Interest expense	7,639	12,797	(5,158)	-40%
General, administrative and other	93,998	72,810	21,188	29%
Expenses of consolidated Och-Ziff funds	8,873	4,069	4,804	118%

Total Expenses	$2,099,156	$2,158,436	$(59,280)	-3%

Total expenses decreased by $59.3 million primarily due to:

•

a $77.8 million decrease in Reorganization expense primarily due to lower amortization of Och-Ziff Operating Group A Units that were forfeited by former partners and subsequently reallocated to the remaining partners generally at a lower grant-date fair value. Additionally, the decrease was driven by certain charges incurred in 2009 related to the acceleration of vesting of the units held by former partners; and

•

a $19.6 million decrease in allocation of deferred balances and related taxes to non-equity interests. Amounts allocated in 2010 related to a true up of the taxes allocated to the partners, other than Mr. Och, and the Ziffs that we paid related to prior-year deferred balances. Amounts incurred in 2009 related to earnings on deferred balances allocated to our partners, other than Mr. Och, and the Ziffs, net of related taxes. Substantially all of the deferred balances were paid out to the partners and the Ziffs at the beginning of 2010.

These decreases were partially offset by:

•

a $21.2 million increase in general, administrative and other expenses primarily due to the following: (i) an $18.4 million decrease in the change in tax receivable agreement liability driven by lower future estimated tax savings related to tax goodwill that arose in connection with the sale of interests in the Och-Ziff Operating Group by our partners and the Ziffs (see “—Liquidity and Capital Resources—Tax Receivable Agreement”); and (ii) a $2.8 million net increase in other miscellaneous expenses as lower insurance and occupancy and equipment costs were more than offset by higher recurring placement and related service fees and professional services; and

•

a $17.3 million increase in compensation and benefits primarily due to the following: (i) a $12.3 million increase in cash bonus expense, which was primarily driven by higher incentive income earned in 2010 compared to 2009; (ii) a $6.3 million increase in equity-based compensation expense largely driven by 2009 year-end equity grants; and (iii) a $4.5 million increase in allocations to Och-Ziff Operating Group D Units, which are non-equity profit interests held by certain partners, driven by higher profitability of the Och-Ziff Operating Group and an increased number of Och-Ziff Operating Group D Units outstanding in 2010 compared to 2009. Partially offsetting these increases was a $7.3 million decrease in amortization of deferred cash compensation expenses, as deferred bonus compensation is now generally in the form of RSUs rather than deferred cash compensation. The remaining variance was driven by an increase in salaries and benefits primarily due to the increase in our worldwide headcount from 378 at December 31, 2009 to 405 at December 31, 2010.

Other Income

	Year Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Net earnings on deferred balances	$—	$54,138	$(54,138)	NM
Net gains (losses) on investments in Och-Ziff funds and joint ventures	(521)	1,789	(2,310)	NM
Net gains on early retirement of debt	—	21,797	(21,797)	NM
Change in deferred income of consolidated Och-Ziff funds	(6,805)	(4,285)	(2,520)	59%
Net gains of consolidated Och-Ziff funds	24,103	3,950	20,153	NM

Total Other Income	$16,777	$77,389	$(60,612)	-78%

Total other income decreased by $60.6 million primarily due to:

•

a $54.1 million decrease in net earnings of deferred balances due to no earnings on deferred balances in 2010 as substantially all of the deferred balances were distributed to the partners and the Ziffs at the beginning of 2010; and

•

a $21.8 million decrease due to net gains on early retirement of debt recognized in 2009 that did not recur in 2010. Net gains on early retirement of debt consist of the net gains realized upon the early retirement of debt that occurred during the second and fourth quarters of 2009. In June 2009, we repurchased and retired $5.0 million of the indebtedness outstanding under our 2007 Term Loan for $3.0 million, which resulted in the recognition of a gain of $2.0 million. In December 2009, we repurchased and retired an additional $100.0 million of the indebtedness outstanding for $80.0 million, which resulted in a net gain of $19.8 million after deducting related expenses, including the write-off of previously deferred financing costs.

These decreases were partially offset by:

•	a $20.2 million increase in net gains of consolidated Och-Ziff funds primarily due to the investment performance of our real estate funds and certain other funds we consolidate.

Income Taxes

	Year Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Income taxes	$41,078	$37,703	$3,375	9%

Income tax expense increased by $3.4 million primarily due to a write-down of our deferred income tax assets in 2009, resulting from a change in future enacted tax rates at the state and local level. In addition, higher profitability in the Och-Ziff Operating Group and certain of its foreign subsidiaries in 2010 also contributed to the increase in income tax expense.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of our legal structure, only a portion of the income we earn is subject to corporate level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of -3.55% and -2.82% for the years ended December 31, 2010 and 2009, respectively.

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

Net loss allocated to partners’ and others’ interests in consolidated subsidiaries decreased by $173.5 million primarily due to the decrease in net loss allocated to the Och-Ziff Operating Group A Units. The decrease in net loss allocated to the Och-Ziff Operating Group A Units was primarily due to improved profitability of the Och-Ziff Operating Group. Additionally, a larger share of losses of the Och-Ziff Operating Group was allocated to us due to a decline in the partners’ and the Ziffs’ direct interests in the Och-Ziff Operating Group. The partners’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units declined from 79.1% as of December 31, 2009 to 76.0% as of December 31, 2010, as a result of the vesting of RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares.

Net Loss Allocated to Class A Shareholders

	Year Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Net loss allocated to Class A Shareholders	$(294,413)	$(297,429)	$3,016	-1%

Net loss allocated to Class A Shareholders decreased by $3.0 million primarily due to an increase in our ownership interest in the Och-Ziff Operating Group due to the vesting of RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result of these exchanges, a larger share of the losses of the Och-Ziff Operating Group was allocated to us. Partially offsetting the increase in the net loss was an improvement in the results of the Och-Ziff Operating Group driven primarily by increased revenues, as well as lower Reorganization expenses.

Economic Income Analysis

In addition to analyzing our results on a GAAP basis, management also reviews our results on an “Economic Income” basis. Economic Income excludes the adjustments described below that are required for presentation of our results on a GAAP basis, but that management does not consider when evaluating operating performance in any given period. Management, therefore, uses Economic Income as the basis on which it evaluates our financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses.

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

•

Reorganization expenses related to the 2007 Offerings, equity-based compensation expenses and depreciation and amortization expenses, as management does not consider these non-cash expenses to be reflective of operating performance;

•

Changes in the tax receivable agreement liability, net earnings on deferred balances, net gains on the early retirement of debt and net gains (losses) on investments in Och-Ziff funds, as management does not consider these to be reflective of operating performance;

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

As a result of the adjustments described above, as well as an adjustment to present management fees net of recurring placement and related service fees (rather than considering these fees an expense), management fees, compensation and benefits, non-compensation expenses and net loss (income) allocated to partners’ and others’ interests in consolidated subsidiaries as presented on an Economic Income basis are also non-GAAP measures. No adjustments to the GAAP basis have been made for incentive income, other revenues and net gains (losses) on joint ventures. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

Our non-GAAP financial measures should not be considered as alternatives to our GAAP net loss allocated to Class A Shareholders or cash flow from operations or as indicative of liquidity or the cash available to fund operations. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies.

We conduct substantially all of our operations through our only reportable segment under GAAP, the Och-Ziff Funds segment, which provides asset management services to our hedge funds and other alternative investment vehicles. Our Other Operations are comprised of our real estate business, which provides asset management services to our real estate funds, and investments in businesses established to expand certain of our private investment platforms.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Economic Income Revenues (Non-GAAP)

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$471,550	$14,642	$486,192	$422,940	$5,817	$428,757
Incentive income	65,026	—	65,026	446,228	—	446,228
Other revenues	1,729	529	2,258	1,290	684	1,974

Total Economic Income Revenues	$538,305	$15,171	$553,476	$870,458	$6,501	$876,959

Economic Income revenues decreased by $323.5 million primarily due to:

•

a $381.2 million decrease in incentive income resulting from the negative returns experienced by most of our funds in 2011. In 2011, positive performance in U.S. credit-related and long/short equity special situations strategies was offset by negative performance in various other strategies.

The decrease in incentive income was partially offset by:

•

a $57.4 million increase in management fees primarily due to the year-over-year increase in assets under management driven by capital net inflows, partially offset by performance-related depreciation. Our management fees remained at approximately 1.7% of our weighted-average assets under management in 2011 and 2010.

Economic Income Expenses (Non-GAAP)

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$183,575	$9,550	$193,125	$207,413	$18,317	$225,730
Non-compensation expenses	82,263	3,574	85,837	81,849	2,682	84,531

Total Economic Income Expenses	$265,838	$13,124	$278,962	$289,262	$20,999	$310,261

Economic Income expenses decreased by $31.3 million primarily due to:

•

a $32.6 million decrease in compensation and benefits due to the following: (i) a $29.7 million decrease in bonus expense, primarily in the Och-Ziff Funds segment, due to lower incentive income; and (ii) a $2.9 million decrease in salaries and benefits driven by a decrease of $8.8 million in Other Operations primarily related to the Asia Real Estate business, partially offset by a $5.9 million increase in the Och-Ziff Funds segment due to the growth in our worldwide headcount from 405 as of December 31, 2010 to 434 as of December 31, 2011.

The ratio of salaries and benefits to management fees was 15% in 2011 compared to 18% in 2010. The decline was primarily driven by the year-over-year increase in management fees resulting from higher assets under management. The ratio of bonus expense to total Economic Income revenues was 22% in 2011 compared to 17% in 2010. The increase was principally attributable to the year-over-year decrease in incentive income.

The decrease in compensation and benefits was partially offset by:

•

a $1.3 million increase in non-compensation expenses. The ratio of non-compensation expenses to management fees decreased from 20% in 2010 to 18% in 2011. The decline was driven by the year-over-year increase in management fees resulting from higher assets under management.

Other Economic Income Items (Non-GAAP)

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$469	$123	$592	$(300)	$(145)	$(445)
Net loss (income) allocated to partners’ and others’ interests in consolidated subsidiaries	$—	$(1,334)	$(1,334)	$—	$505	$505

Net gains (losses) on joint ventures represents the Company’s gains (losses) on joint ventures established to expand certain of the Company’s private investments platforms. Net loss (income) allocated partners’ and others’ interests in consolidated subsidiaries represents the amount of losses that were allocated to residual interests in the domestic real estate management business not owned by us.

Economic Income Summary (Non-GAAP)

	Year Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$272,936	$580,896	$(307,960)	-53%
Other Operations	836	(14,138)	14,974	-106%

Total Company	$273,772	$566,758	$(292,986)	-52%

Economic Income for the Company decreased $293.0 million primarily due to lower incentive income in the Och-Ziff Funds segment, partially offset by higher management fees and lower compensation and benefits in both the Och-Ziff Funds segment and Other Operations.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Economic Income Revenues (Non-GAAP)

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$422,940	$5,817	$428,757	$357,517	$4,945	$362,462
Incentive income	446,228	—	446,228	348,915	—	348,915
Other revenues	1,290	684	1,974	1,447	292	1,739

Total Economic Income Revenues	$870,458	$6,501	$876,959	$707,879	$5,237	$713,116

Economic Income revenues increased by $163.8 million primarily due to:

•

a $97.3 million increase in incentive income driven by an approximately $500.1 million increase due to the absence of high-water marks in our funds in 2010, offset by a $402.8 million decrease driven by lower performance-related appreciation in our funds in 2010. As a result of the losses experienced by our funds in 2008, we did not earn incentive income in 2009 until those losses were recovered. As of December 31, 2009, we had recovered substantially all of the losses experienced in 2008, and therefore entered 2010 with virtually no high-water marks in effect. The investment performance of our funds in 2010 was driven primarily by our credit-related strategies in the United States and Europe and long/short equity special situations globally; and

•

a $66.3 million increase in management fees primarily due to the year-over-year increase in assets under management driven by a combination of capital net inflows and performance-related appreciation. Our management fees were 1.7% of our weighted-average assets under management in 2010 and 2009.

Economic Income Expenses (Non-GAAP)

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$207,413	$18,317	$225,730	$193,911	$20,670	$214,581
Non-compensation expenses	81,849	2,682	84,531	89,987	4,139	94,126

Total Economic Income Expenses	$289,262	$20,999	$310,261	$283,898	$24,809	$308,707

Economic Income expenses increased by $1.6 million primarily due to:

•

an $11.1 million increase in compensation and benefits driven by a $9.6 million increase in bonus expense as a result of higher discretionary cash bonuses related to the increase in Economic Income revenues as discussed above. Also contributing to the year-over-year increase was a $6.0 million increase in salaries and benefits in the Och-Ziff Funds segment primarily due to the increase in our worldwide headcount from 378 at December 31, 2009 to 405 at December 31, 2010. Partially offsetting these increases was a decrease of $4.5 million in salaries and benefits in our Other Operations. The ratio of salaries and benefits to management fees declined from 21% in 2009 to 18% in 2010 primarily due to the increase in management fees. The ratio of bonus expense to total Economic Income revenues also declined from 20% in 2009 to 17% in 2010 primarily due to the increase in incentive income.

The increase in compensation and benefits was partially offset by:

•

a $9.6 million decrease in non-compensation expenses primarily due to a $5.2 million decrease in interest expense on our variable-rate borrowings resulting from lower LIBOR rates and the early retirement of an aggregate of $105 million of our term loan in 2009 and a $4.4 million net decrease in other miscellaneous expenses, as lower insurance and occupancy and equipment costs were partially offset by higher professional services. The ratio of non-compensation expenses to management fees decreased from 26% in 2009 to 20% in 2010 due to a combination of higher management fees resulting from growth in our assets under management, while non-compensation expenses decreased.

Other Economic Income Items (Non-GAAP)

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net losses on joint ventures	$(300)	$(145)	$(445)	$—	$(1,454)	$(1,454)
Net loss allocated to partners’ and others’ interests in consolidated subsidiaries	$—	$505	$505	$—	$724	$724

Net losses on joint ventures represents the Company’s losses on joint ventures established to expand certain of the Company’s private investments platforms. Net loss allocated to partners’ and others’ interests in consolidated subsidiaries represents the amount of losses that were allocated to residual interests in the domestic real estate management business not owned by us.

Economic Income Summary (Non-GAAP)

	Year Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$580,896	$423,981	$156,915	37%
Other Operations	(14,138)	(20,302)	6,164	-30%

Total Company	$566,758	$403,679	$163,079	40%

Economic Income for the Company increased by $163.1 million primarily due to higher revenues and lower non-compensation expenses in both the Och-Ziff Funds segment and our Other Operations, partially offset by higher compensation and benefits expenses in the Och-Ziff Funds segment.

Liquidity and Capital Resources

The working capital needs of our business have historically been met and continue to be met through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds. We currently do not incur any indebtedness to fund our ongoing operations, but we have outstanding indebtedness that was incurred in connection with the Reorganization, including the refinancing of this indebtedness and our aircraft loan:

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

Based on our past results, management’s experience and our current level of assets under management, we believe that our existing cash resources, together with the cash generated from management fees, will be sufficient to meet our anticipated fixed operating expenses and other working capital needs for at least the next 12 months. As we have done historically, we will determine the actual amount of discretionary cash bonuses during the fourth quarter of each year and intend to fund this amount through total annual revenues. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.

Our 2007 Term Loan matures in July 2012. In November 2011, we entered into an amendment and waiver to the 2007 Term Loan that permitted us to offer to repurchase portions of the 2007 Term Loan outstanding at 95% of par (the “Buyback”) from each lender under the 2007 Term Loan agreeing to such offer. The Buyback resulted in the repurchase and retirement of $254.1 million of indebtedness outstanding under the 2007 Term Loan. The Buyback was financed with the net proceeds from the 2011 Offering and a borrowing under the Delayed Draw Term Loan entered into in connection with the Buyback and the 2011 Offering. We expect to repay the remaining $366.5 million outstanding under the 2007 Term Loan through additional borrowings under the Delayed Draw Term Loan and cash on hand. See “—Debt Obligations—2007 Term Loan” and “—Debt Obligations—Delayed Draw Term Loan” for more information.

For borrowings under the Delayed Draw Term Loan, we are required to make quarterly payments equal to 0.25% of the indebtedness outstanding on the last day of each quarter, and the balance will be payable upon maturity on November 23, 2016. We may use cash on hand to repay any borrowings in part prior to the maturity date, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of the maturity date, we will be required to either refinance the remaining balance by entering into new credit facilities, which could result in higher borrowing costs, or raise cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new credit facilities that we may be able to enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted.

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

Debt Obligations

2007 Term Loan.    On July 2, 2007, we entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75% or a base rate plus 0.50%. The 2007 Term Loan will mature on July 2, 2012 and is secured by a first priority lien on substantially all assets of the Och-Ziff Operating Group. The term loan is payable in equal quarterly installments, which began on December 31, 2008, in an aggregate annual amount equal to 1% of the original amount borrowed under the 2007 Term Loan, and the balance is payable upon maturity.

In 2009, we repurchased and retired an aggregate $105.0 million of the indebtedness outstanding for $83.0 million using cash on hand. In 2011, an additional $254.1 million of the indebtedness outstanding was repurchased and retired at 95% of par using the net proceeds from the 2011 Offering, as well as a borrowing under the Delayed Draw Term Loan (discussed below). As of December 31, 2011, the total amount outstanding under the 2007 Term Loan was $366.5 million.

The 2007 Term Loan includes provisions that restrict or limit the ability of the Och-Ziff Operating Group from:

•	incurring further secured indebtedness or issuing certain equity interests;

•	creating liens;

•	paying dividends or making certain other payments;

•	merging, consolidating, selling or otherwise disposing of all or part of its assets;

•	engaging in certain transactions with shareholders or affiliates;

•	engaging in a substantially different line of business; and

•	amending its organizational documents in a manner materially adverse to the lenders.

The 2007 Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with a leverage ratio (as defined in the credit agreement) of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of December 31, 2011, the Och-Ziff Operating Group has not incurred any unsecured indebtedness. The 2007 Term Loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A Shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the 2007 Term Loan.

The 2007 Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains or losses on investments and dividends and interest from investments. As of December 31, 2011, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

Delayed Draw Term Loan.    On November 15, 2011, we entered into the $391.0 million Delayed Draw Term Loan. The facility allows for up to three borrowings for a total amount not to exceed $391.0 million, so long as certain conditions are met. A $6.5 million borrowing under the facility was made in November 2011 to fund the portion of the Buyback not funded by the net proceeds from the 2011 Offering. We anticipate that additional borrowings made under the facility will be used to repay the remaining amount outstanding under the 2007 Term Loan following a six-month blackout period following the Buyback. Following repayment in full of the 2007 Term Loan, any remaining undrawn commitments can be used for working capital and other general corporate purposes.

Any undrawn commitments will be terminated if not used on or prior to July 2, 2012. Borrowings under the facility are payable in quarterly installments in the amount of 0.25% of the amount outstanding on the last day of each quarter, and the balance will be payable upon maturity on November 23, 2016. Any amounts borrowed under the facility and subsequently repaid may not be re-borrowed. Amounts borrowed bear interest at a rate of LIBOR plus 1.50% or a base rate plus 0.50% and are guaranteed by the same guarantors and secured by the same collateral on a pari passu basis with the obligations under the 2007 Term Loan.

The facility requires us to pay a fee equal to 0.75% of the undrawn portion of the commitments under the facility until the earliest of (i) the date the commitments are drawn in full, (ii) July 2, 2012, and (iii) the date on which the commitments are canceled or terminated in accordance with the terms of the agreement.

The facility includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the credit agreement) as of the last day of any fiscal quarter to exceed 4.0 to 1.0. The agreement allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of facility. As of December 31, 2011, we were in compliance with these covenants.

In addition to the financial maintenance covenants described above, the Delayed Draw Term Loan includes prepayment provisions, affirmative and negative covenants (including the free cash flow limitation on distributions) and events of default that are substantially similar to the terms of the 2007 Term Loan described above.

Aircraft Loan.    On May 25, 2011, we refinanced $10.7 million of the $11.3 million remaining balance on our aircraft loan and paid the remaining balance with cash on hand. The indebtedness outstanding under the loan bears an annual interest rate of LIBOR plus 2.35%, is due in full at maturity on May 25, 2014 and is secured by a first priority lien on the aircraft.

The terms of the loan also require us to make one or more prepayments or post cash collateral with the lender in the event that the indebtedness outstanding under the loan at any time exceeds an amount equal to 70% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender that may not be exercised more than once every 12 months.

The terms of the loan also require us to comply with the following financial maintenance covenants in order for us to avoid an event of default:

•	The minimum amount of assets under management is $17 billion, tested quarterly;

•	Annual management fees earned by the Och-Ziff Operating Group must not fall below $257.3 million, tested annually;

•

Economic Income must exceed three times the annual principal and interest payments due on all direct or indirect indebtedness of the Och-Ziff Operating Group (excluding principal and interest payments due on the scheduled maturity date of any debt), tested quarterly; and

•

Average cash, unrestricted marketable securities and other liquid investments that may be converted to cash within 90 days must be equal to an amount greater than the indebtedness outstanding under the loan, tested quarterly.

Upon an event of default, subject to certain cure periods set forth in the loan, the lender may declare all amounts outstanding under the loan to be due and payable.

Tax Receivable Agreement

We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our partners and the Ziffs. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the 2007 Offerings, and subsequent taxable exchanges by our partners and the Ziffs of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) have agreed to pay our partners and the Ziffs 85% of the amount of cash savings, if any, in federal, state and local income taxes in the United States that these entities actually realize related to their units as a result of such increases in tax basis. In connection with the departure of certain former partners, the right to receive payments under the tax receivable agreement by such partners was contributed to the Och-Ziff Operating Group. As a result, we expect to pay to our remaining partners and the Ziffs approximately 77% (from 85% at the time of the 2007 Offerings) of the overall cash savings, if any, in federal, state and local income taxes in the United States that we actually realize as a result of such increases in tax basis. To the extent that we do not realize any cash savings in federal, state and local income taxes in the United States, we would not be required to make corresponding payments under the tax receivable agreement.

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

As of December 31, 2011, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our partners and the Ziffs approximately $759.1 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our partners under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement. The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including those described below:

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

Dividends and Distributions

The following table presents the cash dividends declared on our Class A Shares in 2011 and the related cash distributions to our partners and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

	Class A Shares		Related Distributions to the Partners and the Ziffs (dollars in thousands)
Payment Date	Record Date	Dividend per Share
February 28, 2012	February 21, 2012	$0.04	$15,245
November 28, 2011	November 21, 2011	$0.09	$48,393
August 22, 2011	August 15, 2011	$0.14	$54,802
May 19, 2011	May 12, 2011	$0.13	$48,713
February 25, 2011	February 18, 2011	$0.71	$264,876
November 18, 2010	November 11, 2010	$0.10	$42,519
August 19, 2010	August 12, 2010	$0.11	$44,874
May 11, 2010	April 1, 2010	$0.09	$34,315
February 18, 2010	December 31, 2009	$0.58	$198,852

We intend to distribute to our Class A Shareholders substantially all of their pro rata share of our annual Economic Income (as described above under “—Economic Income Analysis”) in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to pay income taxes, to pay any amounts owed under the tax receivable agreement, to make appropriate investments in our business and our funds, and to make payments on any of our obligations.

When we pay dividends on our Class A Shares, we intend to make corresponding distributions to our partners and the Ziffs on their interests in the Och-Ziff Operating Group, subject to the terms of the limited partnership agreements of the Och-Ziff Operating Group entities.

The declaration and payment of future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy or reduce or eliminate our distributions at any time in its discretion. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our term loans; legal, tax and regulatory restrictions; and other restrictions and implications on the payment of distributions by us to our Class A Shareholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant.

The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware limited liability company, Och-Ziff Capital Management Group LLC is not permitted to make distributions if and to the extent that after giving effect to such distributions, its liabilities would exceed the fair value of its assets. In addition, we will not be permitted to make distributions if we are in default under our term loans, and the term loans also limit the amount of distributions we can pay to our “free cash flow,” as discussed above. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.

Additionally, all of the RSUs outstanding as of December 31, 2011 accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividends. The dividend equivalents will be paid if and when the related RSUs vest. Our Board of Directors has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We currently withhold shares to satisfy the tax withholding obligations of holders of vested RSUs and dividend equivalents, which results in the use of cash from operations or borrowings to satisfy these tax-withholding payments.

In accordance with the Och-Ziff Operating Group entities’ limited partnership agreements, we may cause the applicable Och-Ziff Operating Group entities to distribute cash to the intermediate holding companies, the partners and the Ziffs in an amount at least equal to the presumed maximum tax liabilities arising from their direct ownership in these entities. The presumed maximum tax liabilities are based upon the presumed maximum income allocable to any such unit holder at the maximum combined U.S. federal, New York State and New York City tax rates. Holders of our Class A Shares may not always receive distributions at a time when our intermediate holding companies, the partners and the Ziffs are receiving distributions on their interests, as distributions to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. Such tax distributions will take into account the disproportionate income allocation (but not a disproportionate cash allocation) to the unit holders with respect to “built-in gain assets,” if any, at the time of the 2007 Offerings. Consequently, Och-Ziff Operating Group tax distributions may be greater than if such assets had a tax basis equal to their value at the time of the 2007 Offerings.

Our cash distribution policy has certain risks and limitations, particularly with respect to our liquidity. Although we expect to pay distributions according to our policy, we may not make distributions according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the distribution. Moreover, if the Och-Ziff Operating Group’s cash flows from operations are insufficient to enable it to make required minimum tax distributions discussed above, the Och-Ziff Operating Group may have to borrow funds or sell assets, and thus our liquidity and financial condition could be materially adversely affected. Furthermore, by paying cash distributions rather than investing that cash in our businesses, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our obligations, operations, new investments or unanticipated capital expenditures, should the need arise. In such event, we may not be able to effect our business and growth strategy to the extent intended.

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

Cash Flows Analysis

Operating Activities.    Net cash provided by operating activities was $368.4 million, $543.7 million and $256.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. For each period, net cash flows from operating activities were primarily related to the collection of prior-year incentive income and current-year management fees, less interest expense and other operating expenses. Also included in net cash provided by operating activities was the collection of $232.1 million and $208.0 million of deferred balances in 2010 and 2009, respectively. These amounts were in turn distributed to our partners and the Ziffs, net of taxes. The deferred balances distributed to Mr. Och, net of taxes, in the amount of $129.9 million and $122.4 million in 2010 and 2009, respectively, were recorded as financing-related cash outflows, as these were distributions on Mr. Och’s pre-IPO equity interest. Additionally, cash flows from operating activities also include the investment activities of our consolidated funds.

Investing Activities.    There were no significant changes in the net cash provided by (used in) investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities in our consolidated statements of cash flows.

Financing Activities.    Net cash used in financing activities was $333.9 million, $501.4 million and $255.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. For each period, net cash flows from financing activities were primarily related to the dividends paid of $104.1 million, $74.0 million and $14.8 million, respectively, to our Class A Shareholders and distributions to our partners and the Ziffs of $410.2 million, $318.3 million and $81.6 million, respectively, on their Och-Ziff Operating Group A Units. As discussed above, deferred balances distributed to Mr. Och, net of taxes, in the amount of $129.9 million and $122.4 million in 2010 and 2009, respectively, were recorded as financing-related cash outflows. In 2011, we used the net proceeds of $238.7 million from the 2011 Offering, as well as a $6.5 million borrowing under the Delayed Draw Term Loan to repay $254.1 million of the indebtedness outstanding on our 2007 Term Loan for 95% of par, as well as to pay for deal-related expenses. In 2009, we repaid $112.5 million of the face value of our term loan for $90.5 million. Additionally, cash flows from financing activities also include contributions from and distributions to the fund investors in our consolidated funds.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2012	2013-2014	2015-2016	2017 - Thereafter	Total
	(dollars in thousands)
Long-term debt, including interest thereon(a)	$369,498	$11,520	$6,542	$—	$387,560
Operating leases(b)	18,911	35,223	36,466	55,188	145,788
Capital leases(c)	844	799	—	—	1,643
Tax receivable agreement(d)	38,701	81,694	89,607	549,054	759,056
Purchase obligations(e)	—	16,000	39,000	—	55,000

Total Contractual Obligations	$427,954	$145,236	$171,615	$604,242	$1,349,047

(a)	Includes scheduled principal payments due under our term loans and aircraft loan, as well as expected future interest payments on these loans based on the LIBOR rates that were in effect as of December 31, 2011. We expect to fund the repayment of the 2007 Term Loan due in July 2012 through additional drawdowns under the Delayed Draw Term Loan. See “—Debt Obligations” for additional information.

(b)	Presents the minimum rental payments required under various operating leases for office space and computer hardware.

(c)	Presents the minimum rental payments required under various capital leases for computer hardware.

(d)	Presents the maximum amounts that would be payable to our partners and the Ziffs under the tax receivable agreement assuming that we will have sufficient taxable income each year to fully realize the expected tax savings resulting from the purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units with proceeds from the 2007 Offerings, as well as subsequent exchanges as discussed above under the heading “—Liquidity and Capital Resources—Tax Receivable Agreement.” In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

(e)	As of December 31, 2011, we have paid $4.0 million for an option to purchase a replacement corporate aircraft. We have the right to terminate the option any time prior to delivery of the aircraft, which is scheduled for 2015. If we terminate the option, we may be entitled to a refund of $2.5 million of the $4.0 million paid to date. Our corporate aircraft is used primarily for business purposes.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

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

As of December 31, 2011, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 20% within Level II; and approximately 32% within Level III. As of December 31, 2010, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 45% within Level I; approximately 26% within Level II; and approximately 29% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant.

A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

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

We employ resources to help ensure that the Financial Control and Internal Audit Groups are able to function at an appropriate quality level. We believe our internal control infrastructure utilizes an effective and appropriate level of segregation of duties. Specifically, the Financial Control Group is responsible for establishing and monitoring compliance with valuation policies, as well as reporting compliance with these policies to our Audit Committee. Our Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an independent assessment of the design and effectiveness of controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, our Internal Audit Group meets with management periodically to evaluate and provide guidance on the existing risk framework and control environment assessments. Within our trading and investing functions, we have established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources and fair valuation hierarchy coding within our financial reporting system. The appropriate internal and external resources with technical expertise and product, market and industry knowledge, perform independent verification of prices, profit and loss review, and validation of the models used in our valuation process.

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

As of December 31, 2011, our only assets and liabilities carried at fair value were the investment holdings of the consolidated Och-Ziff funds. The investments held by the consolidated Och-Ziff funds are predominately valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy.

The following table presents the fair values of assets and liabilities classified as Level III within the fair value hierarchy and a brief description of the valuation technique for each type of asset:

	December 31, 2011	Valuation Technique
	(dollars in thousands)
Assets and liabilities (net) of consolidated Och-Ziff funds	$712,912	Assets and liabilities (net) of the consolidated Och-Ziff funds are generally based upon discounted cash flows, a multiple of earnings, broker quotes or as determined in good faith with third-party input or other observable market inputs, where available. See Note 4 to the consolidated financial statements for additional information.
Level III assets and liabilities for which we do not bear economic exposure	(709,830)

Net Economic Exposure to Level III Assets and Liabilities	$3,082

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

Impact of Fair Value Measurement on Our Results.    A 10% change in the estimate of fair value of the investments held by our funds would have the following effects on our results:

	Och-Ziff Funds (excluding real estate and certain other funds)	Och-Ziff Real Estate and Certain Other Funds

Management fees	Generally, a 10% change in the period subsequent to the change in fair value, as management fees are charged based on the assets under management at the beginning of the period.	None, as management fees are generally charged based on committed capital during the original investment period and invested capital thereafter.

Incentive income	Generally, an immediate 10% impact if the change in fair value continues at the end of the measurement period, at which time incentive income is recognized, and to the extent there are no loss carry forwards from prior years.	None, as incentive income is based on realized profits, subject to clawback.

As management fees are charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of January 1, 2012 would impact our annual management fees by approximately $11.4 million.

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

Substantially all of our deferred income tax assets relate to the goodwill and other intangible assets deductible for tax purposes by Och-Ziff Corp that arose in connection with the purchase of Och-Ziff Operating Group A Units from our partners and the Ziffs with proceeds from the 2007 Offerings, subsequent exchanges of Och-Ziff Operating Group A Units for Class A Shares and subsequent payments to our partners and the Ziffs made under the tax receivable agreement, in addition to any related net operating loss carryforward. In accordance with relevant provisions of the Internal Revenue Code, we expect to take these goodwill and other intangible deductions over the 15-year period following the 2007 Offerings and the additional 20-year loss carryforward period available to us. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.

We generated taxable income in the amount of $62.6 million in 2011 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 11-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported net losses on a GAAP basis, and expect to continue to report a GAAP net loss on an annual basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. As of December 31, 2011, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets. As of December 31, 2011, we had $144.3 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2031. Additionally, as of December 31, 2011, we had $136.3 million of net operating losses available to offset future taxable income for state and $126.6 million for local income tax purposes that will expire between 2028 and 2031.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $28.4 billion as of January 1, 2012, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

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

Actual taxable income may differ from the estimate described above, which was prepared solely for determining whether we currently expect to have sufficient future taxable income to realize the deferred income tax assets. Furthermore, actual or estimated future taxable income may be materially impacted by significant changes in assets under management, whether as a result of fund investment performance or fund investor contributions or redemptions, significant changes to the assumptions underlying our estimates, future changes in income tax law, state income tax apportionment or other factors.

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward, as of December 31, 2011. We have, however, determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance in the amount of $5.8 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to GAAP that went into effect in 2011 is expected to have an impact on our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs. ASU 2011-04 provides clarifying guidance on how to measure fair value and requires additional disclosures regarding fair value measurements. The amendments, among other things, prohibit the use of blockage factors at all levels of the fair value hierarchy, provide guidance on measuring financial instruments that are managed on a net portfolio basis and clarify guidance on the application of premiums and discounts in measuring fair value. Additional disclosure requirements include the disclosure of transfers between Levels I and II, a description of the valuation processes for Level III fair value measurements, as well as additional information regarding unobservable inputs impacting Level III measurements. The amendments are effective for us beginning in the first quarter of 2012. We are currently evaluating the impact, if any, that this ASU will have on our future trends.

Economic Income Reconciliations

The following tables present the reconciliations of Economic Income to our GAAP net loss allocated to Class A Shareholders for the periods presented in this management’s discussion and analysis of financial condition and results of operations and in “Item 6. Selected Financial Data” of this annual report:

	Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders—GAAP	$(419,469)	$479	$(418,990)
Reorganization expenses	1,614,363	—	1,614,363
Net loss allocated to the Och-Ziff Operating Group A Units	(1,088,514)	—	(1,088,514)
Equity-based compensation	128,785	131	128,916
Income taxes	59,793	(212)	59,581
Change in tax receivable agreement liability	(21,768)	—	(21,768)
Net gains on early retirement of debt	(12,494)	—	(12,494)
Depreciation and amortization	8,928	748	9,676
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	600	—	600
Allocation of deferred balances and related taxes to non-equity interests	(66)	—	(66)
Net gains on investments in Och-Ziff funds	(40)	(438)	(478)
Other	2,818	128	2,946

Economic Income—Non-GAAP	$272,936	$836	$273,772

	Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders—GAAP	$(264,274)	$(30,139)	$(294,413)
Reorganization expenses	1,626,988	—	1,626,988
Net loss allocated to the Och-Ziff Operating Group A Units	(950,209)	—	(950,209)
Equity-based compensation	115,184	13,553	128,737
Income taxes	39,023	2,055	41,078
Depreciation and amortization	8,329	749	9,078
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	1,500	—	1,500
Net (gains) losses on investments in Och-Ziff funds	76	(468)	(392)
Allocation of deferred balances and related taxes to non-equity interests	(27)	—	(27)
Change in tax receivable agreement liability	(1,368)	—	(1,368)
Other	5,674	112	5,786

Economic Income—Non-GAAP	$580,896	$(14,138)	$566,758

	Year Ended December 31, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders—GAAP	$(254,014)	$(43,415)	$(297,429)
Reorganization expenses	1,704,753	—	1,704,753
Net loss allocated to the Och-Ziff Operating Group A Units	(1,127,729)	—	(1,127,729)
Equity-based compensation	100,705	21,756	122,461
Net earnings on deferred balances	(54,138)	—	(54,138)
Income taxes	36,846	857	37,703
Net gains on early retirement of debt	(21,797)	—	(21,797)
Change in tax receivable agreement liability	(19,749)	—	(19,749)
Allocation of deferred balances and related taxes to non-equity interests	19,575	—	19,575
Depreciation and amortization	7,792	749	8,541
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	6,201	—	6,201
Net gains on investments in Och-Ziff funds	(3,243)	(308)	(3,551)
Other	28,779	59	28,838

Economic Income—Non-GAAP	$423,981	$(20,302)	$403,679

	Year Ended December 31, 2008
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders—GAAP	$(490,354)	$(20,242)	$(510,596)
Reorganization expenses	1,698,989	—	1,698,989
Net loss allocated to the Och-Ziff Operating Group A Units	(1,146,084)	—	(1,146,084)
Net losses on deferred balances	141,900	—	141,900
Equity-based compensation	96,120	5,905	102,025
Allocation of deferred balances and related taxes to non-equity interests	(43,079)	—	(43,079)
Income taxes	39,825	241	40,066
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	10,480	—	10,480
Depreciation and amortization	5,890	750	6,640
Net losses on investments in Och-Ziff funds	3,793	43	3,836
Change in tax receivable agreement liability	(1,676)	—	(1,676)
Other	—	1,908	1,908

Economic Income—Non-GAAP	$315,804	$(11,395)	$304,409

	Year Ended December 31, 2007
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders—GAAP	$(908,082)	$(6,944)	$(915,026)
Reorganization expenses	3,333,396	—	3,333,396
Net loss allocated to the Och-Ziff Operating Group A Units	(2,077,475)	—	(2,077,475)
Allocation of deferred balances and related taxes to non-equity interests	680,009	961	680,970
Net earnings on deferred balances	(245,051)	—	(245,051)
Income taxes	63,852	111	63,963
Net gains on investments in Och-Ziff funds	(59,729)	(237)	(59,966)
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	13,950	—	13,950
Equity-based compensation	13,489	—	13,489
Depreciation and amortization	4,080	137	4,217
Goodwill impairment	—	2,856	2,856
Other	—	3,307	3,307

Economic Income—Non-GAAP	$818,439	$191	$818,630

Economic Income Revenues

The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this management’s discussion and analysis of financial condition and results of operations and in “Item 6. Selected Financial Data” of this annual report:

	Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—U.S. GAAP	$486,215	$14,642	$500,857
Adjustment to management fees(1)	(14,665)	—	(14,665)

Management Fees—Economic Income Basis—Non-GAAP	471,550	14,642	486,192
Incentive income(2)	65,026	—	65,026
Other revenues(2)	1,729	529	2,258

Total Economic Income Revenues—Non-GAAP	$538,305	$15,171	$553,476

	Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—U.S. GAAP	$431,999	$5,817	$437,816
Adjustment to management fees(1)	(9,059)	—	(9,059)

Management Fees—Economic Income Basis—Non-GAAP	422,940	5,817	428,757
Incentive income(2)	446,228	—	446,228
Other revenues(2)	1,290	684	1,974

Total Economic Income Revenues—Non-GAAP	$870,458	$6,501	$876,959

	Year Ended December 31, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—U.S. GAAP	$359,979	$4,926	$364,905
Adjustment to management fees(1)	(2,462)	19	(2,443)

Management Fees—Economic Income Basis—Non-GAAP	357,517	4,945	362,462
Incentive income(2)	348,915	—	348,915
Other revenues(2)	1,447	292	1,739

Total Economic Income Revenues—Non-GAAP	$707,879	$5,237	$713,116

	Year Ended December 31, 2008
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—U.S. GAAP	$571,020	$5,245	$576,265
Adjustment to management fees(1)	254	6	260

Management Fees—Economic Income Basis—Non-GAAP	571,274	5,251	576,525
Incentive income(2)	12,201	—	12,201
Other revenues(2)	3,554	555	4,109

Total Economic Income Revenues—Non-GAAP	$587,029	$5,806	$592,835

	Year Ended December 31, 2007
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—U.S. GAAP	$312,511	$5,245	$317,756
Adjustment to management fees(1)	164,396	—	164,396

Management Fees—Economic Income Basis—Non-GAAP	476,907	5,245	482,152
Incentive income(2)	637,243	—	637,243
Other revenues(2)	11,391	246	11,637

Total Economic Income Revenues—Non-GAAP	$1,125,541	$5,491	$1,131,032

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	These items are presented on a GAAP basis. Accordingly, no adjustments to or reconciliations of these items are presented.

Economic Income Expenses

The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this management’s discussion and analysis of financial condition and results of operations:

	Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—U.S. GAAP	$315,327	$9,681	$325,008
Adjustment to compensation and benefits(1)	(131,752)	(131)	(131,883)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$183,575	$9,550	$193,125

Interest expense and general, administrative and other expenses—U.S. GAAP	$87,897	$4,322	$92,219
Adjustment to interest expense and general, administrative and other expenses(2)	(5,634)	(748)	(6,382)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$82,263	$3,574	$85,837

	Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—U.S. GAAP	$329,788	$31,870	$361,658
Adjustment to compensation and benefits(1)	(122,375)	(13,553)	(135,928)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$207,413	$18,317	$225,730

Interest expense and general, administrative and other expenses—U.S. GAAP	$98,206	$3,431	$101,637
Adjustment to interest expense and general, administrative and other expenses(2)	(16,357)	(749)	(17,106)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$81,849	$2,682	$84,531

	Year Ended December 31, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—U.S. GAAP	$302,006	$42,426	$344,432
Adjustment to compensation and benefits(1)	(108,095)	(21,756)	(129,851)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$193,911	$20,670	$214,581

Interest expense and general, administrative and other expenses—U.S. GAAP	$80,719	$4,888	$85,607
Adjustment to interest expense and general, administrative and other expenses(2)	9,268	(749)	8,519

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$89,987	$4,139	$94,126

(1)	Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of the operating performance of the Company. Additionally, the full amount of deferred cash compensation and expenses related to compensation arrangements indexed to annual investment performance is recognized on the date it is determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on the Company’s performance in the year of the award.

(2)	Adjustment to exclude depreciation, amortization and changes in the tax receivable agreement liability, as management does not consider these items to be reflective of the operating performance of the Company. Additionally, an adjustment is made to present recurring placement and service fees as a reduction in management fees, not an expense.

Other Economic Income Items

The following tables present the reconciliations of other Economic Income items to the respective GAAP measure for the periods presented in this management’s discussion and analysis of financial condition and results of operations:

	Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—U.S. GAAP	$509	$123	$632
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(40)	—	(40)

Net Gains on Joint Ventures(2)	$469	$123	$592

Net income (loss) allocated to partners’ and others’ interests in consolidated subsidiaries—U.S. GAAP	$(1,092,517)	$40,702	$(1,051,815)
Adjustment to net income (loss) allocated to partners’ and others’ interests in consolidated subsidiaries(3)	1,092,517	(39,368)	1,053,149

Net Income Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries— Economic Income Basis—Non-GAAP(4)	$—	$1,334	$1,334

	Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net losses on investments in Och-Ziff funds and joint ventures—U.S. GAAP	$(376)	$(145)	$(521)
Adjustment to net losses on investments in Och-Ziff funds and joint ventures(1)	76	—	76

Net Losses on Joint Ventures(2)	$(300)	$(145)	$(445)

Net income (loss) allocated to partners’ and others’ interests in consolidated subsidiaries—U.S. GAAP	$(946,680)	$42,139	$(904,541)
Adjustment to net income (loss) allocated to partners’ and others’ interests in consolidated subsidiaries(3)	946,680	(42,644)	904,036

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries—Economic Income Basis— Non-GAAP(4)	$—	$(505)	$(505)

	Year Ended December 31, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures—U.S. GAAP	$3,243	$(1,454)	$1,789
Adjustment to net gains (losses) on investments in Och-Ziff funds and joint ventures(1)	(3,243)	—	(3,243)

Net Losses on Joint Ventures(2)	$—	$(1,454)	$(1,454)

Net income (loss) allocated to partners’ and others’ interests in consolidated subsidiaries—U.S. GAAP	$(1,101,205)	$23,172	$(1,078,033)
Adjustment to net income (loss) allocated to partners’ and others’ interests in consolidated subsidiaries(3)	1,101,205	(23,896)	1,077,309

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries—Economic Income Basis— Non-GAAP(4)	$—	$(724)	$(724)

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains (losses) to be reflective of the operating performance of the Company.

(2)	Represents the Company’s net gains (losses) on joint ventures established to expand certain of the Company’s private investments platforms.

(3)	Adjustment to exclude amounts allocated to the partners and the Ziffs on their interests in the Och-Ziff Operating Group, as management reviews the performance of the Company at the Och-Ziff Operating Group level. The Company conducts substantially all of its activities through the Och-Ziff Operating Group. Additionally, the impact of the consolidated Och-Ziff funds, including the allocation of earnings (losses) to investors in those funds, is also removed.

(4)	Represents the residual interests in the domestic real estate management business not owned by the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment manager for the Och-Ziff funds, and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income.

Fair value of the financial assets and liabilities of the Och-Ziff funds may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. With regards to the consolidated Och-Ziff funds, the net effect of these fair value changes impacts the net gains (losses) of consolidated Och-Ziff funds in our consolidated statements of operations; however, substantially all of these fair value changes are absorbed by the investors of these funds (partners’ and others’ interests in consolidated subsidiaries in our consolidated balance sheet). To the extent the Och-Ziff funds are not consolidated, the fair value changes in the assets and liabilities of the Och-Ziff funds affect the management fees and incentive income we may earn from those funds.

Impact on Management Fees

Our management fees are generally based on the net asset value of the funds we manage. Accordingly, management fees will generally change in proportion to changes in the fair value of investments held by our funds.

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our funds. A 10% change in the fair value of the investments held by our funds as of December 31, 2011 and 2010 would result in a change of approximately $2.7 billion in our assets under management.

A 10% change in the fair value of the investments held by our funds as of January 1, 2012 (the date management fees are calculated for the following quarter), would impact our annual management fees by approximately $11.4 million. A 10% change in the fair value of the investments held by our funds as of January 1, 2011, would have impacted our annual management fees by approximately $11.3 million.

A 10% change in the fair value of the investments held by our funds as of the end of any year (excluding unrealized gains and losses in Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized), could significantly affect our incentive income by a corresponding amount, as incentive income is generally based on a percentage of annual profits generated by our funds. We do not earn incentive income on unrealized gains attributable to Special Investments and certain other investments, and therefore a change in the fair value of those investments would have no effect on incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of December 31, 2011 and 2010, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of December 31, 2011, our annual interest expense would increase or decrease by approximately $118 thousand. For every increase or decrease of 10% in LIBOR as of December 31, 2010, our annual interest expense would have increased or decreased by approximately $269 thousand.

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of December 31, 2011 and 2010, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our earnings would have been immaterial. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2011. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which is set forth on the following page.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC

We have audited Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Och-Ziff Capital Management Group LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Och-Ziff Capital Management Group LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Och-Ziff Capital Management Group LLC as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows of Och-Ziff Capital Management Group LLC for each of the three years in the period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 27, 2012

PART III

The information required to be disclosed in this Part III will be included in the definitive proxy statement for our 2012 annual meeting of shareholders (the “Proxy Statement”) and is incorporated into this Part III by reference as indicated below.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Proxy Statement under the headings “Proposal No. 1 Election of Class II Directors,” “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” and is incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required under this Item 10 pertaining to our executive officers is reported in “Item 1. Business—Our Executive Officers.”

We have adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Our Code of Business Conduct and Ethics is posted in the “Class A Shareholders” section of our website at http://www.ozcap.com. We will provide you with print copies of our code free of charge on written request to Office of the Secretary, Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019. We intend to disclose any amendments to, or waivers from, provisions of our code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing in similar functions, on our website promptly following the date of such amendment or waiver.

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

The information required by Item 13 will be included in the Proxy Statement under the headings “Corporate Governance—Director Independence” and “Certain Matters and Related Person Transactions” and is incorporated herein by reference.

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

See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2012

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Och Daniel S. Och	Chief Executive Officer, Executive Managing Director, Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2012

/s/ Joel M. Frank Joel M. Frank	Chief Financial Officer, Senior Chief Operating Officer, Executive Managing Director, Director (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012

/s/ David Windreich David Windreich	Executive Managing Director and Director	February 27, 2012

/s/ Allan S. Bufferd Allan S. Bufferd	Director	February 27, 2012

/s/ J. Barry Griswell J. Barry Griswell	Director	February 27, 2012

/s/ Jerome P. Kenney Jerome P. Kenney	Director	February 27, 2012

/s/ Georganne C. Proctor Georganne C. Proctor	Director	February 27, 2012

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Formation of Och-Ziff Capital Management Group LLC, dated as of June 6, 2007, incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

3.2	Second Amended and Restated Limited Liability Company Agreement of Och-Ziff Capital Management Group LLC, dated as of November 13, 2007, incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed March 26, 2008.

4.1	Specimen of Class A Specimen Share Certificate (included in Exhibit 3.2).

4.2	Class B Shareholders Agreement by and among Och-Ziff Capital Management Group LLC and the Class B Shareholders, dated as of November 13, 2007, incorporated herein by reference to Exhibit 4.2 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

4.3	Registration Rights Agreement by and among inter alia Och-Ziff Capital Management Group LLC, dated as of November 19, 2007, incorporated herein by reference to Exhibit 4.3 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

4.4	Registration Rights Agreement by and among Och-Ziff Capital Management Group LLC and DIC Sahir Limited, dated as of November 19, 2007, incorporated herein by reference to Exhibit 4.4 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.1	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.2 to Amendment No. 4 to our Registration Statement on Form S-1, filed on October 17, 2007 (File No. 333-144256).

10.2	Amended and Restated Tax Receivable Agreement by and among inter alia Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corp., Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, and OZ Advisors II LP, dated as of January 12, 2009, incorporated herein by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 12, 2009.

10.3	Exchange Agreement by and among the Och-Ziff Capital Management Group LLC, Och-Ziff Corp., Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners and Class B Shareholders, dated as of November 13, 2007, incorporated herein by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.4+	Och-Ziff Capital Management Group LLC Amended and Restated 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Registration Statement on Form S-8, filed on November 12, 2008 (File No. 333-155315).

10.5	Amended and Restated Credit and Guaranty Agreement, dated as of October 26, 2007, between OZ Management LP, the guarantors named therein and various lenders, incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed August 2, 2011.

10.6	Certificate of Incorporation of Och-Ziff Holding Corporation, dated as of July 12, 2007, incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

10.7	Bylaws of Och-Ziff Holding Corporation, dated as of July 17, 2007, incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

10.8	Certificate of Formation of Och-Ziff Holding LLC, dated as of June 13, 2007, incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

Exhibit No.	Description

10.9	Second Amended and Restated Operating Agreement of Och-Ziff Holding LLC, dated as of November 11, 2007, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.10	Amended and Restated Limited Partnership Agreement of OZ Advisors LP, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 4, 2009.

10.11	Amended and Restated Limited Partnership Agreement of OZ Advisors II LP, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 4, 2009.

10.12	Amended and Restated Limited Partnership Agreement of OZ Management LP, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 4, 2009.

10.13+	Employment Agreement by and between Zoltan Varga and a subsidiary of the Registrant, dated as of November 5, 2007, incorporated herein by reference to Exhibit 10.15 to Amendment No. 8 to our Registration Statement on Form S-1, filed November 8, 2007 (File No. 333-144256).

10.14	Securities Purchase and Investment Agreement, by and among Och-Ziff Capital Management Group LLC, DIC Sahir Limited and Dubai International Capital LLC, dated as of October 29, 2007, incorporated herein by reference to Exhibit 10.16 to Amendment No. 7 to our Registration Statement on Form S-1, filed October 29, 2007 (File No. 333-144256).

10.15	Amendment to Exchange Agreement, dated May 19, 2010, by and among Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corporation, Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, OZ Advisors II LP and the Och-Ziff Limited Partners and Class B Shareholders, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed on August 5, 2010.

10.16	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.17	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.18	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.19	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as of March 16, 2010, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.20	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of March 16, 2010, incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.21	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of March 16, 2010, incorporated herein by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.22*+	Form of Independent Directors Award Agreement.

Exhibit No.	Description

10.23	Amendment and Waiver to Amended and Restated Credit and Guaranty Agreement, dated as of November 15, 2011, between OZ Management LP, the guarantors named therein and various lenders, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 15, 2011.

10.24	Credit and Guaranty Agreement, dated as of November 15, 2011, between OZ Management LP, the guarantors named therein and various lenders, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 15, 2011.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract, compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC

We have audited the accompanying consolidated balance sheets of Och-Ziff Capital Management Group LLC (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Och-Ziff Capital Management Group LLC at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 27, 2012

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Assets
Cash and cash equivalents	$149,011	$117,577
Income and fees receivable	74,640	462,820
Due from related parties	2,135	1,602
Deferred income tax assets	965,520	985,690
Other assets, net	79,840	85,212
Assets of consolidated Och-Ziff funds:
Investments, at fair value	729,152	419,366
Other assets of Och-Ziff funds	43,805	21,657

Total Assets	$2,044,103	$2,093,924

Liabilities and Shareholders’ Equity
Liabilities
Due to related parties	$759,056	$788,779
Debt obligations	383,685	639,487
Compensation payable	107,384	148,673
Other liabilities	58,510	61,761
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	101,563	23,480
Other liabilities of Och-Ziff funds	1,540	4,107

Total Liabilities	1,411,738	1,666,287

Commitments and Contingencies (Note 13)
Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 139,341,965 and 94,742,187 shares issued and outstanding as of December 31, 2011 and 2010, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 274,286,008 and 274,666,921 shares issued and outstanding as of December 31, 2011 and 2010, respectively	—	—
Paid-in capital	2,419,287	1,899,025
Accumulated deficit	(2,776,374)	(2,250,530)
Accumulated other comprehensive loss	(49)	(50)

Shareholders’ deficit attributable to Class A Shareholders	(357,136)	(351,555)
Partners’ and others’ interests in consolidated subsidiaries	989,501	779,192

Total Shareholders’ Equity	632,365	427,637

Total Liabilities and Shareholders’ Equity	$2,044,103	$2,093,924

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Revenues
Management fees	$500,857	$437,816	$364,905
Incentive income	65,026	446,228	348,915
Other revenues	2,258	1,974	1,739
Income of consolidated Och-Ziff funds	48,283	38,485	27,729

Total Revenues	616,424	924,503	743,288

Expenses
Compensation and benefits	325,074	361,685	344,432
Allocation of deferred balances and related taxes to non-equity interests	(66)	(27)	19,575
Reorganization expenses	1,614,363	1,626,988	1,704,753
Interest expense	7,102	7,639	12,797
General, administrative and other	85,117	93,998	72,810
Expenses of consolidated Och-Ziff funds	8,723	8,873	4,069

Total Expenses	2,040,313	2,099,156	2,158,436

Other Income
Net earnings on deferred balances	—	—	54,138
Net gains (losses) on investments in Och-Ziff funds and joint ventures	632	(521)	1,789
Net gains on early retirement of debt	12,494	—	21,797
Change in deferred income of consolidated Och-Ziff funds	(7,117)	(6,805)	(4,285)
Net gains of consolidated Och-Ziff funds	6,656	24,103	3,950

Total Other Income	12,665	16,777	77,389

Loss Before Income Taxes	(1,411,224)	(1,157,876)	(1,337,759)
Income taxes	59,581	41,078	37,703

Consolidated Net Loss	$(1,470,805)	$(1,198,954)	$(1,375,462)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(1,051,815)	$(904,541)	$(1,078,033)

Net Loss Allocated to Class A Shareholders	$(418,990)	$(294,413)	$(297,429)

Net Loss Per Class A Share
Basic and Diluted	$(4.07)	$(3.35)	$(3.79)
Weighted-Average Class A Shares Outstanding
Basic and Diluted	102,848,812	87,910,977	78,387,368
Dividends Paid per Class A Share	$1.07	$0.88	$0.19

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Loss
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
				(dollars in thousands)
As of December 31, 2008	76,279,134	279,989,571	$1,137,161	$(1,567,305)	$37	$208,971	$(221,136)
Capital contributions	—	—	—	—	—	103,977	103,977
Capital distributions	—	—	—	—	—	(147,608)	(147,608)
Cash dividends declared on Class A Shares	—	—	—	(14,788)	—	—	(14,788)
Dividend equivalents on Class A restricted share units	—	—	239	(239)	—	(a )	—
Equity-based compensation	3,571,829	—	18,646	—	—	92,072	110,718
Och-Ziff Operating Group A Unit transactions (See Note 3)	1,972,952	(2,043,045)	172	—	—	11,476	11,648
Contribution of right to future payments under tax receivable agreement (See Note 13)	—	—	2,266	—	—	15,734	18,000
Acquisition of partners’ and others’ interests in consolidated subsidiaries	—	—	(2)			(9)	(11)
Impact of amortization of Reorganization charges on capital	—	—	347,014	—	—	1,357,739	1,704,753
Comprehensive loss:
Consolidated net loss	—	—	—	(297,429)	—	(1,078,033)	(1,375,462)
Foreign currency translation adjustment	—	—	—	—	(84)	(326)	(410)

Total comprehensive loss							(1,375,872)

As of December 31, 2009	81,823,915	277,946,526	1,505,496	(1,879,761)	(47)	563,993	189,681
Capital contributions	—	—	—	—	—	192,607	192,607
Capital distributions	—	—	—	—	—	(450,451)	(450,451)
Cash dividends declared on Class A Shares	—	—	—	(74,039)	—	—	(74,039)
Dividend equivalents on Class A restricted share units	—	—	2,317	(2,317)	—	(a )	—
Equity-based compensation	4,672,031	—	17,825	—	—	80,090	97,915
Och-Ziff Operating Group A Unit transactions (See Note 3)	8,246,241	(3,279,605)	3,273	—	—	24,532	27,805
Contribution of right to future payments under tax receivable agreement (See Note 13)	—	—	2,380	—	—	13,718	16,098
Impact of amortization of Reorganization charges on capital	—	—	367,734	—	—	1,259,254	1,626,988
Comprehensive loss:
Consolidated net loss	—	—	—	(294,413)	—	(904,541)	(1,198,954)
Foreign currency translation adjustment	—	—	—	—	(3)	(10)	(13)

Total comprehensive loss							(1,198,967)

As of December 31, 2010	94,742,187	274,666,921	$1,899,025	$(2,250,530)	$(50)	$779,192	$427,637

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Loss
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Partners’ and Others’ Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
				(dollars in thousands)
As of December 31, 2010	94,742,187	274,666,921	$1,899,025	$(2,250,530)	$(50)	$779,192	$427,637
Capital contributions	—	—	—	—	—	296,361	296,361
Capital distributions	—	—	—	—	—	(489,776)	(489,776)
Cash dividends declared on Class A Shares	—	—	—	(104,100)	—	—	(104,100)
Dividend equivalents on Class A restricted share units	—	—	2,754	(2,754)	—	(a )	—
Equity-based compensation	6,154,567	1,650,000	22,904	—	—	81,309	104,213
Issuance of Class A Shares in 2011 Offering, net of issuance costs	33,333,333	—	63,898	—	—	173,103	237,001
Och-Ziff Operating Group A Unit transactions (See Note 3)	5,111,878	(2,030,913)	2,691	—	—	10,592	13,283
Contribution of right to future payments under tax receivable agreement (See Note 13)	—	—	723	—	—	3,480	4,203
Acquisition of partners’ and others’ interests in consolidated subsidiaries	—	—	(5)	—	—	(15)	(20)
Impact of amortization of Reorganization charges on capital	—	—	427,297	—	—	1,187,066	1,614,363
Comprehensive loss:
Consolidated net loss	—	—	—	(418,990)	—	(1,051,815)	(1,470,805)
Foreign currency translation adjustment	—	—	—	—	1	4	5

Total comprehensive loss							(1,470,800)

As of December 31, 2011	139,341,965	274,286,008	$2,419,287	$(2,776,374)	$(49)	$989,501	$632,365

(a)	The dividend equivalents on Class A restricted share units impacted partners’ and others’ interests in consolidated subsidiaries by increasing the paid-in capital component and increasing the accumulated deficit component of partners’ and others’ interests in consolidated subsidiaries each by $8.3 million, $8.4 million and $912 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(1,470,805)	$(1,198,954)	$(1,375,462)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reorganization expenses	1,614,363	1,626,988	1,704,753
Amortization of equity-based compensation	128,916	128,737	122,461
Depreciation and amortization	9,676	9,078	8,541
Net gains on early retirement of debt	(12,494)	—	(21,797)
Deferred income taxes	46,195	19,815	27,520
Operating cash flows due to changes in:
Income and fees receivable	388,180	(94,520)	(338,149)
Due from related parties	(533)	332	342
Other assets, net	(2,259)	238,576	188,004
Assets of consolidated Och-Ziff funds	(331,934)	(140,419)	(90,969)
Due to related parties	(37,347)	(103,374)	(112,863)
Compensation payable	(41,289)	4,893	145,729
Other liabilities	(1,703)	24,963	(1,697)
Liabilities of consolidated Och-Ziff funds	79,476	27,558	29

Net Cash Provided by Operating Activities	368,442	543,673	256,442

Cash Flows from Investing Activities
Investments in joint ventures	(3,101)	(4,981)	(6,120)
Return of investments in joint ventures	582	6,589	3,730
Loans to joint venture partners	—	—	(3,132)
Repayment of loan to joint ventures partners	1,750	250	—
Collateral deposit on aircraft loan	—	—	(2,021)
Purchases of fixed assets	(2,363)	(349)	(1,123)
Proceeds from sales of fixed assets	—	100	—

Net Cash Provided by (Used in) Investing Activities	(3,132)	1,609	(8,666)

Cash Flows from Financing Activities
Proceeds from issuance of Class A Shares in 2011 Offering	238,750	—	—
Costs directly associated with issuance of Class A Shares in 2011 Offering	(1,749)	—	—
Proceeds from Delayed Draw Term Loan	6,500	—	—
Costs related to Delayed Draw Term Loan facility	(1,378)	—	—
Repayments of debt obligations	(249,595)	(10,901)	(90,451)
Partners’ and others’ interests in consolidated subsidiaries contributions	292,400	192,564	103,977
Partners’ and others’ interests in consolidated subsidiaries distributions	(489,386)	(450,451)	(120,020)
Distribution of deferred balances and related taxes to Mr. Och	(1,583)	(129,850)	(122,422)
Dividends on Class A Shares	(104,100)	(74,039)	(14,788)
Withholding taxes paid on vested Class A restricted share units	(22,906)	(28,760)	(11,743)
Principal payments under capital lease obligations	(829)	—	—

Net Cash Used in Financing Activities	(333,876)	(501,437)	(255,447)

Net Change in Cash and Cash Equivalents	31,434	43,845	(7,671)
Cash and Cash Equivalents, Beginning of Period	117,577	73,732	81,403

Cash and Cash Equivalents, End of Period	$149,011	$117,577	$73,732

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period:
Interest paid	$6,559	$7,127	$12,234
Income taxes paid (received)	$22,680	$16,741	$(8,139)
Non-cash transactions:
In-kind distribution of deferred balances	$2,892	$169,652	$—
Collateral deposit on aircraft loan applied against principal	$—	$2,026	$—
Capital lease additions	$2,471	$—	$—

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1.	OVERVIEW

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai and Beijing. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue diverse investment opportunities globally. The Och-Ziff funds seek to generate consistent, positive, absolute returns across market cycles with low volatility compared to the equity markets.

The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of the funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the Och-Ziff funds.

The Company conducts substantially all of its operations through its one reportable segment, the Och-Ziff Funds segment, which provides asset management services to its hedge funds and other alternative investment vehicles. The Company’s assets under management are generally invested on a multi-strategy basis, across multiple geographies, although certain of the Company’s funds are focused on specific sectors, strategies or geographies. The primary investment strategies the Company employs in its funds are convertible and derivative arbitrage, credit, long/short equity special situations, merger arbitrage, private investments and structured credit.

The Company’s Other Operations are currently comprised of its real estate business, which provides asset management services to its real estate funds, and investments in businesses established to expand certain of the Company’s private investment platforms. The businesses and investments included in the Company’s Other Operations do not meet the thresholds of reportable business segments under U.S. generally accepted accounting principles (“GAAP”).

The Company generates substantially all of its revenues in the United States. The liability of the Company’s Class A Shareholders is limited to the extent of their capital contributions.

References to the Company’s “partners” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively with their consolidated subsidiaries, the “Och-Ziff Operating Group”) other than the Ziffs and the Company’s intermediate holding companies, and include the Company’s founder, Mr. Daniel S. Och, except where the context requires otherwise. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. and certain of its affiliates and control persons. The Company conducts substantially all of its operations through the Och-Ziff Operating Group.

In November 2007, the Company completed its initial public offering (“IPO”) of 36.0 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly owned subsidiary of Dubai International Capital LLC (collectively, the “2007 Offerings”). The Company used the net proceeds from the 2007 Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the partners and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the 2007 Offerings. As of December 31, 2011, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 31.9%. See Note 3 for additional information regarding increases in the Company’s interest in the Och-Ziff Operating Group.

In November 2011, the Company completed a public offering of 33.3 million Class A Shares (the “2011 Offering”) for $7.50 per share, which resulted in net proceeds of $238.7 million, less $1.7 million of deal-related

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

expenses. The Company used the net proceeds from the 2011 Offering to repurchase and retire a portion of the indebtedness outstanding under the term loan entered into in July 2007 (“2007 Term Loan”). See Note 7 for additional information.

Prior to the 2007 Offerings, the Company completed a reorganization of its business (“Reorganization”). As part of the Reorganization, Mr. Och’s equity interests, the other partners’ non-equity interests and the Ziffs’ profit sharing interests were reclassified as Och-Ziff Operating Group A Units. As a result of these reclassifications, the Company continues to incur significant non-cash Reorganization charges. See Note 3 for additional information.

The following Och-Ziff Operating Group Units represent all of the equity interests of the Och-Ziff Operating Group:

•

Och-Ziff Operating Group A Units—The Och-Ziff Operating Group A Units are held by the partners and the Ziffs. Once vested, these units may be exchanged for Class A Shares of the Registrant on a one-for-one basis, subject to certain transfer restrictions for the five years following the 2007 Offerings.

•	Och-Ziff Operating Group B Units—The Och-Ziff Operating Group B Units represent the Company’s interest in the Och-Ziff Operating Group.

The Company issues its partners a number of Class B Shares of the Registrant equal to the number of Och-Ziff Operating Group A Units held by each partner. These shares entitle the partners to one vote per share on matters submitted to shareholders for approval; however, these shares do not participate in the earnings of the Company, as the partners participate in the economics of the Och-Ziff Operating Group through their direct ownership of Och-Ziff Operating Group A Units. The partners granted to the Class B Shareholder Committee, currently consisting solely of Mr. Och, an irrevocable proxy to vote their Class B Shares in concert. The Ziffs do not hold any Class B Shares. Upon the exchange of an Och-Ziff Operating Group A Unit for a Class A Share by a partner, the corresponding Class B Share is canceled and an Och-Ziff Operating Group B Unit is issued to the Company.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the prior periods have been reclassified to conform to the current-period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements of the Company. The most critical of these estimates are related to (i) fair value measurements of the assets and liabilities of the Och-Ziff funds, which impacts the Company’s management fees and incentive income; (ii) the accounting treatment for variable interest entities and (iii) the estimate of future taxable income, which impacts the carrying amount of the Company’s deferred income tax assets. While management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent, actual results could differ materially from those estimates.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Consolidation Policies

The consolidated financial statements include the accounts of the Registrant and entities in which it, directly or indirectly, is determined to have a controlling financial interest under the following set of guidelines:

•

Variable Interest Entities (“VIEs”)—The Company determines whether, if by design, an entity has equity investors who lack the characteristics of a controlling financial interest or does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. As substantially all of the funds managed by the Company qualify for the deferral under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds, the primary beneficiary of the funds the Company manages that are determined to be VIEs is the party that absorbs a majority of the VIEs’ expected losses or receives a majority of the expected residual returns as a result of holding variable interests. For VIEs that do not qualify for the deferral under ASU 2010-10, the primary beneficiary is the party that (i) has the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity.

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

Revenue Recognition Policies

The Company has two principal sources of revenues: management fees and incentive income. These revenues are derived from the Company’s agreements with the Och-Ziff funds. The agreements are automatically renewed on an annual basis unless the agreements are terminated by the general partner or directors of the Och-Ziff funds. Certain investments held by employees, partners and other related parties of the Company in the Och-Ziff funds are not subject to management fees or incentive income charges. See Note 12 for additional information regarding these waived fees.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Management Fees

Management fees typically range from 1.5% to 2.5% annually of assets under management in the Company’s hedge funds. For the Company’s real estate funds and credit funds, management fees typically range from 0.75% to 1.5%. Management fees are recognized over the period during which the related services are performed. Management fees are generally calculated and paid to the Company on a quarterly basis at the beginning of the quarter, based on assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter.

Incentive Income

The Company earns incentive income based on the performance of the Och-Ziff funds. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor, but it excludes unrealized gains and losses attributable to investments that the Company, as investment manager, believes lack a readily assessable market value, are illiquid or should be held until the resolution of a special event or circumstance (“Special Investments”). The Company does not recognize incentive income until the end of the measurement period when the amounts are contractually payable, or “crystallized.” Additionally, all of the Company’s hedge funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning the Company will not be able to earn incentive income with respect to a fund investor’s investment loss in the year or years following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. The Company earns incentive income on any net profits in excess of the high-water mark.

The measurement period for most of the Company’s assets under management is on a calendar-year basis, and therefore it generally crystallizes incentive income annually on December 31st. The Company may recognize incentive income during the first three quarters of the year related to assets subject to three-year measurement periods, as well as assets in its real estate funds, credit funds and certain other funds it manages. Additionally, the Company may recognize incentive income from tax distributions related to these assets. Tax distributions are amounts distributed to the Company to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be realized until the end of the relevant measurement period (if at all). Finally, the Company may also recognize incentive income related to fund investor redemptions during the first three quarters of the year.

The measurement periods with respect to approximately 18.0% of the Company’s assets under management as of December 31, 2011, are based on measurement periods longer than one year. Approximately half of these assets are in the OZ Master Fund and subject to three-year measurement periods. The remaining amount is related to the Company’s real estate funds, credit funds and other alternative investment vehicles it manages. Incentive income related to assets subject to three-year measurement periods is generally not earned until the end of the three-year period and is based on the cumulative performance over the three-year period. The three-year measurement period with respect to a portion of these assets will begin to expire in 2012. Incentive income related to the real estate funds, certain credit funds and certain other funds the Company manages is generally not earned until it is no longer subject to repayment to the respective fund. The Company’s ability to earn incentive income on these assets, as well as those with three-year measurement periods, is also subject to hurdle rates whereby the Company does not earn any incentive income until the investment returns exceed an agreed upon benchmark.

Incentive income allocations from consolidated Och-Ziff funds are recognized through a greater share of these funds’ net earnings being allocated to the Company, and a correspondingly reduced share of these earnings allocated to investors in the funds (partners’ and others’ interests’ in consolidated subsidiaries). To the extent the Company is allocated incentive income by a consolidated Och-Ziff fund before the end of the measurement period and that could be subject to repayment in the event of future losses, the Company defers the recognition of its share of income through change in deferred income from consolidated Och-Ziff funds in the consolidated statements of operations and records a corresponding liability within other liabilities in the consolidated balance sheets. The liability is reversed and recognized in earnings when these amounts are no longer subject to repayment.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Compensation and Benefits

The Company recognizes compensation and benefits expenses over the related service period. A portion of discretionary bonuses to certain employees is deferred and recognized over the requisite service period. In addition, income allocations to partner units determined not to be equity under GAAP that were issued subsequent to the Reorganization (“Och-Ziff Operating Group D Units”) are also included within compensation and benefits.

Compensation expense related to equity-based payments is based on the grant-date fair value and recognized on a straight-line basis over the requisite service period. An estimated forfeiture assumption is provided for based on current and historical information and is reviewed periodically for any necessary adjustments. A change in the forfeiture assumption is recognized in the period in which such change occurs. See Note 8 for additional information on the Company’s equity-based compensation plan.

Reorganization Expenses

Reorganization expenses relate to the amortization of interests held by the Company’s partners subsequent to the 2007 Offerings. See Note 3 for additional information.

Allocation of Deferred Balances and Related Taxes to Non-Equity Interests

Historically, the Company deferred collection of a portion of incentive income receivable from the offshore Och-Ziff funds. As a result of a change in method of accounting for U.S. income tax purposes made in 2007, the Company no longer defers the collection of incentive income. The deferred balances that remained as of December 31, 2007 were distributed by the funds to the Company from 2008 through 2011. These amounts were, in turn, distributed to the partners and the Ziffs.

During the deferral period, the Company elected to have these deferred balances indexed to the performance of either an Och-Ziff fund or another approved asset as determined by the Company. These deferred balances were considered hybrid financial instruments and were carried at fair value with changes in fair value recorded within net earnings on deferred balances in the consolidated statements of operations. These changes in fair value, as well as any related taxes the Company paid related to such earnings, were allocated to the partners, other than Mr. Och, and the Ziffs through allocation of deferred balances and related taxes to non-equity interests in the consolidated statements of operations, as such interests were not considered equity for GAAP purposes. Any earnings, and any related taxes, allocable to Mr. Och were allocated through net loss allocated to partners’ and others’ interests in consolidated subsidiaries, as Mr. Och’s pre-IPO interest was considered equity for GAAP purposes.

Income Taxes

Deferred income tax assets and liabilities resulting from temporary differences between the GAAP and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

income in the years the temporary differences are expected to reverse. The Company offsets deferred tax assets and liabilities for presentation in its consolidated balance sheets when such assets and liabilities are within the same legal entity and related to the same taxing jurisdiction.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents are recorded at amortized cost plus accrued interest. As of December 31, 2011, substantially all of the Company’s cash and cash equivalents were held with one major financial institution and exposes the Company to a certain degree of credit risk. The Company records cash and cash equivalents of the Och-Ziff funds held at prime brokers within other assets of Och-Ziff funds in the consolidated balance sheets.

Fixed Assets

Fixed assets consist of a corporate aircraft, leasehold improvements, computer hardware and software, furniture, fixtures and office equipment. Fixed assets are recorded at cost less accumulated depreciation and amortization within other assets, net in the consolidated balance sheets. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be fully recovered. Depreciation and amortization of fixed assets are calculated using the straight-line method over depreciable lives of: fifteen years for the corporate aircraft, the shorter of the related lease term or expected useful life for leasehold improvements and three to seven years for all other fixed assets.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets included within other assets, net in the Company’s consolidated balance sheets relate to the Company’s 2007 acquisition of an additional 25% interest in its domestic real estate operations from one of its joint venture partners. The Company tests for impairment of its goodwill balance on an annual basis, or more frequently if events or circumstances justify conducting an interim test. The intangible assets, which are being amortized over a 10-year period, relate to management agreements the Company has with the Och-Ziff real estate funds and the Company’s rights to future earnings related to the real estate business. The estimated future amortization expense related to these intangible assets for the next five years is expected to be approximately $748 thousand each year. Amortization expense related to these intangible assets in the amount of $748 thousand for each of the years ended December 31, 2011, 2010 and 2009, is included within general, administrative and other in the consolidated statements of operations.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Policies of Consolidated Och-Ziff Funds

Certain Och-Ziff funds in which the Company has only minor economic interests are included in the Company’s consolidated financial statements. The majority ownership interests in these funds are held by the investors in the funds, and such interests are reflected within partners’ and others’ interests in consolidated subsidiaries in the consolidated balance sheets. The management fees and incentive income from the consolidated Och-Ziff funds are eliminated in consolidation; however, the Company’s share of the net income from these funds is increased by the amount of these eliminated fees and incentive income. Accordingly, the consolidation of these Och-Ziff funds has no net effect on the Company’s net loss allocated to Class A Shareholders or the shareholders’ deficit attributable to Class A Shareholders.

The Och-Ziff funds are considered investment companies for GAAP purposes. Pursuant to specialized accounting for investment companies, the investments held by the consolidated Och-Ziff funds’ are reflected in the consolidated financial statements at their estimated fair values with changes in unrealized gains and losses included within net gains (losses) of consolidated Och-Ziff funds.

Income of Consolidated Och-Ziff Funds

Income of consolidated Och-Ziff funds consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis. The consolidated Och-Ziff funds may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of December 31, 2011 and 2010, and the impact of such investments for the years ended December 31, 2011, 2010 and 2009, were not significant. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable.

Expenses of Consolidated Och-Ziff Funds

Expenses of consolidated Och-Ziff funds consist of interest expense and other miscellaneous expenses. Interest expense is recorded on an accrual basis.

Investments, at Fair Value

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repurchase agreements”) by the consolidated Och-Ziff funds are accounted for as collateralized financing transactions. The funds provide securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. Cash borrowed by the funds is included within securities sold under agreements to repurchase in the consolidated balance sheets. The fair value of securities transferred to counterparties under such agreements totaled $157.3 million and $36.4 million as of December 31, 2011 and 2010, respectively, and are included in investments, at fair value in the consolidated balance sheets. Interest expense incurred on these transactions is included within expenses of consolidated Och-Ziff funds in the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends fair value disclosure requirements by requiring an entity to: (i) disclose separately the amounts of significant transfers in and out of Level I and Level II fair value measurements and describe the reasons for the transfers; and (ii) present separately information about purchases, sales, issuances and settlements in the roll forward of activity in Level III fair value measurements (i.e. gross presentation). Additionally, ASU 2010-06 clarifies existing disclosure requirements related to the level of disaggregation for each class of assets and liabilities and disclosures about inputs and valuation techniques for fair value measurements classified as either Level II or Level III. The new disclosures were effective for the Company in the first quarter of 2010, except for the disclosures requiring separate presentation of information about purchases, sales, issuances and settlements in the roll forward of activity in Level III fair value measurements. Those disclosures were effective for the Company beginning in the first quarter of 2011. The adoption of the new disclosure requirements in ASU 2010-06 did not have any impact on the Company’s financial position or results of operations at the date of adoption, as these changes affected disclosure requirements and had no impact on the accounting for items at fair value.

Future Adoption of Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs. ASU 2011-04 provides clarifying guidance on how to measure fair value and requires additional disclosures regarding fair value measurements. The amendments, among other things, prohibit the use of blockage factors at all levels of the fair value hierarchy, provide guidance on measuring financial instruments that are managed on a net portfolio basis and clarify guidance on the application of premiums and discounts in measuring fair value. Additional disclosure requirements include the disclosure of transfers between Level I and Level II, a description of the valuation processes for Level III fair value measurements, as well as additional information regarding unobservable inputs impacting Level III measurements. The amendments are effective for the Company beginning in the first quarter of 2012. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present the components of net income, the components of other comprehensive income and the total of

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, the entity is required to present items that are reclassified between net income and other comprehensive income on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment eliminates the option to present the components of other comprehensive income solely within the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 to defer the effective date for the requirement to present reclassification of items out of other comprehensive income on the face of the income statement. As a result of the deferral, entities would continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before adoption of ASU 2011-05. The requirements of ASU 2011-05, and the deferral provided in ASU 2011-12, are effective for the Company beginning in the first quarter of 2012. The adoption of ASU 2011-05 will not have any impact on the Company’s financial position or results of operations, as ASU 2011-05 only changes the presentation of other comprehensive income and total comprehensive income. No changes were made to the existing guidance regarding which items are reported in other comprehensive income.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 simplifies how entities test goodwill for impairment by permitting an entity to assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under GAAP. ASU 2011-08 will be effective for the Company beginning in the first quarter of 2012. The adoption of ASU 2011-08 will not have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross and net information about financial instruments and derivative instruments that are either (i) offset in the balance sheet, or (ii) subject to an enforceable master netting arrangement or similar arrangement, irrespective of whether they are offset in the balance sheet. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The requirements of ASU 2011-11 are effective for the Company beginning in the first quarter of 2013. The adoption of ASU 2011-11 will not have any impact on the Company’s financial position or results of operations, as ASU 2011-11 only affects disclosures about offsetting. No changes were made to the existing guidance on the offsetting of assets and liabilities in the Company’s balance sheet.

3.	REORGANIZATION EXPENSES AND OCH-ZIFF OPERATING GROUP OWNERSHIP

Reorganization Expenses

The reclassification of the partners’ and the Ziffs’ pre-IPO interests in the Och-Ziff Operating Group as Och-Ziff Operating Group A Units at the time of the Reorganization was accounted for as share-based payments. The Och-Ziff Operating Group A Units granted to the Ziffs and the units sold by the partners in the 2007 Offerings were not subject to any substantive service or performance requirements; therefore, the fair value related to those units was recognized as a one-time charge at the time of the 2007 Offerings. The fair value of the Och-Ziff Operating Group A Units held by the partners after the 2007 Offerings, less a 5% discount for transfer restrictions that remain in place after vesting, or $30.40 per Och-Ziff Operating Group A Unit, is being amortized on a straight-line basis over the requisite five-year service period following the 2007 Offerings. Any of these units that are subsequently reallocated among the partners as a result of forfeiture are accounted for as a new grant at such time. Substantially all of the reallocated units will vest over the remaining five-year period beginning on the date of the 2007 Offerings. Amortization of these units that are forfeited and subsequently reallocated to the remaining partners is also included within Reorganization expenses.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The table below presents the activity related to unvested Och-Ziff Operating Group A Units granted in connection with the Reorganization that are being amortized through Reorganization expenses for the year ended December 31, 2011:

	Unvested Och-Ziff Operating Group A Units	Weighted-Average Grant-Date Fair Value
Beginning of Year	110,477,620	$29.83
Granted (including redistribution of forfeited units to remaining partners)	1,792,096	$10.06
Vested	(54,426,077)	$29.72
Canceled or forfeited	(1,812,986)	$29.22

End of Year	56,030,653	$29.33

As of December 31, 2011, the total unrecognized Reorganization expenses related to these Och-Ziff Operating Group A Units totaled $1.4 billion with a weighted-average amortization period of 1 year.

In 2009, the Company canceled 3,050,000 Och-Ziff Operating Group A Units that were subsequently reallocated to certain partners and accounted for as a new grant. The cancellation of these units resulted in the acceleration of $25.6 million of Reorganization expenses. Amortization expense related to the reallocated units is recorded within compensation and benefits in the consolidated statements of operations. Additionally, amortization expense related to Och-Ziff Operating Group A Units granted to partners subsequent to the 2007 Offerings is also included within compensation and benefits. See Note 8 for additional information regarding these units.

Och-Ziff Operating Group Ownership

Increases in the Company’s interest in the Och-Ziff Operating Group were driven by the issuance of Class A Shares in the 2011 Offering. Additionally, the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares (“Och-Ziff Operating Group A Unit Transactions”) and the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”), primarily related to the vesting of Class A restricted share units (“RSUs”), also increased the Company’s interest in the Och-Ziff Operating Group. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchanges of Och-Ziff Operating Group A Units and vestings of RSUs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Och-Ziff Operating Group A Unit Transactions

In connection with the exchange of Och-Ziff Operating Group A Units for Class A Shares and the reallocation of certain Och-Ziff Operating Group A Units forfeited by a former partner that were subsequently reallocated as non-equity profits interests (“Och-Ziff Operating Group D Units”), the Company recorded the following changes to shareholders’ equity:

	Year Ended December 31,
	2011		2010		2009
	Paid-in Capital	Partners’ and Others’ Interests in Consolidated Subsidiaries	Paid-in Capital	Partners’ and Others’ Interests in Consolidated Subsidiaries	Paid-in Capital	Partners’ and Others’ Interests in Consolidated Subsidiaries
	(dollars in thousands)
Deferred income tax assets resulting from the exchange, net of increase in tax receivable agreement liability	$6,073	$7,210	$12,115	$15,690	$3,111	$8,537
Deficit capital reallocated from partners’ and others’ interests in consolidated subsidiaries to the Company	(3,382)	3,382	(8,842)	8,842	(2,939)	2,939

	$2,691	$10,592	$3,273	$24,532	$172	$11,476

Equity-Based Compensation

The table below presents the net amount of deficit capital reallocated from partners’ and others’ interests in consolidated subsidiaries to the Company due to increased ownership in the Och-Ziff Operating Group resulting from the vesting of RSUs and grants of Och-Ziff Operating Group A Units made subsequent to the 2007 Offerings. These reallocations are recorded within equity-based compensation in the statement of changes in shareholders’ equity.

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Deficit capital reallocated from partners’ and others’ interests in consolidated subsidiaries to the Company	$4,077	$4,233	$3,897

4.	FAIR VALUE DISCLOSURES

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

GAAP prioritizes the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset and liability and the specific characteristics of the assets and liabilities. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively-quoted prices generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

•

Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of such assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable as of the measurement date. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. Assets and liabilities that would generally be included in this category include equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain OTC derivatives, commercial and residential mortgage-backed securities, collateralized debt obligations and other asset-backed securities.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy:

	As of December 31, 2011
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$352,218	$—	$352,218
Residential mortgage backed securities	291	—	147,426	—	147,717
Energy and natural resources limited partnerships	—	—	100,827	—	100,827
Collateralized debt obligations	—	—	44,060	—	44,060
Bank debt securities	—	—	38,240	—	38,240
Commercial mortgage backed securities	—	—	27,256	—	27,256
Other investments	15,164	361	3,542	(233)	18,834

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$15,455	$361	$713,569	$(233)	$729,152

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Consolidated Och-Ziff Funds	$362	$4	$657	$(233)	$790

	As of December 31, 2010
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$288,444	$—	$288,444
Residential mortgage backed securities	5	—	40,707	—	40,712
Energy and natural resources limited partnerships	—	—	49,870	—	49,870
Collateralized debt obligations	—	—	10,405	—	10,405
Bank debt securities	—	—	13,516	—	13,516
Commercial mortgage backed securities	—	—	15,604	—	15,604
Other investments	337	—	478	—	815

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$342	$—	$419,024	$—	$419,366

Deferred Balances, at Fair Value, Included Within Other Assets, Net	$—	$—	$2,913	$—	$2,913

As of December 31, 2010, the Company did not have any financial liabilities carried at fair value.

The Company assumes that any transfers between Level I, Level II or Level III during the period occur at the beginning of the period. For the years ended December 31, 2011 and 2010, there were no significant transfers between Level I, Level II or Level III assets or liabilities.

Real estate investments include equity, preferred equity, mezzanine debt, and participating debt in entities domiciled primarily in the United States. The fair values of these investments are generally based upon discounting

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Deferred balances, which are included within other assets, net in the Company’s consolidated balance sheets, are valued based on net asset value information provided by the Och-Ziff funds. The investments within these funds are carried at fair value and are categorized as Level I, II and III financial instruments, as appropriate.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following table summarizes the changes in the Company’s Level III assets and liabilities for the year ended December 31, 2011:

	Balance as of December 31, 2010	Investment Purchases	Investment Sales and Collection of Deferred Balances	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of December 31, 2011
	(dollars in thousands)
Real estate investments	$288,444	$86,308	$(30,618)	$—	$8,084	$352,218
Residential mortgage backed securities	40,707	216,384	(104,214)	—	(5,451)	147,426
Energy and natural resources limited partnerships	49,870	57,893	—	—	(6,936)	100,827
Collateralized debt obligations	10,405	59,210	(21,419)	—	(4,136)	44,060
Bank debt securities	13,516	29,299	(18,402)	—	13,827	38,240
Commercial mortgage backed securities	15,604	25,489	(17,401)	—	3,564	27,256
Other investments (including derivatives, net)	478	2,587	—	(708)	528	2,885

Total, at Fair Value	$419,024	$477,170	$(192,054)	$(708)	$9,480	$712,912

Deferred Balances, at Fair Value	$2,913	$—	$(2,913)	$—	$—	$—

The following table summarizes the changes in the Company’s Level III assets for the year ended December 31, 2010:

	Balance as of December 31, 2009	Investment Purchases	Investment Sales and Collection of Deferred Balances	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of December 31, 2010
	(dollars in thousands)
Real estate investments	$295,626	$50,225	$(74,657)	$—	$17,250	$288,444
Residential mortgage backed securities	—	49,974	(9,178)	—	(89)	40,707
Energy and natural resources limited partnerships	4,605	40,104	—	—	5,161	49,870
Collateralized debt obligations	—	13,662	(3,511)	—	254	10,405
Bank debt securities	—	36,766	(23,550)	—	300	13,516
Commercial mortgage backed securities	—	17,192	(2,536)	—	948	15,604
Other investments (including derivatives, net)	—	—	—	416	62	478

Total, at Fair Value	$300,231	$207,923	$(113,432)	$416	$23,886	$419,024

Deferred Balances, at Fair Value	$404,666	$—	$(401,753)	$—	$—	$2,913

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The table below summarizes the net change in unrealized gains (losses) on the Company’s Level III investments held as of the reporting date. These gains and losses are included within net gains (losses) of consolidated Och-Ziff funds in the Company’s consolidated statements of operations.

	Year Ended December 31,
	2011	2010
	(dollars in thousands)
Real estate investments	$12,679	$14,881
Residential mortgage backed securities	(12,189)	(603)
Energy and natural resources limited partnerships	(6,936)	5,161
Collateralized debt obligations	(6,674)	264
Bank debt securities	5,742	300
Commercial mortgage backed securities	1,933	547
Other investments (including derivatives, net)	(531)	36

	$(5,976)	$20,586

Fair Value of Other Financial Instruments

As discussed in Note 7, in November 2011, the Company repurchased and retired $254.1 million of indebtedness outstanding under the 2007 Term Loan at 95% of par. Based on this transaction, management estimates that the fair value of its 2007 Term Loan is approximately 95% of its carrying value as of December 31, 2011. Management believes that the carrying values of all other financial instruments presented on the consolidated balance sheets approximate their fair values.

5.	VARIABLE INTEREST ENTITIES

In the ordinary course of business, the Company sponsors the formation of various entities considered to be VIEs. These VIEs are primarily funds in which the Company serves as the general partner or the investment manager with decision-making rights. VIEs consolidated by the Company are primarily funds in which kick-out or liquidation rights, if any, were deemed not to be substantive.

The Company’s involvement with funds that are VIEs that are not consolidated is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $25.6 billion and $26.6 billion as of December 31, 2011 and 2010, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from the VIEs. As of December 31, 2011 and 2010, the only assets related to these variable interests related to income and fees receivable of $45.6 million and $313.9 million, respectively.

In addition, the Company holds variable interests in certain joint ventures determined to be VIEs. The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $4.8 million and $1.7 million as of December 31, 2011 and 2010, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

As substantially all of the funds managed by the Company qualify for the deferral under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds, the Company’s determination of whether it is the primary

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

beneficiary of a VIE is generally based on an analysis of which variable interest holder of a VIE is exposed to the majority of the expected losses or receives a majority of the expected residual returns. Fund investors are entitled to substantially all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. Accordingly, the Company’s determination of the primary beneficiary is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

The following table presents the assets and liabilities of funds determined to be VIEs and consolidated by the Company as primary beneficiary:

	December 31,
	2011	2010
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$313,345	$165,551
Other assets of consolidated Och-Ziff funds	9,321	21,253

Total Assets	$322,666	$186,804

Liabilities
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	$57,763	$23,480
Other liabilities of consolidated Och-Ziff funds	909	4,107

Total Liabilities	$58,672	$27,587

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

6.	OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31,
	2011	2010
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,325	20,283
Computer hardware and software	21,125	17,061
Furniture, fixtures and equipment	2,814	2,784
Accumulated depreciation and amortization	(40,272)	(32,043)

Fixed assets, net	26,592	30,685
Goodwill	22,691	22,691
Prepaid expenses	9,878	8,931
Refundable security deposits	5,165	3,669
Investments in joint ventures	4,848	1,733
Intangible assets, net	3,609	4,358
Current income tax receivable	3,467	2,962
Investments in Och-Ziff funds	552	1,552
Deferred balances, at fair value	—	2,913
Other	3,038	5,718

Total Other Assets, Net	$79,840	$85,212

The Company recorded depreciation and amortization expenses of $9.7 million, $9.1 million and $8.5 million within general, administrative and other in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31,
	2011	2010
	(dollars in thousands)
Deferred income of consolidated Och-Ziff funds	$26,735	$19,618
Deferred rent credit	14,538	13,436
Accrued expenses	12,009	13,944
Current income taxes payable	2,720	11,331
Obligation under capital leases	1,643	—
Deferred income tax liabilities	—	3,210
Other	865	222

Total Other Liabilities	$58,510	$61,761

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

7.	DEBT OBLIGATIONS

The following table presents the Company’s outstanding debt obligations as reported in the consolidated balance sheets:

	December 31,
	2011	2010
	(dollars in thousands)
2007 Term Loan	$366,519	$628,150
Delayed Draw Term Loan	6,484	—
Aircraft loan	10,682	11,337

Total Debt Obligations	$383,685	$639,487

The following table presents the Company’s scheduled principal repayments and maturities for its outstanding debt:

Principal Repayments
(dollars in thousands)
2012	$366,584
2013	64
2014	10,745
2015	63
2016	6,229

Total Principal Repayments	$383,685

2007 Term Loan

On July 2, 2007, the Company entered into a $750 million term loan bearing an interest rate of LIBOR plus 0.75% or a base rate plus 0.50%. The 2007 Term Loan will mature on July 2, 2012 and is secured by a first priority lien on substantially all assets of the Och-Ziff Operating Group. The 2007 Term Loan is payable in equal quarterly installments, which began on December 31, 2008, in an aggregate annual amount equal to 1% of the original amount borrowed under the 2007 Term Loan, and the balance is payable upon maturity.

In 2009, the Company repurchased and retired an aggregate $105.0 million of the indebtedness outstanding for $83.0 million, which resulted in a net gain on early retirement of debt of $21.8 million after deducting related expenses, including the write-off of previously deferred financing costs.

In November 2011, the Company entered into an amendment and waiver to the 2007 Term Loan that permitted it to offer to repurchase portions of the 2007 Term Loan outstanding at 95% of par (the “Buyback”) from each lender under the 2007 Term Loan agreeing to such offer. The Buyback resulted in the repurchase and retirement of $254.1 million of indebtedness outstanding under the 2007 Term Loan. The Buyback was financed with the net proceeds from the 2011 Offering and a borrowing under the Delayed Draw Term Loan (discussed below) entered into in connection with the Buyback and the 2011 Offering. The Buyback resulted in a net gain on early retirement of debt of $12.5 million after deducting related expenses, including the write-off of previously deferred financing costs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The 2007 Term Loan includes provisions that restrict or limit the ability of the Och-Ziff Operating Group from:

•	incurring further secured indebtedness or issuing certain equity interests;

•	creating liens;

•	paying dividends or making certain other payments;

•	merging, consolidating, selling or otherwise disposing of all or part of its assets;

•	engaging in certain transactions with shareholders or affiliates;

•	engaging in a substantially different line of business; and

•	amending its organizational documents in a manner materially adverse to the lenders.

The 2007 Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with a leverage ratio (as defined in the credit agreement) of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of December 31, 2011, the Och-Ziff Operating Group has not incurred any unsecured indebtedness. The 2007 Term Loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. The Company will not be permitted to make distributions from the Och-Ziff Operating Group to its Class A Shareholders or the holders of Och-Ziff Operating Group A Units if it is in default under the 2007 Term Loan.

The 2007 Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains or losses on investments and dividends and interest from investments. As of December 31, 2011, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

Delayed Draw Term Loan

On November 15, 2011, the Company entered into a $391.0 million delayed draw term loan facility (“Delayed Draw Term Loan”). The facility allows for up to three borrowings for a total amount not to exceed $391.0 million, so long as certain conditions are met. A $6.5 million borrowing under the facility was made in November 2011 to fund the portion of the Buyback not funded by the net proceeds from the 2011 Offering. The Company anticipates that additional borrowings made under the facility will be used to repay the remaining amount outstanding under the 2007 Term Loan following a six-month blackout period following the Buyback. Following repayment in full of the 2007 Term Loan, any remaining undrawn commitments can be used for working capital and other general corporate purposes.

Any undrawn commitments will be terminated if not used on or prior to July 2, 2012. Borrowings under the facility are payable in quarterly installments in the amount of 0.25% of the indebtedness outstanding on the last day of each quarter, and the balance will be payable upon maturity on November 23, 2016. Any amounts borrowed under the facility and subsequently repaid may not be re-borrowed. Amounts borrowed bear interest at a rate of LIBOR plus 1.50% or a base rate plus 0.50% and are guaranteed by the same guarantors and secured by the same collateral on a pari passu basis with the obligations under the 2007 Term Loan.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The facility requires the Company to pay a fee equal to 0.75% of the undrawn portion of the commitments under the facility until the earliest of (i) the date the commitments are drawn in full, (ii) July 2, 2012, and (iii) the date on which the commitments are canceled or terminated in accordance with the terms of the agreement.

The facility includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the credit agreement) as of the last day of any fiscal quarter to exceed 4.0 to 1.0. The agreement allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of December 31, 2011, the Company was in compliance with these covenants.

In addition to the financial maintenance covenants described above, the Delayed Draw Term Loan includes prepayment provisions, affirmative and negative covenants (including the free cash flow limitation on distributions) and events of default that are substantially similar to the terms of the 2007 Term Loan described above.

Aircraft Loan

On May 25, 2011, the Company refinanced $10.7 million of the $11.3 million remaining balance on its aircraft loan and paid the remaining balance with cash on hand. The indebtedness outstanding bears an annual interest rate of LIBOR plus 2.35%, is due in full at maturity on May 25, 2014 and is secured by a first priority lien on the aircraft.

The terms of the loan also require the Company to make one or more prepayments or post cash collateral with the lender in the event that the indebtedness outstanding under of the loan at any time exceeds an amount equal to 70% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender that may not be exercised more than once every 12 months.

The terms of the loan also require the Company to comply with the following financial maintenance covenants in order for it to avoid an event of default:

•	The minimum amount of assets under management is $17 billion, tested quarterly;

•	Annual management fees earned by the Och-Ziff Operating Group must not fall below $257.3 million, tested annually;

•

Economic Income must exceed three times the annual principal and interest payments due on all direct or indirect indebtedness of the Och-Ziff Operating Group (excluding principal and interest payments due on the scheduled maturity date of any debt), tested quarterly; and

•

Average cash, unrestricted marketable securities and other liquid investments that may be converted to cash within 90 days must be equal to an amount greater than the indebtedness outstanding under of the loan, tested quarterly.

Upon an event of default, subject to certain cure periods set forth in the loan, the lender may declare all amounts outstanding under the loan to be due and payable.

Consolidated Funds Credit Facility

Certain funds consolidated by the Company have entered into a syndicated credit facility of $150.0 million. The facility will mature on the earlier of (i) April 1, 2014 and (ii) the date that is ninety days prior to the end of the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

investment period of those certain funds party to the agreement. The outstanding loans under the credit facility are secured by the unfunded capital commitments of one of the Company’s consolidated subsidiaries (as general partner) and the investors in those funds. The funds are jointly and severally liable for the indebtedness. For each borrowing under the amended credit facility, the funds have the option of borrowing at an interest rate equal to LIBOR plus 2.25%, or 1.25% plus the greater of (i) the prime rate and (ii) the federal funds rate plus 0.50%. For each letter of credit drawn under the new credit facility, the funds pay interest at a rate equal to 2.375%. In addition, the funds pay a minimum usage fee of 0.35% on the average daily amount of the unused portion of the credit facility.

Borrowings under the credit facility are recorded as liabilities by the investment subsidiaries of the funds using the facility. In accordance with GAAP, investment subsidiaries of the Company’s consolidated funds are generally not consolidated, but are carried at fair value within investments, at fair value in the Company’s consolidated balance sheets. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated balance sheets. As of December 31, 2011, there were $34.7 million in outstanding borrowings under the facility with an average interest rate of 2.54%, and $4.3 million in letters of credit drawn under the facility with an average interest rate of 2.375%. As of December 31, 2010, there were $250 thousand in outstanding borrowings under the facility with an average interest rate of 3.02%, and $4.3 million in letters of credit drawn under the facility with an average interest rate of 2.88%.

8.	EQUITY-BASED COMPENSATION

The Company grants equity-based compensation in the form of RSUs, Och-Ziff Operating Group A Units and Class A Shares to its partners, managing directors, other employees and the independent members of its Board of Directors under the terms of the Company’s 2007 Equity Incentive Plan. The following table presents information regarding the impact of these grants on the Company’s consolidated statements of operations:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Expense recorded within compensation and benefits	$128,916	$128,737	$122,461
Corresponding tax benefit	$9,503	$11,724	$8,941

Restricted Share Units (RSUs)

An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Company’s Board of Directors, upon completion of the requisite service period. The Company recognizes compensation expense for RSUs equal to the market value of the Company’s Class A Shares at the date of grant, adjusted for forfeiture assumptions.

All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on the Company’s Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. The dividend equivalents will be paid if and when the related RSUs vest. As a result, dividend equivalents declared on RSUs are recorded similar to a stock dividend, resulting in (i) increases in the Company’s accumulated deficit and the accumulated deficit component of partners’ and others’ interests in consolidated subsidiaries on the same pro rata basis as earnings of the Och-Ziff Operating Group are allocated and (ii) increases in the Company’s paid-in capital and the paid-in capital component of partners’ and others’ interests in consolidated subsidiaries on the same pro rata basis. No compensation expense is recognized related to these dividend equivalents. Delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs, and therefore a forfeiture provision has been included in the accrual of such dividend equivalents.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following table presents information related to the settlement of RSUs:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$62,099	$68,536	$35,983
Fair value of RSUs withheld to satisfy tax withholding obligations	$22,906	$28,760	$11,743
Number of RSUs withheld to satisfy tax withholding obligations	2,150,330	1,940,941	992,879

The following table presents activity related to the Company’s unvested RSUs for the year ended December 31, 2011:

	Unvested RSUs	Weighted-Average Grant-Date Fair Value
Beginning of Year	13,131,105	$16.70
Granted	2,563,563	$13.36
Vested	(8,686,537)	$16.48
Forfeited	(1,261,689)	$17.79

End of Year	5,746,442	$15.30

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2011, 2010 and 2009 was $13.36, $14.61 and $5.84, respectively. As of December 31, 2011, total unrecognized compensation expense related to RSUs was approximately $62.5 million with a weighted-average amortization period of 2.1 years.

In 2008, the Company agreed to grant to certain employees a number of RSUs over a five-year period starting in 2008 with a total fair value of $40.0 million, of which $8.0 million was to be granted each year beginning in 2009. These RSUs were not subject to any further service period once granted; therefore, the Company began amortizing the fair value of $40.0 million ratably over the service period that preceded the grant date. As of December 31, 2011, $40.0 million was either fully vested or forfeited.

Och-Ziff Operating Group A Units Granted Subsequent to the 2007 Offerings

Amortization of Och-Ziff Operating Group A Units included within compensation and benefits relate to grants made subsequent to the 2007 Offerings, but it excludes the redistribution of Och-Ziff Operating Group A Units forfeited by former partners that were subsequently reallocated to the remaining partners, as such reallocations are recorded within Reorganization expenses. See Note 3 for information regarding Och-Ziff Operating Group A Units granted in connection with the Reorganization.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The Company recognizes compensation expense for Och-Ziff Operating Group A Units equal to the market value of the Company’s Class A Shares at the date of grant, less a 5% discount for transfer restrictions that remain in place after vesting. The table below presents the activity related to unvested Och-Ziff Operating Group A Units granted subsequent to the 2007 Offerings that are being amortized through compensation and benefits for the year ended December 31, 2011:

	Unvested Och-Ziff Operating Group A Units	Weighted-Average Grant-Date Fair Value
Beginning of Year	2,166,666	$12.73
Granted	2,479,643	$12.05
Vested	(1,543,334)	$12.70
Forfeited	(838,784)	$12.73

End of Year	2,264,191	$12.01

The weighted-average grant-date fair value of Och-Ziff Operating Group A Units granted for the years ended December 31, 2011 and 2009 was $12.05 and $12.73, respectively. There were no Och-Ziff Operating Group A Units granted in 2010. As of December 31, 2011, the total unrecognized compensation expenses related to these units totaled $24.3 million with a weighted-average amortization period of 2.7 years.

Class A Shares

In September 2009, the Company granted 400,000 immediately vested Class A Shares to a partner. The grant-date fair value for this grant was $4.8 million, or $12.01 per Class A Share, and was expensed immediately.

9.	GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of operations:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Occupancy and equipment	$27,583	$28,281	$30,157
Professional services	20,236	21,173	16,933
Information processing and communications	16,620	14,093	13,620
Business development	7,879	7,685	7,606
Insurance	7,222	7,740	12,212
Other expenses	27,345	16,394	12,031

	106,885	95,366	92,559
Changes in tax receivable agreement liability	(21,768)	(1,368)	(19,749)

Total General, Administrative and Other	$85,117	$93,998	$72,810

10.	INCOME TAXES

The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. As a result of the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the United States and in foreign jurisdictions.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Current:
Federal income taxes	$—	$(6,395)	$(9,065)
State and local income taxes	8,964	16,586	13,117
Foreign income taxes	4,422	11,072	6,131

	13,386	21,263	10,183

Deferred:
Federal income taxes	22,783	23,011	18,754
State and local income taxes	24,032	(4,959)	11,315
Foreign income taxes	(620)	1,763	(2,549)

	46,195	19,815	27,520

Total Provision for Income Taxes	$59,581	$41,078	$37,703

Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the GAAP bases and tax bases of the Company’s assets and liabilities. The following table presents the Company’s deferred income tax assets and liabilities before the impact of offsetting deferred income tax assets and liabilities within the same legal entity and tax jurisdiction:

	December 31,
	2011	2010
	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$898,916	$935,452
Net operating loss	58,196	37,348
Tax credit carryforwards	13,821	10,205
Investment in partnerships	—	1,339
Employee compensation	1,465	1,011
Other	948	1,463

	973,346	986,818
Valuation allowance	(5,816)	(3,867)

Total Deferred Income Tax Assets	$967,530	$982,951

Deferred Income Tax Liabilities:
Depreciation	(424)	(471)
Investment in partnerships	(1,586)	—

Total Deferred Income Tax Liabilities	$(2,010)	$(471)

The majority of the Company’s deferred tax assets relate to tax goodwill in the United States that arose in connection with the 2007 Offerings, as well as subsequent exchanges of Och-Ziff Operating Group A Units for Class A Shares. These deferred tax assets are derived from goodwill recognized for tax purposes that is expected to be subsequently amortized and result in future taxable deductions and cash savings to the Company. The Company entered into a tax receivable agreement to pay a portion of these tax savings to the partners and the Ziffs. See Note 13 for additional information.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

For the years ended December 31, 2011 and 2010, the Company recorded a valuation allowance of $5.8 million and $3.9 million, respectively, pertaining to state and local tax credit carryforwards based on management’s assessment of the factors impacting the ability to realize these deferred income tax assets within the limited carryforward period available.

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2011	2010	2009
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to partners	-26.17%	-27.03%	-28.01%
Reorganization expenses	-6.27%	-6.74%	-5.57%
Income not subject to entity level tax	-4.59%	-3.01%	-2.39%
State and local income taxes	-2.15%	-0.85%	-1.81%
Foreign income taxes	-0.15%	-0.74%	-0.17%
Other, net	0.11%	-0.18%	0.13%

Effective Income Tax Rate	-4.22%	-3.55%	-2.82%

As of December 31, 2011, the Company had foreign tax credit carryforwards of approximately $8.0 million that will expire between 2017 and 2021, and state and local tax credits of $5.8 million that will expire between 2014 and 2018. As of December 31, 2011, the Company had $144.3 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2031. Additionally, as of December 31, 2011, the Company had $136.3 million of net operating losses available to offset future taxable income for state and $126.6 million for local income tax purposes that will expire between 2028 and 2031.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2008.

As of and for the three years ended December 31, 2011, the Company was not required to establish a liability for uncertain tax positions.

11.	NET LOSS PER CLASS A SHARE

Basic net loss per Class A Share is computed by dividing the net loss allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. In addition, the Company included 763,229, 598,327 and 314,224 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted net loss per Class A Share for the years ended December 31, 2011, 2010 and 2009, respectively.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following tables present the computation of basic and diluted net loss per Class A Share:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Year Ended December 31, 2011
Basic	$(418,990)	102,848,812	$(4.07)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		297,297,974
Class A Restricted Share Units	—	—		5,746,442

Diluted	$(418,990)	102,848,812	$(4.07)

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Year Ended December 31, 2010
Basic	$(294,413)	87,910,977	$(3.35)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		300,789,883
Class A Restricted Share Units	—	—		13,131,105

Diluted	$(294,413)	87,910,977	$(3.35)

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Year Ended December 31, 2009
Basic	$(297,429)	78,387,368	$(3.79)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		309,056,479
Class A Restricted Share Units	—	—		14,885,809

Diluted	$(297,429)	78,387,368	$(3.79)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

12.	RELATED PARTY TRANSACTIONS

Due to Related Parties

The following table presents the amounts included within due to related parties:

	December 31,
	2011	2010
	(dollars in thousands)
Amounts payable under tax receivable agreement	$759,056	$783,601
Deferred balances and related taxes payable	—	5,178

Total Due To Related Parties	$759,056	$788,779

Amounts Payable Under Tax Receivable Agreement

As further discussed in Note 13, the Company entered into an agreement with the partners and the Ziffs, whereby the Company would pay the partners and the Ziffs a portion of any tax savings resulting from the purchase of Och-Ziff Operating Group A Units at the time of the 2007 Offerings or as a result of any subsequent exchanges of their interests for Class A Shares. The Company paid the partners and the Ziffs an aggregate of $14.5 million, $15.7 million and $32.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, for tax savings realized, including interest thereon.

Deferred Balances and Related Taxes Payable

Deferred balances relate to incentive income allocated to the partners and the Ziffs prior to the 2007 Offerings, net of any taxes owed by the Company related to such balances. Any excess taxes withheld are paid upon the completion of the Company’s tax return.

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

Management Fees and Incentive Income Earned from Related Parties and Waived Fees

Prior to the 2007 Offerings, the Company did not charge management fees or earn incentive income on investments made by the Company’s partners, employees and other related parties. Following the 2007 Offerings, the Company began charging management fees and earning incentive income on new investments made in the funds by the partners and certain other related parties, including the partners’ reinvestment of the after-tax proceeds from the 2007 Offerings. The Company continues to waive fees for employee investments in the funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$24,557	$21,130	$20,615
Incentive income	$7,947	$35,255	$17,441
Fees waived on investments held by related parties:
Management fees	$13,574	$12,733	$14,085
Incentive income	$1,287	$15,741	$18,290

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. The Company recorded revenues of $839 thousand, $487 thousand and $437 thousand for Mr. Och’s personal use of the corporate aircraft based on market rates for the years ended December 31, 2011, 2010 and 2009, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Tax Receivable Agreement

The purchase of Och-Ziff Operating Group A Units from the partners and the Ziffs with the proceeds from the 2007 Offerings, as well as subsequent taxable exchanges by the partners and the Ziffs of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the tangible and intangible assets of the Och-Ziff Operating Group that would not otherwise have been available. As a result, the Company expects that its future tax liability will be reduced. Pursuant to the tax receivable agreement entered into among the Company, the partners and the Ziffs, the Company has agreed to pay to the partners and the Ziffs 85% of the amount of tax savings, if any, actually realized by the Company.

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

In connection with the departure of certain former partners since the 2007 Offerings, the right to receive payments under the tax receivable agreement by such former partners was contributed to the Och-Ziff Operating Group. As a result, the Company now expects to pay to the remaining partners and the Ziffs approximately 77% (from 85% at the time of the 2007 Offerings) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that the Company actually realizes as a result of the increases in tax basis discussed above.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

In connection with the contributions by former partners, the company recorded the following:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Decrease in amounts payable under tax receivable agreement	$4,601	$17,393	$19,646
Decrease in deferred income tax assets related to income tax expense expected to be incurred as a result of the payments to the Och-Ziff Operating Group	$398	$1,295	$1,646
Increase in paid-in capital	$723	$2,380	$2,266
Increase in partners’ and others’ interests in consolidated subsidiaries	$3,480	$13,718	$15,734

The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Och-Ziff Holding Corporation, a wholly owned subsidiary of the Company, will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors.

The table below presents the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
2012	$38,701
2013	40,003
2014	41,691
2015	43,663
2016	45,944
Thereafter	549,054

Total Payments	$759,056

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Mumbai and Beijing, in addition to operating and capital leases on computer hardware. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term. As of December 31, 2011, future minimum lease payments under these contracts are:

	Minimum Lease Payments
	Operating Leases	Capital Leases
	(dollars in thousands)
2012	$18,911	$844
2013	17,524	777
2014	17,699	22
2015	18,300	—
2016	18,166	—
Thereafter	55,188	—

Total Minimum Lease Payments	$145,788	$1,643

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

DECEMBER 31, 2011

14.	SEGMENT INFORMATION

The Och-Ziff Funds segment is currently the Company’s only reportable segment and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The Och-Ziff Funds segment provides asset management services to the Company’s funds.

The Company’s Other Operations are comprised of its real estate business, which provides asset management services to the Company’s real estate funds, and investments in businesses established to expand certain of the Company’s private investment platforms. The businesses and investments included in the Company’s Other Operations do not meet the thresholds of reportable business segments under GAAP.

In addition to analyzing the Company’s results on a GAAP basis, management also reviews its results on an “Economic Income” basis. Economic Income excludes the adjustments described below that are required for presentation of the Company’s results on a GAAP basis, but that management does not consider when evaluating operating performance in any given period. Management, therefore, uses Economic Income as the basis on which it evaluates the Company’s financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses.

Economic Income is a measure of pre-tax operating performance that excludes the following from the Company’s results on a GAAP basis:

•

Income allocations to the Company’s partners and the Ziffs on their direct interests in the Och-Ziff Operating Group. Management reviews operating performance at the Och-Ziff Operating Group level, where substantially all of the Company’s operations are performed, prior to making any income allocations;

•

Reorganization expenses related to the 2007 Offerings, equity-based compensation expenses and depreciation and amortization expenses, as management does not consider these non-cash expenses to be reflective of operating performance;

•

Changes in the tax receivable agreement liability, net gains (losses) on investments in Och-Ziff funds and net gains on early retirement of debt, as management does not consider these to be reflective of operating performance;

•

Allocation of deferred balances and related taxes and net earnings on deferred balances, as these amounts relate to amounts due to the partners and the Ziffs for incentive income that was deferred prior to the 2007 Offerings; and

•

Amounts related to the consolidated Och-Ziff funds, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total assets under management and fund performance.

In addition, the full amount of deferred cash compensation and expenses related to compensation arrangements indexed to annual investment performance are recognized on the date they are determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on the Company’s performance in the year of the award. Finally, management reviews Economic Income revenues by presenting management fees net of recurring placement and related service fees, rather than considering these fees an expense, as well as excluding the impact of the consolidated Och-Ziff funds.

Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment. All interest expense related to outstanding indebtedness is allocated to the Och-Ziff Funds segment.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Och-Ziff Funds Segment Results

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$538,305	$870,458	$707,879
Economic Income	$272,936	$580,896	$423,981

Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Economic Income Revenues - Och-Ziff Funds Segment	$538,305	$870,458	$707,879
Adjustment to management fees(1)	14,665	9,059	2,462
Other Operations revenues	15,171	6,501	5,218
Income of consolidated Och-Ziff funds	48,283	38,485	27,729

Total Consolidated Revenues	$616,424	$924,503	$743,288

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

Reconciliation of Och-Ziff Funds Economic Income to Net Loss Allocated to Class A Shareholders

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Economic Income - Och-Ziff Funds Segment	$272,936	$580,896	$423,981
Reorganization expenses	(1,614,363)	(1,626,988)	(1,704,753)
Net Loss Allocated to the Och-Ziff Operating Group A Units	1,088,514	950,209	1,127,729
Equity-based compensation	(128,916)	(128,737)	(122,461)
Income taxes	(59,581)	(41,078)	(37,703)
Depreciation and amortization	(9,676)	(9,078)	(8,541)
Amortization of deferred cash compensation and expenses related to compensation arrangements indexed to annual fund performance	(600)	(1,500)	(6,201)
Net gains on investments in Och-Ziff funds	478	392	3,551
Allocation of deferred balances and related taxes	66	27	(19,575)
Change in tax receivable agreement liability	21,768	1,368	19,749
Net earnings on deferred balances	—	—	54,138
Net gains on early retirement of debt	12,494	—	21,797
Other Operations	836	(14,138)	(20,302)
Other adjustments	(2,946)	(5,786)	(28,838)

Net Loss Allocated to Class A Shareholders	$(418,990)	$(294,413)	$(297,429)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS—UNAUDITED

The following tables present the Company’s unaudited quarterly results for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011
	First	Second	Third	Fourth
	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$138,408	$147,285	$149,405	$181,326
Total expenses	493,663	492,197	477,166	577,287
Total other income (loss)	6,137	2,299	(14,219)	18,448
Income taxes	8,626	9,413	24,317	17,225

Consolidated Net Loss	$(357,744)	$(352,026)	$(366,297)	$(394,738)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(262,280)	$(258,664)	$(273,173)	$(257,698)

Net Loss Allocated to Class A Shareholders	$(95,464)	$(93,362)	$(93,124)	$(137,040)

Net Loss Per Class A Share
Basic	$(0.99)	$(0.96)	$(0.93)	$(1.17)
Diluted	$(0.99)	$(0.96)	$(0.96)	$(1.17)
Weighted-Average Class A Shares Outstanding
Basic	96,812,723	97,705,327	99,673,186	117,016,886
Diluted	96,812,723	97,705,327	399,566,891	117,016,886

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$109,435	$123,924	$122,470	$568,674
Total expenses	503,629	493,289	498,464	603,774
Total other income (loss)	4,357	12,305	4,476	(4,361)
Income taxes	8,799	7,744	7,054	17,481

Consolidated Net Loss	$(398,636)	$(364,804)	$(378,572)	$(56,942)

Net Loss Allocated to Partners’ and Others’ Interests in Consolidated Subsidiaries	$(309,997)	$(275,383)	$(285,042)	$(34,119)

Net Loss Allocated to Class A Shareholders	$(88,639)	$(89,421)	$(93,530)	$(22,823)

Net Loss Per Class A Share
Basic	$(1.07)	$(1.05)	$(1.04)	$(0.24)
Diluted	$(1.07)	$(1.05)	$(1.05)	$(0.24)
Weighted-Average Class A Shares Outstanding
Basic	82,708,885	85,432,135	89,862,493	93,500,362
Diluted	82,708,885	85,432,135	392,799,640	93,500,362

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

SUPPLEMENTAL FINANCIAL INFORMATION STATEMENTS

QUARTERLY RESULTS—UNAUDITED

These results were prepared in accordance with GAAP and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

The Company generally does not recognize incentive income during the first three quarters of the year other than amounts earned as a result of fund investor redemptions during the period or amounts earned from fund investors with measurement periods longer than one year. Additionally, compensation and benefits generally comprise a significant portion of total expenses, with discretionary cash bonuses comprising a large portion of total compensation and benefits expense. These cash bonuses are funded by total annual revenues, which are significantly influenced by incentive income earned by the Company at the end of the year. Annual discretionary bonuses in a year with no significant high-water marks in effect are generally determined and expensed in the fourth quarter each year.