Form 10-Q
period 2012-03-31
Och-Ziff Capital Management Group LLC
filed 2012-05-02
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 25, 2012, there were 139,947,867 Class A Shares and 274,286,008 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

In this quarterly report, references to “Och-Ziff,” “our Company,” “the Company,” “the firm,” “we,” “us,” or “our” refer, unless the context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group. References to the “Och-Ziff Operating Group” refer, collectively, to OZ Management LP, a Delaware limited partnership, which we refer to as “OZ Management,” OZ Advisors LP, a Delaware limited partnership, which we refer to as “OZ Advisors I,” OZ Advisors II LP, a Delaware limited partnership, which we refer to as “OZ Advisors II,” and their consolidated subsidiaries. References to our “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation, a Delaware corporation, which we refer to as “Och-Ziff Corp,” and Och-Ziff Holding LLC, a Delaware limited liability company, which we refer to as “Och-Ziff Holding,” both of which are wholly owned subsidiaries of Och-Ziff Capital Management Group LLC.

References to our “executive managing directors” refer to the current limited partners of the Och-Ziff Operating Group entities other than the Ziffs and our intermediate holding companies, and include our founder, Mr. Daniel S. Och, except where the context requires otherwise. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons.

References to “Class A Shares” refer to our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the New York Stock Exchange. References to “Class B Shares” refer to Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly traded, are currently held solely by our executive managing directors and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares.

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

References to “our funds” or the “Och-Ziff funds” refer to the hedge funds and other alternative investment vehicles for which we provide asset management services. References to “Special Investments” refer to investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance.

No statements herein, available on our website or in any of the materials we file with the Securities and Exchange Commission, which we refer to as the “SEC,” constitute or should be viewed as constituting an offer of any Och-Ziff fund.

Forward-Looking Statements

Some of the statements under “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk,” and “Part II—Item 1A. Risk Factors” and elsewhere in this quarterly report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” that reflect our current views with respect to, among other things, future events and financial performance. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” “opportunity,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve,” “see,” “think,” “position” or the negative version of those words or other comparable words.

Any forward-looking statements contained herein are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions, including Euro-zone sovereign debt issues; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight and taxation; conditions impacting the alternative asset management industry; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.

If one or more of these or other risks or uncertainties materialize, or if our assumptions or estimates prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors are not and should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risks that are included in our filings with the SEC, including but not limited to our annual report on Form 10-K for the year ended December 31, 2011 filed on February 27, 2012, which we refer to as our “Annual Report.”

There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. The forward-looking statements contained in this quarterly report are made only as of the date of this report. We do not undertake to update any forward-looking statement, whether because of new information, future developments or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Assets
Cash and cash equivalents	$149,667	$149,011
Income and fees receivable	17,039	74,640
Due from related parties	1,105	2,135
Deferred income tax assets	954,298	965,520
Other assets, net	75,260	79,840
Assets of consolidated Och-Ziff funds:
Investments, at fair value	910,797	729,152
Other assets of Och-Ziff funds	33,114	43,805

Total Assets	$2,141,280	$2,044,103

Liabilities and Shareholders’ Equity

Liabilities
Due to related parties	$758,981	$759,056
Debt obligations	381,793	383,685
Compensation payable	3,658	107,384
Other liabilities	71,552	58,510
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	113,694	101,563
Other liabilities of Och-Ziff funds	11,712	1,540

Total Liabilities	1,341,390	1,411,738

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 139,934,281 and 139,341,965 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 274,286,008 shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Paid-in capital	2,551,745	2,419,287
Accumulated deficit	(2,904,726)	(2,776,374)
Accumulated other comprehensive loss	(37)	(49)

Shareholders’ deficit attributable to Class A Shareholders	(353,018)	(357,136)
Shareholders’ equity attributable to noncontrolling interests	1,152,908	989,501

Total Shareholders’ Equity	799,890	632,365

Total Liabilities and Shareholders’ Equity	$2,141,280	$2,044,103

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS — UNAUDITED

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Revenues
Management fees	$122,082	$121,346
Incentive income	1,221	6,966
Other revenues	364	358
Income of consolidated Och-Ziff funds	17,257	9,738

Total Revenues	140,924	138,408

Expenses
Compensation and benefits	40,870	59,205
Reorganization expenses	398,416	405,855
Interest expense	1,243	2,048
General, administrative and other	28,948	25,105
Expenses of consolidated Och-Ziff funds	2,112	1,450

Total Expenses	471,589	493,663

Other Income
Net gains on investments in Och-Ziff funds and joint ventures	94	176
Change in deferred income of consolidated Och-Ziff funds	(15,372)	(2,326)
Net gains of consolidated Och-Ziff funds	76,412	8,287

Total Other Income	61,134	6,137

Loss Before Income Taxes	(269,531)	(349,118)
Income taxes	14,404	8,626

Consolidated Net Loss	(283,935)	(357,744)

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustment	37	18

Total Comprehensive Loss	$(283,898)	$(357,726)

Allocation of Consolidated Net Loss
Class A Shareholders	$(122,744)	$(95,464)
Noncontrolling interests	(161,191)	(262,280)

	$(283,935)	$(357,744)

Allocation of Total Comprehensive Loss
Class A Shareholders	$(122,732)	$(95,460)
Noncontrolling interests	(161,166)	(262,266)

	$(283,898)	$(357,726)

Net Loss Per Class A Share
Basic and Diluted	$(0.87)	$(0.99)

Weighted-Average Class A Shares Outstanding
Basic and Diluted	140,894,185	96,812,723

Dividends Paid per Class A Share	$0.04	$0.71

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Loss
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
				(dollars in thousands)
As of December 31, 2011	139,341,965	274,286,008	$2,419,287	$(2,776,374)	$(49)	$(357,136)	$989,501	$632,365
Capital contributions	—	—	—	—	—	—	79,285	79,285
Capital distributions	—	—	—	—	—	—	(36,607)	(36,607)
Cash dividends declared on Class A Shares	—	—	—	(5,592)	—	(5,592)	—	(5,592)
Dividend equivalents on Class A restricted share units	—	—	16	(16)	—	—	(a )	—
Equity-based compensation	592,316	—	4,929	—	—	4,929	10,992	15,921
Impact of amortization of Reorganization charges on capital	—	—	127,513	—	—	127,513	270,903	398,416
Total comprehensive loss	—	—	—	(122,744)	12	(122,732)	(161,166)	(283,898)

As of March 31, 2012	139,934,281	274,286,008	$2,551,745	$(2,904,726)	$(37)	$(353,018)	$1,152,908	$799,890

(a)	The dividend equivalents on Class A restricted share units impacted noncontrolling interests by increasing the paid-in capital component and increasing the accumulated deficit component of noncontrolling interests each by $34 thousand.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(283,935)	$(357,744)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Reorganization expenses	398,416	405,855
Amortization of equity-based compensation	17,808	33,498
Depreciation and amortization	2,358	2,474
Deferred income taxes	11,224	4,493
Operating cash flows due to changes in:
Income and fees receivable	57,601	439,626
Due from related parties	1,030	1,044
Other assets, net	2,808	2,057
Assets of consolidated Och-Ziff funds	(170,954)	(106,350)
Due to related parties	(75)	87
Compensation payable	(103,726)	(140,218)
Other liabilities	13,249	680
Liabilities of consolidated Och-Ziff funds	22,303	39,595

Net Cash Provided by (Used in) Operating Activities	(31,893)	325,097

Cash Flows from Investing Activities
Investments in joint ventures	(1,563)	(541)
Return of investments in joint ventures	1,324	—
Purchases of fixed assets	(312)	(2,834)

Net Cash Used In Investing Activities	(551)	(3,375)

Cash Flows from Financing Activities
Repayments of debt obligations	(1,892)	(1,875)
Contributions from noncontrolling interests	79,285	65,785
Distributions to noncontrolling interests	(36,607)	(275,069)
Dividends on Class A Shares	(5,592)	(68,616)
Withholding taxes paid on vested Class A restricted share units	(1,887)	(1,955)
Principal payments under capital lease obligations	(207)	—

Net Cash Provided By (Used in) Financing Activities	33,100	(281,730)

Net Change in Cash and Cash Equivalents	656	39,992
Cash and Cash Equivalents, Beginning of Period	149,011	117,577

Cash and Cash Equivalents, End of Period	$149,667	$157,569

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$1,085	$1,779
Income taxes	$3,089	$8,328

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

1.	OVERVIEW

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Beijing and Mumbai. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue diverse investment opportunities globally. The Och-Ziff funds seek to generate consistent, positive, absolute returns across market cycles with low volatility compared to the equity markets.

The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of the funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the Och-Ziff funds.

The Company conducts substantially all of its operations through its one reportable segment, the Och-Ziff Funds segment, which provides asset management services to its hedge funds and other alternative investment vehicles. The Company’s assets under management are generally invested on a multi-strategy basis, across multiple geographies, although certain of the Company’s funds are focused on specific sectors, strategies or geographies. The primary investment strategies the Company employs in its funds are convertible and derivative arbitrage, corporate credit, long/short equity special situations, merger arbitrage, private investments and structured credit.

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

References to the Company’s “executive managing directors” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively with their consolidated subsidiaries, the “Och-Ziff Operating Group”) other than the Ziffs and the Company’s intermediate holding companies, and include the Company’s founder, Mr. Daniel S. Och, except where the context requires otherwise. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons. The Company conducts substantially all of its operations through the Och-Ziff Operating Group.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited, interim, consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, primarily because of the majority of incentive income and discretionary cash bonuses being recorded in the fourth quarter each year. All significant intercompany transactions and balances have been eliminated in consolidation.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs. ASU 2011-04 provides clarifying guidance on how to measure fair value and requires additional disclosures regarding fair value measurements. The amendments, among other things, prohibit the use of blockage factors at all levels of the fair value hierarchy, provide guidance on measuring financial instruments that are managed on a net portfolio basis, and clarify guidance on the application of premiums and discounts in measuring fair value. Additional disclosure requirements include the disclosure of transfers between Level I and Level II, a description of the valuation processes for Level III fair value measurements, as well as additional information regarding unobservable inputs affecting Level III measurements. The amendments were effective for the Company beginning in the first quarter of 2012. The adoption of the new requirements in ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present the components of net income, the components of other comprehensive income and the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, the entity is required to present items that are reclassified between net income and other comprehensive income on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment eliminates the option to present the components of other comprehensive income solely within the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 to defer the effective date for the requirement to present reclassification of items out of other comprehensive income on the face of the income statement. Because of the deferral, entities would continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before adoption of ASU 2011-05. The requirements of ASU 2011-05, and the deferral provided in ASU 2011-12, were effective for the Company beginning in the first quarter of 2012. The adoption of ASU 2011-05 did not have any impact on the Company’s financial position or results of operations, as ASU 2011-05 only changes the presentation of other comprehensive income and total comprehensive income. No changes were made to the existing guidance regarding which items are reported in other comprehensive income.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 simplifies how entities test goodwill for impairment by permitting an entity to assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under GAAP. ASU 2011-08 was effective for the Company beginning in the first quarter of 2012. The adoption of ASU 2011-08 did not have any impact on the Company’s financial position or results of operations.

Future Adoption of Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross and net information about financial instruments and derivative instruments that are either (i) offset in the balance sheet or (ii) subject to an enforceable master netting arrangement or similar arrangement, irrespective of whether they are offset in the balance sheet. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The requirements of ASU 2011-11 are effective for the Company beginning in the first quarter of 2013. The adoption of ASU 2011-11 will not have any impact on the Company’s financial position or results of operations, as ASU 2011-11 only affects disclosures about offsetting. No changes were made to the existing guidance on the offsetting of assets and liabilities in the Company’s balance sheet.

3.	REORGANIZATION EXPENSES AND OCH-ZIFF OPERATING GROUP OWNERSHIP

On November 19, 2007, the Company completed its initial public offering (“IPO”) of 36.0 million Class A Shares and a private offering of approximately 38.1 million Class A Shares to DIC Sahir, a wholly-owned subsidiary of Dubai International

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

Capital LLC (collectively, the “2007 Offerings”). The Company used the net proceeds from the 2007 Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the executive managing directors and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the 2007 Offerings.

Prior to the 2007 Offerings, the Company completed a reorganization of its business (“Reorganization”). As part of the Reorganization, interests in the Och-Ziff Operating Group held by the executive managing directors and the Ziffs were reclassified as Och-Ziff Operating Group A Units and accounted for as a share-based payment. The Och-Ziff Operating Group A Units granted to the Ziffs and those units sold by the executive managing directors at the time of the 2007 Offerings were not subject to any substantive service or performance requirements; therefore, the fair value related to those units were recognized as a one-time charge at the time of the 2007 Offerings. The fair value of the Och-Ziff Operating Group A Units that continue to be held by the executive managing directors after the 2007 Offerings is being amortized on a straight-line basis over the requisite five-year service period following the 2007 Offerings. Once vested, these units may be exchanged for Class A Shares of the Registrant on a one-for-one basis, subject to certain transfer restrictions for the five years following the 2007 Offerings.

As of March 31, 2012, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 32.0%. Increases in the Company’s interest in the Och-Ziff Operating Group were driven by the issuance of Class A Shares in the November 2011 public offering of 33,333,333 Class A Shares (the “2011 Offering”). Additionally, the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares and the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”), also increased the Company’s interest in the Och-Ziff Operating Group since the IPO. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchanges of Och-Ziff Operating Group A Units and vesting of RSUs.

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

GAAP prioritizes the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of assets and liabilities and the specific characteristics of the assets and liabilities. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively-quoted prices generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value.

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Fair value is determined using quoted prices that are available in active markets for identical assets or liabilities. The types of assets and liabilities that would generally be included in this category are certain listed equities, sovereign debt of developed nations and listed derivatives.

•

Level II – Fair value is determined using quotations received from dealers making a market for these assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing vendors (“independent pricing services”), the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. Consideration is given to the nature of the broker quotes (e.g., indicative or executable). Assets and liabilities for which executable broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level II. The types of assets and liabilities that would generally be included in this category are certain corporate bonds, certain credit default swap contracts, certain bank debt securities, less liquid and restricted equity securities, forward contracts and certain over-the-counter (“OTC”) derivatives.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

•

Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. The types of assets and liabilities that would generally be included in this category include equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt securities, certain OTC derivatives, residential and commercial mortgage-backed securities, collateralized debt obligations and other asset-backed securities.

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

Fair Value Measurements Categorized within the Fair Value Hierarchy

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy:

	As of March 31, 2012
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$381,181	$—	$381,181
Residential mortgage backed securities	—	—	151,515	—	151,515
Energy and natural resources limited partnerships	—	—	135,023	—	135,023
Collateralized debt obligations	—	—	99,983	—	99,983
Commercial real estate debt securities	—	—	45,053	—	45,053
Commercial mortgage backed securities	—	—	36,428	—	36,428
Investment in affiliated credit fund	—	—	31,939	—	31,939
United States government obligations	26,509	—	—	—	26,509
Other investments	141	31	3,049	(55)	3,166

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$26,650	$31	$884,171	$(55)	$910,797

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$320	$34	$204	$(55)	$503

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

	As of December 31, 2011
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$352,218	$—	$352,218
Residential mortgage backed securities	291	—	147,426	—	147,717
Energy and natural resources limited partnerships	—	—	100,827	—	100,827
Collateralized debt obligations	—	—	44,060	—	44,060
Commercial real estate debt securities	—	—	38,240	—	38,240
Commercial mortgage backed securities	—	—	27,256	—	27,256
United States government obligations	15,069	—	—	—	15,069
Other investments	95	361	3,542	(233)	3,765

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$15,455	$361	$713,569	$(233)	$729,152

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$362	$4	$657	$(233)	$790

The Company assumes that any transfers between Level I, Level II or Level III during the period occur at the beginning of the period. For the three months ended March 31, 2012 and 2011, there were no transfers between Level I, Level II or Level III assets or liabilities.

Reconciliation of Fair Value Measurements Categorized within Level III

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended March 31, 2012:

	Balance as of December 31, 2011	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of March 31, 2012
	(dollars in thousands)
Real estate investments	$352,218	$21,168	$(7,241)	$—	$15,036	$381,181
Residential mortgage backed securities	147,426	69,962	(79,687)	—	13,814	151,515
Energy and natural resources limited partnerships	100,827	1,105	(3,777)	—	36,868	135,023
Collateralized debt obligations	44,060	52,582	(4,584)	—	7,925	99,983
Commercial real estate debt securities	38,240	5,492	(22)	—	1,343	45,053
Commercial mortgage backed securities	27,256	11,240	(3,704)	—	1,636	36,428
Investment in affiliated credit fund	—	30,185	—	—	1,754	31,939
Other investments (including derivatives, net)	2,885	—	—	271	(311)	2,845
Total, at Fair Value	$712,912	$191,734	$(99,015)	$271	$78,065	$883,967

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended March 31, 2011:

	Balance as of December 31, 2010	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of March 31, 2011
	(dollars in thousands)
Real estate investments	$288,444	$5,259	$(8,100)	$—	$3,405	$289,008
Residential mortgage backed securities	40,707	88,222	(27,615)	—	995	102,309
Energy and natural resources limited partnerships	49,870	2,102	—	—	(1,088)	50,884
Collateralized debt obligations	10,405	24,814	(10,346)	—	1,691	26,564
Commercial real estate debt securities	13,516	14,975	—	—	1,025	29,516
Commercial mortgage backed securities	15,604	7,178	(6,330)	—	2,407	18,859
Other investments (including derivatives, net)	478	1,500	(500)	(74)	77	1,481

Total, at Fair Value	$419,024	$144,050	$(52,891)	$(74)	$8,512	$518,621

Deferred Balances, at Fair Value	$2,913	$—	$(21)	$—	$—	$2,892

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

The table below summarizes the net change in unrealized gains (losses) on the Company’s Level III investments held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive loss.

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Real estate investments	$14,138	$6,726
Residential mortgage backed securities	7,590	(1,053)
Energy and natural resources limited partnerships	35,841	(1,088)
Collateralized debt obligations	7,114	708
Commercial real estate debt securities	1,233	1,025
Commercial mortgage backed securities	1,618	1,983
Investment in affiliated credit fund	1,906	—
Other investments (including derivatives, net)	(210)	(16)

Total	$69,230	$8,285

Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III

Real Estate Investments

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

The significant unobservable inputs used in the fair value measurement of the Company’s real estate investments are discount rates, cash flow growth rates, exit capitalization rates, absorption percentage per year, loss factor and inflation factor. Significant increases (decreases) in the discount rates, exit capitalization rates and loss factor in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the cash flow growth rates, absorption percentage per year and inflation factor in isolation would result in a significantly higher (lower) fair value measurement.

Residential and Commercial Mortgage Backed Securities; Collateralized Debt Obligations

The fair value of investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other asset-backed securities is generally determined using broker quotes. If broker quotes are not available or deemed unreliable, fair value may be determined using independent pricing services or cash flow models. Market data is used to the extent that it is observable and considered reliable.

Energy and Natural Resources Limited Partnerships

The fair value of energy and natural resources limited partnerships are generally determined using discounted cash flows when assets are producing oil or gas, or when it is reasonably certain that an asset will be capable of producing oil or gas. Acreage with proven undeveloped, probable or possible reserves are valued using prevailing prices of comparable properties, and may include adjustments for other assets or liabilities such as seismic data, equipment, or cash on hand. Additionally, certain natural resource assets may be valued based on recent financings or based on the fair value of certain underlying publicly traded securities held by an investee, adjusted for lack of marketability.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

The significant unobservable inputs used in the fair value measurement of the Company’s energy and natural resources limited partnerships are discount rates, discounts to commodity strip prices and differentials, probability of reserves, discount for lack of marketability and capital investments, including acreage values. Significant increases (decreases) in the discount rates, discounts to commodity strip prices and differentials, and discount for lack of marketability in isolation would result in a lower (higher) fair value measurement. Significant increases (decreases) in probability of reserves or per acre values in isolation would result in a significantly higher (lower) fair value measurement.

Commercial Real Estate Debt Securities

The fair value of commercial real estate debt securities is generally determined using broker quotes or as determined in good faith with observable market inputs or other third party inputs, where available. The methods and procedures to value these investments may include, but are not limited to: (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from the issuers; (iii) calculating the present value of future cash flows; (iv) assessing other analytical data and information relating to the investment that is an indication of value; (v) obtaining information provided by third parties; (vi) reviewing the amounts invested in these investments; and (vii) evaluating financial information provided by the management of these investments. Inputs utilized to determine fair value when the above methods are used include, but are not limited to, the following: broker quotes, discount rates, loan-to-value ratios, revenue growth rates, comparability adjustments and correlations of certain of these inputs.

Significant increases (decreases) in discount rates and loan-to-value ratios in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in revenue growth rates, and comparability adjustments in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the assumptions used for discount rates is accompanied by a directionally similar change in loan-to-value ratios.

Investment in Affiliated Credit Fund

The fair value of the Company’s investment in affiliated credit fund relates to a certain consolidated feeder fund’s investment into a related master fund. The Company is not an investor of the feeder fund or the master fund. The fair value of this investment is based on the consolidated feeder fund’s proportionate share of the master fund’s net asset value. The master fund invests primarily in credit-related strategies.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Company’s Level III assets and liabilities.

Type of Investment	Fair Value at March 31, 2012 (in thousands)(1)	Valuation Technique	Unobservable Input	Range
Real estate investments	$321,717	Discounted cash flow	Discount rate	8% - 40%
			Cash flow growth rate	3% - 7%
			Exit capitalization rate	7.7% - 9.5%
			Absorption percentage per year	6% -13%
			Loss factor	0% - 15%
			Inflation factor	0% - 3%
	59,464	Comparable companies	EBITDA multiple	17.7x
			Discount for lack of marketability	10%

$381,181

Energy and natural resources limited partnerships	$1,269	Discounted cash flow	Discount rate	15%
			Discount to commodity strip prices	0% - 17.5%
			Probability of reserves	0% - 100%
			Discount to differentials	10%
	82,677	Analysis of publicly traded securities held by investee company	Discount for lack of marketability	0% - 20%
	51,077	Recent financings and cash held by investee	n/a	n/a

$135,023

Commercial real estate debt securities	$14,988	Discounted cash flow	Discount rate	17%
	8,298	Comparable companies	Loan-to-value ratio	50% - 70%
			Revenue growth rate	2% - 6%
			Comparability adjustment	0% - 30%
	21,767	Broker quotes	n/a	n/a

$45,053

(1)	The remaining Level III investments are valued primarily using broker quotes, or net asset value for the Company’s investment in an affiliated credit fund.

Valuation Process for Fair Value Measurements Categorized within Level III

The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing independent oversight by its Financial Control Group, as well as periodic audits by the Company’s Internal Audit Group. These management control functions are segregated from the trading and investing functions. The Company has also established a Valuation Committee, comprised of non-investment professionals, that is responsible for overseeing and monitoring the pricing of the funds’ investments and performing periodic due diligence reviews of independent pricing services. The Valuation Committee may obtain input from investment professionals for consideration in carrying out its responsibilities.

The Company employs resources to help ensure that its Financial Control and Internal Audit Groups are able to function at an appropriate quality level. The Company considers the segregation of duties within its internal control infrastructure. Specifically, the Financial Control Group is responsible for establishing and monitoring compliance with valuation policies. The Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an independent assessment of the design and effectiveness of controls over the Company’s operations, regulatory compliance, valuation of financial instruments and reporting, as well as reporting compliance with these controls to the Company’s Audit Committee. Additionally, the Internal Audit Group meets with management periodically to evaluate and provide guidance on the existing risk framework and control environment assessments. Within the trading and investing functions, the Company has established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources and fair valuation hierarchy coding within the financial reporting system.

The analysis used in measuring the fair value of financial instruments is generally related to the level of observable pricing inputs. For Level III inputs that are less observable, to the extent possible, procedures have been established to discuss

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

the valuation methodology, including pricing techniques, with senior management of the trading and investing functions, to compare the inputs to observable inputs for similar positions, to review subsequent secondary market activities and to perform comparisons of actual versus projected cash flows. The Company reviews a daily profit and loss report, as well as other periodic reports, and analyzes material changes from period-to-period in the valuation of investments. The Company also performs back testing on a regular basis by comparing prices observed in executed transactions to previous valuations. Pricing services may be used regularly to verify that the Company’s internal valuations are reasonable.

Fair Value of Other Financial Instruments

Management believes that the carrying values of all other financial instruments presented in the consolidated balance sheets approximate their fair value generally due to their short-term nature and generally negligible credit risk. These fair value measurements would be categorized as Level III within the fair value hierarchy.

5.	VARIABLE INTEREST ENTITIES

In the ordinary course of business, the Company sponsors the formation of variable interest entities (“VIEs”). These VIEs are primarily funds in which the Company serves as the general partner or the investment manager with decision-making rights. VIEs consolidated by the Company are primarily funds in which either kick-out rights or liquidation rights were not granted to the investors in the funds, or these rights, if granted, were deemed not to be substantive.

The Company’s involvement with funds that are VIEs that are not consolidated is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $26.4 billion and $25.6 billion as of March 31, 2012 and December 31, 2011, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from the VIEs. As of March 31, 2012 and December 31, 2011, the only assets related to these variable interests related to income and fees receivable of $9.3 million and $45.6 million, respectively.

In addition, the Company holds variable interests in certain joint ventures that are VIEs. The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $5.2 million and $4.8 million as of March 31, 2012 and December 31, 2011, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

Substantially all of the funds managed by the Company qualify for the deferral under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds. Accordingly, the Company’s determination of whether it is the primary beneficiary of a VIE is generally based on an analysis of which variable interest holder of a VIE is exposed to the majority of the expected losses or receives a majority of the expected residual returns. Fund investors are entitled to substantially all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. Accordingly, the Company’s determination of the primary beneficiary is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

The following table presents the assets and liabilities of funds that are VIEs and consolidated by the Company:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$404,828	$313,345
Other assets of Och-Ziff funds	4,428	9,321

Total Assets	$409,256	$322,666

Liabilities
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	$58,551	$57,763
Other liabilities of Och-Ziff funds	1,555	909

Total Liabilities	$60,106	$58,672

The assets presented in the table above belong to the investors in those funds, are available for use only by the fund to which they belong, and are not available for use by the Company. The consolidated funds have no recourse to the general credit of the Company with respect to any liability. The Company also consolidates funds that are not VIEs, and therefore the assets and liabilities of those funds are not included in the table above.

6.	OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,325	20,325
Computer hardware and software	19,638	21,125
Furniture, fixtures and equipment	2,814	2,814
Accumulated depreciation and amortization	(40,644)	(40,272)

Fixed assets, net	24,733	26,592
Goodwill	22,691	22,691
Prepaid expenses	7,902	9,878
Refundable security deposits	5,178	5,165
Investments in joint ventures	5,174	4,848
Intangible assets, net	3,423	3,609
Current income tax receivable	2,994	3,467
Investments in Och-Ziff funds	595	552
Other	2,570	3,038

Total Other Assets, Net	$75,260	$79,840

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Deferred income of consolidated Och-Ziff funds	$42,108	$26,735
Deferred rent credit	14,622	14,538
Accrued expenses	10,681	12,009
Current income taxes payable	2,286	2,720
Obligation under capital leases	1,436	1,643
Other	419	865

Total Other Liabilities	$71,552	$58,510

7.	GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive loss:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Occupancy and equipment	$6,708	$7,101
Professional services	4,817	4,977
Information processing and communications	4,696	4,045
Business development	1,982	1,749
Insurance	1,907	1,736
Other expenses	8,912	5,385

	29,022	24,993
Changes in tax receivable agreement liability	(74)	112

Total General, Administrative and Other	$28,948	$25,105

8.	INCOME TAXES

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

The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the United States and in foreign jurisdictions.

The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of -5.3% and -2.5% for the three months ended March 31, 2012 and 2011, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the executive managing directors’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

As of March 31, 2012 and December 31, 2011, the Company was not required to establish a liability for uncertain tax positions.

9.	NET LOSS PER CLASS A SHARE

Basic net loss per Class A Share is computed by dividing the net loss allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended March 31, 2012 and 2011, the Company included RSUs of 1,166,511 and 978,578, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted net loss per Class A Share.

The following tables present the computation of basic and diluted net loss per Class A Share:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended March 31, 2012
Basic	$(122,744)	140,894,185	$(0.87)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		297,297,974
Class A Restricted Share Units	—	—		8,428,945

Diluted	$(122,744)	140,894,185	$(0.87)

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended March 31, 2011
Basic	$(95,464)	96,812,723	$(0.99)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		299,234,385
Class A Restricted Share Units	—	—		13,174,657

Diluted	$(95,464)	96,812,723	$(0.99)

10.	RELATED PARTY TRANSACTIONS

Due to Related Parties

Amounts due to related parties relate to future payments owed to the Company’s executive managing directors and the Ziffs under the tax receivable agreement. As further discussed in Note 11, the Company entered into an agreement with the executive managing directors and the Ziffs, whereby the Company would pay them a portion of any tax savings resulting from the purchase of Och-Ziff Operating Group A Units at the time of the 2007 Offerings or as a result of any subsequent exchanges of their interests for Class A Shares.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

Management Fees and Incentive Income Earned from the Och-Ziff Funds

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

Management Fees and Incentive Income Earned from Related Parties and Waived Fees

Prior to the 2007 Offerings, the Company did not charge management fees or earn incentive income on investments made by the Company’s executive managing directors, employees and other related parties. Following the 2007 Offerings, the Company began charging management fees and earning incentive income on new investments made in the funds by executive managing directors and certain other related parties, including the reinvestment by executive managing directors of the after-tax proceeds from the 2007 Offerings. The Company continues to waive fees for employee investments in the funds.

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$6,055	$5,719
Incentive income	$47	$373
Fees waived on investments held by related parties:
Management fees	$3,146	$3,345
Incentive income	$—	$—

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For both the three months ended March 31, 2012 and 2011, the Company charged Mr. Och $130 thousand based on market rates for his personal use of the corporate aircraft.

11.	COMMITMENTS AND CONTINGENCIES

Tax Receivable Agreement

The purchase of Och-Ziff Operating Group A Units from the executive managing directors and the Ziffs with the proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the tangible and intangible assets of the Och-Ziff Operating Group that would not otherwise have been available. As a result, the Company expects that its future tax liability will be reduced. Pursuant to the tax receivable agreement entered into among the Company, the executive managing directors and the Ziffs, the Company has agreed to pay to the executive managing directors and the Ziffs 85% of the amount of tax savings, if any, actually realized by the Company.

The Company recorded its initial estimate of future payments under the tax receivable agreement by recording a decrease to paid-in capital and an increase in amounts due to related parties in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings within general, administrative and other expenses in the consolidated statements of comprehensive loss.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by such former executive managing directors was contributed to the Och-Ziff Operating Group. As a result, the Company now expects to pay to the remaining executive managing directors and the Ziffs approximately 77% (from 85% at the time of the 2007 Offerings) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that the Company actually realizes as a result of the increases in tax basis discussed above.

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

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Beijing and Mumbai. The Company also has operating leases for other locations, as well as operating and capital leases on computer hardware. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term. The related lease commitments have not changed materially since December 31, 2011.

Litigation

The Company is currently not subject to any pending judicial, administrative or arbitration proceedings that are expected to have a material impact on the Company’s consolidated financial statements. From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject to extensive scrutiny by the regulatory agencies globally that have or may in the future have regulatory authority over the Company and its business activities. This has resulted or may in the future result in regulatory agency investigations, litigation and subpoenas.

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

MARCH 31, 2012

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

Economic Income is a measure of pre-tax operating performance that excludes the following from the Company’s results on a GAAP basis:

•

Income allocations to the Company’s executive managing directors and the Ziffs on their direct interests in the Och-Ziff Operating Group. Management reviews operating performance at the Och-Ziff Operating Group level, where substantially all of the Company’s operations are performed, prior to making any income allocations.

•

Reorganization expenses related to the 2007 Offerings, equity-based compensation expenses and depreciation and amortization expenses, as management does not consider these non-cash expenses to be reflective of operating performance.

•	Changes in the tax receivable agreement liability and net gains on investments in Och-Ziff funds, as management does not consider these to be reflective of operating performance.

•

Amounts related to the consolidated Och-Ziff funds, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total assets under management and fund performance.

In addition, the full amount of deferred cash compensation and expenses related to compensation arrangements based on annual investment performance are recognized on the date they are determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on the Company’s performance in the year of the award. Finally, management reviews Economic Income revenues by presenting management fees net of recurring placement and related service fees, rather than considering these fees an expense, and by excluding the impact of the consolidated Och-Ziff funds.

Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment. All interest expense related to outstanding indebtedness is allocated to the Och-Ziff Funds segment.

Och-Ziff Funds Segment Results

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$116,978	$120,955
Economic Income	$75,401	$79,059

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2012

Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Economic Income Revenues - Och-Ziff Funds segment	$116,978	$120,955
Adjustment to management fees(1)	4,202	3,373
Other Operations revenues	2,487	4,342
Income of consolidated Och-Ziff funds	17,257	9,738

Total Consolidated Revenues	$140,924	$138,408

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

Reconciliation of Och-Ziff Funds Economic Income to Net Loss Allocated to Class A Shareholders

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Economic Income - Och-Ziff Funds segment	$75,401	$79,059
Reorganization expenses	(398,416)	(405,855)
Net Loss Allocated to the Och-Ziff Operating Group A Units	236,408	276,988
Equity-based compensation	(17,808)	(33,498)
Income taxes	(14,404)	(8,626)
Depreciation and amortization	(2,358)	(2,474)
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	(1,280)	(1,689)
Other Operations	493	1,431
Other adjustments	(780)	(800)

Net Loss Allocated to Class A Shareholders	$(122,744)	$(95,464)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Business

We are one of the largest institutional alternative asset managers in the world, with approximately $29.8 billion in assets under management as of May 1, 2012. We provide asset management services globally through our hedge funds and other alternative investment vehicles. Our funds seek to generate consistent, positive, absolute returns across market cycles with low volatility compared to the equity markets. We have always limited our use of leverage to generate investment performance with an emphasis on preservation of capital. Our assets under management are generally invested on a multi-strategy basis, across multiple geographies, although certain of our funds are focused on specific sectors, strategies and geographies. Our primary investment strategies are convertible and derivative arbitrage, corporate credit, long/short equity special situations, merger arbitrage, private investments and structured credit. Our fund investors value our funds’ consistent performance history, our global investing expertise, and our diverse investment strategies, combined with our strong focus on risk management and sustaining a robust operational infrastructure.

Overview of Our 2012 First Quarter Results

As of March 31, 2012, our assets under management were $30.1 billion, compared with $29.0 billion as of March 31, 2011. The $1.1 billion, or 4%, year-over-year increase was driven by capital net inflows of $902.4 million and performance-related appreciation of $184.3 million. During the 2012 first quarter, interest in Och-Ziff was strong and we had an active dialog with existing and prospective investors. Focus on both our hedge funds and our dedicated credit platforms remains high, and investors continue to look for opportunities to expand their strategic relationship with us. We continue to see an increase in capital allocated directly by pension funds, while outflows, mainly from fund-of-funds, remain somewhat elevated.

For the first quarter of 2012, we reported a GAAP net loss allocated to Class A Shareholders of $122.7 million, compared to a net loss of $95.5 million for the first quarter of 2011. The GAAP net losses primarily resulted from non-cash Reorganization expenses associated with our 2007 Offerings of $398.4 million and $405.9 million for the three months ended March 31, 2012 and 2011, respectively.

We reported Economic Income for the Company1 of $75.9 million for the first quarter of 2012, compared with $80.5 million for the first quarter of 2011. The decrease was principally driven by lower incentive income in the Och-Ziff Funds segment.

Overview of 2012 First Quarter Fund Performance

Our investment performance in the first quarter of 2012 was strong. We generated consistent, positive, absolute returns for our investors, with approximately 36% of the volatility of the S&P 500 Index on a weighted-average basis for our four main funds. Our performance demonstrates our ability to take advantage of opportunities globally. It also reflects our consistent and disciplined approach to investing, including a rigorous risk management process and low use of leverage. As economic uncertainty in the U.S. declined in the first quarter, we took advantage of investment opportunities by deploying capital in U.S. structured credit, as well as in U.S. and Asian long/short equity special situations. We were fully invested in the OZ Master Fund as of April 1, 2012, with cash near zero percent of the portfolio compared to approximately 21% as of January 1, 2012.

During the first quarter of 2012, the OZ Master Fund generated a net return of 4.7%, the OZ Europe Master Fund a net return of 4.9%, the OZ Asia Master Fund a net return of 5.9% and the OZ Global Special Investments Master Fund a net return of 5.1%2. For the 2012 first quarter, performance was driven primarily by global long/short equity special situations and U.S. and European credit-related strategies.

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

The first quarter of 2012 reflected a significant shift in investor sentiment and risk appetite, which resulted in strong performance across markets. Following a volatile market in 2011, the markets rallied during the first three months of the year, with many indices posting their strongest gains in several years. Volatility returned to levels not seen since before mid-2011. The infusion of liquidity and other actions taken by the European Central Bank led to increased investor confidence globally. Strong U.S. economic data released towards the beginning of the 2012 first quarter further increased investor confidence. However, there continue to be significant risks in the global economy. In Europe, long-term solutions to problems in the region have yet to be addressed. Global imbalances related to accommodative monetary and fiscal policies, combined with slowing GDP growth in China and economic issues in Spain, were additional areas of concern.

U.S. corporate credit markets improved during the first quarter as macroeconomic sentiment improved and the primary market was strong as high yield volumes hit a new quarterly record. European credit markets were positively impacted by significant liquidity provided by the European Central Bank. The European primary markets showed little activity, with minimal issuance of new high yield bonds and leveraged loans. The Asian credit markets benefitted from an increase in overall market liquidity.

Capital Flow Environment

Capital inflows to the hedge industry increased in the 2012 first quarter from the fourth quarter of 2011 during which capital flows were essentially flat. However, while market conditions improved during the 2012 first quarter relative to the second half of 2011, we believe there is still near-term concern among institutional investors about economic conditions globally. Additionally, many large institutions have complex and lengthy due diligence processes, especially those who may be new to investing with alternative asset managers. We think that the combination of these factors has caused industry inflows to be slower to accelerate.

We believe that there is strong demand by institutional investors for alternative asset managers as these investors increasingly seek non-volatile returns to enhance the yield and diversity of their portfolios. We believe that this will lead to increased allocations to the hedge fund industry over time.

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

We typically accept capital from new and existing investors in our funds on a monthly basis on the first day of each month. Investors in our funds (other than investors in our real estate funds, certain credit funds and certain other alternative investment vehicles we manage and other than with respect to capital invested in Special Investments) typically have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 45 days prior written notice. However, upon the payment of a redemption fee to the applicable fund and upon giving 30 days prior written notice, certain investors may redeem capital during the lock-up period. The lock-up requirements for our funds may generally be waived or modified at the sole discretion of each fund’s general partner or board of directors, as applicable. The after-tax proceeds from the 2007 Offerings reinvested by our executive managing directors in our funds are subject to a five-year lock-up that expires in December 2012.

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

Information with respect to our assets under management throughout this report, including the tables set forth in this discussion and analysis, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. As of March 31, 2012, approximately 9% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 33% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation.

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

Summary of Changes in Assets Under Management

The table below presents the changes to our assets under management and our weighted-average assets under management for the respective period. Weighted-average assets under management exclude the impact of first quarter investment performance for the periods presented, as these amounts do not impact management fees calculated for that period.

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Balance-beginning of period	$28,766,340	$27,934,696
Net flows	(63,135)	150,936
Appreciation	1,413,644	944,583

Balance-end of period	$30,116,849	$29,030,215

Weighted-average assets under management	$28,566,719	$27,908,261

In, the first quarter of 2012, our funds experienced performance-related appreciation of $1.4 billion and capital net outflows of $63.1 million, which were comprised of $789.7 million of gross inflows and $852.8 million of gross outflows. We believe that volatile market conditions globally, and the resultant deterioration in investor confidence, impacted the pace of new capital commitments to the hedge fund industry and Och-Ziff during 2011. During the 2012 first quarter, we experienced inflows from new and existing investors globally, with pension funds driving these flows. We continued to see an increase in capital allocated directly by pension funds, while outflows, mainly from fund-of-funds, remained somewhat elevated. However, certain institutional allocation processes, such as those for new investors and those seeking to expand their strategic relationships with us, have lengthened the timing of capital allocation decisions and made them less predictable.

In the first quarter of 2011, our funds experienced performance-related appreciation of $944.6 million and capital net inflows of $150.9 million, which were comprised of $1.2 billion of gross inflows and $1.0 billion of gross outflows. The inflows came from a diverse mix of investors globally. We believe that institutional investors continued to increase the proportion of investment strategies in their portfolios that were not correlated to the equity markets in order to enhance the yield and diversification of their investments. Additionally, our real estate funds and various other assets that we manage with longer than one-year measurement periods comprised a meaningful portion of gross inflows in the first quarter of 2011 (see “—Understanding our Results—Revenues—Incentive Income”). The outflows were primarily driven by quarterly redemption requests received during the fourth quarter of 2010.

Assets Under Management by Fund

	March 31,
	2012	2011
	(dollars in thousands)
OZ Master Fund	$20,949,632	$20,059,282
OZ Europe Master Fund	2,233,623	2,904,943
OZ Asia Master Fund	1,702,827	1,634,202
OZ Global Special Investments Master Fund	1,022,514	1,228,139
Other(1)	4,208,253	3,203,649

Total	$30,116,849	$29,030,215

(1)	Includes real estate funds, credit funds and other alternative investment vehicles we manage.

OZ Master Fund

The $890.3 million year-over-year increase in assets under management for the OZ Master Fund was driven by capital net inflows in the last three quarters of 2011, as well as positive investment performance during the fourth quarter of 2011 and first quarter of 2012. These increases were partially offset by performance-related depreciation in the second and third quarters of 2011, as well as capital net outflows experienced in the first quarter of 2012.

OZ Europe Master Fund

The $671.3 million year-over-year decrease in assets under management for the OZ Europe Master Fund was driven by capital net outflows experienced in the last three quarters of 2011 and the first quarter of 2012, and performance-related depreciation in the last three quarters of 2011. These decreases were partially offset by positive investment performance in the first quarter of 2012.

OZ Asia Master Fund

The $68.6 million year-over-year increase in assets under management for the OZ Asia Master Fund was driven by capital net inflows in the last three quarters of 2011, as well as positive investment performance during the first quarter of 2012. These increases were partially offset by performance-related depreciation in the last three quarters of 2011, as well as capital net outflows experienced in the first quarter of 2012.

OZ Global Special Investments Master Fund

The $205.6 million year-over-year decrease in the assets under management for the OZ Global Special Investments Master Fund was driven by capital net outflows in the last three quarters of 2011 and the first quarter of 2012, and performance-related depreciation in the third quarter of 2011, partially offset by positive investment performance in the second and fourth quarters of 2011 and the first quarter of 2012.

Other

The $1.0 billion year-over-year increase in the assets under management in our other funds was primarily due to the growth in our dedicated credit platforms, several of which were launched in 2011 and early 2012, and additional commitments in 2011 to our second domestic real estate fund. These platforms generally have a lower management fee rate and longer lock-ups, but still maintain a 20% incentive income structure. The remaining growth came from various other alternative investment vehicles we formed to meet the needs of our fund investors.

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

	Three Months Ended March 31,
	2012	2011
OZ Master Fund	4.7%	3.4%
OZ Europe Master Fund	4.9%	3.6%
OZ Asia Master Fund	5.9%	1.5%
OZ Global Special Investments Master Fund	5.1%	4.6%

OZ Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Master Fund’s return before management fees and incentive income:

	Three Months Ended March 31,
	2012	2011
Convertible and Derivative Arbitrage	5%	10%
Corporate Credit	20%	20%
Long/Short Equity Special Situations	43%	24%
Merger Arbitrage	1%	5%
Private Investments	3%	4%
Structured Credit	29%	38%
Other	-1%	-1%

Total	100%	100%

OZ Europe Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Europe Master Fund’s return before management fees and incentive income:

	Three Months Ended March 31,
	2012	2011
Convertible and Derivative Arbitrage	0%	12%
Corporate Credit	29%	22%
Long/Short Equity Special Situations	42%	14%
Merger Arbitrage	1%	6%
Private Investments	-1%	25%
Structured Credit	29%	27%
Other	0%	-6%

Total	100%	100%

OZ Asia Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Asia Master Fund’s return before management fees and incentive income:

	Three Months Ended March 31,
	2012	2011
Convertible and Derivative Arbitrage	6%	19%
Corporate Credit	12%	30%
Long/Short Equity Special Situations	77%	22%
Merger Arbitrage	-2%	-3%
Private Investments	6%	47%
Other	1%	-15%

Total	100%	100%

OZ Global Special Investments Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Global Special Investments Master Fund’s return before management fees and incentive income:

	Three Months Ended March 31,
	2012	2011
Corporate Credit	5%	5%
Long/Short Equity Special Situations	25%	11%
Merger Arbitrage	0%	3%
Private Investments	31%	23%
Structured Credit	41%	62%
Other	-2%	-4%

Total	100%	100%

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

Management Fees. Management fees typically range from 1.5% to 2.5% annually of assets under management in our hedge funds. In our real estate funds and credit funds, management fees typically range from 0.75% to 1.5% based on the amount of capital committed to these platforms by our fund investors. Our average management fee rate is approximately 1.7%. This average rate takes into account the effect of non-fee paying assets under management, as well as our dedicated credit platforms and other alternative investment vehicles. Management fees are generally calculated and paid to us on a quarterly basis at the beginning of the quarter, based on assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions.

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

The performance measurement period for most of our assets under management is on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31. We may recognize incentive income during the first three quarters of the year related to assets subject to three-year performance measurement periods, as well as assets in our real estate funds, credit funds and certain other funds we manage. Additionally, we may recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to us to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be recognized by us until the end of the relevant performance measurement period (if at all). Finally, we may also recognize incentive income related to fund investor redemptions during the first three quarters of the year.

The performance measurement periods with respect to approximately 19.4% of our assets under management as of March 31, 2012 are longer than one year. Approximately 46% of these assets are in the OZ Master Fund and subject to three-year performance measurement periods. The remaining amount is related to our real estate funds, credit funds and certain other alternative investment vehicles we manage. Incentive income related to assets subject to three-year performance measurement periods is generally not earned until the end of the three-year period and is based on the cumulative performance over the three-year period. The three-year performance measurement period with respect to approximately 57% of these assets will begin to expire in 2012. Incentive income related to our real estate funds, certain credit funds and certain other alternative investment vehicles we manage is generally not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these assets, as well as those with three-year performance measurement periods, is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark.

Income of Consolidated Och-Ziff Funds. Revenues recorded as income of consolidated Och-Ziff funds consist of interest income, dividend income and other miscellaneous items.

Expenses

Our operating expenses consist of the following:

•

Compensation and Benefits. Compensation and benefits is comprised of salaries and benefits, payroll taxes, discretionary and guaranteed cash bonus expense and equity-based compensation, primarily in the form of RSUs and Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising the majority of total compensation and benefits. These cash bonuses are funded by total annual revenues, which are significantly influenced by the incentive income we earn for the year. Annual discretionary cash bonuses in a year with no significant high-water marks in effect are generally determined and expensed in the fourth quarter each year.

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

•

General, Administrative and Other. General, administrative and other expenses are related to occupancy and equipment, professional services, information processing and communications, business development, insurance, changes in our tax receivable agreement liability and other miscellaneous expenses.

In addition, the following expenses also impact our GAAP results:

Reorganization Expenses. Prior to the 2007 Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization.” As part of the Reorganization, interests in the Och-Ziff Operating Group held by our executive managing directors and the Ziffs were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash Reorganization expenses. These expenses are generally being amortized through 2012 on a straight-line basis over a five-year vesting period following the 2007 Offerings. Assuming no material forfeitures or reallocations, the estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our executive managing directors are expected to be approximately $998.5 million for the remainder of 2012.

Expenses of Consolidated Och-Ziff Funds. Expenses recorded as expenses of consolidated Och-Ziff funds consist of interest expense and other miscellaneous expenses.

Other Income

Our other income consists of the following:

•

Net Gains on Investments in Och-Ziff Funds and Joint Ventures. Net gains on investments in Och-Ziff funds and joint ventures primarily consists of net gains (losses) on investments in our funds made by us and net gains (losses) on investments in joint ventures established to expand our private investment platforms.

•

Change in Deferred Income of Consolidated Och-Ziff Funds. Incentive income allocations from consolidated Och-Ziff funds are recognized through a greater share of these funds’ net earnings being allocated to us, and a correspondingly reduced share of these earnings allocated to investors in the funds (noncontrolling interests). To the extent we are allocated incentive income by a consolidated Och-Ziff fund that could be subject to repayment in the event of future losses, we defer the recognition of our share of income through change in deferred income of consolidated Och-Ziff funds in the consolidated statements of comprehensive loss and record a corresponding liability within other liabilities in the consolidated balance sheets. The liability is reversed and recognized in earnings when these amounts are no longer subject to repayment.

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

Net Loss Allocated to Noncontrolling Interests

Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of: (i) Och-Ziff Operating Group A Units held by our executive managing directors and the Ziffs; and (ii) fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in this item related to the Och-Ziff Operating Group A Units are driven by the earnings or losses of the Och-Ziff Operating Group. Increases or decreases in this item related to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings or losses of the consolidated Och-Ziff funds.

Results of Operations

Revenues

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Management fees	$122,082	$121,346
Incentive income	1,221	6,966
Other revenues	364	358
Income of consolidated Och-Ziff funds	17,257	9,738

Total Revenues	$140,924	$138,408

Total revenues increased $2.5 million primarily due to the following:

•

A $7.5 million increase in income of consolidated Och-Ziff funds. The majority of this income is allocated to noncontrolling interests, as we only have minimal ownership interest, if any, in each of the consolidated funds. A portion of this income may be allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•	A $5.7 million offsetting decrease in incentive income due to tax distributions taken in the first quarter of 2011 that did not recur in the first quarter of 2012.

Our average management fee rate remained at approximately 1.7% in the first quarter of 2012 and 2011.

Expenses

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Compensation and benefits	$40,870	$59,205
Reorganization expenses	398,416	405,855
Interest expense	1,243	2,048
General, administrative and other	28,948	25,105
Expenses of consolidated Och-Ziff funds	2,112	1,450

Total Expenses	$471,589	$493,663

Total expenses decreased by $22.1 million primarily due to the following:

•

An $18.3 million decrease in compensation and benefits primarily due to the following: (i) a $15.7 million decrease in equity-based compensation expenses primarily due to the vesting of a large number of RSUs outstanding in November 2011. These RSUs were mostly granted in connection with our IPO and were subject to a four-year vesting; (ii) a $4.6 million decrease in bonus expense driven by lower guaranteed bonus accruals; and (iii) a $1.7 million offsetting increase in salaries and benefits due in part to the increase in our worldwide headcount from 409 as of March 31, 2011 to 433 as of March 31, 2012.

•

A $7.4 million decrease in Reorganization expenses primarily due to lower amortization of Och-Ziff Operating Group A Units that were forfeited by former executive managing directors and subsequently reallocated to the remaining executive managing directors generally at a lower grant-date fair value.

•

A $3.8 million offsetting increase in general, administrative and other expenses primarily due to a $1.7 million increase in recurring placement and related service fees. The remaining increase was driven by a net increase in other miscellaneous expenses.

Other Income

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$94	$176
Change in deferred income of consolidated Och-Ziff funds	(15,372)	(2,326)
Net gains of consolidated Och-Ziff funds	76,412	8,287

Total Other Income	$61,134	$6,137

Total other income increased by $55.0 million primarily due to the following:

•

A $68.1 million increase in net gains of consolidated Och-Ziff funds, which was driven primarily by an increase in net unrealized gains in the funds we consolidate. The majority of these net gains are allocated to noncontrolling interests, as we only have minimal ownership interest, if any, in each of the consolidated funds. A portion of these net gains are allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•

A $13.0 million decrease in other income results from the change in deferred income of consolidated funds. This change was driven primarily by the increase in income and net gains of consolidated Och-Ziff funds discussed above. We defer our incentive income allocation from these funds until the performance measurement period ends and any incentive income allocated to us is no longer subject to repayment.

Income Taxes

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Income taxes	$14,404	$8,626

Income tax expense increased by $5.8 million primarily due to higher profitability and an increase in ownership in the Och-Ziff Operating Group, resulting in an increase in income tax expense of $2.8 million. An additional $1.5 million increase was driven by lower deferred tax assets related to RSU amortization and write-offs of deferred tax assets relating to the vesting of RSUs. Also contributing to the increase was a $1.8 million true-up related to the tax treatment of prior net gains on early retirement of debt.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of -5.3% for the three months ended March 31, 2012, compared to an effective tax rate of -2.5% for the three months ended March 31, 2011.

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

As of and for the three months ended March 31, 2012 and 2011, we were not required to establish a liability for uncertain tax positions.

Net Loss Allocated to Noncontrolling Interests

The following table presents the components of the net loss allocated to noncontrolling interests:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(236,408)	$(276,988)
Consolidated Och-Ziff funds	74,803	13,862
Other	414	846

Total	$(161,191)	$(262,280)

The amount of net loss allocated to noncontrolling interests decreased $101.1 million primarily due to a $60.9 million increase in the amount of net income allocated to the consolidated Och-Ziff funds and a $40.6 million decrease in the amount of net loss allocated to the Och-Ziff Operating Group A Units. The increase in net income allocated to the consolidated Och-Ziff funds was driven primarily by the increase in income and net gains of consolidated Och-Ziff funds discussed above. The decrease in net loss allocated to the Och-Ziff Operating Group A Units was driven by a decrease in the executive managing directors’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units from 75.6% as of March 31, 2011 to 68.0% as of March 31, 2012. As a result, a larger share of losses of the Och-Ziff Operating Group was allocated to us rather than the Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net income (loss) in future periods as income (losses) of the Och-Ziff Operating Group are allocated to these interests. Also contributing to the decrease in net loss allocated to the Och-Ziff Operating Group A Units was higher profitability in the Och-Ziff Operating Group driven by lower operating expenses.

Net Loss Allocated to Class A Shareholders

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders	$(122,744)	$(95,464)

The amount of net loss allocated to Class A Shareholders increased by $27.3 million primarily due to an increase in our ownership interest in the Och-Ziff Operating Group. The increase in ownership interest was driven by the 2011 Offering, the issuance of Class A Shares for vested RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result, a larger share of the losses of the Och-Ziff Operating Group was allocated to us. Also contributing to the increase in net loss allocated to Class A Shareholders were higher income taxes, partially offset by higher profitability in the Och-Ziff Operating Group driven by lower operating expenses.

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

Economic Income is a measure of pre-tax operating performance that excludes the following from our results on a GAAP basis:

•

Income allocations to our executive managing directors and the Ziffs on their direct interests in the Och-Ziff Operating Group. Management reviews operating performance at the Och-Ziff Operating Group level, where substantially all of our operations are performed, prior to making any income allocations.

•

Reorganization expenses related to the 2007 Offerings, equity-based compensation expenses and depreciation and amortization expenses, as management does not consider these non-cash expenses to be reflective of operating performance.

•	Changes in the tax receivable agreement liability and net gains (losses) on investments in Och-Ziff funds, as management does not consider these to be reflective of operating performance.

•

Amounts related to the consolidated Och-Ziff funds, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total assets under management and fund performance.

In addition, the full amount of deferred cash compensation and expenses related to compensation arrangements based on annual investment performance are recognized on the date they are determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on our performance in the year of the award.

As a result of the adjustments described above, as well as an adjustment to present management fees net of recurring placement and related service fees (rather than considering these fees an expense), management fees, compensation and benefits, non-compensation expenses and net loss (income) allocated to noncontrolling interests as presented on an Economic Income basis are also non-GAAP measures. No adjustments to the GAAP basis have been made for incentive income, other revenues and net gains (losses) on joint ventures. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” following “—Critical Accounting Policies and Estimates” below.

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

Economic Income Revenues (Non-GAAP)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$115,493	$2,387	$117,880	$113,687	$4,286	$117,973
Incentive Income	1,221	—	1,221	6,966	—	6,966
Other revenues	264	100	364	302	56	358

Total Economic Income Revenues	$116,978	$2,487	$119,465	$120,955	$4,342	$125,297

Economic Income revenues decreased $5.8 million primarily due to a $5.7 million decrease in incentive income in the Och-Ziff Funds segment. The decline in incentive income was due to tax distributions taken in the first quarter of 2011 that did not recur in the first quarter of 2012. Our average management fee rate remained at approximately 1.7% in the first quarter of 2012 and 2011.

Economic Income Expenses (Non-GAAP)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$19,743	$976	$20,719	$22,427	$755	$23,182
Non-compensation expenses	21,996	551	22,547	19,638	1,281	20,919

Total Economic Income Expenses	$41,739	$1,527	$43,266	$42,065	$2,036	$44,101

Economic Income expenses decreased $835 thousand primarily due to the following:

•

A $2.5 million decrease in compensation and benefits, primarily in the Och-Ziff Funds segment. The decrease was driven by a $4.2 million decrease in bonus expense, partially offset by an increase of $1.7 million in salaries and benefits. The decline in bonus expense was primarily due to lower guaranteed bonus accruals. The increase in salaries and benefits was due in part to the increase in our worldwide headcount from 409 as of March 31, 2011 to 433 as of March 31, 2012. The ratio of salaries and benefits to management fees increased from 15% in the first quarter of 2011 to 16% in the first quarter of 2012 as salaries and benefits increased year-over-year while management fees remained essentially flat.

•

A $1.6 million offsetting increase in non-compensation expenses, as a $2.4 million increase in general, administrative and other expenses was partially offset by an $805 thousand decrease in interest expense. The ratio of non-compensation expenses to management fees increased from 18% in the first quarter of 2011 to 19% in the first quarter of 2012 as non-compensation expenses increased year-over-year while management fees remained essentially flat.

Other Economic Income Items (Non-GAAP)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$162	$(111)	$51	$169	$(54)	$115
Net income allocated to noncontrolling interests	$—	$(356)	$(356)	$—	$(821)	$(821)

Net gains (losses) on joint ventures represents our share of the net gains (losses) on joint ventures established to expand certain of our private investments platforms. Net income allocated to noncontrolling interests represents the amount of income that was allocated (reduction to Economic Income) to residual interests in the domestic real estate management business not owned by us.

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

We expect that our primary liquidity needs over the next 12 months will be to:

•	Pay our operating expenses, primarily consisting of compensation and benefits, as well as any related tax withholding obligations, and non-compensation expenses.

•	Repay borrowings and interest thereon.

•	Provide capital to facilitate the growth of our business.

•	Pay income taxes and amounts to our executive managing directors and the Ziffs with respect to the tax receivable agreement as discussed below under “—Tax Receivable Agreement.”

•	Make cash distributions in accordance with our distribution policy as discussed below under “—Distributions.”

Historically, management fees have been more than sufficient to cover all of our “fixed” operating expenses, which we define as salaries and benefits and our non-compensation costs. As explained above under “—Understanding Our Results—Revenues—Incentive Income,” we generally do not recognize incentive income during the first three quarters of the year other than amounts earned as a result of fund investor redemptions during the period or, beginning in 2012, amounts earned from fund investors on assets subject to three-year performance measurement periods. Additionally, we may recognize a portion of incentive income prior to the end of the three-year period for these assets related to tax distributions as discussed in “—Understanding Our Results—Revenues— Incentive Income.”

We cannot predict the amount of incentive income, if any, which we may earn in any given year. Accordingly, we do not rely on incentive income to meet our fixed operating expenses. Total annual revenues, which typically have been influenced by the amount of annual incentive income we earn, historically have been sufficient to fund all of our other working capital needs, including annual discretionary cash bonuses. These cash bonuses, which historically have comprised our largest operating expense, are variable such that, in any year where total annual revenues are greater or less than the prior year, cash bonuses may be adjusted accordingly. Our ability to scale our largest cash operating expense to our total annual revenues helps us manage our cash flow and liquidity position from year to year.

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

Our 2007 Term Loan, as defined below, matures in July 2012. In November 2011, we entered into an amendment and waiver to the 2007 Term Loan that permitted us to offer to repurchase portions of the 2007 Term Loan outstanding at 95% of par (the “Buyback”) from each lender under the 2007 Term Loan agreeing to such offer. The Buyback resulted in the repurchase and retirement of $254.1 million of indebtedness outstanding under the 2007 Term Loan in 2011. The Buyback was financed with the net proceeds from the 2011 Offering and a borrowing under the Delayed Draw Term Loan entered into in connection with the Buyback and the 2011 Offering. We expect to repay the remaining $364.6 million outstanding under the 2007 Term Loan through additional borrowings under the Delayed Draw Term Loan and cash on hand. See “—Debt Obligations—2007 Term Loan” and “—Debt Obligations—Delayed Draw Term Loan” for more information.

For borrowings under the Delayed Draw Term Loan, we are required to make quarterly payments equal to 0.25% of the indebtedness outstanding on the last day of each quarter, and the balance will be payable upon maturity on November 23, 2016. We may use cash on hand to repay any borrowings under the Delayed Draw Term Loan in part prior to the maturity date, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of the maturity date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by entering into new credit facilities, which could result in higher borrowing costs, or by raising cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new credit facilities that we may be able to enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted.

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

To maintain maximum flexibility to meet demands and opportunities both in the short and long term, and subject to existing contractual arrangements, we may want to retain cash, issue additional equity or borrow additional funds to:

•	Support the future growth in our business.

•	Create new or enhance existing products and investment platforms.

•	Repay borrowings.

•	Pursue new investment opportunities.

•	Develop new distribution channels.

Market conditions and other factors may make it more difficult or costly to raise or borrow additional funds. Excessive costs or other significant market barriers may limit or prevent us from maximizing our growth potential and flexibility.

Debt Obligations

2007 Term Loan. On July 2, 2007, we entered into the “2007 Term Loan,” a $750 million term loan bearing an interest rate of LIBOR plus 0.75%, or a base rate plus 0.50%. The 2007 Term Loan will mature on July 2, 2012 and is secured by a first priority lien on substantially all assets of the Och-Ziff Operating Group. The term loan is payable in equal quarterly installments, which began on December 31, 2008, in an aggregate annual amount equal to 1% of the original amount borrowed under the 2007 Term Loan, and the balance is payable upon maturity.

In 2009, we repurchased and retired an aggregate $105.0 million of the indebtedness outstanding under the 2007 Term Loan for $83.0 million using cash on hand. In 2011, an additional $254.1 million of the indebtedness outstanding was repurchased and retired at 95% of par using the net proceeds from the 2011 Offering, as well as a borrowing under the Delayed Draw Term Loan (discussed below). As of March 31, 2012, the total amount outstanding under the 2007 Term Loan was $364.6 million.

The 2007 Term Loan includes provisions that restrict or limit the ability of the Och-Ziff Operating Group from:

•	Incurring further secured indebtedness or issuing certain equity interests.

•	Creating liens.

•	Paying dividends or making certain other payments.

•	Merging, consolidating, selling or otherwise disposing of all or part of its assets.

•	Engaging in certain transactions with shareholders or affiliates.

•	Engaging in a substantially different line of business.

•	Amending its organizational documents in a manner materially adverse to the lenders.

The 2007 Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with a leverage ratio (as defined in the relevant credit agreement) of 3.0 to 1.0 and no default or event of default has occurred and is continuing. As of March 31, 2012, the Och-Ziff Operating Group has not incurred any unsecured indebtedness. The 2007 Term Loan does not include any financial maintenance covenants, such as minimum requirements relating to assets under management or profitability. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A Shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the 2007 Term Loan.

The 2007 Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to our “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains or losses on investments and dividends and interest from investments. As of March 31, 2012, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

Delayed Draw Term Loan. On November 15, 2011, we entered into a $391.0 million delayed draw term loan agreement, which we refer to as the Delayed Draw Term Loan. The facility allows for up to three borrowings for a total amount not to exceed $391.0 million, so long as certain conditions are met. A $6.5 million borrowing under the facility was made in November 2011 to fund the portion of the Buyback not funded by the net proceeds from the 2011 Offering. We anticipate that additional borrowings made under the facility will be used to repay the remaining amount outstanding under the 2007 Term Loan following a six-month blackout period following the Buyback. Following repayment in full of the 2007 Term Loan, any remaining undrawn commitments can be used for working capital and other general corporate purposes.

Any undrawn commitments will be terminated if not used on or prior to July 2, 2012. Borrowings under the facility are payable in quarterly installments equal to 0.25% of the amount outstanding on the last day of each quarter, and the balance will be payable upon maturity on November 23, 2016. Any amounts borrowed under the facility and subsequently repaid may not be re-borrowed. Amounts borrowed bear interest at a rate of LIBOR plus 1.50%, or a base rate plus 0.50%, and are guaranteed by the same guarantors and secured by the same collateral on a pari passu basis with the obligations under the 2007 Term Loan.

The facility requires us to pay a fee equal to 0.75% of the undrawn portion of the commitments under the facility until the earliest of (i) the date the commitments are drawn in full, (ii) July 2, 2012, and (iii) the date on which the commitments are canceled or terminated in accordance with the terms of the agreement.

The facility includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the relevant credit agreement) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The agreement allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of facility. As of March 31, 2012, we were in compliance with these covenants.

In addition to the financial maintenance covenants described above, the Delayed Draw Term Loan includes prepayment provisions, affirmative and negative covenants (including the free cash flow limitation on distributions) and events of default that are substantially similar to the terms of the 2007 Term Loan described above.

Aircraft Loan. On May 25, 2011, we refinanced $10.7 million of the remaining balance on our aircraft loan. The indebtedness outstanding under the loan bears an annual interest rate of LIBOR plus 2.35%, is due in full at maturity on May 25, 2014 and is secured by a first priority lien on the aircraft.

The terms of the loan also require us to make one or more prepayments or post cash collateral with the lender in the event that the indebtedness outstanding under the loan at any time exceeds an amount equal to 70% of the fair market value of the aircraft, as determined by the lender pursuant to an appraisal obtained by the lender that may not be exercised more than once every 12 months.

The terms of the loan also require us to comply with the following financial maintenance covenants in order for us to avoid an event of default:

•	The minimum amount of assets under management is $17 billion, tested quarterly.

•	Annual management fees earned by the Och-Ziff Operating Group must not fall below $257.3 million, tested annually.

•

Economic Income must exceed three times the annual principal and interest payments due on all direct or indirect indebtedness of the Och-Ziff Operating Group (excluding principal and interest payments due on the scheduled maturity date of any debt), tested quarterly.

•

Average cash, unrestricted marketable securities and other liquid investments that may be converted to cash within 90 days must be equal to an amount greater than the indebtedness outstanding under the loan, tested quarterly.

Upon an event of default, subject to certain cure periods set forth in the loan, the lender may declare all amounts outstanding under the loan to be due and payable.

Tax Receivable Agreement

We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and the Ziffs. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Och-Ziff Corp and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) have agreed to pay our executive managing directors and the Ziffs 85% of the amount of cash savings, if any, in federal, state and local income taxes in the United States that these entities actually realize related to their units as a result of such increases in tax basis. In connection with the departure of certain former executive managing directors, the right to receive payments under the tax receivable agreement by such executive managing directors was contributed to the Och-Ziff Operating Group. As a result, we expect to pay to our remaining executive managing directors and the Ziffs approximately 77% (from 85% at the time of the 2007 Offerings) of the overall cash savings, if any, in federal, state and local income taxes in the United States that we actually realize as a result of such increases in tax basis. To the extent that we do not realize any cash savings in federal, state and local income taxes in the United States, we would not be required to make corresponding payments under the tax receivable agreement.

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

As of March 31, 2012, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $759.0 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

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

Depending upon the outcome of these factors, payments that we may be obligated to make to our executive managing directors and the Ziffs under the tax receivable agreement in respect of exchanges could be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement, the timing and amounts of any such actual payments are not reasonably ascertainable.

Dividends and Distributions

The following table presents the cash dividends declared on our Class A Shares in 2012 and the related cash distributions to our executive managing directors and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

	Class A Shares		Related Distributions to Executive Managing Directors and the Ziffs (dollars in thousands)
Payment Date	Record Date	Dividend per Share
May 21, 2012	May 14, 2012	$0.10	$42,686
February 28, 2012	February 21, 2012	$0.04	$15,245

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

When we pay dividends on our Class A Shares, we intend to make corresponding distributions to our executive managing directors and the Ziffs on their interests in the Och-Ziff Operating Group, subject to the terms of the limited partnership agreements of the Och-Ziff Operating Group entities.

The declaration and payment of future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy or reduce or eliminate our distributions at any time in its discretion. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our term loans; legal, tax and regulatory restrictions; and other restrictions and limitations on the payment of distributions by us to our Class A Shareholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant.

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

Additionally, RSUs outstanding as of March 31, 2012 accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividends. The dividend equivalents will be paid if and when the related RSUs vest. Our Board of Directors has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We currently withhold shares to satisfy the tax withholding obligations of holders of vested RSUs and dividend equivalents, which results in the use of cash from operations or borrowings to satisfy these tax-withholding payments.

In accordance with the Och-Ziff Operating Group entities’ limited partnership agreements, we may cause the applicable Och-Ziff Operating Group entities to distribute cash to the intermediate holding companies, the executive managing directors and the Ziffs in an amount at least equal to the presumed maximum tax liabilities arising from their direct ownership in these entities. The presumed maximum tax liabilities are based upon the presumed maximum income allocable to any such unit holder at the maximum combined U.S. federal, New York State and New York City tax rates. Holders of our Class A Shares may not always receive distributions at a time when our intermediate holding companies, the executive managing directors and the Ziffs are receiving distributions on their interests, as distributions to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. Such tax distributions will take into account the disproportionate income allocation (but not a disproportionate cash allocation) to the unit holders with respect to “built-in gain assets,” if any, at the time of the 2007 Offerings. Consequently, Och-Ziff Operating Group tax distributions may be greater than if such assets had a tax basis equal to their value at the time of the 2007 Offerings.

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

Cash Flows Analysis

Operating Activities. Net cash from operating activities was $(31.9) million and $325.1 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in net cash from operating activities was primarily due to lower incentive income in 2011 compared to 2010. Incentive income is generally collected from our funds and paid out as dividends and distributions during the first quarter of the following year. Additionally, net cash from operating activities also declined due to the investment activities of the consolidated funds, as these entities are investment companies for GAAP purposes, and therefore their investment-related cash flows are classified within operating activities. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders. In both periods, net cash flows from operating activities also included the collection of current-year management fees, less interest expense and other cash operating expenses.

Investing Activities. There were no significant changes in the net cash used in investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.

Financing Activities. Net cash from financing activities was $33.1 million and $(281.7) million for the three months ended March 31, 2012 and 2011, respectively. The increase in net cash from financing activities was primarily due to the decline in distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units, as well as a decline in dividends paid to our Class A Shareholders. We paid dividends of $5.6 million and $68.6 million, respectively, to our Class A Shareholders and distributions to our executive managing directors and the Ziffs of $14.9 million and $260.3 million, respectively, on their Och-Ziff Operating Group A Units. These decreases were primarily due to lower incentive income in 2011 compared to 2010. Incentive income is generally collected from our funds and paid out as dividends and distributions during the first quarter of the following year. The increase in net cash from financing activities was also driven by an increase in capital contributions by fund investors into the consolidated funds (noncontrolling interests). Cash flows from financing activities include contributions from and distributions to the fund investors in our consolidated funds.

Contractual Obligations

There have been no significant changes to our contractual obligations reported in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

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

Fair Value of Investments

The valuation of investments held by our funds is the most critical estimate made by management impacting our results. Pursuant to specialized accounting for investment companies under GAAP, investments held by the Och-Ziff funds are carried at their estimated fair values. The valuation of investments held by our funds has a significant impact on our results, as our management fees and incentive income are determined based on the fair value of these investments.

GAAP prioritizes the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of assets and liabilities and the specific characteristics of the assets and liabilities. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value.

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Fair value is determined using quoted prices that are available in active markets for identical assets or liabilities. The types of assets and liabilities that would generally be included in this category are certain listed equities, sovereign debt of developed nations and listed derivatives.

•

Level II – Fair value is determined using quotations received from dealers making a market for these assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing vendors (“independent pricing services”), the use of models, or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. Consideration is given to the nature of the broker quotes (e.g., indicative or executable). Assets and liabilities for which executable broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level II. The types of assets and liabilities that would generally be included in this category include certain corporate bonds, certain credit default swap contracts, certain bank debt securities, less liquid and restricted equity securities, forward contracts and certain over-the-counter (“OTC”) derivatives.

•

Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value for assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. The types of assets and liabilities that would generally be included in this category include equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt securities, certain OTC derivatives, residential and commercial mortgage-backed securities, collateralized debt obligations and other asset-backed securities.

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

As of March 31, 2012, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 45% within Level I; approximately 20% within Level II; and approximately 35% within Level III. As of December 31, 2011, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 20% within Level II; and approximately 32% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

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

We have established an internal control infrastructure over the valuation of financial instruments that requires ongoing independent oversight by our Financial Control Group as well as periodic audits by our Internal Audit Group. These management control functions are segregated from the trading and investing functions. We have also established a Valuation Committee, comprised of non-investment professionals, that is responsible for overseeing and monitoring the pricing of our funds’ investments and performing periodic due diligence reviews of independent pricing services. The Valuation Committee may obtain input from investment professionals for consideration in carrying out their responsibilities.

We employ resources to help ensure that the Financial Control and Internal Audit Groups are able to function at an appropriate quality level. We consider the segregation of duties within our internal control infrastructure. Specifically, the Financial Control Group is responsible for establishing and monitoring compliance with valuation policies. Our Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an independent assessment of the design and effectiveness of controls over our operations, regulatory compliance, valuation of financial instruments and reporting, as well as reporting compliance with these controls to our Audit Committee. Additionally, our Internal Audit Group meets with management periodically to evaluate and provide guidance on the existing risk framework and control environment assessments. Within our trading and investing functions, we have established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources and fair valuation hierarchy coding within our financial reporting system. The appropriate internal and external resources with technical expertise and product, market and industry knowledge, perform independent verification of prices, profit and loss review, and validation of the models used in our valuation process.

The analysis used in measuring the fair value of financial instruments is generally related to the level of observable pricing inputs. For Level III inputs that are less observable, to the extent possible, procedures have been established to discuss the valuation methodology, including pricing techniques, with senior management of the trading and investing functions, to compare the inputs to observable inputs for similar positions, to review subsequent secondary market activities and to perform comparisons of actual versus projected cash flows. We review a daily profit and loss report, as well as other periodic reports, and analyze material changes from period-to-period in the valuation of investments. We also perform back testing on a regular basis by comparing prices observed in executed transactions to previous valuations. Pricing services may be used regularly to verify that our internal valuations are reasonable.

As of March 31, 2012, the only assets and liabilities carried at fair value in our consolidated balance sheet were the investment holdings of the consolidated Och-Ziff funds. The majority of the investments held by the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests in our consolidated balance sheet). The following table presents our net economic exposure to these Level III investments:

March 31, 2012
(dollars in thousands)
Level III assets and liabilities (net) of consolidated Och-Ziff funds	$883,967
Less: Level III assets and liabilities (net) for which we do not bear economic exposure	(880,694)

Net Economic Exposure to Level III Assets and Liabilities (net)	$3,273

Impact of Fair Value Measurement on Our Results. A 10% change in the estimate of fair value of the investments held by our funds would have the following effects on our results:

	Hedge Funds	Real Estate and Certain Other Funds
Management fees	Generally, a 10% change in the period subsequent to the change in fair value, as management fees are charged based on the assets under management at the beginning of the period.	None, as management fees are generally charged based on committed capital during the original investment period and invested capital thereafter.

Incentive income	Generally, an immediate 10% impact if the change in fair value continues at the end of the measurement period, at which time incentive income is recognized, and assuming no high-water marks in effect.	None, as incentive income is recognized based on realized profits and when no longer subject to clawback.

As management fees are generally charged based on the fair value of assets under management subject to fees at the beginning of the period, a 10% change in the fair value of the investments held by the Och-Ziff funds as of April 1, 2012 would impact our annual management fees by approximately $12.0 million.

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of the relationship of the holders of variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, such as redemptions by all unaffiliated investors in any fund and modifications to fund organization documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Additionally, management continually reconsiders whether we are a variable interest entity’s primary beneficiary who would consolidate such entity.

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

Substantially all of our deferred income tax assets relate to the goodwill and other intangible assets deductible for tax purposes by Och-Ziff Corp that arose in connection with the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings, subsequent exchanges of Och-Ziff Operating Group A Units for Class A Shares and subsequent payments to our executive managing directors and the Ziffs made under the tax receivable agreement, in addition to any related net operating loss carryforward. In accordance with relevant provisions of the Internal Revenue Code, we expect to take these goodwill and other intangible deductions over the

15-year period following the 2007 Offerings and the additional 20-year loss carryforward period available to us. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.

Och-Ziff Corp generated taxable income of $25.0 million in the first three months of 2012 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 11-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported net losses on a GAAP basis, and expect to continue to report a GAAP net loss on an annual basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. As of March 31, 2012, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets. As of March 31, 2012, we had $147.7 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $136.6 million of net operating losses available to offset future taxable income for state and $127.0 million for local income tax purposes that will expire between 2028 and 2032.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $29.5 billion as of April 1, 2012, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred income tax assets related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our executive managing directors and the Ziffs under the tax receivable agreement equal to approximately 77% of such amount; therefore, our net loss allocated to Class A Shareholders would only be impacted by 23% of any valuation allowance recorded against the deferred income tax assets.

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

Based on the analysis set forth above, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward, as of March 31, 2012. We have, however, determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $6.6 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to GAAP that went into effect during the first quarter of 2012 is expected to have an impact on our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

None of the changes to GAAP that are not yet effective is expected to have an impact on our future trends.

Economic Income Reconciliations

The following tables present the reconciliations of Economic Income to our GAAP net loss allocated to Class A Shareholders for the periods presented in this management’s discussion and analysis of financial condition and results of operations:

	Three Months Ended March 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(123,196)	$452	$(122,744)
Reorganization expenses	398,416	—	398,416
Net loss allocated to the Och-Ziff Operating Group A Units	(236,408)	—	(236,408)
Equity-based compensation	17,788	20	17,808
Income taxes	14,404	—	14,404
Depreciation and amortization	2,171	187	2,358
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	1,280	—	1,280
Other	946	(166)	780

Economic Income—Non-GAAP	$75,401	$493	$75,894

	Three Months Ended March 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(95,589)	$125	$(95,464)
Reorganization expenses	405,855	—	405,855
Net loss allocated to the Och-Ziff Operating Group A Units	(276,988)	—	(276,988)
Equity-based compensation	31,929	1,569	33,498
Income taxes	8,986	(360)	8,626
Depreciation and amortization	2,290	184	2,474
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	1,689	—	1,689
Other	887	(87)	800

Economic Income—Non-GAAP	$79,059	$1,431	$80,490

Economic Income Revenues

The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this management’s discussion and analysis of financial condition and results of operations:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$119,695	$2,387	$122,082	$117,060	$4,286	$121,346
Adjustment to management fees(1)	(4,202)	—	(4,202)	(3,373)	—	(3,373)

Management fees—Economic Income Basis—Non-GAAP	115,493	2,387	117,880	113,687	4,286	117,973
Incentive income(2)	1,221	—	1,221	6,966	—	6,966
Other revenues(2)	264	100	364	302	56	358

Total Economic Income Revenues—Non-GAAP	$116,978	$2,487	$119,465	$120,955	$4,342	$125,297

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.
(2)	These items are presented on a GAAP basis, accordingly no adjustments to or reconciliations of these items are presented.

Economic Income Expenses

The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this management’s discussion and analysis of financial condition and results of operations:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$39,874	$996	$40,870	$56,881	$2,324	$59,205
Adjustment to compensation and benefits(1)	(20,131)	(20)	(20,151)	(34,454)	(1,569)	(36,023)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$19,743	$976	$20,719	$22,427	$755	$23,182

Interest expense and general, administrative and other expenses—GAAP	$29,453	$738	$30,191	$25,688	$1,465	$27,153
Adjustment to interest expense and general, administrative and other expenses—GAAP(2)	(7,457)	(187)	(7,644)	(6,050)	(184)	(6,234)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$21,996	$551	$22,547	$19,638	$1,281	$20,919

(1)	Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. Additionally, the full amount of deferred cash compensation and expenses related to compensation arrangements based on annual investment performance is recognized on the date it is determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on the our performance in the year of the award.
(2)	Adjustment to exclude depreciation, amortization and changes in the tax receivable agreement liability, as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Other Economic Income Items

The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this management’s discussion and analysis of financial condition and results of operations:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures—GAAP	$205	$(111)	$94	$230	$(54)	$176
Adjustment to net gains (losses) on joint ventures(1)	(43)	—	(43)	(61)	—	(61)

Net Gains (Losses) on Joint Ventures(2)	$162	$(111)	$51	$169	$(54)	$115

Net income (loss) allocated to noncontrolling interests—GAAP	$(214,891)	$53,700	$(161,191)	$(271,896)	$9,616	$(262,280)
Adjustment to net income (loss) allocated to noncontrolling interests(3)	214,891	(53,344)	161,547	271,896	(8,795)	263,101

Net Income Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP(4)	$—	$356	$356	$—	$821	$821

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains (losses) to be reflective of our operating performance.
(2)	Represents the net gains (losses) on joint ventures established to expand certain of our private investments platforms.
(3)	Adjustment to exclude amounts allocated to the executive managing directors and the Ziffs on their interests in the Och-Ziff Operating Group, as management reviews operating performance at the Och-Ziff Operating Group level. We conduct substantially all of our activities through the Och-Ziff Operating Group. Additionally, the impact of the consolidated Och-Ziff funds, including the allocation of earnings (losses) to investors in those funds, is also removed.
(4)	Represents the residual interests in the domestic real estate management business not owned by us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment manager for the Och-Ziff funds, and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income.

Fair value of the financial assets and liabilities of the Och-Ziff funds may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. The fair value changes in the assets and liabilities of the Och-Ziff funds affect the management fees and incentive income we may earn from the funds.

With regards to the consolidated Och-Ziff funds, the net effect of these fair value changes primarily impacts the net gains (losses) of consolidated Och-Ziff funds in our consolidated statements of comprehensive loss; however, substantially all of these fair value changes are absorbed by the investors of these funds (i.e., noncontrolling interests).

Impact on Management Fees

Management fees for our hedge funds are generally based on the net asset value of those funds. Accordingly, management fees will generally change in proportion to changes in the fair value of investments held by our funds. Management fees for our real estate funds and certain other funds are generally based on committed capital during the original investment period and invested capital thereafter; therefore, management fees are not impacted by changes in the fair value of investments held by those funds.

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our hedge funds and committed or invested capital for our real estate and certain other funds. A 10% change in the fair value of the investments held by our funds as of March 31, 2012 would result in a change of approximately $2.8 billion in our assets under management. A 10% change in the fair value of the investments held by our funds as of December 31, 2011 would have resulted in a change of approximately $2.7 billion in our assets under management.

A 10% change in the fair value of the investments held by our funds as of April 1, 2012 (the date management fees are calculated for the following quarter), would impact our annual management fees by approximately $12.0 million. A 10% change in the fair value of the investments held by our funds as of January 1, 2012, would have impacted our annual management fees by approximately $11.4 million.

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

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of March 31, 2012 and December 31, 2011, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of March 31, 2012, our annual interest expense would increase or decrease by approximately $50 thousand. For every increase or decrease of 10% in LIBOR as of December 31, 2011, our annual interest expense would have increased or decreased by approximately $118 thousand.

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of March 31, 2012 and December 31, 2011, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net loss allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by the regulatory agencies globally that have or may in the future have regulatory authority over us and our business activities. This has resulted in or may in the future result in regulatory agency investigations, litigation and subpoenas. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business” in our Annual Report.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as of February 27, 2012.

10.2	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of February 27, 2012.

10.3	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of February 27, 2012.

10.4	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as of December 13, 2011.

10.5	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of December 13, 2011.

10.6	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of December 13, 2011.

10.7	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as of June 22, 2011.

10.8	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of June 22, 2011.

10.9	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of June 22, 2011.

10.10	Amendment to the Securities Purchase and Investment Agreement and the Registration Rights Agreement, by and among Och-Ziff Capital Management Group LLC, Dubai Holding Investments Group Limited, Dubai International Capital LLC, DIC Sahir Limited, DIC Hungary Korlátolt Felelősségű Tárasaság and DIC Poland z.o.o., dated as of February 16, 2012.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2012

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director