Form 10-Q
period 2012-06-30
Och-Ziff Capital Management Group LLC
filed 2012-08-02
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 25, 2012, there were 141,618,443 Class A Shares and 274,286,008 Class B Shares outstanding.

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

Forward-Looking Statements

Some of the statements under “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I — Item 3. Quantitative and Qualitative Disclosures About Market Risk,” and “Part II — Item 1A. Risk Factors” and elsewhere in this quarterly report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” that reflect our current views with respect to, among other things, future events and financial performance. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” “opportunity,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve,” “see,” “think,” “position” or the negative version of those words or other comparable words.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Assets
Cash and cash equivalents	$171,207	$149,011
Income and fees receivable	37,017	74,640
Due from related parties	2,036	2,135
Deferred income tax assets	951,045	965,520
Other assets, net	72,169	79,840
Assets of consolidated Och-Ziff funds:
Investments, at fair value	1,083,345	729,152
Other assets of Och-Ziff funds	23,360	43,805

Total Assets	$2,340,179	$2,044,103

Liabilities and Shareholders’ Equity
Liabilities
Due to related parties	$764,276	$759,056
Debt obligations	389,990	383,685
Compensation payable	7,681	107,384
Other liabilities	74,768	58,510
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	140,925	101,563
Other liabilities of Och-Ziff funds	42,924	1,540

Total Liabilities	$1,420,564	$1,411,738

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 141,538,557 and 139,341,965 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 274,286,008 shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Paid-in capital	2,686,861	2,419,287
Accumulated deficit	(3,035,650)	(2,776,374)
Accumulated other comprehensive loss	—	(49)

Shareholders’ deficit attributable to Class A Shareholders	(348,789)	(357,136)
Shareholders’ equity attributable to noncontrolling interests	1,268,404	989,501

Total Shareholders’ Equity	$919,615	$632,365

Total Liabilities and Shareholders’ Equity	$2,340,179	$2,044,103

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Revenues
Management fees	$127,492	$128,344	$249,574	$249,690
Incentive income	18,414	6,867	19,635	13,833
Other revenues	220	678	584	1,036
Income of consolidated Och-Ziff funds	32,296	11,396	49,553	21,134

Total Revenues	178,422	147,285	319,346	285,693

Expenses
Compensation and benefits	41,321	61,243	82,191	120,448
Reorganization expenses	398,416	399,312	796,832	805,167
Interest expense	1,212	1,843	2,455	3,891
General, administrative and other	32,252	27,319	61,200	52,424
Expenses of consolidated Och-Ziff funds	2,939	2,480	5,051	3,930

Total Expenses	476,140	492,197	947,729	985,860

Other Income
Net gains (losses) on investments in Och-Ziff funds and joint ventures	(382)	36	(288)	212
Change in deferred income of consolidated Och-Ziff funds	(7,055)	(649)	(22,427)	(2,975)
Net gains of consolidated Och-Ziff funds	8,864	2,912	85,276	11,199

Total Other Income	1,427	2,299	62,561	8,436

Loss Before Income Taxes	(296,291)	(342,613)	(565,822)	(691,731)
Income taxes	12,491	9,413	26,895	18,039

Consolidated Net Loss	(308,782)	(352,026)	(592,717)	(709,770)

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustment	192	1	229	19

Total Comprehensive Loss	$(308,590)	$(352,025)	$(592,488)	$(709,751)

Allocation of Consolidated Net Loss
Class A Shareholders	$(116,242)	$(93,362)	$(238,986)	$(188,826)
Noncontrolling interests	(192,540)	(258,664)	(353,731)	(520,944)

	$(308,782)	$(352,026)	$(592,717)	$(709,770)

Allocation of Total Comprehensive Loss
Class A Shareholders	$(116,205)	$(93,361)	$(238,937)	$(188,821)
Noncontrolling interests	(192,385)	(258,664)	(353,551)	(520,930)

	$(308,590)	$(352,025)	$(592,488)	$(709,751)

Net Loss Per Class A Share
Basic and Diluted	$(0.82)	$(0.96)	$(1.69)	$(1.94)

Weighted-Average Class A Shares Outstanding
Basic and Diluted	141,722,881	97,705,327	141,308,533	97,261,490

Dividends Paid per Class A Share	$0.10	$0.13	$0.14	$0.84

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
					Foreign Currency Translation Adjustment
					(dollars in thousands)
As of December 31, 2011	139,341,965	274,286,008	$2,419,287	$(2,776,374)	$(49)	$(357,136)	$989,501	$632,365
Capital contributions	—	—	—	—	—	—	202,197	202,197
Capital distributions	—	—	—	—	—	—	(132,624)	(132,624)
Cash dividends declared on Class A Shares	—	—	—	(19,589)	—	(19,589)	—	(19,589)
Dividend equivalents on Class A restricted share units	—	—	701	(701)	—	—	(a)	—
Equity-based compensation	641,094	—	10,111	—	—	10,111	21,881	31,992
Och-Ziff Operating Group A Units exchanged for Class A Shares	1,555,498	—	289	—	—	289	641	930
Impact of amortization of Reorganization charges on capital	—	—	256,473	—	—	256,473	540,359	796,832
Total comprehensive loss	—	—	—	(238,986)	49	(238,937)	(353,551)	(592,488)

As of June 30, 2012	141,538,557	274,286,008	$2,686,861	$(3,035,650)	$—	$(348,789)	$1,268,404	$919,615

(a)	The dividend equivalents on Class A restricted share units impacted noncontrolling interests by increasing the paid-in capital component and increasing the accumulated deficit component of noncontrolling interests each by $1.5 million.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2012	2011
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(592,717)	$(709,770)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Reorganization expenses	796,832	805,167
Amortization of equity-based compensation	34,075	69,303
Depreciation and amortization	4,679	4,864
Deferred income taxes	20,674	9,372
Operating cash flows due to changes in:
Income and fees receivable	37,623	437,284
Due from related parties	99	(1,110)
Other assets, net	4,561	5,047
Assets of consolidated Och-Ziff funds	(333,748)	(161,081)
Due to related parties	(51)	(937)
Compensation payable	(99,703)	(135,187)
Other liabilities	16,675	(8,186)
Liabilities of consolidated Och-Ziff funds	80,685	38,186

Net Cash Provided by (Used in) Operating Activities	(30,316)	352,952

Cash Flows from Investing Activities
Investments in joint ventures	(2,351)	(1,140)
Return of investments in joint ventures	1,324	—
Repayment of loan to joint venture partners	—	1,750
Purchases of fixed assets	(312)	(1,088)

Net Cash Used in Investing Activities	(1,339)	(478)

Cash Flows from Financing Activities
Proceeds from Delayed Draw Term Loan	384,500	—
Repayments of debt obligations	(378,195)	(4,406)
Contributions from noncontrolling interests	202,259	141,298
Distributions to noncontrolling interests	(132,624)	(351,874)
Distribution of deferred balances and related taxes to Mr. Och	—	(1,583)
Dividends on Class A Shares	(19,589)	(81,211)
Withholding taxes paid on vested Class A restricted share units	(2,083)	(3,656)
Principal payments under capital lease obligations	(417)	(422)

Net Cash Provided by (Used in) Financing Activities	53,851	(301,854)

Net Change in Cash and Cash Equivalents	22,196	50,620
Cash and Cash Equivalents, Beginning of Period	149,011	117,577

Cash and Cash Equivalents, End of Period	$171,207	$168,197

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$2,102	$3,466
Income taxes	$8,124	$13,010
Non-cash transactions:
Capital lease additions	$—	$2,471

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

1.	OVERVIEW

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Beijing and Mumbai. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue diverse investment opportunities globally. The Och-Ziff funds seek to generate consistent, positive, absolute returns across market cycles, generally with low volatility compared to the equity markets.

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

The Company’s Other Operations are primarily comprised of its real estate business, which provides asset management services to its real estate funds. The businesses included in the Company’s Other Operations do not meet the thresholds of reportable business segments under U.S. generally accepted accounting principles (“GAAP”).

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

JUNE 30, 2012

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present the components of net income, the components of other comprehensive income and the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, the entity is required to present items that are reclassified between net income and other comprehensive income on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment eliminates the option to present the components of other comprehensive income solely within the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to defer the effective date for the requirement to present reclassification of items out of other comprehensive income on the face of the income statement. Because of the deferral, entities would continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before adoption of ASU 2011-05. The requirements of ASU 2011-05 and the deferral provided in ASU 2011-12 were effective for the Company beginning in the first quarter of 2012. The adoption of ASU 2011-05 did not have any impact on the Company’s financial position or results of operations, as ASU 2011-05 only changes the presentation of other comprehensive income and total comprehensive income. No changes were made to the existing guidance regarding which items are reported in other comprehensive income.

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

JUNE 30, 2012

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

As of June 30, 2012, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 32.4%. Increases in the Company’s interest in the Och-Ziff Operating Group were driven by the issuance of Class A Shares in the November 2011 public offering of 33,333,333 Class A Shares (the “2011 Offering”). Additionally, the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares and the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”), also increased the Company’s interest in the Och-Ziff Operating Group since the IPO. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchanges of Och-Ziff Operating Group A Units and vesting of RSUs.

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

•

Level II — Fair value is determined using quotations received from dealers making a market for these assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing services, the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. Consideration is given to the nature of the broker quotes (e.g., indicative or executable). Assets and liabilities for which executable broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level II. The types of assets and liabilities that would generally be included in this category are certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt securities, less liquid and restricted equity securities, forward contracts and certain over-the-counter (“OTC”) derivatives.

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

JUNE 30, 2012

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

Fair Value Measurements Categorized within the Fair Value Hierarchy

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy:

	As of June 30, 2012
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$440,824	$—	$440,824
Residential mortgage backed securities	46	—	177,236	—	177,282
Energy and natural resources limited partnerships	—	—	141,172	—	141,172
Collateralized debt obligations	—	—	132,212	—	132,212
Commercial mortgage backed securities	—	—	49,047	—	49,047
Commercial real estate debt securities	—	—	46,469	—	46,469
Investment in affiliated credit fund	—	—	33,707	—	33,707
Preferred stock	—	—	29,964	—	29,964
United States government obligations	25,529	—	—	—	25,529
Other investments	28	28	7,113	(30)	7,139

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$25,603	$28	$1,057,744	$(30)	$1,083,345

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$844	$190	$2,164	$(30)	$3,168

	As of December 31, 2011
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$352,218	$—	$352,218
Residential mortgage backed securities	291	—	147,426	—	147,717
Energy and natural resources limited partnerships	—	—	100,827	—	100,827
Collateralized debt obligations	—	—	44,060	—	44,060
Commercial real estate debt securities	—	—	38,240	—	38,240
Commercial mortgage backed securities	—	—	27,256	—	27,256
United States government obligations	15,069	—	—	—	15,069
Other investments	95	361	3,542	(233)	3,765

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$15,455	$361	$713,569	$(233)	$729,152

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$362	$4	$657	$(233)	$790

The Company assumes that any transfers between Level I, Level II or Level III during the period occur at the beginning of the period. For the three and six months ended June 30, 2012 and 2011, there were no transfers between Level I, Level II or Level III assets or liabilities.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

Reconciliation of Fair Value Measurements Categorized within Level III

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended June 30, 2012:

	Balance as of March 31, 2012	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2012
	(dollars in thousands)
Real estate investments	$381,181	$78,890	$(14,096)	$—	$(5,151)	$440,824
Residential mortgage backed securities	151,515	105,701	(79,533)	—	(447)	177,236
Energy and natural resources limited partnerships	135,023	773	—	—	5,376	141,172
Collateralized debt obligations	99,983	44,567	(18,760)	—	6,422	132,212
Commercial mortgage backed securities	36,428	19,981	(7,394)	—	32	49,047
Commercial real estate debt securities	45,053	16,143	(16,175)	—	1,448	46,469
Investment in affiliated credit fund	31,939	1,340	—	—	428	33,707
Preferred stock	—	29,575	—	—	389	29,964
Other investments (including derivatives, net)	2,845	4,205	—	(3,234)	1,133	4,949

Total, at Fair Value	$883,967	$301,175	$(135,958)	$(3,234)	$9,630	$1,055,580

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended June 30, 2011:

	Balance as of March 31, 2011	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2011
	(dollars in thousands)
Real estate investments	$289,008	$18,802	$(9,800)	—	$(2,425)	$295,585
Residential mortgage backed securities	102,309	11,692	(26,286)	—	(1,240)	86,475
Energy and natural resources limited partnerships	50,884	40,627	—	—	(1,243)	90,268
Collateralized debt obligations	26,564	14,736	(2,921)	—	(53)	38,326
Commercial mortgage backed securities	18,859	14,246	(5,425)	—	(581)	27,099
Commercial real estate debt securities	29,516	—	(10,074)	—	9,180	28,622
Other investments (including derivatives, net)	1,481	1,589	—	524	197	3,791

Total, at Fair Value	$518,621	$101,692	$(54,506)	$524	$3,835	$570,166

Deferred Balances, at Fair Value	$2,892	$—	$—	$—	$—	$2,892

The following table summarizes the changes in the Company’s Level III assets and liabilities for the six months ended June 30, 2012:

	Balance as of December 31, 2011	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2012
	(dollars in thousands)
Real estate investments	$352,218	$100,058	$(21,337)	$—	$9,885	$440,824
Residential mortgage backed securities	147,426	175,663	(159,220)	—	13,367	177,236
Energy and natural resources limited partnerships	100,827	1,878	(3,777)	—	42,244	141,172
Collateralized debt obligations	44,060	97,149	(23,344)	—	14,347	132,212
Commercial mortgage backed securities	27,256	31,221	(11,098)	—	1,668	49,047
Commercial real estate debt securities	38,240	21,635	(16,197)	—	2,791	46,469
Investment in affiliated credit fund	—	31,525	—	—	2,182	33,707
Preferred stock	—	29,575	—	—	389	29,964
Other investments (including derivatives, net)	2,885	4,205	—	(2,963)	822	4,949

Total, at Fair Value	$712,912	$492,909	$(234,973)	$(2,963)	$87,695	$1,055,580

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

The following table summarizes the changes in the Company’s Level III assets and liabilities for the six months ended June 30, 2011:

	Balance as of December 31, 2010	Investment Purchases	Investment Sales and Collection of Deferred Balances	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2011
	(dollars in thousands)
Real estate investments	$288,444	$24,061	$(17,900)	—	$980	$295,585
Residential mortgage backed securities	40,707	99,914	(53,901)	—	(245)	86,475
Energy and natural resources limited partnerships	49,870	42,729	—	—	(2,331)	90,268
Collateralized debt obligations	10,405	39,550	(13,267)	—	1,638	38,326
Commercial mortgage backed securities	15,604	21,424	(11,755)	—	1,826	27,099
Commercial real estate debt securities	13,516	14,975	(10,074)	—	10,205	28,622
Other investments (including derivatives, net)	478	3,089	(500)	450	274	3,791

Total, at Fair Value	$419,024	$245,742	$(107,397)	$450	$12,347	$570,166

Deferred Balances, at Fair Value	$2,913	$—	$(21)	$—	$—	$2,892

The table below summarizes the net change in unrealized gains (losses) on the Company’s Level III investments held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Real estate investments	$(356)	$(2,425)	$13,782	$4,301
Residential mortgage backed securities	(3,738)	(3,153)	3,852	(4,206)
Energy and natural resources limited partnerships	5,376	(1,243)	41,217	(2,331)
Collateralized debt obligations	(3,909)	(524)	3,205	184
Commercial mortgage backed securities	(165)	(634)	1,453	1,349
Commercial real estate debt securities	(6,283)	4,807	(5,050)	5,832
Investment in affiliated credit fund	(1,057)	—	849	—
Preferred stock	389	—	389	—
Other investments (including derivatives, net)	949	59	739	43

Total	$(8,794)	$(3,113)	$60,436	$5,172

Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III

Real Estate Investments

Real estate investments include equity, preferred equity, mezzanine debt, and participating debt in entities domiciled primarily in the United States. The fair values of these investments are generally based upon discounting the expected cash flows from the investment or a cash flow multiple. In reaching the determination of fair value for investments, the Company considers many factors including, but not limited to, the operating cash flows and financial performance of the real estate investments relative to budgets or projections, property types, geographic locations, the physical condition of the asset, prevailing market capitalization rates, prevailing market discount rates, general economic conditions, economic conditions specific to the market in which the assets are located, the prevailing interest rate environment, the prevailing state of the debt markets, comparable public company trading multiples, independent third-party appraisals, available pricing data on comparable properties in the specific market in which the asset is located, expected exit timing and strategy and any specific rights or terms associated with the investment.

The significant unobservable inputs used in the fair value measurement of the Company’s real estate investments are discount rates, cash flow growth rates, exit capitalization rates, absorption percentage per year, loss factor and inflation factor. Significant increases (decreases) in the discount rates, exit capitalization rates and loss factor in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the cash flow growth rates, absorption percentage per year, inflation factor and cash flow multiple in isolation would result in a significantly higher (lower) fair value measurement.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

Residential and Commercial Mortgage Backed Securities; Collateralized Debt Obligations; Preferred Stock

The fair value of investments in residential and commercial mortgage-backed securities, collateralized debt obligations, other asset-backed securities and preferred stock that do not have readily ascertainable fair values is generally determined using broker quotes, or at cost for recent transactions. If broker quotes are not available or deemed unreliable, fair value may be determined using independent pricing services or cash flow models. Market data is used to the extent that it is observable and considered reliable.

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

Investment in Affiliated Credit Fund

The fair value of the Company’s investment in affiliated credit fund relates to a consolidated feeder fund’s investment into a related master fund. The Company is not an investor of the feeder fund or the master fund. The fair value of this investment is based on the consolidated feeder fund’s proportionate share of the master fund’s net asset value. The master fund invests primarily in credit-related strategies.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Company’s Level III assets and liabilities.

Type of Investment	Fair Value at June 30, 2012 (in thousands)(1)	Valuation Technique	Unobservable Input	Range
Real estate investments	$379,574	Discounted cash flow	Discount rate	8% - 40%
			Cash flow growth rate	0% - 7%
			Capitalization rate	7.7% - 9.5%
			Absorption percentage per year	6% - 13%
			Loss factor	0% - 15%
			Inflation factor	0% - 3%
	61,250	Comparable companies	Cash flow multiple	15.4x

$440,824

Energy and natural resources limited partnerships	$2,020	Discounted cash flow	Discount rate	15%
			Discount to commodity strip prices	0% - 17.5%
			Probability of reserves	0% - 100%
			Discount to differentials	10%

	88,031	Analysis of publicly traded securities held by investee company	Discount for lack of marketability	0% - 20%

	51,121	Recent financings and cash held by investee	n/a	n/a

$141,172
Commercial real estate debt securities	$8,434	Comparable companies	Loan-to-value ratio	50% - 70%
			Revenue growth rate	2% - 6%
			Comparability adjustment	0% - 30%
	38,035	Broker quotes or at cost for recent transactions	n/a	n/a

$46,469

(1)	The remaining Level III investments are valued primarily using broker quotes, at cost for recent transactions or net asset value for the investment in affiliated credit fund.

Valuation Process for Fair Value Measurements Categorized within Level III

The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its Financial Control Group, as well as periodic audits by the Company’s Internal Audit Group. These management control functions are segregated from the trading and investing functions. The Company has also established a Valuation Committee, comprised of non-investment professionals, that is responsible for overseeing and monitoring the pricing of the funds’ investments and performing periodic due diligence reviews of independent pricing services. The Valuation Committee may obtain input from investment professionals for consideration in carrying out its responsibilities.

The Company employs resources to help ensure that its Financial Control and Internal Audit Groups are able to function at an appropriate quality level. The Company considers the segregation of duties within its internal control infrastructure. Specifically, the Financial Control Group is responsible for establishing and monitoring compliance with valuation policies. The Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an independent assessment of the design and effectiveness of controls over the Company’s operations, regulatory compliance, valuation of financial instruments and reporting, as well as reporting compliance with these controls to the Company’s Audit Committee. Additionally, the Internal Audit Group meets with management periodically to evaluate and provide guidance on the existing risk framework and control environment assessments. Within the trading and investing functions, the Company has established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources and fair value hierarchy coding within the financial reporting system.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

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

Fair Value of Other Financial Instruments

Management estimates that the fair value of the Delayed Draw Term Loan (as defined in Note 7) was approximately 89% of its carrying value as of June 30, 2012, based on an analysis of comparable issuers. Management believes that the carrying values of all other financial instruments presented in the consolidated balance sheets approximate their fair value generally due to their short-term nature and generally negligible credit risk. These fair value measurements would be categorized as Level III within the fair value hierarchy.

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

The Company’s involvement with funds that are VIEs that are not consolidated is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $26.1 billion and $25.6 billion as of June 30, 2012 and December 31, 2011, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from the VIEs. As of June 30, 2012 and December 31, 2011, the only assets related to these variable interests related to income and fees receivable of $28.1 million and $45.6 million, respectively.

In addition, the Company holds variable interests in certain joint ventures that are VIEs. The Company’s exposure to loss for these joint ventures is limited to its investments in these entities, which totaled $5.6 million and $4.8 million as of June 30, 2012 and December 31, 2011, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

The following table presents the assets and liabilities of funds that are VIEs and consolidated by the Company:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$449,667	$313,345
Other assets of Och-Ziff funds	5,289	9,321

Total Assets	$454,956	$322,666

Liabilities
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	$59,673	$57,763
Other liabilities of Och-Ziff funds	13,208	909

Total Liabilities	$72,881	$58,672

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

6.	OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,325	20,325
Computer hardware and software	19,536	21,125
Furniture, fixtures and equipment	2,724	2,814
Accumulated depreciation and amortization	(42,587)	(40,272)

Fixed assets, net	22,598	26,592
Goodwill	22,691	22,691
Prepaid expenses	6,823	9,878
Investments in joint ventures	5,574	4,848
Refundable security deposits	5,177	5,165
Intangible assets, net	3,236	3,609
Current income tax receivable	2,979	3,467
Investments in Och-Ziff funds	594	552
Other	2,497	3,038

Total Other Assets, Net	$72,169	$79,840

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Deferred income of consolidated Och-Ziff funds	$49,162	$26,735
Deferred rent credit	14,149	14,538
Accrued expenses	9,403	12,009
Obligation under capital leases	1,226	1,643
Current income taxes payable	268	2,720
Other	560	865

Total Other Liabilities	$74,768	$58,510

7.	DEBT OBLIGATIONS

The following table presents the Company’s indebtedness outstanding as reported in its consolidated balance sheets:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Delayed Draw Term Loan	$389,990	$6,484
2007 Term Loan	—	366,519
Aircraft loan	—	10,682

Total Debt Obligations	$389,990	$383,685

The following table presents the Company’s scheduled principal repayments and maturities for its indebtedness outstanding as of June 30, 2012:

Principal Repayments
(dollars in thousands)
Remainder of 2012	$1,948
2013	3,866
2014	3,827
2015	3,789
2016	376,560

Total Principal Repayments	$389,990

In June 2012, the Company refinanced the indebtedness outstanding under its term loan entered into in connection with the 2007 Offerings ( the “2007 Term Loan”), as well as the indebtedness outstanding under its aircraft loan. These refinancings were funded through a borrowing under a delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”). A $6.5 million borrowing under the facility was made in November 2011 to fund a portion of the 2007 Term Loan repurchased and retired in connection with the 2011 Offering that was not funded by the net proceeds from the offering. An additional $384.5 million borrowing was made in June 2012 to refinance the remaining indebtedness outstanding under the 2007 Term Loan and the indebtedness outstanding under the aircraft loan.

Borrowings under the Delayed Draw Term Loan are payable in quarterly installments equal to 0.25% of the amount outstanding on the last day of each quarter, and the balance will be payable upon maturity on November 23, 2016. Any amounts borrowed under the facility and subsequently repaid may not be re-borrowed. Amounts borrowed bear interest at a rate of LIBOR plus 1.50%, or a base rate plus 0.50%, and are secured by a first priority lien on substantially all assets of the Och-Ziff Operating Group.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the credit agreement) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of June 30, 2012, the Company was in compliance with these covenants.

The Delayed Draw Term Loan includes provisions that restrict or limit the ability of the Och-Ziff Operating Group from:

•	Incurring further secured indebtedness or issuing certain equity interests.

•	Creating liens.

•	Paying dividends in excess of free cash flow (as defined below) or making certain other payments.

•	Merging, consolidating, selling or otherwise disposing of all or part of its assets.

•	Engaging in certain transactions with shareholders or affiliates.

•	Engaging in a substantially different line of business.

•	Amending its organizational documents in a manner materially adverse to the lenders.

The Delayed Draw Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio (as defined in the credit agreement) of 4.0 to 1.0 and no default or event of default has occurred and is continuing. As of June 30, 2012, the Och-Ziff Operating Group had not incurred any unsecured indebtedness. The Company will not be permitted to make distributions from the Och-Ziff Operating Group to its Class A Shareholders or the holders of Och-Ziff Operating Group A Units if it is in default under the Delayed Draw Term Loan.

The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains (or losses) on investments and dividends and interest from investments. As of June 30, 2012, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

8.	GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Occupancy and equipment	$7,043	$7,001	$13,751	$14,102
Professional services	6,813	5,829	11,630	10,806
Information processing and communications	5,189	4,140	9,885	8,185
Business development	2,733	2,352	4,715	4,101
Insurance	1,912	1,776	3,819	3,512
Other expenses	8,539	6,178	17,451	11,563

	32,229	27,276	61,251	52,269
Changes in tax receivable agreement liability	23	43	(51)	155

Total General, Administrative and Other	$32,252	$27,319	$61,200	$52,424

9.	INCOME TAXES

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

The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of -4.2% and -2.7% for the three months ended June 30, 2012 and 2011, respectively, and -4.8% and -2.6% for the six months ended June 30, 2012 and 2011, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the executive managing directors’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

As of June 30, 2012 and December 31, 2011, the Company was not required to establish a liability for uncertain tax positions.

10.	NET LOSS PER CLASS A SHARE

Basic net loss per Class A Share is computed by dividing the net loss allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended June 30, 2012 and 2011, the Company included RSUs of 952,982 and 857,821, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted net loss per Class A Share. For the six months ended June 30, 2012 and 2011, the Company included RSUs of 1,059,747 and 917,866, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted net loss per Class A Share.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

The following tables present the computation of basic and diluted net loss per Class A Share:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
Three Months Ended June 30, 2012	(dollars in thousands, except per share amounts)
Basic	$(116,242)	141,722,881	$(0.82)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		295,742,476
Class A Restricted Share Units	—	—		8,553,594

Diluted	$(116,242)	141,722,881	$(0.82)

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
Three Months Ended June 30, 2011	(dollars in thousands, except per share amounts)
Basic	$(93,362)	97,705,327	$(0.96)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		300,872,397
Class A Restricted Share Units	—	—		13,077,759

Diluted	$(93,362)	97,705,327	$(0.96)

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
Six Months Ended June 30, 2012	(dollars in thousands, except per share amounts)
Basic	$(238,986)	141,308,533	$(1.69)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		295,742,476
Class A Restricted Share Units	—	—		8,553,594

Diluted	$(238,986)	141,308,533	$(1.69)

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
Six Months Ended June 30, 2011	(dollars in thousands, except per share amounts)
Basic	$(188,826)	97,261,490	$(1.94)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		300,872,397
Class A Restricted Share Units	—	—		13,077,759

Diluted	$(188,826)	97,261,490	$(1.94)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

11.	RELATED PARTY TRANSACTIONS

Due to Related Parties

Amounts due to related parties relate to future payments owed to the Company’s executive managing directors and the Ziffs under the tax receivable agreement. As further discussed in Note 12, the Company entered into an agreement with the executive managing directors and the Ziffs, whereby the Company would pay them a portion of any tax savings resulting from the purchase of Och-Ziff Operating Group A Units at the time of the 2007 Offerings or as a result of any subsequent exchanges of their interests for Class A Shares.

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

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$6,346	$7,034	$12,401	$12,753
Incentive income	$591	$970	$638	$1,343
Fees waived on investments held by related parties:
Management fees	$3,303	$3,473	$6,449	$6,818

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the three months ended June 30, 2012 and 2011, the Company charged Mr. Och $80 thousand and $433 thousand, respectively, based on market rates for his personal use of the aircraft. For the six months ended June 30, 2012 and 2011, the Company charged Mr. Och $210 thousand and $563 thousand, respectively, for his personal use of the aircraft.

12.	COMMITMENTS AND CONTINGENCIES

Tax Receivable Agreement

The purchase of Och-Ziff Operating Group A Units from the executive managing directors and the Ziffs with the proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Och-Ziff Operating Group A Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the tangible and intangible assets of the Och-

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

Ziff Operating Group that would not otherwise have been available. As a result, the Company expects that its future tax liability will be reduced. Pursuant to the tax receivable agreement entered into among the Company, the executive managing directors and the Ziffs, the Company has agreed to pay to the executive managing directors and the Ziffs 85% of the amount of tax savings, if any, actually realized by the Company.

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

In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by such former executive managing directors was contributed to the Och-Ziff Operating Group. As a result, the Company now expects to pay to the remaining executive managing directors and the Ziffs approximately 77% (from 85% at the time of the 2007 Offerings) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that the Company actually realizes as a result of the increases in tax basis.

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

Litigation

From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject to extensive scrutiny by regulatory agencies globally that have or may in the future have regulatory authority over the Company and its business activities. This has resulted or may in the future result in regulatory agency investigations, litigation and subpoenas and costs related to each. The Company is currently not subject to any pending judicial, administrative or arbitration proceedings that are expected to have a material impact on the Company’s consolidated financial statements.

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

JUNE 30, 2012

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

The Och-Ziff Funds segment is currently the Company’s only reportable segment and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The Och-Ziff Funds segment provides asset management services to the Company’s funds. The Company’s Other Operations are primarily comprised of its real estate business, which provides asset management services to the Company’s real estate funds.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

Och-Ziff Funds Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$139,493	$127,996	$256,471	$248,951
Economic Income	$93,248	$84,453	$168,649	$163,512

Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Economic Income Revenues - Och-Ziff Funds segment	$139,493	$127,996	$256,471	$248,951
Adjustment to management fees(1)	4,271	3,018	8,473	6,391
Other Operations revenues	2,362	4,875	4,849	9,217
Income of consolidated Och-Ziff funds	32,296	11,396	49,553	21,134

Total Consolidated Revenues	$178,422	$147,285	$319,346	$285,693

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

Reconciliation of Och-Ziff Funds Economic Income to Net Loss Allocated to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Economic Income - Och-Ziff Funds segment	$93,248	$84,453	$168,649	$163,512
Reorganization expenses	(398,416)	(399,312)	(796,832)	(805,167)
Net Loss Allocated to the Och-Ziff Operating Group A Units	222,241	269,652	458,649	546,640
Equity-based compensation	(16,267)	(35,805)	(34,075)	(69,303)
Income taxes	(12,491)	(9,413)	(26,895)	(18,039)
Depreciation and amortization	(2,321)	(2,390)	(4,679)	(4,864)
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	(1,685)	(1,535)	(2,965)	(3,224)
Other Operations	727	1,944	1,220	3,375
Other adjustments	(1,278)	(956)	(2,058)	(1,756)

Net Loss Allocated to Class A Shareholders	$(116,242)	$(93,362)	$(238,986)	$(188,826)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2012

14.	SUBSEQUENT EVENTS

In August 2012, upon the recommendation and approval of the Compensation Committee of the Company’s Board of Directors (the “Board”), the Board approved The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan (the “PIP”) in order to retain and further motivate its executive managing directors, including those executive managing directors who were limited partners of the Och-Ziff Operating Group entities at the time of the Company’s IPO (collectively, the “Pre-IPO Partners”) as described in more detail below.

Transfer Restrictions

In August 2012, the Company’s executive managing directors approved new transfer restrictions that will generally limit the executive managing directors’ ability to transfer or exchange their Och-Ziff Operating Group A Units over a five-year period commencing in 2013. In consideration of the executive managing directors becoming subject to these transfer restrictions and reflective of the Pre-IPO Partners’ commitment to the Company, the Board adopted the PIP.

Summary of the Partner Incentive Plan

Under the terms of the PIP, participating Pre-IPO Partners (the “Eligible Pre-IPO Partners”) will be eligible to receive grants of discretionary annual performance awards (“Performance Awards”), which may be satisfied in Och-Ziff Operating Group D Units (“Performance Unit Awards”) and may also be satisfied in cash (“Performance Cash Awards”). All Performance Awards will be conditionally granted subject to compliance with each participating executive managing director’s non-compete obligations under the Och-Ziff Operating Group Limited Partnership Agreements and related agreements, and may be clawed back pursuant to the terms of the PIP. Mr. Daniel S. Och has determined not to participate in the PIP and will continue to participate in the Company’s profits solely through distributions made in respect of his existing equity ownership stake.

Whether any Performance Awards are made in a particular year, and the amount of any such awards, shall be determined by the Compensation Committee of the Board in its sole discretion, based on recommendations from Mr. Och for such year pursuant to the terms of the PIP. If an Eligible Pre-IPO Partner ceases, for any reason, to be a limited partner of the Och-Ziff Operating Group entities prior to the end of any year, such Eligible Pre-IPO Partner will not be eligible to receive any Performance Awards with respect to such year or any subsequent year.

If one of the Eligible Pre-IPO Partners currently on the Partner Management Committee ceases to be a limited partner of the Och-Ziff Operating Group entities, the amounts of cash and Och-Ziff Operating Group D Units that such Eligible Pre-IPO Partner would otherwise have been able to receive shall not be available for reallocation to the remaining Eligible Pre-IPO Partners. As a result, the maximum aggregate amounts of cash and Och-Ziff Operating Group D Units that are available for Performance Cash Awards and Performance Unit Awards as described below shall be reduced accordingly. If one of the Eligible Pre-IPO Partners not currently on the Partner Management Committee ceases to be a limited partner of the Och-Ziff Operating Group entities for any reason, the amounts of cash and Och-Ziff Operating Group D Units that such Eligible Pre-IPO Partner would otherwise have been eligible to receive shall be available for reallocation to the remaining Eligible Pre-IPO Partners not currently on the Partner Management Committee.

Performance Units Awards

The Eligible Pre-IPO Partners may be granted, collectively, an aggregate of up to 3,628,907 Och-Ziff Operating Group D Units each year over a five-year period commencing in 2013. Any such awards of Och-Ziff Operating Group D Units will be made pursuant to the Och-Ziff Capital Management Group LLC Amended and Restated 2007 Equity Incentive Plan or a successor plan.

Och-Ziff Operating Group D Units are not considered equity for GAAP purposes, and therefore distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive loss. Och-Ziff Operating Group D Units receive distributions on a pro rata basis with the Och-Ziff Operating Group A Units, which are held by the executive managing directors and the Ziffs, and the Och-Ziff Operating Group B Units, which are held by the Company’s intermediate holding companies. As discussed in the Company’s Annual Report, an Och-Ziff Operating Group D Unit automatically converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes.

Performance Cash Awards

The Eligible Pre-IPO Partners, collectively, may also be eligible to receive discretionary annual cash awards if the Company earns incentive income in the relevant year. For each year during the five-year period commencing in 2013, an amount equal to up to 10% of the incentive income earned by the Och-Ziff Operating Group during such year, not to exceed $52.4 million, will be available for discretionary cash awards to be distributed to the Eligible Pre-IPO Partners.

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

Overview

Our Business

We are one of the largest institutional alternative asset managers in the world, with approximately $30.3 billion in assets under management as of August 1, 2012. We provide asset management services globally through our hedge funds and other alternative investment vehicles. Our funds seek to generate consistent, positive, absolute returns across market cycles, with low volatility compared to the equity markets. We have always limited our use of leverage to generate investment performance with an emphasis on preservation of capital. Our assets under management are generally invested on a multi-strategy basis, across multiple geographies, although certain of our funds are focused on specific sectors, strategies and geographies. Our primary investment strategies are convertible and derivative arbitrage, corporate credit, long/short equity special situations, merger arbitrage, private investments and structured credit. Our fund investors value our funds’ consistent performance history, our global investing expertise, and our diverse investment strategies, combined with our strong focus on risk management and sustaining a robust operational infrastructure.

Overview of Our 2012 Second Quarter Results

As of June 30, 2012, our assets under management were $29.9 billion, compared with $29.8 billion as of June 30, 2011. The year-over-year increase was driven by performance-related appreciation of $218.0 million, partially offset by capital net outflows of $57.8 million. Institutional investors continue to indicate a strong interest in allocating to hedge funds as they seek to enhance returns and reduce volatility. However, capital inflows to the hedge fund industry slowed during the second quarter of this year as concerns about the ongoing issues in Europe, as well as a weaker economic backdrop in the U.S. and China continued to weigh on near-term investor confidence.

For the second quarter of 2012, we reported a GAAP net loss allocated to Class A Shareholders of $116.2 million, compared to a net loss of $93.4 million for the second quarter of 2011, and $239.0 million for the first half of 2012, compared to a net loss of $188.8 million for the first half of 2011. The GAAP net losses primarily resulted from non-cash Reorganization expenses associated with our 2007 Offerings of $398.4 million and $399.3 million for the three months ended June 30, 2012 and 2011, respectively, and $796.8 million and $805.2 million for the six months ended June 30, 2012 and 2011, respectively.

We reported Economic Income for the Company1 of $94.0 million for the second quarter of 2012, compared to $86.4 million for the second quarter of 2011, and $169.9 million for the first half of 2012, compared to $166.9 million for the first half of 2011. The increase for both periods was driven by an increase in incentive income and a decrease in compensation and benefits expenses, partially offset by an increase in non-compensation expenses and a decrease in management fees. For a discussion of these drivers, please see “—Economic Income Analysis.”

Refinancing of 2007 Term Loan and Aircraft Loan

In June 2012, we refinanced the indebtedness outstanding under the term loan entered into in connection with the 2007 Offerings (the “2007 Term Loan”), as well as the indebtedness outstanding under our aircraft loan. A $384.5 million borrowing under a delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”) was used to fund these refinancings, with the balance being used for general corporate purposes. See “—Liquidity and Capital Resources” for additional information.

[1]	Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, see “—Economic Income Analysis.”

Overview of 2012 Second Quarter Fund Performance

During the 2012 second quarter, we continued to deliver strong absolute returns for our fund investors, with approximately 11% of the volatility of the S&P 500 Index on a weighted-average basis for our four main funds. Our investment performance reflected our ability to protect investor capital in the difficult and often volatile market conditions that characterized May and June. Our performance was a function of our consistent and disciplined approach to investing and actively managing risk with limited use of leverage. We adjusted our exposures in response to weaker macroeconomic conditions globally. We increased cash in the OZ Master Fund in the second quarter to approximately 7% as of July 1, 2012, from 0% on April 1, 2012, and reallocated capital to those asset classes that offered more compelling investment opportunities, principally in credit and equities.

During the second quarter of 2012, the OZ Master Fund generated a net return of +0.2%, the OZ Europe Master Fund a net return of -1.4%, the OZ Asia Master Fund a net return of -3.4% and the OZ Global Special Investments Master Fund a net return of -0.1%1.

During the first half of 2012, the OZ Master Fund generated a net return of +4.9%, the OZ Europe Master Fund a net return of +3.4%, the OZ Asia Master Fund a net return of +2.3% and the OZ Global Special Investments Master Fund a net return of +5.0%. For the 2012 first half, performance was driven primarily by structured credit, corporate credit and long/short equity special situations strategies.

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

Financial Market Environment

Our ability to successfully generate consistent, positive, absolute returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each investment strategy may be materially affected by conditions in the financial markets, and by global economic and business conditions.

The second quarter of 2012 was characterized by increased market volatility and heightened investor concerns about the ongoing European sovereign debt crisis and slowing global economic growth. While the Greek elections and the European leaders’ summit in the second half of June lifted markets globally and resulted in improved investor sentiment, the gains achieved in the global equity markets during the 2012 first quarter were eliminated. Global equity indices posted negative returns for the quarter, while volatility reached a six-month high in early June.

U.S. corporate credit markets also experienced increased volatility during the second quarter as a variety of technical and fundamental factors weighed on credit spreads. However, U.S. high-yield bonds and leveraged loans generated positive returns during the period. European credit markets experienced high levels of volatility due to increased economic weakness and renewed uncertainty about issues in Greece and Spain. The European primary markets showed very little activity for new high-yield and leveraged loans. The Asian credit markets were strong, despite higher levels of intra-quarter volatility, and were positively impacted by more accommodative monetary conditions in China.

Capital Flow Environment

Capital inflows to the hedge fund industry slowed sharply in the 2012 second quarter from the 2012 first quarter and year-ago levels, and were the weakest since the 2011 fourth quarter when flows were essentially flat. We believe this was attributable to declining investor confidence, as the sovereign debt crisis in Europe persisted and economic conditions weakened globally.

However, institutional investors continue to indicate a strong interest in allocation to hedge funds as they seek to enhance their investment returns. Despite a more difficult environment for flows in the second quarter, we remain confident that capital allocations to the hedge fund industry will increase as markets stabilize globally.

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

Information with respect to our assets under management throughout this report, including the tables set forth in this discussion and analysis, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. As of June 30, 2012, approximately 9% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 32% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation.

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

Summary of Changes in Assets Under Management

The table below presents the changes to our assets under management and our weighted-average assets under management for the respective period. Weighted-average assets under management exclude the impact of second quarter investment performance for the periods presented, as these amounts do not impact management fees calculated for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Balance-beginning of period	$30,116,849	$29,030,215	$28,766,340	$27,934,696
Net flows	(185,516)	774,697	(248,651)	925,633
Appreciation (Depreciation)	(3,603)	(37,350)	1,410,041	907,233

Balance-end of period	$29,927,730	$29,767,562	$29,927,730	$29,767,562

Weighted-average assets under management	$29,763,232	$29,420,746	$29,164,976	$28,668,682

In the first half of 2012, our funds experienced performance-related appreciation of $1.4 billion and capital net outflows of $248.7 million, which were comprised of $1.4 billion of gross inflows and $1.7 billion of gross outflows. Direct allocations from pension funds continue to be the largest driver of our inflows, while redemptions from fund-of-funds were the largest driver of our outflows. We continue to have an active dialog with current and prospective fund investors globally. While the broader market and industry backdrop affects the amount and timing of flows, interest in both our hedge funds and dedicated credit platforms remains strong.

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

Assets Under Management by Fund

	June 30,
	2012	2011
	(dollars in thousands)
OZ Master Fund	$20,807,573	$20,716,749
OZ Europe Master Fund	2,057,464	2,675,954
OZ Asia Master Fund	1,577,092	1,658,295
OZ Global Special Investments Master Fund	1,020,931	1,088,882
Other(1)	4,464,670	3,627,682

Total	$29,927,730	$29,767,562

(1)	Includes real estate funds, credit funds and other alternative investment vehicles we manage.

OZ Master Fund

The $90.8 million year-over-year increase in assets under management for the OZ Master Fund was driven by capital net inflows in the second half of 2011, as well as positive investment performance during the fourth quarter of 2011 and first half of 2012. These increases were partially offset by performance-related depreciation in the third quarter of 2011, as well as capital net outflows experienced in the first half of 2012.

OZ Europe Master Fund

The $618.5 million year-over-year decrease in assets under management for the OZ Europe Master Fund was driven by capital net outflows experienced in the second half of 2011 and the first half of 2012, and performance-related depreciation in the second half of 2011 and the second quarter of 2012. These decreases were partially offset by positive investment performance in the first quarter of 2012.

OZ Asia Master Fund

The $81.2 million year-over-year decrease in assets under management for the OZ Asia Master Fund was driven by performance-related depreciation in the second half of 2011 and the second quarter of 2012, as well as capital net outflows experienced in the first half of 2012. These increases were partially offset by capital net inflows in the second half of 2011, as well as positive investment performance during the first quarter of 2012.

OZ Global Special Investments Master Fund

The $68.0 million year-over-year decrease in the assets under management for the OZ Global Special Investments Master Fund was driven by capital net outflows in the second half of 2011 and the first half of 2012, and performance-related depreciation in the third quarter of 2011 and second quarter of 2012, partially offset by positive investment performance in the fourth quarter of 2011 and the first quarter of 2012.

Other

The $837.0 million year-over-year increase in the assets under management in our other funds was primarily due to the growth in our dedicated credit platforms, several of which were launched in 2011 and early 2012. These platforms generally have a lower management fee rate and longer lock-ups, but still maintain a 20% incentive income structure. The remaining growth came from various other alternative investment vehicles we formed to meet the needs of our fund investors.

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

	Net Return for the Three Months Ended June 30,		Net Return for the Six Months Ended June 30,
	2012	2011	2012	2011
OZ Master Fund	0.2%	0.0%	4.9%	3.3%
OZ Europe Master Fund	-1.4%	-1.6%	3.4%	1.9%
OZ Asia Master Fund	-3.4%	-0.1%	2.3%	1.3%
OZ Global Special Investments Master Fund	-0.1%	1.8%	5.0%	6.5%

OZ Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Master Fund’s return before management fees and incentive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Convertible and Derivative Arbitrage	30%	5%	7%	10%
Corporate Credit	39%	37%	23%	21%
Long/Short Equity Special Situations	-118%	59%	25%	27%
Merger Arbitrage	17%	-27%	3%	3%
Private Investments	-1%	2%	3%	4%
Structured Credit	136%	41%	40%	37%
Other	-3%	-17%	-1%	-2%

Total	100%	100%	100%	100%

OZ Europe Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Europe Master Fund’s return before management fees and incentive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Convertible and Derivative Arbitrage	-17%	3%	3%	15%
Corporate Credit	-6%	-30%	35%	42%
Long/Short Equity Special Situations	84%	66%	35%	-5%
Merger Arbitrage	-33%	-10%	7%	12%
Private Investments	117%	37%	-22%	20%
Structured Credit	-49%	16%	43%	31%
Other	4%	18%	-1%	-15%

Total	100%	100%	100%	100%

OZ Asia Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Asia Master Fund’s return before management fees and incentive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Convertible and Derivative Arbitrage	-2%	-24%	14%	13%
Corporate Credit	-17%	30%	40%	30%
Long/Short Equity Special Situations	92%	-22%	59%	16%
Merger Arbitrage	1%	51%	-4%	5%
Private Investments	20%	130%	-6%	58%
Other	6%	-65%	-3%	-22%

Total	100%	100%	100%	100%

OZ Global Special Investments Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Global Special Investments Master Fund’s return before management fees and incentive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Corporate Credit	141%	14%	13%	8%
Long/Short Equity Special Situations	-190%	4%	12%	9%
Merger Arbitrage	18%	-3%	1%	1%
Private Investments	-105%	80%	23%	39%
Structured Credit	239%	12%	53%	48%
Other	-3%	-7%	-2%	-5%

Total	100%	100%	100%	100%

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

Management Fees. Management fees typically range from 1.5% to 2.5% annually of assets under management in our hedge funds. In our real estate funds and credit funds, management fees typically range from 0.75% to 1.5% based on the amount of capital committed to these platforms by our fund investors. Our average management fee rate is approximately 1.7%. This average rate takes into account the effect of non-fee paying assets under management, as well as our dedicated credit platforms and other alternative investment vehicles. Management fees are generally calculated and paid to us on a quarterly basis at the beginning of the quarter, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions.

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

The performance measurement periods with respect to approximately 20.1% of our assets under management as of June 30, 2012 are longer than one year. Approximately 42% of these assets are in the OZ Master Fund and subject to three-year performance measurement periods. The three-year performance measurement period with respect to approximately 53% of these assets will begin to expire in 2012, virtually all in the fourth quarter. Incentive income related to assets subject to three-year performance measurement periods is generally not earned until the end of the three-year period and is based on the cumulative performance over the three-year period. The remaining assets under management with performance measurement periods longer than one year are related to our real estate funds, credit funds and certain other alternative investment vehicles we manage. Incentive income related to these funds is generally not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these assets, as well as those with three-year performance measurement periods, is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark.

Income of Consolidated Och-Ziff Funds. Revenues recorded as income of consolidated Och-Ziff funds consist of interest income, dividend income and other miscellaneous items.

Expenses

Our operating expenses consist of the following:

•

Compensation and Benefits. Compensation and benefits is comprised of salaries, benefits, payroll taxes, discretionary and guaranteed cash bonus expense and equity-based compensation, primarily in the form of RSUs and Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising the majority of total compensation and benefits. These cash bonuses are funded by total annual revenues, which are significantly influenced by the incentive income we earn for the year. Annual discretionary cash bonuses in a year with no significant high-water marks in effect are generally determined and expensed in the fourth quarter each year.

•

Interest Expense. Amounts included within interest expense relate primarily to interest expense on our Delayed Draw Term Loan, which is a LIBOR-based, variable-rate borrowing. The LIBOR interest rate on our Delayed Draw Term Loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. Prior to the repayment of our 2007 Term Loan and aircraft loan in June 2012, interest expense also included interest on those borrowings.

•

General, Administrative and Other. General, administrative and other expenses are related to occupancy and equipment, professional services, information processing and communications, business development, insurance, changes in our tax receivable agreement liability and other miscellaneous expenses.

In addition, the following expenses also impact our GAAP results:

Reorganization Expenses. Prior to the 2007 Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization.” As part of the Reorganization, interests in the Och-Ziff Operating Group held by our executive managing directors and the Ziffs were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash Reorganization expenses. These expenses are generally being amortized through 2012 on a straight-line basis over a five-year vesting period following the 2007 Offerings. Assuming no material forfeitures or reallocations, the estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our executive managing directors are expected to be approximately $600.1 million for the remainder of 2012.

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

•

Change in Deferred Income of Consolidated Och-Ziff Funds. Incentive income allocations from funds that we consolidate are recognized through a greater share of these funds’ net earnings being allocated to us, and a correspondingly reduced share of these earnings allocated to investors in the funds (noncontrolling interests). To the extent we are allocated incentive income by a consolidated fund that could be subject to repayment in the event of future losses, we defer the recognition of our share of income through change in deferred income of consolidated Och-Ziff funds in the consolidated statements of comprehensive loss and record a corresponding liability within other liabilities in the consolidated balance sheets. The liability is reversed and recognized in earnings when these amounts are no longer subject to repayment.

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

Net Loss Allocated to Noncontrolling Interests

Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of: (i) Och-Ziff Operating Group A Units held by our executive managing directors and the Ziffs; and (ii) fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in net income (loss) allocated to the Och-Ziff Operating Group A Units are driven by the earnings or losses of the Och-Ziff Operating Group. Increases or decreases in the net income (loss) allocated to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings or losses of those funds.

Results of Operations

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Management fees	$127,492	$128,344	$249,574	$249,690
Incentive income	18,414	6,867	19,635	13,833
Other revenues	220	678	584	1,036
Income of consolidated Och-Ziff funds	32,296	11,396	49,553	21,134

Total Revenues	$178,422	$147,285	$319,346	$285,693

Total revenues for the quarter-to-date period increased $31.1 million primarily due to the following:

•

A $20.9 million increase in income of consolidated Och-Ziff funds. The majority of this income is allocated to noncontrolling interests, as we only have minimal ownership interest, if any, in each of these funds. A portion of this income may be allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•

An $11.5 million increase in incentive income driven primarily by $11.3 million of incentive income recognized in the second quarter of 2012 related to assets under management subject to three-year performance measurement periods.

Total revenues for the year-to-date period increased $33.7 million primarily due to the following:

•

A $28.4 million increase in income of consolidated Och-Ziff funds. The majority of this income is allocated to noncontrolling interests, as we only have minimal ownership interest, if any, in each of these funds. A portion of this income may be allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•

A $5.8 million increase in incentive income driven by $11.3 million of incentive income recognized in the second quarter of 2012 related to assets under management subject to three-year performance measurement periods. Partially offsetting this increase was a $6.0 million decrease related to tax distributions taken in 2011 that did not recur in 2012.

Our average management fee rate remained at approximately 1.7% in the second quarter of 2012 and 2011.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Compensation and benefits	$41,321	$61,243	$82,191	$120,448
Reorganization expenses	398,416	399,312	796,832	805,167
Interest expense	1,212	1,843	2,455	3,891
General, administrative and other	32,252	27,319	61,200	52,424

Expenses of consolidated Och-Ziff funds	2,939	2,480	5,051	3,930

Total Expenses	$476,140	$492,197	$947,729	$985,860

Total expenses for the quarter-to-date period decreased by $16.1 million primarily due to the following:

•

A $19.9 million decrease in compensation and benefits primarily due to the following: (i) a $19.5 million decrease in equity-based compensation expenses primarily due to the vesting of a large number of RSUs in November 2011. These RSUs were mostly granted in connection with our IPO and were subject to a four-year vesting period; (ii) a $2.3 million decrease in bonus expense driven by lower guaranteed bonus accruals; and (iii) a $1.1 million offsetting increase in salaries and benefits due in part to the increase in our worldwide headcount from 421 as of June 30, 2011 to 448 as of June 30, 2012.

•

A $4.9 million offsetting increase in general, administrative and other expenses primarily due to a $1.4 million increase in recurring placement and related service fees and a $1.0 million increase in information processing and communication costs. The remaining increase was driven by a net increase in other miscellaneous expenses.

Total expenses for the year-to-date period decreased by $38.1 million primarily due to the following:

•

A $38.3 million decrease in compensation and benefits primarily due to the following: (i) a $35.2 million decrease in equity-based compensation expenses primarily due to the vesting of a large number of RSUs in November 2011. These RSUs were mostly granted in connection with our IPO and were subject to a four-year vesting period; (ii) a $6.9 million decrease in bonus expense driven by lower guaranteed bonus accruals; and (iii) a $2.9 million offsetting increase in salaries and benefits due in part to the increase in our worldwide headcount as discussed above.

•

An $8.3 million decrease in Reorganization expenses primarily due to lower amortization of Och-Ziff Operating Group A Units that were forfeited by former executive managing directors and subsequently reallocated to the remaining executive managing directors generally at a lower grant-date fair value. Partially offsetting this decrease was a reversal of $6.1 million in the second quarter of 2011 related to the forfeiture of Och-Ziff Operating Group A Units by a former executive managing director.

•

An $8.8 million offsetting increase in general, administrative and other expenses primarily due to a $3.1 million increase in recurring placement and related service fees, a $1.7 million increase in information processing and communication costs and $1.4 million of commitment fees recognized in 2012 related to the undrawn portion of our Delayed Draw Term Loan that were incurred prior to the drawdown made in June 2012. The remaining increase was driven by a net increase in other miscellaneous expenses.

Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	$(382)	$36	$(288)	$212
Change in deferred income of consolidated Och-Ziff funds	(7,055)	(649)	(22,427)	(2,975)
Net gains of consolidated Och-Ziff funds	8,864	2,912	85,276	11,199

Total Other Income	$1,427	$2,299	$62,561	$8,436

Total other income for the quarter-to-date period decreased by $872 thousand primarily due to the following:

•

A $6.4 million decrease in other income resulting from the change in deferred income of consolidated funds. This change was driven by the increase in income and net gains of consolidated Och-Ziff funds discussed above. We defer our incentive income allocation from these funds until the performance measurement period ends and any incentive income allocated to us is no longer subject to repayment.

•

A $6.0 million offsetting increase in net gains of consolidated Och-Ziff funds. The majority of these net gains are allocated to noncontrolling interests, as we only have minimal ownership interest, if any, in each of these funds. A portion of these net gains is allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

Total other income for the year-to-date period increased by $54.1 million primarily due to the following:

•

A $74.1 million increase in net gains of consolidated Och-Ziff funds. The majority of these net gains are allocated to noncontrolling interests, as we only have minimal ownership interest, if any, in each of these funds. A portion of these net gains is allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•

A $19.5 million decrease in other income resulting from the change in deferred income of consolidated funds. This change was driven by the increase in income and net gains of consolidated Och-Ziff funds discussed above. We defer our incentive income allocation from these funds until the performance measurement period ends and any incentive income allocated to us is no longer subject to repayment.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Income taxes	$12,491	$9,413	$26,895	$18,039

Income tax expense increased by $3.1 million for the quarter-to-date period and $8.9 million for the year-to-date period. The increase in both periods was primarily due to higher profitability and an increase in ownership in the Och-Ziff Operating Group, resulting in an increase in income tax expense of $3.1 million and $5.6 million for the quarter- and year-to-date periods, respectively. An additional increase of $1.2 million for the quarter-to-date period and $3.1 million for the year-to-date period was driven by lower deferred tax assets related to RSU amortization and write-offs of deferred tax assets relating to the vesting of RSUs. Also contributing to the increase for the year-to-date period was a $1.9 million true-up related to the tax treatment of prior net gains on early retirement of debt. These increases were partially offset by a decrease of $1.3 million and $2.2 million for the quarter- and year-to-date periods, respectively, due to lower foreign income taxes.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of -4.2% and -2.7% for the three months ended June 30, 2012 and 2011, respectively, compared to an effective tax rate of -4.8% and -2.6% for the six months ended June 30, 2012 and 2011, respectively.

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

As of and for the three and six months ended June 30, 2012 and 2011, we were not required to establish a liability for uncertain tax positions.

Net Loss Allocated to Noncontrolling Interests

The following table presents the components of the net loss allocated to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(222,241)	$(269,652)	$(458,649)	$(546,640)
Consolidated Och-Ziff funds	29,333	9,620	104,136	23,482
Other	368	1,368	782	2,214

Total	$(192,540)	$(258,664)	$(353,731)	$(520,944)

The amount of net loss allocated to noncontrolling interests for the quarter-to-date period decreased $66.1 million primarily due to a $47.4 million decrease in the amount of net loss allocated to the Och-Ziff Operating Group A Units and a $19.7 million increase in the amount of net income allocated to the consolidated Och-Ziff funds. The amount of net loss allocated to noncontrolling interests for the year-to-date period decreased $167.2 million primarily due to an $88.0 million decrease in the amount of net loss allocated to the Och-Ziff Operating Group A Units and an $80.7 million increase in the amount of net income allocated to the consolidated Och-Ziff funds.

The decrease in net loss allocated to the Och-Ziff Operating Group A Units was driven by a decrease in the executive managing directors’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units from 75.6% as of June 30, 2011 to 67.6% as of June 30, 2012. As a result, a larger share of losses of the Och-Ziff Operating Group was allocated to us rather than the Och-Ziff Operating Group A Units. Also contributing to the decrease in net loss allocated to the Och-Ziff Operating Group A Units was higher profitability in the Och-Ziff Operating Group driven by lower operating expenses and higher incentive income as discussed above. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net income (loss) in future periods as income (losses) of the Och-Ziff Operating Group are allocated to these interests. The increases in net income allocated to the consolidated Och-Ziff funds was driven primarily by the increase in income and net gains of consolidated Och-Ziff funds discussed above.

Net Loss Allocated to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders	$(116,242)	$(93,362)	$(238,986)	$(188,826)

The amount of net loss allocated to Class A Shareholders increased by $22.9 million for the quarter-to-date period and $50.2 million for the year-to-date period, primarily due to an increase in our ownership interest in the Och-Ziff Operating Group. The increase in ownership interest was driven by the 2011 Offering, the issuance of Class A Shares for vested RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result, a larger share of the losses of the Och-Ziff Operating Group was allocated to us. Partially offsetting the increase in net loss allocated to Class A Shareholders was higher profitability in the Och-Ziff Operating Group driven by lower operating expenses and higher incentive income as discussed above.

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

We conduct substantially all of our operations through our only reportable segment under GAAP, the Och-Ziff Funds segment, which provides asset management services to our hedge funds and other alternative investment vehicles. Other Operations are primarily comprised of our real estate business, which provides asset management services to our real estate funds.

Economic Income Revenues (Non-GAAP)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$120,862	$2,359	$123,221	$120,539	$4,787	$125,326
Incentive Income	18,414	—	18,414	6,867	—	6,867
Other revenues	217	3	220	590	88	678

Total Economic Income Revenues	$139,493	$2,362	$141,855	$127,996	$4,875	$132,871

Economic Income revenues for the quarter-to-date period increased $9.0 million due to an $11.5 million increase in incentive income, partially offset by a $2.1 million decrease in management fees. The increase in incentive income was driven primarily by $11.3 million of incentive income recognized in the Och-Ziff Funds segment during the second quarter of 2012 related to assets under management subject to three-year performance measurement periods. The decrease in management fees was primarily due to a $2.4 million decrease in Other Operations, which was driven by a catch-up in the second quarter of 2011 for additional investors in our second domestic real estate fund. These investors were charged management fees retroactively to the initial closing of the fund.

Our average management fee rate remained at approximately 1.7% in the second quarter of 2012 and 2011.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$236,355	$4,746	$241,101	$234,226	$9,073	$243,299
Incentive Income	19,635	—	19,635	13,833	—	13,833
Other revenues	481	103	584	892	144	1,036

Total Economic Income Revenues	$256,471	$4,849	$261,320	$248,951	$9,217	$258,168

Economic Income revenues for the year-to-date period increased $3.2 million due to increases of $5.8 million in incentive income, partially offset by a $2.2 million decrease in management fees. The increase in incentive income was driven by $11.3 million of incentive income recognized in the second quarter of 2012 related to assets under management subject to three-year performance measurement periods. Partially offsetting this increase was a $6.0 million decrease related to tax distributions taken in 2011 that did not recur in 2012. The decrease in management fees was due to a $4.3 million decrease in Other Operations, which was driven by a catch-up in the first half of 2011 for additional investors in our second domestic real estate fund. These investors were charged management fees retroactively to the initial closing of the fund. These decreases were partially offset by a $2.1 million increase in management fees in the Och-Ziff Funds segment.

Economic Income Expenses (Non-GAAP)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$21,058	$941	$21,999	$22,245	$1,081	$23,326
Non-compensation expenses	24,804	375	25,179	21,333	890	22,223

Total Economic Income Expenses	$45,862	$1,316	$47,178	$43,578	$1,971	$45,549

Economic Income expenses for the quarter-to-date period increased $1.6 million primarily due to the following:

•

A $3.0 million increase in non-compensation expenses, as a $3.6 million increase in general, administrative and other expenses, primarily in the Och-Ziff Funds segment, was partially offset by a $631 thousand decrease in interest expense. The ratio of non-compensation expenses to management fees increased from 18% in the second quarter of 2011 to 20% in the second quarter of 2012 as non-compensation expenses increased year-over-year while management fees decreased.

•

A $1.3 million decrease in compensation and benefits, primarily in the Och-Ziff Funds segment, which was driven by a $2.5 million decrease in bonus expense, partially offset by an increase of $1.1 million in salaries and benefits. The decline in bonus expense was primarily due to lower guaranteed bonus accruals. The increase in salaries and benefits was due in part to the increase in our worldwide headcount from 421 as of June 30, 2011 to 448 as of June 30, 2012. The ratio of salaries and benefits to management fees increased from 15% in the second quarter of 2011 to 16% in the second quarter of 2012 as salaries and benefits increased year-over-year while management fees decreased.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$40,801	$1,917	$42,718	$44,672	$1,836	$46,508
Non-compensation expenses	46,800	926	47,726	40,971	2,171	43,142

Total Economic Income Expenses	$87,601	$2,843	$90,444	$85,643	$4,007	$89,650

Economic Income expenses for the year-to-date period increased $794 thousand primarily due to the following:

•

A $4.6 million increase in non-compensation expenses, as a $6.0 million increase in general, administrative and other expenses, primarily in the Och-Ziff Funds segment, was partially offset by a $1.4 million decrease in interest expense. The ratio of non-compensation expenses to management fees increased from 18% in the second quarter of 2011 to 20% in the second quarter of 2012 as non-compensation expenses increased year-over-year while management fees decreased.

•

A $3.8 million decrease in compensation and benefits, primarily in the Och-Ziff Funds segment, which was driven by a $6.7 million decrease in bonus expense, partially offset by an increase of $2.9 million in salaries and benefits. The decline in bonus expense was primarily due to lower guaranteed bonus accruals. The increase in salaries and benefits was due in part to the increase in our worldwide headcount. The ratio of salaries and benefits to management fees increased from 15% in the first half of 2011 to 16% in the first half of 2012 as salaries and benefits increased year-over-year while management fees decreased.

Other Economic Income Items (Non-GAAP)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$(383)	$—	$(383)	$35	$(4)	$31
Net income allocated to noncontrolling interests	$—	$(319)	$(319)	$—	$(956)	$(956)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$(221)	$(111)	$(332)	$204	$(58)	$146
Net income allocated to noncontrolling interests	$—	$(675)	$(675)	$—	$(1,777)	$(1,777)

Net gains (losses) on joint ventures represents our share of the net gains (losses) on joint ventures established to expand certain of our private investments platforms. Net income allocated to noncontrolling interests represents the amount of income that was allocated (i.e., a reduction to Economic Income) to residual interests in the domestic real estate management business not owned by us.

Economic Income (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$93,248	$84,453	$168,649	$163,512
Other Operations	727	1,944	1,220	3,375

Total Company	$93,975	$86,397	$169,869	$166,887

Economic Income increased $7.6 million for the quarter-to-date period and $3.0 million for the year-to-date period primarily due to an increase in incentive income and a decrease in compensation and benefits in the Och-Ziff Funds segment, partially offset by an increase in non-compensation expenses in the Och-Ziff Funds segment and a decrease in management fees in Other Operations.

Liquidity and Capital Resources

The working capital needs of our business have historically been met and continue to be met through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds. We currently do not incur any indebtedness to fund our ongoing operations, but we have outstanding indebtedness that was incurred in connection with the refinancing of indebtedness incurred as part of the Reorganization:

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

In June 2012, we refinanced the $364.6 million indebtedness outstanding under the 2007 Term Loan, as well as the $10.7 million indebtedness outstanding under our aircraft loan through a borrowing under the Delayed Draw Term Loan. For borrowings under the Delayed Draw Term Loan, we are required to make quarterly payments equal to 0.25% of the indebtedness outstanding on the last day of each quarter, and the balance will be payable upon maturity on November 23, 2016. We may use cash on hand to repay any borrowings under the Delayed Draw Term Loan in part prior to the maturity date, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of the maturity date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by entering into new credit facilities, which could result in higher borrowing costs, or by raising cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new credit facilities that we may be able to enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted. See “—Debt Obligations” for more information regarding our Delayed Draw Term Loan.

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

Debt Obligations

As discussed above, in June 2012, we refinanced the indebtedness outstanding under our 2007 Term Loan, as well as the indebtedness outstanding under our aircraft loan. A $384.5 million borrowing under the Delayed Draw Term Loan was used to fund these refinancings, with the balance being used for general corporate purposes. A $6.5 million borrowing under the facility was made in November 2011 to fund a portion of the 2007 Term Loan repurchased and retired in connection with the 2011 Offering. As of June 30, 2012, the total indebtedness outstanding under the Delayed Draw Term Loan was $390.0 million.

Borrowings under the Delayed Draw Term Loan are payable in quarterly installments equal to 0.25% of the amount outstanding on the last day of each quarter, and the balance will be payable upon maturity on November 23, 2016. Any amounts borrowed under the facility and subsequently repaid may not be re-borrowed. Amounts borrowed bear interest at a rate of LIBOR plus 1.50%, or a base rate plus 0.50%, and are secured by a first priority lien on substantially all assets of the Och-Ziff Operating Group.

The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the relevant credit agreement) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of June 30, 2012, we were in compliance with these covenants.

The Delayed Draw Term Loan includes provisions that restrict or limit the ability of the Och-Ziff Operating Group from:

•	Incurring further secured indebtedness or issuing certain equity interests.

•	Creating liens.

•	Paying dividends in excess of free cash flow (as defined below) or making certain other payments.

•	Merging, consolidating, selling or otherwise disposing of all or part of its assets.

•	Engaging in certain transactions with shareholders or affiliates.

•	Engaging in a substantially different line of business.

•	Amending its organizational documents in a manner materially adverse to the lenders.

The Delayed Draw Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio (as defined in the relevant credit agreement) of 4.0 to 1.0 and no default or event of default has occurred and is continuing. As of June 30, 2012, the Och-Ziff Operating Group had not incurred any unsecured indebtedness. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A Shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the Delayed Draw Term Loan.

The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains (or losses) on investments and dividends and interest from investments. As of June 30, 2012, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by such former executive managing directors was contributed to the Och-Ziff Operating Group. As a result, we expect to pay to our remaining executive managing directors and the Ziffs approximately 77% (from 85% at the time of the 2007 Offerings) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that we actually realize as a result of such increases in tax basis. To the extent that we do not realize any cash savings, we would not be required to make corresponding payments under the tax receivable agreement.

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

As of June 30, 2012, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $764.3 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A

Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

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

Dividends and Distributions

The following table presents the cash dividends declared on our Class A Shares in 2012 and the related cash distributions to our executive managing directors and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors and the Ziffs (dollars in thousands)
August 20, 2012	August 13, 2012	$0.14	$57,635
May 21, 2012	May 14, 2012	$0.10	$42,686
February 28, 2012	February 21, 2012	$0.04	$15,245

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

The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware limited liability company, Och-Ziff Capital Management Group LLC is not permitted to make distributions if and to the extent that after giving effect to such distributions, its liabilities would exceed the fair value of its assets. We are also not permitted to make distributions if we are in default under our term loan. Our term loan also limits the amount of distributions we can pay to our “free cash flow,” as discussed above. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.

Additionally, RSUs outstanding as of June 30, 2012 accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividends. The dividend equivalents will be paid if and when the related RSUs vest. Our Board of Directors has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We currently withhold shares to satisfy the tax withholding obligations of holders of vested RSUs and dividend equivalents, which results in the use of cash from operations or borrowings to satisfy these tax-withholding payments.

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

Cash Flows Analysis

Operating Activities. Net cash from operating activities was $(30.3) million and $353.0 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in net cash from operating activities was primarily due to lower incentive income in 2011 compared to 2010, as incentive income is generally collected from our funds and paid out as dividends and distributions during the first quarter of the following year. Additionally, net cash from operating activities also declined due to the investment activities of the consolidated funds, as these entities are investment companies for GAAP purposes, and therefore their investment-related cash flows are classified within operating activities. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders. In both periods, net cash flows from operating activities also included the collection of current-year management fees, less interest expense and other cash operating expenses.

Investing Activities. There were no significant changes in the net cash used in investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.

Financing Activities. Net cash from financing activities was $53.8 million and $(301.9) million for the six months ended June 30, 2012 and 2011, respectively. The increase in net cash from financing activities was primarily due to a $384.5 million drawdown under the Delayed Draw Term Loan, which was used primarily to refinance the $364.6 million indebtedness outstanding under the 2007 Term Loan and the $10.7 million indebtedness outstanding under our aircraft loan. The increase in net cash from financing activities was also driven by an increase in capital contributions by fund investors into the consolidated funds (noncontrolling interests). Cash flows from financing activities include contributions from and distributions to the fund investors in our consolidated funds. These increases in net cash from financing activities were partially offset by a decline in distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units, as well as a decline in dividends paid to our Class A Shareholders. We paid dividends to our Class A Shareholders of $19.6 million in the first half of 2012 compared to $81.2 million in the first half of 2011 and paid distributions of $56.5 million compared to $308.2 million in the first half of 2012 and 2011, respectively, to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units. These decreases in dividends and distributions were primarily due to lower incentive income in 2011 compared to 2010. Incentive income is generally collected from our funds and paid out as dividends and distributions during the first quarter of the following year.

Contractual Obligations

In June 2012, we refinanced the indebtedness outstanding under our 2007 Term Loan and our aircraft loan. A $384.5 million borrowing under the Delayed Draw Term Loan was used to fund these refinancings, with the balance being used for general corporate purposes. The table below presents the required principal payments due under the Delayed Draw Term Loan, our only outstanding long-term indebtedness following the refinancing of our 2007 Term Loan and our aircraft loan, as well as expected future interest payments based on the LIBOR rates that were in effect as of June 30, 2012. There have been no other significant changes to the contractual obligations reported in our Annual Report.

	July 2012 - December 2012	2013 - 2014	2015 - 2016	Total
	(dollars in thousands)
Long-term debt	$1,948	$7,693	$380,349	$389,990
Estimated interest on long-term debt based on LIBOR at June 30, 2012	$3,924	$15,293	$14,236	$33,453

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

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

•

Level II – Fair value is determined using quotations received from dealers making a market for these assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing services, the use of models, or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. Consideration is given to the nature of the broker quotes (e.g., indicative or executable). Assets and liabilities for which executable broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level II. The types of assets and liabilities that would generally be included in this category include certain corporate bonds, certain credit default swap contracts, certain bank debt securities, less liquid and restricted equity securities, forward contracts and certain over-the-counter (“OTC”) derivatives.

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

As of June 30, 2012, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 44% within Level I; approximately 19% within Level II; and approximately 37% within Level III. As of December 31, 2011, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 20% within Level II; and approximately 32% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

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

We have established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by our Financial Control Group as well as periodic audits by our Internal Audit Group. These management control functions are segregated from the trading and investing functions. We have also established a Valuation Committee, comprised of non-investment professionals, that is responsible for overseeing and monitoring the pricing of our funds’ investments and performing periodic due diligence reviews of independent pricing services. The Valuation Committee may obtain input from investment professionals for consideration in carrying out their responsibilities.

We employ resources to help ensure that the Financial Control and Internal Audit Groups are able to function at an appropriate quality level. We consider the segregation of duties within our internal control infrastructure. Specifically, the Financial Control Group is responsible for establishing and monitoring compliance with valuation policies. Our Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an independent assessment of the design and effectiveness of controls over our operations, regulatory compliance, valuation of financial instruments and reporting, as well as reporting compliance with these controls to our Audit Committee. Additionally, our Internal Audit Group meets with management periodically to evaluate and provide guidance on the existing risk framework and control environment assessments. Within our trading and investing functions, we have established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources and fair value hierarchy coding within our financial reporting system. The appropriate internal and external resources with technical expertise and product, market and industry knowledge, perform independent verification of prices, profit and loss review, and validation of the models used in our valuation process.

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

As of June 30, 2012, the only assets and liabilities carried at fair value in our consolidated balance sheet were the investment holdings of the consolidated Och-Ziff funds. The majority of the investments held by the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests). The following table presents our net economic exposure to these Level III investments:

June 30, 2012
(dollars in thousands)
Level III assets and liabilities (net) of consolidated Och-Ziff funds	$1,055,580
Less: Level III assets and liabilities (net) for which we do not bear economic exposure	(1,052,214)

Net Economic Exposure to Level III Assets and Liabilities (net)	$3,366

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

Management fees are generally charged based on the fair value of assets under management subject to fees at the beginning of the period. A 10% change in the fair value of the investments held by the Och-Ziff funds as of July 1, 2012 (the date management fees are calculated for the third quarter) would impact our annual management fees by approximately $11.9 million.

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

Och-Ziff Corp generated taxable income of $52.8 million in the first six months of 2012 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 11-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported net losses on a GAAP basis, and expect to continue to report a GAAP net loss on an annual basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. As of June 30, 2012, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $29.3 billion as of July 1, 2012, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

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

As of June 30, 2012, we had $148.3 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $135.1 million of net operating losses available to offset future taxable income for state income tax purposes and $125.5 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of June 30, 2012, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. We have, however, determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $7.4 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to GAAP that went into effect during the first half of 2012 is expected to have an impact on our future trends.

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

Economic Income Reconciliations

The following tables present the reconciliations of Economic Income to our GAAP net loss allocated to Class A Shareholders for the periods presented in this management’s discussion and analysis of financial condition and results of operations:

	Three Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(116,870)	$628	$(116,242)
Reorganization expenses	398,416	—	398,416
Net loss allocated to the Och-Ziff Operating Group A Units	(222,241)	—	(222,241)
Equity-based compensation	16,248	19	16,267
Income taxes	12,483	8	12,491
Depreciation and amortization	2,135	186	2,321
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	1,685	—	1,685
Other	1,392	(114)	1,278

Economic Income—Non-GAAP	$93,248	$727	$93,975

	Three Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(93,579)	$217	$(93,362)
Reorganization expenses	399,312	—	399,312
Net loss allocated to the Och-Ziff Operating Group A Units	(269,652)	—	(269,652)
Equity-based compensation	34,217	1,588	35,805
Income taxes	9,413	—	9,413
Depreciation and amortization	2,203	187	2,390
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	1,535	—	1,535
Other	1,004	(48)	956

Economic Income—Non-GAAP	$84,453	$1,944	$86,397

	Six Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(240,066)	$1,080	$(238,986)
Reorganization expenses	796,832	—	796,832
Net loss allocated to the Och-Ziff Operating Group A Units	(458,649)	—	(458,649)
Equity-based compensation	34,036	39	34,075
Income taxes	26,887	8	26,895
Depreciation and amortization	4,306	373	4,679
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	2,965	—	2,965
Other	2,338	(280)	2,058

Economic Income—Non-GAAP	$168,649	$1,220	$169,869

	Six Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(189,168)	$342	$(188,826)
Reorganization expenses	805,167	—	805,167
Net loss allocated to the Och-Ziff Operating Group A Units	(546,640)	—	(546,640)
Equity-based compensation	66,146	3,157	69,303
Income taxes	18,399	(360)	18,039
Depreciation and amortization	4,493	371	4,864
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	3,224	—	3,224
Other	1,891	(135)	1,756

Economic Income—Non-GAAP	$163,512	$3,375	$166,887

Economic Income Revenues

The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this management’s discussion and analysis of financial condition and results of operations:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$125,133	$2,359	$127,492	$123,557	$4,787	$128,344
Adjustment to management fees(1)	(4,271)	—	(4,271)	(3,018)	—	(3,018)

Management fees—Economic Income Basis—Non-GAAP	120,862	2,359	123,221	120,539	4,787	125,326
Incentive income(2)	18,414	—	18,414	6,867	—	6,867
Other revenues(2)	217	3	220	590	88	678

Total Economic Income Revenues—Non-GAAP	$139,493	$2,362	$141,855	$127,996	$4,875	$132,871

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$244,828	$4,746	$249,574	$240,617	$9,073	$249,690
Adjustment to management fees(1)	(8,473)	—	(8,473)	(6,391)	—	(6,391)

Management fees—Economic Income Basis—Non-GAAP	236,355	4,746	241,101	234,226	9,073	243,299
Incentive income(2)	19,635	—	19,635	13,833	—	13,833
Other revenues(2)	481	103	584	892	144	1,036

Total Economic Income Revenues—Non-GAAP	$256,471	$4,849	$261,320	$248,951	$9,217	$258,168

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.
(2)	These items are presented on a GAAP basis, accordingly no adjustments to or reconciliations of these items are presented.

Economic Income Expenses

The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this management’s discussion and analysis of financial condition and results of operations:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$40,361	$960	$41,321	$58,574	$2,669	$61,243
Adjustment to compensation and benefits(1)	(19,303)	(19)	(19,322)	(36,329)	(1,588)	(37,917)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$21,058	$941	$21,999	$22,245	$1,081	$23,326

Interest expense and general, administrative and other expenses—GAAP(2)	$32,903	$561	$33,464	$28,086	$1,076	$29,162
Adjustment to interest expense and general, administrative and other expenses	(8,099)	(186)	(8,285)	(6,753)	(186)	(6,939)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$24,804	$375	$25,179	$21,333	$890	$22,223

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$80,235	$1,956	$82,191	$115,455	$4,993	$120,448
Adjustment to compensation and benefits(1)	(39,434)	(39)	(39,473)	(70,783)	(3,157)	(73,940)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$40,801	$1,917	$42,718	$44,672	$1,836	$46,508

Interest expense and general, administrative and other expenses—GAAP(2)	$62,356	$1,299	$63,655	$53,774	$2,541	$56,315
Adjustment to interest expense and general, administrative and other expenses	(15,556)	(373)	(15,929)	(12,803)	(370)	(13,173)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$46,800	$926	$47,726	$40,971	$2,171	$43,142

(1)	Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. Additionally, the full amount of deferred cash compensation and expenses related to compensation arrangements based on annual investment performance is recognized on the date it is determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on our performance in the year of the award.
(2)	Adjustment to exclude depreciation, amortization and changes in the tax receivable agreement liability, as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Other Economic Income Items

The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this management’s discussion and analysis of financial condition and results of operations:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures—GAAP	$(382)	$—	$(382)	$40	$(4)	$36
Adjustment to net gains (losses) on joint ventures(1)	(1)	—	(1)	(5)	—	(5)

Net Gains (Losses) on Joint Ventures(2)	$(383)	$—	$(383)	$35	$(4)	$31

Net income (loss) allocated to noncontrolling interests—GAAP	$(209,068)	$16,528	$(192,540)	$(269,187)	$10,523	$(258,664)
Adjustment to net income (loss) allocated to noncontrolling interests(3)	209,068	(16,209)	192,859	269,187	(9,567)	259,620

Net Income Allocated to Noncontrolling Interests— Economic Income Basis—Non-GAAP(4)	$—	$319	$319	$—	$956	$956

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures—GAAP	$(177)	$(111)	$(288)	$270	$(58)	$212
Adjustment to net gains (losses) on joint ventures(1)	(44)	—	(44)	(66)	—	(66)

Net Gains (Losses) on Joint Ventures(2)	$(221)	$(111)	$(332)	$204	$(58)	$146

Net income (loss) allocated to noncontrolling interests—GAAP	$(423,959)	$70,228	$(353,731)	$(541,083)	$20,139	$(520,944)
Adjustment to net income (loss) allocated to noncontrolling interests(3)	423,959	(69,553)	354,406	541,083	(18,362)	522,721

Net Income Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP(4)	$—	$675	$675	$—	$1,777	$1,777

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains (losses) to be reflective of our operating performance.
(2)	Represents the net gains (losses) on joint ventures established to expand certain of our private investments platforms.
(3)	Adjustment to exclude amounts allocated to the executive managing directors and the Ziffs on their interests in the Och-Ziff Operating Group, as management reviews operating performance at the Och-Ziff Operating Group level. We conduct substantially all of our activities through the Och-Ziff Operating Group. Additionally, the impact of the consolidated Och-Ziff funds, including the allocation of earnings (losses) to investors in those funds, is also removed.
(4)	Represents the residual interests in the domestic real estate management business not owned by us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment manager for the Och-Ziff funds, and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income.

Fair value of the financial assets and liabilities of the Och-Ziff funds may fluctuate in response to changes in the value of investments, foreign currency exchange rates, commodity prices and interest rates. The fair value changes in the assets and liabilities of the Och-Ziff funds affect the management fees and incentive income we may earn from the funds.

With regards to the consolidated Och-Ziff funds, the net effect of these fair value changes primarily impacts the net gains (losses) of consolidated Och-Ziff funds in our consolidated statements of comprehensive loss; however, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our hedge funds and committed or invested capital for our real estate and certain other funds. A 10% change in the fair value of the investments held by our funds as of June 30, 2012 would result in a change of approximately $2.8 billion in our assets under management. A 10% change in the fair value of the investments held by our funds as of December 31, 2011 would have resulted in a change of approximately $2.7 billion in our assets under management.

A 10% change in the fair value of the investments held by our funds as of July 1, 2012 (the date management fees are calculated for the third quarter), would impact our annual management fees by approximately $11.9 million. A 10% change in the fair value of the investments held by our funds as of January 1, 2012, would have impacted our annual management fees by approximately $11.4 million.

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

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that, as of June 30, 2012 and December 31, 2011, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our debt obligations bear interest at rates indexed to LIBOR. For every increase or decrease of 10% in LIBOR as of June 30, 2012, our annual interest expense would increase or decrease by approximately $182 thousand. For every increase or decrease of 10% in LIBOR as of December 31, 2011, our annual interest expense would have increased or decreased by approximately $118 thousand.

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of June 30, 2012 and December 31, 2011, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net loss allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have or may in the future have regulatory authority over us and our business activities. This has resulted in or may in the future result in regulatory agency investigations, litigation and subpoenas and costs related to each. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business” in our Annual Report.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2012, we issued 1,555,498 Class A Shares in exchange for an equal number of Och-Ziff Operating Group A Units to the Ziffs. The Och-Ziff Operating Group A Units surrendered by the Ziffs were automatically canceled upon the exchange. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units were pursuant to the terms of the exchange agreement, which was entered into concurrent with our IPO, by and among Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, the executive managing directors and the Ziffs. The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(2) of Securities Act.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On August 1, 2012, we amended and restated our Exchange Agreement by and among the Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners and Class B Shareholders, dated as of November 13, 2007 (as revised, the “Amended Exchange Agreement”) and our Registration Rights Agreement by and among Och-Ziff Capital Management Group LLC and the Och-Ziff Limited Partners, dated as of November 19, 2007 (as revised, the “Amended Registration Rights Agreement”) to impose additional transfer restrictions on our executive managing directors. In connection with these transfer restrictions and in order to retain and further motivate our executive managing directors, we also approved The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan (the “PIP”) on August 1, 2012, as described in more detail in our Current Report on Form 8-K filed August 2, 2012.

Prior to the adoption of the Amended Exchange Agreement, our executive managing directors generally would have been entitled to exchange 75% of their vested Och-Ziff Operating Group A Units for either Class A Shares or cash under our existing Exchange Agreement. Under the Amended Exchange Agreement, for 2013 and 2014 our executive managing directors only will be permitted to exchange up to 10% of their vested Och-Ziff Operating Group A Units per year (determined on a cumulative basis), and only with the prior approval of the Exchange Committee. Thereafter, the Exchange Committee will determine in its sole discretion whether any additional exchanges by our executive managing directors will be permitted, provided that any such additional exchanges or sales generally will not exceed 10% of such executive managing director’s vested Och-Ziff Operating Group A Units per year and resulting Class A Shares (determined on a cumulative basis) through 2017.

        The Amended Registration Rights Agreement entered into with our executive managing directors retains certain demand and piggyback registration rights for Covered Persons, as defined in the Amended Registration Rights Agreement, with respect to the resale of all Class A Shares held by the Covered Persons that are issuable or were issued upon exchange of their Och-Ziff Operating Group A Units, except that the duration of the demand registration provisions have been extended to the end of the first fiscal quarter of 2013 from the fifth anniversary of our IPO (November 2012). In addition to certain demand rights and piggyback registration rights, the Amended Registration Rights Agreement retains the requirement that we file a shelf registration statement covering the resale of all Class A Shares held by the Covered Persons that are issuable or were issued upon exchange of their Och-Ziff Operating Group A Units, except that the shelf registration requirement has been delayed to commence not later than the end of the first fiscal quarter of 2013 as compared to the fifth anniversary of our IPO and the requirement now also may be satisfied by filing a prospectus supplement to our existing shelf registration statement.

The foregoing description of each of the Amended Exchange Agreement and Amended Registration Rights Agreement is a summary and is qualified in its entirety by reference to the Amended Exchange Agreement and Amended Registration Rights Agreement attached hereto as Exhibits 10.1 and 10.2, respectively, and incorporated by reference herein. As a result of the above-described amendments and approval of the PIP, on August 1, 2012, we made a number of limited and related changes to the limited partnership agreements of each of OZ Advisors, OZ Advisors II, and OZ Management, which also are filed herein as Exhibits 10.3, 10.4, and 10.5, respectively.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Amended and Restated Exchange Agreement by and among the Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners and Class B Shareholders, dated as of August 1, 2012.

10.2	First Amended and Restated Registration Rights Agreement by and among Och-Ziff Capital Management Group LLC and the Och-Ziff Limited Partners, dated as of August 1, 2012.

10.3	Amended and Restated Agreement of Limited Partnership of OZ Advisors LP, dated as of August 1, 2012.

10.4	Amended and Restated Agreement of Limited Partnership of OZ Advisors II LP, dated as of August 1, 2012.

10.5	Amended and Restated Agreement of Limited Partnership of OZ Management LP, dated as of August 1, 2012.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2012

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director