Form 10-Q
period 2012-09-30
Och-Ziff Capital Management Group LLC
filed 2012-11-05
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 25, 2012, there were 143,641,257 Class A Shares and 274,286,008 Class B Shares outstanding.

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

Forward-Looking Statements

Some of the statements under “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which we refer to as the “MD&A,” “Part I — Item 3. Quantitative and Qualitative Disclosures About Market Risk,” and “Part II — Item 1A. Risk Factors” and elsewhere in this quarterly report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” that reflect our current views with respect to, among other things, future events and financial performance. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” “opportunity,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve,” “see,” “think,” “position” or the negative version of those words or other comparable words.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Assets
Cash and cash equivalents	$185,333	$149,011
Income and fees receivable	33,439	74,640
Due from related parties	1,806	2,135
Deferred income tax assets	941,350	965,520
Other assets, net	67,157	79,840
Assets of consolidated Och-Ziff funds:
Investments, at fair value	1,381,515	729,152
Other assets of Och-Ziff funds	22,989	43,805

Total Assets	$2,633,589	$2,044,103

Liabilities and Shareholders’ Equity
Liabilities
Due to related parties	$768,244	$759,056
Debt obligations	389,015	383,685
Compensation payable	14,432	107,384
Other liabilities	96,870	58,510
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	170,567	101,563
Other liabilities of Och-Ziff funds	15,262	1,540

Total Liabilities	1,454,390	1,411,738

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 143,480,713 and 139,341,965 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 274,286,008 shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Paid-in capital	2,822,710	2,419,287
Accumulated deficit	(3,183,388)	(2,776,374)
Accumulated other comprehensive loss	—	(49)

Shareholders’ deficit attributable to Class A Shareholders	(360,678)	(357,136)
Shareholders’ equity attributable to noncontrolling interests	1,539,877	989,501

Total Shareholders’ Equity	1,179,199	632,365

Total Liabilities and Shareholders’ Equity	$2,633,589	$2,044,103

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Revenues
Management fees	$125,896	$128,516	$375,470	$378,206
Incentive income	8,081	8,058	27,716	21,891
Other revenues	291	603	875	1,639
Income of consolidated Och-Ziff funds	33,705	12,228	83,258	33,362

Total Revenues	167,973	149,405	487,319	435,098

Expenses
Compensation and benefits	44,934	53,374	127,125	173,822
Reorganization expenses	398,503	408,594	1,195,335	1,213,761
Interest expense	1,793	1,714	4,248	5,605
General, administrative and other	30,642	11,105	91,842	63,529
Expenses of consolidated Och-Ziff funds	2,268	2,379	7,319	6,309

Total Expenses	478,140	477,166	1,425,869	1,463,026

Other Income (Loss)
Net gains on investments in Och-Ziff funds and joint ventures	317	201	29	413
Change in deferred income of consolidated Och-Ziff funds	(16,450)	(262)	(38,877)	(3,237)
Net gains (losses) of consolidated Och-Ziff funds	56,286	(14,158)	141,562	(2,959)

Total Other Income (Loss)	40,153	(14,219)	102,714	(5,783)

Loss Before Income Taxes	(270,014)	(341,980)	(835,836)	(1,033,711)
Income taxes	19,127	24,317	46,022	42,356

Consolidated Net Loss	(289,141)	(366,297)	(881,858)	(1,076,067)

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	—	(12)	229	7

Total Comprehensive Loss	$(289,141)	$(366,309)	$(881,629)	$(1,076,060)

Allocation of Consolidated Net Loss
Class A Shareholders	$(127,509)	$(93,124)	$(366,495)	$(281,950)
Noncontrolling interests	(161,632)	(273,173)	(515,363)	(794,117)

	$(289,141)	$(366,297)	$(881,858)	$(1,076,067)

Allocation of Total Comprehensive Loss
Class A Shareholders	$(127,509)	$(93,127)	$(366,446)	$(281,948)
Noncontrolling interests	(161,632)	(273,182)	(515,183)	(794,112)

	$(289,141)	$(366,309)	$(881,629)	$(1,076,060)

Net Loss Per Class A Share
Basic	$(0.89)	$(0.93)	$(2.58)	$(2.87)
Diluted	$(0.89)	$(0.96)	$(2.58)	$(2.87)
Weighted-Average Class A Shares Outstanding
Basic	143,477,776	99,673,186	142,036,892	98,074,223
Diluted	143,477,776	399,566,891	142,036,892	98,074,223

Dividends Paid per Class A Share	$0.14	$0.14	$0.28	$0.98

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

					Accumulated Other Comprehensive Loss	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment
					(dollars in thousands)
As of December 31, 2011	139,341,965	274,286,008	$2,419,287	$(2,776,374)	$(49)	$(357,136)	$989,501	$632,365
Capital contributions	—	—	—	—	—	—	445,892	445,892
Capital distributions	—	—	—	—	—	—	(221,553)	(221,553)
Cash dividends declared on Class A Shares	—	—	—	(39,433)	—	(39,433)	—	(39,433)

Dividend equivalents on Class A restricted share units	—	—	1,086	(1,086)	—	—	— (1)	—
Equity-based compensation	1,027,752	—	14,579	—	—	14,579	31,499	46,078
Och-Ziff Operating Group A Units exchanged for Class A Shares	3,110,996	—	656	—	—	656	1,242	1,898
Acquisition of noncontrolling interests	—	—	(13)	—	—	(13)	(45)	(58)
Consolidation of joint venture	—	—	—	—	—	—	304	304
Impact of amortization of Reorganization charges on capital	—	—	387,115	—	—	387,115	808,220	1,195,335
Total comprehensive loss	—	—	—	(366,495)	49	(366,446)	(515,183)	(881,629)

As of September 30, 2012	143,480,713	274,286,008	$2,822,710	$(3,183,388)	$—	$(360,678)	$1,539,877	$1,179,199

(1)	The dividend equivalents on Class A restricted share units impacted noncontrolling interests by increasing the paid-in capital component and a corresponding offsetting increase in the accumulated deficit component of noncontrolling interests, each by $2.3 million.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2012	2011
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(881,858)	$(1,076,067)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Reorganization expenses	1,195,335	1,213,761
Amortization of equity-based compensation	50,294	98,936
Depreciation and amortization	7,085	7,253
Deferred income taxes	36,827	29,270
Operating cash flows due to changes in:
Income and fees receivable	40,941	429,605
Due from related parties	487	(161)
Other assets, net	8,111	6,204
Assets of consolidated Och-Ziff funds	(631,547)	(256,207)
Due to related parties	(1,570)	(17,450)
Compensation payable	(92,952)	(136,543)
Other liabilities	38,177	(3,408)
Liabilities of consolidated Och-Ziff funds	82,546	66,579

Net Cash Provided by (Used in) Operating Activities	(148,124)	361,772

Cash Flows from Investing Activities
Investments in joint ventures	(3,520)	(2,315)
Return of investments in joint ventures	2,575	582
Purchases of fixed assets	(480)	(1,782)
Cash acquired on consolidation of joint venture	299
Repayment of loan to joint venture partners	—	1,750

Net Cash Used in Investing Activities	(1,126)	(1,765)

Cash Flows from Financing Activities
Contributions from noncontrolling interests	446,073	232,568
Distributions to noncontrolling interests	(221,553)	(424,394)
Proceeds from Delayed Draw Term Loan	384,500	—
Repayments of debt obligations	(379,170)	(6,281)
Dividends on Class A Shares	(39,433)	(94,887)
Withholding taxes paid on vested Class A restricted share units	(4,216)	(11,512)
Principal payments under capital lease obligations	(629)	(624)
Distribution of deferred balances and related taxes to Mr. Och	—	(1,583)

Net Cash Provided by (Used in) Financing Activities	185,572	(306,713)

Net Change in Cash and Cash Equivalents	36,322	53,294
Cash and Cash Equivalents, Beginning of Period	149,011	117,577

Cash and Cash Equivalents, End of Period	$185,333	$170,871

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$3,870	$5,124
Income taxes	$9,916	$17,827
Non-cash transactions:
In-kind distribution of deferred balances	$—	$2,892
Capital lease additions	$—	$2,471

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

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

The Och-Ziff funds seek to generate consistent, positive, absolute returns across market cycles, with low volatility compared to the equity markets. The Company’s assets under management are generally invested on a multi-strategy basis, across multiple geographies, although certain of the Company’s funds are focused on specific sectors, strategies or geographies. The primary investment strategies the Company employs in its funds are convertible and derivative arbitrage, corporate credit, long/short equity special situations, merger arbitrage, private investments and structured credit.

The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the Och-Ziff funds.

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

SEPTEMBER 30, 2012

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 simplifies how entities test goodwill for impairment by permitting an entity to assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. ASU 2011-08 was effective for the Company beginning in the first quarter of 2012. The adoption of ASU 2011-08 did not have any impact on the Company’s financial position or results of operations.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

Prior to the 2007 Offerings, the Company completed a reorganization of its business (“Reorganization”). As part of the Reorganization, interests in the Och-Ziff Operating Group held by the executive managing directors and the Ziffs were reclassified as Och-Ziff Operating Group A Units and accounted for as a share-based payment. The Och-Ziff Operating Group A Units granted to the Ziffs and those units sold by the executive managing directors at the time of the 2007 Offerings were not subject to any substantive service or performance requirements; therefore, the fair value related to those units were recognized as a one-time charge at the time of the 2007 Offerings. The fair value of the Och-Ziff Operating Group A Units that continued to be held by the executive managing directors after the 2007 Offerings is being amortized on a straight-line basis over the requisite five-year service period following the 2007 Offerings. Once vested, these units may be exchanged for Class A Shares of the Registrant on a one-for-one basis, subject to certain transfer restrictions and minimum retained ownership requirements.

As of September 30, 2012, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 32.8%. The increase in the Company’s interest in the Och-Ziff Operating Group was primarily driven by the issuance of 33,333,333 Class A Shares in a November 2011 public offering (the “2011 Offering”). Additionally, the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares and the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”), also have increased the Company’s interest in the Och-Ziff Operating Group since the IPO. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchanges of Och-Ziff Operating Group A Units and vesting of RSUs.

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

•

Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. The types of assets and liabilities that would generally be included in this category include equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt securities, certain OTC derivatives, residential and commercial mortgage-backed securities, asset-backed securities and collateralized debt obligations.

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

Fair Value Measurements Categorized within the Fair Value Hierarchy

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy:

	As of September 30, 2012
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$464,783	$—	$464,783
Residential mortgage-backed securities	1,357	—	228,237	—	229,594
Collateralized debt obligations	—	—	200,357	—	200,357
Energy and natural resources limited partnerships	—	—	153,213	—	153,213
Commercial real estate debt securities	—	—	126,991	—	126,991
Investments in affiliated funds	—	—	71,815	—	71,815
Common and preferred stock	—	—	51,988	—	51,988
Commercial mortgage-backed securities	—	—	48,173	—	48,173
United States government obligations	16,506	—	—	—	16,506
Asset-backed securities	—	—	13,584	—	13,584
Other investments	7	7	4,517	(20)	4,511

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$17,870	$7	$1,363,658	$(20)	$1,381,515

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$2,232	$33	$1,442	$(20)	$3,687

	As of December 31, 2011
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$352,218	$—	$352,218
Residential mortgage-backed securities	291	—	147,426	—	147,717
Collateralized debt obligations	—	—	44,060	—	44,060
Energy and natural resources limited partnerships	—	—	100,827	—	100,827
Commercial real estate debt securities	—	—	38,240	—	38,240
Commercial mortgage-backed securities	—	—	27,256	—	27,256
United States government obligations	15,069	—	—	—	15,069
Other investments	95	361	3,542	(233)	3,765

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$15,455	$361	$713,569	$(233)	$729,152

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$362	$4	$657	$(233)	$790

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

The Company assumes that any transfers between Level I, Level II or Level III during the period occur at the beginning of the period. For the three and nine months ended September 30, 2012 and 2011, there were no transfers between Level I, Level II or Level III assets or liabilities.

Reconciliation of Fair Value Measurements Categorized within Level III

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended September 30, 2012:

	Balance as of June 30, 2012	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of September 30, 2012
	(dollars in thousands)
Real estate investments	$440,824	$27,734	$(13,332)	$—	$9,557	$464,783
Residential mortgage-backed securities	177,236	71,061	(31,414)	—	11,354	228,237
Collateralized debt obligations	132,212	65,817	(12,809)	—	15,137	200,357
Energy and natural resources limited partnerships	141,172	4,518	—	—	7,523	153,213
Commercial real estate debt securities	46,469	78,988	(557)	—	2,091	126,991
Investments in affiliated funds	33,707	49,274	(19,744)	—	8,578	71,815
Common and preferred stock	29,964	20,875	—	—	1,149	51,988
Commercial mortgage-backed securities	49,047	465	(3,953)	—	2,614	48,173
Asset-backed securities	—	14,910	(1,118)	—	(208)	13,584
Other investments (including derivatives, net)	4,949	4	(3,292)	72	1,342	3,075

Total, at Fair Value	$1,055,580	$333,646	$(86,219)	$72	$59,137	$1,362,216

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended September 30, 2011:

	Balance as of June 30, 2011	Investment Purchases	Investment Sales and Collection of Deferred Balances	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of September 30, 2011
	(dollars in thousands)
Real estate investments	$302,885	$37,722	$(3,506)	$—	$196	$337,297
Residential mortgage-backed securities	86,475	73,094	(23,761)	—	(3,364)	132,444
Collateralized debt obligations	38,326	12,431	(4,923)	—	(4,732)	41,102
Energy and natural resources limited partnerships	90,268	8,038	—	—	(5,906)	92,400
Commercial real estate debt securities	28,622	3,482	(8,307)	—	(424)	23,373
Commercial mortgage-backed securities	19,799	1,164	(2,967)	—	832	18,828
Other investments (including derivatives, net)	3,791	—	—	(825)	(252)	2,714

Total, at Fair Value	$570,166	$135,931	$(43,464)	$(825)	$(13,650)	$648,158

Deferred Balances, at Fair Value	$2,892	$—	$(2,892)	$—	$—	$—

The following table summarizes the changes in the Company’s Level III assets and liabilities for the nine months ended September 30, 2012:

	Balance as of December 31, 2011	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of September 30, 2012
	(dollars in thousands)
Real estate investments	$352,218	$127,792	$(34,669)	$—	$19,442	$464,783
Residential mortgage-backed securities	147,426	246,724	(190,634)	—	24,721	228,237
Collateralized debt obligations	44,060	162,966	(36,153)	—	29,484	200,357
Energy and natural resources limited partnerships	100,827	6,396	(3,777)	—	49,767	153,213
Commercial real estate debt securities	38,240	100,623	(16,754)	—	4,882	126,991
Investments in affiliated funds	—	80,799	(19,744)	—	10,760	71,815
Common and preferred stock	—	50,450	—	—	1,538	51,988
Commercial mortgage-backed securities	27,256	31,686	(15,051)	—	4,282	48,173
Asset-backed securities	—	14,910	(1,118)	—	(208)	13,584
Other investments (including derivatives, net)	2,885	4,209	(3,292)	(2,891)	2,164	3,075

Total, at Fair Value	$712,912	$826,555	$(321,192)	$(2,891)	$146,832	$1,362,216

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

The following table summarizes the changes in the Company’s Level III assets and liabilities for the nine months ended September 30, 2011:

	Balance as of December 31, 2010	Investment Purchases	Investment Sales and Collection of Deferred Balances	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of September 30, 2011
	(dollars in thousands)
Real estate investments	$288,444	$69,083	$(21,406)	$—	$1,176	$337,297
Residential mortgage-backed securities	40,707	173,008	(77,662)	—	(3,609)	132,444
Collateralized debt obligations	10,405	51,981	(18,190)	—	(3,094)	41,102
Energy and natural resources limited partnerships	49,870	50,767	—	—	(8,237)	92,400
Commercial real estate debt securities	13,516	18,457	(18,381)	—	9,781	23,373
Commercial mortgage-backed securities	15,604	15,288	(14,722)	—	2,658	18,828
Other investments (including derivatives, net)	478	2,589	—	(375)	22	2,714

Total, at Fair Value	$419,024	$381,173	$(150,361)	$(375)	$(1,303)	$648,158

Deferred Balances, at Fair Value	$2,913	$—	$(2,913)	$—	$—	$—

The table below summarizes the net change in unrealized gains (losses) on the Company’s Level III investments held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Real estate investments	$51,198	$1,470	$64,980	$5,771
Residential mortgage-backed securities	6,223	(4,865)	10,075	(9,071)
Collateralized debt obligations	16,615	(5,309)	19,820	(5,125)
Energy and natural resources limited partnerships	7,522	(5,906)	48,739	(8,237)
Commercial real estate debt securities	1,773	(4,132)	(3,277)	1,700
Investments in affiliated funds	7,124	—	7,973	—
Common and preferred stock	1,149	—	1,538	—
Commercial mortgage-backed securities	2,382	(362)	3,835	987
Asset-backed securities	(155)	—	(155)	—
Other investments (including derivatives, net)	852	(899)	1,591	(856)

Total	$94,683	$(20,003)	$155,119	$(14,831)

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

Residential and Commercial Mortgage-Backed Securities; Asset-Backed Securities; Collateralized Debt Obligations; Common and Preferred Stock

The fair value of investments in residential and commercial mortgage-backed securities, asset-backed securities, collateralized debt obligations, and common and preferred stock that do not have readily ascertainable fair values is generally determined using broker quotes, or at cost for recent transactions. If broker quotes are not available or deemed unreliable, fair value may be determined using independent pricing services or cash flow models. Market data is used to the extent that it is observable and considered reliable.

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

Investments in Affiliated Funds

The fair value of investments in affiliated funds relates to consolidated feeder funds’ investments into their related master funds. The Company is not an investor of the feeder funds or the master funds. The fair value of these investments is based on the consolidated feeder funds’ proportionate share of the respective master funds’ net asset value. The master funds invest primarily in credit-related strategies.

Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds. Level III investments not presented in the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

table below generally do not have any unobservable inputs to disclose, as they are valued primarily using broker quotes, at cost for recent transactions or net asset value for investments in affiliated funds. These assets and liabilities belong to the investors in the consolidated funds and the Company has minimal, if any, investments in such funds.

Type of Investment	Fair Value at September 30, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range
Real estate investments	$400,662	Discounted cash flow	Discount rate	8% - 40%
			Cash flow growth rate	0% - 20%
			Capitalization rate	8% - 10%
			Absorption percentage per year	6% - 13%
			Loss factor	0% - 15%
			Inflation factor	0% - 3%
	61,250	Comparable companies	Cash flow multiple	15.4x
	2,871	At cost for recent transactions	n/a	n/a

$464,783

Energy and natural resources limited partnerships	$3,816	Discounted cash flow	Discount rate	15%
			Discount to commodity strip prices	3% - 10%
			Probability of reserves	0% - 100%
			Discount to differentials	10%
	94,286	Analysis of publicly traded securities held by investee company	Discount for lack of marketability	0% - 20%
	55,111	Recent financings and cash held by investee	n/a	n/a

$153,213

Commercial real estate debt securities	$15,973	Discounted cash flow	Discount rate	8%
	4,561	Comparable companies	Loan-to-value ratio	60% - 75%
			Revenue growth rate	2% - 6%
	106,457	Broker quotes or at cost for recent transactions	n/a	n/a

$126,991

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

SEPTEMBER 30, 2012

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

Fair Value of Other Financial Instruments

Management estimates that the fair value of the Delayed Draw Term Loan (as defined in Note 7) was approximately 90% of its carrying value as of September 30, 2012, based on an analysis of comparable issuers. Management believes that the carrying values of all other financial instruments presented in the consolidated balance sheets approximate their fair value generally due to their short-term nature and generally negligible credit risk. These fair value measurements would be categorized as Level III within the fair value hierarchy.

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

The Company’s involvement with funds that are VIEs that are not consolidated is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $27.0 billion and $25.6 billion as of September 30, 2012 and December 31, 2011, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from the VIEs. As of September 30, 2012 and December 31, 2011, the only assets related to these variable interests related to income and fees receivable of $22.0 million and $45.6 million, respectively.

As of September 30, 2012, the Company holds a variable interest in a joint venture that is a VIE. During the third quarter of 2012, the Company consolidated a separate joint venture previously considered a VIE and that was not previously consolidated. The consolidation of this joint venture was a result of acquiring certain interests formerly held by the joint venture partner. The Company’s exposure to loss for joint ventures considered VIEs is limited to its investments in these entities, which totaled $5.4 million and $4.8 million as of September 30, 2012 and December 31, 2011, respectively, and are recorded within other assets in the Company’s consolidated balance sheets. The Company has not recorded any liabilities with respect to VIEs not consolidated.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

The following table presents the assets and liabilities of funds that are VIEs and consolidated by the Company:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$522,323	$313,345
Other assets of Och-Ziff funds	11,411	9,321

Total Assets	$533,734	$322,666

Liabilities
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	$61,127	$57,763
Other liabilities of Och-Ziff funds	12,018	909

Total Liabilities	$73,145	$58,672

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

6.	OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	20,390	20,325
Computer hardware and software	19,468	21,125
Furniture, fixtures and equipment	2,754	2,814
Accumulated depreciation and amortization	(44,664)	(40,272)

Fixed assets, net	20,548	26,592
Goodwill	22,691	22,691
Refundable security deposits	5,763	5,165
Investments in joint ventures	5,395	4,848
Prepaid expenses	4,484	9,878
Intangible assets, net	3,047	3,609
Current income tax receivable	1,831	3,467
Investments in Och-Ziff funds	1,185	552
Other	2,213	3,038

Total Other Assets, Net	$67,157	$79,840

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Deferred income of consolidated Och-Ziff funds	$65,612	$26,735
Accrued expenses	15,121	12,009
Deferred rent credit	14,194	14,538
Capital lease obligations	1,014	1,643
Current income taxes payable	270	2,720
Other	659	865

Total Other Liabilities	$96,870	$58,510

7.	DEBT OBLIGATIONS

The following table presents the Company’s indebtedness outstanding as reported in its consolidated balance sheets:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Delayed Draw Term Loan	$389,015	$6,484
2007 Term Loan	—	366,519
Aircraft loan	—	10,682

Total Debt Obligations	$389,015	$383,685

The following table presents the Company’s scheduled principal repayments and maturities for its indebtedness outstanding as of September 30, 2012:

Principal Repayments
(dollars in thousands)
Remainder of 2012	$973
2013	3,866
2014	3,827
2015	3,789
2016	376,560

Total Principal Repayments	$389,015

In June 2012, the Company refinanced the indebtedness outstanding under its term loan entered into in connection with the 2007 Offerings (the “2007 Term Loan”), as well as the indebtedness outstanding under its aircraft loan. These refinancings were funded through a borrowing under a delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”). A $6.5 million borrowing under the facility was made in November 2011 to fund a portion of the 2007 Term Loan repurchased and retired in connection with the 2011 Offering that was not funded by the net proceeds from the offering. An additional $384.5 million borrowing was made in June 2012 to refinance the remaining indebtedness outstanding under the 2007 Term Loan and the indebtedness outstanding under the aircraft loan.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the credit agreement) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of September 30, 2012, the Company was in compliance with these covenants.

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

The Delayed Draw Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio (as defined in the credit agreement) of 4.0 to 1.0 and no default or event of default has occurred and is continuing. As of September 30, 2012, the Och-Ziff Operating Group had not incurred any unsecured indebtedness. The Company will not be permitted to make distributions from the Och-Ziff Operating Group to its Class A Shareholders or the holders of Och-Ziff Operating Group A Units if it is in default under the Delayed Draw Term Loan.

The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains (or losses) on investments and dividends and interest from investments. As of September 30, 2012, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

8.	PARTNER INCENTIVE PLAN

In August 2012, upon the recommendation and approval of the Compensation Committee of the Company’s Board of Directors (the “Board”), the Board approved The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan (the “PIP”) in order to further the retention of its executive managing directors as described in more detail below.

Transfer Restrictions

In August 2012, the Company’s executive managing directors approved new transfer restrictions that will generally limit their ability to transfer or exchange their Och-Ziff Operating Group A Units. In 2013 and 2014, these transfer restrictions will allow the Company’s executive managing directors, including those who were executive managing directors at the time of the Company’s IPO in 2007 (the “Pre-IPO Partners”) to exchange Och-Ziff Operating Group A Units representing up to 10% of their vested partnership interests in the Och-Ziff Operating Group per year (determined on a cumulative basis) and to sell any resulting Class A Shares with the approval of the Exchange Committee. In 2015, the Exchange Committee will determine in its sole discretion whether to allow any additional exchanges of Och-Ziff Operating Group A Units by any of the Company’s executive managing directors for each year from 2015 through 2017, provided that such exchanges will generally not exceed 10% of an executive managing director’s vested partnership interests in the Och-Ziff Operating Group per year (determined on a cumulative basis). Prior to the adoption of these modifications, the Company’s executive managing directors would have been entitled to exchange up to 75% of their vested Och-Ziff Operating Group A Units and sell the resultant Class A Shares.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

In consideration of the Company’s executive managing directors becoming subject to these transfer restrictions and reflective of the Pre-IPO Partners’ commitment to the Company, the Board adopted the PIP. Mr. Och will not participate in the PIP, but will continue to participate in the Company’s profits solely through distributions from his existing equity ownership stake.

Summary of the Partner Incentive Plan

Under the terms of the PIP, participating executive managing directors (the “Eligible Pre-IPO Partners”) may be eligible to receive discretionary grants of annual performance awards (“Performance Awards”) over a five-year period commencing in 2013. Performance Awards may be satisfied in Och-Ziff Operating Group D Units (“Performance Unit Awards”) and may also be satisfied in cash (“Performance Cash Awards”). All Performance Awards will be conditionally granted subject to compliance with each Eligible Pre-IPO Partner’s non-compete obligations. Each Eligible Pre-IPO Partner’s Performance Unit Awards and the after-tax portion of his Performance Cash Awards in respect of two prior years may be clawed back pursuant to the terms of the PIP if he breaches such non-compete obligations.

If an Eligible Pre-IPO Partner ceases, for any reason, to be a limited partner of the Och-Ziff Operating Group entities prior to the end of any year, such Eligible Pre-IPO Partner will not be eligible to receive any Performance Awards with respect to such year or any subsequent year. If one of the Eligible Pre-IPO Partners currently on the Partner Management Committee ceases to be a limited partner of the Och-Ziff Operating Group entities, the amount of the Performance Awards that such Eligible Pre-IPO Partner would otherwise have been eligible to receive will not be available for reallocation to the remaining Eligible Pre-IPO Partners. As a result, the maximum aggregate amounts of cash and Och-Ziff Operating Group D Units that are available for Performance Awards as described below will be reduced accordingly. If one of the Eligible Pre-IPO Partners not currently on the Partner Management Committee ceases to be a limited partner of the Och-Ziff Operating Group entities for any reason, the amount of the Performance Awards that such Eligible Pre-IPO Partner would otherwise have been eligible to receive will be available for reallocation to the remaining Eligible Pre-IPO Partners not currently on the Partner Management Committee.

Whether any Performance Award is awarded to any Eligible Pre-IPO Partner in a particular year, and the amount of such awards, shall be determined by the Compensation Committee of the Board in its sole discretion, based on recommendations from Mr. Och for that year.

Performance Unit Awards

The Eligible Pre-IPO Partners, collectively, may be granted an aggregate of up to 3,628,907 Och-Ziff Operating Group D Units per year. Any such awards of Och-Ziff Operating Group D Units will be made pursuant to the Och-Ziff Capital Management Group LLC Amended and Restated 2007 Equity Incentive Plan or a successor plan. The Performance Unit Awards will be conditionally vested when awarded, and subject to minimum retained ownership requirements and the transfer restrictions discussed above. In the aggregate, the Eligible Pre-IPO Partners collectively may receive up to 18,144,535 Och-Ziff Operating Group D Units over the five-year period if a determination is made each year to award the maximum number of Performance Unit Awards to all of the Eligible Pre-IPO Partners.

Och-Ziff Operating Group D Units are not considered equity for GAAP purposes, and therefore distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive loss. Och-Ziff Operating Group D Units receive distributions on a pro rata basis with the Och-Ziff Operating Group A Units, which are held by the Company’s executive managing directors and the Ziffs, and the Och-Ziff Operating Group B Units, which are held by the Company’s intermediate holding companies. As discussed in the Company’s Annual Report, an Och-Ziff Operating Group D Unit automatically converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes.

Performance Cash Awards

The Eligible Pre-IPO Partners, collectively, may also be eligible to receive discretionary annual Performance Cash Awards if the Company earns incentive income in the relevant year. The maximum aggregate amount of Performance Cash Awards for each year will be capped at 10% of the Company’s incentive income earned during that year, up to a maximum of $52.4 million. The Eligible

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

Pre-IPO Partners, collectively, may receive Performance Cash Awards in a maximum aggregate amount of $262.0 million over the five-year period if the Company earns enough incentive income each year and if a determination is made each year to award the maximum amount of Performance Cash Awards to all of the Eligible Pre-IPO Partners.

9.	GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Occupancy and equipment	$6,869	$6,731	$20,620	$20,833
Professional services	7,538	4,854	19,168	15,660
Information processing and communications	4,312	4,044	14,197	12,229
Business development	2,033	1,856	6,748	5,957
Insurance	1,919	1,800	5,738	5,312
Other expenses	9,490	8,332	26,941	19,895

	32,161	27,617	93,412	79,886
Changes in tax receivable agreement liability	(1,519)	(16,512)	(1,570)	(16,357)

Total General, Administrative and Other	$30,642	$11,105	$91,842	$63,529

10.	INCOME TAXES

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

The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of -7.1% for the three months ended September 30, 2012 and 2011, and -5.5% and -4.1% for the nine months ended September 30, 2012 and 2011, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the executive managing directors’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

As of September 30, 2012 and December 31, 2011, the Company was not required to establish a liability for uncertain tax positions.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

11.	NET LOSS PER CLASS A SHARE

Basic net loss per Class A Share is computed by dividing the net loss allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended September 30, 2012 and 2011, the Company included RSUs of 974,989 and 660,500, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted net loss per Class A Share. For the nine months ended September 30, 2012 and 2011, the Company included RSUs of 1,031,288 and 831,135, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted net loss per Class A Share.

The following tables present the computation of basic and diluted net loss per Class A Share:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended September 30, 2012
Basic	$(127,509)	143,477,776	$(0.89)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		294,186,978
Class A Restricted Share Units	—	—		8,505,301

Diluted	$(127,509)	143,477,776	$(0.89)

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended September 30, 2011
Basic	$(93,124)	99,673,186	$(0.93)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	(291,742)	299,893,705		—
Class A Restricted Share Units	—	—		11,612,784

Diluted	$(384,866)	399,566,891	$(0.96)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Nine Months Ended September 30, 2012
Basic	$(366,495)	142,036,892	$(2.58)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		294,186,978
Class A Restricted Share Units	—	—		8,505,301

Diluted	$(366,495)	142,036,892	$(2.58)

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Nine Months Ended September 30, 2011
Basic	$(281,950)	98,074,223	$(2.87)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		298,871,515
Class A Restricted Share Units	—	—		11,612,784

Diluted	$(281,950)	98,074,223	$(2.87)

12.	RELATED PARTY TRANSACTIONS

Due to Related Parties

Amounts due to related parties relate to future payments owed to the Company’s executive managing directors and the Ziffs under the tax receivable agreement. As further discussed in Note 13, the Company entered into an agreement with the executive managing directors and the Ziffs, whereby the Company would pay them a portion of any tax savings resulting from the purchase of Och-Ziff Operating Group A Units at the time of the 2007 Offerings or as a result of any subsequent exchanges of their interests for Class A Shares.

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

SEPTEMBER 30, 2012

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$6,734	$5,947	$19,135	$18,700
Incentive income	$502	$472	$1,140	$1,815
Fees waived on investments held by related parties:
Management fees	$3,277	$3,456	$9,726	$10,274

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the three months ended September 30, 2012 and 2011, the Company charged Mr. Och $149 thousand and $137 thousand, respectively, based on market rates for his personal use of the aircraft. For the nine months ended September 30, 2012 and 2011, the Company charged Mr. Och $359 thousand and $700 thousand, respectively, for his personal use of the aircraft.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and its offices in London, Hong Kong, Beijing and Mumbai. The Company also has operating leases for other locations, as well as operating and capital leases on computer hardware. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term. The Company’s lease obligations have not changed materially since December 31, 2011.

Litigation

From time to time, the Company is involved in litigation and claims incidental to the conduct of the Company’s business. The Company is also subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over the Company and its business activities. This has resulted, or may in the future result, in regulatory agency investigations, litigation and subpoenas and costs related to each. The Company is currently not subject to any pending judicial, administrative or arbitration proceedings that are expected to have a material impact on the Company’s consolidated financial statements.

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

SEPTEMBER 30, 2012

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

Och-Ziff Funds Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$127,457	$129,727	$383,928	$378,678
Economic Income	$80,042	$85,636	$248,691	$249,148

Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Economic Income Revenues - Och-Ziff Funds segment	$127,457	$129,727	$383,928	$378,678
Adjustment to management fees(1)	3,886	4,239	12,359	10,630
Other Operations revenues	2,925	3,211	7,774	12,428
Income of consolidated Och-Ziff funds	33,705	12,228	83,258	33,362

Total Consolidated Revenues	$167,973	$149,405	$487,319	$435,098

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2012

Reconciliation of Och-Ziff Funds Economic Income to Net Loss Allocated to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Economic Income - Och-Ziff Funds segment	$80,042	$85,636	$248,691	$249,148
Reorganization expenses	(398,503)	(408,594)	(1,195,335)	(1,213,761)
Net Loss Allocated to the Och-Ziff Operating Group A Units	231,234	268,155	689,883	814,795
Equity-based compensation	(16,219)	(29,633)	(50,294)	(98,936)
Income taxes	(19,127)	(24,317)	(46,022)	(42,356)
Depreciation and amortization	(2,406)	(2,389)	(7,085)	(7,253)
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	(3,643)	1,054	(6,608)	(2,170)
Other Operations	1,244	985	2,464	4,360
Change in tax receivable agreement liability	1,519	16,512	1,570	16,357
Other adjustments	(1,650)	(533)	(3,759)	(2,134)

Net Loss Allocated to Class A Shareholders	$(127,509)	$(93,124)	$(366,495)	$(281,950)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of our Annual Report. Actual results may differ materially from those contained in any forward-looking statements. This MD&A should be read in conjunction with our Annual Report. An investment in our Class A Shares is not an investment in any of our funds.

Overview

Our Business

We are one of the largest institutional alternative asset managers in the world, with approximately $31.8 billion in assets under management as of November 1, 2012. We provide asset management services globally through our hedge funds and other alternative investment vehicles. Our funds seek to generate consistent, positive, absolute returns across market cycles, with low volatility compared to the equity markets. We have always limited our use of leverage to generate investment performance with an emphasis on preservation of capital. Our assets under management are generally invested on a multi-strategy basis, across multiple geographies, although certain of our funds are focused on specific sectors, strategies and geographies. Our primary investment strategies are convertible and derivative arbitrage, corporate credit, long/short equity special situations, merger arbitrage, private investments and structured credit. Our fund investors value our funds’ consistent performance history, our global investing expertise, and our diverse investment strategies, combined with our strong focus on risk management and sustaining a robust operational infrastructure.

Overview of Our 2012 Third Quarter Results

As of September 30, 2012, our assets under management were $31.3 billion, compared with $28.8 billion as of September 30, 2011. The $2.5 billion year-over-year increase was driven by performance-related appreciation of $2.5 billion, partially offset by capital net outflows of $16.4 million. Consistent with what we experienced in the first half of 2012, interest in both our multi-strategy and dedicated credit funds remained strong. During the third quarter of 2012, we also launched our first collateralized loan obligation (“CLO”). Capital inflows to the hedge fund industry increased modestly during the third quarter, and we believe that ongoing concerns about the weak macroeconomic environment globally continued to weigh on near-term investor confidence.

For the third quarter of 2012, we reported a GAAP net loss allocated to Class A Shareholders of $127.5 million, compared to a net loss of $93.1 million for the third quarter of 2011, and $366.5 million for the first nine months of 2012, compared to a net loss of $282.0 million for the first nine months of 2011. The GAAP net losses primarily resulted from non-cash Reorganization expenses associated with our 2007 Offerings of $398.5 million and $408.6 million for the three months ended September 30, 2012 and 2011, respectively, and $1.2 billion for the nine months ended September 30, 2012 and 2011.

We reported Economic Income for the Company of $81.3 million for the third quarter of 2012, compared to $86.6 million for the third quarter of 2011, and $251.2 million for the first nine months of 2012, compared to $253.5 million for the first nine months of 2011. The decrease for both periods was driven by an increase in non-compensation expenses and a decrease in management fees, partially offset by decreases in compensation and benefits expenses. Partially offsetting the decrease in Economic Income for the year-to-date period was an increase in incentive income. For a discussion of these drivers, please see “—Economic Income Analysis.” Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, see “—Economic Income Analysis.”

Overview of 2012 Third Quarter Fund Performance

During the 2012 third quarter, we continued to build on the strong performance we generated in the first half of the year. Against a backdrop of mixed macroeconomic conditions globally, we actively managed our exposures and remained opportunistic in deploying capital in each of our portfolios. Our diversified investment platforms enable us to identify and capitalize on global investment trends across regions and asset classes.

During the quarter, we were very active in allocating capital across our strategies. We began the quarter with a cash balance of 7% in the OZ Master Fund. We deployed this cash largely by increasing our allocations to U.S. and European long/short equity special situations strategies, and ended the quarter fully invested.

During the third quarter of 2012, the OZ Master Fund generated a net return of 3.5%, the OZ Europe Master Fund a net return of 3.0%, the OZ Asia Master Fund a net return of 1.9% and the OZ Global Special Investments

Master Fund a net return of 2.4%. During the first nine months of 2012, the OZ Master Fund generated a net return of 8.6%, the OZ Europe Master Fund a net return of 6.4%, the OZ Asia Master Fund a net return of 4.2% and the OZ Global Special Investments Master Fund a net return of 7.5%. Performance through September 30, 2012 was driven primarily by our structured credit, long/short equity special situations and corporate credit strategies. For important information about our fund performance data, please see “—Fund Performance Summary.”

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

During the third quarter of 2012, global equity indices generally posted positive returns for the quarter, while volatility reached multi-year lows in August. Central banks in the U.S., Europe and Japan each made announcements outlining stimulus measures, although uncertainty remains around the specific details of each plan. The steps taken by the European Central Bank (the “ECB”) have helped alleviate concerns about a Euro zone break-up in the near term. However, investor attention remains focused on Greece, Italy and Spain. Additionally, mixed economic reports, a continued slowdown of growth in China and potential leadership changes, including in the U.S., Germany and China, also caused investors to remain cautious.

Global policy decisions had a positive impact on credit markets as demonstrated by their strong performance during the quarter. During the period, fixed income investors continued to invest in higher-yielding products. As a result, U.S. high-yield and leveraged loans performed very strongly. Capital market conditions for both primary and secondary issuances were robust and default rates were low. European credit markets rallied, driven by the potential for more active market interventions by the ECB. Primary issuance for new high-yield and leveraged loans increased from summer lows, albeit on lower than expected volumes. Asian credit markets were robust and benefitted from strong inflows into the asset class.

Capital Flow Environment

During the 2012 third quarter, capital inflows to the hedge fund industry increased modestly. We believe that ongoing concerns about the weak macroeconomic environment globally continue to weigh on near-term investor confidence. However, we remain confident that allocations to the industry will grow as institutional investors increasingly seek to enhance the yield and reduce the volatility of both their equity and fixed income portfolios. We believe these drivers of secular growth will continue to increase in importance as market conditions remain unsettled and interest rates stay extremely low.

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

Information with respect to our assets under management throughout this report, including the tables set forth in this discussion and analysis, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. As of September 30, 2012, approximately 9% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 33% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation.

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

Summary of Changes in Assets Under Management

The table below presents the changes to our assets under management and our weighted-average assets under management for the respective period. Weighted-average assets under management exclude the impact of third quarter investment performance for the periods presented, as these amounts do not impact management fees calculated for that period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Balance-beginning of period	$29,927,730	$29,767,562	$28,766,340	$27,934,696
Net flows	270,236	228,787	21,585	1,154,420
Appreciation (Depreciation)	1,071,079	(1,188,779)	2,481,120	(281,546)

Balance-end of period	$31,269,045	$28,807,570	$31,269,045	$28,807,570

Weighted-average assets under management	$29,934,062	$29,737,200	$29,423,209	$29,028,769

In the nine months ended September 30, 2012, our funds experienced performance-related appreciation of $2.5 billion and capital net inflows of $21.6 million, which were comprised of $2.6 billion of gross inflows and $2.6 billion of gross outflows. Direct allocations from pension funds continue to be the largest driver of our inflows, while redemptions from fund-of-funds were the largest driver of our outflows. Our gross inflows also included $456.1 million related to the closing of our first CLO in July 2012. CLOs generally pay lower fees than our traditional hedge fund products. Interest in both our multi-strategy and dedicated credit funds remained strong. We also continued to focus on creating platforms that can be tailored to meet the strategic investment objectives of institutional investors. These types of platforms are also an important source of future growth for our business.

In the nine months ended September 30, 2011, our funds experienced capital net inflows of $1.2 billion, which were comprised of $3.8 billion of gross inflows and $2.6 billion of gross outflows, and performance-related depreciation of $281.5 million. The inflows came from a diverse mix of investors globally. We believe that unsettled market conditions in 2011 and longer internal decision-making processes on the part of institutional investors impacted the pace of new capital commitments to the hedge fund industry generally and to the Och-Ziff funds during the 2011 third quarter. Additionally, our real estate funds and various other assets that we manage with longer than one-year performance measurement periods comprised a meaningful portion of gross inflows in the nine months ended September 30, 2011. The outflows were driven by a variety of factors influencing our fund investors.

Assets Under Management by Fund

	September 30,
	2012	2011
	(dollars in thousands)
OZ Master Fund	$21,415,017	$20,046,463
OZ Europe Master Fund	1,989,515	2,436,412
OZ Asia Master Fund	1,448,294	1,622,089
OZ Global Special Investments Master Fund	1,040,426	986,409
Other(1)	5,375,793	3,716,197

Total	$31,269,045	$28,807,570

(1)	Includes real estate funds, credit funds and other alternative investment vehicles we manage.

OZ Master Fund

The $1.4 billion year-over-year increase in assets under management for the OZ Master Fund was driven by positive investment performance during each quarter and capital net inflows in the fourth quarter of 2011. These increases were partially offset by capital net outflows experienced in the first three quarters of 2012.

OZ Europe Master Fund

The $446.9 million year-over-year decrease in assets under management for the OZ Europe Master Fund was driven by capital net outflows experienced in each quarter and performance-related depreciation in the fourth quarter of 2011 and the second quarter of 2012. These decreases were partially offset by positive investment performance in the first and third quarters of 2012.

OZ Asia Master Fund

The $173.8 million year-over-year decrease in assets under management for the OZ Asia Master Fund was driven by capital net outflows experienced in the first three quarters of 2012 and performance-related depreciation in the fourth quarter of 2011 and the second quarter of 2012. These decreases were partially offset by positive investment performance during the first and third quarters of 2012 and capital net inflows in the fourth quarter of 2011.

OZ Global Special Investments Master Fund

The $54.0 million year-over-year increase in the assets under management for the OZ Global Special Investments Master Fund was driven by positive investment performance in the fourth quarter of 2011 and the first and third quarters of 2012, partially offset by capital net outflows experienced in each quarter and performance-related depreciation in the second quarter of 2012.

Other

The $1.7 billion year-over-year increase in the assets under management in our other funds was primarily due to the launch of our first CLO that closed in July 2012, as well as growth in our dedicated credit platforms.

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

	Net Return for the Three Months Ended September 30,		Net Return for the Nine Months Ended September 30,
	2012	2011	2012	2011
OZ Master Fund	3.5%	-3.8%	8.6%	-0.5%
OZ Europe Master Fund	3.0%	-5.3%	6.4%	-3.5%
OZ Asia Master Fund	1.9%	-4.9%	4.2%	-3.6%
OZ Global Special Investments Master Fund	2.4%	-3.6%	7.5%	2.7%

OZ Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Master Fund’s return before management fees and incentive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Convertible and Derivative Arbitrage	3%	0%	6%	43%
Corporate Credit	18%	27%	21%	1%
Long/Short Equity Special Situations	34%	43%	29%	-30%
Merger Arbitrage	-1%	2%	1%	5%
Private Investments	2%	11%	3%	-20%
Structured Credit	45%	16%	41%	115%
Other	-1%	1%	-1%	-14%

Total	100%	100%	100%	100%

OZ Europe Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Europe Master Fund’s return before management fees and incentive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Convertible and Derivative Arbitrage	1%	-5%	2%	-50%
Corporate Credit	43%	21%	39%	-26%
Long/Short Equity Special Situations	29%	32%	32%	117%
Merger Arbitrage	-1%	4%	3%	-14%
Private Investments	-11%	33%	-17%	62%
Structured Credit	38%	14%	41%	-25%
Other	1%	1%	0%	36%

Total	100%	100%	100%	100%

OZ Asia Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Asia Master Fund’s return before management fees and incentive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Convertible and Derivative Arbitrage	8%	6%	11%	-4%
Corporate Credit	24%	8%	33%	-26%
Long/Short Equity Special Situations	45%	72%	54%	159%
Merger Arbitrage	-2%	-2%	-3%	-11%
Private Investments	31%	14%	9%	-56%
Other	-6%	2%	-4%	38%

Total	100%	100%	100%	100%

OZ Global Special Investments Master Fund

The table below presents a summary of each investment strategy’s contribution to the OZ Global Special Investments Master Fund’s return before management fees and incentive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Corporate Credit	6%	3%	10%	12%
Long/Short Equity Special Situations	19%	37%	14%	-15%
Merger Arbitrage	0%	1%	1%	1%
Private Investments	8%	30%	18%	47%
Structured Credit	68%	30%	59%	64%
Other	-1%	-1%	-2%	-9%

Total	100%	100%	100%	100%

Understanding Our Results

Revenues

Our operations have been financed primarily by cash flows generated by our business. Our principal sources of revenues are management fees and incentive income. For any given period, our revenues are influenced by the amount of our assets under management, the investment performance of our funds and the timing of when we recognize incentive income for certain assets under management as discussed below.

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

For any given quarter, our revenues will be influenced by the combination of assets under management and the investment performance of our funds. For the first three quarters of each year, our revenues will be primarily comprised of the management fees we have earned for each respective quarter or incentive income for assets under management for which the measurement period expired in that quarter, such as assets subject to three-year performance measurement periods, or assets which are redeemed. In the fourth quarter, our revenues will be primarily comprised of the management fees we have earned for the quarter, as well as incentive income related to the full-year investment performance generated on assets under management that are subject to annual measurement periods, or for other assets under management for which the measurement period expired in that quarter.

Management Fees. Management fees typically range from 1.5% to 2.5% annually of assets under management in our hedge funds. In our real estate funds and credit funds, management fees typically range from 0.75% to 1.5% based on the amount of capital committed to these platforms by our fund investors. Our average management fee rate in the third quarter of 2012 was approximately 1.62%. This average rate takes into account the effect of non-fee paying assets under management, as well as our real estate funds, credit funds, CLO and other alternative investment vehicles we manage. Management fees are generally calculated and paid to us on a quarterly basis at the beginning of the quarter, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions.

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

The performance measurement period for most of our assets under management is on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31. We may recognize incentive income during the first three quarters of the year related to assets subject to three-year performance measurement periods for which the measurement period has expired (including the rollover of a portion of these assets into one-year measurement periods upon the conclusion of the initial three-year measurement period), as well as assets in our real estate funds, credit funds and certain other funds we manage. Additionally, we may recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to us to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be recognized by us until the end of the relevant performance measurement period (if at all). Finally, we may also recognize incentive income related to fund investor redemptions during the first three quarters of the year.

The performance measurement periods with respect to approximately 22.8% of our assets under management as of September 30, 2012 are longer than one year. Approximately 39% of these assets are in the OZ Master Fund and subject to three-year performance measurement periods. The three-year performance measurement period with respect to approximately 49% of these assets will expire in the fourth quarter of 2012. Incentive income related to assets subject to three-year performance measurement periods is generally not earned until the end of the three-year period and is based on the cumulative performance over the three-year period. The remaining assets under management with performance measurement periods longer than one year are related to our real estate funds, credit funds, CLO and other alternative investment vehicles we manage. Incentive income related to these funds is generally not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these assets, as well as those with three-year performance measurement periods, is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark.

Income of Consolidated Och-Ziff Funds. Revenues recorded as income of consolidated Och-Ziff funds consist of interest income, dividend income and other miscellaneous items.

Expenses

Compensation and Benefits. Compensation and benefits is comprised of salaries, benefits, payroll taxes, discretionary and guaranteed cash bonus expense and equity-based compensation, primarily in the form of RSUs and Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings (including Och-Ziff Operating Group A Units granted in connection with the conversion of Och-Ziff Operating Group D Units). Compensation and benefits also includes allocations to the Och-Ziff Operating Group D Units, which are not considered equity under GAAP, and are allocated income on a pro rata basis with the Och-Ziff Operating Group A Units, which are held by our executive managing directors and the Ziffs, and the Och-Ziff Operating Group B Units, which are held by our intermediate holding companies. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising the majority of total compensation and benefits. These cash bonuses are funded by total annual revenues, which are significantly influenced by the incentive income we earn for the year. Annual discretionary cash bonuses in a year with no significant high-water marks in effect are generally determined and expensed in the fourth quarter each year.

In August 2012, we adopted The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan (the “PIP”), whereby participating executive managing directors (the “Eligible Pre-IPO Partners”) may be eligible to receive discretionary grants of annual performance awards (“Performance Awards”) over a five-year period commencing in 2013. Performance Awards may be satisfied in Och-Ziff Operating Group D Units (“Performance Unit Awards”) and may also be satisfied in cash (“Performance Cash Awards”). The Eligible Pre-IPO Partners, collectively, may be granted an aggregate of up to 3,628,907 Och-Ziff Operating Group D Units per year, if a determination is made for each such year to award the maximum number of Performance Unit Awards to all of the Eligible Pre-IPO Partners. The Eligible Pre-IPO Partners, collectively, may also be eligible to receive discretionary annual Performance Cash Awards if we earn incentive income in the relevant year. The maximum aggregate amount of Performance Cash Awards that may be awarded to all of the Eligible Pre-IPO Partners, collectively, for each year will be capped at 10% of our incentive income earned during that year, up to a maximum of $52.4 million. See Note 8 to our consolidated financial statements included in this quarterly report for additional information regarding the PIP.

Reorganization Expenses. Prior to the 2007 Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization.” As part of the Reorganization, interests in the Och-Ziff Operating Group held by our executive managing directors and the Ziffs were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash Reorganization expenses. These expenses are generally being amortized through 2012 on a straight-line basis over a five-year vesting period following the 2007 Offerings. Assuming no material forfeitures or reallocations, the estimated future Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units held by our executive managing directors are expected to be approximately $201.5 million for the remainder of 2012.

Interest Expense. Amounts included within interest expense relate primarily to interest expense on the indebtedness outstanding under a delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”), which is a LIBOR-based, variable-rate borrowing. The LIBOR interest rate on our Delayed Draw Term Loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. Prior to the repayment of the indebtedness outstanding under the term loan entered into in connection with the 2007 Offerings (the “2007 Term Loan”) and our aircraft loan in June 2012, interest expense also included interest on those LIBOR-based, variable-rate borrowings.

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

Results of Operations

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Management fees	$125,896	$128,516	$375,470	$378,206
Incentive income	8,081	8,058	27,716	21,891
Other revenues	291	603	875	1,639
Income of consolidated Och-Ziff funds	33,705	12,228	83,258	33,362

Total Revenues	$167,973	$149,405	$487,319	$435,098

Total revenues for the quarter-to-date period increased $18.6 million primarily due to the following:

•

A $21.5 million increase in income of consolidated Och-Ziff funds. The majority of this income is allocated to noncontrolling interests, as we only have minimal ownership interest, if any, in each of these funds. A portion of this income may be allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•	A $2.6 million offsetting decrease in management fees primarily due to lower average management fee rates on our assets under management in 2012 compared to 2011 as discussed below.

Total revenues for the year-to-date period increased $52.2 million primarily due to the following:

•

A $49.9 million increase in income of consolidated Och-Ziff funds. The majority of this income is allocated to noncontrolling interests, as we only have minimal ownership interest, if any, in each of these funds. A portion of this income may be allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•

A $5.8 million increase in incentive income driven by $11.3 million of incentive income recognized in the second quarter of 2012 related to assets under management subject to three-year performance measurement periods. Partially offsetting this increase was a $6.0 million decrease related to tax distributions taken in the first quarter of 2011 that did not recur in the first quarter of 2012.

•

A $2.7 million offsetting decrease in management fees primarily due to a $4.6 million decrease in Other Operations driven by a catch-up in the first three quarters of 2011 for additional investors in our second domestic real estate fund. These investors were charged management fees retroactively to the initial closing of the fund. The decrease was partially offset by higher management fees in the Och-Ziff Funds segment.

Our average management fee rate decreased to 1.62% in the third quarter of 2012 from 1.66% in the third quarter of 2011. This decrease was primarily due to growth in our dedicated credit platforms and other longer-term assets under management, as well as the launch of our first CLO, each of which generally have lower management fee rates than our traditional hedge fund products.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Compensation and benefits	$44,934	$53,374	$127,125	$173,822
Reorganization expenses	398,503	408,594	1,195,335	1,213,761
Interest expense	1,793	1,714	4,248	5,605
General, administrative and other	30,642	11,105	91,842	63,529

Expenses of consolidated Och-Ziff funds	2,268	2,379	7,319	6,309

Total Expenses	$478,140	$477,166	$1,425,869	$1,463,026

Total expenses for the quarter-to-date period increased by $974 thousand primarily due to the following:

•

A $19.5 million increase in general, administrative and other expenses primarily due to a $15.0 million increase in expense related to the change in tax receivable agreement liability and a $2.7 million increase in professional services fees. The remaining increase was driven by a net increase in other miscellaneous expenses.

•

An $8.4 million offsetting decrease in compensation and benefits primarily due to the following: (i) a $13.4 million decrease in equity-based compensation driven by the vesting of a large number of RSUs in November 2011. These RSUs were mostly granted in connection with our IPO and were subject to a four-year vesting period. Also driving the decrease in equity-based compensation was a $6.1 million decrease in the amortization of Och-Ziff Operating Group A Units due to a $3.0 million decrease related to the acceleration of amortization related to the departure of an executive managing director in the third quarter of 2011 and a $2.8 million decrease due to a shorter amortization period in 2011 compared to 2012 on certain unvested Och-Ziff Operating Group D Units (non-equity interests) that were converted into Och-Ziff Operating Group A Units; (ii) a $2.3 million offsetting increase in guaranteed bonus expense; (iii) a $1.5 million offsetting increase in salaries and benefits due in part to the increase in our worldwide headcount from 431 as of September 30, 2011 to 453 as of September 30, 2012; and (iv) a $1.2 million increase in amounts allocated to the Och-Ziff Operating Group D Units due to an increase in the number of Och-Ziff Operating Group D Units outstanding.

•

A $10.1 million offsetting decrease in Reorganization expenses primarily due to lower amortization of Och-Ziff Operating Group A Units that were forfeited by former executive managing directors and subsequently reallocated to the remaining executive managing directors, generally at a lower grant-date fair value. Also contributing to the decrease was the acceleration of $4.6 million of Reorganization expenses of certain Och-Ziff Operating Group A Units related to the departure of a certain former executive managing director in the third quarter of 2011.

Total expenses for the year-to-date period decreased by $37.2 million primarily due to the following:

•

A $46.7 million decrease in compensation and benefits primarily due to the following: (i) a $48.6 million decrease in equity-based compensation driven by the vesting of a large number of RSUs in November 2011 discussed above. Also driving the decrease in equity-based compensation was an $8.2 million decrease in the amortization of Och-Ziff Operating Group A Units primarily due to a $4.2 million one-time charge taken in the second quarter of 2011 related to the conversion of vested Och-Ziff Operating Group D Units (non-equity interests) into Och-Ziff Operating Group A Units and a $1.8 million decline in amortization of certain Och-Ziff Operating Group A Units due to a change in the vesting requirements related to a certain executive managing director; (ii) a $4.7 million decrease in guaranteed bonus expense; (iii) a $4.4 million offsetting increase in salaries and benefits due in part to the increase in our worldwide headcount discussed above; and (iv) a $2.2 million increase in amounts allocated to the Och-Ziff Operating Group D Units due to an increase in the number of Och-Ziff Operating Group D Units outstanding.

•

An $18.4 million decrease in Reorganization expenses primarily due to lower amortization of Och-Ziff Operating Group A Units that were forfeited by former executive managing directors and subsequently reallocated to the remaining executive managing directors generally at a lower grant-date fair value. Also contributing to the decrease was the acceleration of $4.6 million of Reorganization expenses of certain Och-Ziff Operating Group A Units related to the departure of a certain former executive managing director in the third quarter of 2011. Partially offsetting this decrease was a reversal of $6.1 million in the second quarter of 2011 related to the forfeiture of Och-Ziff Operating Group A Units by a former executive managing director.

•

A $28.3 million offsetting increase in general, administrative and other expenses primarily due to the following: (i) a $14.8 million increase in expense related to the change in tax receivable agreement; (ii) a $3.9 million increase in recurring placement and related service fees; (iii) a $3.5 million increase in professional services fees; (iv) a $2.0 million increase in information processing and communication costs; and (v) $1.4 million of commitment fees recognized in 2012 related to the undrawn portion of our Delayed Draw Term Loan that were incurred prior to the drawdown in June 2012. The remaining increase was driven by a net increase in other miscellaneous expenses.

Other Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$317	$201	$29	$413
Change in deferred income of consolidated Och-Ziff funds	(16,450)	(262)	(38,877)	(3,237)
Net gains (losses) of consolidated Och-Ziff funds	56,286	(14,158)	141,562	(2,959)

Total Other Income (Loss)	$40,153	$(14,219)	$102,714	$(5,783)

Total other income for the quarter-to-date period increased by $54.4 million primarily due to the following:

•

A $70.4 million increase in net gains of consolidated Och-Ziff funds. The majority of these net gains are allocated to noncontrolling interests, as we only have minimal ownership interest, if any, in each of these funds. A portion of these net gains is allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•

A $16.2 million offsetting decrease in other income resulting from the change in deferred income of consolidated funds. This change was driven by the increase in income and net gains of consolidated Och-Ziff funds discussed above. We defer our incentive income allocation from these funds until the performance measurement period ends and any incentive income allocated to us is no longer subject to repayment.

Total other income for the year-to-date period increased by $108.5 million primarily due to the following:

•

A $144.5 million increase in net gains of consolidated Och-Ziff funds. The majority of these net gains are allocated to noncontrolling interests, as we only have minimal ownership interest, if any, in each of these funds. A portion of these net gains is allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•

A $35.6 million offsetting decrease in other income resulting from the change in deferred income of consolidated funds. This change was driven by the increase in income and net gains of consolidated Och-Ziff funds discussed above. We defer our incentive income allocation from these funds until the performance measurement period ends and any incentive income allocated to us is no longer subject to repayment.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Income taxes	$19,127	$24,317	$46,022	$42,356

Income tax expense decreased by $5.2 million for the quarter-to-date period and increased by $3.7 million for the year-to-date period. The decrease for the quarter-to-date period was primarily due to a $9.5 million decrease related to the impact of income tax rate changes at the state and local level in 2011 compared to 2012, as well as a $1.0 million decrease related to RSUs. Partially offsetting these decreases was a $3.9 million increase due to higher profitability and an increase in our ownership of the Och-Ziff Operating Group, and a $3.1 million increase related to a true-up upon the finalization of our 2011 income tax returns. The increase for the year-to-date period was primarily due to a $9.4 million increase due to higher profitability and an increase in our ownership of the Och-Ziff Operating Group, as well as the $3.1 million increase related to the true-up discussed above. Partially offsetting these increases was an $8.9 million decrease related to the impact of income tax rate changes at the state and local level in 2011 compared to 2012.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of -7.1% for the three months ended September 30, 2012 and 2011, compared to an effective tax rate of -5.5% and -4.1% for the nine months ended September 30, 2012 and 2011, respectively.

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

As of and for the three and nine months ended September 30, 2012 and 2011, we were not required to establish a liability for uncertain tax positions.

Net Loss Allocated to Noncontrolling Interests

The following table presents the components of the net loss allocated to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(231,234)	$(268,155)	$(689,883)	$(814,795)
Consolidated Och-Ziff funds	69,010	(5,591)	173,146	17,891
Other	592	573	1,374	2,787

Total	$(161,632)	$(273,173)	$(515,363)	$(794,117)

The amount of net loss allocated to noncontrolling interests for the quarter-to-date period decreased $111.5 million primarily due to a $74.6 million increase in the amount of net income allocated to the consolidated Och-Ziff funds and a $36.9 million decrease in the amount of net loss allocated to the Och-Ziff Operating Group A Units. The amount of net loss allocated to noncontrolling interests for the year-to-date period decreased $278.8 million primarily due to a $155.3 million increase in the amount of net income allocated to the consolidated Och-Ziff funds and a $124.9 million decrease in the amount of net loss allocated to the Och-Ziff Operating Group A Units.

The decrease in net loss allocated to the Och-Ziff Operating Group A Units was driven by a decrease in the executive managing directors’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units from 74.8% as of September 30, 2011 to 67.2% as of September 30, 2012. As a result, a larger share of losses of the Och-Ziff Operating Group was allocated to us rather than the Och-Ziff Operating Group A Units. Also contributing to the decrease in net loss allocated to the Och-Ziff Operating Group A Units was higher profitability in the Och-Ziff Operating Group. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net income (loss) in future periods as income (losses) of the Och-Ziff Operating Group are allocated to these interests. The increases in net income allocated to the consolidated Och-Ziff funds was driven primarily by the increase in income and net gains of consolidated Och-Ziff funds discussed above.

Net Loss Allocated to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders	$(127,509)	$(93,124)	$(366,495)	$(281,950)

The amount of net loss allocated to Class A Shareholders increased by $34.4 million for the quarter-to-date period and $84.5 million for the year-to-date period, primarily due to an increase in our ownership interest in the Och-Ziff Operating Group. The increase in ownership interest was driven by the 2011 Offering, the issuance of Class A Shares for vested RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result, a larger share of the losses of the Och-Ziff Operating Group was allocated to us. Partially offsetting the increase in net loss allocated to Class A Shareholders was higher profitability in the Och-Ziff Operating Group.

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

As a result of the adjustments described above, as well as an adjustment to present management fees net of recurring placement and related service fees (rather than considering these fees an expense), management fees, compensation and benefits, non-compensation expenses and net income (loss) allocated to noncontrolling interests as presented on an Economic Income basis are also non-GAAP measures. No adjustments to the GAAP basis have been made for incentive income, other revenues and net gains (losses) on joint ventures. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” at the end of this MD&A.

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

Economic Income Revenues (Non-GAAP)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$119,087	$2,923	$122,010	$121,107	$3,170	$124,277
Incentive Income	8,081	—	8,081	8,058	—	8,058
Other revenues	289	2	291	562	41	603

Total Economic Income Revenues	$127,457	$2,925	$130,382	$129,727	$3,211	$132,938

Economic Income revenues for the quarter-to-date period decreased $2.6 million primarily due to a $2.3 million decline in management fees, primarily in the Och-Ziff Funds segment. This change was primarily due to lower average management fee rates on our assets under management in 2012 compared to 2011. Our average management fee rate decreased to 1.62% in the third quarter of 2012 from 1.66% in the third quarter of 2011. This change was primarily due to growth in our dedicated credit platforms and other longer-term assets under management, as well as the launch of our first CLO, each of which generally have lower management fee rates than our traditional hedge fund products.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$355,442	$7,669	$363,111	$355,333	$12,243	$367,576
Incentive Income	27,716	—	27,716	21,891	—	21,891
Other revenues	770	105	875	1,454	185	1,639

Total Economic Income Revenues	$383,928	$7,774	$391,702	$378,678	$12,428	$391,106

Economic Income revenues for the year-to-date period increased $596 thousand primarily due to higher incentive income in the Och-Ziff Funds segment, driven by $11.3 million of incentive income recognized in the second quarter of 2012 related to assets under management subject to three-year performance measurement periods. Partially offsetting this increase was a $6.0 million decrease in incentive income related to tax distributions taken in the first quarter of 2011 that did not recur in the first quarter of 2012. The increase was also partially offset by a $4.5 million decrease in management fees, primarily in Other Operations, driven by a catch-up in the first three quarters of 2011 for additional investors in our second domestic real estate fund. These investors were charged management fees retroactively to the initial closing of the fund.

Economic Income Expenses (Non-GAAP)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$22,322	$939	$23,261	$23,270	$953	$24,223
Non-compensation expenses	25,352	240	25,592	20,902	878	21,780

Total Economic Income Expenses	$47,674	$1,179	$48,853	$44,172	$1,831	$46,003

Economic Income expenses for the quarter-to-date period increased $2.9 million primarily due to the following:

•

A $3.8 million increase in non-compensation expenses, primarily driven by the Och-Ziff Funds segment, due to a $2.7 million increase in professional services. The remaining increase was driven by a net increase in other miscellaneous expenses. The ratio of non-compensation expenses to management fees increased from 18% in the third quarter of 2011 to 21% in the third quarter of 2012 as non-compensation expenses increased year-over-year while management fees decreased.

•

A $962 thousand offsetting decrease in compensation and benefits, primarily in the Och-Ziff Funds segment, which was driven by a $2.4 million decrease in guaranteed bonus expense, partially offset by an increase of $1.5 million in salaries and benefits. The increase in salaries and benefits was due in part to the increase in our worldwide headcount from 431 as of September 30, 2011 to 453 as of September 30, 2012. The ratio of salaries and benefits to management fees increased from 15% in the third quarter of 2011 to 17% in the third quarter of 2012 as salaries and benefits increased year-over-year while management fees decreased.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$63,123	$2,856	$65,979	$67,942	$2,789	$70,731
Non-compensation expenses	72,152	1,166	73,318	61,873	3,049	64,922

Total Economic Income Expenses	$135,275	$4,022	$139,297	$129,815	$5,838	$135,653

Economic Income expenses for the year-to-date period increased $3.6 million primarily due to the following:

•

An $8.4 million increase in non-compensation expenses, primarily driven by the Och-Ziff Funds segment, driven by the following: (i) a $3.5 million increase in professional services fees; (ii) a $2.1 million increase in information processing and communication expenses; and (iii) $1.4 million of commitment fees recognized in 2012 related to the undrawn portion of our Delayed Draw Term Loan that were incurred prior to the drawdown in June 2012. The remaining increase was driven by a net increase in other miscellaneous expenses. These increases were partially offset by a $1.4 million decrease in interest expense resulting from the pay down of our outstanding indebtedness in November 2011. The ratio of non-compensation expenses to management fees increased from 18% for the nine months ended September 30, 2011 to 20% for the nine months ended September 30, 2012 as non-compensation expenses increased year-over-year while management fees decreased.

•

A $4.8 million decrease in compensation and benefits, primarily in the Och-Ziff Funds segment, which was driven by a $9.1 million decrease in guaranteed bonus expense, partially offset by an increase of $4.4 million in salaries and benefits. The increase in salaries and benefits was due in part to the increase in our worldwide headcount. The ratio of salaries and benefits to management fees increased from 15% for the nine months ended September 30, 2011 to 16% for the nine months ended September 30, 2012 as salaries and benefits increased year-over-year while management fees decreased.

Other Economic Income Items (Non-GAAP)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains on joint ventures	$258	$—	$258	$81	$152	$233
Net income allocated to noncontrolling interests	$1	$(502)	$(501)	$—	$(547)	$(547)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$37	$(111)	$(74)	$285	$94	$379
Net income allocated to noncontrolling interests	$1	$(1,177)	$(1,176)	$—	$(2,324)	$(2,324)

Net gains (losses) on joint ventures represents our share of the net gains (losses) on joint ventures established to expand certain of our private investments platforms.

Economic Income (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$80,042	$85,636	$248,691	$249,148
Other Operations	1,244	985	2,464	4,360

Total Company	$81,286	$86,621	$251,155	$253,508

Economic Income decreased $5.3 million for the quarter-to-date period and $2.4 million for the year-to-date period. The decrease for both periods was driven by an increase in non-compensation expenses and a decrease in management fees, partially offset by decreases in compensation and benefits expenses. Partially offsetting the decrease in Economic Income for the year-to-date period was an increase in incentive income.

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

Historically, management fees have been more than sufficient to cover all of our “fixed” operating expenses, which we define as salaries and benefits and our non-compensation costs. As explained above under “—Understanding Our Results—Revenues—Incentive Income,” we may recognize incentive income during the first three quarters of the year related to fund investor redemptions during the period. We may also recognize incentive income on assets subject to three-year performance measurement periods for which the measurement period has expired (including the rollover of a portion of these assets into one-year measurement periods upon the conclusion of the initial three-year measurement period), as well as assets in our real estate funds, credit funds and certain other funds we manage. Additionally, we may recognize incentive income for tax distributions related to these assets as discussed in “—Understanding Our Results—Revenues— Incentive Income.”

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

Beginning in 2013, the Eligible Pre-IPO Partners may be eligible to receive discretionary annual Performance Cash Awards each year for a five-year period, if we earn incentive income in the relevant year. The maximum aggregate amount of Performance Cash Awards that may be awarded to all of the Eligible Pre-IPO Partners, collectively, for each year will be capped at 10% of our incentive income earned during that year, up to a maximum of $52.4 million. Whether any Performance Cash Award is awarded to any Eligible Pre-IPO Partner in a particular year, and the amount of such awards, shall be determined by the Compensation Committee of the Board in its sole discretion, based on recommendations from Mr. Och for that year. See Note 8 to our consolidated financial statements included in this quarterly report for additional information regarding this plan.

Based on our past results, management’s experience and our current level of assets under management, we believe that our existing cash resources, together with the cash generated from management fees, will be sufficient to meet our anticipated fixed operating expenses and other working capital needs for at least the next 12 months. As we have done historically, we will determine the amount of discretionary cash bonuses during the fourth quarter of each year and intend to fund this amount through total annual revenues. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.

We may use cash on hand to repay borrowings under the Delayed Draw Term Loan in part prior to the maturity date, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of the maturity date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by entering into new credit facilities, which could result in higher borrowing costs, or by raising cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new credit facilities that we may be able to enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted. See “—Debt Obligations” for more information regarding our Delayed Draw Term Loan.

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

Debt Obligations

In June 2012, we refinanced the indebtedness outstanding under our 2007 Term Loan, as well as the $10.7 million indebtedness outstanding under our aircraft loan. A $384.5 million borrowing under the Delayed Draw Term Loan was used to fund these refinancings, with the balance being used for general corporate purposes. A $6.5 million borrowing under the facility was made in November 2011 to fund a portion of the 2007 Term Loan repurchased and retired in connection with the 2011 Offering. As of September 30, 2012, the total indebtedness outstanding under the Delayed Draw Term Loan was $389.0 million.

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

The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the credit agreement) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of September 30, 2012, we were in compliance with these covenants.

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

The Delayed Draw Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio (as defined in the credit agreement) of 4.0 to 1.0 and no default or event of default has occurred and is continuing. As of September 30, 2012, the Och-Ziff Operating Group had not incurred any unsecured indebtedness. We will not be permitted to make distributions from the Och-Ziff Operating Group to our Class A Shareholders or the holders of Och-Ziff Operating Group A Units if we are in default under the Delayed Draw Term Loan.

The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains (or losses) on investments and dividends and interest from investments. As of September 30, 2012, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

As of September 30, 2012, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $768.2 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of the intermediate corporate taxpaying entities and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

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

Dividends and Distributions

The following table presents the cash dividends declared on our Class A Shares in 2012 and the related cash distributions to our executive managing directors and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors and the Ziffs (dollars in thousands)
November 19, 2012	November 12, 2012	$0.12	$48,806
August 20, 2012	August 13, 2012	$0.14	$57,635
May 21, 2012	May 14, 2012	$0.10	$42,686
February 28, 2012	February 21, 2012	$0.04	$15,245

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

Additionally, RSUs outstanding as of September 30, 2012 accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividends. The dividend equivalents will be paid if and when the related RSUs vest. Our Board of Directors has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We currently withhold shares to satisfy the tax withholding obligations of holders of vested RSUs and dividend equivalents, which results in the use of cash from operations or borrowings to satisfy these tax-withholding payments.

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

Our cash distribution policy has certain risks and limitations, particularly with respect to our liquidity. Although we expect to pay distributions according to our policy, we may not make distributions according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the distribution. Moreover, if the Och-Ziff Operating Group’s cash flows from operations are insufficient to enable it to make required minimum tax distributions discussed above, the Och-Ziff Operating Group may have to borrow funds or sell assets, and thus our liquidity and financial condition could be materially adversely affected. Furthermore, by paying cash distributions rather than investing that cash in our businesses, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our obligations, operations, new investments or unanticipated capital expenditures, should the need arise. In such event, we may not be able to execute our business and growth strategy to the extent intended.

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

Cash Flows Analysis

Operating Activities. Net cash from operating activities was $(148.1) million and $361.8 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in net cash from operating activities was primarily due to lower incentive income in 2011 compared to 2010, as incentive income is generally collected from our funds and paid out as dividends and distributions during the first quarter of the following year. Additionally, net cash from operating activities also declined due to the investment activities of the consolidated funds, as these entities are investment companies for GAAP purposes, and therefore their investment-related cash flows are classified within operating activities. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders. In both periods, net cash flows from operating activities also included the collection of current-year management fees, less interest expense and other cash operating expenses.

Investing Activities. There were no significant changes in the net cash used in investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.

Financing Activities. Net cash from financing activities was $185.6 million and $(306.7) million for the nine months ended September 30, 2012 and 2011, respectively. The increase in net cash from financing activities was primarily due to a $384.5 million drawdown under the Delayed Draw Term Loan, which was used primarily to refinance the $364.6 million indebtedness outstanding under the 2007 Term Loan and the $10.7 million indebtedness outstanding under our aircraft loan. The increase in net cash from financing activities was also driven by an increase in capital contributions by fund investors into the consolidated funds (noncontrolling interests), as cash flows from financing activities include contributions from and distributions to the fund investors in our consolidated funds. These increases in net cash from financing activities were partially offset by a decline in distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units, as well as a decline in dividends paid to our Class A Shareholders. We paid dividends to our Class A Shareholders of $39.4 million in the first nine months of 2012 compared to $94.9 million in the first nine months of 2011, and paid distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units of $112.7 million in the first nine months of 2012 compared to $362.4 million in the first nine months of 2011. These decreases in dividends and distributions were primarily due to lower incentive income in 2011 compared to 2010. Incentive income in a given year is generally collected from our funds and paid out as dividends and distributions during the first quarter of the following year.

Contractual Obligations

In June 2012, we refinanced the indebtedness outstanding under our 2007 Term Loan and our aircraft loan. A $384.5 million borrowing under the Delayed Draw Term Loan was used to fund these refinancings, with the balance being used for general corporate purposes. The table below presents the required principal payments due under the Delayed Draw Term Loan, our only outstanding long-term indebtedness following the refinancing of our 2007 Term Loan and our aircraft loan, as well as expected future interest payments based on the LIBOR rates that were in effect as of September 30, 2012. There have been no other significant changes to the contractual obligations reported in our Annual Report.

	October 2012 - December 2012	2013 - 2014	2015 - 2016	Total
	(dollars in thousands)
Long-term debt	$973	$7,693	$380,349	$389,015
Estimated interest on long-term debt based on LIBOR at September 30, 2012	$1,888	$14,496	$13,495	$29,879

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

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

Fair Value of Investments

The valuation of investments held by our funds is the most critical estimate made by management impacting our results. Pursuant to specialized accounting for investment companies under GAAP, investments held by the Och-Ziff funds are carried at their estimated fair values. The valuation of investments held by our funds has a significant impact on our results, as our management fees and incentive income are generally determined based on the fair value of these investments.

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

•

Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value for assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. The types of assets and liabilities that would generally be included in this category include equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt securities, certain OTC derivatives, residential and commercial mortgage-backed securities, asset-backed securities and collateralized debt obligations.

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

As of September 30, 2012, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 47% within Level I; approximately 16% within Level II; and approximately 37% within Level III. As of December 31, 2011, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 20% within Level II; and approximately 32% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

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

As of September 30, 2012, the only assets and liabilities carried at fair value in our consolidated balance sheet were the investment holdings of the consolidated Och-Ziff funds. The majority of the investments held by the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).

The following table presents our net economic exposure to these Level III investments:

September 30, 2012
(dollars in thousands)
Level III assets and liabilities (net) of consolidated Och-Ziff funds	$1,362,216
Less: Level III assets and liabilities (net) for which we do not bear economic exposure	(1,358,636)

Net Economic Exposure to Level III Assets and Liabilities (net)	$3,580

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

For additional information regarding the impact that the fair value measurement of assets under management has on our results, please see “Part I—Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of the relationship of the holders of variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, such as redemptions by all unaffiliated investors in any fund and modifications to fund organizational documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Additionally, management continually reconsiders whether we are a variable interest entity’s primary beneficiary who would consolidate such entity.

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

Och-Ziff Corp generated taxable income of $79.2 million in the first nine months of 2012 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 10-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported net losses on a GAAP basis, and expect to continue to report a GAAP net loss on an annual basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. As of September 30, 2012, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $31.0 billion as of October 1, 2012, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

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

As of September 30, 2012, we had $141.3 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $133.4 million of net operating losses available to offset future taxable income for state income tax purposes and $123.8 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of September 30, 2012, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. We have, however, determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $8.2 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to GAAP that went into effect during the first nine months of 2012 is expected to have an impact on our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

None of the changes to GAAP that are not yet effective is expected to have an impact on our future trends.

Economic Income Reconciliations

The following tables present the reconciliations of Economic Income to our GAAP net loss allocated to Class A Shareholders for the periods presented in this MD&A:

	Three Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(128,661)	$1,152	$(127,509)
Reorganization expenses	398,503	—	398,503
Net loss allocated to the Och-Ziff Operating Group A Units	(231,234)	—	(231,234)
Income taxes	19,126	1	19,127
Equity-based compensation	16,200	19	16,219
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	3,643	—	3,643
Depreciation and amortization	2,217	189	2,406
Change in tax receivable agreement liability	(1,519)	—	(1,519)
Other	1,767	(117)	1,650

Economic Income—Non-GAAP	$80,042	$1,244	$81,286

	Three Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(97,070)	$3,946	$(93,124)
Reorganization expenses	408,594	—	408,594
Net loss allocated to the Och-Ziff Operating Group A Units	(268,155)	—	(268,155)
Equity-based compensation	32,855	(3,222)	29,633
Income taxes	24,175	142	24,317
Change in tax receivable agreement liability	(16,512)	—	(16,512)
Depreciation and amortization	2,201	188	2,389
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	(1,054)	—	(1,054)
Other	602	(69)	533

Economic Income—Non-GAAP	$85,636	$985	$86,621

	Nine Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(368,727)	$2,232	$(366,495)
Reorganization expenses	1,195,335	—	1,195,335
Net loss allocated to the Och-Ziff Operating Group A Units	(689,883)	—	(689,883)
Equity-based compensation	50,236	58	50,294
Income taxes	46,013	9	46,022
Depreciation and amortization	6,523	562	7,085
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	6,608	—	6,608
Change in tax receivable agreement liability	(1,570)	—	(1,570)
Other	4,156	(397)	3,759

Economic Income—Non-GAAP	$248,691	$2,464	$251,155

	Nine Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(286,238)	$4,288	$(281,950)
Reorganization expenses	1,213,761	—	1,213,761
Net loss allocated to the Och-Ziff Operating Group A Units	(814,795)	—	(814,795)
Equity-based compensation	99,001	(65)	98,936
Income taxes	42,574	(218)	42,356
Change in tax receivable agreement liability	(16,357)	—	(16,357)
Depreciation and amortization	6,694	559	7,253
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	2,170	—	2,170
Other	2,338	(204)	2,134

Economic Income—Non-GAAP	$249,148	$4,360	$253,508

Economic Income Revenues

The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$122,973	$2,923	$125,896	$125,346	$3,170	$128,516
Adjustment to management fees(1)	(3,886)	—	(3,886)	(4,239)	—	(4,239)

Management fees—Economic Income Basis—Non-GAAP	119,087	2,923	122,010	121,107	3,170	124,277
Incentive income(2)	8,081	—	8,081	8,058	—	8,058
Other revenues(2)	289	2	291	562	41	603

Total Economic Income Revenues—Non-GAAP	$127,457	$2,925	$130,382	$129,727	$3,211	$132,938

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$367,801	$7,669	$375,470	$365,963	$12,243	$378,206
Adjustment to management fees(1)	(12,359)	—	(12,359)	(10,630)	—	(10,630)

Management fees—Economic Income Basis—Non-GAAP	355,442	7,669	363,111	355,333	12,243	367,576
Incentive income(2)	27,716	—	27,716	21,891	—	21,891
Other revenues(2)	770	105	875	1,454	185	1,639

Total Economic Income Revenues—Non-GAAP	$383,928	$7,774	$391,702	$378,678	$12,428	$391,106

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.
(2)	These items are presented on a GAAP basis, accordingly no adjustments to or reconciliations of these items are presented.

Economic Income Expenses

The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$43,976	$958	$44,934	$55,643	$(2,269)	$53,374
Adjustment to compensation and benefits(1)	(21,654)	(19)	(21,673)	(32,373)	3,222	(29,151)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$22,322	$939	$23,261	$23,270	$953	$24,223

Interest expense and general, administrative and other expenses—GAAP	$32,006	$429	$32,435	$11,752	$1,067	$12,819
Adjustment to interest expense and general, administrative and other expenses(2)	(6,654)	(189)	(6,843)	9,150	(189)	8,961

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$25,352	$240	$25,592	$20,902	$878	$21,780

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$124,211	$2,914	$127,125	$171,098	$2,724	$173,822
Adjustment to compensation and benefits(1)	(61,088)	(58)	(61,146)	(103,156)	65	(103,091)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$63,123	$2,856	$65,979	$67,942	$2,789	$70,731

Interest expense and general, administrative and other expenses—GAAP	$94,362	$1,728	$96,090	$65,526	$3,608	$69,134
Adjustment to interest expense and general, administrative and other expenses(2)	(22,210)	(562)	(22,772)	(3,653)	(559)	(4,212)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$72,152	$1,166	$73,318	$61,873	$3,049	$64,922

(1)	Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. Additionally, the full amount of deferred cash compensation and expenses related to compensation arrangements based on annual investment performance is recognized on the date it is determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on our performance in the year of the award.
(2)	Adjustment to exclude depreciation, amortization and changes in the tax receivable agreement liability, as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Other Economic Income Items

The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$317	$—	$317	$49	$152	$201
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(59)	—	(59)	32	—	32

Net Gains on Joint Ventures(2)	$258	$—	$258	$81	$152	$233

Net income (loss) allocated to noncontrolling interests—GAAP	$(187,039)	$25,407	$(161,632)	$(276,194)	$3,021	$(273,173)
Adjustment to net income (loss) allocated to noncontrolling interests(3)	187,038	(24,905)	162,133	276,194	(2,474)	273,720

Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(1)	$502	$501	$—	$547	$547

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures—GAAP	$140	$(111)	$29	$319	$94	$413
Adjustment to net gains (losses) on investments in Och-Ziff funds and joint ventures(1)	(103)	—	(103)	(34)	—	(34)

Net Gains (Losses) on Joint Ventures(2)	$37	$(111)	$(74)	$285	$94	$379

Net income (loss) allocated to noncontrolling interests—GAAP	$(610,998)	$95,635	$(515,363)	$(817,277)	$23,160	$(794,117)
Adjustment to net income (loss) allocated to noncontrolling interests(3)	610,997	(94,458)	516,539	817,277	(20,836)	796,441

Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(1)	$1,177	$1,176	$—	$2,324	$2,324

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains (losses) to be reflective of our operating performance.
(2)	Represents the net gains (losses) on joint ventures established to expand certain of our private investments platforms.
(3)	Adjustment to exclude amounts allocated to the executive managing directors and the Ziffs on their interests in the Och-Ziff Operating Group, as management reviews operating performance at the Och-Ziff Operating Group level. We conduct substantially all of our activities through the Och-Ziff Operating Group. Additionally, the impact of the consolidated Och-Ziff funds, including the allocation of earnings (losses) to investors in those funds, is also removed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our hedge funds and committed or invested capital for our real estate and certain other funds. A 10% change in the fair value of the investments held by our funds as of September 30, 2012 would result in a change of approximately $2.9 billion in our assets under management. A 10% change in the fair value of the investments held by our funds as of December 31, 2011 would have resulted in a change of approximately $2.7 billion in our assets under management.

A 10% change in the fair value of the investments held by our funds as of October 1, 2012 (the date management fees are calculated for the fourth quarter), would impact our annual management fees by approximately $11.6 million. A 10% change in the fair value of the investments held by our funds as of January 1, 2012, would have impacted our annual management fees by approximately $11.4 million.

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

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of September 30, 2012 and December 31, 2011, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our debt obligations bear interest at rates indexed to LIBOR. We estimate that as of September 30, 2012 and December 31, 2011, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net loss allocated to Class A Shareholders or Economic Income.

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of September 30, 2012 and December 31, 2011, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net loss allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas and costs related to each. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business” in our Annual Report.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2012, we issued 1,555,498 Class A Shares in exchange for an equal number of Och-Ziff Operating Group A Units to the Ziffs. The Och-Ziff Operating Group A Units surrendered by the Ziffs were automatically canceled upon the exchange. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units were pursuant to the terms of the exchange agreement, which was entered into concurrent with our IPO, by and among Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, the executive managing directors and the Ziffs. The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(a)(2) of Securities Act.

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

Dated: November 5, 2012

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director