Form 10-K
period 2012-12-31
Och-Ziff Capital Management Group LLC
filed 2013-02-28
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $1.1 billion. As of February 15, 2013, there were 147,890,265 Class A Shares and 285,136,394 Class B Shares outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the 2013 annual meeting of Och-Ziff Capital Management Group LLC’s shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

Available Information

Och-Ziff Capital Management Group LLC files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” with the Securities and Exchange Commission, which we refer to as the “SEC.” We make available free of charge on our website (www.ozcap.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website in the “Class A Shareholders – Corporate Governance” section are charters for our Audit Committee; Compensation Committee; and Nominating, Corporate Governance and Conflicts Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary.

Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov) or may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

References to “Class A Shares” refer to our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the New York Stock Exchange, which we refer to as the “NYSE.” References to “Class B Shares” refer to Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly traded, are currently held solely by our executive managing directors and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares.

References to our “IPO” refer to our initial public offering of 36.0 million Class A Shares that occurred in November 2007. References to the “2007 Offerings” refer collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned subsidiary of Dubai International Capital LLC, which we refer to as “DIC.” References to the “2011 Offering” refer to our public offering of 33.3 million Class A Shares in November 2011.

References to “our funds” or the “Och-Ziff funds” refer to the multi-strategy funds, credit funds, collateralized loan obligations (“CLOs”), real estate funds and other alternative investment vehicles for which we provide asset management services. References to “Special Investments” refer to investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance.

No statements herein, available on our website or in any of the materials we file with the SEC constitute, or should be viewed as constituting, an offer of any Och-Ziff fund.

Forward-Looking Statements

Some of the statements under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which we refer to as “MD&A,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this annual report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Exchange Act that reflect our current views with respect to, among other things, future events and financial performance. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” “opportunity,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve,” “see,” “think,” “position” or the negative version of those words or other comparable words.

Any forward-looking statements contained herein are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.

We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions, including Euro-zone sovereign debt issues; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; conditions impacting the alternative asset management industry; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.

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

There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. The forward-looking statements contained in this annual report are made only as of the date of this report. We do not undertake to update any forward-looking statement because of new information, future developments or otherwise.

PART I

Item 1.	Business

Business Description

Founded in 1994 by Daniel S. Och, we are one of the largest institutional alternative asset managers in the world, with approximately $33.1 billion in assets under management as of February 1, 2013. We serve the investment needs of a diversified institutional base, providing asset management services through our funds, which pursue a broad range of global investment opportunities. We currently manage multi-strategy funds, credit funds, CLOs, real estate funds and other alternative investment vehicles.

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

We have built an experienced investment management team around the world. As of December 31, 2012, we had 468 employees worldwide, including 137 investment professionals and 20 executive managing directors, working from our headquarters in New York City and offices in London, Hong Kong, Beijing and Mumbai. Our London office houses our European investment team and our Hong Kong office houses the majority of our Asian investment team.

We conduct substantially all of our operations through our one reportable segment, the Och-Ziff Funds segment, which provides asset management services to our hedge funds and other alternative investment vehicles. Our Other Operations are primarily comprised of our real estate business, which provides asset management services to our real estate funds. See Note 15 to our consolidated financial statements included in this annual report for additional information regarding the Och-Ziff Funds segment.

Our primary sources of revenues are management fees, which are based on the amount of our assets under management, and incentive income, which is based on the investment performance of our funds. Accordingly, for any given period, our revenues will be driven by the combination of assets under management and the investment performance of the Och-Ziff funds.

Funds Overview

Our assets under management are generally invested on a multi-strategy basis, across multiple geographies, although certain of our funds are focused on specific strategies and geographies. We have always limited our use of leverage to generate investment performance, with an emphasis on preservation of capital.

The following chart presents the composition of our assets under management by fund as of December 31, 2012:

The following chart presents the composition of our assets under management by geography as of January 1, 2013(1):

(1)	The North American exposure includes the United States, Canada, Central America and South America. The European exposure includes Africa and the Middle East. The Asian exposure includes Australia and New Zealand.

Multi-Strategy Funds

As of December 31, 2012, we managed approximately $27.8 billion of assets under management in our multi-strategy funds, or 85% of our total assets under management. These funds seek to generate consistent, positive, absolute returns across market cycles, with low volatility compared to the equity markets.

Our four main multi-strategy funds are described below. As of December 31, 2012, these funds comprised approximately 80% of our assets under management.

•

OZ Master Fund is our flagship, global, multi-strategy fund. The OZ Master Fund opportunistically allocates capital between the underlying investment strategies described below in North America, Europe and Asia. The OZ Master Fund’s European and Asian investments mirror those made in the OZ Europe Master Fund and the OZ Asia Master Fund, respectively. As of January 1, 2013, the OZ Master Fund’s geographic allocation was 65% in North America, Central America and South America, 21% in Europe, Africa and the Middle East and 14% in Asia, Australia and New Zealand.

•	OZ Europe Master Fund is a multi-strategy fund that opportunistically allocates capital between the underlying investment strategies described below in Europe, Africa and the Middle East.

•	OZ Asia Master Fund is a multi-strategy fund that opportunistically allocates capital between the underlying investment strategies described below in Asia, Australia and New Zealand.

•

OZ Global Special Investments Master Fund allocates capital globally to private investments, as well as to the other strategies described below. This fund has a higher concentration of investments that tend to be longer term than the investments we make in our other multi-strategy funds. The majority of the capital in this fund belongs to the executive managing directors of our firm.

The portfolio composition of our multi-strategy funds is determined by evaluating what we believe are the best market opportunities for each fund, consistent with each fund’s goal of diversification and capital preservation. The primary investment strategies we employ in these funds include the following:

•

Convertible and derivative arbitrage, which takes advantage of price discrepancies between convertible and derivative securities and the underlying equity or other security. These investments may be made at multiple levels of an entity’s capital structure to profit from valuation or other pricing discrepancies;

•

Corporate credit, which includes a variety of credit-based strategies, such as high-yield debt investments in distressed businesses and investments in bank loans and senior secured debt. Corporate credit also includes providing mezzanine financing and structuring creative capital solutions;

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

The chart below presents the composition, by strategy (excluding residual assets attributable to redeeming investors), of the OZ Master Fund as of January 1, 2013, which represents the majority of our assets under management.

Credit Funds

As of December 31, 2012, we managed approximately $2.4 billion of assets under management in our dedicated credit funds. These funds make investments in a broad range of structured and corporate credit assets, primarily in the United States and Europe. The investment professionals who manage the structured and corporate credit strategies in our multi-strategy funds also manage our dedicated credit funds, enabling our investors to take advantage of our investment expertise in these asset classes. The investment process for these funds follows the same research-driven investment process that is pursued in our other investment strategies.

CLOs

As of December 31, 2012, we managed approximately $985.9 million of assets under management in our CLOs. CLOs are collateralized financing vehicles that issue notes to investors and use those proceeds to acquire various types of credit-related investments that serve as collateral for the notes. The more senior notes have a stated interest rate and interest is due periodically, while the most subordinated notes have no stated interest rate but are entitled to any of the excess cash flows from the underlying collateral after fees and expenses.

Real Estate Funds

As of December 31, 2012, we managed approximately $891.8 million of assets under management in our real estate funds. These funds generally make investments in commercial and residential real estate in North America, including real property, multi-property portfolios, real estate related joint ventures, real estate operating companies and other real estate related assets.

Investment Management Process

Our approach to asset management today is based on the same fundamental elements that we have employed since our firm was founded in 1994. Our objectives are to create long-term value for our fund investors by generating consistent, positive, absolute returns while protecting investor capital, and to develop new, carefully considered investment opportunities. Our extensive experience, combined with the consistency of our approach to investing and risk management, has been integral to extending our performance history. Our investment and risk management processes benefit from our dedicated and experienced investment teams operating out of our offices worldwide. Our portfolio managers, who are executive managing directors of the firm, combine qualitative judgment gained from their extensive experience with quantitative analysis in order to effectively manage our investment process.

Our approach to investing is defined by certain common elements:

•

Consistent, positive, absolute returns.    Our investment process focuses on generating consistent, positive, absolute returns across market cycles with low volatility compared to the broader markets. Our goal is to preserve capital during periods of market decline and produce competitive investment performance in rising markets. We seek to generate fund returns without relying on asset concentration or market direction.

•

Multi-strategy approach.    Our funds invest across multiple strategies and geographies, with no predetermined commitments of capital. Portfolio composition is determined by selecting what we believe are the best market opportunities, consistent with the investment objectives for each of our funds. Our ability to invest in multiple strategies worldwide enables us to adjust our portfolio allocations as market conditions change.

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

Our Risk Committee oversees our risk management processes. The Risk Committee meets regularly to review, among other information, sophisticated risk analysis, including the results of stress testing our portfolios under numerous scenarios. The Risk Committee also considers other general risks, including, but not limited to, global economic, geopolitical, counterparty and operational risks. Additionally, our portfolio managers meet with our analysts daily to review inherent risks associated with the individual positions in each fund.

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

The table below sets forth, as of December 31, 2012, the net annualized return, volatility and Sharpe Ratio of the OZ Master Fund, the Och-Ziff Multi-Strategy Composite (as defined below), the S&P 500 Index and the MSCI World Index, and is provided for illustrative purposes only. The OZ Master Fund includes every strategy and geography in which the Och-Ziff funds invest and constituted approximately 67% of our assets under management as of December 31, 2012. Our other funds implement geographical or strategy focused investment programs. The investment performance for our other funds varies from those of the OZ Master Fund, and that variance may be material. The performance reflected in the table below is not necessarily indicative of the future results of the OZ Master Fund. There can be no assurance that any Och-Ziff fund will achieve comparable results.

Past performance is no indication or guarantee of future results.

	1 Year	3 Years	5 Years	Since OZ Master Fund Inception (January 1, 1998)	Since Och-Ziff Multi-Strategy Composite Inception (April 1, 1994)
Net Annualized Return through December 31, 2012
OZ Master Fund Composite[1]	11.56%	6.41%	4.52%	9.65%	n/a
Och-Ziff Multi-Strategy Composite[2]	11.56%	6.41%	4.52%	9.65%	13.18%
S&P 500 Index[3]	16.00%	10.87%	1.66%	4.47%	8.46%
MSCI World Index[3]	16.42%	6.95%	-0.92%	3.81%	6.20%
Volatility—Standard Deviation (Annualized)[4]
OZ Master Fund Composite[1]	2.21%	3.49%	6.00%	5.05%	n/a
Och-Ziff Multi-Strategy Composite[2]	2.21%	3.49%	6.00%	5.05%	5.47%
S&P 500 Index[3]	10.52%	15.30%	19.04%	16.24%	15.48%
MSCI World Index[3]	10.80%	13.95%	18.11%	15.34%	14.55%
Sharpe Ratio[5]
OZ Master Fund Composite[1]	5.11	1.76	0.63	1.33	n/a
Och-Ziff Multi-Strategy Composite[2]	5.11	1.76	0.63	1.33	1.77
S&P 500 Index[3]	1.50	0.69	0.05	0.09	0.32
MSCI World Index[3]	1.50	0.48	-0.09	0.06	0.19

(1)

The returns shown represent the composite performance of all feeder funds that comprise the OZ Master Fund since the inception of the OZ Master Fund on January 1, 1998 (collectively, the “Master Fund Composite”). The Master Fund Composite is calculated using the total return of all feeder funds net of all fees and expenses (except incentive income on unrealized gains attributable to investments that the Company, as investment manager, determines lack a readily ascertainable fair value, are illiquid or otherwise should be held until the resolution of a special event or circumstance (“Special Investments”) that could reduce returns on these investments at the time of realization), and includes the reinvestment of all dividends and other income. Performance includes realized and unrealized gains and losses attributable to Special Investments and initial public offering investments that are not allocated to all investors in the feeder funds. Investors that were not allocated Special Investments and/or initial public offering investments may experience materially different returns. The Master Fund Composite is not available for direct investment.

(2)	The Och-Ziff Multi-Strategy Composite (the “Multi-Strategy Composite”) is provided as supplemental information to the Master Fund Composite. The Multi-Strategy Composite represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since our inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies we followed. Furthermore, the composition of the investment strategies we follow are subject to our discretion and have varied materially since inception and are expected to vary materially in the future.

(3)	These comparisons show the returns of the S&P 500 Index (SPTR) and the MSCI World Index (GDDLWI) (the “Broader Market Indices”) against the Master Fund Composite and the Multi-Strategy Composite. These comparisons are intended solely for illustrative purposes to show a historical comparison of the Master Fund Composite and the Multi-Strategy Composite to the broader equity markets, as represented by the Broader Market Indices, and should not be considered as an indication of how the OZ Master Fund or the feeder funds will perform relative to the Broader Market Indices in the future. The Broader Market Indices are not performance benchmarks of the OZ Master Fund or the feeder funds. Neither the OZ Master Fund nor the feeder funds are managed to correlate in any way with the returns or composition of the Broader Market Indices, which are unmanaged. It is not possible to invest in an unmanaged index. You should not assume that there is any material overlap between the securities underlying the Master Fund Composite or the Multi-Strategy Composite and those that comprise the Broader Market Indices. The S&P 500 Index is an equity index owned and maintained by Standard & Poor’s, a division of McGraw-Hill, whose value is calculated as the free float-weighted average of the share prices of 500 large-capitalization corporations listed on the NYSE and NASDAQ. The MSCI World Index is a free float-adjusted market capitalization weighted index owned and maintained by MSCI Inc. that is designed to measure the equity market performance of developed markets. Returns of the Broader Market Indices have not been reduced by fees and expenses associated with investing in securities and include the reinvestment of dividends.

(4)	Standard Deviation is a statistical measure of volatility that measures the fluctuation of the monthly rates of return against the average return.

(5)	Sharpe Ratio represents a measure of the excess return of a portfolio over the risk-free rate. The Sharpe Ratio is calculated by subtracting the risk-free rate from the composite returns, and dividing that amount by the standard deviation of the returns. The risk-free rate of return used in computing the Sharpe Ratio is the one-month U.S. dollar London Interbank Offered Rate compounded monthly throughout the periods presented.

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

Industry Overview

The asset management business involves investing capital on behalf of institutional and individual investors in exchange for contracted fees and other performance-driven income. The industry invests trillions of dollars of assets and can be broadly divided into two categories: traditional asset management, such as firms that manage open and closed-end mutual funds, and alternative asset management, such as firms that manage hedge funds and private equity funds.

Alternative Asset Management

Alternative asset management, in general, and managing hedge funds specifically, involves a variety of investment strategies where the common element is the manager’s goal of delivering, within certain risk parameters, investment performance that is typically measured on an absolute return basis. This means that performance is measured not by how well a fund performs relative to a benchmark index, but rather by how well the fund performs in absolute terms. Alternative asset managers typically earn management fees based on the value of the assets they manage and incentive income based on the investment performance they generate on those assets. These managers typically run pooled investment vehicles that are not subject to the investment limitations of traditional mutual funds, and may employ a wide variety of strategies to achieve their investment objectives. Alternative asset managers strive to produce positive investment returns with low volatility, regardless of the direction and volatility of the broader capital markets.

Hedge Funds

The term “hedge funds” generally refers to privately held collective investment vehicles managed by alternative asset managers, such as Och-Ziff. Hedge funds differ from traditional investment vehicles, such as mutual funds, by the strategies they employ and the asset classes in which they invest. Asset classes in which hedge funds may invest are very broad and include liquid and illiquid securities, derivative instruments, asset- and mortgage-backed securities and a variety of other non-traditional assets, such as distressed securities and infrastructure investments, among others. Hedge funds generally have no predetermined investment parameters and are generally not precluded from making large investments that are concentrated by asset class, industry sector, geography or market directionality. Hedge funds are also generally not precluded from employing a variety of instruments, including swaps, options, futures and short sales to mitigate risk or synthetically create investment exposures.

The demand for exposure to alternative asset managers by institutional investors has been the primary driver of the hedge fund industry’s historical growth. Institutional demand has resulted from several factors, including the pursuit of higher absolute returns with low volatility compared to the capital markets, and the desire to diversify investment portfolios. Alternative investment strategies still account for a relatively small portion of all institutional assets, signifying potential opportunity for future growth.

The following table presents the cumulative capital allocated to the hedge fund industry over the last ten years:

Historical Hedge Fund Assets Under Management

(dollars in billions as of December 31)

Source: Hedge Fund Research

During 2012, hedge funds experienced growth in assets under management, driven by a combination of investment performance and capital net inflows. Capital inflows in 2012 decreased compared with those in the prior year. Political and macroeconomic uncertainty globally weighed on investor confidence during the year, which adversely impacted the pace of new capital flows to the industry. Capital flows to the industry in 2012 were approximately half the levels seen in 2011. Additionally, we believe that the ongoing rotation of capital out of fund-of-funds and into direct investing strategies affected the pace of flows to the industry. Investment performance among hedge funds was impacted during 2012 by periods of higher volatility resulting from political and macroeconomic uncertainties globally.

Och-Ziff’s Historical Assets Under Management(1)

(dollars in billions as of December 31)

(1)	Includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of the after-tax proceeds from the 2007 Offerings. As of December 31, 2012, approximately 9% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 32% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. For the period from 2002 through 2004, total assets under management do not include assets externally managed by an affiliated investment adviser pursuant to a joint venture arrangement.

Competitive Environment

The asset management industry is intensely competitive, and we expect that it will remain so. We face competition in all aspects of our business globally. Examples include attracting institutional investors and assets under management, pursuing attractive investment opportunities in all of our underlying strategies and in all geographies, and hiring and retaining professionals in all areas of our business. We compete globally for investment opportunities, investor capital and talent. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of these competitors continue to raise capital to pursue investment strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. Our competitive position depends on our reputation, our investment performance and processes, our ability to continue to offer innovative investment products, the breadth of our infrastructure and our ability to continue to attract and retain qualified employees while managing compensation and other costs. For additional information regarding the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Business—Competitive pressures in the asset management business could materially adversely affect our business and results of operations.”

Competitive Strengths

Our business was built on certain fundamental elements that we believe are differentiating competitive strengths. They continue to define Och-Ziff today. As such, we view these elements as important to our ability to retain and attract new assets under management and, over time, increase our market share of new capital flows to the hedge fund industry.

•

Alignment of interests.    We structure our business to align our firm’s interests with those of the investors in our funds. Investments by our executive managing directors and employees comprise a meaningful portion of our total assets under management. Additionally, all of our executive managing directors have an ownership interest in the firm and receive distributions that are directly tied to the firm’s profitability.

•

Employee and executive managing director equity ownership.    We have a history of hiring highly talented and experienced employees across all areas of our business, and developing them into senior roles as managing directors and executive managing directors. As of December 31, 2012, we had 20 executive managing directors, each of whom has an ownership interest in the firm, and 50 managing directors whose compensation structure includes receiving a portion of any bonus compensation in equity that vests over time. We believe the number of senior personnel we have, and their breadth of equity ownership, sets us apart in our industry and ensures the continuity and stability of our firm.

•

Team-based culture.    We evaluate executive managing directors and employee contributions and have designed our compensation structure based on a “one-firm” approach, which encourages internal cooperation and the sharing of ideas. We are a global organization and we have fostered a culture that allows us to allocate capital and evaluate investment opportunities on a firm-wide basis, focusing on the best ideas and opportunities available. This collaborative approach emphasizes the success of our firm as a whole.

•

Global presence.    Our ability to opportunistically invest worldwide is an important element of diversifying our portfolios and managing risk. Our dedicated and experienced investment professionals operate from our offices globally and have a long history of investing on an international scale.

•

Synergies among investment strategies.    Our funds invest across a broad range of asset classes and geographies. Our investment professionals have extensive experience and many are specialized by strategy, industry sector or asset class. This fosters consistent interaction among the investment professionals across our strategies and creates synergies that add to our market insight and ability to identify attractive investment opportunities.

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

Our executive managing directors and employees collectively are the single largest investor in our funds, comprising approximately 9% of our total assets under management as of January 1, 2013. The single largest unaffiliated investor in our funds accounted for approximately 6% of our total assets under management as of January 1, 2013, and the top five unaffiliated fund investors accounted, in the aggregate, for approximately 17%. These percentages exclude the $985.9 million of assets under management in our CLOs, which are held by various types of investors.

The chart below presents the composition of our fund investor base by type across our funds (excluding investors in our CLOs) as of January 1, 2013:

The following chart presents the composition of our fund investor base by region across our funds (excluding investors in our CLOs) as of January 1, 2013:

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

Och-Ziff Capital Management Group LLC currently has two classes of shares outstanding: Class A Shares and Class B Shares.

Class A Shares.    Class A Shares represent Class A limited liability company interests in Och-Ziff Capital Management Group LLC. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2012, represent 34.4% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon exchange of Och-Ziff Operating Group A Units (as defined below) by our executive managing directors and the Ziffs, as described below, and upon vesting of equity awards granted under our Amended and Restated 2007 Equity Incentive Plan.

Class B Shares.    Class B Shares have no economic rights and are not publicly traded, but rather entitle the holders of record to one vote per share on all matters submitted to a vote of our shareholders. The Class B Shares are held solely by our executive managing directors and provide them with a voting interest in Och-Ziff Capital Management Group LLC commensurate with their economic interest in our business in the form of Och-Ziff Operating Group A Units. Each executive managing director holding Och-Ziff Operating Group A Units holds an equal number of Class B Shares. Upon a grant of Och-Ziff Operating Group A Units to an executive managing director, an equal number of Class B Shares is also granted to such executive managing director. Upon the exchange by an executive managing director of an Och-Ziff Operating Group A Unit for a Class A Share as further discussed below, the corresponding Class B Share is canceled. While the Ziffs hold Och-Ziff Operating Group A Units, they do not hold any Class B Shares.

As of December 31, 2012, the Class B Shares represent 65.6% of our total combined voting power. Our executive managing directors have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability, or (ii) such time as our executive managing directors hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of our shareholders.

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

The Och-Ziff Operating Group currently consists of OZ Management, OZ Advisors I and OZ Advisors II. All of our interests in OZ Management and OZ Advisors I are held through Och-Ziff Corp. All of our interests in OZ Advisors II are held through Och-Ziff Holding. Each intermediate holding company is the sole general partner of the applicable Och-Ziff Operating Group entity and, therefore, generally controls the business and affairs of such entity. All of the equity interests in the Och-Ziff Operating Group are represented by Och-Ziff Operating Group A Units and Och-Ziff Operating Group B Units.

The Och-Ziff Operating Group A Units and Och-Ziff Operating Group B Units have no preference or priority over other securities of the Och-Ziff Operating Group (other than the Och-Ziff Operating Group D Units to the extent described below) and, upon liquidation, dissolution or winding up, will be entitled to any assets remaining after payment of all debts and liabilities of the Och-Ziff Operating Group

Och-Ziff Operating Group A Units.    Prior to the 2007 Offerings, our executive managing directors and the Ziffs collectively held all of the interests in the Och-Ziff Operating Group. In connection with and prior to the 2007 Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization.” As part of the

Reorganization, each executive managing director’s and the Ziffs’ interests in an Och-Ziff Operating Group entity were reclassified as Class A operating group units, which represent common equity interests in the respective Och-Ziff Operating Group entity. One Class A operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group A Unit.” In addition, some of the Och-Ziff Operating Group D Units (described below) issued to our executive managing directors subsequent to the IPO have since been converted into Och-Ziff Operating Group A Units.

Our executive managing directors and the Ziffs own 100% of the Och-Ziff Operating Group A Units, which as of December 31, 2012, represent a 67.0% equity interest in the Och-Ziff Operating Group. Och-Ziff Operating Group A Units are exchangeable for our Class A Shares on a one-for-one basis, subject to minimum retained ownership requirements by our executive managing directors and certain exchange rate adjustments for splits, unit distributions and reclassifications. Och-Ziff Operating Group A Units granted to our executive managing directors in connection with the Reorganization were generally subject to ratable annual vesting through November 2012.

In August 2012, our executive managing directors approved new transfer restrictions that will generally limit their ability to transfer or exchange their Och-Ziff Operating Group A Units. In 2013 and 2014, these transfer restrictions will allow our executive managing directors, including those who were executive managing directors at the time of our IPO in 2007 (the “Pre- IPO Partners”) to exchange Och-Ziff Operating Group A Units representing up to 10% of their vested partnership interests in the Och-Ziff Operating Group per year (determined on a cumulative basis) and to sell any resulting Class A Shares with the approval of the Exchange Committee. In 2015, the Exchange Committee will determine in its sole discretion whether to allow any additional exchanges of Och-Ziff Operating Group A Units and sales of any resultant Class A Shares by any of our executive managing directors for each year from 2015 through 2017, provided that such exchanges will generally not exceed 10% of an executive managing director’s vested partnership interests in the Och-Ziff Operating Group per year (determined on a cumulative basis). Prior to the adoption of these modifications, our executive managing directors would have been entitled to exchange up to 75% of their vested Och-Ziff Operating Group A Units and sell the resultant Class A Shares.

Och-Ziff Operating Group B Units.    We contributed our proceeds from the 2007 Offerings to our intermediate holding companies, which in turn contributed those proceeds to each of the Och-Ziff Operating Group entities in exchange for Class B operating group units in each such entity. One Class B operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group B Unit.” Each intermediate holding company holds a general partner interest and Och-Ziff Operating Group B Units in each Och-Ziff Operating Group entity that it controls. Our intermediate holding companies own 100% of the Och-Ziff Operating Group B Units, which, as of December 31, 2012, represent a 33.0% equity interest in the Och-Ziff Operating Group. The Och-Ziff Operating Group B Units are economically identical to the Och-Ziff Operating Group A Units held by our executive managing directors and the Ziffs and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.

Och-Ziff Operating Group D Units.    Subsequent to our IPO, we issued Class D operating group units to new executive managing directors in connection with their admission to the Och-Ziff Operating Group, as well as in connection with subsequent performance-related grants. Commencing in 2013, we may also issue up to 3,628,907 Class D operating group units each year over a five-year period to participating executive managing directors, which we refer to as our “Eligible Pre-IPO Partners,” under The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan, which we refer to as the “PIP.”

One Class D operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group D Unit.” The Och-Ziff Operating Group D Units are non-equity, limited partner profits interests that are only entitled to share in residual assets upon liquidation, dissolution or winding up to the extent that there has been a threshold amount of appreciation or gain in the value of the Och-Ziff Operating Group subsequent to issuance of the units. The Och-Ziff Operating Group D Units convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. Allocations to these interests are recorded within compensation and benefits in our consolidated statements of comprehensive loss.

The diagram below depicts our organizational structure as of December 31, 2012(1):

Executive Managing Directors
Public Shareholders
100% Class B Shares
* no economic rights in Och-Ziff Capital Management Group LLC
* 65.6% of total combined voting power in Och-Ziff Capital Management Group LLC(3)
100% Class A Shares
* 100% of economic rights in Och-Ziff Capital Management Group LLC
* 33.0% indirect equity interest in Och-Ziff Operating Group
* 34.4% of total combined voting power in Och-Ziff Capital Management Group LLC
Executive Managing Directors and Ziffs(2)
Och-Ziff Capital Management Group LLC (NYSE: OZM)
100% Och-Ziff Operating Group A Units
* 67.0% of the equity interests in Och-Ziff Operating Group
* limited partner interest
* exchangeable for Och-Ziff Capital Management Group LLC Class A Shares (subject to vesting, minimum retained ownership requirements and transfer restrictions)
100%
100%
Och-Ziff Corp
Och-Ziff Holding
Sole General Partner
100% Och-Ziff Operating Group B Units
* 33.0% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units
* 33.0% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units
* 33.0% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Och-Ziff Operating Group(4)(5)
OZ Management
OZ Advisors I
OZ Advisors II

(1)	This diagram does not give effect to 6,813,173 Class A restricted share units, or “RSUs,” that were outstanding as of December 31, 2012, and which were granted to our executive managing directors, managing directors, other employees and the independent members of our Board of Directors.

(2)	Mr. Och, the other executive managing directors and the Ziffs hold Och-Ziff Operating Group A Units representing 34.6%, 28.3% and 4.1%, respectively, of the equity in the Och-Ziff Operating Group, excluding the 2,418,576 Class A Shares collectively owned directly by Mr. Och and certain other executive officers. Our executive managing directors also hold Class C Non-Equity Interests and Och-Ziff Operating Group D Units as described below in notes (4) and (5).

(3)	Mr. Och holds Class B Shares representing 36.1% of the voting power of our Company and the other executive managing directors hold Class B Shares representing 29.5% of the voting power of our Company. Our executive managing directors have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. In addition, Mr. Och controls an additional 0.5% of the combined voting power through his direct ownership of 1,957,071 Class A Shares. The Ziffs do not hold any of our Class B Shares and, therefore, will only have voting power in our Company to the extent they exchange their Och-Ziff Operating Group A Units for Class A Shares and retain such Class A Shares.

(4)	Not presented in the diagram above are Class C Non-Equity Interests, which are non-equity interests in the Och-Ziff Operating Group entities. No holder of Class C Non-Equity Interests will have any right to receive distributions on such interests. Our executive managing directors hold all of the Class C Non-Equity Interests, which may be used for discretionary income allocations, including the cash element of any discretionary annual performance awards paid to our executive managing directors. References to bonuses throughout this annual report include any Class C Non-Equity Interests distributions.

(5)	Not presented in the diagram above are Och-Ziff Operating Group D Units, which represent an approximately 1.2% profits interest in the Och-Ziff Operating Group, and are not considered equity interests for GAAP purposes. Our executive managing directors hold all of the Och-Ziff Operating Group D Units.

Our Fund Structure

Our funds are typically organized using a “master-feeder” structure. This structure is commonly used in the hedge fund industry and calls for the establishment of one or more U.S. or non-U.S. “feeder” funds, which are managed by us but are separate legal entities and have different structures and operations designed for distinct groups of investors. Fund investors, including our executive managing directors, employees and other related parties, invest directly into our feeder funds. These feeder funds hold direct or indirect interests in a “master” fund that, together with its subsidiaries, is the primary investment vehicle for its feeder funds. Our funds are managed by the Och-Ziff Operating Group. Any of our existing or future funds may invest using any alternative structure that is deemed useful or appropriate.

Employees

As of December 31, 2012, our worldwide headcount was 468 (including 63 in the United Kingdom and 45 in Asia), with 137 investment professionals (including 34 in the United Kingdom and 25 in Asia). As of this date, we had 20 executive managing directors and 50 managing directors.

Regulatory Matters

Our business is subject to extensive regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. As an investment adviser registered under the Investment Advisers Act of 1940, as amended, which we refer to as the “Advisers Act,” and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, which we refer to as “ERISA.” Our European and Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the U.K. Financial Services Authority, the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India. We expect that, when the new U.K. regulatory regime comes into force later in 2013, our U.K. sub-adviser will be subject to regulation by the U.K. Financial Conduct Authority, which will replace the U.K. Financial Services Authority as conduct of business regulator. Currently, governmental authorities in the United States and in the other countries in which we operate have proposed additional disclosure requirements and regulation of hedge funds and other alternative asset managers. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business.”

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

Daniel S. Och, 52, is the founder of the Och-Ziff Capital Management Group. Mr. Och serves as Och-Ziff’s Chief Executive Officer and Chairman of the Board of Directors and the Partner Management Committee. Prior to founding Och-Ziff in 1994, Mr. Och spent eleven years at Goldman, Sachs & Co. He began his career in the Risk Arbitrage Department, and later responsibilities included Head of Proprietary Trading in the Equities Division and Co-Head of U.S. Equities Trading. Mr. Och holds a B.S. in Finance from the Wharton School of the University of Pennsylvania.

Joel M. Frank, 57, is Chief Financial Officer and Senior Chief Operating Officer of Och-Ziff, and is a member of Och-Ziff’s Board of Directors and Partner Management Committee. Prior to joining Och-Ziff at its inception in 1994, Mr. Frank was with Rho Management Company, Inc. as its Chief Financial Officer from 1988 to 1994. He was previously with Manufacturers Hanover Investment Corporation from 1983 to 1988 as Vice President and Chief Financial Officer and with Manufacturers Hanover Trust from 1977 to 1983. Mr. Frank holds a B.B.A. in Accounting from Hofstra University and an M.B.A. in Finance from Fordham University. He is a C.P.A. certified in the State of New York.

David Windreich, 55, is Head of U.S. Investing for Och-Ziff and is a member of Och-Ziff’s Board of Directors and Partner Management Committee. Prior to joining Och-Ziff at its inception in 1994, Mr. Windreich was a Vice

President in the Equity Derivatives Department of Goldman, Sachs & Co. He began his career at Goldman, Sachs & Co. in 1983 and became a Vice President in 1988. Mr. Windreich holds both a B.A. in Economics and an M.B.A. in Finance from the University of California, Los Angeles.

Michael L. Cohen, 41, is Head of European Investing for Och-Ziff, is a member of Och-Ziff’s Partner Management Committee and helps manage Och-Ziff’s London office. Prior to joining Och-Ziff in 1997, Mr. Cohen was with Franklin Mutual Advisory as an Equity Research Analyst and with CS First Boston as an Investment Banking Analyst specializing in the financial services sector. Mr. Cohen holds a B.A. in Economics from Bowdoin College.

Zoltan Varga, 39, is Head of Asian Investing for Och-Ziff, is a member of Och Ziff’s Partner Management Committee and helps manage Och-Ziff’s Hong Kong office. Prior to joining Och-Ziff in 1998, Mr. Varga was with Goldman, Sachs & Co. as an Investment Banking Analyst in the Mergers and Acquisitions Department. Mr. Varga holds a B.A. in Economics from DePauw University.

Harold A. Kelly, 49, is Head of Global Convertible and Derivative Arbitrage for Och-Ziff and is a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 1995, Mr. Kelly spent seven years trading various financial instruments and held positions at Cargill Financial Services Corporation, Eagle Capital Management, Merrill Lynch International, Ltd. and Buchanan Partners, Ltd. Mr. Kelly holds a B.B.A. in Finance and also holds an M.B.A. and a Ph.D. in Business Administration from The University of Georgia.

Jeffrey C. Blockinger, 43, is Chief Legal Officer, Chief Compliance Officer and Secretary of Och-Ziff. Prior to joining Och-Ziff in April 2005, Mr. Blockinger was with Schulte, Roth and Zabel LLP from April 2003 to April 2005, Crowell & Moring LLP from January 2002 to April 2003 and Morgan, Lewis & Bockius LLP from September 1996 to January 2002. Mr. Blockinger holds a B.A. in Political Science from Purdue University and a J.D. from the University of Miami School of Law. Mr. Blockinger is admitted to the bars of New York and the District of Columbia.

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

As a global alternative asset manager, we seek to generate consistent, positive, absolute returns across all market cycles for the investors in our funds. Our ability to do this has been and may be materially impacted by conditions in the global financial markets and economic conditions generally. The financial crisis that began in the second half of 2008 resulted in significant global market turbulence, a lack of liquidity and substantial declines in the values of most asset classes worldwide. While these conditions have generally stabilized and improved since the first quarter of 2009, the global financial markets and economies have not fully recovered, adverse conditions resulting from the crisis continue to persist and certain businesses continue to be negatively impacted by events both leading to and resulting from the crisis. There continues to be broad concern about the trajectory of the global economy, including European sovereign debt issues, geopolitical uncertainties, regulatory uncertainty with respect to the operation of, and certain participants in, the global financial markets, and continued levels of risk averseness within institutional and other investment communities. Conditions affecting global economic and financial conditions are inherently outside of our control, can change rapidly and cannot be predicted, but can adversely impact in a material way our funds’ investment performance and ability to retain and attract new assets under management, which in turn may slow or reduce the long-term growth of our business and adversely impact the price of our Class A Shares. If the prevailing economic, market and business conditions remain uncertain or worsen, we could experience continuing or increased adverse effects on our business, financial condition or results of operations.

The financial crisis had an adverse impact on the hedge fund industry. As a result of the financial crisis and the resultant impact on the hedge fund industry, the industry experienced significant losses in assets under management. While the industry has experienced inflows since 2009, it may not be able to maintain these gains or achieve pre-crisis growth rates, even if market and economic conditions continue to improve. Our business may be adversely impacted by negative trends impacting the hedge fund industry as a whole, including widely publicized scandals involving financial institutions or hedge funds specifically, even if our business operations and infrastructure and fund performance can be positively differentiated from other hedge fund industry participants.

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

Subject to any specific redemption provisions applicable to a fund, investors in our multi-strategy hedge funds may generally redeem their investments in our funds on an annual or quarterly basis following the expiration of a specified period of time (typically between one and three years), although certain investors generally may redeem capital during such specified period upon the payment of a redemption fee and upon giving proper notice. In a declining market, the pace of redemptions and consequent reduction in our assets under management potentially could accelerate. Furthermore, investors in our funds may also invest in funds managed by other alternative asset managers that have restricted or suspended redemptions or may in the future do so. Such investors may redeem capital from our funds, even if our performance is superior to such other alternative asset managers’ performance if they are restricted or prevented from redeeming capital from those other managers.

The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our results of operations, cash flows and business. In 2009, due to factors related to the financial crisis, investors redeemed approximately $9.9 billion from our funds. During 2012, we experienced redemptions of approximately $3.5 billion from our funds. We may continue to experience elevated redemption levels, and if economic and market conditions remain uncertain or worsen, we may once again experience significant redemptions.

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

Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management and the amount of incentive income we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds as of the relevant measurement period, which generally is as of the end of each calendar year; however, as of December 31, 2012, with respect to 21.3% of assets under management, the measurement period can be three years or longer depending on how the assets are invested. The expiration of these measurement periods may occur on dates other than December 31, which, in certain circumstances, may cause increased volatility in our results. Moreover, in a typical year, we determine the amount of our annual discretionary cash bonus during the fourth quarter based on total annual revenues. Because this bonus is variable and discretionary, it can exacerbate the volatility of our results. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the management fee rates we charge our fund investors or due to changes in the values of our funds’ investments, as well as capital inflows or outflows. Changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions may also cause fluctuations in our results from quarter to quarter. Such variability and unpredictability may lead to volatility or declines in the price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period.

The amount of incentive income that may be generated by our funds is uncertain until it is actually crystallized. We generally do not record incentive income in our interim financial statements other than incentive income earned (i) as a result of fund investor redemptions during the interim period, (ii) at the end of the three-year performance measurement period for assets under management subject to a three-year measurement period, (iii) at the end of the performance measurement period for other assets subject to longer-term measurement periods, or (iv) from tax distributions relating to assets with longer-term measurement periods. As a result of these and other factors, our interim results may not be indicative of historical performance or any results that may be expected for a full year.

In addition, all of our hedge funds have “perpetual high-water marks.” This means that if a fund investor experiences losses in a given year, we will not be able to earn incentive income with respect to such investor’s investment unless and until our investment performance surpasses the perpetual high-water mark. The incentive income we earn is therefore dependent on the net asset value of each fund investor’s investment in the fund. Investors in our funds for the year ended December 31, 2011 generally experienced losses, resulting in a high-water mark for such investors. Accordingly, our funds’ investment performance in 2012 had to exceed those high-water marks in order for us to earn incentive income in 2012. As a result, the impact to our 2012 incentive income was approximately $43.6 million. Failure to earn incentive income as a result of these high-water marks may adversely impact our financial condition and operations, including our ability to make distributions to our Class A Shareholders. In addition, incentive income distributions from our real estate and certain other funds is subject to clawback obligations generally measured as of the end of the life of a fund, and therefore we defer this revenue until we are no longer required to repay amounts to a fund to the extent we have received excess incentive income distributions during the life of the fund relative to the aggregate performance of the fund. We cannot predict when realization events will occur or whether, upon occurrence, these investments will be profitable.

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

The asset management business remains intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service and level of desired information provided to fund investors, brand recognition and business reputation. We compete for fund investors, highly qualified talent, including investment professionals, and for investment opportunities with a number of hedge funds, private equity firms, specialized funds, traditional asset managers, commercial banks, investment banks and other financial institutions. A number of factors create competitive risks for us:

•

We compete in an international arena and, to remain competitive, we may need to further expand our business into new geographic regions or new business areas where our competitors may have a more established presence or greater experience and expertise.

•	A number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do.

•

Several of our competitors have raised and continue to raise significant amounts of capital, and many of them have or may pursue investment objectives that are similar to ours, which would create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit.

•

Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we may want to make.

•

Some of our competitors may be subject to less extensive regulation and thus may be better positioned to pursue certain investment objectives and/or be subject to lower expenses related to compliance and regulatory investigations than us.

•	Other industry participants will from time to time seek to recruit our executive managing directors, investment professionals and other professional talent away from us.

We may lose fund investors in the future if we do not match or provide more attractive management fees, incentive income arrangements, structures and terms than those offered by competitors. However, we may experience decreased revenues if we match or provide more attractive management fees, incentive income arrangements, structures and terms offered by competitors. In addition, changes in the global capital markets could diminish the attractiveness of our funds relative to investments in other investment products. This competitive pressure could materially adversely affect our ability to make successful investments and limit our ability to raise future successful funds, either of which would materially adversely impact our business, revenues, results of operations and cash flows.

If our investment performance, including the level and consistency of returns or other performance criteria, does not meet the expectations of our fund investors, it will be difficult for our funds to retain or raise capital and for us to grow our business. Additionally, even if our fund performance is strong, it is possible that we will not be able to attract additional capital. Further, the allocation of increasing amounts of capital to alternative investment strategies over the long term by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving consistent, positive, absolute returns. Competition for fund investors is based on a variety of factors, including:

•	Investment performance.

•	Investor liquidity and willingness to invest.

•	Investor perception of investment managers’ ability, drive, focus and alignment of interest with them.

•	Investor perception of robustness of business infrastructure and financial controls.

•	Transparency with regard to portfolio composition.

•	Investment and risk management processes.

•	Quality of service provided to and duration of relationship with investors.

•	Business reputation, including the reputation of a firm’s investment professionals.

•	Level of fees and incentive income charged for services.

If we are not able to compete successfully based on these and other factors, our assets under management, earnings and revenues may be significantly reduced and our business may be materially adversely affected. Furthermore, if we are forced to compete with other alternative asset managers on the basis of fees, we may not be able to maintain our current management fee and incentive income structures, which drive our revenues and earnings. We have historically competed for fund investors primarily on the investment performance of our funds and our reputation, and not on the level of our fees or incentive income relative to those of our competitors. However, as the alternative asset management sector matures and addresses current market and competitive conditions, there is a risk that management fee and incentive income rates will decline, without regard to the historical performance of a manager. Management fee or incentive income rate reductions on existing or future funds, particularly without corresponding increases in assets under management or decreases in our operating costs, could materially adversely affect our revenues and profitability.

Even if we are able to compete successfully based on the factors noted above, it is possible we could lose assets under management to our competitors. During the financial crisis, for example, many investors in our funds were also investors in funds managed by other alternative asset managers that restricted or suspended redemptions for a period of time. During that period of time, investors redeemed assets from our funds due, we believe, to their inability to obtain liquidity from other sources. It is possible that similar circumstances could cause us to experience unusually high redemptions or a decrease in inflows, even if our investment performance and other business attributes are otherwise competitive or superior.

Our term loan may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.

We entered into a credit agreement for a term loan (the “2007 Term Loan”) that was used to purchase interests in our real estate business and to make distributions to our executive managing directors prior to the 2007 Offerings. We also entered into a separate credit agreement for delayed draw term loans (the “Delayed Draw Term Loan”) that were used in part to fund the buyback of a portion of our 2007 Term Loan in November 2011 and that were used to repay in full the indebtedness outstanding under our 2007 Term Loan and indebtedness outstanding related to our aircraft loan in June 2012. The Delayed Draw Term Loan, which matures in November 2016, is evidenced by a credit agreement for OZ Management, OZ Advisors I, OZ Advisors II and certain of their subsidiaries (collectively, the “Och-Ziff Operating Group Credit Parties”), which contains a number of restrictive covenants that collectively impose significant operating and financial restrictions on the Och-Ziff Operating Group Credit Parties, including restrictions that may limit their ability to engage in acts that may be in our long-term best interests. The restrictions in the credit agreement include, among other things, limitations on the ability of the Och-Ziff Operating Group Credit Parties to:

•	Incur additional indebtedness or issue certain equity interests.

•	Create liens.

•	Pay dividends in excess of free cash flow (as defined in the credit agreement) or make other restricted payments.

•	Merge, consolidate, or sell or otherwise dispose of all or any part of their assets.

•	Engage in certain transactions with shareholders or affiliates.

•	Engage in substantially different lines of business.

•	Amend their organizational documents in a manner materially adverse to the lenders.

Additionally, our credit agreement for the Delayed Draw Term Loan includes two financial maintenance covenants relating to assets under management and an economic income leverage ratio.

The credit agreement also identifies a number of events that, if they occurred, would constitute an event of default under the credit agreement. The events of default include a change of control, which would occur if Daniel S. Och and his related entities cease to beneficially own and control, directly or indirectly, at least 20% (on a fully diluted basis) of the economic and voting interests in the Och-Ziff Operating Group, or if any other person or group acquires beneficial ownership (on a fully diluted basis) of a greater percentage of such interests than the percentage of such interests owned and controlled by Mr. Och and his related entities.

A failure by any of the Och-Ziff Operating Group Credit Parties to comply with the covenants or amortization requirements—or upon the occurrence of other defaults or events of default—specified in the credit agreement could result in an event of default under the credit agreement, which would give the Delayed Draw Term Loan lenders the right to declare all indebtedness outstanding under the Delayed Draw Term Loan, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Delayed Draw Term Loan lenders would have the right to proceed against the collateral the Och-Ziff Operating Group Credit Parties granted to them, which consists of substantially all the assets of the Och-Ziff Operating Group Credit Parties. If the debt under the credit agreement were to be accelerated, the Och-Ziff Operating Group Credit Parties may not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition. For more detail about risks relating to any refinancing, repurchasing or repayment of our term loan, see “—An increase in our borrowing costs may materially adversely affect our earnings and liquidity.” For more detail regarding the credit agreement, its terms and the current status of compliance with the credit agreement by the Och-Ziff Operating Group Credit Parties, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations.”

Our business and financial condition may be materially adversely impacted by the loss of any of our key executive managing directors, particularly certain members of our Partner Management Committee.

The success of our business depends on the efforts, judgment and personal reputations of our key executive managing directors, particularly certain members of our Partner Management Committee, and certain other key executive managing directors. Our key executive managing directors’ reputations, expertise in investing and risk management, relationships with investors in our funds and third parties on which our funds depend for investment opportunities and financing are each critical elements in operating and expanding our business. The loss of any of these individuals could harm our business and jeopardize our relationships with our fund investors and members of the business community. We believe our performance is highly correlated to the performance of these individuals. Accordingly, the retention of our key executive managing directors is crucial to our success, but none of them is obligated to remain actively involved with us. In addition, if any of our key executive managing directors were to join or form a competitor, some of our fund investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our key executive managing directors could have a material adverse effect on us, including the performance of our funds, our ability to retain and attract fund investors and highly qualified employees and our ability to raise new funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key executive managing directors.

In addition, investors in most of our funds have one-time special redemption rights that are triggered upon the loss of services of Mr. Och. See “—Most of our funds have special withdrawal provisions pursuant to which the failure of Daniel S. Och to be actively involved in the business provides investors with the right to redeem from such funds. The loss of the services of Mr. Och would have a material adverse effect on each of such funds and on us” for additional information. Further, we negotiate other key man provisions in certain of our funds, which could provide for earlier redemption rights, in the event that one or more of certain of our key executive managing directors cease to provide services to such funds. Accordingly, the loss of such key executive managing directors could also result in significant or earlier redemptions from our funds, which could have a material adverse impact on our revenues, results of operations and cash flows.

Our ability to retain and attract executive managing directors, managing directors and other investment professionals is critical to the success and growth of our business.

Our investment performance and ability to successfully manage and expand our business, including into new geographic areas, is largely dependent on the talents and efforts of highly skilled individuals, including our executive managing directors, managing directors and other investment professionals. Accordingly, our future success and growth depend on our ability to retain and motivate our executive managing directors and other key personnel and to strategically recruit, retain and motivate new talent. We may not be successful in our efforts to recruit, retain and motivate the required personnel as the global market for qualified investment professionals is extremely competitive, particularly in cases where we are competing for qualified personnel in geographic or business areas where our competitors have a significantly greater presence or more extensive experience. We compete intensely with businesses both within and outside the alternative asset management industry for highly talented and qualified personnel. Accordingly, in order to retain and attract talent, our total compensation and benefits expense could increase to a level that may materially adversely affect our profitability and reduce our cash available for distribution to our executive managing directors and Class A Shareholders.

It may be difficult for us to retain and motivate our executive managing directors after their interests in our business are fully vested and they are permitted to exchange their interests for Class A Shares that they can sell. The Och-Ziff Operating Group A Units granted to our executive managing directors who were executive managing directors before our IPO (our “Pre-IPO Partners”) in connection with the Reorganization have now generally become fully vested and Och-Ziff Operating Group Units granted subsequently to our executive managing directors continue to vest over time.

In August 2012, our executive managing directors approved new transfer restrictions that will generally limit their ability to transfer or exchange Och-Ziff Operating Group A Units. In 2013 and 2014, these transfer restrictions will allow each of our executive managing directors to exchange Och-Ziff Operating Group A Units representing up to 10% of their vested partnership interests in the Och-Ziff Operating Group per year (determined on a cumulative basis) and to sell any resulting Class A Shares with the approval of the Exchange Committee. In 2015, the Exchange Committee will determine in its sole discretion whether to allow any additional exchanges and sales by any of our executive managing directors for each year from 2015 through 2017, provided that such exchanges or sales will generally not exceed 10% of an executive managing director’s vested partnership interests in the Och-Ziff Operating Group per year (determined on a cumulative basis) for each year through 2017. Prior to the adoption of these modifications, from November 2012 our Pre-IPO Partners would have been entitled to exchange 75% of their vested Och-Ziff Operating Group A Units for Class A Shares (or cash at our option) and to sell the resultant Class A Shares.

In consideration for our executive managing directors agreeing to accept these transfer restrictions, and reflective of our Pre-IPO Partners’ commitment to Och-Ziff, we established a new Partner Incentive Plan in August 2012, which we refer to as the “PIP.” Under the terms of the PIP, the participating Pre-IPO Partners, which we refer to as the “Eligible Pre-IPO Partners,” may be eligible to receive discretionary grants of annual performance awards (“Performance Awards”) over a five-year period commencing in 2013. Performance Awards may be satisfied in Och-Ziff Operating Group D Units, which we refer to as “Performance Unit Awards,” and may also be satisfied in cash, which we refer to as “Performance Cash Awards.” All Performance Awards will be conditionally granted subject to compliance by each Eligible Pre-IPO Partner’s non-compete obligations. Each Eligible Pre-IPO Partner’s Performance Unit Awards and the after-tax portion of his Performance Cash Awards in respect of two prior years will be subject to clawback pursuant to the terms of the PIP if he breaches the non-compete obligation.

Although we believe that our Partner Incentive Plan will help us retain and further motivate our executive managing directors, Performance Unit Awards to participating Pre-IPO Partners under the PIP may involve the issuance of substantial additional equity interests in our business to such executive managing directors and the incurrence of significant additional expenses. In the aggregate, the Eligible Pre-IPO Partners collectively may receive up to 18,144,535 Och-Ziff Operating Group D Units over the five-year period if a determination is made each year to award the maximum number of Performance Unit Awards to all of the Eligible Pre- IPO Partners. The maximum aggregate amount of Performance Cash Awards for each year will be capped at 10% of our incentive income earned during that year, up to a maximum of $52.4 million. The Eligible Pre-IPO Partners, collectively, may receive Performance Cash Awards in a maximum aggregate amount of $262.0 million over the five-year period if we earn enough incentive income each year and if a determination is made each year to award the maximum amount of Performance Cash Awards to all of the Eligible Pre-IPO Partners. In addition, in order to retain and further motivate our executive managing directors who do not participate in the PIP, we may determine from time to time to make additional grants of Och-Ziff Operating Group D Units or cash to such other executive managing directors. Awards of units under our PIP and any such other grants of units will cause dilution to existing Class A Shareholders, thereby reducing amounts available for distribution to our Class A Shareholders. In addition, any cash awards made to our executive managing directors will cause our total compensation and benefits expense to increase and will adversely affect our profitability. If we are unable to retain the services of any of our executive managing directors, the loss of their services could have a material adverse effect on our business and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future.

In any year where our funds experience losses and we do not earn incentive income, bonuses for that year (and in subsequent years until such losses are recouped) may be significantly reduced. Reduced bonuses, particularly during subsequent years, could have a material adverse impact on our ability to motivate and retain our investment professionals and other employees.

Furthermore, our executive managing directors and investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have strong relationships with our fund investors. Therefore, if our executive managing directors or investment professionals join competitors or form competing businesses, we could experience a loss of investment opportunities and existing fund investor relationships, which if significant, would have a material adverse effect on our results of operations.

The Och-Ziff Operating Group entities’ limited partnership agreements and other agreements entered into with our executive managing directors provide that the ownership interests in our business that are held by our executive managing directors are subject to various transfer restrictions and vesting and forfeiture conditions. In addition, the RSUs that have been awarded to our managing directors, certain executive managing directors and certain other employees are also subject to certain vesting and forfeiture requirements. Further, all of our executive managing directors and managing directors are subject to certain restrictions with respect to competing with us, soliciting our employees and fund investors and disclosing confidential information about our business. These restrictions, however, may not be enforceable in all cases and can be waived by us at any time. There is no guarantee that these requirements and agreements, or the forfeiture provisions of the Och-Ziff Operating Group entities’ limited partnership agreements (which are relevant to our executive managing directors) or the agreements we have with our managing directors will prevent any of these professionals from leaving us, joining our competitors or otherwise competing with us. Any of these events could have a material adverse effect on our business.

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

Our assets under management grew from approximately $6.2 billion as of December 31, 2001 to $33.4 billion as of December 31, 2007. As of December 31, 2009, our assets under management had declined to $23.1 billion, due to investment losses and redemptions experienced by our funds during the financial crisis that began in the second half of 2008. As of December 31, 2012, our assets under management were approximately $32.6 billion.

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

Our business is highly dependent on information systems and technology. We rely heavily on our financial, accounting, trading, risk management and other data processing and information systems to, among other things, execute, confirm, settle and record a very large number of transactions, which can be highly complex and involve multiple parties across multiple financial markets and geographies, and to facilitate financial reporting and legal and regulatory compliance all in an extremely time-sensitive, efficient and accurate manner. We must continually update these systems to properly support our operations and growth, which creates risks associated with implementing new systems and integrating them into existing ones. We also use and rely upon third-party information systems and technology to perform certain business functions. Such third-party technology may be integrated with our own. Therefore, we face additional significant risks that would arise from the failure, disruption, termination or constraints in the information systems and technology of such third parties, including financial intermediaries such as exchanges and other service providers whose information systems and technology we use. If any of these information systems or technology infrastructures fail, are disrupted or otherwise do not operate properly or as intended, particularly those that directly affect our New York headquarters, we could suffer a disruption or cessation in our business operations, an interception of confidential or proprietary information, liability to our funds, regulatory intervention, legal action or reputational damage, any or all of which could materially impair our business or result in significant financial loss.

We depend on our headquarters in New York and our London and Hong Kong offices, where most of our personnel are located. Although, we have taken important precautions to limit the impact of failures or disruptions in the information systems and technology infrastructures that we use, as well as the impact of physical disruptions to our New York headquarters and London office, these precautions, including our disaster recovery programs, may not be sufficient to adequately mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses, if at all.

We are subject to third-party litigation that could result in significant legal and other liabilities and reputational harm, which could materially adversely affect our results of operations, financial condition and liquidity.

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

Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the Advisers Act and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. As a registered commodity pool operator (“CPO”) and a registered commodity trading advisor (“CTA”), we are subject to regulation and oversight by the United States Commodities Futures Trading Commission (“CFTC”) and the National Futures Association. In addition, we are subject to regulation by the Department of Labor under ERISA. In the United Kingdom, our UK sub-adviser is subject to regulation by the FSA and we expect that, when the new U.K. regulatory regime comes into force later in 2013, it will be subject to regulation by the U.K. Financial Conduct Authority, which will replace the FSA as conduct of business regulator. Our Asian operations, and our investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India.

The regulatory bodies with jurisdiction over us have the authority to grant, and in specific circumstances to cancel, permissions to carry on our business and to conduct investigations and administrative proceedings. Such investigations and administrative proceedings can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Exchange Act or Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our funds’ exemption from compliance with the 1940 Act could result in investigations, sanctions and reputational damage. Our funds are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation, anti-corruption, including the Foreign Corrupt Practices Act (the “FCPA”), and a broad number of technical trading requirements that implicate fundamental market regulation policies. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or to fail to gain new investors. Furthermore, the legal, technology and other costs associated with regulatory investigations could increase to such a level that they could have a material impact on our results.

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

The financial industry is becoming more highly regulated. Legislation has been introduced in recent years by both U.S. and foreign governments relating to financial markets and institutions, including alternative asset management firms, which would result in increased oversight and taxation. There has been, and may continue to be, a related increase in regulatory investigations of the trading and other investment activities of alternative investment funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

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

We may be directly affected by the Derivatives Title and its rules because (i) funds we manage trade in Swaps which will be subject to the Derivatives Title and its rules, (ii) we and/or funds we manage may be subject to position limits with respect to certain types of exchange-listed instruments and Swaps that are based on certain underlying physical commodities, and (iii) we and/or funds we manage may become subject to additional rules promulgated by the SEC and the CFTC under the Derivatives Title. We may be indirectly affected by the Derivatives Title and its rules due to changes in the marketplace for Swaps resulting therefrom, and while some such indirect effects could be positive, such as increased transparency and better pricing in the Swaps markets, other indirect effects could be negative, such as fewer Swaps dealers and decreased liquidity.

In addition, the CFTC has eliminated certain exemptions from CPO and CTA registration on which the operators of and advisers to certain of our funds rely. The repeal of these exemptions and the adoption of rules that enhance reporting and compliance obligations of CPOs and CTAs likely will result in increased administrative costs and impose additional regulatory, reporting and compliance burdens on the activities of these operators and advisors.

Many provisions of the Derivatives Title were scheduled to become effective on the later of July 16, 2011 or, to the extent a provision requires a rulemaking, not less than 60 days after publication of the final rule. However, certain key concepts, processes and issues under the Derivatives Title that were to be defined or addressed by the relevant regulators, primarily the CFTC and the SEC, have not yet been defined or addressed in final form. Consequently, the CFTC and the SEC have taken measures to provide temporary relief from certain of these undefined or unaddressed provisions of the Derivatives Title that would have otherwise taken effect beginning on July 16, 2011. Many of the requirements from which the CFTC and the SEC have provided relief have been gradually implemented during the course of 2012 and will continue to be implemented through 2013. However, it is still likely to be a number of months before there is greater clarity on key aspects of the Derivatives Title, including some of those aspects summarized above, that could potentially affect our funds and our business. At this time we still cannot fully predict what impact the Derivatives Title will have on us, the funds we manage, our counterparties, the financial services industry or the markets, although it will likely have a meaningful impact on the financial services industry and the markets.

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

Furthermore, the Dodd-Frank Act required the SEC and the CFTC to implement more expansive regulations concerning whistleblowers. The SEC and the CFTC have each adopted rules under this requirement, establishing reward programs for persons who bring information to the SEC or the CFTC. To receive a reward under these programs, the information must “lead to the successful enforcement” of a judicial or administrative action brought by the SEC or CFTC that results in a monetary sanction of $1 million or more against a public company for a violation of the securities laws or the Commodity Exchange Act, respectively. While it is too soon to observe the full effect of these rules, they may result in increased regulatory inquiries or investigations by the SEC or the CFTC. Such inquiries or investigations could impose significant additional expense on us, require the attention of senior management and result in negative publicity and harm to our reputation.

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

A number of legislative proposals have been considered by past Congresses that would have characterized some or all of the income recognized from carried interests as ordinary income and would have treated such income as non-qualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes after a transition period or requiring us to restructure our operations to earn such non-qualifying income through taxable subsidiary corporations. In addition, versions of the prior proposals could have, if enacted, (i) prevented us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis, (ii) subjected holders of Class A Shares to tax on our conversion into a corporation or restructuring after the transition period, and (iii) increased the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain. The Obama administration has supported changing the treatment of carried interests in its budget proposals for 2013 (similar to its proposals in prior years). More broadly, Congress and the administration may consider potentially significant changes to various aspects of the tax law, including the deductibility of certain expenses and tax treatment of certain entities.

If the carried interest proposals described above were to be enacted into law or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules or otherwise impose additional taxes, Class A Shareholders would be negatively affected because we would incur a material increase in our tax liability as a public company from the date any such changes applied to us, which likely would result in a reduction in the value of our Class A Shares.

The European Directive on Alternative Investment Fund Managers (the “AIFMD”) became effective on July 21, 2011. Member States of the European Union (the “EU”) are required to implement the AIFMD by July 22, 2013. The AIFMD’s legislative process is not yet complete. The AIFMD and its associated implementation process is complex and key aspects of it remain unclear and subject to new interpretation. After considering the advice of the European Securities and Markets Authority (“ESMA”) the European Commission has only recently, on December 19, 2012, adopted a Delegated Regulation implementing the AIFMD, which is expected to come into effect on or about March 19, 2013. There are also a smaller number of implementing secondary laws that are the subject of consultation.

The AIFMD will impose significant new regulatory requirements on alternative investment fund managers (“AIFMs”), operating within the EU, including with respect to required regulatory authorizations, conduct of business, regulatory capital, valuations, disclosures and marketing. Under a staged implementation expected to take place from July 2013 and then from the latter half of 2015, AIFMs who are organized in the EU (“EU AIFMs”) or non-EU AIFMs who manage alternative investment funds (“AIFs”) other than UCITS funds organized in the EU (“EU AIFs”) will become subject to significant restrictions, including the requirement that the AIFMs comply with the requirements of the AIFMD. These requirements include the following: risk management—in particular, liquidity risks; the management and disclosure of conflicts of interest; the fair valuation of assets; the appointment of a depositary in respect of each EU AIF’s assets; the remuneration policies of the AIFM; and the jurisdiction of organization of non-EU AIFMs satisfying certain conditions with regard to regulatory standards, cooperation and transparency. Should we manage an EU organized AIF from July 2013, such rules, assuming they apply in full to our business, could impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility. National private placement regimes will be available up to at least 2018 for non-EU AIFMs who market EU AIFs, however, in the event that national regulators decide to use powers to impose further marketing restrictions, our ability to raise funds in Europe could still be reduced.

Where both the principal investment adviser to a non-EU AIF is organized outside the EU, and that non-EU investment adviser appoints a sub-adviser that is organized in the EU to manage some of the AIF’s assets—but retains responsibility for the management of the AIF itself, both the non-EU investment adviser and the EU sub-adviser should (at least until 2018) be subject only to the marketing requirements in the AIFMD (and not the full requirements described above), on the basis that only the non-EU AIFM, not the EU sub-adviser, is the AIFM for the purposes of the AIFMD. Consequently, such persons should (at least until 2018) be able to continue to market AIFs in the EU on the basis of existing national private placement exemptions provided that certain conditions are satisfied and that national regulators do not impose further restrictions. The conditions are that the AIFM complies with certain additional transparency requirements requiring disclosures to investors in the AIF and to EU regulators; the AIFM also complies with requirements relating to the acquisition of substantial stakes in EU companies; and the jurisdictions in which the non-EU AIFM and the relevant AIF are organized satisfy certain conditions with regard to regulatory standards, cooperation and transparency. From in or around 2018 onwards, national private placement regimes will be phased out, in which case such persons would, thereafter, need to comply with the AIFMD in full in order to be able to continue to market their AIFs within the EU. Again, such rules could, if they start to apply in full to our business, potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility and our ability to raise funds within the EU. These rules could apply in full from July 22, 2013 (if the position regarding EU sub-advisers is clarified contrary to our current interpretation), or from some point between September 2015 and 2018 (if national placement regimes are phased out earlier than expected), or at some point after the beginning of 2018 (when private placement regimes are in fact expected to be phased out).

The regulatory environment in Europe is changing in response to the financial crisis and a number of new measures have been adopted in response. For example, on November 1, 2012, the European Union’s regulation on short selling and certain aspects of credit default swaps (the “Short Selling Regulation”) came into effect along with a number of detailed regulatory technical and implementing technical standards made by the European Commission. The Short Selling Regulation restricts uncovered short sales in EU shares, EU sovereign debt and EU sovereign debt-related credit default swaps. The Short Selling Regulation will also require persons with net short positions in such shares, sovereign debt or uncovered sovereign debt credit default swaps to notify the relevant EU national regulator and, in the case of EU shares, publicly disclose details of specific positions that reach or fall below certain thresholds. Relevant EU national regulators and ESMA are also given power to restrict short selling in exceptional situations, a power which Spain used with effect from November 1, 2012. It is possible that the Short Selling Regulation will make it more difficult to hedge positions and will increase the costs of purchasing EU shares and EU sovereign debt in order to cover short positions thereby adversely affecting our business. Further, the EU’s Regulation on OTC derivatives, central counterparties and trade repositories (the “EMIR Regulation”) came into force on August 16, 2012 and will be implemented in the course of 2013 through a number of secondary measures. The EMIR Regulation will require certain OTC derivatives counterparties to clear OTC derivatives contracts meeting specific thresholds through central counterparties. In addition, OTC derivatives that are not centrally cleared will be subject to margin requirements. It is possible that EMIR will result in increased costs for OTC derivative counterparties and also lead to an increase in the costs of, and demand for, the liquid collateral that EMIR requires central counterparties to accept. These increased trading costs and collateral costs may have an adverse impact on our business. Other measures, if and when implemented, such as, for example, the draft revisions to the current Markets in Financial Instruments Directive regime (which includes proposals on intermediary remuneration, derivatives trading, pre- and post-trade transparency and the banning of certain products) and the Solvency II directive (which applies new capital charges on insurers for fund investments) could have direct and indirect effects on our business. Finally, recent changes to the UCITS directive through UCITS IV and further proposed changes through the UCITS V process could have direct and indirect business effects.

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

On February 14, 2013, the European Commission presented a revised proposal for a new tax on certain transactions in certain financial instruments involving financial institutions where at least one party to which is located in a participating EU member state, or where the financial instrument is issued in a participating member state (the “FTT”), to be levied from January 1, 2014. The European Commission’s proposal included within the scope of the FTT transactions in shares, bonds, derivative contracts and interests in collective investment undertakings. There are currently eleven participating EU member states, which are Belgium, Germany, Estonia,

Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia. Introduction of the FTT by the participating member states in the form proposed by the European Commission would mean a partial implementation of the FTT across certain jurisdictions of the EU. The proposal is still being discussed and so the precise timing and ultimate form of any legislation and related regulations implementing the proposed FTT are not yet fully known. The proposal is for the FTT to be taxed at a minimum rate of 0.1% on all transactions other than derivatives which are to be taxed at 0.01%. Any changes to the current framework of the taxation of financial transactions within the EU, including changes contemplated by the proposed FTT, could adversely affect the cost of hedging or investment strategies pursued by certain of the Och-Ziff funds as well as the value and liquidity of any assets within such funds at the time of the FTT inception which comprises securities, certain derivatives and structured finance securities based on derivatives. Additionally, the FTT now also contains certain anti-avoidance rules which would restrict the ability of the relevant Och-Ziff funds to mitigate the impact of these charges. Unless and until such changes are finalized and adopted, it is hard to predict their effect on the Och-Ziff funds. However, it should be noted that a similar tax has already been introduced in France, and is in the process of being introduced in Italy. Other EU member states may introduce a similar tax.

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

If third-party investors in our funds exercise their right to remove us as investment manager or general partner of the funds, we would lose the assets under management in such funds, which would eliminate our management fees and incentive income derived from such funds.

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

In addition, because our funds generally have an adviser that is registered under the Advisers Act, the management agreements of all of our funds would be terminated upon an “assignment” of these agreements without investor consent, which assignment may be deemed to occur in the event these advisers were to experience a change of control. We cannot be certain that consents required to assignments of our investment management agreements will be obtained if a change of control occurs. “Assignment” of these agreements without investor consent could cause us to lose the fees we earn from such funds.

Our failure to deal appropriately with conflicts of interest could damage our reputation and materially adversely affect our business.

As we have expanded the scope of our business, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among or even within those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to buy or sell securities in the public markets. In addition, fund investors and holders of our Class A Shares may perceive conflicts of interest regarding investment decisions for funds in which our executive managing directors and employees, who have and may continue to make significant personal investments, are personally invested.

It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.

Misconduct by our executive managing directors, employees or agents could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

There is a risk that our executive managing directors, employees, joint venture partners, consultants or agents could engage in misconduct that materially adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets we manage as well as our status as a public company with securities listed on the NYSE. The violation of these obligations and standards by any of our executive managing directors, employees, joint venture partners, consultants or agents could materially adversely affect our investors, both in our funds and in our Class A Shares, and us. In addition to these numerous and complex obligations, our business requires that we properly deal with confidential matters of great significance to companies in which we may invest or with which we otherwise do business. If our executive managing directors, employees, joint venture partners, consultants or agents were improperly to use or disclose confidential information, we could be subject to litigation, regulatory investigations or sanctions and suffer serious harm to our reputation, financial position and current and future business relationships. Furthermore, there have been a number of recent highly publicized cases involving fraud or other misconduct by employees in the financial services industry generally and there can be no assurance that we will not suffer from similar employee misconduct. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity have not been and may not be effective in all cases. If one of our executive managing directors, employees, joint venture partners, consultants or agents were to engage in misconduct or were to be accused of such misconduct, even if such allegations were unsubstantiated, our business and our reputation could be materially adversely affected.

In recent years, the U.S. Department of Justice (the “DOJ”) and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has recently significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-bribery laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our Class A Shares.

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

In June 2012, we entered into the Delayed Draw Term Loan to repay in full our 2007 Term Loan and our aircraft loan. Our Delayed Draw Term Loan will mature in November 2016, at which time we will be required to either refinance it by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repurchase or repay the Delayed Draw Term Loan by using cash on hand or cash from the sale of our assets, which would reduce amounts available for compensation of our employees or distribution to our Class A Shareholders and our executive managing directors. No assurance can be given that we will be able to enter into new facilities or issue equity in the future on attractive terms, or at all. Our Delayed Draw Term Loan is a LIBOR-based, floating-rate obligation and the interest expense we incur varies with changes in the applicable LIBOR reference rate. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk,” for additional information regarding the impact that a change in LIBOR would have on our annual interest expense associated with our debt obligations.

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

To the extent that the debt financing markets make it difficult or impossible for us to refinance our term loan, we may be unable to repay the term loan upon maturity and may be forced to surrender assets to the lenders, sell assets, undergo a recapitalization or seek bankruptcy protection, and substantial doubt may be raised as to our status as a going concern. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations” for a discussion of our Delayed Draw Term Loan and overall liquidity position.

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

A general market downturn, a specific market dislocation or deteriorating economic conditions may cause our revenues and results of operations to decline by causing:

•	A decline in assets under management, resulting in lower management fees and incentive income.

•	An increase in the cost of financial instruments, executing transactions or otherwise doing business.

•	Lower or negative investment returns, which may reduce assets under management and potential incentive income.

•	Reduced demand for assets held by our funds, which would negatively affect our funds’ ability to realize value from such assets.

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

Moreover, with respect to the historical returns of our funds:

•	The historical returns of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise.

•

Our funds’ returns, particularly during periods of more extreme market and economic conditions, have benefited from or been impaired by the existence or lack of investment opportunities and such general market and economic conditions, which may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities.

•	The historical rates of return of our funds reflect such funds’ historical expenses, which may vary in the future due to factors beyond our control, including changes in laws or regulations.

We are subject to counterparty default risks.

Our funds enter into numerous types of financial arrangements with a wide array of counterparties around the world, including loans, swaps, repurchase agreements, securities lending agreements and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex and these arrangements may occur in markets or relate to products that are not currently subject to experienced regulatory oversight. In particular, certain of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.

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

If our funds perform poorly, our revenues, results of operations and cash flows decline because the value of our assets under management decreases, which in turn results in a reduction in management fees. To the extent that our funds perform poorly and such performance is continuing at the end of a relevant performance measurement period, we would experience a reduction in incentive income and, if such reduction was substantial, could result in the elimination of incentive income for a given year and future years until that decrease has been surpassed by positive performance. Poor performance of our funds would make it more difficult for us to raise new capital and may cause investors in our funds to redeem their investments. Investors and potential investors in our funds continually assess our funds’ performance, as well as our ability to raise capital for existing and future funds. Our ability to avoid excessive redemption levels will depend in part on our funds’ continued satisfactory performance. Moreover, poor performance, particularly in our most significant funds, would harm our reputation and competitive standing, which would further impair our ability to retain or attract fund capital. These factors may cause us to reduce or change the fee structure of our funds in order to retain or continue to attract assets under management, which could, further reduce the amounts of management fees and incentive income that we may earn relative to assets under management.

Our funds may determine to use leverage in investments, which could materially adversely affect our ability to achieve positive rates of return on those investments.

Our funds use or may choose to use leverage to increase the yield on certain of their investments, although historically they have not borrowed substantial capital either directly or through the use of derivative instruments. The use of leverage poses a significant degree of risk, most notably by significantly increasing the risk of loss associated with leveraged investments that decline in value, and enhances the possibility of a significant loss in the value of the investments in our funds. Our funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Volatility in the credit markets increases the degree of risk associated with such borrowing. Gains realized with borrowed funds may cause a fund’s net asset value to increase at a faster rate than would be the case without borrowings. If investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. Increases in interest rates could also decrease the value of fixed-rate debt investments made by our funds. To the extent our funds determine to significantly increase their use of leverage, any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flows.

The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with making an investment.

Before investments are made by our funds, particularly investments in securities that are not publicly traded, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment bankers may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence that we carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and such an evaluation will not necessarily result in the investment being successful. Moreover, the level of due diligence conducted with respect to a particular investment will vary and we may not properly assess the appropriate amount of diligence for each investment, which may result in losses.

Our funds may invest in relatively high-risk, illiquid assets, including structured products, and may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal investments.

Our funds invest in securities that are not publicly traded or that are otherwise illiquid, including complex structured products. There may be no readily available liquidity in these securities, particularly at times of market stress or where many participants may be seeking liquidity at the same time. In many cases, our funds may be prohibited, whether by contract, by applicable securities laws or by the lack of a liquid market, from selling such securities for a period of time. Moreover, even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the required holding period. Accordingly, under certain conditions, our funds may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investment in illiquid assets involves considerable risk and our funds may lose some or all of the principal amount of such investments.

Valuation methodologies for certain assets in our funds are subject to significant subjectivity and the values established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily ascertainable market prices for the large number of the illiquid investments held by our funds. The fair value of the investments of our funds is determined periodically by us using a number of methodologies permitted by our funds’ valuation policies. These methodologies involve a significant degree of judgment and are based on a number of factors, which may include, without limitations, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. In addition, because certain of the illiquid investments held by our funds may be in industries or sectors that are under distress or undergoing some uncertainty, such investments may be subject to rapid changes in value caused by sudden company-specific or industry-specific developments.

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

Because there is significant uncertainty in the valuation of and in the stability of the value of illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that might actually be obtained when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable fund, a decline in management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different from values reflected in fund net asset values may cause investors to lose confidence in us, which could, in turn, result in redemptions from our funds, difficulties in our ability to raise additional capital or an increased risk of litigation by investors or governmental or self-regulatory organizations. These issues could result in regulatory scrutiny of our valuation methodologies, polices and related disclosures.

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

Many of our funds may invest a significant portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to the following:

•	Currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another.

•

Less developed or efficient financial markets than in the United States, which may not enable or permit appropriate hedging techniques or other developed trading activities, leading to potential price volatility and relative illiquidity.

•	The absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation.

•	Differences in the legal and regulatory environment, including less-developed or less-comprehensive bankruptcy laws.

•	Fewer investor protections and less stringent requirements relating to fiduciary duties.

•	Difficulties in enforcing contracts and filing claims under foreign legal systems.

•	Less publicly available information in respect of companies in non-U.S. markets.

•

Certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments.

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

The financial markets continue to reflect concern and a loss of investor confidence globally about the ability of certain countries to finance their deficits and service growing debt burdens amid difficult economic conditions. The potential for insolvency has led to financial rescue measures for Greece, Portugal and Ireland by Euro-zone countries, the European Central Bank and the International Monetary Fund. The actions required to be taken by those countries as a condition to rescue packages, and by other countries to mitigate similar developments in their economies, have resulted in increased political and economic discord within and among Euro-zone countries. The interdependencies among European economies and financial institutions (in particular the European Central Bank, which has played a growing role during the crisis) have also exacerbated concern regarding the stability of European financial markets generally and certain institutions in particular. Our funds have and may continue to have exposure to non-U.S. sovereign debt, including the debt of a number of European countries whose credit ratings have been downgraded or placed under review in recent months by one or more major rating agencies. Given the scope of our global operations and our exposure to a wide array of counterparties, some of whom may have exposure to the economies of non-U.S. countries, there can be no assurance that persistent or unexpected disruptions in the global financial markets related to, directly or indirectly, non-U.S. sovereign debt will not have a negative impact on our operations or financial performance.

Risk management activities may materially adversely affect the return on our funds’ investments.

When managing our funds’ exposure to market risks, we may from time to time use hedging strategies and various forms of derivative instruments to limit the funds’ exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging transactions generally will depend on our ability to correctly assess the degree of correlation between price movements of the hedging instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. For a variety of reasons, we may not seek or be successful in establishing a perfect correlation between the instruments used in a hedging or other derivative transaction and the position being hedged. An imperfect correlation could prevent us from achieving the intended result and could give rise to a loss. In addition, it may not be possible to fully or perfectly limit our exposure against all changes in the value of our investment because the value of investments is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge.

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

As of December 31, 2012, our executive managing directors control approximately 66.2% of the combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares and Mr. Och’s and certain other executive officers ownership of Class A Shares purchased on the open market. In addition, our executive managing directors will receive additional Class B Shares resulting in additional control upon the conversion of any Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units. Each of our executive managing directors that owns Class B Shares has granted to the Class B Shareholder Committee, the sole member of which is currently our founder, Mr. Och, an irrevocable proxy to vote all of their Class B Shares as the Committee may determine in its sole discretion. This proxy will terminate upon the later of Mr. Och’s withdrawal, death or disability, or such time as our executive managing directors hold less than 40% of our total combined voting power. Accordingly, Mr. Och currently has the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, he currently is able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. The control of voting power by Mr. Och could deprive Class A Shareholders of an opportunity to receive a premium for their Class A Shares as part of a sale of our Company, and might ultimately affect the market price of the Class A Shares. Upon Mr. Och’s withdrawal, death or disability, the Class B Shareholder Committee will consist of either the remaining members of the Partner Management Committee, who shall act by majority vote in such capacity, or an executive managing director elected by majority vote of the remaining members of the Partner Management Committee to serve as the sole member of the Class B Shareholder Committee.

In addition, the shareholders’ agreement among us and our executive managing directors, in their capacity as the Class B shareholders, provides the Class B Shareholder Committee, so long as our executive managing directors and their permitted transferees continue to hold more than 40% of the total combined voting power of our outstanding Class A Shares and Class B Shares, with approval rights over a variety of significant Board actions, including:

•

Any incurrence of indebtedness, other than intercompany indebtedness, in one transaction or a series of related transactions, by us or any of our subsidiaries or controlled affiliates in an amount in excess of approximately 10% of the then existing long-term indebtedness of us and our subsidiaries.

•

Any issuance by us or any of our subsidiaries or controlled affiliates, in any transaction or series of related transactions, of equity or equity-related shares which would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 10% of the total combined voting power of our outstanding Class A Shares and Class B Shares other than (i) pursuant to transactions solely among us and our wholly owned subsidiaries, (ii) upon issuances of securities pursuant to the Plan, (iii) upon the exchange by our executive managing directors of Och-Ziff Operating Group A Units for our Class A Shares pursuant to the exchange agreement or (iv) upon conversion of any convertible securities or upon exercise of warrants or options, which convertible securities, warrants or options may be issued and are either outstanding on the date of, or issued in compliance with, the shareholders’ agreement.

•

Any equity or debt commitment or investment or series of related equity or debt commitments or investments by us or any of our subsidiaries or controlled affiliates in an unaffiliated entity or related group of entities in an amount greater than $250 million.

•	Any entry by us, any subsidiary or controlled affiliate into a new line of business that does not involve investment management and that requires a principal investment in excess of $100 million.

•	The adoption of a shareholder rights plan.

•	Any appointment or removal of a chief executive officer or co-chief executive officer.

•	The termination of the employment of an executive officer or the active involvement of an executive managing director with us or any of our subsidiaries or controlled affiliates without cause.

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

Our operating agreement provides that in the event a potential conflict of interest exists or arises between any of our executive managing directors, our officers, our directors or their respective affiliates, on the one hand, and us, any of our subsidiaries or any of our shareholders, on the other hand, a resolution or course of action by our Board of Directors shall be deemed approved by all of our shareholders, and shall not constitute a breach of the fiduciary duties of members of the Board to us or our shareholders, if such resolution or course of action is: (i) approved by our Nominating, Corporate Governance and Conflicts Committee, which is composed of independent directors; (ii) approved by shareholders holding a majority of our shares that are disinterested parties; (iii) on terms no less favorable than those generally provided to or available from unrelated third parties; or (iv) fair and reasonable to us. Accordingly, if such a resolution or course of action is approved by our Nominating, Corporate Governance and Conflicts Committee or otherwise meets one or more of the above criteria, shareholders will not be able to successfully assert a claim that such resolution or course of action constituted a breach of fiduciary duties owed to our shareholders by our officers, directors and their respective affiliates. Under the Delaware General Corporation Law, which we refer to as the “DGCL,” in contrast, a corporation is not permitted to automatically exempt Board members from claims of breach of fiduciary duty under such circumstances.

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

In the future, we may elect to rely on exceptions from certain corporate governance and other requirements under the rules of the NYSE.

Our executive managing directors control more than 50% of our voting power. We are therefore eligible for the “controlled company” exception from NYSE requirements that our Board of Directors be comprised of a majority of independent directors and that our Compensation Committee and Nominating, Corporate Governance and Conflicts Committee consist solely of independent directors. Although we do not currently intend to utilize this exception, we may in the future determine to do so.

Because our executive managing directors hold their economic interest in our business directly in the Och-Ziff Operating Group, conflicts of interest may arise between them and holders of our Class A Shares, particularly with respect to tax considerations.

As of December 31, 2012, our executive managing directors held 67.0% of the equity in the Och-Ziff Operating Group directly through Och-Ziff Operating Group A Units, rather than through ownership of our Class A Shares. In addition, as of December 31, 2012, our executive managing directors held a 1.2% interest in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group D Units, which are non-equity profit interests. Because they hold their economic interests in our business directly through the Och-Ziff Operating Group, our executive managing directors may have conflicting interests with holders of Class A Shares or with us. For example, our executive managing directors will have different tax positions from holders of our Class A Shares which could influence decisions of the Class B Shareholder Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our executive managing directors and the Ziffs under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our executive managing directors’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.

We intend to pay regular quarterly distributions but our ability to do so may be limited by our holding company structure, as we are dependent on distributions from the Och-Ziff Operating Group to make distributions and to pay taxes and other expenses.

As a holding company, our ability to make distributions or to pay taxes and other expenses is subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A Shareholders. Accordingly, we expect to cause the Och-Ziff Operating Group to make distributions to the direct owners of Och-Ziff Operating Group Units, currently our intermediate holding companies, our executive managing directors and the Ziffs, pro rata in an amount sufficient to enable us to pay corresponding distributions to our Class A Shareholders and make required tax payments and payments under the tax receivable agreement; however, no assurance can be given that such distributions will or can be made. Our Board of Directors can change our distribution policy or reduce or eliminate our distributions at any time, in its discretion. In addition, the Och-Ziff Operating Group is required to make minimum tax distributions to its direct unit holders, to which our Class A Shareholders may not be entitled, as distributions on Och-Ziff Operating Group B Units to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. In addition, the Och-Ziff Operating Group may make distributions to our executive managing directors in respect of their Class C Non-Equity Interests with respect to cash awards granted to them under the PIP or otherwise. As a result, Class A Shareholders may not receive any distributions at a time when our executive managing directors and the Ziffs are receiving distributions on their ownership interests. If the Och-Ziff Operating Group has insufficient funds to make such distributions, we may have to borrow additional funds or sell assets, which could have a material adverse effect on our liquidity and financial condition.

Furthermore, by paying cash distributions rather than investing that cash in our business, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.

There may be circumstances under which we are restricted from making distributions under applicable law or regulation (for example, due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the fair value of the entity’s assets).

The declaration and payment of any future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy or reduce or eliminate our distributions at any time, in its discretion.

Because we have historically earned and recognized most of our incentive income in the fourth quarter of each year, we anticipate that quarterly distributions in respect of the first three calendar quarters will be disproportionate to distributions in respect of the last calendar quarter, which will typically be paid in the first calendar quarter of the following year. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our Delayed Draw Term Loan; legal, tax and regulatory restrictions; and other restrictions and implications on the payment of distributions by us to our Class A Shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Any compensatory payments made to our employees, as well as payments that Och-Ziff Corp makes under the tax receivable agreement and distributions to holders of ownership interests in respect of their tax liabilities arising from their direct ownership of ownership interests, will reduce amounts that would otherwise be available for distribution on our Class A Shares. In addition, discretionary income allocations on Class C Non-Equity Interests as determined by the Chairman of the Partner Management Committee (or, in the event there is no Chairman, the full Partner Management Committee acting by majority vote) in conjunction with our Compensation Committee, relating to cash awards granted to our executive managing directors under the PIP or otherwise, will also reduce amounts available for distribution to our Class A Shareholders. We have granted RSUs that may settle in Class A Shares to certain of our executive managing directors, managing directors or other employees, and to independent members of our Board of Directors. All of these RSUs accrue distributions to be paid if and when the underlying RSUs vest. Distributions may be paid in cash or in additional RSUs that accrue additional distributions and will be settled at the same time the underlying RSUs vest.

The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware limited liability company, we are not permitted to make distributions if and to the extent that after giving effect to such distributions, our liabilities would exceed the fair value of our assets. In addition, we will not be permitted to make distributions if we are in default under our Delayed Draw Term Loan. The Delayed Draw Term Loan also limits the amount of distributions we can pay to our “free cash flow,” as such term is defined in the credit agreement. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.

There are a number of risks involving the tax receivable agreement we are party to, including the risk that the Internal Revenue Service may challenge all or part of the tax basis increases and related increased deductions, and a court could sustain such a challenge, even with respect to amounts for which we have made payments pursuant to the tax receivable agreement.

The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors including the law in effect at the time of an exchange or a payment under the tax receivable agreement, the timing of future exchanges, the timing and amount of prior payments under the tax receivable agreement, the price of our Class A Shares at the time of any exchange, the composition of the Och-Ziff Operating Group’s assets at the time of any exchange, the extent to which such exchanges are taxable and the amount and timing of the income of Och-Ziff Corp and our other intermediate corporate taxpayers that hold Och-Ziff Operating Group B Units in connection with an exchange, if any. Depending upon the outcome of these factors, payments that we may be obligated to make to our executive managing directors and the Ziffs under the tax receivable agreement in respect of exchanges are likely to be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement, however, the timing and amounts of any such actual payments are not reasonably ascertainable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement.”

The Internal Revenue Service (“IRS”) may challenge all or part of increased deductions and tax basis increase, and a court could sustain such a challenge, which could result in a substantial increase in our tax liabilities. Were the IRS to challenge a tax basis increase, our executive managing directors and the Ziffs who have received payments under the tax receivable agreement will not reimburse the corporate taxpayers for any such payments that have been previously made. As a result, in certain circumstances, payments could be made to our executive managing directors and the Ziffs under the tax receivable agreement in excess of the corporate taxpayers’ cash tax savings. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, including the timing and amount of our future income.

Decisions made by our executive managing directors in the course of running our business, in particular decisions made with respect to the sale or disposition of assets or change of control, may influence the timing and amount of payments that are payable to an exchanging or selling executive managing director or the Ziffs under the tax receivable agreement. In general, earlier disposition of assets following an exchange or acquisition transaction will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets before an exchange or acquisition transaction will tend to increase the tax liability of our executive managing directors or the Ziffs without giving rise to any rights to receive payments under the tax receivable agreement.

In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, the corporate taxpayers’ (or their successors’) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain prescribed assumptions, including that the corporate taxpayers would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. Accordingly, obligations under the tax receivable agreement may make it more expensive for third parties to acquire control of us and make it more difficult for the holders of Class A Shares to recognize a premium in connection with any such transaction. Finally, we may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement, which may or may not be available on favorable terms, if at all.

If we are deemed an investment company under the 1940 Act, the applicable restrictions could make it impracticable for us to continue our business as contemplated and would have a material adverse impact on the market price of our Class A Shares.

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

The market price of our Class A Shares has been and may continue to be highly volatile and subject to wide fluctuations. In addition, the trading volume in our Class A Shares can be highly variable, which has caused and may continue to cause significant price variations to occur. The market price of our Class A Shares may fluctuate or decline significantly in the future. Some of the primary factors that could negatively affect the price of our Class A Shares or result in fluctuations in the price or trading volume of our Class A Shares include:

•	Reductions or lack of growth in our assets under management, whether due to poor investment performance by our funds or redemptions by investors in our funds.

•	Difficult global market and economic conditions.

•	Loss of investor confidence in the global financial markets and investing in general and in alternative asset managers in particular.

•	Competitively adverse actions taken by other hedge fund managers with respect to pricing, fund structure, redemptions, employee recruiting and compensation.

•	Inability to attract, retain or motivate our executive managing directors, investment professionals, managing directors or other key personnel.

•	Inability to repurchase or refinance our term loan either on acceptable terms or at all.

•	Public or other offerings of additional Class A Shares.

•	Inability to develop or successfully execute on business strategies or plans.

•	Unanticipated variations in our quarterly operating results or dividends.

•	Failure to meet analysts’ earnings estimates.

•	Publication of negative or inaccurate research reports about us or the asset management industry or the failure of securities analysts to provide adequate coverage of our Class A Shares in the future.

•

Adverse market reaction to any indebtedness we may incur, Och-Ziff Operating Group Units or cash awards we may grant under our Partner Incentive Plan or otherwise, or any other securities we may issue in the future.

•	Changes in market valuations of similar companies.

•	Speculation in the press or investment community about our business.

•

Additional or unexpected changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters.

•

Increases in inquiries and investigations by regulatory authorities, including as a result of regulations mandated by the Dodd-Frank Act and other initiatives of various regulators that have jurisdiction over us related to the alternative asset management industry.

•	Adverse publicity about the asset management industry generally or scandals involving hedge funds specifically.

The price of our Class A Shares may decline due to the large number of shares eligible for future sale and for exchange into Class A Shares.

The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2012, 147,689,919 Class A Shares were outstanding and 12,187,221 interests were outstanding pursuant to the Plan, and approximately 23,837,934 Class A Shares and other plan interests remain available for future grant under the Plan. The Class A Shares reserved under the Plan are increased on the first day of each fiscal year during the Plan’s term by the positive difference, if any, of (i) 15% of the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group A Units for Class A Shares) on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved for issuance under the Plan as of such date.

As of December 31, 2012, our executive managing directors and the Ziffs owned an aggregate of 305,605,914 Och-Ziff Operating Group A and D Units. The holder of any Och-Ziff Operating Group A Units generally has the right to exchange each of its Och-Ziff Operating Group A Units for one of our Class A Shares (or, at our option, a cash equivalent), subject to vesting, minimum retained ownership requirements and transfer restrictions. The Och-

Ziff Operating Group D Units convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. Since November 2012, the fifth anniversary of our IPO, there have been no restrictions on exchanges by the Ziffs of their Och-Ziff Operating Group A Units for Class A Shares under our Exchange Agreement, other than certain minimum exchange requirements, and transfers to effect such exchanges will be unrestricted. The Och-Ziff Operating Group A and D Units owned by our Pre-IPO Partners are subject to various new transfer restrictions which limit the number of such Units which may be exchanged for Class A Shares or cash under our Exchange Agreement, and therefore a limited number of Class A Shares may be resold by our Pre-IPO Partners from time to time. See “—Risks Related to Our Business—Our ability to retain and attract executive managing directors, managing directors and other investment professionals is critical to the success and growth of our business.”

We are party to a registration rights agreement with our executive managing directors that provides our executive managing directors and the Ziffs with certain “piggyback” registration rights in connection with registered offerings of our securities and for our executive managing directors to have the ability to cause us to register the Class A Shares they acquire upon exchange of their Och-Ziff Operating Group A Units or otherwise.

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

As of December 31, 2012, DIC owns 38,138,571 of our Class A Shares, which it purchased from us concurrent with the consummation of our IPO pursuant to a Securities Purchase and Investment Agreement. As of December 31, 2012, the transfer restrictions imposed by such agreement have terminated with respect to all of DIC’s Class A Shares, and DIC will be able to sell these Class A Shares.

Our executive managing directors’ beneficial ownership of Class B Shares, our shareholders’ agreement, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our executive managing directors own all of our Class B Shares, which as of December 31, 2012, represent approximately 65.6% of the total voting power of our Company. In addition, our executive managing directors have granted an irrevocable proxy to vote all of such shares to the Class B Shareholder Committee (the sole member of which is currently Mr. Och) as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, under the shareholders’ agreement entered into in connection with the IPO, the Class B Shareholder Committee has approval rights with respect to certain actions of our Board of Directors, including actions relating to a potential change in control, so long as our executive managing directors continue to hold at least 40% of our total combined voting power, and has the ability to initially designate five of the seven nominees to our Board of Directors, and, under our operating agreement, the Class B Shareholder Committee will have certain consent rights with respect to structural and other changes involving our Company. See “—Risks Related to Our Organization and Structure—Control by Mr. Och of the combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.”

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

The U.S. federal income tax treatment of holders of the Class A Shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Class A Shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, change the character or treatment of portions of our income (including, for instance, treating carried interest income as entirely ordinary income), affect the tax considerations of an investment in us and adversely affect an investment in our Class A Shares. “Carried interest” is a term often used in the marketplace as a general reference to describe a general executive managing director’s right to receive its incentive income in the form of a profit allocation eligible for capital gains tax treatment (to the extent that the carried interest consists of capital gains). See “—Legislation changing the treatment of carried interest has been considered that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to other potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.”

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

Legislation changing the treatment of carried interest has been considered that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to other potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

A number of legislative proposals have been considered by past Congresses that would have characterized some or all of the income recognized from carried interests as ordinary income and would have treated such income as non-qualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes after a transition period or requiring us to restructure our operations to earn such non-qualifying income through taxable subsidiary corporations. In addition, versions of the prior proposals could have, if enacted, (i) prevented us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis, (ii) subjected holders of Class A Shares to tax on our conversion into a corporation or restructuring after the transition period, and (iii) increased the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain. The Obama administration has supported changing the treatment of carried interests in its budget proposals for 2013 (similar to its proposals in prior years). States, including New York, have also considered legislation to increase taxes with respect to carried interests and, as a result of widespread budget deficits, several states have evaluated proposals to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. More broadly, Congress and the administration may consider potentially significant changes to various aspects of the tax law, including the deductibility of certain expenses and tax treatment of certain entities.

If the carried interest proposals described above were to be enacted into law or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules or otherwise impose additional taxes, Class A Shareholders would be negatively affected because we would incur a material increase in our tax liability as a public company from the date any such changes applied to us, which likely would result in a reduction in the value of our Class A Shares.

You may be subject to U.S. federal income tax on your share of our taxable income, regardless of whether you receive any cash distributions from us.

So long as we are not required to register as an investment company under the 1940 Act and 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of the Code on a continuing basis, we will be treated, under current law, as a partnership for U.S. federal income tax purposes and not as an association or a publicly traded partnership taxable as a corporation. You may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on your allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow-through basis) for each of our taxable years ending with or within your taxable year, regardless of whether or not you receive cash distributions from us. You may not receive cash distributions equal to your allocable share of our net taxable income or even the tax liability that results from that income. Even in cases where we make cash distributions, our taxable income and losses will be apportioned among Class A Shareholders in a manner that may not correspond with the timing of cash distributions. In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation, which we refer to as “CFC,” and a Passive Foreign Investment Company, which we refer to as “PFIC,” may produce taxable income prior to the receipt of cash relating to such income, and holders of our Class A Shares that are United States persons will be required to take such income into account in determining their taxable income. Under our operating agreement, in the event of an inadvertent partnership termination in which the IRS has granted us limited relief, each holder of our Class A Shares also is obligated to make such adjustments as are required by the IRS to maintain our status as a partnership. Such adjustments may require persons who hold our Class A Shares to recognize additional amounts in income during the years in which they hold such shares. We may also be required to make payments to the IRS.

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

Any distributions paid on Class A Shares will not take into account your particular tax situation (including the possible application of the alternative minimum tax) and, therefore, because of the foregoing as well as other possible reasons, may not be sufficient to pay your full amount of tax based upon your share of our net taxable income. In addition, the actual amount and timing of distributions will always be subject to the discretion of our Board of Directors and we cannot assure you that we will in fact pay cash distributions as currently intended. In particular, the amount and timing of distributions will depend upon a number of factors, including, among others:

•	General business and economic conditions and our strategic plans and prospects.

•	Amounts necessary or appropriate to provide for the conduct of our business, including to pay operating and other expenses.

•	Amounts necessary to make appropriate investments in our business and our funds and the timing of such investments.

•	Our actual results of operations and financial condition.

•	Restrictions imposed by our operating agreement and Delaware law.

•	Contractual restrictions, including restrictions imposed by our term loan credit agreement and payment obligations under our tax receivable agreement.

•

Cash payments to our executive managing directors, including distributions in respect of their Class C Non-Equity Interests, that we may make in connection with awards under our Partner Incentive Plan or otherwise, and compensatory payments made to our employees.

•	The amount of cash that is generated by our investments.

•	Cash needed to fund liquidity requirements.

•	Contingent liabilities.

•	Other factors that our Board of Directors deems relevant.

Even if we do not distribute cash in an amount that is sufficient to fund your tax liabilities, you will still be required to pay income taxes on your share of our taxable income.

If we were to be treated as a corporation for U.S. federal income tax purposes, the value of the Class A Shares may be materially adversely affected.

We have not requested, and do not plan to request, a ruling from the IRS on our treatment as a partnership for U.S. federal income tax purposes, or on any other matter affecting us. Under current law and assuming full compliance with the terms of our operating agreement (and other relevant documents), we believe that we would be treated as a partnership, and not as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes.

In general, if an entity that would otherwise be classified as a partnership for U.S. federal income tax purposes is a “publicly traded partnership” (as defined in the Code) it will be nonetheless treated as a corporation for U.S. federal income tax purposes, unless the exception described below, and upon which we intend to rely, applies. A publicly traded partnership will, however, be treated as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of the Code and it is not required to register as an investment company under the 1940 Act. We refer to this exception as the “qualifying income exception.”

Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We expect that our income generally will consist of interest and dividends (including dividends from Och-Ziff Corp), capital gains and other types of qualifying income, such as income from notional principal contracts, securities loans, options, forward contracts and future contracts. No assurance can be given as to the types of income that will be earned in any given year. If we fail to satisfy the qualifying income exception described above, items of income and deduction would not pass through to holders of the Class A Shares and holders of the Class A Shares would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. In such a case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of such income. Moreover, dividends to holders of the Class A Shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and the payment of these dividends would not be deductible by us. Taxation of us as a publicly traded partnership taxable as a corporation could result in a material adverse effect on our cash flows and the after-tax returns for holders of Class A Shares and thus could result in a substantial reduction in the value of the Class A Shares.

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

In order for us to be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis and we must not be required to register as an investment company under the 1940 Act. In order to effect such treatment we (or our subsidiaries) may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings we may not have otherwise entered into. This may materially adversely affect our ability to operate solely to maximize our cash flows. Our structure also may impede our ability to engage in certain corporate acquisitive transactions because we generally intend to hold all of our assets through the Och-Ziff Operating Group. In addition, we may be unable to participate in certain corporate reorganization transactions that would be tax free to our holders if we were a corporation. To the extent we hold assets other than through the Och-Ziff Operating Group, we will make appropriate adjustments to the Och-Ziff Operating Group agreements so that distributions to our executive managing directors, the Ziffs and us would be the same as if such assets were held at that level.

We may not be able to invest in certain assets, other than through a taxable corporation.

In certain circumstances, we or one of our subsidiaries may have an opportunity to invest in certain assets through an entity that is characterized as a partnership for U.S. federal income tax purposes, where the income of such entity may not be “qualifying income” for purposes of the publicly traded partnership rules. In order to manage our affairs so that we will meet the qualifying income exception, we may either refrain from investing in such entities or, alternatively, we may structure our investment through an entity classified as a corporation for U.S. federal income tax purposes. If the entity were a U.S. corporation, it would be subject to U.S. federal income tax on its operating income, including any gain recognized on its disposal of its interest in the entity in which the opportunistic investment has been made, as the case may be, and such income taxes would reduce the return on that investment.

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

Our principal executive offices are located in leased office space in New York. We also lease space for our operations in London, Hong Kong, Beijing and Mumbai. The terms of these leases vary, but generally are long term. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.

Item 3.	Legal Proceedings

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas and related costs. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business and operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business.”

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our Class A Shares are listed and traded on the NYSE under the symbol “OZM.” The following table presents information on the high and low last reported sales prices as reported on the NYSE for our Class A Shares for the periods presented:

	Price Range of Our Class A Shares
	High	Low
2012
First quarter	$10.72	$8.35
Second quarter	$9.72	$6.81
Third quarter	$9.70	$6.84
Fourth quarter	$10.30	$8.74
2011
First quarter	$17.39	$15.26
Second quarter	$16.42	$13.13
Third quarter	$14.26	$9.03
Fourth quarter	$11.39	$7.43

Our Class B Shares are not listed on the NYSE and there is no, and we do not expect there would be any, other established trading market for these shares. All of our Class B Shares are owned by our executive managing directors and have no economic rights, but entitle holders to one vote per share on all matters submitted to a vote of our Class A Shareholders.

As of February 15, 2013, there were 13 holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

The following table presents the cash dividends paid on our Class A Shares in 2013, as well as for the two most recent fiscal years:

Payment Date	Record Date	Dividend per Share
February 26, 2013	February 19, 2013	$0.75
November 19, 2012	November 12, 2012	$0.12
August 20, 2012	August 13, 2012	$0.14
May 21, 2012	May 14, 2012	$0.10
February 28, 2012	February 21, 2012	$0.04
November 28, 2011	November 21, 2011	$0.09
August 22, 2011	August 15, 2011	$0.14
May 19, 2011	May 12, 2011	$0.13
February 25, 2011	February 18, 2011	$0.71

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2012, we issued 1,555,498 Class A Shares to the Ziffs in exchange for an equal number of Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A Units surrendered by the Ziffs were automatically canceled upon the exchange. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units were pursuant to the terms of the exchange agreement by and among Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, our executive managing directors and the Ziffs. The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(a)(2) of Securities Act.

Item 6.	Selected Financial Data

	As of and for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$1,211,397	$616,424	$924,503	$743,288	$604,384
Total expenses	1,919,417	2,040,313	2,099,156	2,158,436	2,057,904
Total other income (loss)	163,099	12,665	16,777	77,389	(170,049)
Income taxes	79,085	59,581	41,078	37,703	40,066

Consolidated Net Loss	$(624,006)	$(1,470,805)	$(1,198,954)	$(1,375,462)	$(1,663,635)

Allocation of Consolidated Net Loss
Class A Shareholders	$(315,826)	$(418,990)	$(294,413)	$(297,429)	$(510,596)
Noncontrolling interests	(308,180)	(1,051,815)	(904,541)	(1,078,033)	(1,153,039)

	$(624,006)	$(1,470,805)	$(1,198,954)	$(1,375,462)	$(1,663,635)

Net Loss Per Class A Share
Basic and Diluted	$(2.21)	$(4.07)	$(3.35)	$(3.79)	$(6.86)
Weighted-Average Class A Shares Outstanding
Basic and Diluted	142,970,660	102,848,812	87,910,977	78,387,368	74,398,336

Selected Balance Sheet Data
Cash and cash equivalents	$162,485	$149,011	$117,577	$73,732	$81,403
Assets of consolidated Och-Ziff funds	1,782,814	772,957	441,023	300,604	209,635
Total assets	3,535,065	2,044,103	2,093,924	2,206,424	2,001,008
Debt obligations	388,043	383,685	639,487	652,414	764,889
Liabilities of consolidated Och-Ziff funds	227,081	103,103	27,587	29	—
Total liabilities	1,686,481	1,411,738	1,666,287	2,016,743	2,222,144
Shareholders’ deficit attributable to Class A Shareholders	(250,535)	(357,136)	(351,555)	(374,312)	(430,107)
Shareholders’ equity attributable to noncontrolling interests	2,099,119	989,501	779,192	563,993	208,971
Total shareholders’ equity (deficit)	1,848,584	632,365	427,637	189,681	(221,136)

Economic Income Data
Economic Income Revenues—Non-GAAP(1)	$1,091,467	$553,476	$876,959	$713,116	$592,835
Economic Income—Non-GAAP(1)	694,114	273,772	566,758	403,679	304,409

Assets Under Management
Balance—beginning of period	$28,766,340	$27,934,696	$23,079,796	$26,954,606	$33,387,455
Net flows	479,587	1,116,442	2,692,705	(8,052,634)	(722,135)
Appreciated (depreciation)	3,358,003	(284,798)	2,162,195	4,177,824	(5,710,714)

Balance—end of period	$32,603,930	$28,766,340	$27,934,696	$23,079,796	$26,954,606

(1)	These items presented are non-GAAP financial measures that supplement, and should not be considered alternatives to, revenues, net loss or cash flow from operations that have been prepared in accordance with GAAP, and are not necessarily indicative of liquidity or the cash available to fund operations. Please see the discussion on the following page for important disclosures about the use of non-GAAP measures.

Comparability

Prior to the adoption of guidance on noncontrolling interests in consolidated financial statements on January 1, 2009, losses were allocated to noncontrolling interests to the extent that cumulative losses did not reduce shareholders’ equity attributable to noncontrolling interests to a deficit position. Subsequent to the adoption of the new accounting treatment on January 1, 2009, the Company no longer absorbs losses when cumulative losses reduce shareholders’ equity attributable to noncontrolling interests to a deficit position. As a result, the net loss allocated to noncontrolling interests and the net loss allocated to Class A Shareholders from 2009 to 2012 is not comparable to the amounts presented in 2008.

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

Economic Income is a measure of pre-tax operating performance that excludes the following from our results on a GAAP basis:

•

Income allocations to our executive managing directors and the Ziffs on their direct interests in the Och- Ziff Operating Group. Management reviews operating performance at the Och-Ziff Operating Group level, where substantially all of our operations are performed, prior to making any income allocations.

•

Reorganization expenses related to the 2007 Offerings, equity-based compensation expenses and depreciation and amortization expenses, as management does not consider these non-cash expenses to be reflective of operating performance.

•

Changes in the tax receivable agreement liability, net gains (losses) on investments in Och-Ziff funds and net gains on early retirement of debt, as management does not consider these items to be reflective of operating performance.

•

Allocation of deferred balances and related taxes and net earnings on deferred balances, as these amounts relate to amounts due to our executive managing directors and the Ziffs for incentive income that was deferred prior to the 2007 Offerings.

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

As a result of the adjustments described above, as well as an adjustment to present management fees net of recurring placement and related service fees (rather than considering these fees an expense), Economic Income Revenues is also a non-GAAP measure. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Income Reconciliations” included in this annual report.

Our non-GAAP financial measures should not be considered as alternatives to our GAAP net loss allocated to Class A Shareholders or cash flow from operations, or as indicative of liquidity or the cash available to fund operations. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of this annual report. Actual results may differ materially from those contained in any forward-looking statements. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. An investment in our Class A Shares is not an investment in any of our funds.

Overview

Overview of Our 2012 Results

As of December 31, 2012, our assets under management were $32.6 billion, compared with $28.8 billion as of December 31, 2011. The $3.8 billion year-over-year increase was driven by performance-related appreciation of $3.4 billion and capital net inflows of $479.6 million, which included approximately $985.9 million of CLOs. Throughout 2012, we saw increasing levels of investor interest in our funds from new investors and existing investors seeking to expand their relationships with us. As a result, our credit-focused platforms grew rapidly in 2012. During 2012, we also launched our first two CLOs. We experienced higher allocations from pension funds, which were 30% of our assets under management as of January 1, 2013, compared with 28% on January 1, 2012. This increase was partially offset by elevated redemptions by fund-of-funds, which were 16% of our assets under management on January 1, 2013, compared with 18% in the prior-year period.

For 2012, we reported a GAAP net loss allocated to Class A Shareholders of $315.8 million, compared to a net loss of $419.0 million for 2011. The GAAP net losses primarily resulted from non-cash Reorganization expenses associated with our 2007 Offerings of $1.4 billion and $1.6 billion in 2012 and 2011, respectively.

We reported Economic Income for the Company of $694.1 million for 2012, compared to $273.8 million for 2011. The increase was driven by higher incentive income, partially offset by increases in discretionary cash bonuses and non-compensation expenses. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”

Overview of 2012 Fund Performance

Our 2012 investment returns were strong, generated with less than a quarter of the volatility of the S&P 500 Index on a weighted-average basis. Our returns reflected our ability to remain flexible and opportunistic in allocating capital within our portfolios. This enabled us to protect capital during the periods of elevated market volatility, and to generate strong, absolute returns when market conditions were more constructive. We accomplished this by adjusting our portfolio allocations between various asset classes, geographies and strategies as the market environment changed.

We were active in all of our investment strategies at varying points during 2012, with the most significant contributors to our performance being our credit-related strategies and long/short equity special situations. We ended the year fully invested in the OZ Master Fund, as we increased our exposures, primarily in equities, during the second half of 2012 in response to increased investment opportunities globally.

During 2012, the OZ Master Fund generated a net return of 11.6%, the OZ Europe Master Fund a net return of 8.6%, the OZ Asia Master Fund a net return of 7.0% and the OZ Global Special Investments Master Fund a net return of 9.8%. Performance was driven primarily by our structured credit, long/short equity special situations and corporate credit strategies. For important information about our fund performance data, please see “—Assets Under Management and Fund Performance Information.”

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

Global equity markets had a strong year overall in 2012. Economic policy drove market sentiment throughout the year, with notable moves resulting from central bank announcements, political leadership changes and major policy decisions. Central banks continued to display a commitment to supporting economic growth and accommodative monetary policy. In Europe, economic deterioration appeared to have lessened, and concerns about Europe’s sovereign debt crisis eased significantly. In the U.S., the outcome of the presidential election reduced investor uncertainty and concerns about the fiscal cliff eased after U.S. lawmakers reached an agreement on January 1, 2013.

The 2012 fourth quarter equity markets were strong in Europe and Asia, but were down slightly in the U.S. given concerns about the outcome of fiscal cliff negotiations. Volatility generally remained low, although investor uncertainty was high as fiscal cliff talks persisted throughout the quarter. U.S. credit markets globally gained strength during the quarter, as fixed income investors continued to seek higher yields and fiscal monetary policy remained accommodative. High yield issuance reached record levels, and loan issuers took advantage of strong demand. In Europe, credit markets rallied on the prospect of more active market interventions by the European Central Bank. In Asia, credit markets were also strong.

Capital Flow Environment

During 2012, capital inflows to the hedge fund industry declined compared to 2011. We believe that ongoing concerns about the political and macroeconomic environment globally weighed on near-term investor confidence, which adversely impacted capital allocations to hedge funds. Flows to the industry in 2012 were approximately half the levels seen in 2011, according to Hedge Fund Research. Additionally, we believe that the ongoing rotation of capital out of fund-of-funds and into direct investing strategies affected the pace of flows into the industry. However, we remain confident that the secular growth opportunity for hedge funds is intact as institutional investors increasingly seek to mitigate risk and enhance the returns of their portfolios. We believe that capital allocations to the hedge fund industry will begin to increase if markets continue to stabilize globally.

Assets Under Management and Fund Performance

Our financial results are primarily driven by the combination of our assets under management and the investment performance of our funds. Both of these factors directly affect the revenues we earn from management fees and incentive income. Growth in assets under management due to capital placed with us by investors in our funds and positive investment performance of our funds drive growth in our revenues and earnings. Conversely, poor investment performance slows our growth by decreasing our assets under management and increasing the potential for redemptions from our funds, which would have a negative effect on our revenues and earnings.

We typically accept capital from new and existing investors in our funds on a monthly basis on the first day of each month. Investors in our funds (other than investors in our real estate funds, certain credit funds and certain other alternative investment vehicles we manage and other than with respect to capital invested in Special Investments) typically have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 90 days’ prior written notice. However, upon the payment of a redemption fee to the applicable fund and upon giving 30 days’ prior written notice, certain investors may redeem capital during the lock-up period. The lock-up requirements for our funds may generally be waived or modified at the sole discretion of each fund’s general partner or board of directors, as applicable. The after-tax proceeds from the 2007 Offerings reinvested by our executive managing directors in our funds were subject to a five-year lock-up that expired in December 2012.

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

Information with respect to our assets under management throughout this report, including the tables set forth in this discussion and analysis, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. As of December 31, 2012, approximately 9% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 32% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a portion of the management fees charged to the fund.

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

Summary of Changes in Assets Under Management

The table below presents the changes to our assets under management and our weighted-average assets under management for the respective period. Weighted-average assets under management exclude the impact of fourth quarter investment performance for the periods presented, as these amounts do not impact management fees calculated for that period.

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Balance-beginning of period	$28,766,340	$27,934,696	$23,079,796
Net flows	479,587	1,116,442	2,692,705
Appreciation (Depreciation)	3,358,003	(284,798)	2,162,195

Balance-end of period	$32,603,930	$28,766,340	$27,934,696

Weighted-average assets under management	$29,992,653	$28,932,010	$25,402,238

In 2012, our funds experienced performance-related appreciation of $3.4 billion and capital net inflows of $479.6 million, which were comprised of $3.9 billion of gross inflows and $3.5 billion of gross outflows. Direct allocations from pension funds continued to be the largest driver of our inflows (excluding CLOs), while redemptions from fund-of-funds were the largest driver of our outflows. Our gross inflows also included $985.9 million related to the launch of our first two CLOs in the second half of the year. We continued to see strong interest from new investors and existing fund investors who seek to expand their relationships with us. As a result, our credit-focused platforms experienced rapid growth in 2012.

In 2011, our funds experienced capital net inflows of $1.1 billion, which were comprised of $4.4 billion of gross inflows and $3.3 billion of gross outflows, and performance-related depreciation of $284.8 million. The inflows came from a diversified combination of new and existing investors globally. Our real estate funds, credit platforms and certain other funds that we manage with longer than one-year performance measurement periods comprised a meaningful portion of gross inflows in 2011. We believe that volatile market conditions worldwide in 2011, and the resultant deterioration in investor confidence, impacted the pace of new capital commitments to the hedge fund industry and Och-Ziff during the year. The outflows were driven by a variety of factors influencing our fund investors and remained at higher levels than we experienced prior to the 2008 financial crisis.

In 2010, our funds experienced capital net inflows of $2.7 billion, which were comprised of $5.4 billion of gross inflows and $2.7 billion of gross outflows, and performance-related appreciation of $2.2 billion. The inflows were driven by increased institutional investor confidence in placing capital with alternative asset managers and, in turn, with us, in order to enhance the yield and diversification of their investments. Additionally, assets with three-year measurement periods comprised a meaningful portion of our gross inflows in 2010. The outflows were driven primarily by quarterly redemption requests.

Assets Under Management and Fund Performance Information

	December 31,
	2012	2011	2010
	(dollars in thousands)
Multi-strategy funds
OZ Master Fund	$21,779,917	$20,197,522	$19,624,979
OZ Europe Master Fund	1,960,883	2,271,540	2,957,675
OZ Asia Master Fund	1,393,496	1,619,742	1,535,082
OZ Global Special Investments Master Fund	1,052,602	975,801	1,240,164
Other multi-strategy funds	1,660,016	1,319,084	1,173,477
Credit funds	2,391,635	1,110,937	619,062
CLOs	985,934	—	—
Real estate funds	891,819	910,304	611,548
Other	487,628	361,410	172,709

Total	$32,603,930	$28,766,340	$27,934,696

The table above presents the composition of our assets under management based on the strategy or asset class in which they are invested. Presentation of the assets under management and performance for individual funds is shown for those funds that we consider material to an understanding of our business and to facilitate an understanding of our results of operations for the periods presented. All of our funds are managed by the Och-Ziff Funds segment with the exception of our domestic real estate funds, which are managed by the real estate management business included in Other Operations.

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

The net returns presented in this discussion represent the composite performance of all feeder funds that comprise each of the master funds presented. The net return is calculated using the total return of all feeder funds, net of all fees and expenses of such feeder funds and master funds (except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization) and the returns of each feeder fund include the reinvestment of all dividends and other income. The net returns also include realized and unrealized gains and losses attributable to Special Investments and initial public offering investments that are not allocated to all investors in the feeder funds. Investors that were not allocated Special Investments and initial public offering investments may experience materially different returns.

Multi-Strategy Funds

We currently manage four main investment funds on a multi-strategy basis, across multiple geographies, as well as various other multi-strategy funds. Management fees for these funds generally range from 1.5% to 2.5%. Incentive income for these funds is earned at the end of the applicable performance measurement period, which generally range from one to three years. The measurement period for the majority of these assets is one year and expires on December 31 each year. See “—Understanding Our Results—Incentive Income” for additional information.

OZ Master Fund

	Assets Under Management as of December 31,			Net Returns for the Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(dollars in thousands)
OZ Master Fund	$21,779,917	$20,197,522	$19,624,979	11.6%	-0.5%	8.5%

In 2012, the $1.6 billion year-over-year increase in assets under management was driven by performance-related appreciation in each quarter, partially offset by capital net outflows in each quarter. In 2012, convertible and derivative arbitrage contributed approximately 6% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 18%; long/short equity special situations contributed approximately 30%; merger arbitrage contributed approximately 2%; private investments contributed approximately 1%; structured credit contributed approximately 44%; and other items contributed approximately -1%.

In 2011, the $572.5 million year-over-year increase in assets under management resulted from capital net inflows during the last three quarters of the year and performance-related appreciation during the first and fourth quarters. These increases were partially offset by net outflows in the first quarter and performance-related depreciation in the second and third quarters. In 2011, convertible and derivative arbitrage contributed approximately 26% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 17%; long/short equity special situations contributed approximately -17%; merger arbitrage contributed approximately 11%; private investments contributed approximately -16%; structured credit contributed approximately 91%; and other items contributed approximately -12%.

In 2010, convertible and derivative arbitrage contributed approximately 10% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 17%; long/short equity special situations contributed approximately 22%; merger arbitrage contributed approximately 3%; private investments contributed approximately 13%; and structured credit contributed approximately 35%.

As a result of the overall performance of the OZ Master Fund, we earned approximately 81%, 69% and 74% of our incentive income before eliminations from investors in this fund in 2012, 2011 and 2010, respectively.

OZ Europe Master Fund

	Assets Under Management as of December 31,			Net Returns for the Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(dollars in thousands)
OZ Europe Master Fund	$1,960,883	$2,271,540	$2,957,675	8.6%	-4.9%	7.5%

In 2012, the $310.7 million year-over-year decrease in assets under management was driven by capital net outflows in each quarter and performance-related depreciation in the second quarter, partially offset by performance-related appreciation in the first quarter and second half of the year. In 2012, convertible and derivative arbitrage contributed approximately 3% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 30%; long/short equity special situations contributed approximately 32%; merger arbitrage contributed approximately 4%; private investments contributed approximately -22%; structured credit contributed approximately 49%; and other items contributed approximately 4%.

In 2011, the $686.1 million year-over-year decrease in assets under management resulted from capital net outflows in each quarter and performance-related depreciation during the last three quarters of the year, partially offset by performance-related appreciation during the first quarter. In 2011, convertible and derivative arbitrage contributed approximately -30% of the fund’s return before management fees and incentive income; corporate credit contributed approximately -10%; long/short equity special situations contributed approximately 88%; merger arbitrage contributed approximately -18%; private investments contributed approximately 77%; structured credit contributed approximately -32%; and other items contributed approximately 25%.

In 2010, convertible and derivative arbitrage contributed approximately 12% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 29%; long/short equity special situations contributed approximately 19%; merger arbitrage contributed approximately 2%; private investments contributed approximately 13%; structured credit contributed approximately 26%; and other items contributed approximately -1%.

As a result of the overall performance of the OZ Europe Master Fund, we earned approximately 7%, 19% and 10% of our incentive income from investors in this fund in 2012, 2011 and 2010, respectively.

OZ Asia Master Fund

	Assets Under Management as of December 31,			Net Returns for the Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(dollars in thousands)
OZ Asia Master Fund	$1,393,496	$1,619,742	$1,535,082	7.0%	-3.8%	9.9%

In 2012, the $226.2 million year-over-year decrease in assets under management was due to capital net outflows in each quarter and performance-related depreciation in the second quarter, partially offset by performance-related appreciation in the first quarter and second half of the year. In 2012, convertible and derivative arbitrage contributed approximately 9% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 23%; long/short equity special situations contributed approximately 69%; private investments contributed approximately 8%; and other items contributed approximately -9%.

In 2011, the $84.7 million year-over-year increase in assets under management was a result of capital net inflows in each quarter and performance-related appreciation during the first quarter, partially offset by performance-related depreciation during the last three quarters of the year. In 2011, convertible and derivative arbitrage contributed approximately -36% of the fund’s return before management fees and incentive income; corporate credit contributed approximately -74%; long/short equity special situations contributed approximately 181%; merger arbitrage contributed approximately -16%; private investments contributed approximately -30%; and other items contributed approximately 75%.

In 2010, convertible and derivative arbitrage contributed approximately 31% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 4%; long/short equity special situations contributed approximately 52%; merger arbitrage contributed approximately 2%; private investments contributed approximately 18%; and other items contributed approximately -7%.

As a result of the overall performance of the OZ Asia Master Fund, we earned approximately 1%, 1% and 5% of our incentive income from investors in this fund in 2012, 2011 and 2010, respectively.

OZ Global Special Investments Master Fund

	Assets Under Management as of December 31,			Net Returns for the Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(dollars in thousands)
OZ Global Special Investments Master Fund	$1,052,602	$975,801	$1,240,164	9.8%	3.2%	13.4%

In 2012, the $76.8 million year-over-year increase in assets under management was due to performance-related appreciation in the first quarter and second half of the year, partially offset by capital net outflows in each quarter and performance-related depreciation in the second quarter. In 2012, corporate credit contributed approximately 9% of the fund’s return before management fees and incentive income; long/short equity special situations contributed approximately 20%; merger arbitrage contributed approximately 1%; private investments contributed approximately 7%; structured credit contributed approximately 59%; and other items contributed approximately 4%.

In 2011, the $264.4 million year-over-year decrease in assets under management was driven primarily by capital net outflows in each quarter and performance-related depreciation in the third quarter, partially offset by performance-related appreciation in the first half and the fourth quarter of the year. In 2011, corporate credit contributed approximately 14% of the fund’s return before management fees and incentive income; long/short equity special situations contributed approximately -12%; merger arbitrage contributed approximately 2%; private investments contributed approximately 41%; structured credit contributed approximately 64%; and other items contributed approximately -9%.

In 2010, corporate credit contributed approximately 6% of the fund’s return before management fees and incentive income; long/short equity special situations contributed approximately 13%; merger arbitrage contributed approximately 2%; private investments contributed approximately 32%; structured credit contributed approximately 49%; and other items contributed approximately -2%.

As a result of the overall performance of the OZ Global Special Investments Master Fund, we earned approximately 3%, 9% and 7% of our incentive income from investors in this fund in 2012, 2011 and 2010, respectively.

Other Multi-Strategy Funds

The remaining assets under management in our multi-strategy funds generally invest in strategies similar to the OZ Master Fund; however, investment performance for these funds may vary materially from the returns of the OZ Master Fund.

In 2012, the $340.9 million year-over-year increase in assets under management was driven by both capital net inflows and positive investment performance in the first quarter and second half of the year, partially offset by capital net outflows and performance-related depreciation in the second quarter.

In 2011, the $145.6 million year-over-year increase in assets under management resulted from capital net inflows in the first three quarters of the year and positive investment performance in the first and fourth quarters, partially offset by capital net outflows in the fourth quarter and performance-related depreciation in the second and third quarters.

Credit Funds

We manage various credit funds that generally make investments in structured and corporate credit assets, primarily in the United States and Europe. Management fees for these funds generally range from 0.75% to 1.5% of assets under management based on the amount of capital committed to these platforms by our fund investors. Incentive income related to the majority of these assets is subject to hurdle rates and is not recognized as revenue until it is no longer subject to clawback, which is at or near the end of the life of the fund.

In 2012, the $1.3 billion year-over-year increase in assets under management was driven by continued growth in our various credit funds.

In 2011, the $491.9 million year-over-year increase in assets under management was driven by the launch of various credit funds, as well as continued growth in our existing credit platforms.

CLOs

In 2012, we raised $985.9 million of assets under management in our CLOs. Management fees for the CLOs are generally 0.50% based on the par value of the collateral and cash held in the CLOs. Incentive income from our CLOs is equal to 20% of the excess cash flows due to the holders of the subordinated notes, subject to a stated hurdle rate.

Real Estate Funds

Our real estate funds generally make investments in commercial and residential real estate in North America, including real property, multi-property portfolios, real estate related joint ventures, real estate operating companies and other real estate related assets. Management fees for our real estate funds range from 0.75% to 1.5% of assets under management based on the amount of capital committed to these platforms by our fund investors. Incentive income related to these funds is subject to hurdle rates and is not recognized as revenue until it is no longer subject to clawback, which is at or near the end of the life of the fund.

In 2012, the $18.5 million year-over-year decrease in assets under management was driven by the wind-down of our first domestic real estate fund, partially offset by increases related to our second domestic real estate fund.

In 2011, the $298.8 million year-over-year increase in assets under management was driven primarily by additional closings in our second domestic real estate fund.

Other

Our other assets under management are comprised of funds that are generally strategy-specific. Management fees for these funds range from 1.00% to 1.75% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. Incentive income related to these funds may be subject to hurdle rates. For the majority of these other assets, incentive income is not recognized as revenue until it is no longer subject to clawback, which is at or near the end of the life of the fund.

In 2012, the $126.2 million year-over-year increase in assets under management was driven primarily by capital net inflows in the first quarter.

In 2011, the $188.7 million year-over-year increase in assets under management was driven primarily by capital net inflows in the first three quarters of the year.

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

The ability of investors to contribute capital to and redeem capital from our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ investment performance. Both of these factors directly impact the revenues we earn from management fees and incentive income. For example, a $1 billion increase or decrease in assets under management subject to a 2% management fee would generally increase or decrease annual management fees by $20 million. If net profits attributable to a fee-paying fund investor were $10 million in a given year, we generally would earn incentive income equal to $2 million, assuming a 20% incentive income rate, a one-year performance measurement period, no hurdle rate and no high-water marks from prior years.

For any given quarter, our revenues will be influenced by the combination of assets under management and the investment performance of our funds. For the first three quarters of each year, our revenues will be primarily comprised of the management fees we have earned for each respective quarter. In addition, we may recognize incentive income for assets under management for which the measurement period expired in that quarter, such as assets subject to three-year performance measurement periods, or incentive income related to fund investor redemptions, and these amounts may be significant. In the fourth quarter, our revenues will be primarily comprised of the management fees we have earned for the quarter, as well as incentive income related to the full-year investment performance generated on assets under management that are subject to annual measurement periods, or for other assets under management for which the measurement period expired in that quarter.

Management Fees.    Management fees are generally calculated and paid to us on a quarterly basis at the beginning of the quarter, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate in 2012 was approximately 1.63%. This average rate takes into account the effect of non-fee paying assets under management, as well as our credit funds, CLOs, real estate funds and other alternative investment vehicles we manage.

Incentive Income.    We earn incentive income based on the performance of our funds. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor, but it excludes unrealized gains and losses attributable to Special Investments.

We do not recognize incentive income until the end of the applicable performance measurement period when the amounts are contractually payable, or “crystallized.” Additionally, all of our hedge funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning we will not be able to earn incentive income with respect to positive investment performance we generate for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark.

The performance measurement period for most of our assets under management is on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31. We may also recognize incentive income related to fund investor redemptions at other times during the year. Additionally, we may recognize a material amount of incentive income during the year related to assets subject to three-year performance measurement periods for which the measurement period has expired (including the rollover of a portion of these assets into one-year measurement periods upon the conclusion of the initial three-year measurement period), as well as assets in our credit funds, real estate funds and certain other funds we manage. We may also recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to us to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be recognized by us until the end of the relevant performance measurement period (if at all).

The performance measurement periods with respect to approximately $6.9 billion, or 21.3%, of our assets under management as of December 31, 2012 are longer than one year. These assets under management relate to assets subject to three-year performance measurement periods in the OZ Master Fund and other multi-strategy funds, as well as assets in our credit funds, CLOs, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets, excluding CLOs, is based on the cumulative performance over a performance measurement period, and is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets may also be subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition to us of a full 20% of the net profits attributable to investors in these assets.

Income of Consolidated Och-Ziff Funds.    Revenues recorded as income of consolidated Och-Ziff funds consist of interest income, dividend income and other miscellaneous items.

Expenses

Compensation and Benefits.    Compensation and benefits is comprised of salaries, benefits, payroll taxes, and discretionary and guaranteed cash bonus expense. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising a significant portion of total compensation and benefits. These cash bonuses are funded by total annual revenues, which are significantly influenced by the amount of incentive income we earn in the year. Annual discretionary cash bonuses in a year with no significant high-water marks in effect are generally determined and expensed in the fourth quarter each year.

Compensation and benefits also includes equity-based compensation expense, which is primarily in the form of RSUs and Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings. Subsequent to the 2007 Offerings we have issued Och-Ziff Operating Group D Units to certain executive managing directors. Our Eligible Pre-IPO Partners may be eligible to receive awards, including cash and Och-Ziff Operating Group D Units under the PIP, as described below. We may also issue additional performance-related Och-Ziff Operating Group D Units or make discretionary performance cash payments to our executive managing directors. These Och-Ziff Operating Group D Units are not considered equity under GAAP and no equity-based compensation expense is recognized related to these units. Allocations to the Och-Ziff Operating Group D Units are recorded within compensation and benefits, and are done on a pro rata basis with the Och-Ziff Operating Group A Units, which are held by our executive managing directors and the Ziffs, and the Och-Ziff Operating Group B Units, which are held by our intermediate holding companies. Upon the conversion of Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units, we recognize a one-time charge for vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Och-Ziff Operating Group D Units are converted into Och-Ziff Operating Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units.

In August 2012, we adopted the PIP, whereby the Eligible Pre-IPO Partners may be eligible to receive Performance Awards over a five-year period commencing in 2013. Performance Awards may be satisfied in Performance Unit Awards and may also be satisfied in Performance Cash Awards. The Eligible Pre-IPO Partners, collectively, may be granted an aggregate of up to 3,628,907 Och-Ziff Operating Group D Units per year, if a determination is made for each such year to award the maximum number of Performance Unit Awards to all of the Eligible Pre-IPO Partners. The Eligible Pre-IPO Partners, collectively, may also be eligible to receive discretionary annual Performance Cash Awards if we earn incentive income in the relevant year. The maximum aggregate amount of Performance Cash Awards that may be awarded to all of the Eligible Pre-IPO Partners, collectively, for each year will be capped at 10% of our incentive income earned during that year, up to a maximum of $52.4 million. See Note 8 to our consolidated financial statements included in this annual report for additional information regarding the PIP.

Reorganization Expenses.    Prior to the 2007 Offerings, we completed a reorganization of our business, which we refer to as the “Reorganization.” As part of the Reorganization, interests in the Och-Ziff Operating Group held by our executive managing directors and the Ziffs were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash Reorganization expenses. Substantially all of those Och-Ziff Operating Group A Units were expensed on a straight-line basis over a five-year vesting period following the 2007 Offerings; however, certain units have vesting periods through 2015.

Interest Expense.    Amounts included within interest expense relate primarily to indebtedness outstanding under a delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”), which is a LIBOR-based, variable-rate borrowing. The LIBOR interest rate on our Delayed Draw Term Loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. Prior to the repayment of the indebtedness outstanding under the term loan entered into in connection with the 2007 Offerings (the “2007 Term Loan”) and our aircraft loan in June 2012, interest expense also included interest on those LIBOR-based, variable-rate borrowings.

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

Other Income (Loss)

Net Gains (Losses) on Investments in Och-Ziff Funds and Joint Ventures.    Net gains (losses) on investments in Och-Ziff funds and joint ventures primarily consists of net gains (losses) on investments in our funds made by us and net gains (losses) on investments in joint ventures established to expand certain of our private investments platforms.

Net Gains on Early Retirement of Debt.    Net gains on early retirement of debt consist of the net gains realized upon the early retirement of portions of the amounts outstanding under our 2007 Term Loan that occurred in 2011 in connection with the 2011 Offering.

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

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level income taxes in the United States and foreign jurisdictions. The amount of incentive income we earn in a given year, the resultant flow of revenues and expenses through our legal entity structure, the effect that changes in our Class A Share price may have on the ultimate deduction we are able to take related to the vesting of RSUs, and any changes in future enacted income tax rates may have a significant impact on our income tax provision and effective income tax rate.

Net Loss Allocated to Noncontrolling Interests

Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Och-Ziff Operating Group A Units held by our executive managing directors and the Ziffs, and fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in net income (loss) allocated to the Och-Ziff Operating Group A Units are driven by the earnings or losses of the Och-Ziff Operating Group. Increases or decreases in the net income (loss) allocated to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings or losses of those funds.

Our interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchanges of Och-Ziff Operating Group A Units and vestings of RSUs. These increases would be offset upon the conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Management fees	$505,948	$500,857	$5,091	1%
Incentive income	595,727	65,026	530,701	NM
Other revenues	1,038	2,258	(1,220)	-54%
Income of consolidated Och-Ziff funds	108,684	48,283	60,401	125%

Total Revenues	$1,211,397	$616,424	$594,973	97%

Total revenues increased by $595.0 million primarily due to the following:

•

A $530.7 million increase in incentive income, driven by an approximately $574.3 million increase due to improved investment performance in our funds, partially offset by a $43.6 million decrease due to the high-water marks in our funds going into 2012. As a result of the losses experienced by our funds in 2011, we were not able to earn incentive income in 2012 until those losses were recovered. Our investment performance in 2012 was driven primarily by our credit-related strategies and long/short equity special situations.

•

A $60.4 million increase in income of consolidated Och-Ziff funds. The majority of this income is allocated to noncontrolling interests, as we only have minimal ownership interest, if any, in each of these funds. A portion of this income may be allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

Our average management fee rate, before the impact of eliminations, decreased to 1.63% in 2012 from 1.68% in 2011 primarily due to growth in our dedicated credit platforms and other longer-term assets under management, as well as the launch of our first two CLOs in 2012. These products generally have lower management fee rates than our traditional hedge fund products, consistent with market convention for these products.

Expenses

	Year Ended December 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Compensation and benefits	$389,153	$325,008	$64,145	20%
Reorganization expenses	1,396,882	1,614,363	(217,481)	-13%
Interest expense	6,062	7,102	(1,040)	-15%
General, administrative and other	116,880	85,117	31,763	37%
Expenses of consolidated Och-Ziff funds	10,440	8,723	1,717	20%

Total Expenses	$1,919,417	$2,040,313	$(120,896)	-6%

Total expenses decreased by $120.9 million primarily due to the following:

•

A $217.5 million decrease in Reorganization expenses due to the majority of the Och-Ziff Operating Group A Units vesting in November 2012, as these units granted at the time of the 2007 Offerings were generally subject to five-year vesting periods.

•

A $64.1 million offsetting increase in compensation and benefits, primarily due to the following: (i) a $94.2 million increase in bonus expense due to higher incentive income resulting from significantly improved investment performance; (ii) a $6.9 million increase in amounts allocated to the Och-Ziff Operating Group D Units primarily due to higher incentive income; (iii) a $5.9 million increase in salaries and benefits due in part to an increase in our worldwide headcount from 434 as of December 31, 2011 to 468 as of December 31, 2012; and (iv) a $42.9 million offsetting decrease in equity-based compensation driven by the final vesting in November 2011 of RSUs granted in connection with our IPO.

•

A $31.8 million offsetting increase in general, administrative and other expenses, primarily due to the following: (i) a $10.2 million increase in professional services fees; (ii) an $8.3 million increase in expense related to the change in tax receivable agreement liability driven by effective income tax rate changes related to income apportionment factors at the state and local level; (iii) a $4.9 million increase in recurring placement and related service fees on assets under management; (iv) a $2.5 million increase in information processing and communication costs; (v) a $1.4 million increase in business development costs; and (vi) $1.4 million of commitment fees recognized in 2012 related to the undrawn portion of our Delayed Draw Term Loan that were incurred prior to the drawdown in June 2012.

Other Income

	Year Ended December 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$274	$632	$(358)	-57%
Net gains on early retirement of debt	—	12,494	(12,494)	-100%
Change in deferred income of consolidated Och-Ziff funds	(52,256)	(7,117)	(45,139)	NM
Net gains of consolidated Och-Ziff funds	215,081	6,656	208,425	NM

Total Other Income	$163,099	$12,665	$150,434	NM

Total other income increased by $150.4 million primarily due to the following:

•

A $208.4 million increase in net gains of consolidated Och-Ziff funds. The majority of these net gains are allocated to noncontrolling interests, as we only have minimal ownership interest, if any, in each of these funds. A portion of these net gains is allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•

A $45.1 million offsetting decrease in other income, resulting from the change in deferred income of consolidated funds. This change was driven by the increase in income and net gains of consolidated Och-Ziff funds discussed above. We defer our incentive income allocation from these funds until the performance measurement period ends and any incentive income allocated to us is no longer subject to repayment.

•

A $12.5 million offsetting decrease due to the net gains on early retirement of debt recognized in 2011. In November 2011, we repurchased and retired $254.1 million of the indebtedness outstanding under our 2007 Term Loan for $241.1 million, which resulted in a net gain of $12.5 million after deducting deal-related expenses, including the write-off of previously deferred financing costs.

Income Taxes

	Year Ended December 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Income taxes	$79,085	$59,581	$19,504	33%

Income tax expense increased by $19.5 million from 2011, primarily due to a $19.9 million increase in federal deferred tax expense and a $3.0 million increase in foreign income tax expense as a result of higher taxable income. Partially offsetting the increase was a $3.4 million decrease in state and local taxes primarily due to effective income tax rate changes related to income apportionment factors at the state and local level.

Our effective income tax rates were -14.51% and -4.22% in 2012 and 2011, respectively. See Note 11 to our consolidated financial statements included in this annual report for information regarding the items affecting our effective income tax rate.

As of and for the years ended December 31, 2012 and 2011, we were not required to establish a liability for uncertain tax positions.

Net Loss Allocated to Noncontrolling Interests

The following table presents the components of the net loss allocated to noncontrolling interests:

	Year Ended December 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(556,500)	$(1,088,514)	$532,014	-49%
Consolidated Och-Ziff funds	247,906	34,848	213,058	NM
Other	414	1,851	(1,437)	-78%

Total	$(308,180)	$(1,051,815)	$743,635	-71%

The amount of net loss allocated to noncontrolling interests decreased by $743.6 million primarily due to the following:

•

A $532.0 million decrease in the amount of net loss allocated to the Och-Ziff Operating Group A Units, driven by the increase in incentive income and decrease in Reorganization expenses, as well as a decrease in our executive managing directors’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units from 68.1% as of December 31, 2011 to 67.0% as of December 31, 2012. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net income (loss) in future periods as income (loss) of the Och-Ziff Operating Group is allocated to these interests.

•

A $213.1 million increase in the amount of net income allocated to the consolidated Och-Ziff funds driven primarily by the increase in income and net gains of consolidated Och-Ziff funds previously discussed.

Net Loss Allocated to Class A Shareholders

	Year Ended December 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders	$(315,826)	$(418,990)	$103,164	-25%

The amount of net loss allocated to Class A Shareholders decreased by $103.2 million primarily due to a combination of higher incentive income and lower Reorganization expenses as discussed above, partially offset by an increase in our ownership interest in the Och-Ziff Operating Group. The increase in ownership interest was driven by the 2011 Offering, the issuance of Class A Shares for vested RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result, a larger share of the losses of the Och-Ziff Operating Group was allocated to us.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Management fees	$500,857	$437,816	$63,041	14%
Incentive income	65,026	446,228	(381,202)	-85%
Other revenues	2,258	1,974	284	14%
Income of consolidated Och-Ziff funds	48,283	38,485	9,798	25%

Total Revenues	$616,424	$924,503	$(308,079)	-33%

Total revenues decreased by $308.1 million primarily due to the following:

•

A $381.2 million decrease in incentive income resulting from the negative returns experienced by most of our funds in 2011. In 2011, positive performance in U.S. credit-related and long/short equity special situations strategies was offset by negative performance in various other strategies.

•

A $63.0 million offsetting increase in management fees, primarily due to the year-over-year increase in assets under management driven by capital net inflows, which was partially offset by performance-related depreciation.

•

A $9.8 million offsetting increase in income of consolidated Och-Ziff funds due to the investment performance of the funds we consolidate. The majority of the income is allocated to noncontrolling interests, as we have only minimal ownership interests, if any, in each of these funds. A portion of this income may be allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement period for the relevant fund.

Our average management fee rate, before the impact of eliminations, was 1.68% in 2011 compared to 1.69% in 2010.

Expenses

	Year Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Compensation and benefits	$325,008	$361,658	$(36,650)	-10%
Reorganization expenses	1,614,363	1,626,988	(12,625)	-1%
Interest expense	7,102	7,639	(537)	-7%
General, administrative and other	85,117	93,998	(8,881)	-9%
Expenses of consolidated Och-Ziff funds	8,723	8,873	(150)	-2%

Total Expenses	$2,040,313	$2,099,156	$(58,843)	-3%

Total expenses decreased by $58.8 million primarily due to the following:

•

A $36.6 million decrease in compensation and benefits, primarily due to the following: (i) a $30.6 million decrease in bonus expense due to lower incentive income; (ii) a $3.3 million decrease in allocations to Och-Ziff Operating Group D Units driven by lower profitability of the Och-Ziff Operating Group; and (iii) a $2.9 million decrease in salaries and benefits driven by a decrease of $8.8 million in Other Operations primarily related to the Asia Real Estate business, partially offset by a $5.9 million increase in the Och-Ziff Funds segment due to the growth in our worldwide headcount from 405 as of December 31, 2010 to 434 as of December 31, 2011.

•

A $12.6 million decrease in Reorganization expense due to a $19.0 million decrease in amortization of Och-Ziff Operating Group A Units that were forfeited by former executive managing directors and subsequently reallocated to the remaining executive managing directors, generally at a lower grant-date fair value. This decrease was partially offset by a net increase of $6.4 million in Reorganization expenses due to various one-time charges related to Och-Ziff Operating Group A Units held by certain current and former executive managing directors.

•

An $8.9 million decrease in general, administrative and other expenses, primarily due to a $20.4 million decrease in the change in tax receivable agreement liability driven by lower future estimated tax savings related to tax goodwill that arose in connection with the sale of interests in the Och-Ziff Operating Group by our executive managing directors and the Ziffs (see “—Liquidity and Capital Resources—Tax Receivable Agreement”). This decrease was partially offset by a $9.1 million increase in recurring placement and related service fees, and a $2.4 million net increase in other miscellaneous expenses.

Other Income

	Year Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	$632	$(521)	$1,153	NM
Net gains on early retirement of debt	12,494	—	12,494	NM
Change in deferred income of consolidated Och-Ziff funds	(7,117)	(6,805)	(312)	5%
Net gains of consolidated Och-Ziff funds	6,656	24,103	(17,447)	-72%

Total Other Income	$12,665	$16,777	$(4,112)	-25%

Total other income decreased by $4.1 million primarily due to the following:

•

A $17.4 million decrease in net gains of consolidated Och-Ziff funds due to the investment performance of the funds we consolidate. The majority of these net gains are allocated to noncontrolling interests, as we have only minimal ownership interests, if any, in each of these funds. A portion of these net gains may be allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement period for the relevant fund.

•

A $12.5 million offsetting increase due to net gains on early retirement of debt recognized in 2011. In November 2011, we repurchased and retired $254.1 million of the indebtedness outstanding under our 2007 Term Loan for $241.4 million, which resulted in a net gain of $12.5 million after deducting deal-related expenses, including the write-off of previously deferred financing costs.

Income Taxes

	Year Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Income taxes	$59,581	$41,078	$18,503	45%

Income tax expense increased by $18.5 million, primarily as a result of higher deferred income tax expense due to lower income apportionment factors at the state and local level for 2011 and future periods. The reduction in deferred income tax assets increased our deferred income tax expense by $18.7 million. The increase was also driven by a $2.3 million increase due to higher taxable income at certain tax-paying entities in our legal entity structure, as well as a $1.9 million increase from the write-off of excess deferred income tax assets related to the vesting of RSUs. The increase was partially offset by lower foreign income tax expenses of $9.0 million. The remaining variance was due to various other miscellaneous items.

Our effective income tax rates were -4.22% and -3.55% in 2011 and 2010, respectively. See Note 11 to our consolidated financial statements included in this annual report for information regarding the items affecting our effective income tax rate.

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

The amount of net loss allocated to noncontrolling interests increased by $147.3 million, primarily due to the $138.3 million increase in the amount of loss of the Och-Ziff Operating Group allocated to the Och-Ziff Operating Group A Units. This increase in net loss was due to lower profitability in the Och-Ziff Operating Group driven by lower incentive income, partially offset by the decrease in our executive managing directors’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units from 76.0% as of December 31, 2010 to 68.1% as of December 31, 2011. As a result, a larger share of losses of the Och-Ziff Operating Group was allocated to us rather than the Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net income (loss) in future periods as income (losses) of the Och-Ziff Operating Group are allocated to these interests.

Net Loss Allocated to Class A Shareholders

	Year Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Net Loss Allocated to Class A Shareholders	$(418,990)	$(294,413)	$(124,577)	42%

The amount of net loss allocated to Class A Shareholders increased in 2011 by $124.6 million from 2010, primarily due to an increase in our ownership interest in the Och-Ziff Operating Group. The increase in ownership interest was driven by the 2011 Offering, the issuance of Class A Shares for vested RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result, a larger share of the losses of the Och-Ziff Operating Group was allocated to us. Also contributing to the year-over-year increase in net loss was lower incentive income, resulting from the negative returns experienced by most of our funds in 2011. Partially offsetting the increase in net loss were higher management fees, resulting from growth in our assets under management, as well as lower operating expenses, due principally to lower discretionary cash bonus expenses.

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

•

Changes in the tax receivable agreement liability, net gains on early retirement of debt and net gains (losses) on investments in Och-Ziff funds, as management does not consider these items to be reflective of operating performance.

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

As a result of the adjustments described above, as well as an adjustment to present management fees net of recurring placement and related service fees (rather than considering these fees an expense), management fees, incentive income, compensation and benefits, non-compensation expenses and net income (loss) allocated to noncontrolling interests as presented on an Economic Income basis are also non-GAAP measures. No adjustments to the GAAP basis have been made for other revenues and net gains (losses) on joint ventures. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” at the end of this MD&A.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Economic Income Revenues (Non-GAAP)

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$479,379	$10,616	$489,995	$471,550	$14,642	$486,192
Incentive Income	600,434	—	600,434	65,026	—	65,026
Other revenues	930	108	1,038	1,729	529	2,258

Total Economic Income Revenues	$1,080,743	$10,724	$1,091,467	$538,305	$15,171	$553,476

Economic Income revenues increased by $538.0 million, primarily due to a $535.4 million increase in incentive income driven by an approximately $579.0 million increase due to improved investment performance in our funds, partially offset by a $43.6 million decrease due to the high-water marks in our funds going into 2012. As a result of the losses experienced by our funds in 2011, we were not able to earn incentive income in 2012 until those losses were recovered. Our investment performance in 2012 was driven primarily by our credit-related strategies and long/short equity special situations.

Our average management fee rate, before the impact of eliminations, decreased to 1.63% in 2012 from 1.68% in 2011 primarily due to growth in our dedicated credit platforms and other longer-term assets under management, as well as the launch of our first two CLOs in 2012. These funds generally have lower management fee rates than our traditional hedge fund products, consistent with market convention for these products.

Economic Income Expenses (Non-GAAP)

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$283,655	$10,196	$293,851	$183,575	$9,550	$193,125
Non-compensation expenses	102,213	1,408	103,621	82,263	3,574	85,837

Total Economic Income Expenses	$385,868	$11,604	$397,472	$265,838	$13,124	$278,962

Economic Income expenses increased by $118.5 million primarily due to the following:

•

A $100.7 million increase in compensation and benefits, primarily due to the following: (i) a $94.8 million increase in bonus expense due to higher incentive income resulting from significantly improved investment performance; and (ii) a $5.9 million increase in salaries and benefits, primarily due to an increase in our worldwide headcount.

The ratio of salaries and benefits to management fees was 16% in 2012 compared to 15% in 2011. The increase was primarily due to higher salaries and benefits year-over-year. The ratio of bonus expense to total Economic Income revenues was 20% in 2012, compared to 22% in 2011. The decrease was due to the year-over-year increase in incentive income.

•

A $17.8 million increase in non-compensation expenses, primarily due to the following: (i) a $10.2 million increase in professional services fees; (ii) a $2.7 million increase in information processing and communication costs; (iii) a $1.4 million increase in business development costs; and (iv) $1.4 million of commitment fees recognized in 2012 related to the undrawn portion of our Delayed Draw Term Loan that were incurred prior to the drawdown in June 2012. The ratio of non-compensation expenses to management fees increased to 21% in 2012, compared to 18% in 2011. The increase was driven by higher non-compensation expenses.

Other Economic Income Items (Non-GAAP)

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$310	$(111)	$199	$469	$123	$592
Net income (loss) allocated to noncontrolling interests	$(6)	$86	$80	$—	$1,334	$1,334

Net gains (losses) on joint ventures represent the gains (losses) on joint ventures established to expand certain of our private investments platforms. Net income (loss) allocated to noncontrolling interests represents the amount of income (loss) that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us.

Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$695,191	$272,936	$422,255	155%
Other Operations	(1,077)	836	(1,913)	NM

Total Company	$694,114	$273,772	$420,342	154%

Economic Income for the Company increased $420.3 million primarily due to higher incentive income, partially offset by increases in discretionary cash bonuses and non-compensation expenses.

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

Economic Income revenues decreased by $323.5 million primarily due to the following:

•

A $381.2 million decrease in incentive income, resulting from the negative returns experienced by most of our funds in 2011. In 2011, positive performance in U.S. credit-related and long/short equity special situations strategies was offset by negative performance in various other strategies.

•

A $57.4 million offsetting increase in management fees, primarily due to the year-over-year increase in assets under management. This increase in assets under management was driven by capital net inflows, partially offset by performance-related depreciation. Our average management fee rate, before the impact of eliminations, was 1.68% in 2011 compared to 1.69% in 2010.

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

Economic Income expenses decreased by $31.3 million primarily due to the following:

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

•

A $1.3 million offsetting increase in non-compensation expenses. The ratio of non-compensation expenses to management fees decreased from 20% in 2010 to 18% in 2011. The decline was driven by the year-over-year increase in management fees resulting from higher assets under management.

Other Economic Income Items (Non-GAAP)

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$469	$123	$592	$(300)	$(145)	$(445)
Net income (loss) allocated to noncontrolling interests	$—	$1,334	$1,334	$—	$(505)	$(505)

Net gains (losses) on joint ventures represent the gains (losses) on joint ventures established to expand certain of our private investments platforms. Net income (loss) allocated to noncontrolling interests represents the amount of income (loss) that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us.

Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$272,936	$580,896	$(307,960)	-53%
Other Operations	836	(14,138)	14,974	NM

Total Company	$273,772	$566,758	$(292,986)	-52%

Economic Income for the Company decreased $293.0 million, primarily due to lower incentive income, partially offset by higher management fees and lower compensation and benefits.

Liquidity and Capital Resources

The working capital needs of our business have historically been met, and we anticipate will continue to be met through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds. We currently do not incur any indebtedness to finance our ongoing operations, but we have outstanding indebtedness that was incurred in connection with the refinancing of indebtedness entered into in connection with the Reorganization:

Over the next 12 months, we expect that our primary liquidity needs will be to:

•	Pay our operating expenses, primarily consisting of compensation and benefits, as well as any related tax withholding obligations, and non-compensation expenses.

•	Repay borrowings and interest thereon.

•	Provide capital to facilitate the growth of our business.

•	Pay income taxes and amounts to our executive managing directors and the Ziffs with respect to the tax receivable agreement as discussed below under “—Tax Receivable Agreement.”

•	Make cash distributions in accordance with our distribution policy as discussed below under “—Dividends and Distributions.”

Historically, management fees have been more than sufficient to cover all of our “fixed” operating expenses, which we define as salaries and benefits and our non-compensation costs. We cannot predict the amount of incentive income, if any, which we may earn in any given year. Accordingly, we do not rely on incentive income to meet our fixed operating expenses. Total annual revenues, which are heavily influenced by the amount of annual incentive income we earn, historically have been sufficient to fund all of our other working capital needs, including annual discretionary cash bonuses. These cash bonuses, which historically have comprised our largest cash operating expense, are variable such that in any year where total annual revenues are greater or less than the prior year, cash bonuses may be adjusted accordingly. Our ability to scale our largest cash operating expense to our total annual revenues helps us manage our cash flow and liquidity position from year to year.

Beginning in 2013, the Eligible Pre-IPO Partners may be eligible to receive discretionary annual Performance Cash Awards each year for a five-year period, if we earn incentive income in the relevant year. The maximum aggregate amount of Performance Cash Awards that may be awarded to all of the Eligible Pre-IPO Partners, collectively, for each year will be capped at 10% of our incentive income earned during that year, up to a maximum of $52.4 million. Whether any Performance Cash Award is awarded to any Eligible Pre-IPO Partner in a particular year, and the amount of this award will be determined by the Compensation Committee of the Board in its sole discretion, based on recommendations from Mr. Och for that year. See Note 8 to our consolidated financial statements included in this annual report for additional information regarding this plan.

Based on our past results, management’s experience and our current level of assets under management, we believe that our existing cash resources, together with the cash generated from management fees, will be sufficient to meet our anticipated fixed operating expenses and other working capital needs for at least the next 12 months. As we have done historically, we will determine the amount of discretionary cash bonuses, including discretionary annual Performance Cash Awards under the PIP described above, during the fourth quarter of each year, based on our total annual revenues. We intend to fund this amount through fourth quarter management fees and incentive income crystallized on December 31, which represents the majority of the incentive income we typically earn each year. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.

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

Debt Obligations

In June 2012, we refinanced the indebtedness outstanding under our 2007 Term Loan, as well as the $10.7 million indebtedness outstanding under our aircraft loan. A $384.5 million borrowing under the Delayed Draw Term Loan was used to fund these refinancings, with the balance being used for general corporate purposes. A $6.5 million borrowing under the facility was made in November 2011 to fund a portion of the 2007 Term Loan repurchased and retired in connection with the 2011 Offering. As of December 31, 2012, the total indebtedness outstanding under the Delayed Draw Term Loan was $388.0 million.

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

The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the Delayed Draw Term Loan) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of December 31, 2012, we were in compliance with these covenants.

The Delayed Draw Term Loan includes provisions that restrict or limit the ability of the Och-Ziff Operating Group from:

•	Incurring additional indebtedness or issuing certain equity interests.

•	Creating liens.

•	Paying dividends in excess of free cash flow (as defined below) or making certain other payments.

•	Merging, consolidating, selling or otherwise disposing of all or part of its assets.

•	Engaging in certain transactions with shareholders or affiliates.

•	Engaging in a substantially different line of business.

•	Amending its organizational documents in a manner materially adverse to the lenders.

The Delayed Draw Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio of 4.0 to 1.0 and no default or event of default has occurred and is continuing. As of December 31, 2012, the Och-Ziff Operating Group had not incurred any unsecured indebtedness. We will not be permitted to make distributions from the Och-Ziff Operating Group if we are in default under the Delayed Draw Term Loan.

The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains (or losses) on investments and dividends and interest from investments. As of December 31, 2012, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Och-Ziff Operating Group. As a result, we expect to pay to our remaining executive managing directors and the Ziffs approximately 77% (from 85% at the time of the 2007 Offerings) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that we actually realize as a result of such increases in tax basis. To the extent that we do not realize any cash savings, we would not be required to make corresponding payments under the tax receivable agreement.

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

As of December 31, 2012, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $741.8 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other future intermediate corporate taxpaying entities that acquire Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including the following:

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

Dividends and Distributions

The following table presents the cash dividends declared on our Class A Shares in the first quarter of 2013 and in the two most recent fiscal years, as well as the related cash distributions to our executive managing directors and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

	Class A Shares		Related Distributions to Executive Managing Directors and the Ziffs (dollars in thousands)
Payment Date	Record Date	Dividend per Share
February 26, 2013	February 19, 2013	$0.75	$287,270
November 19, 2012	November 12, 2012	$0.12	$48,806
August 20, 2012	August 13, 2012	$0.14	$57,635
May 21, 2012	May 14, 2012	$0.10	$42,686
February 28, 2012	February 21, 2012	$0.04	$15,245
November 28, 2011	November 21, 2011	$0.09	$48,393
August 22, 2011	August 15, 2011	$0.14	$54,802
May 19, 2011	May 12, 2011	$0.13	$48,713
February 25, 2011	February 18, 2011	$0.71	$264,876

We intend to distribute to our Class A Shareholders substantially all of their pro rata share of our annual Economic Income (as described above under “—Economic Income Analysis”) in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to pay income taxes, to pay any amounts owed under the tax receivable agreement, to make appropriate investments in our business and our funds, and to make payments on any of our other obligations.

When we pay dividends on our Class A Shares, we also intend to make distributions to our executive managing directors and the Ziffs on their interests in the Och-Ziff Operating Group, subject to the terms of the limited partnership agreements of the Och-Ziff Operating Group entities.

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

Additionally, RSUs outstanding as of December 31, 2012 accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividends. The dividend equivalents will be paid if and when the related RSUs vest. Our Board of Directors has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We currently withhold shares to satisfy the tax withholding obligations related to vested RSUs and dividend equivalents held by our employees, which results in the use of cash from operations or borrowings to satisfy these tax-withholding payments.

In accordance with the Och-Ziff Operating Group entities’ limited partnership agreements, we may cause the applicable Och-Ziff Operating Group entities to distribute cash to the intermediate holding companies, our executive managing directors and the Ziffs in an amount at least equal to the presumed maximum tax liabilities arising from their direct ownership in these entities. The presumed maximum tax liabilities are based upon the presumed maximum income allocable to any such unit holder at the maximum combined U.S. federal, New York State and New York City tax rates. Holders of our Class A Shares may not always receive distributions at a time when our intermediate holding companies, our executive managing directors and the Ziffs are receiving distributions on their interests, as distributions to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. Such tax distributions will take into account the disproportionate income allocation (but not a disproportionate cash allocation) to the unit holders with respect to “built-in gain assets,” if any, at the time of the 2007 Offerings. Consequently, Och-Ziff Operating Group tax distributions may be greater than if such assets had a tax basis equal to their value at the time of the 2007 Offerings.

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

Our funds’ current liquidity position could be adversely impacted by any substantial, unanticipated investor redemptions from our funds that are made within a short time period. As discussed above in “—Assets Under Management and Fund Performance,” capital contributions from investors in our funds generally are subject to initial lock-up periods of one to three years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 90 days’ prior written notice. These lock-ups and redemption notice periods help us to manage our liquidity position. However, upon the payment of a redemption fee to the applicable fund and upon giving 30 days’ prior written notice, certain investors may redeem capital during the lock-up period.

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

Cash Flows Analysis

Operating Activities.    Net cash from operating activities was $(341.2) million, $368.4 million and $543.7 million in 2012, 2011 and 2010, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate, as these entities are investment companies for GAAP purposes, and therefore their investment-related cash flows are classified within operating activities. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.

In 2010, net cash from operating activities also included the collection of $232.1 million of deferred balances. These amounts were in turn distributed to our executive managing directors and the Ziffs, net of taxes. The deferred balances distributed to Mr. Och, net of taxes, of $129.9 million were recorded as financing-related cash outflows, as these were distributions on Mr. Och’s pre-IPO equity interest.

The decrease in net cash provided by operating activities in 2012 compared to 2011 was primarily due to lower incentive income in 2011 compared to 2010, as incentive income is generally collected from our funds and paid out as dividends and distributions during the first quarter of the following year. Additionally, net cash from operating activities also declined due to increased cash outflows related to the investment activities of the consolidated funds. The decrease in 2011 compared to 2010 was primarily due to increased cash outflows related to the investment activities of the consolidated funds, partially offset by higher incentive income collected from our funds.

Investing Activities.    There were no significant changes in the net cash used in investing activities for the periods presented, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.

Financing Activities.    Net cash from financing activities was $357.4 million, $(333.9) million and $(501.4) million in 2012, 2011 and 2010, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and withholding taxes on vested RSUs. Contributions from noncontrolling interests, which primarily relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which primarily related to fund investor redemptions and distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.

We paid dividends to our Class A Shareholders of $56.7 million, $104.1 million and $74.0 million and paid distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units of $159.8 million, $410.2 million and $318.3 million in 2012, 2011 and 2010, respectively.

In 2011, net cash from financing activities also included $238.8 million of proceeds from the 2011 Offering. In 2010, net cash from financing activities included $129.9 million of outflows related to the distribution of deferred balances to Mr. Och as discussed above in operating activities.

The increase in net cash provided by financing activities in 2012 compared to net cash used in financing activities in 2011 was primarily due to a $384.5 million drawdown under the Delayed Draw Term Loan, which was used primarily to refinance the $364.6 million indebtedness outstanding under the 2007 Term Loan and the $10.7 million indebtedness outstanding under our aircraft loan. The increase in net cash from financing activities was also driven by an increase in capital contributions by fund investors into the consolidated funds (noncontrolling interests). These increases were partially offset by declines in dividends and distributions to our Class A Shareholders and to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units. These decreases were primarily due to lower incentive income in 2011 compared to 2010, as incentive income is generally collected from our funds and paid out as dividends and distributions during the first quarter of the following year.

The decrease in net cash used in financing activities in 2011 compared to 2010 was primarily due to the proceeds from the 2011 Offering and the distribution of deferred balances to Mr. Och in 2010 discussed above. These decreases were partially offset by the use of proceeds from the 2011 Offering to repurchase and retire a portion of the 2007 Term Loan, as well as higher dividends and distributions to our Class A Shareholders and the Ziffs.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2013	2014-2015	2016-2017	2018 - Thereafter	Total
	(dollars in thousands)
Long-term debt	$3,866	$7,616	$376,561	$—	$388,043
Estimated interest on long-term debt(1)	7,059	13,946	6,176	—	27,181
Operating leases(2)	19,195	40,783	41,058	40,098	141,134
Capital leases(3)	797	22	—	—	819
Tax receivable agreement(4)	39,936	87,962	99,800	514,075	741,773
Purchase obligations(5)	—	55,000	—	—	55,000

Total Contractual Obligations	$70,853	$205,329	$523,595	$554,173	$1,353,950

(1)	Represents the expected future interest payments on our variable-rate Delayed Draw Term Loan based on the LIBOR rates that were in effect as of December 31, 2012.

(2)	Presents the minimum rental payments required under various operating leases for office space and computer hardware.

(3)	Presents the minimum rental payments required under various capital leases for computer hardware.

(4)	Presents the maximum amounts that would be payable to our executive managing directors and the Ziffs under the tax receivable agreement assuming that we will have sufficient taxable income each year to fully realize the expected tax savings resulting from the purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units with proceeds from the 2007 Offerings, as well as subsequent exchanges as discussed above under the heading “—Liquidity and Capital Resources—Tax Receivable Agreement.” In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table above.

(5)	As of December 31, 2012, we have paid $4.0 million for an option to purchase a replacement for our corporate aircraft. We have the right to terminate the option any time prior to delivery of the aircraft, which is scheduled for 2015. If we terminate the option, we may be entitled to a refund of $2.5 million of the $4.0 million paid to date. Our corporate aircraft is used primarily for business purposes.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to our consolidated financial statements included in this annual report for a description of our accounting policies. Set forth below is a summary of what we believe to be our most critical accounting policies and estimates.

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

•

Level II – Fair value is determined using quotations received from dealers making a market for these assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing services, the use of models, or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. Consideration is given to the nature of the broker quotes (e.g., indicative or executable). Assets and liabilities for which executable broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level II. The types of assets and liabilities that would generally be included in this category include certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, less liquid and restricted equity securities, forward contracts and certain over-the-counter (“OTC”) derivatives.

•

Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value for assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. The types of assets and liabilities that would generally be included in this category include real estate investments, equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, certain OTC derivatives, residential and commercial mortgage-backed securities, asset-backed securities and collateralized debt obligations.

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

As of December 31, 2012, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 15% within Level II; and approximately 37% within Level III. As of December 31, 2011, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 20% within Level II; and approximately 32% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

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

We have established an internal control infrastructure over the valuation of financial instruments that includes ongoing independent oversight by our Financial Controls Group and Valuation Committee, as well as periodic audits by our Internal Audit Group. These management control functions are segregated from the trading and investing functions.

The Valuation Committee is responsible for developing valuation policies to help ensure that all of the funds’ investments reflect fair values, as well as providing oversight of the valuation process. These valuation policies and procedures include, but are not limited to the following: determining the pricing sources used to value specific investment classes; the selection of independent pricing services; the periodic review of due diligence materials of independent pricing services; and the fair value hierarchy coding of the funds’ investments. The Valuation Committee reviews a variety of reports on a monthly basis, which include, but are not limited to the following: summaries of the sources used to determine the value the funds’ investments; summaries of the fair value hierarchy of the funds’ investments; and variance reports that compare the values of investments to independent pricing services. The Valuation Committee is comprised of non-investment professionals, and may obtain input from investment professionals for consideration in carrying out their responsibilities.

The Financial Controls Group is responsible for ensuring compliance with the valuation policies and preparing the monthly valuation reports reviewed by the Valuation Committee. The Financial Controls Group’s other responsibilities include, but are not limited to the following: preparation and distribution of daily profit and loss reports; overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and third party pricing feeds; performing back testing by comparing prices observed in executed transactions to previous day valuations and/or pricing service providers on a weekly and monthly basis; preparing due diligence report reviews on independent pricing services on an annual basis; and assisting the Valuation Committee in developing valuation policies.

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

Monthly procedures have been established for Level III investments to compare unobservable inputs to observable inputs for similar positions, review subsequent market activities, perform comparisons of actual versus projected cash flows, and discuss the valuation methodology, including pricing techniques when applicable, with investment professionals. Independent pricing services may be used to corroborate our internal valuations. Investment professionals and members of the Financial Controls Group review a daily profit and loss report, as well as other periodic reports that analyze the profit and loss and related asset class exposure of the funds’ investments.

As of December 31, 2012, the only assets and liabilities carried at fair value in our consolidated balance sheet were the investment holdings of the consolidated Och-Ziff funds. The majority of the investments held by the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).

The following table presents our net economic exposure to these Level III investments:

December 31, 2012
(dollars in thousands)
Level III assets and liabilities (net) of consolidated Och-Ziff funds	$1,670,354
Less: Level III assets and liabilities (net) for which we do not bear economic exposure	(1,666,021)

Net Economic Exposure to Level III Assets and Liabilities (net)	$4,333

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

Och-Ziff Corp generated taxable income of $116.9 million in 2012 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.1 billion over the remaining 10-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported net losses on a GAAP basis, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. As of December 31, 2012, using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.

To generate $2.1 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $31.9 billion as of January 1, 2013, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

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

As of December 31, 2012, we had $136.7 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $164.0 million of net operating losses available to offset future taxable income for state income tax purposes and $153.9 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of December 31, 2012, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $7.7 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to GAAP that went into effect during 2012 is expected to have an impact on our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

None of the changes to GAAP that are not yet effective is expected to have an impact on our future trends.

Economic Income Reconciliations

Economic Income

The following tables present the reconciliations of Economic Income to our GAAP net loss allocated to Class A Shareholders for the periods presented in this MD&A and in “Item 6. Selected Financial Data” of this annual report:

	Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net loss allocated to Class A Shareholders—GAAP	$(314,582)	$(1,244)	$(315,826)
Reorganization expenses	1,396,882	—	1,396,882
Net loss allocated to the Och-Ziff Operating Group A Units	(556,500)	—	(556,500)
Equity-based compensation	85,927	79	86,006
Income taxes	79,076	9	79,085
Change in tax receivable agreement liability	(13,421)	—	(13,421)
Allocations to Och-Ziff Operating Group D Units	9,296	—	9,296
Depreciation and amortization	8,611	751	9,362
Other	(98)	(672)	(770)

Economic Income—Non-GAAP	$695,191	$(1,077)	$694,114

	Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(419,469)	$479	$(418,990)
Reorganization expenses	1,614,363	—	1,614,363
Net loss allocated to the Och-Ziff Operating Group A Units	(1,088,514)	—	(1,088,514)
Equity-based compensation	128,785	131	128,916
Income taxes	59,793	(212)	59,581
Change in tax receivable agreement liability	(21,768)	—	(21,768)
Net gains on early retirement of debt	(12,494)	—	(12,494)
Depreciation and amortization	8,928	748	9,676
Allocations to Och-Ziff Operating Group D Units	2,433	—	2,433
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	600	—	600
Other	279	(310)	(31)

Economic Income—Non-GAAP	$272,936	$836	$273,772

	Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net loss allocated to Class A Shareholders—GAAP	$(264,274)	$(30,139)	$(294,413)
Reorganization expenses	1,626,988	—	1,626,988
Net loss allocated to the Och-Ziff Operating Group A Units	(950,209)	—	(950,209)
Equity-based compensation	115,184	13,553	128,737
Income taxes	39,023	2,055	41,078
Depreciation and amortization	8,329	749	9,078
Allocations to Och-Ziff Operating Group D Units	5,718	—	5,718
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	1,500	—	1,500
Change in tax receivable agreement liability	(1,368)	—	(1,368)
Other	5	(356)	(351)

Economic Income—Non-GAAP	$580,896	$(14,138)	$566,758

	Year Ended December 31, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net loss allocated to Class A Shareholders—GAAP	$(254,014)	$(43,415)	$(297,429)
Reorganization expenses	1,704,753	—	1,704,753
Net loss allocated to the Och-Ziff Operating Group A Units	(1,127,729)	—	(1,127,729)
Equity-based compensation	100,705	21,756	122,461
Net earnings on deferred balances	(54,138)	—	(54,138)
Income taxes	36,846	857	37,703
Allocation of deferred balances and related taxes to Mr. Och	27,589	—	27,589
Net gains on early retirement of debt	(21,797)	—	(21,797)
Change in tax receivable agreement liability	(19,749)	—	(19,749)
Allocation of deferred balances and related taxes to non-equity interests	19,575	—	19,575
Depreciation and amortization	7,792	749	8,541
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	6,201	—	6,201
Allocations to Och-Ziff Operating Group D Units	1,188	—	1,188
Other	(3,241)	(249)	(3,490)

Economic Income—Non-GAAP	$423,981	$(20,302)	$403,679

	Year Ended December 31, 2008
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net loss allocated to Class A Shareholders—GAAP	$(490,354)	$(20,242)	$(510,596)
Reorganization expenses	1,698,989	—	1,698,989
Net loss allocated to the Och-Ziff Operating Group A Units	(1,048,929)	—	(1,048,929)
Net losses on deferred balances	141,900	—	141,900
Allocation of deferred balances and related taxes to Mr. Och	(96,334)	—	(96,334)
Equity-based compensation	96,120	5,905	102,025
Allocation of deferred balances and related taxes to non-equity interests	(43,079)	—	(43,079)
Income taxes	39,825	241	40,066
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	10,480	—	10,480
Depreciation and amortization	5,890	750	6,640
Change in tax receivable agreement liability	(1,676)	—	(1,676)
Other	2,972	1,951	4,923

Economic Income—Non-GAAP	$315,804	$(11,395)	$304,409

Economic Income Revenues

The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A and in “Item 6. Selected Financial Data” of this annual report:

	Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$495,332	$10,616	$505,948
Adjustment to management fees(1)	(15,953)	—	(15,953)

Management Fees—Economic Income Basis—Non-GAAP	479,379	10,616	489,995

Incentive income—GAAP	595,727	—	595,727
Adjustment to incentive income(2)	4,707	—	4,707

Incentive Income—Economic Income Basis—Non-GAAP	600,434	—	600,434

Other revenues(3)	930	108	1,038

Total Revenues—Economic Income Basis—Non-GAAP	$1,080,743	$10,724	$1,091,467

	Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$486,215	$14,642	$500,857
Adjustment to management fees(1)	(14,665)	—	(14,665)

Management fees—Economic Income Basis—Non-GAAP	471,550	14,642	486,192
Incentive income(3)	65,026	—	65,026
Other revenues(3)	1,729	529	2,258

Total Economic Income Revenues—Non-GAAP	$538,305	$15,171	$553,476

	Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$431,999	$5,817	$437,816
Adjustment to management fees(1)	(9,059)	—	(9,059)

Management fees—Economic Income Basis—Non-GAAP	422,940	5,817	428,757
Incentive income(3)	446,228	—	446,228
Other revenues(3)	1,290	684	1,974

Total Economic Income Revenues—Non-GAAP	$870,458	$6,501	$876,959

	Year Ended December 31, 2009
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$359,979	$4,926	$364,905
Adjustment to management fees(1)	(2,462)	19	(2,443)

Management fees—Economic Income Basis—Non-GAAP	357,517	4,945	362,462
Incentive income(3)	348,915	—	348,915
Other revenues(3)	1,447	292	1,739

Total Economic Income Revenues—Non-GAAP	$707,879	$5,237	$713,116

	Year Ended December 31, 2008
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$571,020	$5,245	$576,265
Adjustment to management fees(1)	254	6	260

Management fees—Economic Income Basis—Non-GAAP	571,274	5,251	576,525
Incentive income(3)	12,201	—	12,201
Other revenues(3)	3,554	555	4,109

Total Economic Income Revenues—Non-GAAP	$587,029	$5,806	$592,835

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.

(3)	These items are presented on a GAAP basis. Accordingly, no adjustments to or reconciliations of these items are presented.

Economic Income Expenses

The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$378,878	$10,275	$389,153
Adjustment to compensation and benefits(1)	(95,223)	(79)	(95,302)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$283,655	$10,196	$293,851

Interest expense and general, administrative and other expenses—GAAP	$120,783	$2,159	$122,942
Adjustment to interest expense and general, administrative and other expenses(2)	(18,570)	(751)	(19,321)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$102,213	$1,408	$103,621

	Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$315,327	$9,681	$325,008
Adjustment to compensation and benefits(1)	(131,752)	(131)	(131,883)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$183,575	$9,550	$193,125

Interest expense and general, administrative and other expenses—GAAP	$87,897	$4,322	$92,219
Adjustment to interest expense and general, administrative and other expenses(2)	(5,634)	(748)	(6,382)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$82,263	$3,574	$85,837

	Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$329,788	$31,870	$361,658
Adjustment to compensation and benefits(1)	(122,375)	(13,553)	(135,928)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$207,413	$18,317	$225,730

Interest expense and general, administrative and other expenses—GAAP	$98,206	$3,431	$101,637
Adjustment to interest expense and general, administrative and other expenses(2)	(16,357)	(749)	(17,106)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$81,849	$2,682	$84,531

(1)	Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. Additionally, the full amount of deferred cash compensation and expenses related to compensation arrangements based on annual investment performance is recognized on the date it is determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on our performance in the year of the award.

(2)	Adjustment to exclude depreciation, amortization and changes in the tax receivable agreement liability, as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Other Economic Income Items

The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures—GAAP	$385	$(111)	$274
Adjustment to net gains (losses) on investments in Och-Ziff funds and joint ventures(1)	(75)	—	(75)

Net Gains (Losses) on Joint Ventures—GAAP(2)	$310	$(111)	$199

Net income (loss) allocated to noncontrolling interests—GAAP	$(455,826)	$147,646	$(308,180)
Adjustment to net income (loss) allocated to noncontrolling interests(3)	455,820	(147,560)	308,260

Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(6)	$86	$80

	Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$509	$123	$632
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(40)	—	(40)

Net Gains on Joint Ventures—GAAP(2)	$469	$123	$592

Net income (loss) allocated to noncontrolling interests—GAAP	$(1,092,517)	$40,702	$(1,051,815)
Adjustment to net income (loss) allocated to noncontrolling interests(3)	1,092,517	(39,368)	1,053,149

Net Income Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$—	$1,334	$1,334

	Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net losses on investments in Och-Ziff funds and joint ventures—GAAP	$(376)	$(145)	$(521)
Adjustment to net losses on investments in Och-Ziff funds and joint ventures(1)	76	—	76

Net Losses on Joint Ventures—GAAP(2)	$(300)	$(145)	$(445)

Net income (loss) allocated to noncontrolling interests—GAAP	$(946,680)	$42,139	$(904,541)
Adjustment to net income (loss) allocated to noncontrolling interests(3)	946,680	(42,644)	904,036

Net Loss Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$—	$(505)	$(505)

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains (losses) to be reflective of our operating performance.

(2)	Represents the net gains (losses) on joint ventures established to expand certain of our private investments platforms.

(3)	Adjustment to exclude amounts allocated to our executive managing directors and the Ziffs on their interests in the Och-Ziff Operating Group, as management reviews operating performance at the Och-Ziff Operating Group level. We conduct substantially all of our activities through the Och-Ziff Operating Group. Additionally, the impact of the consolidated Och-Ziff funds, including the allocation of earnings (losses) to investors in those funds, is also removed.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our hedge funds and committed or invested capital for our real estate and certain other funds. A 10% change in the fair value of the investments held by our funds as of December 31, 2012 and 2011 would have resulted in a change of approximately $2.9 billion and $2.7 billion, respectively, in our assets under management.

A 10% change in the fair value of the investments held by our funds as of January 1, 2013 (the date management fees are calculated for the first quarter of 2013), would impact management fees charged on that day by approximately $11.3 million. A 10% change in the fair value of the investments held by our funds as of January 1, 2012, would have impacted management fees charged on that day by approximately $11.4 million.

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

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of December 31, 2012 and 2011, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net loss allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our Delayed Draw Term Loan bears interest at rates indexed to LIBOR. We estimate that as of December 31, 2012 and 2011, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net loss allocated to Class A Shareholders or Economic Income.

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of

December 31, 2012 and 2011, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net loss allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2012. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is set forth on the following page.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC

We have audited Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Och-Ziff Capital Management Group LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Och-Ziff Capital Management Group LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Och-Ziff Capital Management Group LLC as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows of Och-Ziff Capital Management Group LLC for each of the three years in the period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2013

PART III

The information required to be disclosed in this Part III will be included in the definitive proxy statement for our 2013 annual meeting of shareholders, which we refer to as the “Proxy Statement,” and is incorporated into this Part III by reference as indicated below.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Proxy Statement under the headings “Proposal No. 1 Election of Class III Directors,” “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” and is incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the information required under this Item 10 pertaining to our executive officers is reported in “Item 1. Business—Our Executive Officers.”

We have adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Our Code of Business Conduct and Ethics is posted in the “Class A Shareholders” section of our website (www.ozcap.com). We will provide printed copies of our code free of charge on written request to Office of the Secretary, Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019. We intend to disclose any amendments to, or waivers from, provisions of our code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing in similar functions, on our website promptly following the date of such amendment or waiver.

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

Dated: February 28, 2013

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Och Daniel S. Och	Chief Executive Officer, Executive Managing Director, Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2013

/s/ Joel M. Frank Joel M. Frank	Chief Financial Officer, Senior Chief Operating Officer, Executive Managing Director, Director (Principal Financial Officer and Principal Accounting Officer)	February 28, 2013

/s/ David Windreich David Windreich	Executive Managing Director and Director	February 28, 2013

/s/ Allan S. Bufferd Allan S. Bufferd	Director	February 28, 2013

/s/ J. Barry Griswell J. Barry Griswell	Director	February 28, 2013

/s/ Jerome P. Kenney Jerome P. Kenney	Director	February 28, 2013

/s/ Georganne C. Proctor Georganne C. Proctor	Director	February 28, 2013

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Formation of Och-Ziff Capital Management Group LLC, dated as of June 6, 2007, incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

3.2	Second Amended and Restated Limited Liability Company Agreement of Och-Ziff Capital Management Group LLC, dated as of November 13, 2007, incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed March 26, 2008.

4.1	Specimen of Class A Specimen Share Certificate (included in Exhibit 3.2).

4.2	Class B Shareholders Agreement by and among Och-Ziff Capital Management Group LLC and the Class B Shareholders, dated as of November 13, 2007, incorporated herein by reference to Exhibit 4.2 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

4.3	First Amended and Restated Registration Rights Agreement by and among Och-Ziff Capital Management Group LLC and the Och-Ziff Limited Partners, dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 2, 2012.

4.4	Registration Rights Agreement by and among Och-Ziff Capital Management Group LLC and DIC Sahir Limited, dated as of November 19, 2007, incorporated herein by reference to Exhibit 4.4 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.1	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.2 to Amendment No. 4 to our Registration Statement on Form S-1, filed on October 17, 2007 (File No. 333-144256).

10.2	Amended and Restated Tax Receivable Agreement by and among inter alia Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corp., Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, and OZ Advisors II LP, dated as of January 12, 2009, incorporated herein by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 12, 2009.

10.3	Amended and Restated Exchange Agreement by and among the Och-Ziff Capital Management Group LLC, Och-Ziff Corp., Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners and Class B Shareholders, dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 2, 2012.

10.4+	Och-Ziff Capital Management Group LLC Amended and Restated 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Registration Statement on Form S-8, filed on November 12, 2008 (File No. 333-155315).

10.5	Certificate of Incorporation of Och-Ziff Holding Corporation, dated as of July 12, 2007, incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

10.6	Bylaws of Och-Ziff Holding Corporation, dated as of July 17, 2007, incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

10.7	Certificate of Formation of Och-Ziff Holding LLC, dated as of June 13, 2007, incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to our Registration Statement on Form S-1, filed October 12, 2007 (File No. 333-144256).

10.8	Second Amended and Restated Operating Agreement of Och-Ziff Holding LLC, dated as of November 11, 2007, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

Exhibit No.	Description

10.9	Amended and Restated Limited Partnership Agreement of OZ Advisors LP, dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 2, 2012.

10.10	Amended and Restated Limited Partnership Agreement of OZ Advisors II LP, dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 2, 2012.

10.11	Amended and Restated Limited Partnership Agreement of OZ Management LP, dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 2, 2012.

10.12+	Employment Agreement by and between Zoltan Varga and a subsidiary of the Registrant, dated as of November 5, 2007, incorporated herein by reference to Exhibit 10.15 to Amendment No. 8 to our Registration Statement on Form S-1, filed November 8, 2007 (File No. 333-144256).

10.13	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.14	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.15	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of September 30, 2009, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.16	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as of March 16, 2010, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.17	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of March 16, 2010, incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.18	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of March 16, 2010, incorporated herein by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 5, 2010.

10.19*+	Form of Independent Directors Award Agreement, amended as of November 1, 2012.

10.20	Credit and Guaranty Agreement, dated as of November 15, 2011, between OZ Management LP, the guarantors named therein and various lenders, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 15, 2011.

10.21	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as of February 27, 2012, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 2, 2012.

10.22	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of February 27. 2012, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 2, 2012.

10.23	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of February 27, 2012, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10- Q for the period ended March 31, 2012 filed on May 2, 2012.

10.24	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as December 13, 2011, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 2, 2012.

Exhibit No.	Description

10.25	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 2, 2012.

10.26	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 2, 2012.

10.27	Partner Agreement between OZ Management LP and Jeffrey C. Blockinger, dated as June 22, 2011, incorporated herein by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 2, 2012.

10.28	Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 2, 2012.

10.29	Partner Agreement between OZ Advisors II LP and Jeffrey C. Blockinger, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 2, 2012.

10.30+	The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan, approved as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of our Current Form 8-K filed on August 2, 2012.

10.31*	Amendment to Amended and Restated Exchange Agreement, dated as of August 1, 2012, by and among Och- Ziff Capital Management Group LLC, Och-Ziff Corp., Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners and Class B Shareholders, dated as of November 14, 2012.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract, compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC

We have audited the accompanying consolidated balance sheets of Och-Ziff Capital Management Group LLC (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Och-Ziff Capital Management Group LLC at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2013

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(dollars in thousands)
Assets
Cash and cash equivalents	$162,485	$149,011
Income and fees receivable	593,504	74,640
Due from related parties	3,147	2,135
Deferred income tax assets	920,877	965,520
Other assets, net	72,238	79,840
Assets of consolidated Och-Ziff funds:
Investments, at fair value	1,744,626	729,152
Other assets of Och-Ziff funds	38,188	43,805

Total Assets	$3,535,065	$2,044,103

Liabilities and Shareholders’ Equity
Liabilities
Due to related parties	$741,773	$759,056
Debt obligations	388,043	383,685
Compensation payable	210,055	107,384
Other liabilities	119,529	58,510
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	223,543	101,563
Other liabilities of Och-Ziff funds	3,538	1,540

Total Liabilities	1,686,481	1,411,738

Commitments and Contingencies (Note 14)
Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 147,689,919 and 139,341,965 shares issued and outstanding as of December 31, 2012 and 2011, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 281,886,394 and 274,286,008 shares issued and outstanding as of December 31, 2012 and 2011, respectively	—	—
Paid-in capital	2,900,109	2,419,287
Accumulated deficit	(3,150,644)	(2,776,374)
Accumulated other comprehensive loss	—	(49)

Shareholders’ deficit attributable to Class A Shareholders	(250,535)	(357,136)
Shareholders’ equity attributable to noncontrolling interests	2,099,119	989,501

Total Shareholders’ Equity	1,848,584	632,365

Total Liabilities and Shareholders’ Equity	$3,535,065	$2,044,103

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Revenues
Management fees	$505,948	$500,857	$437,816
Incentive income	595,727	65,026	446,228
Other revenues	1,038	2,258	1,974
Income of consolidated Och-Ziff funds	108,684	48,283	38,485

Total Revenues	1,211,397	616,424	924,503

Expenses
Compensation and benefits	389,153	325,008	361,658
Reorganization expenses	1,396,882	1,614,363	1,626,988
Interest expense	6,062	7,102	7,639
General, administrative and other	116,880	85,117	93,998
Expenses of consolidated Och-Ziff funds	10,440	8,723	8,873

Total Expenses	1,919,417	2,040,313	2,099,156

Other Income
Net gains (losses) on investments in Och-Ziff funds and joint ventures	274	632	(521)
Net gains on early retirement of debt	—	12,494	—
Change in deferred income of consolidated Och-Ziff funds	(52,256)	(7,117)	(6,805)
Net gains of consolidated Och-Ziff funds	215,081	6,656	24,103

Total Other Income	163,099	12,665	16,777

Loss Before Income Taxes	(544,921)	(1,411,224)	(1,157,876)
Income taxes	79,085	59,581	41,078

Consolidated Net Loss	(624,006)	(1,470,805)	(1,198,954)

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	229	5	(13)

Total Comprehensive Loss	$(623,777)	$(1,470,800)	$(1,198,967)

Allocation of Consolidated Net Loss
Class A Shareholders	$(315,826)	$(418,990)	$(294,413)
Noncontrolling interests	(308,180)	(1,051,815)	(904,541)

	$(624,006)	$(1,470,805)	$(1,198,954)

Allocation of Total Comprehensive Loss
Class A Shareholders	$(315,777)	$(418,989)	$(294,416)
Noncontrolling interests	(308,000)	(1,051,811)	(904,551)

	$(623,777)	$(1,470,800)	$(1,198,967)

Net Loss Per Class A Share
Basic and Diluted	$(2.21)	$(4.07)	$(3.35)
Weighted-Average Class A Shares Outstanding
Basic and Diluted	142,970,660	102,848,812	87,910,977

Dividends Paid per Class A Share	$0.40	$1.07	$0.88

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests
					Foreign Currency Translation Adjustment			Total Shareholders’ Equity
			(dollars in thousands)
As of December 31, 2009	81,823,915	277,946,526	$1,505,496	$(1,879,761)	$(47)	$(374,312)	$563,993	$189,681
Capital contributions	—	—	—	—	—	—	192,607	192,607
Capital distributions	—	—	—	—	—	—	(450,451)	(450,451)
Cash dividends declared on Class A Shares	—	—	—	(74,039)	—	(74,039)	—	(74,039)
Dividend equivalents on Class A restricted share units	—	—	2,317	(2,317)	—	—	— (1)	—
Equity-based compensation	4,672,031	—	17,825	—	—	17,825	80,090	97,915
Och-Ziff Operating Group A Unit transactions (See Note 3)	8,246,241	(3,279,605)	3,273	—	—	3,273	24,532	27,805
Contribution of right to future payments under tax receivable agreement (See Note 14)	—	—	2,380	—	—	2,380	13,718	16,098
Impact of amortization of Reorganization charges on capital	—	—	367,734	—	—	367,734	1,259,254	1,626,988
Total comprehensive loss	—	—	—	(294,413)	(3)	(294,416)	(904,551)	(1,198,967)

As of December 31, 2010	94,742,187	274,666,921	1,899,025	(2,250,530)	(50)	(351,555)	779,192	427,637
Capital contributions	—	—	—	—	—	—	296,361	296,361
Capital distributions	—	—	—	—	—	—	(489,776)	(489,776)
Cash dividends declared on Class A Shares	—	—	—	(104,100)	—	(104,100)	—	(104,100)
Dividend equivalents on Class A restricted share units	—	—	2,754	(2,754)	—	—	— (1)	—
Equity-based compensation	6,154,567	1,650,000	22,904	—	—	22,904	81,309	104,213
Issuance of Class A Shares in 2011 Offering, net of issuance costs	33,333,333	—	63,898	—	—	63,898	173,103	237,001
Och-Ziff Operating Group A Unit transactions (See Note 3)	5,111,878	(2,030,913)	2,691	—	—	2,691	10,592	13,283
Contribution of right to future payments under tax receivable agreement (See Note 14)	—	—	723	—	—	723	3,480	4,203
Acquisition of noncontrolling interests	—	—	(5)	—	—	(5)	(15)	(20)
Impact of amortization of Reorganization charges on capital	—	—	427,297	—	—	427,297	1,187,066	1,614,363
Total comprehensive loss	—	—	—	(418,990)	1	(418,989)	(1,051,811)	(1,470,800)

As of December 31, 2011	139,341,965	274,286,008	$2,419,287	$(2,776,374)	$(49)	$(357,136)	$989,501	$632,365

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests
					Foreign Currency Translation Adjustment			Total Shareholders’ Equity
			(dollars in thousands)
As of December 31, 2011	139,341,965	274,286,008	$2,419,287	$(2,776,374)	$(49)	$(357,136)	$989,501	$632,365
Capital contributions	—	—	—	—	—	—	723,091	723,091
Capital distributions	—	—	—	—	—	—	(301,579)	(301,579)
Cash dividends declared on Class A Shares	—	—	—	(56,670)	—	(56,670)	—	(56,670)
Dividend equivalents on Class A restricted share units	—	—	1,774	(1,774)	—	—	— (1)	—
Equity-based compensation	3,681,460	7,600,386	23,653	—	—	23,653	51,446	75,099
Och-Ziff Operating Group A Unit transactions (See Note 3)	4,666,494	—	1,840	—	—	1,840	1,087	2,927
Acquisition of noncontrolling interests	—	—	(13)	—	—	(13)	(45)	(58)
Consolidation of joint venture	—	—	—	—	—	—	304	304
Impact of amortization of Reorganization charges on capital	—	—	453,568	—	—	453,568	943,314	1,396,882
Total comprehensive loss	—	—	—	(315,826)	49	(315,777)	(308,000)	(623,777)

As of December 31, 2012	147,689,919	281,886,394	$2,900,109	$(3,150,644)	$—	$(250,535)	$2,099,119	$1,848,584

(1)	The dividend equivalents on Class A restricted share units impacted noncontrolling interests by increasing the paid-in capital component and a corresponding offsetting increase in the accumulated deficit component of noncontrolling interests, each by $3.7 million, $8.3 million and $8.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net loss	$(624,006)	$(1,470,805)	$(1,198,954)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Reorganization expenses	1,396,882	1,614,363	1,626,988
Amortization of equity-based compensation	86,006	128,916	128,737
Depreciation and amortization	9,362	9,676	9,078
Net gains on early retirement of debt	—	(12,494)	—
Deferred income taxes	64,427	46,195	19,815
Operating cash flows due to changes in:
Income and fees receivable	(519,124)	388,180	(94,520)
Due from related parties	(854)	(533)	332
Other assets, net	3,042	(2,259)	238,576
Assets of consolidated Och-Ziff funds	(1,009,855)	(331,934)	(140,419)
Due to related parties	(33,868)	(37,347)	(103,374)
Compensation payable	102,671	(41,289)	4,893
Other liabilities	60,162	(1,703)	24,963
Liabilities of consolidated Och-Ziff funds	123,978	79,476	27,558

Net Cash Provided by (Used in) Operating Activities	(341,177)	368,442	543,673

Cash Flows from Investing Activities
Investments in joint ventures	(5,078)	(3,101)	(4,981)
Return of investments in joint ventures	4,229	582	6,589
Purchases of fixed assets	(2,248)	(2,363)	(349)
Proceeds from sales of fixed assets	—	—	100
Cash acquired on consolidation of joint venture	299	—	—
Repayment of loan to joint venture partners	—	1,750	250

Net Cash Provided by (Used in) Investing Activities	(2,798)	(3,132)	1,609

Cash Flows from Financing Activities
Contributions from noncontrolling interests	723,091	292,400	192,564
Distributions to noncontrolling interests	(301,579)	(489,386)	(450,451)
Proceeds from issuance of Class A Shares in 2011 Offering	—	238,750	—
Costs directly associated with issuance of Class A Shares in 2011 Offering	—	(1,749)	—
Proceeds from Delayed Draw Term Loan	384,500	6,500	—
Costs directly associated with Delayed Draw Term Loan facility	—	(1,378)	—
Repayments of debt obligations	(380,142)	(249,595)	(10,901)
Dividends on Class A Shares	(56,670)	(104,100)	(74,039)
Withholding taxes paid on vested Class A restricted share units	(10,907)	(22,906)	(28,760)
Principal payments under capital lease obligations	(844)	(829)	—
Distribution of deferred balances and related taxes to Mr. Och	—	(1,583)	(129,850)

Net Cash Provided by (Used in) Financing Activities	357,449	(333,876)	(501,437)

Net Change in Cash and Cash Equivalents	13,474	31,434	43,845
Cash and Cash Equivalents, Beginning of Period	149,011	117,577	73,732

Cash and Cash Equivalents, End of Period	$162,485	$149,011	$117,577

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$5,621	$6,559	$7,127
Income taxes	$11,867	$22,680	$16,741
Non-cash transactions:
In-kind distribution of deferred balances	$—	$2,892	$169,652
Collateral deposit on aircraft loan applied against principal	$—	$—	$2,026
Capital lease additions	$—	$2,471	$—

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

1.	OVERVIEW

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Beijing and Mumbai. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, credit funds, collateralized loan obligations (“CLOs”), real estate funds and other alternative investment vehicles.

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

References to the Company’s “executive managing directors” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively with their consolidated subsidiaries, the “Och-Ziff Operating Group”) other than the Ziffs and the Company’s intermediate holding companies, and include the Company’s founder, Mr. Daniel S. Och, except where the context requires otherwise. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons. References to the Company’s “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation (“Och-Ziff Corp”) and Och-Ziff Holding LLC, both of which are wholly owned subsidiaries of the Registrant.

Class A Share Offerings

In November 2007, the Company completed its initial public offering (“IPO”) of 36,000,000 Class A Shares and a private offering of 38,138,571 million Class A Shares to DIC Sahir, a wholly owned subsidiary of Dubai International Capital LLC (collectively, the “2007 Offerings”). The Company used the net proceeds from the 2007 Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the Company’s executive managing directors and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the 2007 Offerings. As of December 31, 2012, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 33.0%. See Note 3 for additional information regarding increases in the Company’s interest in the Och-Ziff Operating Group.

In November 2011, the Company completed a public offering of 33,333,333 million Class A Shares (the “2011 Offering”) for $7.50 per share, which resulted in net proceeds of $238.7 million. The Company incurred $1.7 million of expenses in connection with the 2011 Offering. The Company used the net proceeds from the 2011 Offering to repurchase and retire a portion of the indebtedness outstanding under the term loan entered into in July 2007 (the “2007 Term Loan”). See Note 7 for additional information.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Reorganization

Prior to the 2007 Offerings, the Company completed a reorganization of its business (the “Reorganization”). As part of the Reorganization, Mr. Och’s equity interests, the other executive managing directors’ non-equity interests and the Ziffs’ profit sharing interests were reclassified as Och-Ziff Operating Group A Units. As a result of these reclassifications, the Company incurred significant non-cash Reorganization expenses. See Note 9 for additional information regarding these Reorganization expenses.

Company Structure

The Registrant is a holding company that, through its intermediate holding companies, holds equity ownership interests in the Och-Ziff Operating Group. The Registrant has issued and outstanding the following share classes:

•

Class A Shares—Class A Shares are publicly traded and entitle the holders thereof to one vote per share on matters submitted to a vote of shareholders. The holders of Class A Shares are entitled to any distributions declared by the Registrant’s Board of Directors (the “Board”).

•

Class B Shares—Class B Shares are held by the Company’s executive managing directors. These shares are not publicly traded but rather entitle the executive managing directors to one vote per share on matters submitted to a vote of shareholders. These shares do not participate in the earnings of the Company, as the executive managing directors participate in the economics of the Och-Ziff Operating Group through their direct ownership of Och-Ziff Operating Group A Units as discussed below. The executive managing directors granted to the Class B Shareholder Committee, currently consisting solely of Mr. Och, an irrevocable proxy to vote their Class B Shares in concert. The Ziffs do not hold any Class B Shares.

The Company conducts substantially all of its operations through the Och-Ziff Operating Group. The following Och-Ziff Operating Group Units represent all of the equity interests of the Och-Ziff Operating Group:

•

Och-Ziff Operating Group A Units—The Och-Ziff Operating Group A Units are held by the Company’s executive managing directors and the Ziffs. Once vested, these units may be exchanged on a one-to-one basis for Class A Shares, subject to minimum ownership requirements and transfer restrictions as further described in Note 8.

•

Och-Ziff Operating Group B Units—The Och-Ziff Operating Group B Units are held by the Company’s intermediate holding companies. These units represent the Company’s economic interest in the Och-Ziff Operating Group.

The Company issues its executive managing directors a number of Class B Shares of the Registrant equal to the number of Och-Ziff Operating Group A Units held by each executive managing director. Upon the exchange of an Och-Ziff Operating Group A Unit for a Class A Share by an executive managing director, the corresponding Class B Share is canceled and an Och-Ziff Operating Group B Unit is issued to the intermediate holding companies of the Company.

The Company has also issued Och-Ziff Operating Group D Units to executive managing directors subsequent to the IPO. Och-Ziff Operating Group D Units are not considered equity for GAAP purposes, and therefore distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive loss. Och-Ziff Operating Group D Units receive distributions on a pro rata basis with the Och-Ziff Operating Group A Units and the Och-Ziff Operating Group B Units. An Och-Ziff Operating Group D Unit converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. As of December 31, 2012, the Och-Ziff Operating Group D Units represented a 1.2% interest in the Och-Ziff Operating Group.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All significant intercompany transactions and balances have been eliminated in consolidation.

Certain amounts in the prior periods have been reclassified to conform to the current-period presentation. Amounts previously presented within allocation of deferred balances and related taxes to non-equity interests is now included within compensation and benefits.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements of the Company. The most critical of these estimates are related to (i) fair value measurements of the assets and liabilities of the Och-Ziff funds, which impacts the Company’s management fees and incentive income; (ii) the accounting treatment for variable interest entities; and (iii) the estimate of future taxable income, which impacts the carrying amount of the Company’s deferred income tax assets. While management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent, actual results could differ materially from those estimates.

Consolidation Policies

The consolidated financial statements include the accounts of the Registrant and entities in which it, directly or indirectly, is determined to have a controlling financial interest under the following set of guidelines:

•

Variable Interest Entities (“VIEs”)— The Company determines whether, if by design, an entity has equity investors who lack the characteristics of a controlling financial interest or does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. As substantially all of the funds managed by the Company qualify for the deferral under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds, the primary beneficiary of the funds the Company manages that are determined to be VIEs is the party that absorbs a majority of the VIEs’ expected losses or receives a majority of the expected residual returns as a result of holding variable interests. For VIEs that do not qualify for the deferral under ASU 2010-10, the primary beneficiary is the party that (i) has the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity.

•

Voting Interest Entities—For entities that are not VIEs, the Company consolidates those entities in which it has an investment of greater than 50% and has control over significant operating, financial and investing decisions of the entity. Additionally, the Company consolidates entities in which the Company is a substantive, controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Allocations of Och-Ziff Operating Group Earnings (Losses) and Capital

Earnings (losses) of the Och-Ziff Operating Group are allocated on a pro rata basis between the Och-Ziff Operating Group A Units, which interests are reflected within net loss allocated to noncontrolling interests, and Och-Ziff Operating Group B Units, which interests are reflected within net loss allocated to Class A Shareholders.

Paid-in capital of the Och-Ziff Operating Group is allocated pro rata between the Och-Ziff Operating Group A Units, which interest is reflected within noncontrolling interests, and Och-Ziff Operating Group B Units, which interest is reflected within the Company’s paid-in capital. As a result, increases in the Och-Ziff Operating Group’s paid-in capital resulting from the amortization of equity-based compensation and Reorganization expenses is allocated pro rata between noncontrolling interests and the Company’s paid-in capital.

See Note 3 for additional information regarding the Company’s interest in the Och-Ziff Operating Group.

Revenue Recognition Policies

The Company has two principal sources of revenues: management fees and incentive income. These revenues are derived from the Company’s agreements with the Och-Ziff funds. The agreements are automatically renewed on an annual basis unless the agreements are terminated by the general partner or directors of the respective funds. Certain investments held by employees, executive managing directors and other related parties in the Och-Ziff funds are not subject to management fees or incentive income charges. See Note 13 for additional information regarding these waived fees.

Management Fees

Management fees for the Company’s hedge funds typically range from 1.5% to 2.5% annually of assets under management in these funds. For the Company’s credit funds and real estate funds, management fees typically range from 0.75% to 1.5% annually based on the amount of capital committed to these platforms by its fund investors.

Management fees are recognized over the period during which the related services are performed. Management fees are generally calculated and paid to the Company on a quarterly basis at the beginning of the quarter, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in the Company’s management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions.

Incentive Income

The Company earns incentive income based on the performance of the Och-Ziff funds. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor, but it excludes unrealized gains and losses attributable to investments that the Company, as investment manager, believes lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance (“Special Investments”).

The Company does not recognize incentive income until the end of the applicable performance measurement period when the amounts are contractually payable, or “crystallized.” Additionally, all of the Company’s hedge funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning the Company will not be able

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

to earn incentive income with respect to positive investment performance generated for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. The Company earns incentive income on any net profits in excess of the high-water mark.

The performance measurement period for most of the Company’s assets under management is on a calendar-year basis, and therefore it generally crystallizes incentive income annually on December 31. The Company may also recognize incentive income related to fund investor redemptions at other times during the year. Additionally, the Company may recognize a material amount of incentive income during the year related to assets subject to three-year performance measurement periods for which the measurement period has expired (including the rollover of a portion of these assets into one-year measurement periods upon the conclusion of the initial three-year measurement period), as well as assets in its credit funds, real estate funds and certain other funds it manages. The Company may also recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to the Company to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be recognized until the end of the relevant performance measurement period (if at all).

The performance measurement periods with respect to approximately $6.9 billion, or 21.3%, of the Company’s assets under management as of December 31, 2012 are longer than one year. These assets under management relate to assets subject to three-year performance measurement periods in the OZ Master Fund and other multi-strategy funds, as well as assets in the Company’s credit funds, CLOs, real estate funds and other alternative investment vehicles it manages. Incentive income related to these assets, excluding CLOs, is based on the cumulative performance over a performance measurement period, and is not earned until it is no longer subject to repayment to the respective fund. The Company’s ability to earn incentive income on these longer-term assets may also be subject to hurdle rates whereby the Company does not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once investment performance has exceeded the hurdle rate, the Company may receive a preferential “catch-up” allocation, resulting in a potential recognition to the Company of a full 20% of the net profits attributable to investors in these assets.

Incentive income allocations from Och-Ziff funds consolidated by the Company are recognized through a greater share of these funds’ net earnings being allocated to the Company, and a correspondingly reduced share of these earnings allocated to investors in the funds (i.e. noncontrolling interests). To the extent the Company is allocated incentive income by a consolidated Och-Ziff fund before the end of the performance measurement period and that could be subject to repayment in the event of future losses, the Company defers the recognition of its share of income through change in deferred income from consolidated Och-Ziff funds in the consolidated statements of comprehensive loss and records a corresponding liability within other liabilities in the consolidated balance sheets. The liability is reversed and recognized in earnings when these amounts are no longer subject to repayment.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Compensation and Benefits

The Company recognizes compensation and benefits expenses over the related service period. Additionally, income allocations to Och-Ziff Operating Group D Units are also included within compensation and benefits.

Compensation expense related to equity-based payments is based on the grant-date fair value and recognized on a straight-line basis over the requisite service period for awards with both cliff vesting and graded vesting. An estimated forfeiture assumption is based on current and historical information and is reviewed periodically for any necessary adjustments. A change in the forfeiture assumption is recognized in the period in which such change occurs. See Note 9 for additional information on the Company’s equity-based compensation plan.

Reorganization Expenses

Reorganization expenses relate to the amortization of Och-Ziff Operating Group A Units held by the Company’s executive managing directors. See Note 9 for additional information.

Income Taxes

Deferred income tax assets and liabilities resulting from temporary differences between the GAAP and tax bases of assets and liabilities are measured at the balance sheet date using enacted income tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The Company offsets deferred income tax assets and liabilities for presentation in its consolidated balance sheets when such assets and liabilities are within the same legal entity and related to the same taxing jurisdiction.

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

Future events such as changes in tax legislation could have an impact on the provision for income taxes and the effective income tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

The Company records interest and penalties related to income taxes within income taxes in the consolidated statements of comprehensive loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents are recorded at amortized cost plus accrued interest. As of December 31, 2012, substantially all of the Company’s cash and cash equivalents were held with one major financial institution, and therefore exposes the Company to a certain degree of credit risk. The Company records cash and cash equivalents of the consolidated Och-Ziff funds held at prime brokers within other assets of Och-Ziff funds in the consolidated balance sheets.

Fixed Assets

Fixed assets consist of a corporate aircraft, leasehold improvements, computer hardware and software, furniture, fixtures and office equipment. Fixed assets are recorded at cost less accumulated depreciation and amortization within other assets, net in the consolidated balance sheets. The Company evaluates fixed assets for impairment whenever

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

events or changes in circumstances indicate that an asset’s carrying value may not be fully recovered. Depreciation and amortization of fixed assets are calculated using the straight-line method over the following depreciable lives: fifteen years for the corporate aircraft, the shorter of the related lease term or expected useful life for leasehold improvements and three to seven years for all other fixed assets.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are included within other assets, net in the Company’s consolidated balance sheets and relate to the Company’s 2007 acquisition of an additional 25% interest in its domestic real estate operations from one of its joint venture partners. The Company tests goodwill for impairment on an annual basis or more frequently if events or circumstances justify conducting an interim test. Intangible assets, which are being amortized through 2016, relate to management agreements the Company has with the domestic real estate funds and the Company’s rights to future earnings related to the real estate business. The estimated future annual amortization expense related to these intangible assets is expected to be approximately $748 thousand through 2015 and $613 thousand in 2016. Amortization expense related to these intangible assets of $751 thousand, $748 thousand and $748 thousand was incurred for the years ended December 31, 2012, 2011 and 2010, respectively, and is included within general, administrative and other in the consolidated statements of comprehensive loss.

Foreign Currency

The functional currency of each of the Company’s consolidated subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the closing rates of exchange on the balance sheet date. These transaction gains and losses are recorded as other expenses within general, administrative and other in the consolidated statements of comprehensive loss.

Policies of Consolidated Och-Ziff Funds

Certain Och-Ziff funds in which the Company has only minor ownership interests, if any, are included in the Company’s consolidated financial statements. The majority ownership interests in these funds are held by the investors in the funds, and these interests are reflected within noncontrolling interests in the consolidated balance sheets. The management fees and incentive income from the consolidated Och-Ziff funds are eliminated in consolidation; however, the Company’s share of the earnings from these funds is increased by the amount of these eliminated fees and incentive income. Accordingly, the consolidation of these Och-Ziff funds has no net effect on the Company’s net loss allocated to Class A Shareholders or the shareholders’ deficit attributable to Class A Shareholders.

The Och-Ziff funds are considered investment companies for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the consolidated Och-Ziff funds’ are reflected in the consolidated financial statements at their estimated fair values. Changes in fair value of these investments are included within net gains (losses) of consolidated Och-Ziff funds within the statements of comprehensive loss, and the related cash flows are included within net cash from operating activities within the consolidated statements of cash flows.

Income of Consolidated Och-Ziff Funds

Income of consolidated Och-Ziff funds consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis. The consolidated Och-Ziff funds may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

become doubtful. The balance of non-accrual investments as of December 31, 2012 and 2011, and the impact of such investments for the years ended December 31, 2012, 2011 and 2010, were not significant. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable.

Expenses of Consolidated Och-Ziff Funds

Expenses of consolidated Och-Ziff funds consist of interest expense and other miscellaneous expenses. Interest expense is recorded on an accrual basis.

Investments, at Fair Value

Investments, at fair value include the consolidated Och-Ziff funds’ investments in securities, investment companies and other investments. Securities transactions are recorded on a trade-date basis. Realized gains and losses on sales of investments of the Och-Ziff funds are determined on a specific identification basis and are included within net gains (losses) of consolidated Och-Ziff funds in the consolidated statements of comprehensive loss. Premiums and discounts are amortized and accreted, respectively, to income of consolidated Och-Ziff funds in the consolidated statements of comprehensive loss.

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

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repurchase agreements”) by the consolidated Och-Ziff funds are accounted for as collateralized financing transactions. The funds provide securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. Cash borrowed by the funds is included within securities sold under agreements to repurchase in the consolidated balance sheets. The fair value of securities transferred to counterparties under such agreements totaled $358.7 million and $157.3 million as of December 31, 2012 and 2011, respectively, and are included in investments, at fair value in the consolidated balance sheets. Interest expense incurred on these transactions is included within expenses of consolidated Och-Ziff funds in the consolidated statements of comprehensive loss.

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

DECEMBER 31, 2012

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

Future Adoption of Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross and net information about derivative instruments, repurchase and reverse-repurchase agreements, and securities borrowing and lending transactions that are either (i) offset in the balance sheet, or (ii) subject to an enforceable master netting arrangement or similar arrangement, irrespective of whether they are offset in the balance sheet. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The requirements of ASU 2011-11 are effective for the Company beginning in the first quarter of 2013. The adoption of ASU 2011-11 will not have any impact on the Company’s financial position or results of operations, as ASU 2011-11 only affects disclosures about offsetting. No changes were made to the existing guidance on the offsetting of assets and liabilities in the Company’s balance sheet.

3.	NONCONTROLLING INTERESTS

Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and are primarily made up of Och-Ziff Operating Group A Units held by the Company’s executive managing directors and the Ziffs, and fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in net income (loss) allocated to the Och-Ziff Operating Group A Units are driven by the earnings or losses of the Och-Ziff Operating Group. Increases or decreases in the net income (loss) allocated to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings or losses of those funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The following table presents the components of the net loss allocated to noncontrolling interests:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(556,500)	$(1,088,514)	$(950,209)
Consolidated Och-Ziff funds	247,906	34,848	46,104
Other	414	1,851	(436)

	$(308,180)	$(1,051,815)	$(904,541)

Och-Ziff Operating Group Ownership

The Company’s interest in the Och-Ziff Operating Group increased to 33.0% as of December 31, 2012, from 19.2% at the time of the 2007 Offerings. Increases in the Company’s interest in the Och-Ziff Operating Group were driven by the issuance of Class A Shares in the 2011 Offering. Additionally, the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares (“Och-Ziff Operating Group A Unit Transactions”) and the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”), primarily related to the vesting of Class A restricted share units (“RSUs”), also increased the Company’s interest in the Och-Ziff Operating Group. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchanges of Och-Ziff Operating Group A Units and vestings of RSUs. These increases would be offset upon the conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.

Och-Ziff Operating Group A Unit Transactions

In connection with the exchange of Och-Ziff Operating Group A Units for Class A Shares and the reallocation of certain Och-Ziff Operating Group A Units forfeited by a former executive managing director that were subsequently reallocated as Och-Ziff Operating Group D Units, the Company recorded the following changes to shareholders’ equity:

	Year Ended December 31,
	2012		2011		2010
	Paid-in Capital	Noncontrolling Interests	Paid-in Capital	Noncontrolling Interests	Paid-in Capital	Noncontrolling Interests
	(dollars in thousands)
Deferred income tax assets resulting from exchanges, net of increases in the tax receivable agreement liability	$2,927	$—	$6,073	$7,210	$12,115	$15,690
Deficit capital reallocated from noncontrolling interests to the Company’s paid-in capital	(1,087)	1,087	(3,382)	3,382	(8,842)	8,842

	$1,840	$1,087	$2,691	$10,592	$3,273	$24,532

Equity-Based Compensation

The table below presents the net amount of deficit capital reallocated from noncontrolling interests to the Company due to increases in the Company’s ownership in the Och-Ziff Operating Group resulting from the vesting of RSUs that were settled in Class A Shares, offset by decreases in the Company’s ownership resulting from grants of

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Och-Ziff Operating Group A Units made to executive managing directors subsequent to the 2007 Offerings. See Note 9. These reallocations are recorded within equity-based compensation in the statement of changes in shareholders’ equity.

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Deficit capital reallocated from noncontrolling interests to the Company’s paid-in capital	$831	$4,077	$4,233

4.	FAIR VALUE DISCLOSURES

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

•

Level II – Fair value is determined using quotations received from dealers making a market for these assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing services, the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. Consideration is given to the nature of the broker quotes (e.g., indicative or executable). Assets and liabilities for which executable broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level II. The types of assets and liabilities that would generally be included in this category are certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, less liquid and restricted equity securities, forward contracts and certain over the-counter (“OTC”) derivatives.

•

Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. The types of assets and liabilities that would generally be included in this category include real estate investments, equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, certain OTC derivatives, residential and commercial mortgage-backed securities, asset-backed securities and collateralized debt obligations.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Fair Value Measurements Categorized within the Fair Value Hierarchy

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy:

	As of December 31, 2012
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$615,634	$—	$615,634
Collateralized debt obligations	—	—	265,722	—	265,722
Residential mortgage-backed securities	103	—	260,410	—	260,513
Energy and natural resources limited partnerships	—	—	167,467	—	167,467
Commercial real estate debt	—	—	151,275	—	151,275
Investments in affiliated funds	—	—	88,298	—	88,298
Commercial mortgage-backed securities	—	—	41,961	—	41,961
United States government obligations	72,955	—	—	—	72,955
Common and preferred stock	—	—	47,002	—	47,002
Bank debt	—	—	21,255	—	21,255
Asset-backed securities	—	—	12,234	—	12,234
Other investments	457	70	183	(400)	310

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$73,515	$70	$1,671,441	$(400)	$1,744,626

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$374	$48	$1,087	$(400)	$1,109

	As of December 31, 2011
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$352,218	$—	$352,218
Residential mortgage-backed securities	291	—	147,426	—	147,717
Collateralized debt obligations	—	—	44,060	—	44,060
Energy and natural resources limited partnerships	—	—	100,827	—	100,827
Commercial real estate debt	—	—	38,240	—	38,240
Commercial mortgage-backed securities	—	—	27,256	—	27,256
United States government obligations	15,069	—	—	—	15,069
Other investments	95	361	3,542	(233)	3,765

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$15,455	$361	$713,569	$(233)	$729,152

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$362	$4	$657	$(233)	$790

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The Company assumes that any transfers between Level I, Level II or Level III during the period occur at the beginning of the period. For the years ended December 31, 2012 and 2011, there were no transfers between Level I, Level II or Level III assets or liabilities.

Reconciliation of Fair Value Measurements Categorized within Level III

The following table summarizes the changes in the Company’s Level III assets and liabilities for the year ended December 31, 2012:

	Balance as of December 31, 2011	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of December 31, 2012
	(dollars in thousands)
Real estate investments	$352,218	$217,416	$(40,906)	$—	$86,906	$615,634
Collateralized debt obligations	44,060	274,629	(97,516)	—	44,549	265,722
Residential mortgage-backed securities	147,426	322,278	(238,703)	—	29,409	260,410
Energy and natural resources limited partnerships	100,827	39,061	(5,820)	—	33,399	167,467
Commercial real estate debt	38,240	190,558	(67,571)	—	(9,952)	151,275
Investments in affiliated funds	—	108,193	(39,834)	—	19,939	88,298
Commercial mortgage-backed securities	27,256	31,686	(27,983)	—	11,002	41,961
Common and preferred stock	—	50,452	(6,815)	—	3,365	47,002
Bank debt	—	22,115	(2,313)	—	1,453	21,255
Asset-backed securities	—	15,028	(2,642)	—	(152)	12,234
Other investments (including derivatives, net)	2,885	—	(2,576)	(3,897)	2,684	(904)

Total, at Fair Value	$712,912	$1,271,416	$(532,679)	$(3,897)	$222,602	$1,670,354

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The following table summarizes the changes in the Company’s Level III assets and liabilities for the year ended December 31, 2011:

	Balance as of December 31, 2010	Investment Purchases	Investment Sales and Collection of Deferred Balances	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of December 31, 2011
	(dollars in thousands)
Real estate investments	$288,444	$86,308	$(30,618)	$—	$8,084	$352,218
Residential mortgage-backed securities	40,707	216,384	(104,214)	—	(5,451)	147,426
Collateralized debt obligations	10,405	59,210	(21,419)	—	(4,136)	44,060
Energy and natural resources limited partnerships	49,870	57,893	—	—	(6,936)	100,827
Commercial real estate debt	13,516	29,299	(18,402)	—	13,827	38,240
Commercial mortgage-backed securities	15,604	25,489	(17,401)	—	3,564	27,256
Other investments (including derivatives, net)	478	2,587	—	(708)	528	2,885

Total, at Fair Value	$419,024	$477,170	$(192,054)	$(708)	$9,480	$712,912

Deferred Balances, at Fair Value	$2,913	$—	$(2,913)	$—	$—	$—

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive loss:

	Year Ended December 31,
	2012	2011
	(dollars in thousands)
Real estate investments	$82,491	$12,679
Collateralized debt obligations	24,522	(6,674)
Residential mortgage-backed securities	8,301	(12,189)
Energy and natural resources limited partnerships	32,371	(6,936)
Commercial real estate debt	(13,686)	5,742
Investments in affiliated funds	13,186	—
Commercial mortgage-backed securities	9,929	1,933
Common and preferred stock	2,858	—
Bank debt	1,167	—
Asset-backed securities	(166)	—
Other investments (including derivatives, net)	1,684	(531)

Total	$162,657	$(5,976)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The significant unobservable inputs used in the fair value measurement of the Company’s real estate investments are discount rates, cash flow growth rates, capitalization rates, the price per square foot, the absorption percentage per year, loss factors, inflation factors and exit multiples. Significant increases (decreases) in the discount rates, capitalization rates and loss factors in isolation would be expected to result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the cash flow growth rates, the price per square foot, the absorption percentage per year, inflation factors and exit multiples in isolation would be expected to result in a significantly higher (lower) fair value measurement.

Collateralized Debt Obligations; Residential and Commercial Mortgage-Backed Securities; Commercial Real Estate Debt; Common and Preferred Stock; Asset-Backed Securities; Bank Debt

The fair value of investments in collateralized debt obligations, residential and commercial mortgage-backed securities, commercial real estate debt, common and preferred stock, asset-backed securities and bank debt that do not have readily ascertainable fair values is generally determined using broker quotes or is based on invested capital. To the extent broker quotes are not available or deemed unreliable in the future, the methods and procedures to value these investments may include, but are not limited to: using independent pricing services; performing comparisons with prices of comparable or similar securities; obtaining valuation-related information from the issuers; calculating the present value of future cash flows; assessing other analytical data and information relating to the investment that is an indication of value; obtaining information provided by third parties; reviewing the amounts invested in these investments; and evaluating financial information provided by the management of these investments. Market data is used to the extent that it is observable and considered reliable.

Energy and Natural Resources Limited Partnerships

The fair value of energy and natural resources limited partnerships are generally determined using discounted cash flows when assets are producing oil or gas, or when it is reasonably certain that an asset will be capable of producing oil or gas. Acreage with proven undeveloped, probable or possible reserves are valued using prevailing prices of comparable properties, and may include adjustments for other assets or liabilities such as seismic data, equipment, and cash held by the investee. Additionally, certain natural resource assets may be valued based on recent financings or based on the fair value of certain underlying publicly traded securities held by an investee, adjusted for lack of marketability. The fair value for certain energy and natural resources limited partnership investments is based on the net asset value of the underlying fund, adjusted for an illiquidity discount.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The significant unobservable inputs used in the fair value measurement of the Company’s energy and natural resources limited partnerships are energy differentials, discount rates, price of natural gas per thousand cubic feet and price of oil per barrel. Significant increases (decreases) in the discount to energy differentials, discount rates and illiquidity discount in isolation would be expected to result in a lower (higher) fair value measurement. Significant increases (decreases) in price of natural gas per thousand cubic feet and price of oil per barrel in isolation would be expected to result in a significantly higher (lower) fair value measurement.

Investments in Affiliated Funds

The fair value of investments in affiliated funds relates to consolidated feeder funds’ investments into their related master funds. The Company is not an investor of these feeder funds or master funds. The fair value of these investments is based on the consolidated feeder funds’ proportionate share of the respective master funds’ net asset value. The master funds invest primarily in credit-related strategies.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds. Level III investments not presented in the table below generally do not have any unobservable inputs to disclose, as they are valued primarily using broker quotes, invested capital for recent transactions or net asset value for investments in affiliated funds. These assets and liabilities belong to the investors in the consolidated funds and the Company has minimal, if any, investments in such funds.

Type of Investment	Fair Value at December 31, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range
Real estate investments	$521,571	Discounted cash flow	Discount rate	9.5% – 35%
			Cash flow growth rate	1% – 10%
			Capitalization rate	7.5% – 10%
			Price per square foot	$46 – $605
			Absorption percentage per year	2% – 43%
			Loss factor	0% – 15%
			Inflation factor	0% – 3%
			Exit multiple	6x

Energy and natural resources limited partnerships	$123,243	Net asset value	Illiquidity discount	20%
	6,134	Discounted cash flow	Energy differentials	10%
			Discount rate	15%
			Price of natural gas per thousand cubic feet	$4.90
			Price of oil per barrel	$80.00

Valuation Process for Fair Value Measurements Categorized within Level III

The Company has established an internal control infrastructure over the valuation of financial instruments that includes ongoing independent oversight by its Financial Controls Group and Valuation Committee, as well as periodic audits by the Company’s Internal Audit Group. These management control functions are segregated from the trading and investing functions.

The Valuation Committee is responsible for developing valuation policies to help ensure that all of the funds’ investments reflect fair values, as well as providing oversight of the valuation process. These valuation policies and procedures include, but are not limited to the following: determining the pricing sources used to value specific investment classes; the selection of independent pricing services; the periodic review of due diligence materials of independent pricing services; and the fair value hierarchy coding of the funds’ investments. The Valuation Committee reviews a variety of reports on a monthly basis, which include, but are not limited to the following: summaries of the sources used to determine the value the funds’ investments; summaries of the fair value hierarchy of the funds’ investments; and variance reports that compare the values of investments to independent pricing services. The Valuation Committee is comprised of non-investment professionals, and may obtain input from investment professionals for consideration in carrying out their responsibilities.

The Financial Controls Group is responsible for ensuring compliance with the valuation policies and preparing the monthly valuation reports reviewed by the valuation committee. The Financial Controls Group’s other responsibilities include, but are not limited to the following: preparation and distribution of daily profit and loss

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

reports; overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and third party pricing feeds; performing back testing by comparing prices observed in executed transactions to previous day valuations and/or pricing service providers on a weekly and monthly basis; preparing due diligence report reviews on independent pricing services on an annual basis; and assisting the valuation committee in developing valuation policies.

The Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an independent assessment of the design and effectiveness of controls over the Company’s operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, the Internal Audit Group meets with management periodically to evaluate and provide guidance on the existing risk framework and control environment assessments.

Monthly procedures have been established for Level III investments to compare unobservable inputs to observable inputs for similar positions, review subsequent market activities, perform comparisons of actual versus projected cash flows, and discuss the valuation methodology, including pricing techniques when applicable, with investment professionals. Independent pricing services may be used to corroborate the Company’s internal valuations. Investment professionals and members of the Financial Controls Group review a daily profit and loss report, as well as other periodic reports that analyze the profit and loss and related asset class exposure of the funds’ investments.

Fair Value of Delayed Draw Term Loan

Management estimates that the fair value of the Delayed Draw Term Loan (as defined in Note 7) was approximately 91% of its carrying value as of December 31, 2012, based on an analysis of comparable issuers. This fair value measurement would be categorized as Level III within the fair value hierarchy.

5.	VARIABLE INTEREST ENTITIES

In the ordinary course of business, the Company sponsors the formation of VIEs. These VIEs generally consist of the following categories: funds, CLOs and joint ventures. The Company has not recorded any liabilities with respect to VIEs that are not consolidated.

Funds

Many of the Company’s funds are considered VIEs. The Company generally serves as the general partner or the investment manager with decision-making rights for these entities. Substantially all of the funds that are VIEs managed by the Company qualify for the deferral granted under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds. Accordingly, the Company’s determination of whether it is the primary beneficiary of a fund that is a VIE is generally based on identifying the variable interest holder that is exposed to the majority of the expected losses or receives a majority of the expected residual returns. Fund investors are entitled to substantially all of the economics of these VIEs with the exception of management fees and incentive income, if any, earned by the Company. Accordingly, the determination of whether the Company is the primary beneficiary of these entities is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The Company consolidates funds that are VIEs where either kick-out rights or liquidation rights were not granted to the investors in those funds, or these rights, if granted, were deemed not to be substantive. The following table presents the assets and liabilities of funds that are VIEs and consolidated by the Company:

	December 31,
	2012	2011
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$585,537	$313,345
Other assets of Och-Ziff funds	17,973	9,321

Total Assets	$603,510	$322,666

Liabilities
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	$65,449	$57,763
Other liabilities of Och-Ziff funds	1,993	909

Total Liabilities	$67,442	$58,672

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

The Company’s involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $27.7 billion and $25.6 billion as of December 31, 2012 and 2011, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from these entities. As of December 31, 2012 and 2011, the only assets arising from these variable interests related to income and fees receivable of $392.9 million and $45.6 million, respectively.

CLOs

During 2012, the Company sponsored the formation of CLOs, which were determined to be VIEs. CLOs are entities that issue collateralized loan instruments that offer investors the opportunity for returns that vary commensurate with the risk they assume. The loans issued by the CLOs are backed by asset portfolios consisting of loans or structured debt. The Company serves as collateral manager to the CLOs and receives collateral management fees for these services. The Company’s exposure to loss from these entities is limited to a decrease in the fees that may be earned in future periods from these entities. As of December 31, 2012, the only assets arising from the CLOs related to income and fees receivable of $1.6 million. Total gross assets held by these VIEs were $1.1 billion as of December 31, 2012.

The deferral granted in ASU 2010-10 does not apply to CLOs. Accordingly, the determination of whether the Company is the primary beneficiary that would consolidate a CLO is based on a qualitative assessment to determine whether the Company, as collateral manager, has (i) the power to direct the activities of the CLO that most significantly impact the entity’s economic performance, and (ii) has the obligations to absorb losses or the right to receive benefits from the entity that could potentially be significant.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The Company determined that it possesses the power to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance through its role in managing collateral and credit risk. However, the Company is not an investor in the CLOs, and it has determined that the collateral management fees it expects to receive would not be significant to the CLOs. The Company also has the potential to earn incentive income based on the performance the CLOs deliver to the subordinated note holders; however, due to the hurdle rates required to be exceeded before the Company is able to earn incentive income, and the size of the subordinated notes relative to the CLO, the Company has determined that any incentive income from CLOs would not be significant. The determination that the collateral management fees and potential incentive income earned from the CLOs would not be significant is based on a qualitative assessment of the nature of the fees and the CLO structures. A quantitative assessment was performed to support the conclusions, which included an analysis of the fees the Company would earn under various performance scenarios of the underlying collateral. The Company determined that under these scenarios, fees earned by the Company would not be significant to the CLOs. Accordingly, the Company currently does not consolidate any CLOs.

Joint Ventures

As of December 31, 2012, the Company holds a variable interest in a joint venture that is a VIE. During the third quarter of 2012, the Company consolidated a separate joint venture previously considered a VIE as a result of acquiring certain interests formerly held by the joint venture partner. The Company’s exposure to loss for joint ventures that are VIEs is limited to its investments in these entities, which totaled $4.7 million and $4.8 million as of December 31, 2012 and 2011, respectively, and are recorded within other assets in the Company’s consolidated balance sheets.

6.	OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31,
	2012	2011
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	21,579	20,325
Computer hardware and software	18,682	21,125
Furniture, fixtures and equipment	3,123	2,814
Accumulated depreciation and amortization	(45,139)	(40,272)

Fixed assets, net	20,845	26,592
Goodwill	22,691	22,691
Prepaid expenses	10,530	9,878
Refundable security deposits	5,765	5,165
Investments in joint ventures	4,654	4,848
Intangible assets, net	2,859	3,609
Investments in Och-Ziff funds	1,658	552
Current income tax receivable	1,288	3,467
Other	1,948	3,038

Total Other Assets, Net	$72,238	$79,840

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31,
	2012	2011
	(dollars in thousands)
Deferred income of consolidated Och-Ziff funds	$78,992	$26,735
Accrued expenses	20,910	12,009
Deferred rent credit	14,498	14,538
Current income taxes payable	3,331	2,720
Capital lease obligations	799	1,643
Other	999	865

Total Other Liabilities	$119,529	$58,510

7.	DEBT OBLIGATIONS

The following table presents the Company’s indebtedness outstanding as reported in its consolidated balance sheets:

	December 31,
	2012	2011
	(dollars in thousands)
Delayed Draw Term Loan	$388,043	$6,484
2007 Term Loan	—	366,519
Aircraft loan	—	10,682

Total Debt Obligations	$388,043	$383,685

The following table presents the Company’s scheduled principal repayments for its indebtedness outstanding as of December 31, 2012:

Principal Repayments
(dollars in thousands)
2013	$3,866
2014	3,827
2015	3,789
2016	376,561

Total Principal Repayments	$388,043

Delayed Draw Term Loan

In June 2012, the Company refinanced the indebtedness outstanding under the 2007 Term Loan, as well as the indebtedness outstanding under its aircraft loan. These refinancings were funded through a borrowing under a delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”). A $6.5 million borrowing under the facility was made in November 2011 to fund a portion of the 2007 Term Loan repurchased and

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

retired in connection with the 2011 Offering that was not funded by the net proceeds from the offering. An additional $384.5 million borrowing was made in June 2012 to refinance the remaining indebtedness outstanding under the 2007 Term Loan and the indebtedness outstanding under the aircraft loan.

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

The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the Delayed Draw Term Loan) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of December 31, 2012, the Company was in compliance with these covenants.

The Delayed Draw Term Loan includes provisions that restrict or limit the ability of the Och-Ziff Operating Group from:

•	Incurring additional indebtedness or issuing certain equity interests.

•	Creating liens.

•	Paying dividends in excess of free cash flow (as defined below) or making certain other payments.

•	Merging, consolidating, selling or otherwise disposing of all or part of its assets.

•	Engaging in certain transactions with shareholders or affiliates.

•	Engaging in a substantially different line of business.

•	Amending its organizational documents in a manner materially adverse to the lenders.

The Delayed Draw Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio of 4.0 to 1.0 and no default or event of default has occurred and is continuing. As of December 31, 2012, the Och-Ziff Operating Group had not incurred any unsecured indebtedness. The Company will not be permitted to make distributions from the Och-Ziff Operating Group if it is in default under the Delayed Draw Term Loan.

The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains (or losses) on investments and dividends and interest from investments. As of December 31, 2012, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Consolidated Funds Credit Facility

Certain funds consolidated by the Company have entered into a syndicated credit facility of $150.0 million. The facility will mature on the earlier of (i) April 1, 2014 and (ii) the date that is ninety days prior to the end of the investment period of the funds party to the agreement. The outstanding loans under the credit facility are secured by the unfunded capital commitments of one of the Company’s consolidated subsidiaries (as general partner) and the investors in those funds. The funds are jointly and severally liable for the indebtedness. For each borrowing under the amended credit facility, the funds have the option of borrowing at an interest rate equal to LIBOR plus 2.25%, or 1.25% plus the greater of (i) the prime rate and (ii) the federal funds rate plus 0.50%. For each letter of credit drawn under the new credit facility, the funds pay interest at a rate equal to 2.375%. In addition, the funds pay a minimum usage fee of 0.35% on the average daily amount of the unused portion of the credit facility.

Borrowings under the credit facility are recorded as liabilities by the investment subsidiaries of the funds using the facility. In accordance with GAAP, investment subsidiaries of the Company’s consolidated funds are generally not consolidated, but are carried at fair value within investments, at fair value in the Company’s consolidated balance sheets. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated balance sheets. As of December 31, 2012, there were $56.2 million in outstanding borrowings under the facility with an average interest rate of 2.97%, and $7.8 million in letters of credit drawn under the facility with an average interest rate of 2.375%. As of December 31, 2011, there were $34.7 million in outstanding borrowings under the facility with an average interest rate of 2.54%, and $4.3 million in letters of credit drawn under the facility with an average interest rate of 2.375%.

8.	PARTNER INCENTIVE PLAN

In August 2012, upon the recommendation and approval of the Compensation Committee of the Board, the Board approved The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan (the “PIP”) in order to further the retention of its executive managing directors as described in more detail below.

Transfer Restrictions

In August 2012, the Company’s executive managing directors approved new transfer restrictions that will generally limit their ability to transfer or exchange Och-Ziff Operating Group A Units. In 2013 and 2014, these transfer restrictions will allow each of the Company’s executive managing directors to exchange Och-Ziff Operating Group A Units representing up to 10% of their vested partnership interests in the Och-Ziff Operating Group per year (determined on a cumulative basis) and to sell any resulting Class A Shares with the approval of the Exchange Committee. In 2015, the Exchange Committee will determine in its sole discretion whether to allow any additional exchanges and sales by any of the Company’s executive managing directors for each year from 2015 through 2017, provided that such exchanges or sales will generally not exceed 10% of an executive managing director’s vested partnership interests in the Och-Ziff Operating Group per year (determined on a cumulative basis) for each year through 2017. Prior to the adoption of these modifications, from November 2012 the Company’s executive managing directors at the time of the IPO (“Pre-IPO Partners”) would have been entitled to exchange up to 75% of their vested Och-Ziff Operating Group A Units for Class A Shares (or cash at the Company’s option) and to sell the resultant Class A Shares.

Summary of the Partner Incentive Plan

In consideration of the Company’s executive managing directors agreeing to accept the transfer restrictions discussed above and reflective of the Pre-IPO Partners’ commitment to the Company, the Company established the PIP. Mr. Och will not participate in the PIP, but will continue to participate in the Company’s profits solely through distributions from his existing equity ownership stake.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Under the terms of the PIP, the participating Pre-IPO Partners (the “Eligible Pre-IPO Partners”) may be eligible to receive discretionary grants of annual performance awards (“Performance Awards”) over a five-year period commencing in 2013. Performance Awards may be satisfied in Och-Ziff Operating Group D Units (“Performance Unit Awards”) and may also be satisfied in cash (“Performance Cash Awards”). All Performance Awards will be conditionally granted subject to compliance with each Eligible Pre-IPO Partner’s non-compete obligations. Each Eligible Pre-IPO Partner’s Performance Unit Awards and the after-tax portion of his Performance Cash Awards in respect of two prior years will be subject to clawback pursuant to the terms of the PIP if he breaches the non-compete obligation.

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

Performance Unit Awards

The Eligible Pre-IPO Partners, collectively, may be granted an aggregate of up to 3,628,907 Och-Ziff Operating Group D Units per year. Any such awards of Och-Ziff Operating Group D Units will be made pursuant to the Och-Ziff Capital Management Group LLC Amended and Restated 2007 Equity Incentive Plan (the “2007 Equity Incentive Plan”) or a successor plan. The Performance Unit Awards will be conditionally vested when awarded, and subject to minimum retained ownership requirements and the transfer restrictions discussed above. In the aggregate, the Eligible Pre-IPO Partners collectively may receive up to 18,144,535 Och-Ziff Operating Group D Units over the five-year period if a determination is made each year to award the maximum number of Performance Unit Awards to all of the Eligible Pre-IPO Partners.

Performance Cash Awards

The Eligible Pre-IPO Partners, collectively, may also be eligible to receive discretionary annual Performance Cash Awards if the Company earns incentive income in the relevant year. The maximum aggregate amount of Performance Cash Awards for each year will be capped at 10% of the Company’s incentive income earned during that year, up to a maximum of $52.4 million. The Eligible Pre-IPO Partners, collectively, may receive Performance Cash Awards in a maximum aggregate amount of $262.0 million over the five-year period if the Company earns enough incentive income each year and if a determination is made each year to award the maximum amount of Performance Cash Awards to all of the Eligible Pre-IPO Partners.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

9.	REORGANIZATION EXPENSES AND EQUITY-BASED COMPENSATION EXPENSES

Reorganization Expenses

The reclassification of the executive managing directors’ and the Ziffs’ pre-IPO interests in the Och-Ziff Operating Group as Och-Ziff Operating Group A Units at the time of the Reorganization was accounted for as share-based payments. The Och-Ziff Operating Group A Units granted to the Ziffs and the units sold by the executive managing directors in the 2007 Offerings were not subject to any substantive service or performance requirements; therefore, the fair value related to those units was recognized as a one-time charge at the time of the 2007 Offerings. The fair value of the Och-Ziff Operating Group A Units held by the executive managing directors after the 2007 Offerings, less a 5% discount for transfer restrictions that remain in place after vesting, or $30.40 per Och-Ziff Operating Group A Unit, was amortized on a straight-line basis over the requisite five-year service period following the 2007 Offerings. Any units that were subsequently reallocated among the executive managing directors as a result of forfeiture were accounted for as a new grant at the time of reallocation. Substantially all of the reallocated units vested over the remaining five-year period beginning on the date of the 2007 Offerings, with a small number of reallocated units vesting through 2015. Amortization related to Och-Ziff Operating Group A Units granted in connection with the Reorganization that are forfeited and subsequently reallocated to the remaining executive managing directors is also included within Reorganization expenses.

The table below presents the activity related to unvested Och-Ziff Operating Group A Units granted in connection with the Reorganization that are being amortized through Reorganization expenses for the year ended December 31, 2012:

	Unvested Och-Ziff Operating Group A Units	Weighted-Average Grant-Date Fair Value

Beginning of Year	56,030,653	$29.33
Vested	(54,400,929)	29.31

End of Year	1,629,724	$29.60

The weighted-average grant-date fair value of Och-Ziff Operating Group A Units granted in connection with the Reorganization was $10.06 and $21.66 for the years ended December 31, 2011 and 2010, respectively. There were no Och-Ziff Operating Group A Units granted in 2012 that are being amortized through Reorganization expenses. As of December 31, 2012, the total unrecognized Reorganization expenses related to unvested Och-Ziff Operating Group A Units granted in connection with the Reorganization totaled $46.2 million with a weighted-average amortization period of 2.9 years.

Equity-Based Compensation Expenses

The Company grants equity-based compensation in the form of RSUs, Och-Ziff Operating Group A Units and Class A Shares to its executive managing directors, employees and the independent members of the Board under the terms of the 2007 Equity Incentive Plan. The following table presents information regarding the impact of these grants on the Company’s consolidated statements of comprehensive loss:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Expense recorded within compensation and benefits	$86,006	$128,916	$128,737
Corresponding tax benefit	$5,639	$9,503	$11,724

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Restricted Share Units (RSUs)

An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of the requisite service period. The Company recognizes compensation expense for RSUs equal to the market value of the Company’s Class A Shares at the date of grant, adjusted for forfeiture assumptions.

All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on the Company’s Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. As a result, dividend equivalents declared on RSUs are recorded similar to a stock dividend, resulting in (i) increases in the Company’s accumulated deficit and the accumulated deficit component of noncontrolling interests on the same pro rata basis as earnings of the Och-Ziff Operating Group are allocated and (ii) increases in the Company’s paid-in capital and the paid-in capital component of noncontrolling interests on the same pro rata basis. No compensation expense is recognized related to these dividend equivalents. Delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs, and therefore a forfeiture provision has been included in the accrual of such dividend equivalents.

The following table presents information related to the settlement of RSUs:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$33,702	$62,099	$68,536
Fair value of RSUs withheld to satisfy tax withholding obligations	$10,907	$22,906	$28,760
Number of RSUs withheld to satisfy tax withholding obligations	1,173,231	2,150,330	1,940,941

The following table presents activity related to the Company’s unvested RSUs for the year ended December 31, 2012:

	Unvested RSUs	Weighted-Average Grant-Date Fair Value
Beginning of Year	5,746,442	$15.30
Granted	5,186,525	9.62
Vested	(5,524,899)	14.18
Canceled or forfeited	(438,910)	11.91

End of Year	4,969,158	$10.91

The weighted-average grant-date fair value of RSUs granted was $9.62, $13.36 and $14.61 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, total unrecognized compensation expense related to RSUs was approximately $46.3 million with a weighted-average amortization period of 1.8 years.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Och-Ziff Operating Group A Units Granted Subsequent to the 2007 Offerings

The Company recognizes compensation expense for Och-Ziff Operating Group A Units equal to the market value of the Company’s Class A Shares at the date of grant, less a 5% discount for transfer restrictions that remain in place after vesting. The table below presents the activity related to unvested Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings that are being amortized through compensation and benefits for the year ended December 31, 2012:

	Unvested Och-Ziff Operating Group A Units	Weighted-Average Grant-Date Fair Value
Beginning of Year	2,264,191	$12.01
Granted	7,600,386	8.30
Vested	(3,044,265)	9.49

End of Year	6,820,312	$8.98

The weighted-average grant-date fair value of Och-Ziff Operating Group A Units granted subsequent to the 2007 Offerings was $8.30 and $12.05 for the years ended December 31, 2012 and 2011, respectively. There were no Och-Ziff Operating Group A Units granted in 2010 that are being amortized through compensation and benefits. As of December 31, 2012, the total unrecognized compensation expenses related to these units totaled $58.6 million with a weighted-average amortization period of 3.5 years.

In connection with the grant of Och-Ziff Operating Group A Units to executive managing directors as detailed in the table above, the Company also issued an equal number of Class B Shares to those executive managing directors.

10.	GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive loss:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Professional services	$30,404	$20,236	$21,173
Occupancy and equipment	28,286	27,583	28,281
Information processing and communications	19,074	16,620	14,093
Business development	9,325	7,879	7,685
Insurance	7,677	7,222	7,740
Other expenses	35,535	27,345	16,394

	130,301	106,885	95,366
Changes in tax receivable agreement liability	(13,421)	(21,768)	(1,368)

Total General, Administrative and Other	$116,880	$85,117	$93,998

The Company recorded depreciation and amortization expenses related to its fixed assets, including capital lease assets, of $9.4 million, $9.7 million and $9.1 million within general, administrative and other in the consolidated statements of comprehensive loss for the years ended December 31, 2012, 2011 and 2010, respectively.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

11.	INCOME TAXES

The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level income taxes in the United States and in foreign jurisdictions.

The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Current:
Federal income taxes	$—	$—	$(6,395)
State and local income taxes	7,947	8,964	16,586
Foreign income taxes	6,711	4,422	11,072

	14,658	13,386	21,263

Deferred:
Federal income taxes	42,684	22,783	23,011
State and local income taxes	21,692	24,032	(4,959)
Foreign income taxes	51	(620)	1,763

	64,427	46,195	19,815

Total Provision for Income Taxes	$79,085	$59,581	$41,078

Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the GAAP bases and tax bases of the Company’s assets and liabilities. The following table presents the Company’s deferred income tax assets and liabilities before the impact of offsetting deferred income tax assets and liabilities within the same legal entity and tax jurisdiction:

	December 31,
	2012	2011
	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$852,029	$898,916
Net operating loss	58,657	58,196
Tax credit carryforwards	18,508	13,821
Employee compensation	1,283	1,465
Other	831	948

	931,308	973,346
Valuation allowance	(7,699)	(5,816)

Total Deferred Income Tax Assets	$923,609	$967,530

Deferred Income Tax Liabilities:
Depreciation	$(212)	$(424)
Investment in partnerships	(2,791)	(1,586)

Total Deferred Income Tax Liabilities	$(3,003)	$(2,010)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The majority of the Company’s deferred income tax assets relate to tax goodwill in the United States that arose in connection with the 2007 Offerings, as well as subsequent exchanges of Och-Ziff Operating Group A Units for Class A Shares. These deferred income tax assets are derived from goodwill recognized for tax purposes that is expected to be subsequently amortized and result in future taxable deductions and cash savings to the Company. The Company entered into a tax receivable agreement to pay a portion of these tax savings to the Company’s executive managing directors and the Ziffs. See Note 14 for additional information.

For the years ended December 31, 2012 and 2011, the Company recorded a valuation allowance of $7.7 million and $5.8 million, respectively, pertaining to state and local income tax credit carryforwards based on management’s assessment of the factors impacting the ability to realize these deferred income tax assets within the limited carryforward period available.

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2012	2011	2010
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to partners	-19.05%	-26.17%	-27.03%
Reorganization expenses	-17.88%	-6.27%	-6.74%
Income not subject to entity level tax	-5.25%	-4.59%	-3.01%
State and local income taxes	-4.91%	-2.15%	-0.85%
Foreign income taxes	-0.72%	-0.15%	-0.74%
Other, net	-1.70%	0.11%	-0.18%

Effective Income Tax Rate	-14.51%	-4.22%	-3.55%

As of December 31, 2012, the Company had foreign income tax credit carryforwards of approximately $10.8 million that will expire between 2017 and 2022, and state and local income tax credits of $7.7 million that will expire between 2014 and 2019. As of December 31, 2012, the Company had $136.7 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032. Additionally, as of December 31, 2012, the Company had $164.0 million of net operating losses available to offset future taxable income for state and $153.9 million for local income tax purposes that will expire between 2028 and 2032.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2009.

As of and for the three years ended December 31, 2012, the Company was not required to establish a liability for uncertain tax positions.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

12.	NET LOSS PER CLASS A SHARE

Basic net loss per Class A Share is computed by dividing the net loss allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the years ended December 31, 2012, 2011 and 2010, the Company included RSUs of 1,014,166, 763,229 and 598,327, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted net loss per Class A Share.

The following tables present the computation of basic and diluted net loss per Class A Share:

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Year Ended December 31, 2012
Basic	$(315,826)	142,970,660	$(2.21)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		300,231,866
RSUs	—	—		4,969,158

Diluted	$(315,826)	142,970,660	$(2.21)

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Year Ended December 31, 2011
Basic	$(418,990)	102,848,812	$(4.07)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		297,297,974
RSUs	—	—		5,746,442

Diluted	$(418,990)	102,848,812	$(4.07)

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Year Ended December 31, 2010
Basic	$(294,413)	87,910,977	$(3.35)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		300,789,883
RSUs	—	—		13,131,105

Diluted	$(294,413)	87,910,977	$(3.35)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

13.	RELATED PARTY TRANSACTIONS

Due to Related Parties

Amounts due to related parties relate to future payments owed to the Company’s executive managing directors and the Ziffs under the tax receivable agreement. As further discussed in Note 14, the Company entered into an agreement with the executive managing directors and the Ziffs, whereby the Company would pay them a portion of any tax savings resulting from the purchase of Och-Ziff Operating Group A Units at the time of the 2007 Offerings or as a result of any subsequent exchanges of their interests for Class A Shares. The Company made payments under the tax receivable agreement to its executive managing directors and the Ziffs of $20.4 million, $14.5 million and $15.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, for tax savings realized, including interest thereon.

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

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$25,997	$24,557	$21,130
Incentive income	$37,415	$7,947	$35,255
Fees waived on investments held by related parties:
Management fees	$13,100	$13,574	$12,733
Incentive income	$16,743	$1,287	$15,741

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the years ended December 31, 2012, 2011 and 2010, the Company charged Mr. Och $375 thousand, $839 thousand and $487 thousand, respectively, based on market rates for his personal use of the aircraft.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Och-Ziff Operating Group. As a result, the Company now expects to pay to the remaining executive managing directors and the Ziffs approximately 77% (from 85% at the time of the 2007 Offerings) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that the Company actually realizes as a result of the increases in tax basis.

In connection with the contributions by former executive managing directors in 2011 and 2010, the company recorded the following:

	Year Ended December 31,
	2011	2010
	(dollars in thousands)
Decrease in amounts payable under tax receivable agreement	$4,601	$17,393
Decrease in deferred income tax assets related to income tax expense expected to be incurred as a result of the payments to the Och-Ziff Operating Group	$398	$1,295
Increase in paid-in capital	$723	$2,380
Increase in noncontrolling interests	$3,480	$13,718

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

DECEMBER 31, 2012

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

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
2013	$39,936
2014	42,794
2015	45,168
2016	48,017
2017	51,783
Thereafter	514,075

Total Payments	$741,773

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York expiring in 2018 and various other operating leases for its offices in London, Hong Kong, Beijing and Mumbai expiring on various dates through 2024. The Company also has operating leases for other locations, as well as operating and capital leases on computer hardware. Certain operating leases allow for rent holiday periods. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account these rent holiday periods.

The table below presents total future minimum lease payments for operating and capital leases and the present value of future minimum lease payments for capital leases (included within other liabilities in the consolidated balance sheets) as of December 31, 2012.

	Operating Leases	Capital Leases
	(dollars in thousands)
2013	$19,195	$797
2014	20,097	22
2015	20,686	—
2016	20,529	—
2017	20,529	—
Thereafter	40,098	—

Total Future Minimum Lease Payments	$141,134	819

Less: Imputed interest on capital leases		(20)

Present Value of Total Future Minimum Lease Payments		$799

For the years ended December 31, 2012, 2011 and 2010, the Company recorded rent expense on a straight-line basis of $17.7 million, $17.2 million, and $18.1 million, respectively, within general, administrative and other expenses in the consolidated statements of comprehensive loss.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The Och-Ziff Funds segment is currently the Company’s only reportable segment and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The Och-Ziff Funds segment provides asset management services to the Company’s multi-strategy funds, credit funds, CLOs and other alternative investment vehicles.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

•

Changes in the tax receivable agreement liability, net gains on early retirement of debt and net gains (losses) on investments in Och-Ziff funds, as management does not consider these to be reflective of operating performance.

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

Och-Ziff Funds Segment Results

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$1,080,743	$538,305	$870,458
Economic Income	$695,191	$272,936	$580,896

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Economic Income Revenues—Och-Ziff Funds segment	$1,080,743	$538,305	$870,458
Adjustment to management fees(1)	15,953	14,665	9,059
Adjustment to incentive income(2)	(4,707)	—	—
Other Operations revenues	10,724	15,171	6,501
Income of consolidated Och-Ziff funds	108,684	48,283	38,485

Total Consolidated Revenues	$1,211,397	$616,424	$924,503

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.
(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

Reconciliation of Och-Ziff Funds Economic Income to Net Loss Allocated to Class A Shareholders

	Year Ended December 31,
	2012	2011	2011
	(dollars in thousands)
Economic Income—Och-Ziff Funds segment	$695,191	$272,936	$580,896
Reorganization expenses	(1,396,882)	(1,614,363)	(1,626,988)
Net Loss Allocated to the Och-Ziff Operating Group A Units	556,500	1,088,514	950,209
Equity-based compensation	(86,006)	(128,916)	(128,737)
Income taxes	(79,085)	(59,581)	(41,078)
Change in tax receivable agreement liability	13,421	21,768	1,368
Depreciation and amortization	(9,362)	(9,676)	(9,078)
Allocations to Och-Ziff Operating Group D Units	(9,296)	(2,433)	(5,718)
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	—	(600)	(1,500)
Other Operations	(1,077)	836	(14,138)
Net gains on early retirement of debt	—	12,494	—
Other adjustments	770	31	351

Net Loss Allocated to Class A Shareholders	$(315,826)	$(418,990)	$(294,413)

16.	SUBSEQUENT EVENTS

On February 7, 2013, the Company announced a cash dividend of $0.75 per Class A Share. The dividend is payable on February 26, 2013 to holders of record as of the close of business on February 19, 2013.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS—UNAUDITED

The following tables present the Company’s unaudited quarterly results for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	First	Second	Third	Fourth
	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$140,924	$178,422	$167,973	$724,078
Total expenses	471,589	476,140	478,140	493,548
Total other income	61,134	1,427	40,153	60,385
Income taxes	14,404	12,491	19,127	33,063

Consolidated Net Loss	$(283,935)	$(308,782)	$(289,141)	$257,852

Allocation of Consolidated Net Loss
Class A Shareholders	$(122,744)	$(116,242)	$(127,509)	$50,669
Noncontrolling interests	(161,191)	(192,540)	(161,632)	207,183

	$(283,935)	$(308,782)	$(289,141)	$257,852

Net Loss Per Class A Shares
Basic	$(0.87)	$(0.82)	$(0.89)	$0.35
Diluted	$(0.87)	$(0.82)	$(0.89)	$0.34
Weighted-Average Class A Shares Outstanding
Basic	140,894,185	141,722,881	143,477,776	145,751,664
Diluted	140,894,185	141,722,881	143,477,776	445,740,036

	Year Ended December 31, 2011
	First	Second	Third	Fourth
	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$138,408	$147,285	$149,405	$181,326
Total expenses	493,663	492,197	477,166	577,287
Total other income (loss)	6,137	2,299	(14,219)	18,448
Income taxes	8,626	9,413	24,317	17,225

Consolidated Net Loss	$(357,744)	$(352,026)	$(366,297)	$(394,738)

Allocation of Consolidated Net Loss
Class A Shareholders	$(95,464)	$(93,362)	$(93,124)	$(137,040)
Noncontrolling interests	(262,280)	(258,664)	(273,173)	(257,698)

	$(357,744)	$(352,026)	$(366,297)	$(394,738)

Net Loss Per Class A Shares
Basic	$(0.99)	$(0.96)	$(0.93)	$(1.17)
Diluted	$(0.99)	$(0.96)	$(0.96)	$(1.17)
Weighted-Average Class A Shares Outstanding
Basic	96,812,723	97,705,327	99,673,186	117,016,886
Diluted	96,812,723	97,705,327	399,566,891	117,016,886

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

SUPPLEMENTAL FINANCIAL INFORMATION

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