Form 10-Q
period 2013-03-31
Och-Ziff Capital Management Group LLC
filed 2013-05-02
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 15, 2013, there were 149,927,143 Class A Shares and 287,260,442 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

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

References to our “IPO” refer to our initial public offering of 36.0 million Class A Shares that occurred in November 2007. References to the “2007 Offerings” refer collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned subsidiary of Dubai International Capital LLC, which we refer to as “DIC.” References to the “2011 Offering” refer to our public offering of 33.3 million Class A Shares in November 2011. References to the “Reorganization” refer to the reorganization of our business prior to the 2007 Offerings.

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

No statements herein, available on our website or in any of the materials we file with the Securities and Exchange Commission, which we refer to as the “SEC,” constitute, or should be viewed as constituting, an offer of any Och-Ziff fund.

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

If one or more of these or other risks or uncertainties materialize, or if our assumptions or estimates prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors are not and should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risks that are included in our filings with the SEC, including but not limited to our annual report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013, which we refer to as our “Annual Report.”

There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. The forward-looking statements contained in this quarterly report are made only as of the date of this report. We do not undertake to update any forward-looking statement because of new information, future developments or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Assets
Cash and cash equivalents	$225,072	$162,485
Income and fees receivable	113,145	593,504
Due from related parties	1,501	3,147
Deferred income tax assets	910,839	920,877
Other assets, net	69,632	72,238
Assets of consolidated Och-Ziff funds:
Investments, at fair value	1,752,472	1,744,626
Other assets of Och-Ziff funds	89,551	38,188

Total Assets	$3,162,212	$3,535,065

Liabilities and Shareholders’ Equity
Liabilities
Due to related parties	$749,199	$741,773
Debt obligations	387,073	388,043
Compensation payable	6,428	210,055
Other liabilities	137,516	119,529
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	280,659	223,543
Other liabilities of Och-Ziff funds	8,410	3,538

Total Liabilities	1,569,285	1,686,481

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 149,927,143 and 147,689,919 shares issued and outstanding as of March 31, 2013, and December 31, 2012, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 285,136,394 and 281,886,394 shares issued and outstanding as of March 31, 2013, and December 31, 2012, respectively	—	—
Paid-in capital	2,913,346	2,900,109
Accumulated deficit	(3,239,073)	(3,150,644)

Shareholders’ deficit attributable to Class A Shareholders	(325,727)	(250,535)
Shareholders’ equity attributable to noncontrolling interests	1,918,654	2,099,119

Total Shareholders’ Equity	1,592,927	1,848,584

Total Liabilities and Shareholders’ Equity	$3,162,212	$3,535,065

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Revenues
Management fees	$130,410	$122,082
Incentive income	100,160	1,221
Other revenues	961	364
Income of consolidated Och-Ziff funds	38,839	17,257

Total Revenues	270,370	140,924

Expenses
Compensation and benefits	51,415	40,870
Reorganization expenses	4,021	398,416
Interest expense	1,730	1,243
General, administrative and other	37,882	28,948
Expenses of consolidated Och-Ziff funds	3,915	2,112

Total Expenses	98,963	471,589

Other Income
Net gains on investments in Och-Ziff funds and joint ventures	305	94
Change in deferred income of consolidated Och-Ziff funds	(20,658)	(15,372)
Net gains of consolidated Och-Ziff funds	103,126	76,412

Total Other Income	82,773	61,134

Income (Loss) Before Income Taxes	254,180	(269,531)
Income taxes	22,392	14,404

Consolidated Net Income (Loss)	231,788	(283,935)

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustment	—	37

Total Comprehensive Income (Loss)	$231,788	$(283,898)

Allocation of Consolidated Net Income (Loss)
Class A Shareholders	$26,069	$(122,744)
Noncontrolling interests	205,719	(161,191)

	$231,788	$(283,935)

Allocation of Total Comprehensive Income (Loss)
Class A Shareholders	$26,069	$(122,732)
Noncontrolling interests	205,719	(161,166)

	$231,788	$(283,898)

Earnings (Loss) Per Class A Share
Basic	$0.17	$(0.87)
Diluted	$0.17	$(0.87)

Weighted-Average Class A Shares Outstanding
Basic	150,646,754	140,894,185
Diluted	151,625,895	140,894,185

Dividends Paid per Class A Share	$0.75	$0.04

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
			(dollars in thousands)
As of December 31, 2012	147,689,919	281,886,394	$2,900,109	$(3,150,644)	$(250,535)	$2,099,119	$1,848,584
Capital contributions	—	—	—	—	—	123,491	123,491
Capital distributions	—	—	—	—	—	(527,395)	(527,395)
Cash dividends declared on Class A Shares	—	—	—	(110,918)	(110,918)	—	(110,918)

Dividend equivalents on Class A restricted share units	—	—	3,580	(3,580)	—	— (1)	—
Equity-based compensation	237,224	3,250,000	6,409	—	6,409	15,641	22,050
Och-Ziff Operating Group A Unit Transactions (See Note 3)	2,000,000	—	1,913	—	1,913	(607)	1,306
Impact of amortization of Reorganization charges on capital	—	—	1,335	—	1,335	2,686	4,021
Total comprehensive income	—	—	—	26,069	26,069	205,719	231,788

As of March 31, 2013	149,927,143	285,136,394	$2,913,346	$(3,239,073)	$(325,727)	$1,918,654	$1,592,927

(1)	The dividend equivalents on Class A restricted share units impacted noncontrolling interests by increasing the paid-in capital component and a corresponding offsetting increase in the accumulated deficit component of noncontrolling interests, each by $7.2 million.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income (loss)	$231,788	$(283,935)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Reorganization expenses	4,021	398,416
Amortization of equity-based compensation	22,718	17,808
Depreciation and amortization	2,320	2,358
Deferred income taxes	18,602	11,224
Operating cash flows due to changes in:
Income and fees receivable	480,359	57,601
Due from related parties	1,646	1,030
Other assets, net	1,843	2,808
Assets of consolidated Och-Ziff funds	(59,209)	(170,954)
Due to related parties	27	(75)
Compensation payable	(203,627)	(103,726)
Other liabilities	18,773	13,249
Liabilities of consolidated Och-Ziff funds	61,988	22,303

Net Cash Provided by (Used in) Operating Activities	581,249	(31,893)

Cash Flows from Investing Activities
Investments in joint ventures	(1,169)	(1,563)
Return of investments in joint ventures	—	1,324
Purchases of fixed assets	(802)	(312)

Net Cash Used in Investing Activities	(1,971)	(551)

Cash Flows from Financing Activities
Contributions from noncontrolling interests	123,491	79,285
Distributions to noncontrolling interests	(527,395)	(36,607)
Repayments of debt obligations	(970)	(1,892)
Dividends on Class A Shares	(110,918)	(5,592)
Withholding taxes paid on vested Class A restricted share units	(681)	(1,887)
Principal payments under capital lease obligations	(218)	(207)

Net Cash Provided by (Used in) Financing Activities	(516,691)	33,100

Net Change in Cash and Cash Equivalents	62,587	656
Cash and Cash Equivalents, Beginning of Period	162,485	149,011

Cash and Cash Equivalents, End of Period	$225,072	$149,667

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$1,609	$1,085
Income taxes	$1,905	$3,089

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2013

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

Basis of Presentation

These unaudited, interim, consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, primarily because of the majority of incentive income and discretionary cash bonuses being recorded in the fourth quarter each year. All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11, as clarified by ASC 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, requires entities to disclose both gross and net information about derivative instruments, repurchase and reverse-repurchase agreements, and securities borrowing and lending transactions that are either (i) offset in the balance sheet, or (ii) subject to an enforceable master netting arrangement or similar arrangement, irrespective of whether they are offset in the balance sheet. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The requirements of ASU 2011-11 were effective for the Company beginning in the first quarter of 2013. The adoption of ASU 2011-11 did not have any impact on the Company’s financial position or results of operations, as ASU 2011-11 only affects disclosures about offsetting. No changes were made to the existing guidance on the offsetting of assets and liabilities in the Company’s balance sheet.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2013

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income only if the amount is required to be reclassified to net income in its entirety within the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required that provide additional detail about those amounts. The requirements of ASU 2013-02 were effective for the Company beginning in the first quarter of 2013. The adoption of ASU 2013-02 did not have any impact on the Company’s financial position or results of operations.

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

The following table presents the components of the net income (loss) allocated to noncontrolling interests:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Och-Ziff Operating Group A Units	$92,082	$(236,408)
Consolidated Och-Ziff funds	113,030	74,803
Other	607	414

	$205,719	$(161,191)

Och-Ziff Operating Group Ownership

On November 19, 2007, the Company completed its initial public offering (“IPO”) of 36,000,000 Class A Shares and a private offering of 38,138,571 Class A Shares to DIC Sahir, a wholly owned subsidiary of Dubai International Capital LLC (collectively, the “2007 Offerings”). The Company used the net proceeds from the 2007 Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the Company’s executive managing directors and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the 2007 Offerings. The Company’s interest in the Och-Ziff Operating Group increased to 33.2% as of March 31, 2013.

Increases in the Company’s interest in the Och-Ziff Operating Group were driven by the issuance of Class A Shares in a public offering of 33,333,333 Class A Shares in November 2011 (the “2011 Offering”). Additionally, the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares (“Och-Ziff Operating Group A Unit Transactions”) and the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”), primarily related to the vesting of Class A restricted share units (“RSUs”), also increased the Company’s interest in the Och-Ziff Operating Group. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and vesting of RSUs. These increases would be offset upon the conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.

4.	FAIR VALUE AND BALANCE SHEET OFFSETTING DISCLOSURES

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

MARCH 31, 2013

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2013

Fair Value Measurements Categorized within the Fair Value Hierarchy

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy:

	As of March 31, 2013
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$650,165	$—	$650,165
Residential mortgage-backed securities	—	—	293,503	—	293,503
Collateralized debt obligations	—	—	262,492	—	262,492
Commercial real estate debt	—	—	150,901	—	150,901
Energy and natural resources limited partnerships	—	—	111,626	—	111,626
Investments in affiliated funds	—	—	76,814	—	76,814
United States government obligations	90,335	—	—	—	90,335
Common and preferred stock	—	—	43,342	—	43,342
Commercial mortgage-backed securities	—	—	42,184	—	42,184
Bank debt	—	—	19,294	—	19,294
Asset-backed securities	—	—	10,800	—	10,800
Other investments	146	94	939	(163)	1,016

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$90,481	$94	$1,662,060	$(163)	$1,752,472

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$1,025	$199	$2,262	$(163)	$3,323

	As of December 31, 2012
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$615,634	$—	$615,634
Collateralized debt obligations	—	—	265,722	—	265,722
Residential mortgage-backed securities	103	—	260,410	—	260,513
Energy and natural resources limited partnerships	—	—	167,467	—	167,467
Commercial real estate debt	—	—	151,275	—	151,275
Investments in affiliated funds	—	—	88,298	—	88,298
Commercial mortgage-backed securities	—	—	41,961	—	41,961
United States government obligations	72,955	—	—	—	72,955
Common and preferred stock	—	—	47,002	—	47,002
Bank debt	—	—	21,255	—	21,255
Asset-backed securities	—	—	12,234	—	12,234
Other investments	457	70	183	(400)	310

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$73,515	$70	$1,671,441	$(400)	$1,744,626

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$374	$48	$1,087	$(400)	$1,109

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2013

The Company assumes that any transfers between Level I, Level II or Level III during the period occur at the beginning of the period. For the three months ended March 31, 2013 and 2012, there were no transfers between Level I, Level II or Level III assets or liabilities.

Reconciliation of Fair Value Measurements Categorized within Level III

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended March 31, 2013:

	Balance as of December 31, 2012	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of March 31, 2013
	(dollars in thousands)
Real estate investments	$615,634	$80,659	$(112,872)	$—	$66,744	$650,165
Residential mortgage-backed securities	260,410	83,901	(60,705)	—	9,897	293,503
Collateralized debt obligations	265,722	24,363	(49,287)	—	21,694	262,492
Commercial real estate debt	151,275	12,112	(13,868)	—	1,382	150,901
Energy and natural resources limited partnerships	167,467	5,727	(53,269)	—	(8,299)	111,626
Investments in affiliated funds	88,298	40,581	(61,203)	—	9,138	76,814
Common and preferred stock	47,002	—	(4,819)	—	1,159	43,342
Commercial mortgage-backed securities	41,961	9,517	(10,888)	—	1,594	42,184
Bank debt	21,255	2,199	(4,618)	—	458	19,294
Asset-backed securities	12,234	—	(1,359)	—	(75)	10,800
Other investments (including derivatives, net)	(904)	—	—	(3,765)	3,346	(1,323)

Total, at Fair Value	$1,670,354	$259,059	$(372,888)	$(3,765)	$107,038	$1,659,798

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended March 31, 2012:

	Balance as of December 31, 2011	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of March 31, 2012
	(dollars in thousands)
Real estate investments	$308,019	$21,168	$(6,133)	$—	$14,755	$337,809
Residential mortgage-backed securities	147,426	69,962	(79,687)	—	13,814	151,515
Collateralized debt obligations	44,060	52,582	(4,584)	—	7,925	99,983
Energy and natural resources limited partnerships	100,827	1,105	(3,777)	—	36,868	135,023
Commercial real estate debt	82,439	5,492	(1,130)	—	1,624	88,425
Investments in affiliated funds	—	30,185	—	—	1,754	31,939
Commercial mortgage-backed securities	27,256	11,240	(3,704)	—	1,636	36,428
Other investments (including derivatives, net)	2,885	—	—	271	(311)	2,845

Total, at Fair Value	$712,912	$191,734	$(99,015)	$271	$78,065	$883,967

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2013

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Real estate investments	$57,336	$13,857
Residential mortgage-backed securities	2,298	7,590
Collateralized debt obligations	7,909	7,114
Commercial real estate debt	1,000	1,514
Energy and natural resources limited partnerships	(8,299)	35,841
Investments in affiliated funds	2,252	1,906
Common and preferred stock	850	—
Commercial mortgage-backed securities	(1,375)	1,618
Bank debt	564	—
Asset-backed securities	(91)	—
Other investments (including derivatives, net)	640	(210)

Total	$63,084	$69,230

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

The significant unobservable inputs used in the fair value measurement of the Company’s real estate investments are discount rates, cash flow growth rates, capitalization rates, the price per square foot, the absorption percentage per year and exit multiples. Significant increases (decreases) in the discount rates and capitalization rates in isolation would be expected to result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the cash flow growth rates, the price per square foot, the absorption percentage per year and exit multiples in isolation would be expected to result in a significantly higher (lower) fair value measurement.

Collateralized Debt Obligations; Residential and Commercial Mortgage-Backed Securities; Commercial Real Estate Debt; Common and Preferred Stock; Asset-Backed Securities; Bank Debt

The fair value of investments in collateralized debt obligations, residential and commercial mortgage-backed securities, commercial real estate debt, common and preferred stock, asset-backed securities and bank debt that do not have readily ascertainable fair values is generally determined using broker quotes or is based on invested capital. To the extent broker quotes are not available or deemed unreliable, the methods and procedures to value these investments may include, but are not limited to: using independent pricing services; performing comparisons with prices of comparable or similar securities; obtaining valuation-related information from the issuers; calculating the present value of future cash flows; assessing other analytical data and information relating to these investments that is an indication of their value; obtaining information provided by third parties; reviewing the amounts invested in these investments; and evaluating financial information provided by the management of these investments. Market data is used to the extent that it is observable and considered reliable.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2013

Energy and Natural Resources Limited Partnerships

The fair value of energy and natural resources limited partnerships are generally determined using discounted cash flows when assets are producing oil or gas, or when it is reasonably certain that an asset will be capable of producing oil or gas. Acreage with proven undeveloped, probable or possible reserves are valued using prevailing prices of comparable properties, and may include adjustments for other assets or liabilities such as seismic data, equipment, and cash held by the investee. Certain natural resource assets may be valued based on recent financings or based on the fair value of certain underlying publicly traded securities held by an investee, adjusted for lack of marketability. Additionally, the fair value for certain energy and natural resources limited partnership investments is based on the net asset value of the underlying fund, adjusted for an illiquidity discount.

The significant unobservable inputs used in the fair value measurement of the Company’s energy and natural resources limited partnerships are energy differentials, discount rates, price of natural gas per thousand cubic feet and price of oil per barrel. Significant increases (decreases) in the discount to energy differentials, discount rates and illiquidity discount in isolation would be expected to result in a lower (higher) fair value measurement. Significant increases (decreases) in the price of natural gas per thousand cubic feet and price of oil per barrel in isolation would be expected to result in a significantly higher (lower) fair value measurement.

Investments in Affiliated Funds

The fair value of investments in affiliated funds relates to consolidated feeder funds’ investments into their related master funds. The Company is not an investor of these feeder funds or master funds. The fair value of these investments is based on the consolidated feeder funds’ proportionate share of the respective master funds’ net asset value. These master funds invest primarily in credit-related strategies.

Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds. Level III investments not presented in the table below generally do not have any unobservable inputs to disclose, as they are valued primarily using broker quotes, invested capital for recent transactions or net asset value for investments in affiliated funds. These assets and liabilities belong to the investors in the consolidated funds and the Company has a minimal, if any, investment in such funds.

Type of Investment	Fair Value at March 31, 2013 (in thousands)	Valuation Technique	Unobservable Input	Range
Real estate investments	$647,214	Discounted cash flow	Discount rate	9.5% - 35%
			Cash flow growth rate	-19.8% - + 25.0%
			Capitalization rate	6.5% - 10%
			Price per square foot	$52 - $750
			Absorption rate per year	1% - 40%
			Exit multiple	8.8x
Energy and natural resources limited partnerships	$64,958	Net asset value	Illiquidity discount	20%
	$6,916	Discounted cash flow	Energy differentials	10%
			Discount rate	15%
			Price of natural gas per thousand cubic feet	$4.82
			Price of oil per barrel	$80.00
Common and preferred stock	$10,151	Discounted cash flow	Discount rate	22%
			Exit multiple	5x

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2013

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

The Valuation Committee is responsible for developing valuation policies to help ensure that all of the funds’ investments reflect fair values, as well as providing oversight of the valuation process. These valuation policies and procedures include, but are not limited to the following: determining the pricing sources used to value specific investment classes; the selection of independent pricing services; the periodic review of due diligence materials of independent pricing services; and the fair value hierarchy coding of the funds’ investments. The Valuation Committee reviews a variety of reports on a monthly basis, which include, but are not limited to the following: summaries of the sources used to determine the value the funds’ investments; summaries of the fair value hierarchy of the funds’ investments; and variance reports that compare the values of investments to independent pricing services. The Valuation Committee is comprised of non-investment professionals, and may obtain input from investment professionals for consideration in carrying out its responsibilities.

The Financial Controls Group is responsible for ensuring compliance with the valuation policies and preparing the monthly valuation reports reviewed by the Valuation Committee. The Financial Controls Group’s other responsibilities include, but are not limited to the following: preparation and distribution of daily profit and loss reports; overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and third party pricing feeds; performing back testing by comparing prices observed in executed transactions to previous day valuations and/or pricing service providers on a weekly and monthly basis; preparing due diligence report reviews on independent pricing services on an annual or as needed basis; and assisting the Valuation Committee in developing valuation policies.

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

Fair Value of Delayed Draw Term Loan

Management estimates that the fair value of the $387.1 million outstanding under the Company’s delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”) was approximately 93% of its carrying value as of March 31, 2013, based on an analysis of comparable issuers. This fair value measurement would be categorized as Level III within the fair value hierarchy.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2013

Balance Sheet Offsetting

In the ordinary course of business, the consolidated Och-Ziff funds have entered into transactions subject to enforceable master netting agreements or other similar agreements. Generally, the right of setoff in those agreements allows the funds to set off any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. Generally, the funds party to these agreements manage cash and securities collateral on a counterparty basis. The table below presents the repurchase agreements that are set off, if any, as well as collateral delivered related to those repurchase agreements. No other material financial instruments were subject to master netting agreements or other similar agreements.

Securities Sold Under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Financial Instruments and Collateral Delivered	Net Amount
	(dollars in thousands)
As of March 31, 2013	$280,659	$—	$280,659	$280,659	$—
As of December 31, 2012	$223,543	$—	$223,543	$223,543	$—

5.	VARIABLE INTEREST ENTITIES

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

The Company consolidates funds that are VIEs where either kick-out rights or liquidation rights were not granted to the investors in those funds, or these rights, if granted, were deemed not to be substantive. The following table presents the assets and liabilities of funds that are VIEs and consolidated by the Company:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$540,377	$585,537
Other assets of Och-Ziff funds	22,364	17,973

Total Assets	$562,741	$603,510

Liabilities
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	$77,437	$65,449
Other liabilities of Och-Ziff funds	5,257	1,993

Total Liabilities	$82,694	$67,442

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2013

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

The Company’s involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $28.6 billion and $27.7 billion as of March 31, 2013, and December 31, 2012, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from these entities. As of March 31, 2013, and December 31, 2012, the only assets arising from these variable interests related to income and fees receivable of $102.0 million and $392.9 million, respectively.

CLOs

The Company sponsors the formation of CLOs that were determined to be VIEs. CLOs are entities that issue collateralized loan instruments that offer investors the opportunity for returns that vary commensurately with the risk they assume. The loans issued by the CLOs are generally backed by asset portfolios consisting of loans or structured debt. The Company serves as collateral manager to the CLOs and receives collateral management fees for these services. The Company’s exposure to loss from these entities is limited to a decrease in the fees that may be earned in future periods from these entities. As of March 31, 2013, and December 31, 2012, the only assets related to the CLOs are income and fees receivable from these CLOs of $1.9 million and $1.6 million, respectively. Total gross assets held by these VIEs were $1.7 billion and $1.1 billion as of March 31, 2013, and December 31, 2012, respectively.

The deferral granted in ASU 2010-10 does not apply to CLOs. Accordingly, the determination of whether the Company is the primary beneficiary that would consolidate a CLO is based on a qualitative assessment to determine whether the Company, as collateral manager, has (i) the power to direct the activities of the CLO that most significantly impact the entity’s economic performance, and (ii) the obligations to absorb losses or the right to receive benefits from the entity that could potentially be significant.

The Company determined that it possesses the power to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance through its role in managing collateral and credit risk. However, the Company is not an investor in the CLOs, and it has determined that the collateral management fees it expects to receive would not be significant to the economic performance of the CLOs. The Company also has the potential to earn incentive income based on the performance the CLOs deliver to the subordinated note holders; however, due to the hurdle rates required to be exceeded before the Company is able to earn incentive income, and the size of the subordinated notes relative to each respective CLO, the Company has determined that any incentive income from the CLO would not be significant to the economic performance of the CLO. The determination that the collateral management fees and potential incentive income earned from the CLOs would not be significant to its economic performance is based on a qualitative assessment of the nature of the fees and the CLO structures. A quantitative assessment was performed to support these conclusions, which included an analysis of the fees the Company would earn under various performance scenarios of the underlying collateral. The Company determined that under these scenarios, fees earned by the Company would not be significant to the economic performance of the CLOs. Accordingly, the Company currently does not consolidate any CLOs.

Joint Ventures

The Company holds a variable interest in a joint venture that is a VIE. The Company’s exposure to loss for this joint venture is limited to its investments in the entity, which totaled $6.1 million and $4.7 million as of March 31, 2013, and December 31, 2012, respectively, and is recorded within other assets in the Company’s consolidated balance sheets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2013

6.	OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	21,622	21,579
Computer hardware and software	19,029	18,682
Furniture, fixtures and equipment	3,139	3,123
Accumulated depreciation and amortization	(47,274)	(45,139)

Fixed assets, net	19,116	20,845
Goodwill	22,691	22,691
Prepaid expenses	9,188	10,530
Investments in joint ventures	6,057	4,654
Refundable security deposits	5,216	5,765
Intangible assets, net	2,674	2,859
Investments in Och-Ziff funds	2,127	1,658
Other	2,563	3,236

Total Other Assets, Net	$69,632	$72,238

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Deferred income of consolidated Och-Ziff funds	$99,650	$78,992
Accrued expenses	18,039	20,910
Deferred rent credit	14,060	14,498
Current income taxes payable	4,180	3,331
Other	1,587	1,798

Total Other Liabilities	$137,516	$119,529

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2013

7.	GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Professional services	$11,502	$4,817
Occupancy and equipment	7,885	6,708
Recurring placement and related service fees	6,533	5,360
Information processing and communications	4,604	4,696
Business development	2,387	1,982
Insurance	1,857	1,907
Other expenses	3,087	3,552

	37,855	29,022
Changes in tax receivable agreement liability	27	(74)

Total General, Administrative and Other	$37,882	$28,948

8.	INCOME TAXES

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

The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 8.8% and -5.3% for the three months ended March 31, 2013 and 2012, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the executive managing directors’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

As of March 31, 2013, and December 31, 2012, the Company was not required to establish a liability for uncertain tax positions.

9.	EARNINGS (LOSS) PER CLASS A SHARE

Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended March 31, 2013 and 2012, the Company included RSUs of 1,920,696 and 1,166,511, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings (loss) per Class A Share.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2013

The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

	Net Income Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
Three Months Ended March 31, 2013	(dollars in thousands, except per share amounts)
Basic	$26,069	150,646,754	$0.17

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,481,866
RSUs	—	979,141		—

Diluted	$26,069	151,625,895	$0.17

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Net Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
Three Months Ended March 31, 2012	(dollars in thousands, except per share amounts)
Basic	$(122,744)	140,894,185	$(0.87)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		297,297,974
RSUs	—	—		8,428,945

Diluted	$(122,744)	140,894,185	$(0.87)

10.	RELATED PARTY TRANSACTIONS

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

MARCH 31, 2013

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

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$7,464	$6,055
Incentive income	$126	$47
Fees waived on investments held by related parties:
Management fees	$3,458	$3,146

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the three months ended March 31, 2013 and 2012, the Company charged Mr. Och $352 thousand and $130 thousand, respectively, based on market rates for his personal use of the aircraft.

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

The Company recorded its initial estimate of future payments under the tax receivable agreement by recording a decrease to paid-in capital and an increase in amounts due to related parties in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings within general, administrative and other expenses in the consolidated statements of comprehensive income (loss).

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

MARCH 31, 2013

assumption that Och-Ziff Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors.

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and various other operating leases for its offices in London, Hong Kong, Beijing and Mumbai. The Company also has operating leases for other locations, as well as operating and capital leases on computer hardware. The related lease commitments have not changed materially since December 31, 2012.

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

MARCH 31, 2013

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

Och-Ziff Funds Segment Results

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$225,746	$116,978
Economic Income	$173,235	$75,401

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2013

Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Total consolidated revenues	$270,370	$140,924
Adjustment to management fees(1)	(4,018)	(4,202)
Adjustment to incentive income(2)	1,114	—
Other Operations revenues	(2,881)	(2,487)
Income of consolidated Och-Ziff funds	(38,839)	(17,257)

Economic Income Revenues - Och-Ziff Funds segment	$225,746	$116,978

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.
(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

Reconciliation of Och-Ziff Funds Economic Income to Net Income (Loss) Allocated to Class A Shareholders

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders	$26,069	$(122,744)
Net income (loss) allocated to the Och-Ziff Operating Group A Units	92,082	(236,408)
Equity-based compensation	22,718	17,808
Income taxes	22,392	14,404
Allocations to Och-Ziff Operating Group D Units	4,200	1,064
Reorganization expenses	4,021	398,416
Depreciation and amortization	2,320	2,358
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	1,003	1,280
Other Operations	(980)	(493)
Other adjustments	(590)	(284)

Economic Income - Och-Ziff Funds segment	$173,235	$75,401

13.	SUBSEQUENT EVENTS

On May 2, 2013, the Company announced a cash dividend of $0.28 per Class A Share. The dividend is payable on May 20, 2013, to holders of record as of the close of business on May 13, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of our Annual Report. Actual results may differ materially from those contained in any forward-looking statements. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report. An investment in our Class A Shares is not an investment in any of our funds.

Overview

Overview of Our 2013 First Quarter Results

As of March 31, 2013, our assets under management were $35.0 billion, compared with $32.6 billion as of December 31, 2012, and $30.1 billion as of March 31, 2012. The $4.9 billion year-over-year increase was driven by performance-related appreciation of $3.2 billion and capital net inflows of $1.6 billion, which included approximately $1.6 billion of CLOs. Our net inflows during the first quarter of 2013 reflected an ongoing level of strong interest in our credit products. Our dialog with investors remains very active about both our multi-strategy and credit platforms. Our assets under management from pension funds increased and we believe that our inflows from this source will continue to grow.

For the first quarter of 2013, we reported GAAP net income allocated to Class A Shareholders of $26.1 million, compared to a net loss of $122.7 million for the first quarter of 2012. The improvement in our GAAP results was driven by a decrease in Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units issued in connection with the IPO. Substantially all of these units were fully vested as of November 2012. Also contributing to the improvement in our GAAP results was higher incentive income, reflecting crystallizations on certain credit assets due to the restructuring of terms and expansion of a relationship with an existing investor, as well as on a portion of our longer-term, multi-strategy assets under management.

We reported Economic Income for the Company of $174.2 million for the first quarter of 2013, compared to $75.9 million for the first quarter of 2012. The increase was driven primarily by higher incentive income related to our longer-term assets under management as discussed above. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”

Overview of 2013 First Quarter Fund Performance

Our investment returns for the first quarter of 2013 were strong and generated with about half of the volatility of the S&P 500 Index on a weighted-average basis. We continued to allocate capital opportunistically across our strategies and geographies, despite market conditions that became more challenging as the quarter progressed due to mixed macroeconomic data and increased investor caution. Our performance reflected the value of the flexibility that our multi-strategy approach and international capabilities provide. These attributes enabled us to respond quickly as market conditions changed and to capitalize on investment opportunities globally.

During the first quarter of 2013, the OZ Master Fund generated a net return of 4.0%, the OZ Europe Master Fund a net return of 3.9% and the OZ Asia Master Fund a net return of 5.6%. The most significant contributors to our investment performance during the first quarter of 2013 were our credit-related strategies in the U.S. and Europe and our long/short equity special situations strategy globally. We remained fully invested in the OZ Master Fund during the quarter. For important information about our fund performance data, please see “—Assets Under Management and Fund Performance Information.”

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

Equity markets began the year on a strong note. Many of the leading equity indices rose to near-term highs during the quarter. U.S. equity markets were supported by statements from the U.S. Federal Reserve reiterating its commitment to supporting growth through accommodative monetary policy. Positive economic indicators in the U.S., including strong housing market data and signs of improvement in the manufacturing sector, further lifted the market and caused volatility to remain subdued. In Europe, despite the market’s strong start to the year, investor sentiment was tempered during the second half of the quarter as concerns mounted with respect to broader eurozone stability following the inconclusive elections in Italy and economic turmoil in Cyprus. In Asia, performance dispersion was evident across the region. In Japan, performance continued to trend upward, with the Japanese market outperforming every other major developed and emerging market index as confidence grew regarding that country’s commitment to reflation and growth. Conversely, economic indicators in China remained mixed.

Despite increased market volatility throughout February and March because of global macroeconomic events, the U.S. corporate credit markets opened the first quarter of 2013 with record issuance and growing demand from investors. Borrowers were able to issue new debt and refinance at increasingly lower rates, while M&A activity picked up mid-quarter due to a more favorable U.S. economic outlook and stable corporate earnings reports. Strong demand for yield and new issue institutional loans brought high-yield issuance and loan volume in the quarter to new records. Default activity remained well below peak levels. In Europe, the credit market benefitted from investors’ desire to reinvest capital, despite weaker economic headlines and the potential for default by Cyprus. In Asia, the credit markets were also strong, as emerging market credit continued to benefit from solid inflows, which also resulted in record new issuance.

Capital Flow Environment

During the first quarter of 2013, allocations to the hedge fund industry increased substantially from 2012 fourth quarter levels, according to Hedge Fund Research. We believe that the more constructive environment for capital inflows reflected improved market fundamentals in the U.S., following a strong year in 2012, and increasing investor interest during the first half of the quarter. We remain confident that allocations to the industry will become significant as institutional investors further seek to mitigate risk and enhance the return of their equity and fixed income portfolios.

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

Information with respect to our assets under management throughout this report, including the tables set forth in this discussion and analysis, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. As of March 31, 2013, approximately 9% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 32% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.

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

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Balance-beginning of period	$32,603,930	$28,766,340
Net flows	1,090,974	(63,135)
Appreciation	1,297,367	1,413,644

Balance-end of period	$34,992,271	$30,116,849

Weighted-average assets under management	$32,933,192	$28,566,719

In the first quarter of 2013, our funds experienced performance-related appreciation of $1.3 billion and capital net inflows of $1.1 billion, which were comprised of $2.6 billion of gross inflows and $1.5 billion of gross outflows. Direct allocations from pension funds continued to be the largest driver of our inflows (excluding CLOs), while redemptions from pension funds were the largest driver of our outflows for the quarter. Our gross inflows also included $596.7 million related to the launch of our third CLO. We continued to see an ongoing level of strong interest in our credit products. Our dialog with investors remains very active about both our multi-strategy and credit platforms, and we were in discussions with a diverse group of investors worldwide.

In the first quarter of 2012, our funds experienced performance-related appreciation of $1.4 billion and capital net outflows of $63.1 million, which were comprised of $789.7 million of gross inflows and $852.8 million of gross outflows. During the 2012 first quarter, we experienced inflows from new and existing investors globally, with pension funds driving these flows. We continued to see an increase in capital allocated directly by pension funds, while outflows, mainly from fund-of-funds, remained somewhat elevated.

Assets Under Management and Fund Performance Information

	March 31,
	2013	2012
	(dollars in thousands)
Multi-strategy funds
OZ Master Fund	$22,203,824	$20,949,632
OZ Europe Master Fund	1,865,434	2,233,623
OZ Asia Master Fund	1,162,478	1,702,827
Other multi-strategy funds	3,052,697	2,433,096
Credit funds	3,651,567	1,375,906
CLOs	1,582,675	—
Real estate funds	872,558	913,337
Other	601,038	508,428

Total	$34,992,271	$30,116,849

The table above presents the composition of our assets under management based on the strategy or asset class in which they are invested. Presentation of the assets under management and performance for individual funds is shown for those funds that we consider material to understanding our business and results of operations for the periods presented. All of our funds are managed by the Och-Ziff Funds segment with the exception of our domestic real estate funds, which are managed by the real estate management business included in Other Operations. Beginning in the first quarter of 2013, we no longer present separate information for the OZ Global Special Investments Master Fund, as our strategic priorities have shifted to expanding our other products.

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

Multi-Strategy Funds

We currently manage three main investment funds on a multi-strategy basis, across multiple geographies, as well as various other multi-strategy funds. Management fees for these funds generally range from 1.5% to 2.5%. Incentive income for these funds is earned at the end of the applicable performance measurement period, which generally ranges from one to three years. The measurement period for the majority of these assets is one year and expires on December 31 each year. See “—Understanding Our Results—Incentive Income” for additional information.

OZ Master Fund

	Assets Under Management as of March 31,		Net Returns for the Three Months Ended March 31,
	2013	2012	2013	2012
	(dollars in thousands)
OZ Master Fund	$22,203,824	$20,949,632	4.0%	4.7%

The $1.3 billion year-over-year increase in assets under management was driven by performance-related appreciation in the last three quarters of 2012 and first quarter of 2013, partially offset by capital net outflows in each of those same quarters.

For the three months ended March 31, 2013, convertible and derivative arbitrage contributed approximately 3% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 17%; long/short equity special situations contributed approximately 51%; merger arbitrage contributed approximately 2%; private investments contributed approximately -3%; structured credit contributed approximately 31%; and other items contributed approximately -1%.

For the three months ended March 31, 2012, convertible and derivative arbitrage contributed approximately 5% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 20%; long/short equity special situations contributed approximately 43%; merger arbitrage contributed approximately 1%; private investments contributed approximately 3%; structured credit contributed approximately 29%; and other items contributed approximately -1%.

OZ Europe Master Fund

	Assets Under Management as of March 31,		Net Returns for the Three Months Ended March 31,
	2013	2012	2013	2012
	(dollars in thousands)
OZ Europe Master Fund	$1,865,434	$2,233,623	3.9%	4.9%

The $368.2 million year-over-year decrease in assets under management was driven by capital net outflows in the last three quarters of 2012 and first quarter of 2013, and performance-related depreciation in the second quarter of 2012, partially offset by performance-related appreciation in the second half of 2012 and first quarter of 2013.

For the three months ended March 31, 2013, convertible and derivative arbitrage contributed approximately -1% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 32%; long/short equity special situations contributed approximately 69%; merger arbitrage contributed approximately -2%; private investments contributed approximately -23%; structured credit contributed approximately 23%; and other items contributed approximately 2%.

For the three months ended March 31, 2012, corporate credit contributed approximately 29% of the fund’s return before management fees and incentive income; long/short equity special situations contributed approximately 42%; merger arbitrage contributed approximately 1%; private investments contributed approximately -1%; and structured credit contributed approximately 29%.

OZ Asia Master Fund

	Assets Under Management as of March 31,		Net Returns for the Three Months Ended March 31,
	2013	2012	2013	2012
	(dollars in thousands)
OZ Asia Master Fund	$1,162,478	$1,702,827	5.6%	5.9%

The $540.3 million year-over-year decrease in assets under management was driven by capital net outflows in the last three quarters of 2012 and first quarter of 2013, and performance-related depreciation in the second quarter of 2012, partially offset by performance-related appreciation in the second half of 2012 and first quarter of 2013.

For the three months ended March 31, 2013, convertible and derivative arbitrage contributed approximately 13% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 10%; long/short equity special situations contributed approximately 83%; merger arbitrage contributed approximately 1%; private investments contributed approximately -2%; and other items contributed approximately -5%.

For the three months ended March 31, 2012, convertible and derivative arbitrage contributed approximately 6% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 12%; long/short equity special situations contributed approximately 77%; merger arbitrage contributed approximately -2%; private investments contributed approximately 6%; and other items contributed approximately 1%.

Other Multi-Strategy Funds

The remaining assets under management in our multi-strategy funds generally invest in strategies similar to the OZ Master Fund; however, investment performance for these funds may vary materially from the returns of the OZ Master Fund.

The $619.6 million year-over-year increase in assets under management was driven by capital net inflows and performance-related appreciation in the second half of 2012 and first quarter of 2013, partially offset by capital net outflows and performance-related depreciation in the second quarter of 2012.

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

The $2.3 billion year-over-year increase in assets under management was driven by the continued growth in our various credit funds, including the restructuring and expansion of a relationship with an existing investor that resulted in the recognition of $69.6 million of incentive income during the first quarter of 2013.

CLOs

In the second half of 2012, we raised $985.9 million of assets under management in our CLOs. In 2013, we raised an additional $596.7 million. Management fees for the CLOs are generally 0.50% based on the par value of the collateral and cash held in the CLOs. Incentive income from our CLOs is equal to 20% of the excess cash flows due to the holders of the subordinated notes, subject to a stated hurdle rate.

Real Estate Funds

Our real estate funds generally make investments in commercial and residential real estate in North America, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets. Management fees for our real estate funds range from 0.75% to 1.5% of assets under management based on the amount of capital committed to these platforms by our fund investors. Incentive income related to these funds is subject to hurdle rates and is not recognized as revenue until it is no longer subject to clawback, which is at or near the end of the life of the relevant fund.

The $40.8 million year-over-year decrease in assets under management was driven by the wind-down of our first domestic real estate fund, partially offset by increases related to our second domestic real estate fund.

Other

Our other assets under management are comprised of funds that are generally strategy-specific. Management fees for these funds range from 1.00% to 1.75% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. Incentive income related to these funds may be subject to hurdle rates. For the majority of these other assets, incentive income is not recognized as revenue until at or near the end of the life of the fund when it is no longer subject to clawback.

The $92.6 million year-over-year increase in assets under management was driven primarily by the launch of additional strategy-specific products for our fund investors.

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

Management Fees. Management fees are generally calculated and paid to us on a quarterly basis at the beginning of the quarter, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate for the first quarter of 2013 was approximately 1.56%. This average rate takes into account the effect of non-fee paying assets under management, as well as our credit funds, CLOs, real estate funds and the other alternative investment vehicles we manage.

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

As of March 31, 2013, the performance measurement periods with respect to approximately $8.5 billion, or 24.4%, of our assets under management are longer than one year. These assets under management relate to assets subject to three-year performance measurement periods in the OZ Master Fund and other multi-strategy funds, as well as assets in our credit funds, CLOs, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets, excluding CLOs, is based on the cumulative performance over a performance measurement period, and is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets may also be subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition to us of a full 20% of the net profits attributable to investors in these assets.

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

Compensation and benefits also includes equity-based compensation expense, which is primarily in the form of RSUs and Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings. Subsequent to the 2007 Offerings we have issued Och-Ziff Operating Group D Units to certain executive managing directors. Our Eligible Pre-IPO Partners (as defined below) may be eligible to receive awards, including cash and Och-Ziff Operating Group D Units under The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan (the “PIP”) and is described further below. We may also issue additional performance-related Och-Ziff Operating Group D Units or make discretionary performance cash payments to our executive managing directors. These Och-Ziff Operating Group D Units are not considered equity under GAAP and no equity-based compensation expense is recognized related to these units. Allocations to the Och-Ziff Operating Group D Units are recorded within compensation and benefits, and are done on a pro rata basis with the Och-Ziff Operating Group A Units, which are held by our executive managing directors and the Ziffs, and the Och-Ziff Operating Group B Units, which are held by our intermediate holding companies. Upon the conversion of Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units, we recognize a one-time charge for vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Och-Ziff Operating Group D Units are converted into Och-Ziff Operating Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units.

In August 2012, we adopted the PIP, whereby executive managing directors at the time of the IPO participating in the PIP (the “Eligible Pre-IPO Partners”) may be eligible to receive discretionary grants of annual performance awards (“Performance Awards”) over a five-year period commencing in 2013. Performance Awards may be satisfied in Och-Ziff Operating Group D Units (“Performance Unit Awards”) and may also be satisfied in cash (“Performance Cash Awards”). Under the original terms of the PIP, the Eligible Pre-IPO Partners, collectively, would have been eligible to receive aggregate grants of up to 3,628,907 Och-Ziff Operating Group D Units per year. As a result of the departure of Michael Cohen, a member of the Partner Management Committee, in March 2013, the aggregate number of Och-Ziff Operating Group D Units that may be issued under the PIP each year was reduced to 2,770,749 per year, if a determination is made for each such year to award the maximum number of Performance Unit Awards to all of the Eligible Pre-IPO Partners. The Eligible Pre-IPO Partners, collectively, may also be eligible to receive discretionary annual Performance Cash Awards if we earn incentive income in the relevant year. The maximum aggregate amount of Performance Cash Awards that may be awarded to all of the Eligible Pre-IPO Partners, collectively, for each year will be capped at 10% of our incentive income earned during that year, up to a maximum of $52.4 million prior to the departure of Michael Cohen in March 2013. As a result of Michael Cohen’s departure, the maximum aggregate incentive income that may be awarded under the PIP was reduced to $39.6 million per year.

Reorganization Expenses. As part of the Reorganization, interests in the Och-Ziff Operating Group held by our executive managing directors and the Ziffs were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash Reorganization expenses. Substantially all of those Och-Ziff Operating Group A Units were expensed on a straight-line basis over a five-year vesting period following the 2007 Offerings, which concluded in November 2012; however, certain units have vesting periods through 2015.

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

Other Income

Net Gains on Investments in Och-Ziff Funds and Joint Ventures. Net gains on investments in Och-Ziff funds and joint ventures primarily consists of net gains on investments in our funds made by us and net gains on investments in joint ventures established to expand certain of our private investments platforms.

Change in Deferred Income of Consolidated Och-Ziff Funds. Incentive income allocations from funds that we consolidate are recognized through a greater share of these funds’ net earnings being allocated to us, and a correspondingly reduced share of these earnings allocated to investors in the funds (noncontrolling interests). To the extent we are allocated incentive income by a consolidated fund that could be subject to repayment in the event of future losses, we defer the recognition of our share of income through change in deferred income of consolidated Och-Ziff funds in the consolidated statements of comprehensive income (loss) and record a corresponding liability within other liabilities in the consolidated balance sheets. The liability is reversed and recognized in earnings when these amounts are no longer subject to repayment.

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

Net Income (Loss) Allocated to Noncontrolling Interests

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

Our interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and vesting of RSUs. These increases would be offset upon the conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.

Results of Operations

Revenues

	Three Months Ended March 31,		Change
	2013	2012	$	%
		(dollars in thousands)
Management fees	$130,410	$122,082	$8,328	7%
Incentive income	100,160	1,221	98,939	NM
Other revenues	961	364	597	164%
Income of consolidated Och-Ziff funds	38,839	17,257	21,582	125%

Total Revenues	$270,370	$140,924	$129,446	92%

Total revenues increased by $129.4 million primarily due to the following:

•

A $98.9 million increase in incentive income, driven primarily by our longer-term credit and multi-strategy assets under management. Of the $100.2 million of incentive income recognized in the first quarter of 2013, approximately $69.6 million resulted from crystallizations of incentive income on certain of our credit assets due to the restructuring of terms and expansion of a relationship with an existing investor. The remaining increase in incentive income was due primarily to crystallizations of incentive income on a portion of our longer-term, multi-strategy assets under management.

•

A $21.6 million increase in income of consolidated Och-Ziff funds. The majority of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. A portion of this income may be allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•	An $8.3 million increase in management fees, primarily due to the year-over-year increase in assets under management, which was driven by performance-related appreciation and capital net inflows.

Our average management fee rate, before the impact of eliminations, decreased to 1.56% in the first quarter of 2013 from 1.67% in the first quarter of 2012 primarily due to growth in our dedicated credit platforms and other longer-term assets under management, as well as the launch of our first CLOs in the second half of 2012 and the first quarter of 2013. These products generally have lower management fee rates than our traditional hedge fund products, consistent with market convention for these products.

Expenses

	Three Months Ended March 31,		Change
	2013	2012	$	%
		(dollars in thousands)
Compensation and benefits	$51,415	$40,870	$10,545	26%
Reorganization expenses	4,021	398,416	(394,395)	-99%
Interest expense	1,730	1,243	487	39%
General, administrative and other	37,882	28,948	8,934	31%
Expenses of consolidated Och-Ziff funds	3,915	2,112	1,803	85%

Total Expenses	$98,963	$471,589	$(372,626)	-79%

Total expenses decreased by $372.6 million primarily due to the following:

•

A $394.4 million decrease in Reorganization expenses, as substantially all of the Och-Ziff Operating Group A Units granted in connection with the Reorganization were expensed on a straight-line basis over a five-year vesting period following the 2007 Offerings, which concluded in November 2012.

•

A $10.5 million offsetting increase in compensation and benefits, primarily due to the following: (i) a $4.9 million increase in equity-based compensation, primarily related to the amortization of Och-Ziff Operating Group A Units granted to executive managing directors during the first quarter of 2013 and fourth quarter of 2012; (ii) a $3.1 million increase in amounts allocated to Och-Ziff Operating Group D Units due to an increase in the earnings of the Och-Ziff Operating Group and an increase in the number of Och-Ziff Operating Group D Units outstanding; and (iii) a $2.1 million increase in salaries and benefits due in part to an increase in our worldwide headcount from 433 as of March 31, 2012, to 479 as of March 31, 2013.

•

An $8.9 million offsetting increase in general, administrative and other expenses, primarily due to a $6.7 million increase in professional services fees, a $1.2 million increase in occupancy and equipment and a $1.2 million increase in recurring placement and related service fees.

Other Income

	Three Months Ended March 31,		Change
	2013	2012	$	%
		(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$305	$94	$211	224%
Change in deferred income of consolidated Och-Ziff funds	(20,658)	(15,372)	(5,286)	34%
Net gains of consolidated Och-Ziff funds	103,126	76,412	26,714	35%

Total Other Income	$82,773	$61,134	$21,639	35%

Total other income increased by $21.6 million primarily due to the following:

•

A $26.7 million increase in net gains of consolidated Och-Ziff funds. The majority of these net gains are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. A portion of these net gains is allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•

A $5.3 million offsetting decrease in other income resulting from the change in deferred income of consolidated Och-Ziff funds. This change was driven by the increase in income and net gains of consolidated Och-Ziff funds discussed above. We defer our incentive income allocation from these funds until the performance measurement period ends and any incentive income allocated to us is no longer subject to repayment.

Income Taxes

	Three Months Ended March 31,		Change
	2013	2012	$	%
		(dollars in thousands)
Income taxes	$22,392	$14,404	$7,988	55%

Income tax expense increased by $8.0 million primarily due to higher taxable income driven by the increase in incentive income discussed above.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 8.8% and -5.3% for the three months ended March 31, 2013 and 2012, respectively.

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

As of and for the three months ended March 31, 2013 and 2012, we were not required to establish a liability for uncertain tax positions.

Net Income (Loss) Allocated to Noncontrolling Interests

The following table presents the components of the net income (loss) allocated to noncontrolling interests:

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Och-Ziff Operating Group A Units	$92,082	$(236,408)	$328,490	NM
Consolidated Och-Ziff funds	113,030	74,803	38,227	51%
Other	607	414	193	47%

Total	$205,719	$(161,191)	$366,910	-228%

Net income (loss) allocated to noncontrolling interests increased by $366.9 million primarily due to the following:

•

A $328.5 million improvement in the earnings allocated to the Och-Ziff Operating Group A Units, driven by the decrease in Reorganization expenses and the increase in incentive income discussed above. Our executive managing directors’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units decreased from 68.0% as of March 31, 2012 to 66.8% as of March 31, 2013. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net income in future periods as income of the Och-Ziff Operating Group is allocated to these interests.

•

A $38.2 million increase in the amount of net income allocated to the consolidated Och-Ziff funds driven primarily by the increase in income and net gains of consolidated Och-Ziff funds discussed above.

Net Income (Loss) Allocated to Class A Shareholders

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders	$26,069	$(122,744)	$148,813	NM

The $148.8 million improvement in our GAAP results was driven primarily by a combination of lower Reorganization expenses and higher incentive income as discussed above.

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

Our non-GAAP financial measures should not be considered as alternatives to our GAAP net income (loss) allocated to Class A Shareholders or cash flow from operations or as indicative of liquidity or the cash available to fund operations. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies.

We conduct substantially all of our operations through our only reportable segment under GAAP, the Och-Ziff Funds segment, which provides asset management services to our hedge funds and other alternative investment vehicles. Other Operations are primarily comprised of our real estate business, which provides asset management services to our real estate funds.

Economic Income Revenues (Non-GAAP)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$123,515	$2,877	$126,392	$115,493	$2,387	$117,880
Incentive Income	101,274	—	101,274	1,221	—	1,221
Other revenues	957	4	961	264	100	364

Total Economic Income Revenues	$225,746	$2,881	$228,627	$116,978	$2,487	$119,465

Economic Income revenues increased by $109.2 million primarily due to the following:

•

A $100.1 million increase in incentive income, driven primarily by the crystallization of incentive income from our longer-term assets under management and assets under management subject to three-year measurement periods. Of the $101.3 million of incentive income recognized in the first quarter of 2013, approximately $69.6 million resulted from crystallizations of incentive income on certain of our credit assets due to the restructuring of terms and expansion of a relationship with an existing investor. The remaining increase in incentive income was due primarily to crystallizations of incentive income on a portion of our longer-term, multi-strategy assets under management.

•

An $8.5 million increase in management fees, primarily due to the year-over-year increase in assets under management, which was driven by performance-related appreciation and capital net inflows. Our average management fee rate, before the impact of eliminations, decreased to 1.56% in the first quarter of 2013 from 1.67% in the first quarter of 2012. This decrease was primarily due to growth in our dedicated credit platforms and other longer-term assets under management, and the launch of our first CLOs in the second half of 2012 and the first quarter of 2013. These products generally have lower management fee rates than our traditional hedge fund products, consistent with market convention for these products.

Economic Income Expenses (Non-GAAP)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$22,433	$1,062	$23,495	$19,743	$976	$20,719
Non-compensation expenses	30,320	411	30,731	21,996	551	22,547

Total Economic Income Expenses	$52,753	$1,473	$54,226	$41,739	$1,527	$43,266

Economic Income expenses increased by $11.0 million primarily due to the following:

•

An $8.2 million increase in non-compensation expenses, primarily due to a $6.7 million increase in professional services fees and a $1.1 million increase in occupancy and equipment. The ratio of non-compensation expenses to management fees was 24% for the 2013 first quarter, compared to 19% for the 2012 first quarter. The increase was due primarily to non-compensation expenses increasing at a faster rate than management fees.

•

A $2.8 million increase in compensation and benefits, primarily driven by a $2.1 million increase in salaries and benefits due in part to an increase in our worldwide headcount as discussed above in “—Results of Operations.” The ratio of salaries and benefits to management fees was 17% in the 2013 first quarter, compared to 16% in the 2012 first quarter. The increase was due primarily to salaries and benefits increasing at a faster rate than management fees.

Other Economic Income Items (Non-GAAP)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$235	$—	$235	$162	$(111)	$51
Net income (loss) allocated to noncontrolling interests	$(7)	$428	$421	$—	$356	$356

Net gains (losses) on joint ventures represent the gains (losses) on joint ventures established to expand certain of our private investments platforms. Net income (loss) allocated to noncontrolling interests represents the amount of income (loss) that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us.

Economic Income (Non-GAAP)

	Three Months Ended March 31,		Change
	2013	2012	$	%
		(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$173,235	$75,401	$97,834	130%
Other Operations	980	493	487	99%

Total Company	$174,215	$75,894	$98,321	130%

Economic Income for the Company increased by $98.3 primarily due to an increase in incentive income, which was driven by our longer-term credit and multi-strategy assets under management, as well as higher management fees driven by higher assets under management. These increases were partially offset by increases in compensation and benefits and non-compensation expenses.

Liquidity and Capital Resources

The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds. We currently do not incur any indebtedness to finance our ongoing operations, but we have outstanding indebtedness that was incurred in connection with the refinancing of indebtedness entered into in connection with the Reorganization:

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

Beginning in 2013, the Eligible Pre-IPO Partners may be eligible to receive discretionary annual Performance Cash Awards each year for a five-year period, if we earn incentive income in the relevant year. The maximum aggregate amount of Performance Cash Awards that may be awarded to all of the Eligible Pre-IPO Partners, collectively, for each year will be capped at 10% of our incentive income earned during that year, up to a maximum of $39.6 million. Whether any Performance Cash Award is awarded to any Eligible Pre-IPO Partner in a particular year, and the amount of this award, will be determined by the Compensation Committee of the Board in its sole discretion, based on recommendations from Mr. Och for that year.

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

Debt Obligations

In June 2012, we refinanced the indebtedness outstanding under our 2007 Term Loan, as well as the $10.7 million indebtedness outstanding under our aircraft loan. A $384.5 million borrowing under the Delayed Draw Term Loan was used to fund these refinancings, with the balance being used for general corporate purposes. A $6.5 million borrowing under the facility was made in November 2011 to fund a portion of the 2007 Term Loan repurchased and retired in connection with the 2011 Offering. As of March 31, 2013, the total indebtedness outstanding under the Delayed Draw Term Loan was $387.1 million.

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

The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the Delayed Draw Term Loan) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of March 31, 2013, we were in compliance with these covenants.

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

The Delayed Draw Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio of 4.0 to 1.0 and no default or event of default has occurred and is continuing. As of March 31, 2013, the Och-Ziff Operating Group had not incurred any unsecured indebtedness. We will not be permitted to make distributions from the Och-Ziff Operating Group if we are in default under the Delayed Draw Term Loan.

The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains (or losses) on investments and dividends and interest from investments. As of March 31, 2013, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

Tax Receivable Agreement

We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and the Ziffs. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Och-Ziff Corp and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) have agreed to pay our executive managing directors and the Ziffs 85% of the amount of cash savings, if any, in federal, state and local income taxes in the United States that these entities actually realize related to their units as a result of such increases in tax basis.

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

As of March 31, 2013, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $749.2 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

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

Dividends and Distributions

The following table presents the cash dividends declared on our Class A Shares in 2013 and the related cash distributions to our executive managing directors and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors and the Ziffs (dollars in thousands)
May 20, 2013	May 13, 2013	$0.28	$111,380	*
February 26, 2013	February 19, 2013	$0.75	$287,270

*	Estimated

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

Additionally, RSUs outstanding accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividends. The dividend equivalents will be paid if and when the related RSUs vest. Our Board of Directors has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We currently withhold shares to satisfy the tax withholding obligations related to vested RSUs and dividend equivalents held by our employees, which results in the use of cash from operations or borrowings to satisfy these tax-withholding payments.

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

Cash Flows Analysis

Operating Activities. Net cash from operating activities was $581.2 million and $(31.9) million for the three months ended March 31, 2013 and 2012, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate, as these entities are investment companies for GAAP purposes, and therefore their investment-related cash flows are classified within operating activities. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.

The increase in net cash provided by operating activities was primarily due to the increase in incentive income in 2012 compared to 2011, partially offset by higher discretionary cash bonuses related to 2012 compared to 2011. Incentive income is collected and the related cash bonus payments are paid out during the first quarter of the following year. Also contributing to the increase were lower cash outflows related to the investment activities of the consolidated funds.

Investing Activities. There were no significant changes in the net cash used in investing activities, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.

Financing Activities. Net cash from financing activities was $(516.7) million and $33.1 million for the three months ended March 31, 2013 and 2012, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and withholding taxes on vested RSUs. Contributions from noncontrolling interests, substantially all of which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.

We paid dividends to our Class A Shareholders of $110.9 million and $5.6 million and paid distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units of $282.3 million and $14.9 million for the three months ended March 31, 2013 and 2012, respectively.

The decrease in net cash provided by financing activities was primarily due to increases in distributions on the Och-Ziff Operating Group A Units and dividends to Class A Shareholders. These increases were driven by the higher incentive income in 2012 compared to 2011 discussed above in “—Operating Activities.” Also contributing to the decrease were higher cash outflows to investors in the consolidated funds.

Contractual Obligations

There have been no significant changes to our contractual obligations reported in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

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

As of March 31, 2013, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 51% within Level I; approximately 13% within Level II; and approximately 36% within Level III. As of December 31, 2012, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 15% within Level II; and approximately 37% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

Valuation of Investments. Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants as of the measurement date. The fair value of our funds’ investments is based on observable market prices when available. Such values are generally based on the last sales price. We, as the investment manager of the Och-Ziff funds, determine the fair value of investments that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. The methods and procedures to value these investments may include, but are not limited to: (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from the issuers; (iii) calculating the present value of future cash flows; (iv) assessing other analytical data and information relating to the investment that is an indication of value; (v) obtaining information provided by third parties; (vi) reviewing the amounts invested in these investments; and (vii) evaluating financial information provided by the management of these investments. See Note 4 to our consolidated financial statements included in this report for additional information.

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

As of March 31, 2013, the only assets and liabilities carried at fair value in our consolidated balance sheet were the investment holdings of the consolidated Och-Ziff funds. The majority of the investments held by the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).

The following table presents our net economic exposure to these Level III investments:

March 31, 2013
(dollars in thousands)
Level III assets and liabilities (net) of consolidated Och-Ziff funds	$1,659,798
Less: Level III assets and liabilities (net) for which we do not bear economic exposure	(1,655,486)

Net Economic Exposure to Level III Assets and Liabilities (net)	$4,312

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

Och-Ziff Corp generated taxable income of $51.3 million in the first quarter of 2013 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.1 billion over the remaining 10-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported annual net losses on a GAAP basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.

To generate $2.1 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $34.9 billion as of April 1, 2013, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred income tax assets related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our executive managing directors and the Ziffs under the tax receivable agreement equal to approximately 77% of such amount; therefore, our net income (loss) allocated to Class A Shareholders would only be impacted by 23% of any valuation allowance recorded against the deferred income tax assets.

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

As of March 31, 2013, we had $114.8 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $162.1 million of net operating losses available to offset future taxable income for state income tax purposes and $152.2 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of March 31, 2013, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $8.5 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to GAAP that went into effect during the first quarter of 2013 is expected to have an impact on our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

None of the changes to GAAP that are not yet effective is expected to have an impact on our future trends.

Economic Income Reconciliations

The following tables present the reconciliations of Economic Income to our GAAP net income (loss) allocated to Class A Shareholders for the periods presented in this MD&A:

	Three Months Ended March 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$24,747	$1,322	$26,069
Net income allocated to the Och-Ziff Operating Group A Units	92,082	—	92,082
Equity-based compensation	22,718	—	22,718
Income taxes	22,392	—	22,392
Allocations to Och-Ziff Operating Group D Units	4,200	—	4,200
Reorganization expenses	4,021	—	4,021
Depreciation and amortization	2,135	185	2,320
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	1,003	—	1,003
Other adjustments	(63)	(527)	(590)

Economic Income—Non-GAAP	$173,235	$980	$174,215

	Three Months Ended March 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(123,196)	$452	$(122,744)
Reorganization expenses	398,416	—	398,416
Net loss allocated to the Och-Ziff Operating Group A Units	(236,408)	—	(236,408)
Equity-based compensation	17,788	20	17,808
Income taxes	14,404	—	14,404
Depreciation and amortization	2,171	187	2,358
Amortization of deferred cash compensation and expenses related to compensation arrangements based on annual fund performance	1,280	—	1,280
Allocations to Och-Ziff Operating Group D Units	1,064	—	1,064
Other adjustments	(118)	(166)	(284)

Economic Income—Non-GAAP	$75,401	$493	$75,894

Economic Income Revenues

The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended March 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$127,533	$2,877	$130,410
Adjustment to management fees(1)	(4,018)	—	(4,018)

Management Fees—Economic Income Basis—Non-GAAP	123,515	2,877	126,392

Incentive income—GAAP	100,160	—	100,160
Adjustment to incentive income(2)	1,114	—	1,114

Incentive Income—Economic Income Basis—Non-GAAP	101,274	—	101,274

Other revenues(3)	957	4	961

Total Revenues— Economic Income Basis— Non-GAAP	$225,746	$2,881	$228,627

	Three Months Ended March 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$119,695	$2,387	$122,082
Adjustment to management fees(1)	(4,202)	—	(4,202)

Management fees—Economic Income Basis—Non-GAAP	115,493	2,387	117,880
Incentive income(3)	1,221	—	1,221
Other revenues(3)	264	100	364

Total Economic Income Revenues—Non-GAAP	$116,978	$2,487	$119,465

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.
(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.
(3)	These items are presented on a GAAP basis. Accordingly, no adjustments to or reconciliations of these items are presented.

Economic Income Expenses

The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended March 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$50,353	$1,062	$51,415
Adjustment to compensation and benefits(1)	(27,920)	—	(27,920)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$22,433	$1,062	$23,495

Interest expense and general, administrative and other expenses—GAAP	$39,016	$596	$39,612
Adjustment to interest expense and general, administrative and other expenses(2)	(8,696)	(185)	(8,881)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$30,320	$411	$30,731

	Three Months Ended March 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$39,874	$996	$40,870
Adjustment to compensation and benefits(1)	(20,131)	(20)	(20,151)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$19,743	$976	$20,719

Interest expense and general, administrative and other expenses—GAAP	$29,453	$738	$30,191
Adjustment to interest expense and general, administrative and other expenses(2)	(7,457)	(187)	(7,644)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$21,996	$551	$22,547

(1)	Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. Further, the full amount of deferred cash compensation and expenses related to compensation arrangements based on annual investment performance is recognized on the date it is determined (generally in the fourth quarter of each year), as management determines the total amount of compensation based on our performance in the year of the award. Allocations to the Och-Ziff Operating Group D Units are also excluded, as management reviews operating performance at the Och-Ziff Operating Group level, where substantially all of our operations are performed, prior to making any income allocations.
(2)	Adjustment to exclude depreciation, amortization and changes in the tax receivable agreement liability, as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Other Economic Income Items

The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended March 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$305	$—	$305
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(70)	—	(70)

Net Gains on Joint Ventures—GAAP(2)	$235	$—	$235

Net income allocated to noncontrolling interests —GAAP	$135,887	$69,832	$205,719
Adjustment to net income allocated to noncontrolling interests(3)	(135,894)	(69,404)	(205,298)

Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(7)	$428	$421

	Three Months Ended March 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures—GAAP	$205	$(111)	$94
Adjustment to net gains (losses) on investments in Och -Ziff funds and joint ventures(1)	(43)	—	(43)

Net Gains (Losses) on Joint Ventures—GAAP(2)	$162	$(111)	$51

Net income (loss) allocated to noncontrolling interests—GAAP	$(214,891)	$53,700	$(161,191)
Adjustment to net income (loss) allocated to noncontrolling interests(3)	214,891	(53,344)	161,547

Net Income Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$—	$356	$356

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains (losses) to be reflective of our operating performance.
(2)	Represents the net gains (losses) on joint ventures established to expand certain of our private investments platforms.
(3)	Adjustment to exclude amounts allocated to our executive managing directors and the Ziffs on their interests in the Och-Ziff Operating Group, as management reviews operating performance at the Och-Ziff Operating Group level. We conduct substantially all of our activities through the Och-Ziff Operating Group. Additionally, the impact of the consolidated Och-Ziff funds, including the allocation of earnings (losses) to investors in those funds, is also removed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

With regards to the consolidated Och-Ziff funds, the net effect of these fair value changes primarily impacts the net gains (losses) of consolidated Och-Ziff funds in our consolidated statements of comprehensive income (loss); however, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our hedge funds and committed or invested capital for our real estate and certain other funds. A 10% change in the fair value of the investments held by our funds as of March 31, 2013, and December 31, 2012, would have resulted in a change of approximately $3.1 billion and $2.9 billion, respectively, in our assets under management.

A 10% change in the fair value of the investments held by our funds as of April 1, 2013 (the date management fees are calculated for the second quarter of 2013) would impact management fees charged on that day by approximately $12.2 million. A 10% change in the fair value of the investments held by our funds as of January 1, 2013, would have impacted management fees charged on that day by approximately $11.3 million.

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

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of March 31, 2013, and December 31, 2012, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income (loss) allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our Delayed Draw Term Loan bears interest at rates indexed to LIBOR. We estimate that as of March 31, 2013, and December 31, 2012, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net income (loss) allocated to Class A Shareholders or Economic Income.

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of March 31, 2013, and December 31, 2012, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income (loss) allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the first quarter of 2013, we issued 2,000,000 Class A Shares to the Ziffs in exchange for an equal number of Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A Units surrendered by the Ziffs were automatically canceled upon the exchange. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units were pursuant to the terms of the exchange agreement by and among Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, our executive managing directors and the Ziffs. The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(a)(2) of Securities Act.

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

Dated: May 2, 2013

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director