Form 10-Q
period 2013-06-30
Och-Ziff Capital Management Group LLC
filed 2013-08-02
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 15, 2013, there were 150,261,652 Class A Shares and 301,884,116 Class B Shares outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Assets
Cash and cash equivalents	$242,181	$162,485
Income and fees receivable	40,175	593,504
Due from related parties	5,330	3,147
Deferred income tax assets	902,007	920,877
Other assets, net	72,016	72,238
Assets of consolidated Och-Ziff funds:
Investments, at fair value	2,003,519	1,744,626
Other assets of Och-Ziff funds	57,338	38,188

Total Assets	$3,322,566	$3,535,065

Liabilities and Shareholders’ Equity
Liabilities
Due to related parties	$749,189	$741,773
Debt obligations	386,105	388,043
Compensation payable	7,575	210,055
Other liabilities	160,111	119,529
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	342,314	223,543
Other liabilities of Och-Ziff funds	6,126	3,538

Total Liabilities	1,651,420	1,686,481

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 150,245,624 and 147,689,919 shares issued and outstanding as of June 30, 2013, and December 31, 2012, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 299,260,442 and 281,886,394 shares issued and outstanding as of June 30, 2013, and December 31, 2012, respectively	—	—
Paid-in capital	2,929,487	2,900,109
Accumulated deficit	(3,277,473)	(3,150,644)

Shareholders’ deficit attributable to Class A Shareholders	(347,986)	(250,535)
Shareholders’ equity attributable to noncontrolling interests	2,019,132	2,099,119

Total Shareholders’ Equity	1,671,146	1,848,584

Total Liabilities and Shareholders’ Equity	$3,322,566	$3,535,065

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenues
Management fees	$139,499	$127,492	$269,909	$249,574
Incentive income	22,905	18,414	123,065	19,635
Other revenues	222	220	1,183	584
Income of consolidated Och-Ziff funds	45,210	32,296	84,049	49,553

Total Revenues	207,836	178,422	478,206	319,346

Expenses
Compensation and benefits	69,283	41,321	120,698	82,191
Reorganization expenses	4,021	398,416	8,042	796,832
Interest expense	1,735	1,212	3,465	2,455
General, administrative and other	41,714	32,252	79,596	61,200
Expenses of consolidated Och-Ziff funds	3,947	2,939	7,862	5,051

Total Expenses	120,700	476,140	219,663	947,729

Other Income
Net gains (losses) on investments in Och-Ziff funds and joint ventures	417	(382)	722	(288)
Change in deferred income of consolidated Och-Ziff funds	(17,642)	(7,055)	(38,300)	(22,427)
Net gains of consolidated Och-Ziff funds	35,891	8,864	139,017	85,276

Total Other Income	18,666	1,427	101,439	62,561

Income (Loss) Before Income Taxes	105,802	(296,291)	359,982	(565,822)
Income taxes	12,625	12,491	35,017	26,895

Consolidated Net Income (Loss)	93,177	(308,782)	324,965	(592,717)

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustment	—	192	—	229

Total Comprehensive Income (Loss)	$93,177	$(308,590)	$324,965	$(592,488)

Allocation of Consolidated Net Income (Loss)
Class A Shareholders	$4,897	$(116,242)	$30,966	$(238,986)
Noncontrolling interests	88,280	(192,540)	293,999	(353,731)

	$93,177	$(308,782)	$324,965	$(592,717)

Allocation of Total Comprehensive Income (Loss)
Class A Shareholders	$4,897	$(116,205)	$30,966	$(238,937)
Noncontrolling interests	88,280	(192,385)	293,999	(353,551)

	$93,177	$(308,590)	$324,965	$(592,488)

Earnings (Loss) Per Class A Share
Basic	$0.03	$(0.82)	$0.20	$(1.69)
Diluted	$0.03	$(0.82)	$0.20	$(1.69)

Weighted-Average Class A Shares Outstanding
Basic	152,016,631	141,722,881	151,335,477	141,308,533
Diluted	155,900,015	141,722,881	153,756,866	141,308,533

Dividends Paid per Class A Share	$0.28	$0.10	$1.03	$0.14

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity
			(dollars in thousands)
As of December 31, 2012	147,689,919	281,886,394	$2,900,109	$(3,150,644)	$(250,535)	$2,099,119	$1,848,584
Capital contributions	—	—	—	—	—	328,196	328,196
Capital distributions	—	—	—	—	—	(746,579)	(746,579)
Cash dividends declared on Class A Shares	—	—	—	(152,909)	(152,909)	—	(152,909)

Dividend equivalents on Class A restricted share units	—	—	4,886	(4,886)	—	— (1)	—
Equity-based compensation	555,705	17,374,048	19,947	—	19,947	39,594	59,541
Och-Ziff Operating Group A Unit Transactions (See Note 3)	2,000,000	—	1,913	—	1,913	(607)	1,306
Impact of amortization of Reorganization charges on capital	—	—	2,632	—	2,632	5,410	8,042
Total comprehensive income	—	—	—	30,966	30,966	293,999	324,965

As of June 30, 2013	150,245,624	299,260,442	$2,929,487	$(3,277,473)	$(347,986)	$2,019,132	$1,671,146

(1)	The dividend equivalents on Class A restricted share units impacted noncontrolling interests by increasing the paid-in capital component and a corresponding offsetting increase in the accumulated deficit component of noncontrolling interests, each by $9.9 million.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income (loss)	$324,965	$(592,717)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Reorganization expenses	8,042	796,832
Amortization of equity-based compensation	63,037	34,075
Depreciation and amortization	4,322	4,679
Deferred income taxes	27,335	20,674
Operating cash flows due to changes in:
Income and fees receivable	553,329	37,623
Due from related parties	(2,183)	99
Other assets, net	(4,381)	4,561
Assets of consolidated Och-Ziff funds	(278,043)	(333,748)
Due to related parties	17	(51)
Compensation payable	(202,480)	(99,703)
Other liabilities	41,687	16,675
Liabilities of consolidated Och-Ziff funds	121,359	80,685

Net Cash Provided by (Used in) Operating Activities	657,006	(30,316)

Cash Flows from Investing Activities
Investments in joint ventures	(2,344)	(2,351)
Return of investments in joint ventures	3,733	1,324
Purchases of fixed assets	(1,526)	(312)

Net Cash Used in Investing Activities	(137)	(1,339)

Cash Flows from Financing Activities
Contributions from noncontrolling interests	328,196	202,259
Distributions to noncontrolling interests	(746,579)	(132,624)
Proceeds from Delayed Draw Term Loan	—	384,500
Repayments of debt obligations	(1,938)	(378,195)
Dividends on Class A Shares	(152,909)	(19,589)
Withholding taxes paid on vested Class A restricted share units	(3,505)	(2,083)
Principal payments under capital lease obligations	(438)	(417)

Net Cash Provided by (Used in) Financing Activities	(577,173)	53,851

Net Change in Cash and Cash Equivalents	79,696	22,196
Cash and Cash Equivalents, Beginning of Period	162,485	149,011

Cash and Cash Equivalents, End of Period	$242,181	$171,207

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$3,296	$2,102
Income taxes	$8,093	$8,124

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2013

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

The Company conducts substantially all of its operations through its one reportable segment, the Och-Ziff Funds segment, which provides asset management services to its multi-strategy funds, credit funds, CLOs and other alternative investment vehicles. The Company’s Other Operations are primarily comprised of its real estate business, which provides asset management services to its real estate funds. The businesses included in the Company’s Other Operations do not meet the thresholds of reportable business segments under U.S. generally accepted accounting principles (“GAAP”).

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

JUNE 30, 2013

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

Future Adoption of Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies. ASU 2013-08 provides clarifying guidance to determine if an entity qualifies as an investment company. ASU 2013-08 also requires an investment company to measure noncontrolling interests in other investment companies at fair value. The following disclosures will also be required upon adoption of ASU 2013-08: (i) whether an entity is an investment company and is applying the accounting and reporting guidance for investment companies; (ii) information about changes, if any, in an entity’s status as an investment company; and (iii) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The requirements of ASU 2013-08 are effective for the Company beginning in the first quarter of 2014. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition or results of operations.

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

The following table presents the components of the net income (loss) allocated to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Och-Ziff Operating Group A Units	$31,191	$(222,241)	$123,273	$(458,649)
Consolidated Och-Ziff funds	56,563	29,333	169,593	104,136
Other	526	368	1,133	782

	$88,280	$(192,540)	$293,999	$(353,731)

Och-Ziff Operating Group Ownership

On November 19, 2007, the Company completed its initial public offering (“IPO”) of 36,000,000 Class A Shares and a private offering of 38,138,571 Class A Shares to DIC Sahir, a wholly owned subsidiary of Dubai International Capital LLC (collectively, the “2007 Offerings”). The Company used the net proceeds from the 2007 Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the Company’s executive managing directors and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the 2007 Offerings. The Company’s interest in the Och-Ziff Operating Group increased to 32.3% as of June 30, 2013.

Increases in the Company’s interest in the Och-Ziff Operating Group were driven by the issuance of Class A Shares in a public offering of 33,333,333 Class A Shares in November 2011 (the “2011 Offering”). Additionally, the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares (“Och-Ziff Operating Group A Unit Transactions”) and the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2013

issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”), also increased the Company’s interest in the Och-Ziff Operating Group. In the future, the Company expects to issue additional Class A Shares under its 2013 Incentive Plan. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and vesting of RSUs. These increases will be offset upon the conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2013

Fair Value Measurements Categorized within the Fair Value Hierarchy

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy:

	As of June 30, 2013
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$715,682	$—	$715,682
Residential mortgage-backed securities	—	—	347,805	—	347,805
Collateralized debt obligations	—	—	257,604	—	257,604
Energy and natural resources limited partnerships	—	—	154,005	—	154,005
Commercial real estate debt	—	—	153,712	—	153,712
Investments in affiliated funds	—	—	129,806	—	129,806
United States government obligations	93,973	—	—	—	93,973
Asset-backed securities	—	—	60,226	—	60,226
Common and preferred stock	—	—	43,196	—	43,196
Commercial mortgage-backed securities	—	—	27,715	—	27,715
Bank debt	—	—	15,634	—	15,634
Other investments	2,624	618	1,850	(931)	4,161

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$96,597	$618	$1,907,235	$(931)	$2,003,519

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$93	$4	$3,596	$(931)	$2,762

	As of December 31, 2012
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$615,634	$—	$615,634
Residential mortgage-backed securities	103	—	260,410	—	260,513
Collateralized debt obligations	—	—	265,722	—	265,722
Energy and natural resources limited partnerships	—	—	167,467	—	167,467
Commercial real estate debt	—	—	151,275	—	151,275
Investments in affiliated funds	—	—	88,298	—	88,298
United States government obligations	72,955	—	—	—	72,955
Asset-backed securities	—	—	12,234	—	12,234
Common and preferred stock	—	—	47,002	—	47,002
Commercial mortgage-backed securities	—	—	41,961	—	41,961
Bank debt	—	—	21,255	—	21,255
Other investments	457	70	183	(400)	310

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$73,515	$70	$1,671,441	$(400)	$1,744,626

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$374	$48	$1,087	$(400)	$1,109

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2013

The Company assumes that any transfers between Level I, Level II or Level III during the period occur at the beginning of the period. For the three and six months ended June 30, 2013 and 2012, there were no transfers between Level I, Level II or Level III assets or liabilities.

Reconciliation of Fair Value Measurements Categorized within Level III

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended June 30, 2013:

	Balance as of March 31, 2013	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2013
	(dollars in thousands)
Real estate investments	$650,165	$104,634	$(59,981)	$—	$20,864	$715,682
Residential mortgage-backed securities	293,503	91,825	(26,126)	—	(11,397)	347,805
Collateralized debt obligations	262,492	6,030	(17,719)	—	6,801	257,604
Energy and natural resources limited partnerships	111,626	23,739	—	—	18,640	154,005
Commercial real estate debt	150,901	41,755	(39,841)	—	897	153,712
Investments in affiliated funds	76,814	60,920	(8,728)	—	800	129,806
Asset-backed securities	10,800	54,403	(2,816)	—	(2,161)	60,226
Common and preferred stock	43,342	725	(1,189)	—	318	43,196
Commercial mortgage-backed securities	42,184	4,528	(19,173)	—	176	27,715
Bank debt	19,294	6,879	(11,877)	—	1,338	15,634
Other investments (including derivatives, net)	(1,323)	—	—	(1,161)	738	(1,746)

Total, at Fair Value	$1,659,798	$395,438	$(187,450)	$(1,161)	$37,014	$1,903,639

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended June 30, 2012:

	Balance as of March 31, 2012	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2012
	(dollars in thousands)
Real estate investments	$337,809	$47,665	$(14,097)	$—	$5,019	$376,396
Residential mortgage-backed securities	151,515	105,701	(79,533)	—	(447)	177,236
Collateralized debt obligations	99,983	44,567	(18,760)	—	6,422	132,212
Energy and natural resources limited partnerships	135,023	773	—	—	5,376	141,172
Commercial real estate debt	88,425	47,368	(16,174)	—	(8,722)	110,897
Investments in affiliated funds	31,939	1,340	—	—	428	33,707
Common and preferred stock	—	29,575	—	—	389	29,964
Commercial mortgage-backed securities	36,428	19,981	(7,394)	—	32	49,047
Other investments (including derivatives, net)	2,845	4,205	—	(3,234)	1,133	4,949

Total, at Fair Value	$883,967	$301,175	$(135,958)	$(3,234)	$9,630	$1,055,580

The following table summarizes the changes in the Company’s Level III assets and liabilities for the six months ended June 30, 2013:

	Balance as of December 31, 2012	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2013
	(dollars in thousands)
Real estate investments	$615,634	$185,293	$(172,853)	$—	$87,608	$715,682
Residential mortgage-backed securities	260,410	175,726	(86,831)	—	(1,500)	347,805
Collateralized debt obligations	265,722	30,393	(67,006)	—	28,495	257,604
Energy and natural resources limited partnerships	167,467	29,466	(53,269)	—	10,341	154,005
Commercial real estate debt	151,275	53,867	(53,709)	—	2,279	153,712
Investments in affiliated funds	88,298	101,501	(69,931)	—	9,938	129,806
Asset-backed securities	12,234	54,403	(4,175)	—	(2,236)	60,226
Common and preferred stock	47,002	725	(6,008)	—	1,477	43,196
Commercial mortgage-backed securities	41,961	14,045	(30,061)	—	1,770	27,715
Bank debt	21,255	9,078	(16,495)	—	1,796	15,634
Other investments (including derivatives, net)	(904)	—	—	(4,926)	4,084	(1,746)

Total, at Fair Value	$1,670,354	$654,497	$(560,338)	$(4,926)	$144,052	$1,903,639

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2013

The following table summarizes the changes in the Company’s Level III assets and liabilities for the six months ended June 30, 2012:

	Balance as of December 31, 2011	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2012
	(dollars in thousands)
Real estate investments	$308,019	$68,833	$(20,230)	$—	$19,774	$376,396
Residential mortgage-backed securities	147,426	175,663	(159,220)	—	13,367	177,236
Collateralized debt obligations	44,060	97,149	(23,344)	—	14,347	132,212
Energy and natural resources limited partnerships	100,827	1,878	(3,777)	—	42,244	141,172
Commercial real estate debt	82,439	52,860	(17,304)	—	(7,098)	110,897
Investments in affiliated funds	—	31,525	—	—	2,182	33,707
Common and preferred stock	—	29,575	—	—	389	29,964
Commercial mortgage-backed securities	27,256	31,221	(11,098)	—	1,668	49,047
Other investments (including derivatives, net)	2,885	4,205	—	(2,963)	822	4,949

Total, at Fair Value	$712,912	$492,909	$(234,973)	$(2,963)	$87,695	$1,055,580

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Real estate investments	$4,804	$4,117	$62,140	$17,975
Residential mortgage-backed securities	(16,903)	(3,738)	(14,605)	3,852
Collateralized debt obligations	(1,450)	(3,909)	6,459	3,205
Energy and natural resources limited partnerships	18,640	5,376	10,341	41,217
Commercial real estate debt	(2,494)	(10,657)	(1,494)	(9,144)
Investments in affiliated funds	(517)	(1,057)	1,735	849
Asset-backed securities	(2,230)	—	(2,321)	—
Common and preferred stock	240	389	1,090	389
Commercial mortgage-backed securities	(7,865)	(165)	(9,240)	1,453
Bank debt	(594)	—	(30)	—
Other investments (including derivatives, net)	(1,768)	949	(1,128)	739

Total	$(10,137)	$(8,695)	$52,947	$60,535

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

The significant unobservable inputs used in the fair value measurement of the Company’s real estate investments are discount rates, cash flow growth rates, capitalization rates, the price per square foot, the absorption percentage per year, exit multiples and credit spreads. Significant increases (decreases) in the discount rates, capitalization rates and credit spreads in isolation would be expected to result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the cash flow growth rates, the price per square foot, the absorption percentage per year and exit multiples in isolation would be expected to result in a significantly higher (lower) fair value measurement.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2013

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

The significant unobservable inputs used in the fair value measurement of the Company’s residential mortgage-backed securities that are not valued using broker quotes are discount rates and credit spreads. Significant increases (decreases) in the discount rates and credit spreads in isolation would be expected to result in a significantly lower (higher) fair value measurement.

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

JUNE 30, 2013

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

Type of Investment	Fair Value at June 30, 2013 (in thousands)	Valuation Technique	Unobservable Input	Range
Real estate investments	$715,682	Discounted cash flow	Discount rate	9.5% - 35.0%
			Cash flow growth rate	(19.8%) - 25.0%
			Capitalization rate	7.5% - 10.0%
			Price per square foot	$55.70 - $750.00
			Absorption rate per year	2.8% - 43.0%
			Exit multiple	6.1x - 8.8x
			Credit spread	1225 bps
Residential mortgage-backed securities	25,435	Discounted cash flow	Discount rate	11% - 21%
			Credit spread	765 - 1225 bps
Energy and natural resources limited partnerships	106,148	Net asset value	Illiquidity discount	20%
	7,387	Discounted cash flow	Energy differentials	10%
			Discount rate	15%
			Price of natural gas per thousand cubic feet	$5.03
			Price of oil per barrel	$80.00
Common and preferred stock	10,965	Discounted cash flow	Discount rate	22%
			Exit multiple	5.2x

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

JUNE 30, 2013

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

Fair Value of Delayed Draw Term Loan

Management estimates that the fair value of the $386.1 million outstanding under the Company’s delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”) was approximately 93% of its carrying value as of June 30, 2013, based on an analysis of comparable issuers. This fair value measurement would be categorized as Level III within the fair value hierarchy.

Balance Sheet Offsetting

In the ordinary course of business, the consolidated funds have entered into certain transactions which are subject to master agreements that provide for payment netting and that, in the case of a default or similar event with respect to the counterparty to the master agreement, provide for netting across transactions. Generally, upon a counterparty default, the fund can terminate all transactions under the master agreement and set off amounts it owes across all transactions under a particular master agreement against collateral it has received under such master agreement; provided, however, that in the case of certain defaults, the fund may only be able to terminate and setoff solely with respect to the transactions affected by the default. Generally, the funds party to these agreements manage cash and securities collateral on a counterparty basis as permitted under each master agreement. The table below presents the repurchase agreements that are set off, if any, as well as collateral received related to those repurchase agreements. No other material financial instruments were subject to master netting agreements or other similar agreements.

Securities Sold Under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Financial Instruments and Collateral Delivered	Net Amount
	(dollars in thousands)
As of June 30, 2013	$342,314	—	342,314	342,314	—
As of December 31, 2012	$223,543	—	223,543	223,543	—

5.	VARIABLE INTEREST ENTITIES

In the ordinary course of business, the Company sponsors the formation of variable interest entities (“VIEs”). These VIEs generally consist of the following categories: funds, CLOs and joint ventures. The Company has not recorded any liabilities with respect to VIEs that are not consolidated.

Funds

Many of the Company’s funds are VIEs. The Company generally serves as the general partner or the investment manager with decision-making rights for these entities. Substantially all of the funds that are VIEs managed by the Company qualify for the deferral granted under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds. Accordingly, the Company’s determination of whether it is the primary beneficiary of a fund that is a VIE is generally based on identifying the variable interest holder that is exposed to the majority of the expected losses or receives a majority of the expected residual returns. Fund investors are entitled to substantially all of the economics of these VIEs with the exception of management fees and incentive income, if any, earned by the Company. Accordingly, the determination of whether the Company is the primary beneficiary of these entities is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2013

The Company consolidates funds that are VIEs where either kick-out rights or liquidation rights were not granted to the investors in those funds, or these rights, if granted, were deemed not to be substantive. The following table presents the assets and liabilities of funds that are VIEs and consolidated by the Company:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$662,090	$585,537
Other assets of Och-Ziff funds	17,897	17,973

Total Assets	$679,987	$603,510

Liabilities
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	$94,320	$65,449
Other liabilities of Och-Ziff funds	3,146	1,993

Total Liabilities	$97,466	$67,442

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

The Company’s involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $29.8 billion and $27.7 billion as of June 30, 2013, and December 31, 2012, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from these entities. As of June 30, 2013, and December 31, 2012, the only assets arising from these variable interests related to income and fees receivable of $22.4 million and $392.9 million, respectively.

CLOs

The Company sponsors the formation of CLOs that are VIEs. CLOs are entities that issue collateralized loan instruments that offer investors the opportunity for returns that vary commensurately with the risk they assume. The loans issued by the CLOs are generally backed by asset portfolios consisting of loans or structured debt. The Company serves as collateral manager to the CLOs and receives collateral management fees for these services. The Company’s exposure to loss from these entities is limited to a decrease in the fees that may be earned in future periods from these entities. As of June 30, 2013, and December 31, 2012, the only assets related to the CLOs are income and fees receivable from these CLOs of $2.1 million and $1.6 million, respectively. Total gross assets held by these VIEs were $2.3 billion and $1.1 billion as of June 30, 2013, and December 31, 2012, respectively.

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

The Company determined that it possesses the power to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance through its role in managing collateral and credit risk. However, the Company is not an investor in the CLOs, and it has determined that the collateral management fees it expects to receive would not be significant to the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2013

economic performance of the CLOs. In addition to collateral management fees, the Company also has the potential to earn incentive income based on the performance the CLOs deliver to the holders of the subordinated notes issued by the CLOs; however, due to the hurdle rates required to be exceeded before the Company is able to earn incentive income, and the size of the subordinated notes relative to each respective CLO, the Company has determined that any incentive income from the CLO would not be significant to the economic performance of the CLO. The determination that the collateral management fees and potential incentive income earned from the CLOs would not be significant to its economic performance is based on a qualitative assessment of the nature of the fees and the CLO structures. A quantitative assessment was performed to support these conclusions, which included an analysis of the fees the Company would earn under various performance scenarios of the underlying collateral. The Company determined that under these scenarios, fees earned by the Company would not be significant to the economic performance of the CLOs. Accordingly, the Company currently does not consolidate any CLOs.

Joint Ventures

The Company holds a variable interest in a joint venture that is a VIE. The Company’s exposure to loss for this joint venture is limited to its investments in the entity, which totaled $3.8 million and $4.7 million as of June 30, 2013, and December 31, 2012, respectively, and is recorded within other assets in the Company’s consolidated balance sheets.

6.	OTHER ASSETS AND OTHER LIABILITIES

Other Assets, Net

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	21,660	21,579
Computer hardware and software	19,712	18,682
Furniture, fixtures and equipment	3,139	3,123
Accumulated depreciation and amortization	(49,089)	(45,139)

Fixed assets, net	18,022	20,845
Goodwill	22,691	22,691
Receivables	8,363	2,107
Prepaid expenses	7,806	10,530
Refundable security deposits	5,221	5,765
Investments in joint ventures	3,804	4,654
Investments in Och-Ziff funds	2,627	1,658
Intangible assets, net	2,487	2,859
Other	995	1,129

Total Other Assets, Net	$72,016	$72,238

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2013

Other Liabilities

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Deferred income of consolidated Och-Ziff funds	$117,292	$78,992
Accrued expenses	24,663	20,910
Deferred rent credit	14,222	14,498
Current income taxes payable	2,658	3,331
Other	1,276	1,798

Total Other Liabilities	$160,111	$119,529

7.	GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Professional services	$14,686	$6,813	$26,188	$11,630
Occupancy and equipment	7,305	7,043	15,190	13,751
Recurring placement and related service fees	7,333	5,941	13,866	11,301
Information processing and communications	5,279	5,189	9,883	9,885
Business development	2,767	2,733	5,154	4,715
Insurance	1,876	1,912	3,733	3,819
Other expenses	2,478	2,598	5,565	6,150

	41,724	32,229	79,579	61,251
Changes in tax receivable agreement liability	(10)	23	17	(51)

Total General, Administrative and Other	$41,714	$32,252	$79,596	$61,200

8.	INCOME TAXES

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

The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 11.9% and -4.2% for the three months ended June 30, 2013 and 2012, respectively, and 9.7% and -4.8% for the six months ended June 30, 2013 and 2012, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the executive managing directors’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2013

As of June 30, 2013, and December 31, 2012, the Company was not required to establish a liability for uncertain tax positions.

9.	EARNINGS (LOSS) PER CLASS A SHARE

Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended June 30, 2013 and 2012, the Company included, respectively, 2,044,912 and 952,982 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings (loss) per Class A Share. For the six months ended June 30, 2013 and 2012, the Company included, respectively, 1,983,147 and 1,059,747 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings (loss) per Class A Share.

The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

	Net Income Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
Three Months Ended June 30, 2013	(dollars in thousands, except per share amounts)
Basic	$4,897	152,016,631	$0.03

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		315,605,914
RSUs	—	3,883,384		—

Diluted	$4,897	155,900,015	$0.03

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
Three Months Ended June 30, 2012	(dollars in thousands, except per share amounts)
Basic	$(116,242)	141,722,881	$(0.82)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		295,742,476
RSUs	—	—		8,553,594

Diluted	$(116,242)	141,722,881	$(0.82)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2013

	Net Income Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
Six Months Ended June 30, 2013	(dollars in thousands, except per share amounts)
Basic	$30,966	151,335,477	$0.20

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		315,605,914
RSUs	—	2,421,389		—

Diluted	$30,966	153,756,866	$0.20

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
Six Months Ended June 30, 2012	(dollars in thousands, except per share amounts)
Basic	$(238,986)	141,308,533	$(1.69)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		295,742,476
RSUs	—	—		8,553,594

Diluted	$(238,986)	141,308,533	$(1.69)

10.	RELATED PARTY TRANSACTIONS

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

JUNE 30, 2013

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$7,371	$6,346	$14,835	$12,401
Incentive income	$1,589	$591	$1,715	$638
Fees waived on investments held by related parties:
Management fees	$3,561	$3,303	$7,019	$6,449

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the three months ended June 30, 2013 and 2012, the Company charged Mr. Och $53 thousand and $80 thousand, respectively, based on market rates for his personal use of the aircraft. For the six months ended June 30, 2013 and 2012, the Company charged Mr. Och $405 thousand and $210 thousand, respectively, for his personal use of the aircraft.

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

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York and various other operating leases for its offices in London, Hong Kong, Beijing and Mumbai. The Company also has operating leases for other locations, as well as

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2013

operating and capital leases on computer hardware. The related capital lease commitments have not changed materially since December 31, 2012. During the second quarter of 2013, the Company extended its operating lease for its headquarters in New York through 2029. The table below presents total future minimum lease payments for all of the Company’s operating leases, including the extension discussed above.

Minimum Lease Payments
(dollars in thousands)
Remainder of 2013	$9,958
2014	19,867
2015	21,520
2016	23,196
2017	23,194
Thereafter	217,865

Total Minimum Lease Payments	$315,600

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

JUNE 30, 2013

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

In addition, expenses related to compensation arrangements based on fund investment performance are recognized at the end of the relevant performance measurement period (generally in the fourth quarter of each year), as management determines the total amount of compensation under these arrangements once the investment performance of the relevant fund over the applicable performance measurement period is known.

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

Och-Ziff Funds Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$155,322	$139,493	$381,068	$256,471
Economic Income	$97,691	$93,248	$270,926	$168,649

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2013

Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Total consolidated revenues	$207,836	$178,422	$478,206	$319,346
Adjustment to management fees(1)	(4,638)	(4,271)	(8,656)	(8,473)
Adjustment to incentive income(2)	—	—	1,114	—
Other Operations revenues	(2,666)	(2,362)	(5,547)	(4,849)
Income of consolidated Och-Ziff funds	(45,210)	(32,296)	(84,049)	(49,553)

Economic Income Revenues - Och-Ziff Funds segment	$155,322	$139,493	$381,068	$256,471

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.
(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

Reconciliation of Och-Ziff Funds Economic Income to Net Income (Loss) Allocated to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders	$4,897	$(116,242)	$30,966	$(238,986)
Net income (loss) allocated to the Och-Ziff Operating Group A Units	31,191	(222,241)	123,273	(458,649)
Equity-based compensation	40,319	16,267	63,037	34,075
Income taxes	12,625	12,491	35,017	26,895
Reorganization expenses	4,021	398,416	8,042	796,832
Allocations to Och-Ziff Operating Group D Units	1,390	1,368	5,590	2,432
Depreciation and amortization	2,002	2,321	4,322	4,679
Adjustment for expenses related to compensation arrangements based on fund investment performance	2,276	1,685	3,279	2,965
Other Operations	(821)	(727)	(1,801)	(1,220)
Other adjustments	(209)	(90)	(799)	(374)

Economic Income - Och-Ziff Funds segment	$97,691	$93,248	$270,926	$168,649

13.	SUBSEQUENT EVENTS

On August 2, 2013, the Company announced a cash dividend of $0.14 per Class A Share. The dividend is payable on August 19, 2013, to holders of record as of the close of business on August 12, 2013.

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

Overview

Overview of Our 2013 Second Quarter and First Half Results

As of June 30, 2013, our assets under management were $36.6 billion, 22% higher than $29.9 billion as of June 30, 2012, and 12% higher than $32.6 billion as of December 31, 2012. The year-to-date increase was driven by performance-related appreciation of $2.0 billion and capital net inflows of $2.0 billion, which included approximately $1.2 billion of CLOs. Our year-to-date capital net inflows reflected interest from fund investors in our dedicated credit platforms, particularly in the United States. Pension funds remained our largest source of new capital on a year-to-date basis through June 30, 2013. We continue to meet with current and prospective investors and conversations with both have increased since the beginning of 2013.

We are seeking to expand and diversify our business by growing the assets under management in our dedicated credit, real estate and long/short equity special situations platforms. These products complement our multi-strategy funds and, as such, we believe are attractive investment alternatives to our current and prospective fund investors.

For the second quarter of 2013, we reported GAAP net income allocated to Class A Shareholders of $4.9 million, compared to a net loss of $116.2 million for the second quarter of 2012, and net income of $31.0 million for the first half of 2013, compared to a net loss of $239.0 million for the first half of 2012. The improvement in our GAAP results was driven by a decrease in Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units issued in connection with the IPO. Substantially all of these units were fully vested as of November 2012. Also contributing to the improvement in our GAAP results in both periods was an increase in management fees and incentive income. These increases were partially offset by increases in compensation and benefits and general, administrative and other expenses.

We reported Economic Income for the Company of $98.5 million for the second quarter of 2013, compared to $94.0 million for the second quarter of 2012, and $272.7 million for the first half of 2013, compared to $169.9 million for the first half of 2012. The year-over-year increase for both periods was principally driven by higher incentive income and management fees, partially offset by increases in non-compensation expenses and compensation and benefits. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year changes in Economic Income, please see “—Economic Income Analysis.”

Overview of 2013 Second Quarter and First Half Fund Performance

During the second quarter and first half of 2013, the OZ Master Fund generated a net return of 2.4% and 6.5%, respectively; the OZ Europe Master Fund generated a net return of 1.0% and 4.9%, respectively; and the OZ Asia Master Fund generated a net return of 2.8% and 8.5%, respectively. For the first half of 2013, these returns were generated with approximately 52% of the volatility of the S&P 500 Index on a weighted-average basis. During the second quarter of 2013, we extended the strong returns we generated in the first quarter and protected investor capital through effective asset allocation and exposure management in response to the volatile market environment in late May and throughout June.

The most significant contributors to our investment performance during the first half of 2013 were our credit-related and long/short equity special situations strategies. We remained fully invested in the OZ Master Fund as of the end of the second quarter. For important information about our fund performance data, please see “—Assets Under Management and Fund Performance Information.”

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

Following a positive and relatively stable first quarter, equity markets began the second quarter of 2013 on a strong note. However, beginning in mid-May and continuing through June, market stability deteriorated as uncertainty increased about the pace of a potential reduction in quantitative easing by the United States Federal Reserve. As a result, equity markets experienced increased volatility and declined in value globally. Despite reports of improved U.S. economic data during the quarter, the S&P 500 Index generated its first negative monthly total return of 2013 in June, and the 10-year U.S. Treasury yield rose above 2.5% for the first time since August 2011. Similarly, in Europe, supportive commentary from the European Central Bank was outweighed by the global market sell-off, and in June the EURO STOXX 50 witnessed its first monthly loss in over a year. Asian markets were also not immune to the sell-off. In Japan, increased volatility and investor disappointment regarding the Japanese government’s growth policy resulted in the NIKKEI 225 briefly entering bear market territory. In China, slowed growth, stalled industrial production and weak manufacturing data caused investors to remain cautious.

Following a strong first quarter, corporate credit spreads tightened early in the second quarter of 2013. In mid-May, investor concerns regarding the potential reduction in quantitative easing by the United States Federal Reserve caused interest rates to rise as investors moved to the sidelines and the high-yield market experienced record outflows. The global interest rate sell-off reduced issuance in the high yield market. In contrast, strong demand for floating rate instruments caused year-to-date leveraged loan issuance to reach new records. In Europe, corporate credit markets performed well despite volatile market conditions globally during the second quarter. In Asia, bond markets were dislocated for much of the quarter in response to the United States Federal Reserve’s comments and concerns about growth in China.

Capital Flow Environment

During the second quarter of 2013, hedge fund industry assets grew by a net amount of approximately $40 billion, or 1.7%, to $2.4 trillion, according to Hedge Fund Research. Net new industry inflows of approximately $15 billion decreased slightly from first quarter levels, although year-to-date net inflows of approximately $30 billion were more than double the amount allocated to the industry in the second half of 2012. We remain confident that industry allocations will increase as market conditions stabilize further, and as institutional investors increase their focus on enhancing the returns of their equity and fixed income portfolios.

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

Information with respect to our assets under management throughout this report, including the tables set forth in this discussion and analysis, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. As of June 30, 2013, approximately 9% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 32% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.

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

Summary of Changes in Assets Under Management

The table below presents the changes to our assets under management and our weighted-average assets under management for the respective periods. Weighted-average assets under management exclude the impact of second quarter investment performance for the periods presented, as these amounts do not impact management fees calculated for that period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Balance-beginning of period	$34,992,271	$30,116,849	$32,603,930	$28,766,340
Net flows	895,263	(185,516)	1,986,237	(248,651)
Appreciation (Depreciation)	679,538	(3,603)	1,976,905	1,410,041

Balance-end of period	$36,567,072	$29,927,730	$36,567,072	$29,927,730

Weighted-average assets under management	$35,306,208	$29,763,232	$34,126,256	$29,164,976

In the first half of 2013, our funds experienced performance-related appreciation of $2.0 billion and capital net inflows of $2.0 billion, which were comprised of $4.4 billion of gross inflows and $2.4 billion of gross outflows. Our gross inflows for the first half of 2013 also included $1.2 billion related to the launch of our third and fourth CLOs. Direct allocations from pension funds continued to be the largest driver of our inflows (excluding CLOs), while redemptions from pension funds were the largest driver of our outflows for the first half of 2013.

In the first half of 2012, our funds experienced performance-related appreciation of $1.4 billion and capital net outflows of $248.7 million, which were comprised of $1.4 billion of gross inflows and $1.7 billion of gross outflows. Direct allocations from pension funds were the largest driver of our inflows, while redemptions from fund-of-funds were the largest driver of our outflows.

Assets Under Management and Fund Performance Information

	June 30,
	2013	2012
	(dollars in thousands)
Multi-strategy funds
OZ Master Fund	$22,767,485	$20,807,573
OZ Europe Master Fund	1,865,234	2,057,464
OZ Asia Master Fund	1,181,068	1,577,092
Other multi-strategy funds	3,250,229	2,380,271
Credit funds	3,846,222	1,684,796
CLOs	2,152,217	13,746
Real estate funds	864,535	914,163
Other	640,082	492,625

Total	$36,567,072	$29,927,730

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

The performance information reflected in this discussion and analysis is not indicative of the performance of our Class A Shares and is not necessarily indicative of the future results of any particular fund. An investment in our Class A Shares is not an investment in any of our funds. There can be no assurance that any of our existing or future funds will achieve similar results.

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

Multi-Strategy Funds

We currently manage three main investment funds on a multi-strategy basis, across multiple geographies, as well as various other smaller multi-strategy funds. Management fees for these funds generally range from 1.5% to 2.5%. Incentive income for these funds is earned at the end of the applicable performance measurement period, which generally ranges from one to three years. The measurement period for the majority of these assets is one year and expires on December 31 each year. See “—Understanding Our Results—Incentive Income” for additional information.

OZ Master Fund

	Assets Under Management as of June 30,		Net Returns for the Three Months Ended June 30,		Net Returns for the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
OZ Master Fund	$22,767,485	$20,807,573	2.4%	0.2%	6.5%	4.9%

The $2.0 billion year-over-year increase in assets under management was driven by performance-related appreciation in each of the last two quarters of 2012 and the first two quarters of 2013, as well as capital net inflows in the second quarter of 2013. These increases were partially offset by capital net outflows in the last two quarters of 2012 and the first quarter of 2013.

For the three months ended June 30, 2013, convertible and derivative arbitrage contributed approximately 7% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 16%; long/short equity special situations contributed approximately 37%; merger arbitrage contributed approximately 14%; private investments contributed approximately -2%; structured credit contributed approximately 32%; and other items contributed approximately -4%.

For the three months ended June 30, 2012, convertible and derivative arbitrage contributed approximately 30% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 39%; long/short equity special situations contributed approximately -118%; merger arbitrage contributed approximately 17%; private investments contributed approximately -1%; structured credit contributed approximately 136%; and other items contributed approximately -3%.

For the six months ended June 30, 2013, convertible and derivative arbitrage contributed approximately 4% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 17%; long/short equity special situations contributed approximately 46%; merger arbitrage contributed approximately 7%; private investments contributed approximately -3%; structured credit contributed approximately 31%; and other items contributed approximately -2%.

For the six months ended June 30, 2012, convertible and derivative arbitrage contributed approximately 7% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 23%; long/short equity special situations contributed approximately 25%; merger arbitrage contributed approximately 3%; private investments contributed approximately 3%; structured credit contributed approximately 40%; and other items contributed approximately -1%.

OZ Europe Master Fund

	Assets Under Management as of June 30,		Net Returns for the Three Months Ended June 30,		Net Returns for the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
OZ Europe Master Fund	$1,865,234	$2,057,464	1.0%	-1.4%	4.9%	3.4%

The $192.2 million year-over-year decrease in assets under management was driven by capital net outflows in each of the last two quarters of 2012 and the first two quarters of 2013, partially offset by performance-related appreciation in each of those quarters.

For the three months ended June 30, 2013, convertible and derivative arbitrage contributed approximately 4% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 51%; long/short equity special situations contributed approximately 20%; merger arbitrage contributed approximately 17%; private investments contributed approximately -65%; structured credit contributed approximately 70%; and other items contributed approximately 3%.

For the three months ended June 30, 2012, convertible and derivative arbitrage contributed approximately -17% of the fund’s return before management fees and incentive income; corporate credit contributed approximately -6%; long/short equity special situations contributed approximately 84%; merger arbitrage contributed approximately -33%; private investments contributed approximately 117%; structured credit contributed approximately -49%; and other items contributed approximately 4%.

For the six months ended June 30, 2013, corporate credit contributed approximately 37% of the fund’s return before management fees and incentive income; long/short equity special situations contributed approximately 56%; merger arbitrage contributed approximately 3%; private investments contributed approximately -34%; structured credit contributed approximately 36%; and other items contributed approximately 2%.

For the six months ended June 30, 2012, convertible and derivative arbitrage contributed approximately 3% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 35%; long/short equity special situations contributed approximately 35%; merger arbitrage contributed approximately 7%; private investments contributed approximately -22%; structured credit contributed approximately 43%; and other items contributed approximately -1%.

OZ Asia Master Fund

	Assets Under Management as of June 30,		Net Returns for the Three Months Ended June 30,		Net Returns for the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
OZ Asia Master Fund	$1,181,068	$1,577,092	2.8%	-3.4%	8.5%	2.3%

The $396.0 million year-over-year decrease in assets under management was driven by capital net outflows in each of the last two quarters of 2012 and the first two quarters of 2013, partially offset by performance-related appreciation in each of those quarters.

For the three months ended June 30, 2013, convertible and derivative arbitrage contributed approximately 8% of the fund’s return before management fees and incentive income; corporate credit contributed approximately -9%; long/short equity special situations contributed approximately 130%; merger arbitrage contributed approximately -4%; private investments contributed approximately -21%; and other items contributed approximately -4%.

For the three months ended June 30, 2012, convertible and derivative arbitrage contributed approximately -2% of the fund’s return before management fees and incentive income; corporate credit contributed approximately -17%; long/short equity special situations contributed approximately 92%; merger arbitrage contributed approximately 1%; private investments contributed approximately 20%; and other items contributed approximately 6%.

For the six months ended June 30, 2013, convertible and derivative arbitrage contributed approximately 11% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 3%; long/short equity special situations contributed approximately 100%; merger arbitrage contributed approximately -1%; private investments contributed approximately -9%; and other items contributed approximately -4%.

For the six months ended June 30, 2012, convertible and derivative arbitrage contributed approximately 14% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 40%; long/short equity special situations contributed approximately 59%; merger arbitrage contributed approximately -4%; private investments contributed approximately -6%; and other items contributed approximately -3%.

Other Multi-Strategy Funds

The remaining assets under management in our multi-strategy funds generally invest in strategies similar to the OZ Master Fund; however, investment performance for these funds may vary materially from the returns of the OZ Master Fund.

The $870.0 million year-over-year increase in assets under management was driven by capital net inflows and performance-related appreciation in each of the last two quarters of 2012 and the first two quarters of 2013.

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

The $2.2 billion year-over-year increase in assets under management was driven by the continued growth in our various credit funds, including the restructuring and expansion of a relationship with an existing investor that resulted in the recognition of $69.6 million of incentive income during the first quarter of 2013.

CLOs

In the second half of 2012, we raised $985.9 million of assets under management in our CLOs. In the first half of 2013, we raised an additional $1.2 billion, for a total of $2.2 billion in CLO assets under management. Management fees for the CLOs are generally 0.50% based on the par value of the collateral and cash held in the CLOs. Incentive income from our CLOs is equal to 20% of the excess cash flows due to the holders of the subordinated notes issued by the CLOs, subject to a stated hurdle rate.

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

The $49.6 million year-over-year decrease in assets under management was driven by the wind-down of our first domestic real estate fund, partially offset by increases related to our second domestic real estate fund.

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

The $147.5 million year-over-year increase in assets under management was driven primarily by the launch of additional strategy-specific products for our fund investors.

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

Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate for the second quarter of 2013 was approximately 1.53%. This average rate takes into account the effect of non-fee paying assets under management, as well as our credit funds, CLOs, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes.

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

As of June 30, 2013, the performance measurement periods with respect to approximately $9.4 billion, or 25.6%, of our assets under management were longer than one year. These assets under management include assets subject to three-year performance measurement periods in the OZ Master Fund and other multi-strategy funds, as well as assets in our credit funds, CLOs, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets, excluding CLOs, is based on the cumulative investment performance over a specified measurement period, and is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets may also be subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition to us of a full 20% of the net profits attributable to investors in these assets. Incentive income from our CLOs is based on the excess cash flows due to the holders of the subordinated notes issued by the CLOs, subject to a stated hurdle rate.

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

Compensation and benefits also includes equity-based compensation expense, which is primarily in the form of RSUs and Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings. Subsequent to the 2007 Offerings we have issued Och-Ziff Operating Group D Units to certain executive managing directors. Our Eligible Pre-IPO Partners (as defined below) may be eligible to receive awards, including cash and Och-Ziff Operating Group D Units under The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan (the “PIP”), which is described further below. We may also issue additional performance-related Och-Ziff Operating Group D Units or make discretionary performance cash payments to our executive managing directors. These Och-Ziff Operating Group D Units are not considered equity under GAAP and no equity-based compensation expense is recognized related to these units. Allocations to the Och-Ziff Operating Group D Units are recorded within compensation and benefits, and are done on a pro rata basis with the Och-Ziff Operating Group A Units (held by our executive managing directors and the Ziffs) and the Och-Ziff Operating Group B Units (held by our intermediate holding companies). Upon the conversion of Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Och-Ziff Operating Group D Units are converted into Och-Ziff Operating Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units.

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

General, Administrative and Other. General, administrative and other expenses are related to professional services, occupancy and equipment, recurring placement and related service fees, information processing and communications, business development, insurance, changes in our tax receivable agreement liability and other miscellaneous expenses.

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

Net Income (Loss) Allocated to Noncontrolling Interests

Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Och-Ziff Operating Group A Units held by our executive managing directors and the Ziffs, and fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in net income (loss) allocated to the Och-Ziff Operating Group A Units are driven by the earnings (losses) of the Och-Ziff Operating Group. Increases or decreases in the net income (loss) allocated to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings (losses) of those funds.

Our interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and vesting of RSUs. These increases will be offset upon the conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.

Results of Operations

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Management fees	$139,499	$127,492	$269,909	$249,574
Incentive income	22,905	18,414	123,065	19,635
Other revenues	222	220	1,183	584
Income of consolidated Och-Ziff funds	45,210	32,296	84,049	49,553

Total Revenues	$207,836	$178,422	$478,206	$319,346

Total revenues for the quarter-to-date period increased by $29.4 million primarily due to the following:

•

A $12.9 million increase in income of consolidated Och-Ziff funds. The majority of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. A portion of this income may be allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•

A $12.0 million increase in management fees primarily due to the year-over-year growth in assets under management. This growth was driven by a combination of performance-related appreciation and capital net inflows. See “—Economic Income Analysis” for information regarding our average management fee rate.

Total revenues for the year-to-date period increased by $158.9 million primarily due to the following:

•

A $103.4 million increase in incentive income driven by the crystallization of $69.6 million of incentive income on certain of our credit assets due to the restructuring of terms and expansion of a relationship with an existing investor in the first quarter of 2013. The remaining increase was principally attributable to incentive income on our multi-strategy assets under management for which the three-year measurement period expired during the first quarter of 2013.

•

A $34.5 million increase in income of consolidated Och-Ziff funds. The majority of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. A portion of this income may be allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•

A $20.3 million increase in management fees primarily due to the year-over-year growth in assets under management. This growth was driven by a combination of performance-related appreciation and capital net inflows. See “—Economic Income Analysis” for information regarding our average management fee rate.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Compensation and benefits	$69,283	$41,321	$120,698	$82,191
Reorganization expenses	4,021	398,416	8,042	796,832
Interest expense	1,735	1,212	3,465	2,455
General, administrative and other	41,714	32,252	79,596	61,200
Expenses of consolidated Och-Ziff funds	3,947	2,939	7,862	5,051

Total Expenses	$120,700	$476,140	$219,663	$947,729

Total expenses for the quarter-to-date period decreased by $355.4 million primarily due to the following:

•

A $394.4 million decrease in Reorganization expenses, as substantially all of the Och-Ziff Operating Group A Units granted in connection with the Reorganization were expensed on a straight-line basis over a five-year vesting period following the 2007 Offerings, which concluded in November 2012.

•

A $28.0 million offsetting increase in compensation and benefits primarily due to $24.1 million higher equity-based compensation. The increase in equity-based compensation was driven in part by a $12.9 million one-time charge taken in the second quarter of 2013 related to the conversion of vested Och-Ziff Operating Group D Units (non-equity interests) into Och-Ziff Operating Group A Units. The remaining increase in equity-based compensation was principally attributable to amortization of

Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the end of the second quarter of 2012. Growth in salaries and benefits due in part to an increase in our worldwide headcount from 448 as of June 30, 2012, to 503 as of June 30, 2013 drove the remaining increase in compensation and benefits.

•

A $9.5 million offsetting increase in general, administrative and other expenses primarily due to $7.9 million higher professional services fees related to business operations, infrastructure, and expenses associated with regulation and compliance.

Total expenses for the year-to-date period decreased by $728.1 million primarily due to the following:

•

A $788.8 million decrease in Reorganization expenses, as substantially all of the Och-Ziff Operating Group A Units granted in connection with the Reorganization were expensed on a straight-line basis over a five-year vesting period following the 2007 Offerings, which concluded in November 2012.

•

A $38.5 million offsetting increase in compensation and benefits primarily due to a $29.0 million increase in equity-based compensation. The increase in equity-based compensation was driven in part by a $12.9 million one-time charge taken in the second quarter of 2013 related to the conversion of vested Och-Ziff Operating Group D Units (non-equity interests) into Och-Ziff Operating Group A Units. The remaining increase in equity-based compensation was principally attributable to amortization of Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the end of the second quarter of 2012. Growth in salaries and benefits due in part to the increase in our worldwide headcount discussed above drove the remaining increase in compensation and benefits.

•

An $18.4 million offsetting increase in general, administrative and other expenses primarily due to $14.6 million higher professional services fees related to business operations, infrastructure, and expenses associated with regulation and compliance.

Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	$417	$(382)	$722	$(288)
Change in deferred income of consolidated Och-Ziff funds	(17,642)	(7,055)	(38,300)	(22,427)
Net gains of consolidated Och-Ziff funds	35,891	8,864	139,017	85,276

Total Other Income	$18,666	$1,427	$101,439	$62,561

Total other income for the quarter-to-date period increased by $17.2 million primarily due to the following:

•

A $27.0 million increase in net gains of consolidated Och-Ziff funds. The majority of these net gains are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. A portion of these net gains is allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•

A $10.6 million offsetting decrease in other income resulting from the change in deferred income of consolidated Och-Ziff funds. This change was driven by the increase in income and net gains of consolidated Och-Ziff funds discussed above. We defer our incentive income allocation from these funds until the performance measurement period ends and any incentive income allocated to us is no longer subject to repayment.

Total other income for the year-to-date period increased by $38.9 million primarily due to the following:

•

A $53.7 million increase in net gains of consolidated Och-Ziff funds. The majority of these net gains are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. A portion of these net gains is allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•

A $15.9 million offsetting decrease in other income resulting from the change in deferred income of consolidated Och-Ziff funds. This change was driven by the increase in income and net gains of consolidated Och-Ziff funds discussed above. We defer our incentive income allocation from these funds until the performance measurement period ends and any incentive income allocated to us is no longer subject to repayment.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Income taxes	$12,625	$12,491	$35,017	$26,895

Income tax expense increased year-over-year by $134 thousand for the quarter-to-date period and $8.1 million for the year-to-date period. The increase for the year-to-date period was primarily due to higher incentive income as discussed above.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 11.9% and -4.2% for the three months ended June 30, 2013 and 2012, respectively, and 9.7% and -4.8% for the six months ended June 30, 2013 and 2012, respectively.

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

As of and for the three and six months ended June 30, 2013 and 2012, we were not required to establish a liability for uncertain tax positions.

Net Income (Loss) Allocated to Noncontrolling Interests

The following table presents the components of the net income (loss) allocated to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Och-Ziff Operating Group A Units	$31,191	$(222,241)	$123,273	$(458,649)
Consolidated Och-Ziff funds	56,563	29,333	169,593	104,136
Other	526	368	1,133	782

Total	$88,280	$(192,540)	$293,999	$(353,731)

Net income (loss) allocated to noncontrolling interests for the quarter-to-date period increased by $280.8 million primarily due to the following:

•	A $253.4 million improvement in the earnings allocated to the Och-Ziff Operating Group A Units driven by the decrease in Reorganization expenses and the increase in incentive income discussed above.

•	A $27.2 million increase in the amount of net income allocated to the consolidated Och-Ziff funds driven by the increase in income and net gains of consolidated Och-Ziff funds discussed above.

Net income (loss) allocated to noncontrolling interests for the year-to-date period increased by $647.7 million primarily due to the following:

•	A $581.9 million improvement in the earnings allocated to the Och-Ziff Operating Group A Units driven by the decrease in Reorganization expenses and the increase in incentive income discussed above.

•

A $65.5 million increase in the amount of net income allocated to the consolidated Och-Ziff funds driven primarily by the increase in income and net gains of consolidated Och-Ziff funds discussed above.

Our executive managing directors’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units increased from 67.6% as of June 30, 2012 to 67.7% as of June 30, 2013. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net income in future periods as income of the Och-Ziff Operating Group is allocated to these interests.

Net Income (Loss) Allocated to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders	$4,897	$(116,242)	$30,966	$(238,986)

The improvement in our GAAP results for both periods was driven by higher incentive income and management fees and lower Reorganization expenses, partially offset by increases in compensation and benefits and general, administrative and other expenses.

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

In addition, expenses related to compensation arrangements based on fund investment performance are recognized at the end of the relevant performance measurement period (generally in the fourth quarter of each year), as management determines the total amount of compensation under these arrangements once the investment performance of the relevant fund over the applicable performance measurement period is known.

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

We conduct substantially all of our operations through our only reportable segment under GAAP, the Och-Ziff Funds segment, which provides asset management services to our multi-strategy funds, credit funds, CLOs and other alternative investment vehicles. Other Operations are primarily comprised of our real estate business, which provides asset management services to our real estate funds.

Economic Income Revenues (Non-GAAP)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$132,198	$2,663	$134,861	$120,862	$2,359	$123,221
Incentive Income	22,905	—	22,905	18,414	—	18,414
Other revenues	219	3	222	217	3	220

Total Economic Income Revenues	$155,322	$2,666	$157,988	$139,493	$2,362	$141,855

Economic Income revenues for the quarter-to-date period increased by $16.1 million primarily due to an $11.6 million increase in management fees. The increase in management fees was primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. Our average management fee rate was 1.53% for the second quarter of 2013, lower than the 1.67% for the second quarter of 2012. This decline was due primarily to an increase in our dedicated credit platforms and CLOs. These products generally have lower management fee rates than our traditional hedge fund products, consistent with market convention for these products.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$255,713	$5,540	$261,253	$236,355	$4,746	$241,101
Incentive Income	124,179	—	124,179	19,635	—	19,635
Other revenues	1,176	7	1,183	481	103	584

Total Economic Income Revenues	$381,068	$5,547	$386,615	$256,471	$4,849	$261,320

Economic Income revenues for the year-to-date period increased by $125.3 million primarily due to the following:

•

A $104.5 million increase in incentive income driven by the crystallization of $69.6 million of incentive income on certain of our credit assets due to the restructuring of terms and expansion of a relationship with an existing investor in the first quarter of 2013. The remaining increase was principally attributable to incentive income on our multi-strategy assets under management for which the three-year measurement period expired during the first quarter of 2013.

•

A $20.2 million increase in management fees primarily due to the year-over-year growth in assets under management. This growth was driven by a combination of performance-related appreciation and capital net inflows. Our average management fee was 1.54% for the first half of 2013, lower than the 1.66% for the first half of 2012. This decline was due primarily to an increase in our dedicated credit platforms and CLOs, as discussed above.

Economic Income Expenses (Non-GAAP)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$24,213	$1,084	$25,297	$21,058	$941	$21,999
Non-compensation expenses	33,724	400	34,124	24,804	375	25,179

Total Economic Income Expenses	$57,937	$1,484	$59,421	$45,862	$1,316	$47,178

Economic Income expenses for the quarter-to-date period increased by $12.2 million primarily due to $8.9 million higher non-compensation expenses, which was driven by a $7.9 million increase in professional services fees related to business operations, infrastructure, and expenses associated with regulation and compliance. The ratio of non-compensation expenses to management fees was 25% for the second quarter of 2013, compared to 20% for the second quarter of 2012. The increase was due primarily to non-compensation expenses growing at a faster rate than management fees.

The ratio of salaries and benefits to management fees was 16% in both the 2013 and 2012 second quarters.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$46,646	$2,146	$48,792	$40,801	$1,917	$42,718
Non-compensation expenses	64,044	811	64,855	46,800	926	47,726

Total Economic Income Expenses	$110,690	$2,957	$113,647	$87,601	$2,843	$90,444

Economic Income expenses for the year-to-date period increased by $23.2 million due to the following:

•

A $17.1 million increase in non-compensation expenses driven by a $14.6 million increase in professional services fees related to business operations, infrastructure, and expenses associated with regulation and compliance. The ratio of non-compensation expenses to management fees was 25% for the first half of 2013, compared to 20% for the first half of 2012. The increase was due primarily to non-compensation expenses growing at a faster rate than management fees.

•

A $6.1 million increase in compensation and benefits driven by an increase in salaries and benefits due in part to an increase in our worldwide headcount as discussed above in “—Results of Operations.” The ratio of salaries and benefits to management fees was 17% in the first half of 2013, compared to 16% in the first half of 2012. The increase was due to salaries and benefits increasing at a faster rate than management fees.

Other Economic Income Items (Non-GAAP)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$305	$—	$305	$(383)	$—	$(383)
Net income (loss) allocated to noncontrolling interests	$(1)	$361	$360	$—	$319	$319

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$540	$—	$540	$(221)	$(111)	$(332)
Net income (loss) allocated to noncontrolling interests	$(8)	$789	$781	$—	$675	$675

Net gains (losses) on joint ventures represent the gains (losses) on joint ventures established to expand certain of our private investments platforms. Net income (loss) allocated to noncontrolling interests represents the amount of income (loss) that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us.

Economic Income (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$97,691	$93,248	$270,926	$168,649
Other Operations	821	727	1,801	1,220

Total Company	$98,512	$93,975	$272,727	$169,869

Economic Income increased $4.5 million for the quarter-to-date period and $102.9 million for the year-to-date period primarily due to higher incentive income and management fees, partially offset by increases in non-compensation expenses and compensation and benefits.

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

Debt Obligations

In June 2012, we refinanced the indebtedness outstanding under our 2007 Term Loan, as well as the indebtedness outstanding under our aircraft loan. A $384.5 million borrowing under the Delayed Draw Term Loan was used to fund these refinancings, with the balance being used for general corporate purposes. A $6.5 million borrowing under the facility was made in November 2011 to fund a portion of the 2007 Term Loan repurchased and retired in connection with the 2011 Offering. As of June 30, 2013, the total indebtedness outstanding under the Delayed Draw Term Loan was $386.1 million.

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

The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the Delayed Draw Term Loan) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of June 30, 2013, we were in compliance with these covenants.

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

The Delayed Draw Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio of 4.0 to 1.0 and no default or event of default has occurred and is continuing. As of June 30, 2013, the Och-Ziff Operating Group had not incurred any unsecured indebtedness. We will not be permitted to make distributions from the Och-Ziff Operating Group if we are in default under the Delayed Draw Term Loan.

The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains (or losses) on investments and dividends and interest from investments. As of June 30, 2013, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

As of June 30, 2013, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $749.2 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

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

Dividends and Distributions

The following table presents the cash dividends declared on our Class A Shares in 2013 and the related cash distributions to our executive managing directors and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors and the Ziffs (dollars in thousands)
August 19, 2013	August 12, 2013	$0.14	$57,281
May 20, 2013	May 13, 2013	$0.28	$111,380
February 26, 2013	February 19, 2013	$0.75	$287,270

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

Cash Flows Analysis

Operating Activities. Net cash from operating activities was $657.0 million and $(30.3) million for the six months ended June 30, 2013 and 2012, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate, as these entities are investment companies for GAAP purposes, and therefore their investment-related cash flows are classified within operating activities. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.

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

Financing Activities. Net cash from financing activities was $(577.2) million and $53.9 million for the six months ended June 30, 2013 and 2012, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and withholding taxes on vested RSUs. Contributions from noncontrolling interests, substantially all of which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.

We paid dividends to our Class A Shareholders of $152.9 million and $19.6 million and paid distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units of $388.6 million and $56.5 million for the six months ended June 30, 2013 and 2012, respectively.

Additionally, during the second quarter of 2012 we repaid the outstanding obligations under our 2007 Term Loan and our aircraft loan through a $384.5 million borrowing under our Delayed Draw Term Loan. See “—Debt Obligations” for additional information.

The decrease in net cash provided by financing activities was primarily due to increases in distributions on the Och-Ziff Operating Group A Units and dividends to Class A Shareholders. These increases were driven by the higher incentive income in 2012 compared to 2011, partially offset by higher discretionary cash bonuses related to 2012 compared to 2011, as discussed above in “—Operating Activities.” Also contributing to the decrease were higher cash outflows to investors in the consolidated funds.

Contractual Obligations

During the second quarter of 2013, we extended the operating lease for our headquarters in New York through 2029. The table below presents total future minimum lease payments for all of our operating leases, including this lease extension. There have been no significant changes to our other contractual obligations reported in our Annual Report.

	Remainder of 2013	2014 - 2015	2016 - 2017	2018 - Thereafter	Total
Operating leases	$9,958	$41,387	$46,390	$217,865	$315,600

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

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

As of June 30, 2013, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 53% within Level I; approximately 12% within Level II; and approximately 35% within Level III. As of December 31, 2012, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 15% within Level II; and approximately 37% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

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

As of June 30, 2013, the only assets and liabilities carried at fair value in our consolidated balance sheet were the investment holdings of the consolidated Och-Ziff funds. The majority of the investments held by the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).

The following table presents our net economic exposure to these Level III investments:

June 30, 2013
(dollars in thousands)
Level III assets and liabilities (net) of consolidated Och-Ziff funds	$1,903,639
Less: Level III assets and liabilities (net) for which we do not bear economic exposure	(1,899,392)

Net Economic Exposure to Level III Assets and Liabilities (net)	$4,247

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

Och-Ziff Corp generated taxable income of $78.2 million in the first half of 2013 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.1 billion over the remaining 10-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported annual net losses on a GAAP basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.

To generate $2.1 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $36.1 billion as of July 1, 2013, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

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

As of June 30, 2013, we had $117.4 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $162.5 million of net operating losses available to offset future taxable income for state income tax purposes and $152.6 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of June 30, 2013, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $9.3 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to GAAP that went into effect during the first half of 2013 are expected to have an impact on our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

None of the changes to GAAP that are not yet effective are expected to have an impact on our future trends.

Economic Income Reconciliations

The following tables present the reconciliations of Economic Income to our GAAP net income (loss) allocated to Class A Shareholders for the periods presented in this MD&A:

	Three Months Ended June 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$4,125	$772	$4,897
Equity-based compensation	40,319	—	40,319
Net income allocated to the Och-Ziff Operating Group A Units	31,191	—	31,191
Income taxes	12,625	—	12,625
Reorganization expenses	4,021	—	4,021
Adjustment for expenses related to compensation arrangements based on fund investment performance	2,276	—	2,276
Depreciation and amortization	1,816	186	2,002
Allocations to Och-Ziff Operating Group D Units	1,390	—	1,390
Other adjustments	(72)	(137)	(209)

Economic Income—Non-GAAP	$97,691	$821	$98,512

	Three Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(116,870)	$628	$(116,242)
Reorganization expenses	398,416	—	398,416
Net loss allocated to the Och-Ziff Operating Group A Units	(222,241)	—	(222,241)
Equity-based compensation	16,248	19	16,267
Income taxes	12,483	8	12,491
Depreciation and amortization	2,135	186	2,321
Adjustment for expenses related to compensation arrangements based on fund investment performance	1,685	—	1,685
Allocations to Och-Ziff Operating Group D Units	1,368	—	1,368
Other adjustments	24	(114)	(90)

Economic Income—Non-GAAP	$93,248	$727	$93,975

	Six Months Ended June 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$28,872	$2,094	$30,966
Net income allocated to the Och-Ziff Operating Group A Units	123,273	—	123,273
Equity-based compensation	63,037	—	63,037
Income taxes	35,017	—	35,017
Reorganization expenses	8,042	—	8,042
Allocations to Och-Ziff Operating Group D Units	5,590	—	5,590
Depreciation and amortization	3,951	371	4,322
Adjustment for expenses related to compensation arrangements based on fund investment performance	3,279	—	3,279
Other adjustments	(135)	(664)	(799)

Economic Income—Non-GAAP	$270,926	$1,801	$272,727

	Six Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(240,066)	$1,080	$(238,986)
Reorganization expenses	796,832	—	796,832
Net loss allocated to the Och-Ziff Operating Group A Units	(458,649)	—	(458,649)
Equity-based compensation	34,036	39	34,075
Income taxes	26,887	8	26,895
Depreciation and amortization	4,306	373	4,679
Adjustment for expenses related to compensation arrangements based on fund investment performance	2,965	—	2,965
Allocations to Och-Ziff Operating Group D Units	2,432	—	2,432
Other adjustments	(94)	(280)	(374)

Economic Income—Non-GAAP	$168,649	$1,220	$169,869

Economic Income Revenues

The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$136,836	$2,663	$139,499	$125,133	$2,359	$127,492
Adjustment to management fees(1)	(4,638)	—	(4,638)	(4,271)	—	(4,271)

Management Fees—Economic Income Basis—Non-GAAP	132,198	2,663	134,861	120,862	2,359	123,221

Incentive income—GAAP	22,905	—	22,905	18,414	—	18,414
Adjustment to incentive income(2)	—	—	—	—	—	—

Incentive Income—Economic Income Basis—Non-GAAP	22,905	—	22,905	18,414	—	18,414

Other revenues(3)	219	3	222	217	3	220

Total Revenues—Economic Income Basis—Non-GAAP	$155,322	$2,666	$157,988	$139,493	$2,362	$141,855

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$264,369	$5,540	$269,909	$244,828	$4,746	$249,574
Adjustment to management fees(1)	(8,656)	—	(8,656)	(8,473)	—	(8,473)

Management Fees—Economic Income Basis—Non-GAAP	255,713	5,540	261,253	236,355	4,746	241,101

Incentive income—GAAP	123,065	—	123,065	19,635	—	19,635
Adjustment to incentive income(2)	1,114	—	1,114	—	—	—

Incentive Income—Economic Income Basis—Non-GAAP	124,179	—	124,179	19,635	—	19,635

Other revenues(3)	1,176	7	1,183	481	103	584

Total Revenues—Economic Income Basis—Non-GAAP	$381,068	$5,547	$386,615	$256,471	$4,849	$261,320

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.
(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.
(3)	These items are presented on a GAAP basis. Accordingly, no adjustments to or reconciliations of these items are presented.

Economic Income Expenses

The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$68,199	$1,084	$69,283	$40,361	$960	$41,321
Adjustment to compensation and benefits(1)	(43,986)	—	(43,986)	(19,303)	(19)	(19,322)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$24,213	$1,084	$25,297	$21,058	$941	$21,999

Interest expense and general, administrative and other expenses—GAAP	$42,864	$585	$43,449	$32,903	$561	$33,464
Adjustment to interest expense and general, administrative and other expenses(2)	(9,140)	(185)	(9,325)	(8,099)	(186)	(8,285)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$33,724	$400	$34,124	$24,804	$375	$25,179

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$118,552	$2,146	$120,698	$80,235	$1,956	$82,191
Adjustment to compensation and benefits(1)	(71,906)	—	(71,906)	(39,434)	(39)	(39,473)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$46,646	$2,146	$48,792	$40,801	$1,917	$42,718

Interest expense and general, administrative and other expenses—GAAP	$81,880	$1,181	$83,061	$62,356	$1,299	$63,655
Adjustment to interest expense and general, administrative and other expenses(2)	(17,836)	(370)	(18,206)	(15,556)	(373)	(15,929)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$64,044	$811	$64,855	$46,800	$926	$47,726

(1)	Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. Further, expenses related to compensation arrangements based on fund investment performance are recognized at the end of the relevant performance measurement period (generally in the fourth quarter of each year), as management determines the total amount of compensation under these arrangements once the investment performance of the relevant fund over the applicable performance period is known. Allocations to the Och-Ziff Operating Group D Units are also excluded, as management reviews operating performance at the Och-Ziff Operating Group level, where substantially all of our operations are performed, prior to making any income allocations.
(2)	Adjustment to exclude depreciation, amortization and changes in the tax receivable agreement liability, as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Other Economic Income Items

The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures—GAAP	$417	$—	$417	$(382)	$—	$(382)
Adjustment to net gains (losses) on investments in Och-Ziff funds and joint ventures(1)	(112)	—	(112)	(1)	—	(1)

Net Gains (Losses) on Joint Ventures—GAAP(2)	$305	$—	$305	$(383)	$—	$(383)

Net income (loss) allocated to noncontrolling interests—GAAP	$48,787	$39,493	$88,280	$(209,068)	$16,528	$(192,540)
Adjustment to net income (loss) allocated to noncontrolling interests(3)	(48,788)	(39,132)	(87,920)	209,068	(16,209)	192,859

Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(1)	$361	$360	$—	$319	$319

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures—GAAP	$722	$—	$722	$(177)	$(111)	$(288)
Adjustment to net gains (losses) on investments in Och-Ziff funds and joint ventures(1)	(182)	—	(182)	(44)	—	(44)

Net Gains (Losses) on Joint Ventures—GAAP(2)	$540	$—	$540	$(221)	$(111)	$(332)

Net income (loss) allocated to noncontrolling interests—GAAP	$184,674	$109,325	$293,999	$(423,959)	$70,228	$(353,731)
Adjustment to net income (loss) allocated to noncontrolling interests(3)	(184,682)	(108,536)	(293,218)	423,959	(69,553)	354,406

Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(8)	$789	$781	$—	$675	$675

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains (losses) to be reflective of our operating performance.
(2)	Represents the net gains (losses) on joint ventures established to expand certain of our private investments platforms.
(3)	Adjustment to exclude amounts allocated to our executive managing directors and the Ziffs on their interests in the Och-Ziff Operating Group, as management reviews operating performance at the Och-Ziff Operating Group level. We conduct substantially all of our activities through the Och-Ziff Operating Group. Additionally, the impact of the consolidated Och-Ziff funds, including the allocation of earnings (losses) to investors in those funds, is also removed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our hedge funds and committed or invested capital for our real estate and certain other funds. A 10% change in the fair value of the net assets held by our funds as of June 30, 2013, and December 31, 2012, would have resulted in a change of approximately $3.3 billion and $2.9 billion, respectively, in our assets under management.

A 10% change in the fair value of the net assets held by our funds as of July 1, 2013 (the date management fees are calculated for the third quarter of 2013) would impact management fees charged on that day by approximately $12.5 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2013, would have impacted management fees charged on that day by approximately $11.3 million.

A 10% change in the fair value of the net assets held by our funds as of the end of any year (excluding unrealized gains and losses in Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized), could significantly affect our incentive income by a corresponding amount, as incentive income is generally based on a percentage of annual profits generated by our funds. We do not earn incentive income on unrealized gains attributable to Special Investments and certain other investments, and therefore a change in the fair value of those investments would have no effect on incentive income.

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of June 30, 2013, and December 31, 2012, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income (loss) allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our Delayed Draw Term Loan bears interest at rates indexed to LIBOR. We estimate that as of June 30, 2013, and December 31, 2012, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net income (loss) allocated to Class A Shareholders or Economic Income.

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of June 30, 2013, and December 31, 2012, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income (loss) allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1†	The Och-Ziff Capital Management Group LLC 2013 Incentive Plan, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2013.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2013

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director