Form 10-Q
period 2013-09-30
Och-Ziff Capital Management Group LLC
filed 2013-11-05
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 15, 2013, there were 159,780,374 Class A Shares and 301,884,116 Class B Shares outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Assets
Cash and cash equivalents	$283,241	$162,485
Income and fees receivable	64,735	593,504
Due from related parties	2,779	3,147
Deferred income tax assets	937,876	920,877
Other assets, net	95,720	72,238
Assets of consolidated Och-Ziff funds:
Investments, at fair value	1,963,768	1,744,626
Other assets of Och-Ziff funds	51,907	38,188

Total Assets	$3,400,026	$3,535,065

Liabilities and Shareholders’ Equity
Liabilities
Due to related parties	$787,694	$741,773
Debt obligations	385,140	388,043
Compensation payable	15,237	210,055
Other liabilities	180,666	119,529
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	301,778	223,543
Other liabilities of Och-Ziff funds	20,899	3,538

Total Liabilities	1,691,414	1,686,481

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 159,554,643 and 147,689,919 shares issued and outstanding as of September 30, 2013, and December 31, 2012, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 301,884,116 and 281,886,394 shares issued and outstanding as of September 30, 2013, and December 31, 2012, respectively	—	—
Paid-in capital	2,947,269	2,900,109
Accumulated deficit	(3,274,384)	(3,150,644)

Shareholders’ deficit attributable to Class A Shareholders	(327,115)	(250,535)
Shareholders’ equity attributable to noncontrolling interests	2,035,727	2,099,119

Total Shareholders’ Equity	1,708,612	1,848,584

Total Liabilities and Shareholders’ Equity	$3,400,026	$3,535,065

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenues
Management fees	$143,518	$125,896	$413,427	$375,470
Incentive income	72,338	8,081	195,403	27,716
Other revenues	203	291	1,386	875
Income of consolidated Och-Ziff funds	40,812	33,705	124,861	83,258

Total Revenues	256,871	167,973	735,077	487,319

Expenses
Compensation and benefits	68,238	44,934	188,936	127,125
Reorganization expenses	4,022	398,503	12,064	1,195,335
Interest expense	1,827	1,793	5,292	4,248
General, administrative and other	36,387	30,642	115,983	91,842
Expenses of consolidated Och-Ziff funds	4,296	2,268	12,158	7,319

Total Expenses	114,770	478,140	334,433	1,425,869

Other Income
Net gains on investments in Och-Ziff funds and joint ventures	531	317	1,253	29
Change in deferred income of consolidated Och-Ziff funds	(12,942)	(16,450)	(51,242)	(38,877)
Net gains of consolidated Och-Ziff funds	30,733	56,286	169,750	141,562

Total Other Income	18,322	40,153	119,761	102,714

Income (Loss) Before Income Taxes	160,423	(270,014)	520,405	(835,836)
Income taxes	14,786	19,127	49,803	46,022

Consolidated Net Income (Loss)	145,637	(289,141)	470,602	(881,858)

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustment	—	—	—	229

Total Comprehensive Income (Loss)	$145,637	$(289,141)	$470,602	$(881,629)

Allocation of Consolidated Net Income (Loss)
Class A Shareholders	$24,895	$(127,509)	$55,861	$(366,495)
Noncontrolling interests	120,742	(161,632)	414,741	(515,363)

	$145,637	$(289,141)	$470,602	$(881,858)

Allocation of Total Comprehensive Income (Loss)
Class A Shareholders	$24,895	$(127,509)	$55,861	$(366,446)
Noncontrolling interests	120,742	(161,632)	414,741	(515,183)

	$145,637	$(289,141)	$470,602	$(881,629)

Earnings (Loss) Per Class A Share
Basic	$0.16	$(0.89)	$0.36	$(2.58)
Diluted	$0.14	$(0.89)	$0.36	$(2.58)

Weighted-Average Class A Shares Outstanding
Basic	156,752,496	143,477,776	153,160,992	142,036,892
Diluted	475,281,312	143,477,776	156,667,500	142,036,892

Dividends Paid per Class A Share	$0.14	$0.14	$1.17	$0.28

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests		Total Shareholders’ Equity
			(dollars in thousands)
As of December 31, 2012	147,689,919	281,886,394	$2,900,109	$(3,150,644)	$(250,535)	$2,099,119		$1,848,584
Capital contributions	—	—	—	—	—	382,627		382,627
Capital distributions	—	—	—	—	—	(933,575)		(933,575)
Cash dividends declared on Class A Shares	—	—	—	(173,963)	(173,963)	—		(173,963)
Dividend equivalents on Class A restricted share units	—	—	5,638	(5,638)	—	—	(1)	—
Equity-based compensation	864,724	19,997,722	32,724	—	32,724	61,259		93,983
Och-Ziff Operating Group A Unit Transactions (See Note 3)	11,000,000	—	4,797	—	4,797	3,493		8,290
Impact of amortization of Reorganization charges on capital	—	—	4,001	—	4,001	8,063		12,064
Total comprehensive income	—	—	—	55,861	55,861	414,741		470,602

As of September 30, 2013	159,554,643	301,884,116	$2,947,269	$(3,274,384)	$(327,115)	$2,035,727		$1,708,612

(1)	The dividend equivalents on Class A restricted share units impacted noncontrolling interests by increasing the paid-in capital component and a corresponding offsetting increase in the accumulated deficit component of noncontrolling interests, each by $11.4 million.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income (loss)	$470,602	$(881,858)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Reorganization expenses	12,064	1,195,335
Amortization of equity-based compensation	99,426	50,294
Depreciation and amortization	6,344	7,085
Deferred income taxes	38,054	36,827
Operating cash flows due to changes in:
Income and fees receivable	528,769	40,941
Due from related parties	368	487
Other assets, net	(12,135)	8,111
Assets of consolidated Och-Ziff funds	(232,861)	(631,547)
Due to related parties	(1,054)	(1,570)
Compensation payable	(194,818)	(92,952)
Other liabilities	62,465	38,177
Liabilities of consolidated Och-Ziff funds	95,596	82,546

Net Cash Provided by (Used in) Operating Activities	872,820	(148,124)

Cash Flows from Investing Activities
Investment in Och-Ziff CLO	(15,000)	—
Investments in joint ventures	(4,241)	(3,520)
Return of investments in joint ventures	3,990	2,575
Purchases of fixed assets	(2,864)	(480)
Cash acquired on consolidation of joint venture	—	299

Net Cash Used in Investing Activities	(18,115)	(1,126)

Cash Flows from Financing Activities
Contributions from noncontrolling interests	382,627	446,073
Distributions to noncontrolling interests	(933,575)	(221,553)
Proceeds from Delayed Draw Term Loan	—	384,500
Repayments of debt obligations	(2,903)	(379,170)
Dividends on Class A Shares	(173,963)	(39,433)
Withholding taxes paid on vested Class A restricted share units	(5,474)	(4,216)
Principal payments under capital lease obligations	(661)	(629)

Net Cash Provided by (Used in) Financing Activities	(733,949)	185,572

Net Change in Cash and Cash Equivalents	120,756	36,322
Cash and Cash Equivalents, Beginning of Period	162,485	149,011

Cash and Cash Equivalents, End of Period	$283,241	$185,333

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$5,089	$3,870
Income taxes	$12,331	$9,916

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2013

1.	OVERVIEW

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai, Beijing and Dubai. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, credit funds, collateralized loan obligations (“CLOs”), real estate funds and other alternative investment vehicles.

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

SEPTEMBER 30, 2013

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

The following table presents the components of the net income (loss) allocated to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Och-Ziff Operating Group A Units	$69,089	$(231,234)	$192,362	$(689,883)
Consolidated Och-Ziff funds	51,243	69,010	220,836	173,146
Other	410	592	1,543	1,374

	$120,742	$(161,632)	$414,741	$(515,363)

Och-Ziff Operating Group Ownership

On November 19, 2007, the Company completed its initial public offering (“IPO”) of 36,000,000 Class A Shares and a private offering of 38,138,571 Class A Shares to DIC Sahir, a wholly owned subsidiary of Dubai International Capital LLC (collectively, the “2007 Offerings”). The Company used the net proceeds from the 2007 Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the Company’s executive managing directors and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the 2007 Offerings. The Company’s interest in the Och-Ziff Operating Group increased to 34.0% as of September 30, 2013.

Increases in the Company’s interest in the Och-Ziff Operating Group were driven by the issuance of 33,333,333 Class A Shares in a public offering in November 2011 (the “2011 Offering”). Additionally, the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares (“Och-Ziff Operating Group A Unit Transactions”) and the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2013

issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”), also increased the Company’s interest in the Och-Ziff Operating Group. In the future, the Company expects to issue additional Class A Shares under its 2013 Incentive Plan. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and vesting of RSUs. These increases will be offset upon the conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.

Och-Ziff Operating Group A Unit Transactions

During the first nine months of 2013, the Company issued 11,000,000 Class A Shares in connection with the Ziffs’ exchange of an equal number of Och-Ziff Operating Group A Units. As a result, the Company recorded the following changes to shareholders’ equity:

	Nine Months Ended September 30, 2013
	Paid-in Capital	Noncontrolling Interests
	(dollars in thousands)
Deferred income tax assets resulting from exchanges, net of increases in the tax receivable agreement liability	$8,290	$—
Deficit capital reallocated from noncontrolling interests to the Company’s paid-in capital	(3,493)	3,493

	$4,797	$3,493

4.	FAIR VALUE DISCLOSURES

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

SEPTEMBER 30, 2013

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

Fair Value Measurements Categorized within the Fair Value Hierarchy

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy:

	As of September 30, 2013
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$632,150	$—	$632,150
Residential mortgage-backed securities	197	—	358,519	—	358,716
Collateralized debt obligations	—	—	247,382	—	247,382
Energy and natural resources limited partnerships	—	—	164,687	—	164,687
Investments in affiliated funds	—	—	155,736	—	155,736
United States government obligations	154,978	—	—	—	154,978
Commercial real estate debt	—	—	130,723	—	130,723
Asset-backed securities	—	—	37,769	—	37,769
Common and preferred stock	—	—	34,309	—	34,309
Commercial mortgage-backed securities	—	—	29,836	—	29,836
Bank debt	—	—	15,424	—	15,424
Other investments	80	64	2,768	(854)	2,058

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$155,255	$64	$1,809,303	$(854)	$1,963,768

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$2,987	$404	$2,004	$(854)	$4,541

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2013

	As of December 31, 2012
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Real estate investments	$—	$—	$615,634	$—	$615,634
Residential mortgage-backed securities	103	—	260,410	—	260,513
Collateralized debt obligations	—	—	265,722	—	265,722
Energy and natural resources limited partnerships	—	—	167,467	—	167,467
Investments in affiliated funds	—	—	88,298	—	88,298
United States government obligations	72,955	—	—	—	72,955
Commercial real estate debt	—	—	151,275	—	151,275
Asset-backed securities	—	—	12,234	—	12,234
Common and preferred stock	—	—	47,002	—	47,002
Commercial mortgage-backed securities	—	—	41,961	—	41,961
Bank debt	—	—	21,255	—	21,255
Other investments	457	70	183	(400)	310

Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$73,515	$70	$1,671,441	$(400)	$1,744,626

Financial Liabilities, at Fair Value, Included Within Other Liabilities of Och-Ziff Funds	$374	$48	$1,087	$(400)	$1,109

The Company assumes that any transfers between Level I, Level II or Level III during the period occur at the beginning of the period. For the three and nine months ended September 30, 2013 and 2012, there were no transfers between Level I, Level II or Level III assets or liabilities.

Reconciliation of Fair Value Measurements Categorized within Level III

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended September 30, 2013:

	Balance as of June 30, 2013	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of September 30, 2013
	(dollars in thousands)
Real estate investments	$715,682	$10,343	$(104,928)	$—	$11,053	$632,150
Residential mortgage-backed securities	347,805	36,091	(25,415)	—	38	358,519
Collateralized debt obligations	257,604	4,993	(23,508)	—	8,293	247,382
Energy and natural resources limited partnerships	154,005	11,825	—	—	(1,143)	164,687
Investments in affiliated funds	129,806	34,755	(17,890)	—	9,065	155,736
Commercial real estate debt	153,712	8,440	(32,828)	—	1,399	130,723
Asset-backed securities	60,226	9,112	(33,178)	—	1,609	37,769
Common and preferred stock	43,196	22	(10,259)	—	1,350	34,309
Commercial mortgage-backed securities	27,715	—	(5,221)	—	7,342	29,836
Bank debt	15,634	9,602	(9,971)	—	159	15,424
Other investments (including derivatives, net)	(1,746)	—	—	1,537	973	764

Total, at Fair Value	$1,903,639	$125,183	$(263,198)	$1,537	$40,138	$1,807,299

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2013

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended September 30, 2012:

	Balance as of June 30, 2012	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of September 30, 2012
	(dollars in thousands)
Real estate investments	$379,232	$56,092	$(9,684)	$—	$16,427	$442,067
Residential mortgage-backed securities	177,236	71,061	(31,414)	—	11,354	228,237
Collateralized debt obligations	132,212	65,817	(12,809)	—	15,137	200,357
Energy and natural resources limited partnerships	141,172	4,518	—	—	7,523	153,213
Investments in affiliated funds	33,707	49,274	(19,744)	—	8,578	71,815
Commercial real estate debt	110,897	47,763	(4,205)	—	(4,748)	149,707
Asset-backed securities	—	14,910	(1,118)	—	(208)	13,584
Common and preferred stock	29,964	20,875	—	—	1,149	51,988
Commercial mortgage-backed securities	49,047	465	(3,953)	—	2,614	48,173
Bank debt	1,257	3,319	(832)	—	357	4,101
Other investments (including derivatives, net)	856	—	(2,908)	72	954	(1,026)

Total, at Fair Value	$1,055,580	$334,094	$(86,667)	$72	$59,137	$1,362,216

The following table summarizes the changes in the Company’s Level III assets and liabilities for the nine months ended September 30, 2013:

	Balance as of December 31, 2012	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of September 30, 2013
	(dollars in thousands)
Real estate investments	$615,634	$195,636	$(277,781)	$—	$98,661	$632,150
Residential mortgage-backed securities	260,410	211,817	(112,246)	—	(1,462)	358,519
Collateralized debt obligations	265,722	35,386	(90,514)	—	36,788	247,382
Energy and natural resources limited partnerships	167,467	41,291	(53,269)	—	9,198	164,687
Investments in affiliated funds	88,298	136,256	(87,821)	—	19,003	155,736
Commercial real estate debt	151,275	62,307	(86,537)	—	3,678	130,723
Asset-backed securities	12,234	63,515	(37,353)	—	(627)	37,769
Common and preferred stock	47,002	747	(16,267)	—	2,827	34,309
Commercial mortgage-backed securities	41,961	14,045	(35,282)	—	9,112	29,836
Bank debt	21,255	18,680	(26,466)	—	1,955	15,424
Other investments (including derivatives, net)	(904)	—	—	(3,389)	5,057	764

Total, at Fair Value	$1,670,354	$779,680	$(823,536)	$(3,389)	$184,190	$1,807,299

The following table summarizes the changes in the Company’s Level III assets and liabilities for the nine months ended September 30, 2012:

	Balance as of December 31, 2011	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of September 30, 2012
	(dollars in thousands)
Real estate investments	$308,019	$127,792	$(29,914)	$—	$36,170	$442,067
Residential mortgage-backed securities	147,426	246,724	(190,634)	—	24,721	228,237
Collateralized debt obligations	44,060	162,966	(36,153)	—	29,484	200,357
Energy and natural resources limited partnerships	100,827	6,396	(3,777)	—	49,767	153,213
Investments in affiliated funds	—	80,799	(19,744)	—	10,760	71,815
Commercial real estate debt	82,439	100,623	(21,509)	—	(11,846)	149,707
Asset-backed securities	—	14,910	(1,118)	—	(208)	13,584
Common and preferred stock	—	50,450	—	—	1,538	51,988
Commercial mortgage-backed securities	27,256	31,686	(15,051)	—	4,282	48,173
Bank debt	—	4,657	(832)	—	276	4,101
Other investments (including derivatives, net)	2,885	—	(2,908)	(2,891)	1,888	(1,026)

Total, at Fair Value	$712,912	$827,003	$(321,640)	$(2,891)	$146,832	$1,362,216

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2013

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Real estate investments	$(15,193)	$13,863	$46,947	$31,807
Residential mortgage-backed securities	(2,981)	6,223	(17,586)	10,075
Collateralized debt obligations	1,009	16,615	7,468	19,820
Energy and natural resources limited partnerships	(1,143)	7,522	9,198	48,739
Investments in affiliated funds	8,900	7,124	10,635	7,973
Commercial real estate debt	565	(5,061)	(929)	(14,205)
Asset-backed securities	2,462	(155)	141	(155)
Common and preferred stock	2,851	1,149	3,941	1,538
Commercial mortgage-backed securities	6,675	2,382	(2,565)	3,835
Bank debt	81	331	51	250
Other investments (including derivatives, net)	2,551	490	1,423	1,341

Total	$5,777	$50,483	$58,724	$111,018

Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III

Real Estate Investments

Real estate investments include equity, preferred equity, mezzanine debt, and participating debt in entities domiciled primarily in the United States. The fair values of these investments are generally based upon discounting the expected cash flows from the investment or a cash flow multiple. In reaching the determination of fair value for investments, the Company considers many factors including, but not limited to: the operating cash flows and financial performance of the real estate investments relative to budgets or projections; property types; geographic locations; the physical condition of the asset; prevailing market capitalization rates; prevailing market discount rates; general economic conditions; economic conditions specific to the market in which the assets are located; the prevailing interest rate environment; the prevailing state of the debt markets; comparable public company trading multiples; independent third-party appraisals; available pricing data on comparable properties in the specific market in which the asset is located; expected exit timing and strategy; and any specific rights or terms associated with the investment.

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

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

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

	Fair Value at
	September 30, 2013
Type of Investment	(in thousands)	Valuation Technique	Unobservable Input	Range
Real estate investments	$632,150	Discounted cash flow	Discount rate	9.5% - 30.0%
			Cash flow growth rate	(19.8%) - 32.0%
			Capitalization rate	7.4% - 11.7%
			Price per square foot	$53.29 - $750.00
			Absorption rate per year	2.8% - 35.0%
			Exit multiple	6.1x
			Credit spread	1225 bps

Residential mortgage-backed securities	$15,969	Discounted cash flow	Discount rate	11.0% - 21.0%
			Credit spread	675 - 1225 bps

Energy and natural resources limited partnerships	$112,513	Net asset value	Illiquidity discount	20.0%
	$8,574	Discounted cash flow	Energy differentials	10.0%
			Discount rate	15.0%
			Price of natural gas per thousand cubic feet	$4.74
			Price of oil per barrel	$80.00

Common and preferred stock	$12,160	Discounted cash flow	Discount rate	22.0%
			Exit multiple	5.2x

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

SEPTEMBER 30, 2013

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

Fair Value of Delayed Draw Term Loan

Management estimates that the fair value of the $385.1 million outstanding under the Company’s delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”) was approximately 94% of its carrying value as of September 30, 2013, based on an analysis of comparable issuers. This fair value measurement would be categorized as Level III within the fair value hierarchy.

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

Securities Sold Under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Financial Instruments and Collateral Delivered	Net Amount
	(dollars in thousands)
As of September 30, 2013	$301,778	—	301,778	301,778	$—
As of December 31, 2012	$223,543	—	223,543	223,543	$—

6.	VARIABLE INTEREST ENTITIES

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

SEPTEMBER 30, 2013

The Company consolidates funds that are VIEs where either kick-out rights or liquidation rights were not granted to the investors in those funds, or these rights, if granted, were deemed not to be substantive. The following table presents the assets and liabilities of funds that are VIEs and consolidated by the Company:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$686,748	$585,537
Other assets of Och-Ziff funds	24,087	17,973

Total Assets	$710,835	$603,510

Liabilities
Liabilities of consolidated Och-Ziff funds:
Securities sold under agreements to repurchase	$82,162	$65,449
Other liabilities of Och-Ziff funds	15,391	1,993

Total Liabilities	$97,553	$67,442

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

The Company’s involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $31.2 billion and $27.7 billion as of September 30, 2013, and December 31, 2012, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from these entities. As of September 30, 2013, and December 31, 2012, the only assets arising from these variable interests related to income and fees receivable of $44.6 million and $392.9 million, respectively.

CLOs

The Company sponsors the formation of CLOs that are VIEs. CLOs are entities that issue collateralized loan instruments that offer investors the opportunity for returns that vary commensurately with the risk they assume. The loans issued by the CLOs are generally backed by asset portfolios consisting of loans or structured debt. The Company serves as collateral manager to the CLOs and receives collateral management fees for these services. The Company’s exposure to loss from these entities is limited to any seed investments in a CLO, which are mandatorily redeemable upon the launch of the CLO. As of September 30, 2013, the Company had investments in a CLO it manages of $15.0 million. The Company had no investments in CLOs it managed as of December 31, 2012. The Company also has an exposure to loss in the form of a decrease in the fees that may be earned in future periods from CLOs. As of September 30, 2013, and December 31, 2012, the only other assets related to the CLOs are income and fees receivable from these CLOs of $2.3 million and $1.6 million, respectively. Total gross assets held by these VIEs were $2.4 billion and $1.1 billion as of September 30, 2013, and December 31, 2012, respectively.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2013

The Company determined that it possesses the power to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance through its role in managing collateral and credit risk. However, the Company is not an investor in the CLOs except for the $15.0 million seed investment described above, and it has determined that the collateral management fees it expects to receive would not be significant to the economic performance of the CLOs. In addition to collateral management fees, the Company also has the potential to earn incentive income based on the performance the CLOs deliver to the holders of the subordinated notes issued by the CLOs. Due to the hurdle rates required to be exceeded before the Company is able to earn incentive income, and the size of the subordinated notes relative to each respective CLO, the Company has determined that any incentive income from the CLO would not be significant to the economic performance of the CLO. The determination that the collateral management fees and potential incentive income earned from the CLOs would not be significant to its economic performance is based on a qualitative assessment of the nature of the fees and the CLO structures. A quantitative assessment was performed to support these conclusions, which included an analysis of the fees the Company would earn under various performance scenarios of the underlying collateral. The Company determined that under these scenarios, fees earned by the Company would not be significant to the economic performance of the CLOs. Accordingly, the Company currently does not consolidate any CLOs.

Joint Ventures

The Company holds a variable interest in a joint venture that is a VIE. The Company’s exposure to loss for this joint venture is limited to its investments in the entity, which totaled $5.0 million and $4.7 million as of September 30, 2013, and December 31, 2012, respectively, and is recorded within other assets in the Company’s consolidated balance sheets.

7.	OTHER ASSETS, NET

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	21,613	21,579
Computer hardware and software	20,865	18,682
Furniture, fixtures and equipment	3,146	3,123
Accumulated depreciation and amortization	(50,697)	(45,139)

Fixed assets, net	17,527	20,845
Goodwill	22,691	22,691
Receivables	18,443	2,107
Investment in Och-Ziff CLO	15,000	—
Prepaid expenses	5,744	10,530
Refundable security deposits	5,303	5,765
Investments in joint ventures	5,003	4,654
Investments in Och-Ziff funds	2,813	1,658
Intangible assets, net	2,299	2,859
Other	897	1,129

Total Other Assets, Net	$95,720	$72,238

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2013

8.	OTHER LIABILITIES

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Deferred income of consolidated Och-Ziff funds	$130,234	$78,992
Accrued expenses	31,370	20,910
Deferred rent credit	15,529	14,498
Current income taxes payable	2,536	3,331
Other	997	1,798

Total Other Liabilities	$180,666	$119,529

9.	GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Professional services	$8,589	$7,538	$34,777	$19,168
Occupancy and equipment	7,314	6,869	22,504	20,620
Recurring placement and related service fees	8,190	5,955	22,056	17,256
Information processing and communications	5,340	4,312	15,223	14,197
Business development	2,649	2,033	7,803	6,748
Insurance	1,920	1,919	5,653	5,738
Other expenses	3,456	3,535	9,021	9,685

	37,458	32,161	117,037	93,412
Changes in tax receivable agreement liability	(1,071)	(1,519)	(1,054)	(1,570)

Total General, Administrative and Other	$36,387	$30,642	$115,983	$91,842

10.	INCOME TAXES

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

The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 9.2% and -7.1% for the three months ended September 30, 2013 and 2012, respectively, and 9.6% and -5.5% for the nine months ended September 30, 2013 and 2012, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the executive managing directors’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2013

As of September 30, 2013, and December 31, 2012, the Company was not required to establish a liability for uncertain tax positions.

11.	EARNINGS (LOSS) PER CLASS A SHARE

Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended September 30, 2013 and 2012, the Company included, respectively, 1,600,165 and 974,989 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings (loss) per Class A Share. For the nine months ended September 30, 2013 and 2012, the Company included, respectively, 1,854,084 and 1,031,288 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings (loss) per Class A Share.

The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

	Net Income Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended September 30, 2013
Basic	$24,895	156,752,496	$0.16

Effect of dilutive securities:
Och-Ziff Operating Group A Units	39,527	312,852,072		—
RSUs	—	5,676,744		—

Diluted	$64,422	475,281,312	$0.14

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Three Months Ended September 30, 2012
Basic	$(127,509)	143,477,776	$(0.89)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		294,186,978
RSUs	—	—		8,505,301

Diluted	$(127,509)	143,477,776	$(0.89)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2013

	Net Income Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Nine Months Ended September 30, 2013
Basic	$55,861	153,160,992	$0.36

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		309,229,588
RSUs	—	3,506,508		—

Diluted	$55,861	156,667,500	$0.36

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Nine Months Ended September 30, 2012
Basic	$(366,495)	142,036,892	$(2.58)

Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		294,186,978
RSUs	—	—		8,505,301

Diluted	$(366,495)	142,036,892	$(2.58)

12.	RELATED PARTY TRANSACTIONS

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

SEPTEMBER 30, 2013

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$7,271	$6,734	$22,106	$19,135
Incentive income	$1,776	$502	$3,491	$1,140
Fees waived on investments held by related parties:
Management fees	$3,577	$3,277	$10,596	$9,726

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the three months ended September 30, 2013 and 2012, the Company charged Mr. Och $94 thousand and $149 thousand, respectively, based on market rates for his personal use of the aircraft. For the nine months ended September 30, 2013 and 2012, the Company charged Mr. Och $499 thousand and $359 thousand, respectively, for his personal use of the aircraft.

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

In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Och-Ziff Operating Group. As a result, the Company now expects to pay to the remaining executive managing directors and the Ziffs approximately 78% (from 85% at the time of the 2007 Offerings) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that the Company actually realizes as a result of the increases in tax basis.

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

Lease Obligations

        The Company has non-cancelable operating leases for its headquarters in New York and various other operating leases for its offices in London, Hong Kong, Mumbai, Beijing and Dubai. The Company also has operating leases for other locations, as well as operating and capital leases on computer hardware. The related capital lease commitments have not changed materially since December 31, 2012. During the second quarter of 2013, the Company extended its operating lease for its headquarters in New York through 2029. The table below presents total future minimum lease payments for the Company’s operating leases with original or remaining noncancelable lease terms in excess of one year, including the extension discussed above.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2013

Minimum Lease Payments
(dollars in thousands)
Remainder of 2013	$5,227
2014	20,464
2015	21,943
2016	23,444
2017	23,442
Thereafter	219,296

Total Minimum Lease Payments	$313,816

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

SEPTEMBER 30, 2013

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

Och-Ziff Funds Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$208,021	$127,457	$589,089	$383,928
Economic Income	$153,535	$80,042	$424,461	$248,691

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

SEPTEMBER 30, 2013

Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Total consolidated revenues	$256,871	$167,973	$735,077	$487,319
Adjustment to management fees(1)	(5,347)	(3,886)	(14,003)	(12,359)
Adjustment to incentive income(2)	—	—	1,114	—
Other Operations revenues	(2,691)	(2,925)	(8,238)	(7,774)
Income of consolidated Och-Ziff funds	(40,812)	(33,705)	(124,861)	(83,258)

Economic Income Revenues - Och-Ziff Funds Segment	$208,021	$127,457	$589,089	$383,928

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

Reconciliation of Och-Ziff Funds Economic Income to Net Income (Loss) Allocated to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders	$24,895	$(127,509)	$55,861	$(366,495)
Net income (loss) allocated to the Och-Ziff Operating Group A Units	69,089	(231,234)	192,362	(689,883)
Equity-based compensation	36,389	16,219	99,426	50,294
Income taxes	14,786	19,127	49,803	46,022
Reorganization expenses	4,022	398,503	12,064	1,195,335
Adjustment for expenses related to compensation arrangements based on fund investment performance	4,324	3,643	7,603	6,608
Depreciation and amortization	2,022	2,406	6,344	7,085
Allocations to Och-Ziff Operating Group D Units	—	1,812	5,590	4,244
Other Operations	(686)	(1,244)	(2,487)	(2,464)
Changes in tax receivable agreement liability	(1,071)	(1,519)	(1,054)	(1,570)
Other adjustments	(235)	(162)	1,051	(485)

Economic Income - Och-Ziff Funds Segment	$153,535	$80,042	$424,461	$248,691

15.	SUBSEQUENT EVENTS

On November 5, 2013, the Company announced a cash dividend of $0.25 per Class A Share. The dividend is payable on November 22, 2013, to holders of record as of the close of business on November 15, 2013.

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

Overview

Overview of 2013 Third Quarter and Year-to-Date Results

As of September 30, 2013, our assets under management were $37.8 billion, 21% higher than $31.3 billion as of September 30, 2012, and 16% higher than $32.6 billion as of December 31, 2012. The year-to-date increase was driven by performance-related appreciation of $3.1 billion and capital net inflows of $2.1 billion, which included approximately $1.2 billion of CLOs we closed in the first half of 2013. Year-to-date, pension funds and private banks have remained the largest sources of our capital net inflows, and we continue to experience strong interest from fund investors across all of our platforms. In addition to attracting new capital from our existing investor base, we have made progress in establishing relationships with new investors.

We are seeking to expand and diversify our business by growing the assets under management in our dedicated credit, real estate and long/short equity special situations platforms. These products complement our multi-strategy funds and, as such, we believe are attractive investment alternatives to our current and prospective fund investors.

For the third quarter of 2013, we reported GAAP net income allocated to Class A Shareholders of $24.9 million, compared to a net loss of $127.5 million for the third quarter of 2012, and net income of $55.9 million for the first nine months of 2013, compared to a net loss of $366.5 million for the first nine months of 2012. The improvement in our GAAP results was driven by a decrease in Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units issued in connection with the IPO. Substantially all of these units were fully vested as of November 2012. Also contributing to the improvement in our GAAP results in both periods was an increase in management fees and incentive income. These increases were partially offset by increases in compensation and benefits and general, administrative and other expenses.

We reported Economic Income for the Company of $154.2 million for the third quarter of 2013, compared to $81.3 million for the third quarter of 2012, and $426.9 million for the first nine months of 2013, compared to $251.2 million for the first nine months of 2012. The year-over-year increase for both periods was principally driven by higher incentive income and management fees, partially offset by increases in non-compensation expenses and compensation and benefits. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year changes in Economic Income, please see “—Economic Income Analysis.”

Overview of 2013 Third Quarter and Year-to-Date Fund Performance

During the third quarter and first nine months of 2013, the OZ Master Fund generated a net return of 3.1% and 9.7%, respectively; the OZ Europe Master Fund generated a net return of 2.8% and 7.8%, respectively; and the OZ Asia Master Fund generated a net return of 1.3% and 10.0%, respectively. For the first nine months of 2013, these returns were generated with approximately 38% of the volatility of the S&P 500 Index on a weighted-average basis. During the third quarter of 2013, we generated strong investment performance with low volatility for our fund investors. The year-to-date absolute returns of our funds reflect the flexibility we have to move capital across investment strategies and geographies to invest in those opportunities that best meet our investment criteria.

The most significant contributors to our investment performance during the first nine months of 2013 were our long/short equity special situations and credit-related strategies. We remained fully invested in the OZ Master Fund as of the end of the third quarter. For important information about our fund performance data, please see “—Assets Under Management and Fund Performance Information.”

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

Financial Market Environment

Our ability to successfully generate consistent, positive, absolute returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each strategy may be materially affected by conditions in the financial markets, and by global economic and business conditions.

Despite periodic political uncertainty in each region, global equity markets posted gains during the third quarter. While the quarter began with strong performance in July, global markets fell in August due to concerns regarding the potential tapering of the U.S. Federal Reserve’s quantitative easing program, uncertainty in the Middle East and seasonably low trading volumes. Despite some intra-month volatility, equity markets rebounded in September. In the U.S., an improving economic backdrop and the unexpected news that the U.S. Federal Reserve would hold its asset purchase program steady helped U.S. equity markets reach record highs in mid-September. However, heading into quarter-end, growing concerns over a U.S. government shutdown and the pending debt ceiling debate caused the S&P 500 to give back a portion of its gains in the latter half of September.

In Europe, record-high unemployment rates and political uncertainty in the region weighed on equity markets early in the quarter. Economic data improved throughout the remainder of the quarter, and European equities rallied following the U.S. Federal Reserve’s unexpected announcement. In Japan, a strengthening yen, mixed earnings results and lower-than-expected growth in gross domestic product caused the NIKKEI 225 to decline in July and August. In September, however, the NIKKEI 225 outperformed broader equity markets as economic reports released during the month indicated that Japan’s economy grew faster than expected in the second quarter. In China, strong economic data and news that the government vowed to support growth in the second half of 2013 caused equity markets to move higher.

Capital Flow Environment

During the third quarter of 2013, hedge fund industry assets grew by approximately $94 billion, or 3.9%, to $2.5 trillion. This was more than double the increase seen in the second quarter of this year, according to Hedge Fund Research. Net new capital inflows to the industry during this period were approximately $23 billion, the highest quarterly flows seen since the second quarter of 2011. Year-to-date net inflows of approximately $53 billion exceeded the amount allocated to the industry for the full year in 2012. We remain confident that capital allocations to hedge funds will increase as institutional investors further seek to mitigate risk and enhance the returns of their equity and fixed income portfolios.

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

Information with respect to our assets under management throughout this report, including the tables set forth in this discussion and analysis, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. As of September 30, 2013, approximately 8% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 34% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Balance-beginning of period	$36,567,072	$29,927,730	$32,603,930	$28,766,340
Net flows	161,002	270,236	2,147,239	21,585
Appreciation	1,080,294	1,071,079	3,057,199	2,481,120

Balance-end of period	$37,808,368	$31,269,045	$37,808,368	$31,269,045

Weighted-average assets under management	$36,427,398	$29,934,062	$34,901,732	$29,423,209

In the first nine months of 2013, our funds experienced performance-related appreciation of $3.1 billion and capital net inflows of $2.1 billion, which were comprised of $5.8 billion of gross inflows and $3.6 billion of gross outflows. Our gross inflows for the first nine months of 2013 also included $1.2 billion related to our CLOs. Direct allocations from pension funds continued to be the largest driver of our inflows (excluding CLOs), while redemptions from fund-of-funds were the largest driver of our outflows for the first nine months of 2013.

In the nine months ended September 30, 2012, our funds experienced performance-related appreciation of $2.5 billion and capital net inflows of $21.6 million, which were comprised of $2.6 billion of gross inflows and $2.6 billion of gross outflows. Direct allocations from pension funds were the largest driver of our inflows, while redemptions from fund-of-funds were the largest driver of our outflows. Our gross inflows also included $458.5 million related to the closing of our first CLO in July 2012.

Assets Under Management and Fund Performance Information

	September 30,
	2013	2012
	(dollars in thousands)
Multi-strategy funds
OZ Master Fund	$23,494,806	$21,415,017
OZ Europe Master Fund	1,504,148	1,989,515
OZ Asia Master Fund	1,275,475	1,448,294
Other multi-strategy funds	3,648,696	2,500,599
Credit funds	4,216,463	2,080,525
CLOs	2,134,138	458,546
Real estate funds	854,430	878,962
Other	680,212	497,587

Total	$37,808,368	$31,269,045

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

OZ Master Fund

	Assets Under Management as of September 30,		Net Returns for the Three Months Ended September 30,		Net Returns for the Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
OZ Master Fund	$23,494,806	$21,415,017	3.1%	3.5%	9.7%	8.6%

The $2.1 billion year-over-year increase in assets under management was driven by performance-related appreciation in the last quarter of 2012 and the first three quarters of 2013, as well as capital net inflows in the second and third quarters of 2013. These increases were partially offset by capital net outflows in the fourth quarter of 2012 and the first quarter of 2013.

For the three months ended September 30, 2013, convertible and derivative arbitrage contributed approximately -1% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 10%; long/short equity special situations contributed approximately 63%; merger arbitrage contributed approximately 5%; private investments contributed approximately 4%; structured credit contributed approximately 20%; and other items contributed approximately -1%.

For the three months ended September 30, 2012, convertible and derivative arbitrage contributed approximately 3% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 18%; long/short equity special situations contributed approximately 34%; merger arbitrage contributed approximately -1%; private investments contributed approximately 2%; structured credit contributed approximately 45%; and other items contributed approximately -1%.

For the nine months ended September 30, 2013, convertible and derivative arbitrage contributed approximately 3% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 15%; long/short equity special situations contributed approximately 51%; merger arbitrage contributed approximately 6%; private investments contributed approximately -1%; structured credit contributed approximately 28%; and other items contributed approximately -2%.

For the nine months ended September 30, 2012, convertible and derivative arbitrage contributed approximately 6% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 21%; long/short equity special situations contributed approximately 29%; merger arbitrage contributed approximately 1%; private investments contributed approximately 3%; structured credit contributed approximately 41%; and other items contributed approximately -1%.

OZ Europe Master Fund

	Assets Under Management as of September 30,		Net Returns for the Three Months Ended September 30,		Net Returns for the Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
OZ Europe Master Fund	$1,504,148	$1,989,515	2.8%	3.0%	7.8%	6.4%

The $485.4 million year-over-year decrease in assets under management was driven by capital net outflows in the fourth quarter of 2012 and the first three quarters of 2013, partially offset by performance-related appreciation in each of those quarters.

For the three months ended September 30, 2013, corporate credit contributed approximately 16% of the fund’s return before management fees and incentive income; long/short equity special situations contributed approximately 50%; merger arbitrage contributed approximately -1%; private investments contributed approximately -5%; and structured credit contributed approximately 40%.

For the three months ended September 30, 2012, convertible and derivative arbitrage contributed approximately 1% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 43%; long/short equity special situations contributed approximately 29%; merger arbitrage contributed approximately -1%; private investments contributed approximately -11%; structured credit contributed approximately 38%; and other items contributed approximately 1%.

For the nine months ended September 30, 2013, corporate credit contributed approximately 30% of the fund’s return before management fees and incentive income; long/short equity special situations contributed approximately 53%; merger arbitrage contributed approximately 2%; private investments contributed approximately -24%; structured credit contributed approximately 37%; and other items contributed approximately 2%.

For the nine months ended September 30, 2012, convertible and derivative arbitrage contributed approximately 2% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 39%; long/short equity special situations contributed approximately 32%; merger arbitrage contributed approximately 3%; private investments contributed approximately -17%; and structured credit contributed approximately 41%.

OZ Asia Master Fund

	Assets Under Management as of September 30,		Net Returns for the Three Months Ended September 30,		Net Returns for the Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
OZ Asia Master Fund	$1,275,475	$1,448,294	1.3%	1.9%	10.0%	4.2%

The $172.8 million year-over-year decrease in assets under management was driven by capital net outflows in the fourth quarter of 2012 and the first half of 2013, partially offset by capital net inflows in the third quarter of 2013 and performance-related appreciation in the fourth quarter of 2012 and first three quarters of 2013.

For the three months ended September 30, 2013, convertible and derivative arbitrage contributed approximately -4% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 10%; long/short equity special situations contributed approximately 124%; merger arbitrage contributed approximately 10%; private investments contributed approximately -32%; and other items contributed approximately -8%.

For the three months ended September 30, 2012, convertible and derivative arbitrage contributed approximately 8% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 24%; long/short equity special situations contributed approximately 45%; merger arbitrage contributed approximately -2%; private investments contributed approximately 31%; and other items contributed approximately -6%.

For the nine months ended September 30, 2013, convertible and derivative arbitrage contributed approximately 9% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 4%; long/short equity special situations contributed approximately 104%; merger arbitrage contributed approximately 1%; private investments contributed approximately -13%; and other items contributed approximately -5%.

For the nine months ended September 30, 2012, convertible and derivative arbitrage contributed approximately 11% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 33%; long/short equity special situations contributed approximately 54%; merger arbitrage contributed approximately -3%; private investments contributed approximately 9%; and other items contributed approximately -4%.

Other Multi-Strategy Funds

The remaining assets under management in our multi-strategy funds generally invest in strategies similar to the OZ Master Fund; however, investment performance for these funds may vary materially from the returns of the OZ Master Fund.

The $1.1 billion year-over-year increase in assets under management was driven by capital net inflows and performance-related appreciation in the fourth quarter of 2012 and the first three quarters of 2013.

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

The $2.1 billion year-over-year increase in assets under management was driven by the continued growth in our various credit funds, including the restructuring and expansion of a relationship with an existing investor that resulted in the recognition of $69.6 million of incentive income during the first quarter of 2013.

CLOs

Management fees for the CLOs are generally 0.50% based on the par value of the collateral and cash held in the CLOs. Incentive income from our CLOs is equal to 20% of the excess cash flows due to the holders of the subordinated notes issued by the CLOs, subject to a stated hurdle rate.

The year-over-year increase in assets under management was driven by the closing of our second CLO in the fourth quarter of 2012, and two additional CLOs we closed in the first half of 2013.

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

The $24.5 million year-over-year decrease in assets under management was driven by the wind-down of our first domestic real estate fund, partially offset by increases related to our second domestic real estate fund.

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

The $182.6 million year-over-year increase in assets under management was driven primarily by the launch of additional strategy-specific products for our fund investors.

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

Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate for the third quarter of 2013 was approximately 1.50%. This average rate takes into account the effect of non-fee paying assets under management, as well as our credit funds, CLOs, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes.

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

As of September 30, 2013, the performance measurement periods with respect to approximately $9.7 billion, or 25.8%, of our assets under management were longer than one year. These assets under management include assets subject to three-year performance measurement periods in the OZ Master Fund and other multi-strategy funds, as well as assets in our credit funds, CLOs, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets, excluding CLOs, is based on the cumulative investment performance over a specified measurement period, and is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets may also be subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition to us of a full 20% of the net profits attributable to investors in these assets. Incentive income from our CLOs is based on the excess cash flows due to the holders of the subordinated notes issued by the CLOs, subject to a stated hurdle rate.

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

Results of Operations

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Management fees	$143,518	$125,896	$413,427	$375,470
Incentive income	72,338	8,081	195,403	27,716
Other revenues	203	291	1,386	875
Income of consolidated Och-Ziff funds	40,812	33,705	124,861	83,258

Total Revenues	$256,871	$167,973	$735,077	$487,319

Total revenues for the quarter-to-date period increased by $88.9 million primarily due to the following:

•	A $64.3 million increase in incentive income driven by the crystallization of $43.8 million of incentive income on our multi-strategy assets under management for which the three-year management period expired during the third quarter of 2013 and an increase of $18.6 million related to fund investor redemptions.

•	A $17.6 million increase in management fees primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. See “—Economic Income Analysis” for information regarding our average management fee rate.

•	A $7.1 million increase in income of consolidated Och-Ziff funds. The majority of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. A portion of this income may be allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund and when these amounts are no longer subject to repayment.

Total revenues for the year-to-date period increased by $247.8 million primarily due to the following:

•	A $167.7 million increase in incentive income driven by the crystallization of $69.6 million of incentive income on certain of our credit assets due to the restructuring of terms and expansion of a relationship with an existing investor in the first quarter of 2013, an increase of $62.6 million related to the crystallization of incentive income on our multi-strategy assets under management for which the three-year management period expired during 2013 and an increase of $25.5 million related to fund investor redemptions.

•	A $41.6 million increase in income of consolidated Och-Ziff funds. The majority of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. A portion of this income may be allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund and when these amounts are no longer subject to repayment.

•	A $38.0 million increase in management fees primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. See “—Economic Income Analysis” for information regarding our average management fee rate.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Compensation and benefits	$68,238	$44,934	$188,936	$127,125
Reorganization expenses	4,022	398,503	12,064	1,195,335
Interest expense	1,827	1,793	5,292	4,248
General, administrative and other	36,387	30,642	115,983	91,842
Expenses of consolidated Och-Ziff funds	4,296	2,268	12,158	7,319

Total Expenses	$114,770	$478,140	$334,433	$1,425,869

Total expenses for the quarter-to-date period decreased by $363.4 million primarily due to the following:

•	A $394.5 million decrease in Reorganization expenses, as substantially all of the Och-Ziff Operating Group A Units granted in connection with the Reorganization were expensed on a straight-line basis over a five-year vesting period following the 2007 Offerings, which concluded in November 2012.

•	A $23.3 million offsetting increase in compensation and benefits primarily due to a $20.2 million increase in equity-based compensation. The increase in equity-based compensation was driven by the amortization of Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the end of the third quarter of 2012. The remaining increase in compensation and benefits was driven primarily by growth in salaries and benefits due in part to an increase in our worldwide headcount from 453 as of September 30, 2012, to 532 as of September 30, 2013.

•	A $5.7 million offsetting increase in general, administrative and other expenses primarily due to a $2.2 million increase in recurring placement and related service fees, a $1.1 million increase in professional services fees and a $1.0 million increase in information processing and communication costs.

Total expenses for the year-to-date period decreased by $1.1 billion primarily due to the following:

•	A $1.2 billion decrease in Reorganization expenses, as substantially all of the Och-Ziff Operating Group A Units granted in connection with the Reorganization were expensed on a straight-line basis over a five-year vesting period following the 2007 Offerings, which concluded in November 2012.

•	A $61.8 million offsetting increase in compensation and benefits primarily due to a $49.1 million increase in equity-based compensation. The increase in equity-based compensation was driven by a $12.9 million one-time charge taken in the second quarter of 2013 related to the conversion of vested Och-Ziff Operating Group D Units (non-equity interests) into Och-Ziff Operating Group A Units and the amortization of Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the end of the third quarter of 2012. The remaining increase in compensation and benefits was driven primarily by growth in salaries and benefits due in part to an increase in our worldwide headcount as discussed above.

•	A $24.1 million offsetting increase in general, administrative and other expenses primarily due to a $15.6 million increase in professional services fees, a $4.8 million increase in recurring placement and related service fees and a $1.9 million increase in occupancy and equipment.

Other Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$531	$317	$1,253	$29
Change in deferred income of consolidated Och-Ziff funds	(12,942)	(16,450)	(51,242)	(38,877)
Net gains of consolidated Och-Ziff funds	30,733	56,286	169,750	141,562

Total Other Income	$18,322	$40,153	$119,761	$102,714

Total other income for the quarter-to-date period decreased by $21.8 million primarily due to the following:

•	A $25.6 million decrease in net gains of consolidated Och-Ziff funds. The majority of these net gains are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. A portion of these net gains is allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•	A $3.5 million offsetting increase in other income resulting from the change in deferred income of consolidated Och-Ziff funds. This change was driven by the decrease in income and net gains of consolidated Och-Ziff funds discussed above. We defer our incentive income allocation from these funds until the performance measurement period ends and any incentive income allocated to us is no longer subject to repayment.

Total other income for the year-to-date period increased by $17.0 million primarily due to the following:

•	A $28.2 million increase in net gains of consolidated Och-Ziff funds. The majority of these net gains are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. A portion of these net gains is allocated to us as an incentive income allocation; however, these amounts are deferred until the end of the performance measurement periods for the relevant fund.

•	A $12.4 million offsetting decrease in other income resulting from the change in deferred income of consolidated Och-Ziff funds. This change was driven by the increase in income and net gains of consolidated Och-Ziff funds discussed above. We defer our incentive income allocation from these funds until the performance measurement period ends and any incentive income allocated to us is no longer subject to repayment.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Income taxes	$14,786	$19,127	$49,803	$46,022

Income tax expense decreased year-over-year by $4.3 million for the quarter-to-date period and increased $3.8 million for the year-to-date period.

The decrease for the quarter-to-date period was primarily due to a $13.2 million decrease related to the finalization of our 2012 income tax returns, partially offset by a $10.1 million increase due to higher profitability. The increase for the year-to-date period was primarily due to a $20.7 million increase due to higher profitability, partially offset by the $13.2 million decrease related to the finalization of our 2012 income tax returns discussed above.

The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 9.2% and -7.1% for the three months ended September 30, 2013 and 2012, respectively, and 9.6% and -5.5% for the nine months ended September 30, 2013 and 2012, respectively.

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

As of and for the three and nine months ended September 30, 2013 and 2012, we were not required to establish a liability for uncertain tax positions.

Net Income (Loss) Allocated to Noncontrolling Interests

The following table presents the components of the net income (loss) allocated to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Och-Ziff Operating Group A Units	$69,089	$(231,234)	$192,362	$(689,883)
Consolidated Och-Ziff funds	51,243	69,010	220,836	173,146
Other	410	592	1,543	1,374

Total	$120,742	$(161,632)	$414,741	$(515,363)

Net income (loss) allocated to noncontrolling interests for the quarter-to-date period improved by $282.4 million primarily due to the following:

•	A $300.3 million improvement in the earnings allocated to the Och-Ziff Operating Group A Units driven by the decrease in Reorganization expenses and the increase in incentive income discussed above.

•	A $17.8 million offsetting decrease in the amount of net income allocated to the consolidated Och-Ziff funds driven by the decrease in net gains of consolidated Och-Ziff funds discussed above.

Net income (loss) allocated to noncontrolling interests for the year-to-date period improved by $930.1 million primarily due to the following:

•	An $882.2 million improvement in the earnings allocated to the Och-Ziff Operating Group A Units driven by the decrease in Reorganization expenses and the increase in incentive income discussed above.

•	A $47.7 million increase in the amount of net income allocated to the consolidated Och-Ziff funds driven by the increase in income and net gains of consolidated Och-Ziff funds discussed above.

Net Income (Loss) Allocated to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders	$24,895	$(127,509)	$55,861	$(366,495)

The improvement in our GAAP results for both periods was driven primarily by higher incentive income and management fees and lower Reorganization expenses, partially offset by increases in compensation and benefits and general, administrative and other expenses.

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

Economic Income Revenues (Non-GAAP)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$135,486	$2,685	$138,171	$119,087	$2,923	$122,010
Incentive Income	72,338	—	72,338	8,081	—	8,081
Other revenues	197	6	203	289	2	291

Total Economic Income Revenues	$208,021	$2,691	$210,712	$127,457	$2,925	$130,382

Economic Income revenues for the quarter-to-date period increased by $80.3 million primarily due to the following:

•	A $64.3 million increase in incentive income driven by the crystallization of $43.8 million of incentive income on our multi-strategy assets under management for which the three-year management period expired during the third quarter of 2013 and an increase of $18.6 million related to fund investor redemptions.

•	A $16.2 million increase in management fees primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. Our average management fee rate was 1.50% for the third quarter of 2013, lower than the 1.62% for the third quarter of 2012. This decline was due primarily to an increase in our dedicated credit platforms and CLOs. These products generally have lower management fee rates than our traditional hedge fund products, consistent with market convention for these products.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$391,199	$8,225	$399,424	$355,442	$7,669	$363,111
Incentive Income	196,517	—	196,517	27,716	—	27,716
Other revenues	1,373	13	1,386	770	105	875

Total Economic Income Revenues	$589,089	$8,238	$597,327	$383,928	$7,774	$391,702

Economic Income revenues for the year-to-date period increased by $205.6 million primarily due to the following:

•	A $168.8 million increase in incentive income driven by the crystallization of $69.6 million of incentive income on certain of our credit assets due to the restructuring of terms and expansion of a relationship with an existing investor in the first quarter of 2013, an increase of $62.6 million related to the crystallization of incentive income on our multi-strategy assets under management for which the three-year management period expired during 2013 and an increase of $25.5 million related to fund investor redemptions.

•	A $36.3 million increase in management fees primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. Our average management fee rate was 1.53% for the first nine months of 2013, lower than the 1.65% for the first nine months of 2012. This decline was due primarily to an increase in our dedicated credit platforms and CLOs. These products generally have lower management fee rates than our traditional hedge fund products, consistent with market convention for these products.

Economic Income Expenses (Non-GAAP)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$26,420	$1,105	$27,525	$22,322	$939	$23,261
Non-compensation expenses	28,485	586	29,071	25,352	240	25,592

Total Economic Income Expenses	$54,905	$1,691	$56,596	$47,674	$1,179	$48,853

Economic Income expenses for the quarter-to-date period increased by $7.7 million primarily due to the following:

•	A $4.3 million increase in compensation and benefits primarily driven by an increase in salaries and benefits due in part to an increase in our worldwide headcount as discussed above in “—Results of Operations.” The ratio of salaries and benefits to management fees was 17% in the third quarters of 2013 and 2012.

•	A $3.5 million increase in non-compensation expenses driven primarily by a $1.5 million increase in information processing and communication expenses and a $1.1 million increase in professional services fees. The ratio of non-compensation expenses to management fees was 21% in the third quarters of 2013 and 2012.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$73,066	$3,251	$76,317	$63,123	$2,856	$65,979
Non-compensation expenses	92,529	1,397	93,926	72,152	1,166	73,318

Total Economic Income Expenses	$165,595	$4,648	$170,243	$135,275	$4,022	$139,297

Economic Income expenses for the year-to-date period increased by $30.9 million primarily due to the following:

•	A $20.6 million increase in non-compensation expenses driven primarily by a $15.6 million increase in professional services fees related to business operations, infrastructure, and expenses associated with regulation and compliance. Also contributing to the increase was a $2.0 million increase in information processing and communication expenses and a $1.7 million increase in occupancy and equipment costs. The ratio of non-compensation expenses to management fees was 24% in the first nine months of 2013 compared to 20% in the first nine months of 2012. The increase was due primarily to non-compensation expenses growing at a faster rate than management fees.

•	A $10.3 million increase in compensation and benefits primarily driven by an increase in salaries and benefits due in part to an increase in our worldwide headcount as discussed above in “—Results of Operations.” The ratio of salaries and benefits to management fees was 17% in the first nine months of 2013 compared to 16% in the first nine months of 2012. The increase was due primarily to salaries and benefits increasing at a faster rate than management fees.

Other Economic Income Items (Non-GAAP)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains on joint ventures	$420	$—	$420	$258	$—	$258
Net income (loss) allocated to noncontrolling interests	$1	$314	$315	$(1)	$502	$501

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$960	$—	$960	$37	$(111)	$(74)
Net income (loss) allocated to noncontrolling interests	$(7)	$1,103	$1,096	$(1)	$1,177	$1,176

Net gains (losses) on joint ventures represent the gains (losses) on joint ventures established to expand certain of our private investments platforms. Net income (loss) allocated to noncontrolling interests represents the amount of income (loss) that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us.

Economic Income (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$153,535	$80,042	$424,461	$248,691
Other Operations	686	1,244	2,487	2,464

Total Company	$154,221	$81,286	$426,948	$251,155

Economic Income increased $72.9 million for the quarter-to-date period and $175.8 million for the year-to-date period primarily due to increases in incentive income and management fees, partially offset by increases in compensation and non-compensation expenses.

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

Debt Obligations

In June 2012, we refinanced the indebtedness outstanding under our 2007 Term Loan, as well as the indebtedness outstanding under our aircraft loan. A $384.5 million borrowing under the Delayed Draw Term Loan was used to fund these refinancings, with the balance being used for general corporate purposes. A $6.5 million borrowing under the facility was made in November 2011 to fund a portion of the 2007 Term Loan repurchased and retired in connection with the 2011 Offering. As of September 30, 2013, the total indebtedness outstanding under the Delayed Draw Term Loan was $385.1 million.

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

The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the Delayed Draw Term Loan) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of September 30, 2013, we were in compliance with these covenants.

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

The Delayed Draw Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio of 4.0 to 1.0 and no default or event of default has occurred and is continuing. As of September 30, 2013, the Och-Ziff Operating Group had not incurred any unsecured indebtedness. We will not be permitted to make distributions from the Och-Ziff Operating Group if we are in default under the Delayed Draw Term Loan.

The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains (or losses) on investments and dividends and interest from investments. As of September 30, 2013, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Och-Ziff Operating Group. As a result, we expect to pay to our remaining executive managing directors and the Ziffs approximately 78% (from 85% at the time of the 2007 Offerings) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that we actually realize as a result of such increases in tax basis. To the extent that we do not realize any cash savings, we would not be required to make corresponding payments under the tax receivable agreement.

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

As of September 30, 2013, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $787.7 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

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

Dividends and Distributions

The following table presents the cash dividends declared on our Class A Shares in 2013 and the related cash distributions to our executive managing directors and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors and the Ziffs (dollars in thousands)
November 22, 2013	November 15, 2013	$0.25	$89,677
August 19, 2013	August 12, 2013	$0.14	$57,281
May 20, 2013	May 13, 2013	$0.28	$111,380
February 26, 2013	February 19, 2013	$0.75	$287,270

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

The declaration and payment of future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy or reduce or eliminate our distributions at any time in its discretion. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our term loan; legal, tax and regulatory restrictions; other restrictions and limitations on the payment of distributions by us to our Class A Shareholders or by our subsidiaries to us; and such other factors as our Board of Directors may deem relevant.

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

Cash Flows Analysis

Operating Activities. Net cash from operating activities was $872.8 million and $(148.1) million for the nine months ended September 30, 2013 and 2012, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate, as these entities are investment companies for GAAP purposes, and therefore their investment-related cash flows are classified within operating activities. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.

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

Financing Activities. Net cash from financing activities was $(733.9) million and $185.6 million for the nine months ended September 30, 2013 and 2012, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and withholding taxes on vested RSUs. Contributions from noncontrolling interests, substantially all of which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.

We paid dividends to our Class A Shareholders of $174.0 million and $39.4 million and paid distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units of $445.4 million and $112.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Additionally, during the second quarter of 2012 we repaid the outstanding obligations under our 2007 Term Loan and our aircraft loan through a $384.5 million borrowing under our Delayed Draw Term Loan. See “—Debt Obligations” for additional information.

The increase in net cash used in financing activities was primarily due to increases in distributions on the Och-Ziff Operating Group A Units and dividends to Class A Shareholders. These increases were driven by the higher incentive income in 2012 compared to 2011, partially offset by higher discretionary cash bonuses related to 2012 compared to 2011, as discussed above in “—Operating Activities.” Also contributing to the increase were higher cash outflows to investors in the consolidated funds.

Contractual Obligations

During the second quarter of 2013, we extended the operating lease for our headquarters in New York through 2029. The table below presents total future minimum lease payments for all of our operating leases with noncancelable lease terms in excess of one year, including this lease extension. There have been no significant changes to our other contractual obligations reported in our Annual Report.

	Remainder of 2013	2014 - 2015	2016 - 2017	2018 - Thereafter	Total
Operating leases	$5,227	$42,407	$46,886	$219,296	$313,816

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

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

As of September 30, 2013, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 53% within Level I; approximately 12% within Level II; and approximately 35% within Level III. As of December 31, 2012, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 15% within Level II; and approximately 37% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

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

As of September 30, 2013, the only assets and liabilities carried at fair value in our consolidated balance sheet were the investment holdings of the consolidated Och-Ziff funds. The majority of the investments held by the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).

The following table presents our net economic exposure to these Level III investments:

September 30, 2013
(dollars in thousands)
Level III assets and liabilities (net) of consolidated Och-Ziff funds	$1,807,299
Less: Level III assets and liabilities (net) for which we do not bear direct economic exposure	(1,803,441)

Net Economic Exposure to Level III Assets and Liabilities (net)	$3,858

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

Och-Ziff Corp generated taxable income of $128.7 million in the first nine months of 2013 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 10-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported annual net losses on a GAAP basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $37.8 billion as of October 1, 2013, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred income tax assets related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our executive managing directors and the Ziffs under the tax receivable agreement equal to approximately 78% of such amount; therefore, our net income (loss) allocated to Class A Shareholders would only be impacted by 22% of any valuation allowance recorded against the deferred income tax assets.

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

As of September 30, 2013, we had $111.2 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $137.1 million of net operating losses available to offset future taxable income for state income tax purposes and $117.4 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of September 30, 2013, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $10.2 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to GAAP that went into effect during the first nine months of 2013 are expected to have an impact on our future trends.

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

Economic Income Reconciliations

The following tables present the reconciliations of Economic Income to our GAAP net income (loss) allocated to Class A Shareholders for the periods presented in this MD&A:

	Three Months Ended September 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$24,274	$621	$24,895
Net income allocated to the Och-Ziff Operating Group A Units	69,089	—	69,089
Equity-based compensation	36,389	—	36,389
Income taxes	14,786	—	14,786
Adjustment for expenses related to compensation arrangements based on fund investment performance	4,324	—	4,324
Reorganization expenses	4,022	—	4,022
Depreciation and amortization	1,833	189	2,022
Changes in tax receivable agreement liability	(1,071)	—	(1,071)
Other adjustments	(111)	(124)	(235)

Economic Income—Non-GAAP	$153,535	$686	$154,221

	Three Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(128,661)	$1,152	$(127,509)
Reorganization expenses	398,503	—	398,503
Net loss allocated to the Och-Ziff Operating Group A Units	(231,234)	—	(231,234)
Income taxes	19,126	1	19,127
Equity-based compensation	16,200	19	16,219
Adjustment for expenses related to compensation arrangements based on fund investment performance	3,643	—	3,643
Depreciation and amortization	2,217	189	2,406
Allocations to Och-Ziff Operating Group D Units	1,812	—	1,812
Changes in tax receivable agreement liability	(1,519)	—	(1,519)
Other adjustments	(45)	(117)	(162)

Economic Income—Non-GAAP	$80,042	$1,244	$81,286

	Nine Months Ended September 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$53,146	$2,715	$55,861
Net income allocated to the Och-Ziff Operating Group A Units	192,362	—	192,362
Equity-based compensation	99,426	—	99,426
Income taxes	49,803	—	49,803
Reorganization expenses	12,064	—	12,064
Adjustment for expenses related to compensation arrangements based on fund investment performance	7,603	—	7,603
Depreciation and amortization	5,784	560	6,344
Allocations to Och-Ziff Operating Group D Units	5,590	—	5,590
Changes in tax receivable agreement liability	(1,054)	—	(1,054)
Other adjustments	(263)	(788)	(1,051)

Economic Income—Non-GAAP	$424,461	$2,487	$426,948

	Nine Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(368,727)	$2,232	$(366,495)
Reorganization expenses	1,195,335	—	1,195,335
Net loss allocated to the Och-Ziff Operating Group A Units	(689,883)	—	(689,883)
Equity-based compensation	50,236	58	50,294
Income taxes	46,013	9	46,022
Depreciation and amortization	6,523	562	7,085
Adjustment for expenses related to compensation arrangements based on fund investment performance	6,608	—	6,608
Allocations to Och-Ziff Operating Group D Units	4,244	—	4,244
Changes in tax receivable agreement liability	(1,570)	—	(1,570)
Other adjustments	(88)	(397)	(485)

Economic Income—Non-GAAP	$248,691	$2,464	$251,155

Economic Income Revenues

The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$140,833	$2,685	$143,518	$122,973	$2,923	$125,896
Adjustment to management fees(1)	(5,347)	—	(5,347)	(3,886)	—	(3,886)

Management Fees—Economic Income Basis—Non-GAAP	135,486	2,685	138,171	119,087	2,923	122,010

Incentive income—GAAP	72,338	—	72,338	8,081	—	8,081
Adjustment to incentive income(2)	—	—	—	—	—	—

Incentive Income—Economic Income Basis—Non-GAAP	72,338	—	72,338	8,081	—	8,081

Other revenues(3)	197	6	203	289	2	291

Total Revenues—Economic Income Basis—Non-GAAP	$208,021	$2,691	$210,712	$127,457	$2,925	$130,382

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$405,202	$8,225	$413,427	$367,801	$7,669	$375,470
Adjustment to management fees(1)	(14,003)	—	(14,003)	(12,359)	—	(12,359)

Management Fees—Economic Income Basis—Non-GAAP	391,199	8,225	399,424	355,442	7,669	363,111

Incentive income—GAAP	195,403	—	195,403	27,716	—	27,716
Adjustment to incentive income(2)	1,114	—	1,114	—	—	—

Incentive Income—Economic Income Basis—Non-GAAP	196,517	—	196,517	27,716	—	27,716

Other revenues(3)	1,373	13	1,386	770	105	875

Total Revenues—Economic Income Basis—Non-GAAP	$589,089	$8,238	$597,327	$383,928	$7,774	$391,702

(1)	Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.
(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.
(3)	These items are presented on a GAAP basis. Accordingly, no adjustments to or reconciliations of these items are presented.

Economic Income Expenses

The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$67,133	$1,105	$68,238	$43,976	$958	$44,934
Adjustment to compensation and benefits(1)	(40,713)	—	(40,713)	(21,654)	(19)	(21,673)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$26,420	$1,105	$27,525	$22,322	$939	$23,261

Interest expense and general, administrative and other expenses—GAAP	$37,438	$776	$38,214	$32,006	$429	$32,435
Adjustment to interest expense and general, administrative and other expenses(2)	(8,953)	(190)	(9,143)	(6,654)	(189)	(6,843)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$28,485	$586	$29,071	$25,352	$240	$25,592

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$185,685	$3,251	$188,936	$124,211	$2,914	$127,125
Adjustment to compensation and benefits(1)	(112,619)	—	(112,619)	(61,088)	(58)	(61,146)

Compensation and Benefits—Economic Income Basis—Non-GAAP	$73,066	$3,251	$76,317	$63,123	$2,856	$65,979

Interest expense and general, administrative and other expenses—GAAP	$119,318	$1,957	$121,275	$94,362	$1,728	$96,090
Adjustment to interest expense and general, administrative and other expenses(2)	(26,789)	(560)	(27,349)	(22,210)	(562)	(22,772)

Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$92,529	$1,397	$93,926	$72,152	$1,166	$73,318

(1)	Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. Further, expenses related to compensation arrangements based on fund investment performance are recognized at the end of the relevant performance measurement period (generally in the fourth quarter of each year), as management determines the total amount of compensation under these arrangements once the investment performance of the relevant fund over the applicable performance period is known. Allocations to the Och-Ziff Operating Group D Units are also excluded, as management reviews operating performance at the Och-Ziff Operating Group level, where substantially all of our operations are performed, prior to making any income allocations.
(2)	Adjustment to exclude depreciation, amortization and changes in the tax receivable agreement liability, as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Other Economic Income Items

The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$531	$—	$531	$317	$—	$317
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(111)	—	(111)	(59)	—	(59)

Net Gains on Joint Ventures—GAAP(2)	$420	$—	$420	$258	$—	$258

Net income (loss) allocated to noncontrolling interests—GAAP	$89,369	$31,373	$120,742	$(187,039)	$25,407	$(161,632)
Adjustment to net income (loss) allocated to noncontrolling interests(3)	(89,368)	(31,059)	(120,427)	187,038	(24,905)	162,133

Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$1	$314	$315	$(1)	$502	$501

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures—GAAP	$1,253	$—	$1,253	$140	$(111)	$29
Adjustment to net gains (losses) on investments in Och-Ziff funds and joint ventures(1)	(293)	—	(293)	(103)	—	(103)

Net Gains (Losses) on Joint Ventures—GAAP(2)	$960	$—	$960	$37	$(111)	$(74)

Net income (loss) allocated to noncontrolling interests—GAAP	$274,043	$140,698	$414,741	$(610,998)	$95,635	$(515,363)
Adjustment to net income (loss) allocated to noncontrolling interests(3)	(274,050)	(139,595)	(413,645)	610,997	(94,458)	516,539

Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(7)	$1,103	$1,096	$(1)	$1,177	$1,176

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains (losses) to be reflective of our operating performance.
(2)	Represents the net gains (losses) on joint ventures established to expand certain of our private investments platforms.
(3)	Adjustment to exclude amounts allocated to our executive managing directors and the Ziffs on their interests in the Och-Ziff Operating Group, as management reviews operating performance at the Och-Ziff Operating Group level. We conduct substantially all of our activities through the Och-Ziff Operating Group. Additionally, the impact of the consolidated Och-Ziff funds, including the allocation of earnings (losses) to investors in those funds, is also removed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our hedge funds and committed or invested capital for our real estate and certain other funds. A 10% change in the fair value of the net assets held by our funds as of September 30, 2013, and December 31, 2012, would have resulted in a change of approximately $3.4 billion and $2.9 billion, respectively, in our assets under management.

A 10% change in the fair value of the net assets held by our funds as of October 1, 2013 (the date management fees are calculated for the fourth quarter of 2013) would impact management fees charged on that day by approximately $12.9 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2013, would have impacted management fees charged on that day by approximately $11.3 million.

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

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of September 30, 2013, and December 31, 2012, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income (loss) allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our Delayed Draw Term Loan bears interest at rates indexed to LIBOR. We estimate that as of September 30, 2013, and December 31, 2012, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net income (loss) allocated to Class A Shareholders or Economic Income.

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of September 30, 2013, and December 31, 2012, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income (loss) allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2013, we issued 9,000,000 Class A Shares in connection with the Ziffs’ exchange of an equal number of Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A Units surrendered by the Ziffs were automatically canceled upon the exchange. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units were pursuant to the terms of the exchange agreement by and among Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, our executive managing directors and the Ziffs. The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

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

Dated: November 5, 2013

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director