Form 10-K
period 2013-12-31
Och-Ziff Capital Management Group LLC
filed 2014-03-18
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was approximately $1.5 billion. As of March 13, 2014, there were 170,551,300 Class A Shares and 301,884,116 Class B Shares outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the 2014 annual meeting of Och-Ziff Capital Management Group LLC’s shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

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

References to our “executive managing directors” refer to the current limited partners of the Och-Ziff Operating Group entities other than the Ziffs and our intermediate holding companies, including our founder, Mr. Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. References to our “active executive managing directors” refer to executive managing directors who remain active in our business and certain employees with the title executive managing director. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons.

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

References to our “IPO” refer to our initial public offering of 36.0 million Class A Shares that occurred in November 2007. References to the “2007 Offerings” refer collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned subsidiary of Dubai International Capital LLC, which we refer to as “DIC.” References to the “Reorganization” refer to the reorganization of our business prior to the 2007 Offerings. References to the “2011 Offering” refer to our public offering of 33.3 million Class A Shares in November 2011.

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

We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions, including Euro-zone sovereign debt issues; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; conditions impacting the alternative asset management industry; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our active executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.

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

Business Description

Founded in 1994 by Daniel S. Och, we are one of the largest institutional alternative asset managers in the world, with approximately $42.3 billion in assets under management as of March 1, 2014. We serve the investment needs of a diversified institutional base, providing asset management services through our funds, which pursue a broad range of global investment opportunities. We currently manage multi-strategy funds, credit funds, CLOs, real estate funds and other alternative investment vehicles.

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

We have built an experienced investment management team around the world. As of December 31, 2013, we had 546 employees worldwide, including 148 investment professionals and 24 active executive managing directors, working from our headquarters in New York City and offices in London, Hong Kong, Mumbai, Beijing and Dubai. Our London office houses our European investment team and our Hong Kong office houses the majority of our Asian investment team.

We conduct substantially all of our operations through our only reportable segment under GAAP, the Och-Ziff Funds segment, which provides asset management services to our multi-strategy funds, credit funds, CLOs and other alternative investment vehicles. Other Operations are primarily comprised of our real estate business, which provides asset management services to our real estate funds. See Note 16 to our consolidated financial statements included in this annual report for additional information regarding the Och-Ziff Funds segment.

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

The following chart presents the composition of our assets under management by fund as of December 31, 2013:

The following chart presents the composition of our assets under management by geography as of January 1, 2014(1):

(1)

The North American exposure includes the United States, Canada, Central America and South America. The European exposure includes Africa and the Middle East. The Asian exposure includes Australia and New Zealand.

Multi-Strategy Funds

As of December 31, 2013, we managed approximately $31.8 billion of assets under management in our multi-strategy funds, or 79% of our total assets under management. These funds seek to generate consistent, positive, absolute returns across market cycles, with low volatility compared to the equity markets.

Our three main multi-strategy funds are described below. As of December 31, 2013, these funds comprised approximately 70% of our assets under management.

•

OZ Master Fund is our flagship, global, multi-strategy fund. The OZ Master Fund opportunistically allocates capital between the underlying investment strategies described below in North America, Europe and Asia. The OZ Master Fund’s European and Asian investments mirror those made in the OZ Europe Master Fund and the OZ Asia Master Fund, respectively. As of January 1, 2014, the OZ Master Fund’s geographic allocation was 65% in North America, Central America and South America, 19% in Europe, Africa and the Middle East and 16% in Asia, Australia and New Zealand.

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

The chart below presents the composition, by strategy (excluding residual assets attributable to redeeming investors), of the OZ Master Fund as of January 1, 2014, which represents the majority of our assets under management.

Credit Funds

As of December 31, 2013, we managed approximately $4.4 billion of assets under management in our dedicated credit funds. These funds make investments in a broad range of structured and corporate credit assets, primarily in the United States and Europe. The investment professionals who manage the structured and corporate credit strategies in our multi-strategy funds also manage our dedicated credit funds, enabling our investors to take advantage of our investment expertise in these asset classes. The investment process for these funds follows the same research-driven investment process that is pursued in our other investment strategies.

CLOs

As of December 31, 2013, we managed approximately $2.6 billion of assets under management in our CLOs. CLOs are collateralized financing vehicles that issue notes to investors and use those proceeds to acquire various types of credit-related investments that serve as collateral for the notes. The more senior notes have a stated interest rate and interest is due periodically, while the most subordinated notes have no stated interest rate but are entitled to any of the excess cash flows from the underlying collateral after fees and expenses.

Real Estate Funds

As of December 31, 2013, we managed approximately $840.4 million of assets under management in our real estate funds. These funds generally make investments in commercial and residential real estate in North America, including real property, multi-property portfolios, real estate related joint ventures, real estate operating companies and other real estate related assets.

Investment Management Process

Our approach to asset management today is based on the same fundamental elements that we have employed since our firm was founded in 1994. Our objectives are to create long-term value for our fund investors by generating consistent, positive, absolute returns while protecting investor capital, and to develop new, carefully considered investment opportunities. Our extensive experience, combined with the consistency of our approach to investing and risk management, has been integral to extending our performance history. Our investment and risk management processes benefit from our dedicated and experienced investment teams operating out of our offices worldwide. Our portfolio managers, who are active executive managing directors, combine qualitative judgment gained from their extensive experience with quantitative analysis in order to effectively manage our investment process.

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

The table below sets forth, as of December 31, 2013, the net annualized return, volatility and Sharpe Ratio of the OZ Master Fund, the Och-Ziff Multi-Strategy Composite (as defined below), the S&P 500 Index and the MSCI World Index, and is provided for illustrative purposes only. The OZ Master Fund includes every strategy and geography in which the Och-Ziff funds invest and constituted approximately 63% of our assets under management as of December 31, 2013. Our other funds implement geographical or strategy focused investment programs. The investment performance for our other funds varies from those of the OZ Master Fund, and that variance may be material. The performance reflected in the table below is not necessarily indicative of the future results of the OZ Master Fund. There can be no assurance that any Och-Ziff fund will achieve comparable results.

Past performance is no indication or guarantee of future results.

Net Annualized Return through December 31, 2013	1 Year	3 Years	5 Years	Since OZ Master Fund Inception (January 1, 1998)	Since Och-Ziff Multi-Strategy Composite Inception (April 1, 1994)
OZ Master Fund Composite[1]	13.90%	8.14%	11.06%	9.91%	n/a
Och-Ziff Multi-Strategy Composite[2]	13.90%	8.14%	11.06%	9.91%	13.22%
S&P 500 Index[3]	32.39%	16.18%	17.94%	6.03%	9.56%
MSCI World Index[3]	29.57%	12.76%	14.93%	5.26%	7.28%

Volatility - Standard Deviation (Annualized)[4]
OZ Master Fund Composite[1]	2.90%	3.44%	3.82%	4.95%	n/a
Och-Ziff Multi-Strategy Composite[2]	2.90%	3.44%	3.82%	4.95%	5.37%
S&P 500 Index[3]	8.48%	12.11%	15.81%	15.94%	15.24%
MSCI World Index[3]	8.28%	11.66%	14.47%	15.06%	14.34%

Sharpe Ratio[5]
OZ Master Fund Composite[1]	4.72	2.30	2.83	1.44	n/a
Och-Ziff Multi-Strategy Composite[2]	4.72	2.30	2.83	1.44	1.84
S&P 500 Index[3]	3.80	1.32	1.12	0.20	0.41
MSCI World Index[3]	3.55	1.08	1.01	0.17	0.28
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

Assets Under Management

Our assets under management are a function of the capital that is placed with us by investors in our funds and the investment performance of our funds. Our ability to generate consistent, positive, absolute returns in rising markets and preserve fund investor capital during periods of market volatility or decline are key determinants of the long-term success of our business. Our investment track record is a key factor that enables us to attract additional assets under management from both existing and new fund investors. Growth in assets under management and positive investment performance by our funds drive growth in our revenues and earnings. Conversely, poor investment performance slows our growth by decreasing our assets under management and increases the potential for redemptions from our funds, which would reduce our assets under management and have a negative effect on our revenues and earnings. For additional information regarding assets under management, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Assets Under Management and Fund Performance Information.”

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

The following table presents the cumulative capital allocated to the hedge fund industry over the last ten years:

Historical Hedge Fund Assets Under Management

(dollars in billions as of December 31)

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$820
$973
$1,105
$1,465
$1,868
$1,407
$1,600
$1,917
$2,008
$2,252
$2,628
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013

Source: Hedge Fund Research

During 2013, hedge fund industry assets under management grew by approximately 17%, driven by a combination of performance-related appreciation and capital net inflows. Capital net inflows increased approximately 85% over those in 2012, and were at the second highest level in the last five years. We believe that strong equity market conditions and improved macroeconomic fundamentals globally caused investor confidence to improve, resulting in higher allocations of new capital to the industry. Additionally, we believe that the demand for alternative asset managers continued to increase as institutional investors remained focused on risk mitigation and downside capital protection in their equity portfolios, and yield enhancement in their fixed income portfolios. Investment performance among hedge funds was positively impacted during 2013 by sharply higher equity markets globally and improved economic fundamentals.

Och-Ziff’s Historical Assets Under Management(1)

(dollars in billions as of December 31)

$50.0
$40.0
$30.0
$20.0
$10.0
$0.0
$5.8
$11.3
$15.6
$22.6
$33.4
$27.0
$23.1
$27.9
$28.8
$32.6
$40.2
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013

(1)

Includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of the after-tax proceeds from the 2007 Offerings. As of December 31, 2013, approximately 7% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 39% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. For the period from 2003 through 2004, total assets under management do not include assets externally managed by an affiliated investment adviser pursuant to a joint venture arrangement.

Competitive Environment

The alternative asset management industry is intensely competitive, and we expect that it will remain so. We face competition in all aspects of our business globally. Examples include attracting institutional investors and assets under management, pursuing attractive investment opportunities in all of our underlying strategies and in all geographies, and hiring and retaining professionals in all areas of our business. We compete globally for investment opportunities, investor capital and talent. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of these competitors continue to raise capital to pursue investment strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. Our competitive position depends on our reputation, our investment performance track record, our investment and risk management processes, our ability to continue to offer innovative investment products, the breadth of our infrastructure and our ability to continue to attract and retain qualified employees while managing compensation and other costs. For additional information regarding the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Business—Competitive pressures in the asset management business could materially adversely affect our business, financial condition or results of operations.”

Competitive Strengths

Our business was built on certain fundamental elements that we believe are differentiating competitive strengths. They continue to define Och-Ziff today. As such, we view these elements as important to our ability to retain and attract new assets under management and, over time, increase our market share of new capital flows to the hedge fund industry.

•

Alignment of interests.    We structure our business to align our firm’s interests with those of the investors in our funds. Investments by our executive managing directors and employees comprise a meaningful portion of our total assets under management. Additionally, all of our executive managing directors have an ownership interest in the firm and receive distributions that are directly tied to the firm’s profitability or otherwise receive compensation tied to the firm’s profitability.

•

Employee and executive managing director equity ownership.    We have a history of hiring highly talented and experienced employees across all areas of our business, and developing them into senior roles as managing directors and executive managing directors. As of December 31, 2013, we had 24 active executive managing directors, each of whom has an ownership interest in the firm or otherwise receives compensation tied to the firm’s profitability, and 55 managing directors whose compensation structure includes receiving a portion of any bonus compensation in equity that vests over time. We believe the number of senior personnel we have, and their breadth of equity ownership, sets us apart in our industry and ensures the continuity and stability of our firm.

•

Team-based culture.    We evaluate executive managing director and employee contributions, and have designed our compensation structure, based on a “one-firm” approach that encourages internal cooperation and the sharing of ideas. We are a global organization and we have fostered a culture that allows us to allocate capital and evaluate investment opportunities on a firm-wide basis, focusing on the best ideas and opportunities available. This collaborative approach emphasizes the success of our firm as a whole.

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

Our executive managing directors and employees collectively comprise approximately 7% of our total assets under management as of January 1, 2014. The single largest unaffiliated investor in our funds accounted for approximately 8% of our total assets under management as of January 1, 2014, and the top five unaffiliated fund investors accounted, in the aggregate, for approximately 20%. These percentages exclude the $2.6 billion of assets under management in our CLOs, which are held by various types of investors.

The chart below presents the composition of our fund investor base by type across our funds (excluding investors in our CLOs) as of January 1, 2014:

The following chart presents the composition of our fund investor base by region across our funds (excluding investors in our CLOs) as of January 1, 2014:

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

Och-Ziff Capital Management Group LLC currently has two classes of shares outstanding: Class A Shares and Class B Shares.

Class A Shares.    Class A Shares represent Class A limited liability company interests in Och-Ziff Capital Management Group LLC. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2013, represent 36.0% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon exchange of Och-Ziff Operating Group A Units (as defined below) by our executive managing directors and the Ziffs, as described below, and upon vesting of equity awards granted under our Amended and Restated 2007 Equity Incentive Plan. In the future, we expect to issue additional equity awards relating to Class A Shares under our 2013 Incentive Plan.

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

As of December 31, 2013, the Class B Shares represent 64.0% of our total combined voting power. Our executive managing directors have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability, or (ii) such time as our executive managing directors hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of our shareholders.

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

The Och-Ziff Operating Group A Units and Och-Ziff Operating Group B Units have no preference or priority over other securities of the Och-Ziff Operating Group (other than the Och-Ziff Operating Group D Units to the extent described below) and, upon liquidation, dissolution or winding up, will be entitled to any assets remaining after payment of all debts and liabilities of the Och-Ziff Operating Group (together with the Och-Ziff Operating Group D Units to the extent described below).

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

Our executive managing directors and the Ziffs own 100% of the Och-Ziff Operating Group A Units, which as of December 31, 2013, represent a 64.1% equity interest in the Och-Ziff Operating Group. Och-Ziff Operating Group A Units are exchangeable for our Class A Shares on a one-for-one basis, subject to minimum retained ownership requirements by our executive managing directors and certain exchange rate adjustments for splits, unit distributions and reclassifications. Och-Ziff Operating Group A Units granted to our executive managing directors in connection with the Reorganization were generally subject to ratable annual vesting through November 2012.

In August 2012, our executive managing directors approved new transfer restrictions that generally limit their ability to transfer or exchange their Och-Ziff Operating Group A Units. In 2014, these transfer restrictions will allow each of our executive managing directors to exchange Och-Ziff Operating Group A Units representing up to 10% of their vested partnership interests in the Och-Ziff Operating

Group per year (determined on a cumulative basis), together with an equivalent percentage of units that were permitted to be but were not exchanged in 2013, and to sell any resulting Class A Shares with the approval of the Exchange Committee. In 2015, the Exchange Committee will determine in its sole discretion whether to allow any additional exchanges of Och-Ziff Operating Group A Units and sales of any resultant Class A Shares by any of our executive managing directors for each year from 2015 through 2017, provided that such exchanges will generally not exceed 10% of an executive managing director’s vested partnership interests in the Och-Ziff Operating Group per year (determined on a cumulative basis). Prior to the adoption of these modifications, our executive managing directors would have been entitled to exchange up to 75% of their vested Och-Ziff Operating Group A Units and sell the resultant Class A Shares.

Och-Ziff Operating Group B Units.    We contributed our proceeds from the 2007 Offerings to our intermediate holding companies, which in turn contributed those proceeds to each of the Och-Ziff Operating Group entities in exchange for Class B operating group units in each such entity. One Class B operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group B Unit.” Each intermediate holding company holds a general partner interest and Och-Ziff Operating Group B Units in each Och-Ziff Operating Group entity that it controls. Our intermediate holding companies own 100% of the Och-Ziff Operating Group B Units, which, as of December 31, 2013, represent a 35.9% equity interest in the Och-Ziff Operating Group. The Och-Ziff Operating Group B Units are economically identical to the Och-Ziff Operating Group A Units held by our executive managing directors and the Ziffs and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.

Och-Ziff Operating Group D Units.    Subsequent to our IPO, we issued Class D operating group units to new executive managing directors in connection with their admission to the Och-Ziff Operating Group, as well as in connection with performance-related grants to executive managing directors. Commencing in 2013, we began to issue Class D operating group units to active executive managing directors participating in The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan, which we refer to as the “PIP.” For additional information regarding the PIP, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Understanding Our Results—Expenses—Compensation and Benefits.”

One Class D operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group D Unit.” The Och-Ziff Operating Group D Units are non-equity, limited partner profits interests that are only entitled to share in residual assets upon liquidation, dissolution or winding up to the extent that there has been a threshold amount of appreciation or gain in the value of the Och-Ziff Operating Group subsequent to issuance of the units. The Och-Ziff Operating Group D Units convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. Allocations to these interests are recorded within compensation and benefits in our consolidated statements of comprehensive income (loss).

The diagram below depicts our organizational structure as of December 31, 2013(1):

Executive Managing Directors
Public Shareholders
100% Class B Shares
* no economic rights in Och-Ziff Capital Management Group LLC
* 64.0% of total combined voting power in Och-Ziff Capital Management Group LLC(3)
100% Class A Shares
* 100% of economic rights in Och-Ziff Capital Management Group LLC
* 35.9% indirect equity interest in Och-Ziff Operating Group
* 36.0% of total combined voting power in Och-Ziff Capital Management Group LLC
Executive Managing Directors and Ziffs(2)
Och-Ziff Capital Management Group LLC (NYSE: OZM)
100% Och-Ziff Operating Group A Units
* 64.1% of the equity interests in Och-Ziff Operating Group
* limited partner interest
* exchangeable for Och-Ziff Capital Management Group LLC Class A Shares (subject to vesting, minimum retained ownership requirements and transfer restrictions)
100%
100%
Och-Ziff Corp
Och-Ziff Holding
Sole General Partner
100% Och-Ziff Operating Group B Units
* 35.9% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units
* 35.9% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units
* 35.9% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Och-Ziff Operating Group(4)(5)
OZ Management
OZ Advisors I
OZ Advisors II

(1)

This diagram does not give effect to 11,252,023 Class A restricted share units, or “RSUs,” that were outstanding as of December 31, 2013, and which were granted to our executive managing directors, managing directors, other employees and the independent members of our Board of Directors.

(2)

Mr. Och, the other executive managing directors and the Ziffs hold Och-Ziff Operating Group A Units representing 33.2%, 30.6% and 0.3%, respectively, of the equity in the Och-Ziff Operating Group, excluding the 3,205,923 Class A Shares collectively owned directly by Mr. Och and certain other executive officers. Our executive managing directors also hold Class C Non-Equity Interests and Och-Ziff Operating Group D Units as described below in notes (4) and (5).

(3)

Mr. Och holds Class B Shares representing 33.3% of the voting power of our Company and the other executive managing directors hold Class B Shares representing 30.7% of the voting power of our Company. Our executive managing directors have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. In addition, Mr. Och controls an additional 0.4% of the combined voting power through his direct ownership of 1,957,071 Class A Shares. The Ziffs do not hold any of our Class B Shares and, therefore, will only have voting power in our Company to the extent they exchange their Och-Ziff Operating Group A Units for Class A Shares and retain such Class A Shares.

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

(5)

Not presented in the diagram above are Och-Ziff Operating Group D Units, which represent an approximately 2.3% profits interest in the Och-Ziff Operating Group, and are not considered equity interests for GAAP purposes. Our executive managing directors hold all of the Och-Ziff Operating Group D Units.

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

Employees

As of December 31, 2013, our worldwide headcount was 546 (including 71 in the United Kingdom and 48 in Asia), with 148 investment professionals (including 38 in the United Kingdom and 23 in Asia). As of this date, we had 24 active executive managing directors and 55 managing directors.

Regulatory Matters

Our business is subject to extensive regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. As an investment adviser registered under the Investment Advisers Act of 1940, as amended, which we refer to as the “Advisers Act,” and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, which we refer to as “ERISA.” Our European and Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the U.K. Financial Conduct Authority, the Securities and Futures Commission in Hong Kong, the Securities and Exchange Board of India and the Dubai Financial Services Authority. Currently, governmental authorities in the United States and in the other countries in which we operate have proposed additional disclosure requirements and regulation of hedge funds and other alternative asset managers. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business.”

Global Compliance Program

We have implemented a global compliance program to address the legal and regulatory requirements that apply to our company-wide operations. We registered as an investment adviser with the SEC in 1999. Since that time, our affiliated companies have registered with the U.K. Financial Conduct Authority, the Securities and Futures Commission in Hong Kong, the National Futures Association in the U.S., the Securities and Exchange Board of India and the Dubai Financial Services Authority, as well as other regulatory bodies. We have structured our global compliance program to address the requirements of each of these regulators, as well as the requirements necessary to support our global securities, commodities and loan trading operations.

Our compliance program includes comprehensive policies and supervisory procedures that have been designed and implemented to monitor compliance with these requirements. All employees attend mandatory annual compliance training to remain informed of our policies and procedures related to matters such as the handling of material non-public information, conflicts of interest and employee securities trading. Annual training specifically targeted at ensuring the understanding of and compliance with the Foreign Corrupt Practices Act (the “FCPA”) and, as applicable, other foreign anti-corruption laws and regulations is mandatory for employees and executives responsible for structuring, supervising, ensuring compliance of and executing accounting functions for private deals, as well as for employees who interact with or provide reporting to investors. In addition to a robust internal compliance framework, we have strong relationships with a global network of local attorneys specializing in compliance matters to help us quickly identify regulatory changes and address compliance issues as they arise.

Our Executive Officers

Set forth below is certain information regarding our executive officers as of the date of this filing.

Daniel S. Och, 53, is the founder of the Och-Ziff Capital Management Group. Mr. Och serves as Och-Ziff’s Chief Executive Officer and Chairman of the Board of Directors and the Partner Management Committee. Prior to founding Och-Ziff in 1994, Mr. Och spent eleven years at Goldman, Sachs & Co. He began his career in the Risk Arbitrage Department, and later responsibilities included Head of Proprietary Trading in the Equities Division and Co-Head of U.S. Equities Trading. Mr. Och holds a B.S. in Finance from the Wharton School of the University of Pennsylvania.

Joel M. Frank, 58, is Chief Financial Officer and Senior Chief Operating Officer of Och-Ziff, and is a member of Och-Ziff’s Board of Directors and Partner Management Committee. Prior to joining Och-Ziff at its inception in 1994, Mr. Frank was with Rho Management Company, Inc. as its Chief Financial Officer from 1988 to 1994. He was previously with Manufacturers Hanover Investment Corporation from 1983 to 1988 as Vice President and Chief Financial Officer and with Manufacturers Hanover Trust from 1977 to 1983. Mr. Frank holds a B.B.A. in Accounting from Hofstra University and an M.B.A. in Finance from Fordham University. He is a C.P.A. certified in the State of New York.

David Windreich, 56, is Head of U.S. and European Investing for Och-Ziff and is a member of Och-Ziff’s Board of Directors and Partner Management Committee. Prior to joining Och-Ziff at its inception in 1994, Mr. Windreich was a Vice President in the Equity Derivatives Department of Goldman, Sachs & Co. He began his career at Goldman, Sachs & Co. in 1983 and became a Vice President in 1988. Mr. Windreich holds both a B.A. in Economics and an M.B.A. in Finance from the University of California, Los Angeles.

Zoltan Varga, 40, is Head of Asian Investing for Och-Ziff, is a member of Och Ziff’s Partner Management Committee and helps manage Och-Ziff’s Hong Kong office. Prior to joining Och-Ziff in 1998, Mr. Varga was with Goldman, Sachs & Co. as an Investment Banking Analyst in the Mergers and Acquisitions Department. Mr. Varga holds a B.A. in Economics from DePauw University.

Harold A. Kelly, 50, is Head of Global Convertible and Derivative Arbitrage for Och-Ziff and is a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 1995, Mr. Kelly spent seven years trading various financial instruments and held positions at Cargill Financial Services Corporation, Eagle Capital Management, Merrill Lynch International, Ltd. and Buchanan Partners, Ltd. Mr. Kelly holds a B.B.A. in Finance and also holds an M.B.A. and a Ph.D. in Business Administration from The University of Georgia.

James S. Levin, 31, is Head of Global Credit for Och-Ziff and is a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 2006, Mr. Levin was an Associate at Dune Capital Management LP. Prior to that, Mr. Levin was an analyst at Sagamore Hill Capital Management, L.P. Mr. Levin holds a B.A. in Computer Science from Harvard University.

Jeffrey C. Blockinger, 44, is Chief Legal Officer, Chief Compliance Officer and Secretary of Och-Ziff. Prior to joining Och-Ziff in April 2005, Mr. Blockinger was with Schulte, Roth and Zabel LLP from April 2003 to April 2005, Crowell & Moring LLP from January 2002 to April 2003 and Morgan, Lewis & Bockius LLP from September 1996 to January 2002. Mr. Blockinger holds a B.A. in Political Science from Purdue University and a J.D. from the University of Miami School of Law. Mr. Blockinger is admitted to the bars of New York and the District of Columbia.

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

Our business has been and may be adversely affected by global economic and market conditions, which can change rapidly and which we cannot predict or control. A recurrence of the adverse conditions experienced during the financial crisis in 2008 to 2009 would adversely affect our business, financial condition and results of operations.

As a global alternative asset manager, we seek to generate consistent, positive, absolute returns across all market cycles for the investors in our funds. Our ability to do this has been and may be materially impacted by conditions in the global financial markets and economic conditions generally. The financial crisis that began in the second half of 2008 resulted in significant global market turbulence, a lack of liquidity and substantial declines in the values of most asset classes worldwide. While these conditions have generally stabilized and improved since the first quarter of 2009, the global financial markets and economies have not fully recovered, adverse conditions resulting from the crisis continue to persist and certain businesses continue to be negatively impacted by events both leading to and resulting from the crisis. There continues to be broad concern about the trajectory of the global economy, including European sovereign debt and unemployment issues, geopolitical uncertainties, regulatory uncertainty with respect to the operation of, and certain participants in, the global financial markets, and continued levels of risk averseness within institutional and other investment communities. Conditions affecting global economic and financial conditions are inherently outside of our control, can change rapidly and cannot be predicted, but can adversely impact in a material way our funds’ investment performance and ability to retain and attract new assets under management, which in turn may slow or reduce the long-term growth of our business and adversely impact our business, financial condition or results of operations. If the prevailing economic, market and business conditions remain uncertain or worsen, we could experience continuing or increased adverse effects on our business, financial condition or results of operations.

The financial crisis had an adverse impact on the hedge fund industry. As a result of the financial crisis and the resultant impact on the hedge fund industry, the industry experienced significant losses in assets under management. While the industry has experienced inflows since 2009, it may not be able to maintain these gains or achieve pre-crisis growth rates, even if market and economic conditions continue to improve. Our business, financial condition or results of operations may be adversely impacted by negative trends impacting the hedge fund industry as a whole, including widely publicized scandals involving financial institutions or hedge funds specifically, even if our business operations and infrastructure and fund performance can be positively differentiated from other hedge fund industry participants.

Difficult global market, economic or geopolitical conditions may materially adversely affect our business and cause significant volatility in equity and debt prices, interest rates, exchange rates, commodity prices and credit spreads. These factors can materially adversely affect our business in many ways, including by reducing the value or performance of the investments made by our funds and by reducing the ability of our funds to raise or deploy capital, each of which could materially adversely affect our financial condition and results of operations.

The success and growth of our business are highly dependent upon conditions in the global financial markets and economic and geopolitical conditions throughout the world that are outside of our control and difficult to predict. Factors such as equity prices, equity market volatility, asset or market correlations, interest rates, counterparty risks, availability of credit, inflation rates, economic uncertainty, changes in laws or regulation (including laws relating to the financial markets generally or the taxation or regulation of the hedge fund industry), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including governmental instability, wars, terrorist acts or security operations) can have a material impact on the value of our funds’ portfolio investments or our general ability to conduct business. Difficult market, economic and geopolitical conditions can negatively impact those valuations and our ability to conduct business, which in turn would reduce or even eliminate our revenues and profitability, thereby having a material adverse effect on our business, financial condition or results of operations.

Unpredictable or unstable market, economic or geopolitical conditions have resulted and may in the future result in reduced opportunities to find suitable risk-adjusted investments to deploy capital and make it more difficult to exit and realize value from our existing investments, which could materially adversely affect our ability to raise new funds and increase our assets under management and, therefore, may have a material adverse effect on our business, financial condition or results of operations. In addition, during such periods, financing and merger and acquisition activity may be greatly reduced, making it harder and more competitive for asset managers to find suitable investment opportunities and to obtain funding for such opportunities. If we fail to react appropriately to difficult market, economic and geopolitical conditions, our funds could incur material losses.

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

The returns on our Class A Shares are not directly linked to the historical or future performance of the funds we manage or the manager of those funds. Even if our funds experience positive performance and our assets under management increase, holders of our Class A Shares may not experience a corresponding positive return on their Class A Shares.

However, poor performance of the funds we manage will cause a decline in our revenues from such funds, and may therefore have a negative effect on our performance and the returns on our Class A Shares. If we fail to meet the expectations of our fund investors or otherwise experience poor investment performance, whether due to difficult economic and financial conditions or otherwise, our ability to retain existing assets under management and attract new investors and capital flows could be materially adversely affected. In turn, the management fees and incentive income that we would earn would be reduced and our business, financial condition or results of operations would suffer, thus negatively impacting the price of our Class A Shares. Furthermore, even if the investment performance of our funds is positive, our business, financial condition or results of operations and the price of our Class A Shares could be materially adversely affected if we are unable to attract and retain additional assets under management consistent with our past experience, industry trends or investor and market expectations.

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

The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, financial condition or results of operations. In 2009, due to factors related to the financial crisis, investors redeemed approximately $9.9 billion from our funds. During 2013, we experienced redemptions of approximately $4.7 billion from our funds. We may continue to experience elevated redemption levels, and if economic and market conditions remain uncertain or worsen, we may once again experience significant redemptions.

Our business, financial condition or results of operations may be materially adversely impacted by the highly variable nature of our revenues, results of operations and cash flows. In a typical year, a substantial portion of our incentive income and all of our annual discretionary bonus expense is determined and recorded in the fourth quarter each year, which means that our interim results are not expected to be indicative of our results for a full year, causing increased volatility in the price of our Class A Shares.

Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management and the amount of incentive income we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds as of the relevant measurement period, which generally is as of the end of each calendar year; however, as of December 31, 2013, with respect to 26.4% of assets under management, the measurement period can be three years or longer depending on how the assets are invested. The expiration of these measurement periods may occur on dates other than December 31, which, in certain circumstances, may cause increased volatility in our results. Moreover, in a typical year, we determine the amount of our annual discretionary cash bonus during the fourth quarter based on total annual revenues. Because this bonus is variable and discretionary, it can exacerbate the volatility of our results. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the management fee rates we charge our fund investors or due to changes in the values of our funds’ investments, as well as capital inflows or outflows. Changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions may also cause fluctuations in our results from quarter to quarter. Such variability and unpredictability may lead to volatility or declines in the price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period.

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

In addition, all of our hedge funds have “perpetual high-water marks.” This means that if a fund investor experiences losses in a given year, we will not be able to earn incentive income with respect to such investor’s investment unless and until our investment performance surpasses the perpetual high-water mark. The incentive income we earn is therefore dependent on the net asset value of each fund investor’s investment in the fund. Investors in our funds for the year ended December 31, 2011 generally experienced losses, resulting in a high-water mark for such investors. Accordingly, our funds’ investment performance in 2012 had to exceed those high-water marks in order for us to earn incentive income in 2012. As a result, the impact to our 2012 incentive income was approximately $43.6 million. Failure to earn incentive income as a result of these high-water marks may adversely impact our business, financial condition or results of operations and our ability to make distributions to our Class A Shareholders. In addition, incentive income distributions from our real estate and certain other funds is subject to clawback obligations generally measured as of the end of the life of a fund, and therefore we defer this revenue until we are no longer required to repay amounts to a fund to the extent we have received excess incentive income distributions during the life of the fund relative to the aggregate performance of the fund. We cannot predict when realization events will occur or whether, upon occurrence, these investments will be profitable.

As a result of quarterly fluctuations in, and the related unpredictability of, our revenues and profits, the price of our Class A Shares can be significantly volatile.

Competitive pressures in the asset management business could materially adversely affect our business, financial condition or results of operations.

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

•	Other industry participants will from time to time seek to recruit our active executive managing directors, investment professionals and other professional talent away from us.

We may lose fund investors in the future if we do not match or provide more attractive management fees, incentive income arrangements, structures and terms than those offered by competitors. However, we may experience decreased revenues if we match or provide more attractive management fees, incentive income arrangements, structures and terms offered by competitors. In addition, changes in the global capital markets could diminish the attractiveness of our funds relative to investments in other investment products. This competitive pressure could materially adversely affect our ability to make successful investments and limit our ability to raise future successful funds, either of which would materially adversely impact our business, financial condition or results of operations.

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

If we are not able to compete successfully based on these and other factors, our assets under management, earnings and revenues may be significantly reduced and our business, financial condition or results of operations may be materially adversely affected. Furthermore, if we are forced to compete with other alternative asset managers on the basis of fees, we may not be able to maintain our current management fee and incentive income structures, which drive our revenues and earnings. We have historically competed for fund investors primarily on the investment performance of our funds and our reputation, and not on the level of our fees or incentive income relative to those of our competitors. However, as the alternative asset management sector matures and addresses current market and competitive conditions, there is a risk that management fee and incentive income rates will decline, without regard to the historical performance of a manager. Management fee or incentive income rate reductions on existing or future funds, particularly without corresponding increases in assets under management or decreases in our operating costs, could materially adversely affect our business, financial condition or results of operations.

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

A failure by any of the Och-Ziff Operating Group Credit Parties to comply with the covenants or amortization requirements—or upon the occurrence of other defaults or events of default—specified in the credit agreement could result in an event of default under the credit agreement, which would give the Delayed Draw Term Loan lenders the right to declare all indebtedness outstanding under the Delayed Draw Term Loan, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the Delayed Draw Term Loan lenders would have the right to proceed against the collateral the Och-Ziff Operating Group Credit Parties granted to them, which consists of substantially all the assets of the Och-Ziff Operating Group Credit Parties. If the debt under the credit agreement were to be accelerated, the Och-Ziff Operating Group Credit Parties may not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition. For more detail about risks relating to any refinancing, repurchasing or repayment of our term loan, see “—Changes in the credit markets may negatively impact our ability to refinance our term loan or our ability to otherwise obtain attractive financing for our business, and may increase the cost of such financing if it is obtained, which would lead to higher interest expense or, with respect to our funds, lower-yielding investments, either of which would decrease our earnings. An increase in our borrowing costs may materially adversely affect our business, financial condition or results of operations.” For more detail regarding the credit agreement, its terms and the current status of compliance with the credit agreement by the Och-Ziff Operating Group Credit Parties, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations.”

Our business and financial condition may be materially adversely impacted by the loss of any of our key executive managing directors, particularly certain members of our Partner Management Committee.

The success of our business depends on the efforts, judgment and personal reputations of our key executive managing directors, particularly certain members of our Partner Management Committee, and certain other key executive managing directors. Our key executive managing directors’ reputations, expertise in investing and risk management, relationships with investors in our funds and third parties on which our funds depend for investment opportunities and financing are each critical elements in operating and expanding our business. The loss of any of these individuals could harm our business and jeopardize our relationships with our fund investors and members of the business community. We believe our performance is highly correlated to the performance of these individuals. Accordingly, the retention of our key executive managing directors is crucial to our success, but none of them is obligated to remain actively involved with us. In addition, if any of our key executive managing directors were to join or form a competitor, some of our fund investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our key executive managing directors could have a material adverse effect on our business, financial condition or results of operations, including on the performance of our funds, our ability to retain and attract fund investors and highly qualified employees and our ability to raise new funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key executive managing directors.

In addition, investors in most of our funds have one-time special redemption rights that are triggered upon the loss of services of Mr. Och. See “—Most of our funds have special withdrawal provisions pursuant to which the failure of Daniel S. Och to be actively involved in the business provides investors with the right to redeem from such funds. The loss of the services of Mr. Och would have a material adverse effect on each of such funds and on our business, financial condition or results of operations” for additional information. Further, we negotiate other key man provisions in certain of our funds, which could provide for earlier redemption rights, in the event that one or more of certain of our key executive managing directors cease to provide services to such funds. Accordingly, the loss of such key executive managing directors could also result in significant or earlier redemptions from our funds, which could have a material adverse impact on our business, financial condition or results of operations.

Our ability to retain and attract executive managing directors, managing directors and other investment professionals is critical to the success and growth of our business.

Our investment performance and ability to successfully manage and expand our business, including into new geographic areas, is largely dependent on the talents and efforts of highly skilled individuals, including our active executive managing directors, managing directors and other investment professionals. Accordingly, our future success and growth depend on our ability to retain and motivate our active executive managing directors and other key personnel and to strategically recruit, retain and motivate new talent. We may not be successful in our efforts to recruit, retain and motivate the required personnel as the global market for qualified investment professionals is extremely competitive, particularly in cases where we are competing for qualified personnel in geographic or business areas where our competitors have a significantly greater presence or more extensive experience. We compete intensely with businesses both within and outside the alternative asset management industry for highly talented and qualified personnel. Accordingly, in order to retain and attract talent, our total compensation and benefits expense could increase to a level that may materially adversely affect our profitability and reduce our cash available for distribution to our executive managing directors and Class A Shareholders.

It may be difficult for us to retain and motivate our active executive managing directors after their interests in our business are fully vested and they are permitted to exchange their interests for Class A Shares that they can sell. The Och-Ziff Operating Group A Units granted to our executive managing directors who were executive managing directors before our IPO (our “Pre-IPO Partners”) in connection with the Reorganization have now generally become fully vested and Och-Ziff Operating Group Units granted subsequently to our executive managing directors continue to vest over time.

In August 2012, our executive managing directors approved new transfer restrictions that generally limit their ability to transfer or exchange Och-Ziff Operating Group A Units. In 2014, these transfer restrictions will allow each of our executive managing directors to exchange Och-Ziff Operating Group A Units representing up to 10% of their vested partnership interests in the Och-Ziff Operating Group per year (determined on a cumulative basis), together with an equivalent percentage of units that were permitted to be but were not exchanged in 2013, and to sell any resulting Class A Shares with the approval of the Exchange Committee. In 2015, the Exchange Committee will determine in its sole discretion whether to allow any additional exchanges and sales by any of our executive managing directors for each year from 2015 through 2017, provided that such exchanges or sales will generally not exceed 10% of an executive managing director’s vested partnership interests in the Och-Ziff Operating Group per year (determined on a cumulative basis) for each year through 2017. Prior to the adoption of these modifications, from November 2012 our Pre-IPO Partners would have been entitled to exchange 75% of their vested Och-Ziff Operating Group A Units for Class A Shares (or cash at our option) and to sell the resultant Class A Shares.

In consideration for our executive managing directors agreeing to accept these transfer restrictions, and reflective of our Pre-IPO Partners’ commitment to Och-Ziff, we established a new Partner Incentive Plan in August 2012, which we refer to as the “PIP.” Under the terms of the PIP, the participating Pre-IPO Partners, which we refer to as the “Eligible Pre-IPO Partners,” may be eligible to receive discretionary grants of annual performance awards (“Performance Awards”) over a five-year period that commenced in 2013. Performance Awards may be satisfied in Och-Ziff Operating Group D Units, which we refer to as “Performance Unit Awards,” and may also be satisfied in cash, which we refer to as “Performance Cash Awards.” All Performance Awards will be conditionally granted subject to compliance by each Eligible Pre-IPO Partner’s non-compete obligations. Each Eligible Pre-IPO Partner’s Performance Unit Awards and the after-tax portion of his Performance Cash Awards in respect of two prior years will be subject to clawback pursuant to the terms of the PIP if he breaches the non-compete obligation.

Although we believe that our Partner Incentive Plan will help us retain and further motivate our active executive managing directors, Performance Unit Awards to participating Pre-IPO Partners under the PIP may involve the issuance of substantial additional equity interests in our business to such executive managing directors and the incurrence of significant additional expenses. In the aggregate, the Eligible Pre-IPO Partners collectively may receive up to 13,853,745 Och-Ziff Operating Group D Units over the five-year period if a determination is made each year to award the maximum number of Performance Unit Awards. The maximum aggregate amount of Performance Cash Awards for each year will be capped at 10% of our incentive income earned during that year, up to a maximum of $39.6 million. The Eligible Pre-IPO Partners, collectively, may receive Performance Cash Awards in a maximum aggregate amount of $197.8 million over the five-year period if we earn enough incentive income each year and if a determination is made each year to award the maximum aggregate amount of Performance Cash Awards to the Eligible Pre-IPO Partners. In addition, in order to retain and further motivate our active executive managing directors who do not participate in the PIP, we may determine from time to time to make additional grants of Och-Ziff Operating Group D Units or cash to such active executive managing directors. Awards of units under the PIP and any such other grants of units will cause dilution to existing Class A Shareholders, thereby reducing amounts available for distribution to our Class A Shareholders. In addition, any cash awards made to our active executive managing directors will cause our total compensation and benefits expense to increase and will adversely affect our profitability. If we are unable to retain the services of any of our active executive managing directors, the loss of their services could have a material adverse effect on our business, financial condition or results of operations, including by harming our ability to maintain or grow assets under management in existing funds or raise additional funds in the future.

In any year where our funds experience losses and we do not earn incentive income, bonuses for that year (and in subsequent years until such losses are recouped) may be significantly reduced. Reduced bonuses, particularly during subsequent years, could have a material adverse impact on our ability to motivate and retain our investment professionals and other employees and, therefore, materially adversely affect our business, financial condition or results of operations.

Furthermore, our active executive managing directors and investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have strong relationships with our fund investors. Therefore, if our active executive managing directors or investment professionals join competitors or form competing businesses, we could experience a loss of investment opportunities and existing fund investor relationships, which if significant, would have a material adverse effect on our business, financial condition or results of operations.

The Och-Ziff Operating Group entities’ limited partnership agreements and other agreements entered into with our executive managing directors provide that the ownership interests in our business that are held by our executive managing directors are subject to various transfer restrictions and vesting and forfeiture conditions. In addition, the RSUs that have been awarded to our managing directors, certain executive managing directors and certain other employees are also subject to certain vesting and forfeiture requirements. Further, all of our active executive managing directors and managing directors are subject to certain restrictions with respect to competing with us, soliciting our employees and fund investors and disclosing confidential information about our business. These restrictions, however, may not be enforceable in all cases and can be waived by us at any time. There is no guarantee that these requirements and agreements, or the forfeiture provisions of the Och-Ziff Operating Group entities’ limited partnership agreements (which are relevant to our executive managing directors) or the agreements we have with our managing directors will prevent any of these professionals from leaving us, joining our competitors or otherwise competing with us. Any of these events could have a material adverse effect on our business, financial condition or results of operations.

Most of our funds have special withdrawal provisions pursuant to which the failure of Daniel S. Och to be actively involved in the business provides investors with the right to redeem from such funds. The loss of the services of Mr. Och would have a material adverse effect on each of such funds and on our business, financial condition or results of operations.

Investors in most of our funds are generally given a one-time special redemption right (not subject to redemption fees) if Daniel S. Och dies or ceases to perform his duties with respect to the fund for 90 consecutive days or otherwise ceases to be involved in the activities of the Och-Ziff Operating Group. The death or inability of Mr. Och to perform his duties with respect to any of our funds for 90 consecutive days, or termination of Mr. Och’s involvement in the activities of the Och-Ziff Operating Group for any reason, could result in substantial redemption requests from investors in certain of our funds. Any such event would have a direct material adverse effect on our revenues and earnings, and would likely harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Such withdrawals could lead to a liquidation of certain funds and a corresponding elimination of our management fees and potential to earn incentive income. The loss of Mr. Och could, therefore, ultimately have a material adverse effect on our business, financial condition or results of operations, including a loss of substantially all of our revenues and earnings.

We have experienced and may again experience periods of rapid growth and significant declines in assets under management, which place significant demands on our legal, compliance, accounting, risk management, administrative and operational resources.

Our assets under management grew from approximately $6.2 billion as of December 31, 2001 to $33.4 billion as of December 31, 2007. As of December 31, 2009, our assets under management had declined to $23.1 billion, due to investment losses and redemptions experienced by our funds during the financial crisis that began in the second half of 2008. As of December 31, 2013, our assets under management were approximately $40.2 billion.

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

We are highly dependent on information systems and other technology, including those used or maintained by third parties with which we do business. Any failure in any such systems or infrastructure could materially impair our business, financial condition or results of operations.

Our business is highly dependent on information systems and technology. We rely heavily on our financial, accounting, trading, risk management and other data processing and information systems to, among other things, execute, confirm, settle and record a very large number of transactions, which can be highly complex and involve multiple parties across multiple financial markets and geographies, and to facilitate financial reporting and legal and regulatory compliance all in an extremely time-sensitive, efficient and accurate manner. We must continually update these systems to properly support our operations and growth, which creates risks associated with implementing new systems and integrating them into existing ones. We also use and rely upon third-party information systems and technology to perform certain business functions. Such third-party technology may be integrated with our own. Therefore, we face additional significant risks that would arise from the failure, disruption, termination or constraints in the information systems and technology of such third parties, including financial intermediaries such as exchanges and other service providers whose information systems and technology we use. If any of these information systems or technology infrastructures fail, are disrupted (including by unauthorized security breaches) or otherwise do not operate properly or as intended, particularly those that directly affect our New York headquarters, we could suffer a disruption or cessation in our business operations, an interception of confidential or proprietary information, liability to our funds, regulatory intervention, legal action or reputational damage, any or all of which could materially impair our business, financial condition or results of operations.

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

We are subject to third-party litigation that could result in significant legal and other liabilities and reputational harm, which could materially adversely affect our business, financial condition or results of operations.

We face significant risks in our business that subject us to third-party litigation and legal liability. In general, we will be exposed to litigation risk in connection with any allegations of misconduct, negligence, dishonesty or bad faith arising from our management of any fund. We may also be subject to litigation arising from investor dissatisfaction with the performance of our funds, including certain losses due to the failure of a particular investment strategy or improper trading activity, if we violate restrictions in our funds’ organizational documents or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. In addition, we are exposed to risks of litigation relating to claims that we have not properly addressed conflicts of interest. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances that could be materially damaging to our reputation and our business. Moreover, in such cases, we would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although we are indemnified by our funds, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of any litigation or investigation as a result of inadequate insurance proceeds, if any, or fail to obtain indemnification from our funds, our business, financial condition or results of operations could be materially adversely affected.

It is possible that we would be made a party to any lawsuit involving any of the fund-related litigation described above. As with the funds, while we maintain insurance, there can be no assurance that our insurance will prove to be adequate. If we are required to incur all or a portion of the costs arising out of litigation, our business, financial condition or results of operations could be materially adversely affected. Furthermore, any such litigation could be protracted, expensive and highly damaging to our reputation, which could result in a significant decline in our assets under management and revenues, even if the underlying claims are without merit. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to reputational risk and increased risk from countersuits.

Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues.

Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the Advisers Act and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. As a registered commodity pool operator (“CPO”) and a registered commodity trading advisor (“CTA”), we are subject to regulation and oversight by the United States Commodities Futures Trading Commission (“CFTC”) and the National Futures Association. In addition, we are subject to regulation by the Department of Labor under ERISA. In the United Kingdom, our UK sub-adviser is subject to regulation by the U.K. Financial Conduct Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong, the Securities and Exchange Board of India and the Dubai Financial Services Authority.

The regulatory bodies with jurisdiction over us have the authority to grant, and in specific circumstances to cancel, permissions to carry on our business and to conduct investigations and administrative proceedings. Such investigations and administrative proceedings can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Exchange Act or Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our funds’ exemption from compliance with the 1940 Act could result in investigations, sanctions and reputational damage, which could adversely affect our business, financial condition or results of operations. Our funds are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation, anti-corruption, including the FCPA, and a broad number of technical trading requirements that implicate fundamental market regulation policies. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or to fail to gain new investors. Furthermore, the legal, technology and other costs associated with regulatory investigations could increase to such a level that they could have a material impact on our business, financial condition or results of operations.

These global financial services regulators affect us not only with their regulations, but also with their examination, inspection and enforcement functions as well.  We are routinely subject to examination and inspection and, although we make reasonable efforts to maintain effective compliance programs, there can be no assurances that any such inquiry would not result in a finding or sanction that would adversely affect our business, financial condition or results of operations.  Likewise, enforcement investigations and administrative inquiries can be sweeping in nature.  Cooperating with these investigations, as is our practice, can be expensive and time-consuming and could distract us from our business operations.  In particular, US regulators routinely investigate potentially serious matters such as possible insider trading, market manipulation, misleading disclosure, conflicts of interest, fraud, foreign corruption, including under the FCPA; lesser potential violations, such as books and records inaccuracies, weaknesses in internal controls; and compliance with general reporting and advertising regulations.  For the past several years, we have cooperated with a number of ongoing regulatory investigations and examinations, both domestically and internationally, and we expect to be the subject of investigations and examinations in the future.  There can be no assurances that ongoing or future investigations will not adversely affect our business, financial condition or results of operations.  Enforcement actions and administrative proceedings can result in fines, or other sanctions, including censure, the issuance of a cease-and-desist order, suspension or expulsion of persons or firms from the industry.  Such sanctions can harm our reputation and cause us to lose existing investors or fail to gain new investors, which could adversely affect our business, financial condition or results of operations.

Beginning in 2011, and from time to time thereafter, we have received subpoenas from the SEC and requests for information from the U.S. Department of Justice (the “DOJ”) in connection with an investigation involving the FCPA and related laws.  The investigation concerns an investment by a foreign sovereign wealth fund in some of our funds in 2007 and investments by some of our funds, both directly and indirectly, in a number of companies in Africa.  At this time, we are unable to determine how the investigation will be resolved and what impact, if any, it will have.  An adverse outcome could have a material effect on our business, financial condition or results of operations.

In addition, we regularly rely on exemptions or exclusions from various requirements of the Securities Act, the Exchange Act, the 1940 Act, the Commodity Exchange Act and ERISA in conducting our asset management activities. These exemptions or exclusions are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions or exclusions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business, financial condition or results of operations could be materially adversely affected. Certain of the requirements imposed under the 1940 Act, the Advisers Act, ERISA and by non-U.S. regulatory authorities are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect holders of our Class A Shares. At any time, the regulations applicable to us may be amended or expanded by the relevant regulatory authorities. If we are unable to correctly interpret and timely comply with any amended or expanded regulatory requirements, our business, financial condition or results of operations could be adversely impacted in a material way.

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

Title VII of the Dodd-Frank Act (the “Derivatives Title”) imposes for the first time a comprehensive regulatory regime on over-the-counter (“OTC”) derivatives and the operations of the markets for, and the activities of the dealers in and users of, OTC derivatives. The Derivatives Title, among other things: (i) requires a substantial majority of OTC derivatives, including “swaps” (such as rate, credit, equity and commodity swaps) and “security-based swaps” (swaps and security-based swaps, collectively, “Swaps”), to be traded on a regulated exchange and cleared through a regulated clearing entity, potentially increasing significantly the collateral costs associated with such activities; (ii) creates several new classes of CFTC and SEC registrants, including “swap dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” that are, or soon will be, subject to comprehensive regulation, including minimum net capital, margin, disclosure, reporting and recordkeeping requirements, conflicts of interest policies and procedures, new business conduct standards and other regulatory requirements; and (iii) expands the CFTC’s authority to impose speculative position limits with respect to certain Swaps (such as Swaps based on oil, gas, precious metals and agricultural commodities) that perform a price discovery function and aggregate position limits for instruments (including futures and options contracts and other listed instruments that are economically equivalent to such contracts) based on the same underlying physical commodity, including oil, gas, precious metals and agricultural commodities.

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

Many provisions of the Derivatives Title were scheduled to become effective on the later of July 16, 2011 or, to the extent a provision requires a rulemaking, not less than 60 days after publication of the final rule. However, certain key concepts, processes and issues under the Derivatives Title that were to be defined or addressed by the regulators have not yet been defined or addressed in final form. To the extent that these concepts, processes and issues have not yet been defined, the relevant regulator has taken measures to provide temporary relief from certain of these undefined or unaddressed provisions of the Derivatives Title that would have otherwise taken effect beginning on July 16, 2011. Most of the requirements from which the CFTC has provided relief have been gradually implemented during the course of 2013 and the remaining requirements are expected to be implemented through 2014. Similarly, many of the requirements from which the SEC has provided relief are expected to be implemented through 2014.  Several of these forthcoming requirements could potentially affect our funds and our business, financial condition or results of operations. At this time we still cannot fully predict what impact the Derivatives Title will have on us, the funds we manage, our counterparties, the financial services industry or the markets, although it will likely have a meaningful impact on the financial services industry and the markets.

The Dodd-Frank Act established the Financial Stability Oversight Council, which is empowered to evaluate non-bank financial companies (including alternative asset management firms and hedge funds) for potential designation as systemically important financial institutions (“SIFIs”). Financial companies designated as SIFIs will be subjected to enhanced supervisory standards relating to, for example, risk-based capital, leverage, risk management, stress testing, resolution planning, credit exposure and concentration limits. The Dodd-Frank Act also gives the FDIC authority to act as receiver of bank holding companies, certain financial companies and their subsidiaries in specific situations under the Orderly Liquidation Authority. If we or any of our funds were to be designated as a SIFI we would be subject to limitations on our ability to conduct certain activities, along with increased costs of doing business in the form of fees and assessments associated with such designation as well as by virtue of increased regulatory compliance costs, all of which would be likely to adversely affect our competitive position.

On December 10, 2013, U.S. financial regulators adopted final regulations to implement the statutory mandate of the “Volcker Rule” contained in Section 619 of the Dodd-Frank Act. Concurrent with the adoption of the final regulations, the Federal Reserve granted a statutorily permitted conformance period, essentially making the effective date of the Volcker Rule July 21, 2015.  Under the Volcker Rule, the ability of certain banking entities to acquire as principal, directly or indirectly, ownership interests in certain private investment funds will be limited.  As a result, banking entities and their affiliates that would otherwise invest in our funds may choose not to invest in our funds, or to invest less capital in our funds.  In addition, banking entities that are invested in our funds may be required to reduce or eliminate such investments due to the requirements of the Volcker Rule.  The effectiveness of the Volcker Rule could negatively impact our business, financial condition or results of operations.

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

Effective September 23, 2013, and pursuant to a mandate under the Dodd-Frank Act, the SEC adopted amendments to Rule 506 of Regulation D under the Securities Act ("Rule 506") that disqualify issuers, such as the Och-Ziff funds, from relying on the exemption from registration provided by Rule 506 in connection with a securities offering structured as a private placement if any "covered persons" are deemed to be “bad actors.” Specifically, an issuer generally will be precluded from conducting offerings that rely on the registration exemption provided by Rule 506 if a “covered person” has been subject to a relevant criminal conviction, regulatory or court order or other disqualifying event that occurred on or after September 23, 2013. For these purposes, the “covered persons” of an issuer include directors, certain officers, various entities related to the issuer, solicitors and promoters of the issuer and 20% beneficial owners of the issuer’s voting securities.  If any covered person is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 offering which would result in significant additional expenses in connection with such offerings. Many of our funds continuously raise capital in reliance on Rule 506.  If one or more of our funds were to lose the ability to rely on the Rule 506 exemption, it could adversely affect our business, financial condition or results of operations.

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

A number of legislative proposals have been considered by past Congresses that would have characterized some or all of the income recognized from carried interests as ordinary income and would have treated such income as non-qualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes after a transition period or requiring us to restructure our operations to earn such non-qualifying income through taxable subsidiary corporations. In addition, versions of the prior proposals could have, if enacted, (i) prevented us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis, (ii) subjected holders of Class A Shares to tax on our conversion into a corporation or restructuring after the transition period, and (iii) increased the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain. The Obama administration has supported changing the treatment of carried interests in its budget proposals for 2014 (similar to its proposals in prior years). More broadly, Congress and the administration may consider potentially significant changes to various aspects of the tax law, including the deductibility of certain expenses and tax treatment of certain entities. Representative David Camp, Chairman of the House Committee on Ways and Means, recently released a discussion draft of proposed legislation that would, among other things, prevent us from qualifying for treatment as a partnership for years beginning after 2016 and characterize some or all of the income we may earn from carried interests as ordinary income for years beginning after 2014.

If the carried interest proposals or Chairman Camp's proposal described above were to be enacted into law or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules or otherwise impose additional taxes, Class A Shareholders would be negatively affected. We would incur a material increase in our tax liability as a public company from the date any such changes applied to us, which likely would result in a reduction in the value of our Class A Shares.

The European Directive on Alternative Investment Fund Managers (the “AIFMD”) became effective on July 21, 2011, and was due to be transposed by Member States of the European Union (the “EU”) into domestic law by July 22, 2013. The AIFMD is also implemented through a Delegated Regulation, which came into effect on March 19, 2013, and a number of implementing secondary laws and guidelines, some of which remain the subject of consultation. The AIFMD and its associated implementation process is complex and key aspects of it remain unclear and subject to new interpretation.

The AIFMD imposes significant new regulatory requirements on alternative investment fund managers (“AIFMs”), operating within the EU, including with respect to required regulatory authorizations, conduct of business, regulatory capital, valuations, disclosures and marketing. Under a staged implementation, which commenced in July 2013 and which will continue from the latter half of 2015, AIFMs who are organized in the EU (“EU AIFMs”) or non-EU AIFMs who manage alternative investment funds (“AIFs”) other than UCITS funds organized in the EU (“EU AIFs”) may be, or will become, subject to significant restrictions, including the requirement that the AIFMs comply with the requirements of the AIFMD. These requirements include the following: risk management—in particular, liquidity risks; the management and disclosure of conflicts of interest; the fair valuation of assets; the appointment of a depositary in respect of each EU AIF’s assets and the remuneration policies of the AIFM. In addition, certain conditions with regard to regulatory standards, cooperation and transparency will need to be satisfied for non-EU AIFMs seeking to market AIFs into EU Member States where transitional relief is not available. Should we manage an EU organized AIF any time from July 2013, such rules, assuming they apply in full to our business, could impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility. It is expected that national private placement regimes will be available up to at least 2018 for non-EU AIFMs who market EU AIFs, however, in the event that national regulators decide to use powers to impose further marketing restrictions, our ability to raise funds in Europe could still be reduced.

Where both the principal investment adviser to a non-EU AIF is organized outside the EU, and that non-EU investment adviser appoints a sub-adviser that is organized in the EU to manage some of the AIF’s assets—but retains responsibility for the management of the AIF itself, both the non-EU investment adviser and the EU sub-adviser should (at least until 2018) be subject only to the marketing requirements in the AIFMD (and not the full requirements described above) unless the marketing passport is available for non-EU AIFMs from 2015 and the non-EU investment adviser chooses to become authorized under the AIFMD in order to benefit from this passport, on the basis that the non-EU AIFM, not the EU sub-adviser, is the AIFM for the purposes of the AIFMD. Consequently, such persons should (at least until 2018) be able to continue to market AIFs in the EU on the basis of available national private placement exemptions provided that certain conditions are satisfied and that national regulators do not impose further restrictions. The conditions are that the AIFM complies with certain additional transparency requirements requiring disclosures to investors in the AIF and to EU regulators; the AIFM also complies with requirements relating to the acquisition of substantial stakes in EU companies; and the jurisdictions in which the non-EU AIFM and the relevant AIF are organized satisfy certain conditions with regard to regulatory standards, cooperation and transparency. From 2018 onwards, it is expected that national private placement regimes will be phased out, in which case such persons would, thereafter, need to comply with the AIFMD in full in order to be able to continue to market their AIFs within the EU. Again, such rules could, if they start to apply in full to our business, potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility and our ability to raise funds within the EU. These rules could apply in full any time from July 22, 2013 (if the position regarding EU sub-advisers is clarified contrary to our current interpretation), or from some point between late 2015 and 2018 (if national placement regimes are phased out earlier than expected), or at some point after the beginning of 2018 (when private placement regimes are in fact expected to be phased out).

The regulatory environment in Europe is changing in response to the financial crisis and a number of new measures have been adopted in response. For example, on November 1, 2012, the European Union’s regulation on short selling and certain aspects of credit default swaps (the “Short Selling Regulation”) came into effect along with a number of detailed regulatory technical and implementing technical standards made by the European Commission. The Short Selling Regulation restricts uncovered short sales in EU shares, EU sovereign debt and EU sovereign debt-related credit default swaps. The Short Selling Regulation will also require persons with net short positions in such shares, sovereign debt or uncovered sovereign debt credit default swaps to notify the relevant EU national regulator and, in the case of EU shares, publicly disclose details of specific positions that reach or fall below certain thresholds. Relevant EU national regulators and ESMA are also given power to restrict short selling in exceptional situations, a power which (i) Spain used from November 1, 2012 to January 31, 2013; (ii) Greece used from February 1, 2013 to July 15, 2013; and (iii) Italy used on February 27, 2013 and from June 17, 2013 to June 18, 2013. It is possible that the Short Selling Regulation will make it more difficult to hedge positions and will increase the costs of purchasing EU shares and EU sovereign debt in order to cover short positions thereby adversely affecting our business, financial condition or results of operations. Further, the EU’s Regulation on OTC derivatives, central counterparties and trade repositories (the “EMIR Regulation”) came into force on August 16, 2012, with some provisions in the EMIR Regulation implemented in 2013 through a number of secondary measures. The EMIR Regulation will require certain OTC derivatives counterparties to clear OTC derivatives contracts meeting specific thresholds through central counterparties. In addition, counterparties to OTC derivatives that are not centrally cleared are subject to certain risk mitigation requirements, and EU counterparties to any derivative transaction will be subject to trade reporting requirements. The clearing obligations and margin requirements for non-cleared trades are expected to be phased in during the course of 2014-2019, once the relevant secondary measures are implemented. It is possible that EMIR will result in increased costs for OTC derivative counterparties and also lead to an increase in the costs of, and demand for, the liquid collateral that EMIR requires central counterparties to accept. These increased trading costs and collateral costs may have an adverse impact on our business, financial condition or results of operations. Other measures, if and when implemented, such as, for example, the draft revisions to the current Markets in Financial Instruments Directive regime (which includes proposals on intermediary remuneration, derivatives trading, pre- and post-trade transparency and the banning of certain products) and the Solvency II directive (which applies new capital charges on insurers for fund investments) could have direct and indirect effects on our business. Finally, recent changes to the UCITS directive through UCITS IV and further proposed changes through the UCITS V process could have direct and indirect business effects.

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

Eleven European Union member states are proposing to implement a financial transaction tax ("FTT"), which is currently being discussed.  The proposed FTT was due to take effect from January 1, 2014, although it is now expected to take effect from mid-2014 at the earliest.  In its current form, the proposed FTT applies to certain transactions in financial instruments involving financial institutions where at least one party to which is located in a participating EU member state, or where the financial instrument is issued in a participating EU member state. Included within the scope of the FTT are transactions in shares, bonds, derivative contracts and interests in collective investment undertakings. The FTT is currently set to be levied at a minimum rate of 0.1% on all transactions other than derivatives which are to be taxed at a minimum rate of 0.01%. The FTT can be charged to both counterparties, depending on the nature of their activities, their location, and the subject matter of the transaction.  The current proposals therefore do affect certain financial institutions located outside the eleven participating European Union member states, as well as certain financial institutions located outside the European Union.

The eleven EU member states currently participating are Belgium, Germany, Estonia, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia.  The precise timing and ultimate form of any legislation and related regulations implementing the proposed FTT are not yet fully known because the proposal is still being discussed. We are aware that the UK has launched a challenge in relation to the FTT, and the European Council's legal service has issued a legal opinion finding that the application of the FTT to a financial institution established outside the participating EU member states due to it transacting with a person established within a participating EU member state, is unlawful (although we understand that the European Commission does not agree with this view).  It is therefore becoming increasingly unlikely that the FTT can be implemented in its current form, although no formal announcement has been made in this regard. It should be noted that a similar tax has already been introduced in France and Italy and other EU member states may introduce a similar tax.  Participating EU member states that implement the FTT, such as France and Italy, are expected to repeal any similar taxes with effect from the implementation of the FTT. Currently, there are limited exemptions to FTT charges.

Any changes to the current framework of the taxation of financial transactions within the EU, including changes contemplated by the proposed FTT, could adversely affect the cost of investment or hedging strategies pursued by the Och-Ziff funds as well as the value and liquidity of certain assets within the funds, such as securities, derivatives and structured finance securities. Additionally, the proposed FTT contains certain anti-avoidance rules that would restrict the ability of the Och-Ziff funds to mitigate the impact of these charges.

The uncertainty within the global financial services business, including the alternative asset management business, concerning the regulations yet to be finalized under the Dodd-Frank Act, provisions included in the proposed tax legislation described above, the AIFMD and other outstanding legislation may continue to adversely impact aspects of the global financial markets and, accordingly, our business, financial condition or results of operations. We may also be adversely affected if additional legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. Such changes could place limitations on the type of investor that can invest in alternative asset funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by alternative asset managers as well as their funds. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with additional new laws or regulations could be difficult and expensive and affect the manner in which we conduct business, which could have adverse impacts on our business, financial condition or results of operations.

If third-party investors in our funds exercise their right to remove us as investment manager or general partner of the funds, we would lose the assets under management in such funds, which would eliminate our management fees and incentive income derived from such funds.

The governing agreements of most of our funds provide that, subject to certain conditions, third-party investors in those funds have the right, without cause, to vote to remove us as investment manager or general partner of the fund by a simple majority vote, resulting in the elimination of the assets under management by those funds and the management fees and incentive income derived from those funds. In addition to having a significant negative impact on our business, financial condition or results of operations, the occurrence of such an event would likely result in significant reputational damage to us.

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

We have identified a material weakness in our internal control over financial reporting that could have a material adverse effect on our business, financial condition or results of operations and the price of our Class A Shares.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. As described in “Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was not effective as of December 31, 2012 and December 31, 2013, due to a material weakness in our internal control over financial reporting that existed as of December 31, 2012 and December 31, 2013. The material weakness related to our determination not to consolidate our CLOs. Failure to remediate a material weakness in a timely manner may result in misstatements of our results of operations or restatements of our financial statements.

As described in more detail in “Item 9A. Controls and Procedures,” we have implemented measures designed to remediate the material weakness in our internal control over financial reporting.  Notwithstanding our remediation measures, if our internal control over financial reporting remains ineffective, we could be subjected to adverse regulatory consequences, including sanctions or investigations by the SEC, or a negative reaction in the financial markets due to our Class A Shareholders and other potential investors losing confidence in us and the reliability of our financial statements. Any such regulatory consequences or a similar loss of confidence by existing or potential fund investors could affect our ability to retain assets under management and attract new investors and capital flows which, in turn, could reduce the management fees and incentive income that we would earn. Any of these potential consequences could have a material adverse effect on our business, financial condition or results of operations and the price of our Class A Shares. There can be no assurances that additional material weaknesses in our internal control will not be identified in the future.

Our failure to deal appropriately with conflicts of interest could damage our reputation and materially adversely affect our business, financial condition or results of operations.

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

It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business, financial condition or results of operations in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.

Misconduct by our executive managing directors, employees or agents could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

There is a risk that our executive managing directors, employees, joint venture partners, consultants or agents could engage in misconduct that materially adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets we manage, as well as our status as a public company with securities listed on the NYSE. The violation of these obligations and standards by any of our executive managing directors, employees, joint venture partners, consultants or agents could materially adversely affect our investors, both in our funds and in our Class A Shares, and us. In addition to these numerous and complex obligations, our business requires that we properly deal with confidential matters of great significance to companies in which we may invest or with which we otherwise do business. If our executive managing directors, employees, joint venture partners, consultants or agents were improperly to use or disclose confidential information, we could be subject to litigation, regulatory investigations or sanctions and suffer serious harm to our reputation, financial position and current and future business relationships. Furthermore, there have been a number of recent highly publicized cases involving fraud or other misconduct by employees in the financial services industry generally and there can be no assurance that we will not suffer from similar employee misconduct. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity have not been and may not be effective in all cases. If one of our executive managing directors, employees, joint venture partners, consultants or agents were to engage in misconduct or were to be accused of such misconduct, even if such allegations were unsubstantiated, our reputation and our business, financial condition or results of operations could be materially adversely affected.

In recent years, the DOJ and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has recently significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-bribery laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operations.

We may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in our business.

We intend, to the extent that market conditions warrant, to grow our business by increasing assets under management and creating new investment platforms and businesses. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business in which we may not have extensive experience. In addition, we expect opportunities will arise to acquire, or enter into joint ventures with, other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, combining or integrating operational and management systems and controls, or loss of investors in our funds due to the perception that we are no longer focusing on our core fund management duties. Entry into certain lines of business may subject us to more complex or extensive new laws and regulations with which we may not be familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business that we enter into generates insufficient revenues or if we are unable to efficiently manage any expansion of our operations, our business, financial condition or results of operations could be materially adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

Changes in the credit markets may negatively impact our ability to refinance our term loan or our ability to otherwise obtain attractive financing for our business, and may increase the cost of such financing if it is obtained, which would lead to higher interest expense or, with respect to our funds, lower-yielding investments, either of which would decrease our earnings. An increase in our borrowing costs may materially adversely affect our business, financial condition or results of operations.

In June 2012, we entered into the Delayed Draw Term Loan, which will mature in November 2016. At that time we will be required to either refinance it by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repurchase or repay the Delayed Draw Term Loan by using cash on hand or cash from the sale of our assets, which would reduce amounts available for compensation of our employees or distribution to our Class A Shareholders and our executive managing directors. No assurance can be given that we will be able to enter into new facilities or issue equity in the future on attractive terms, or at all. Our Delayed Draw Term Loan is a LIBOR-based, floating-rate obligation and the interest expense we incur varies with changes in the applicable LIBOR reference rate. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk,” for additional information regarding the impact that a change in LIBOR would have on our annual interest expense associated with our debt obligations.

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

Difficult market conditions can adversely affect our funds in many ways, including by negatively impacting their performance and reducing their ability to raise or deploy capital, which could materially reduce our revenues and adversely affect our business, financial condition or results of operations.

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

A general market downturn, a specific market dislocation or deteriorating economic conditions may cause a material reduction in our revenues and adversely affect our business, financial condition or results of operations by causing:

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

If our funds perform poorly, our revenues, results of operations and cash flows decline because the value of our assets under management decreases, which in turn results in a reduction in management fees. To the extent that our funds perform poorly and such performance is continuing at the end of a relevant performance measurement period, we would experience a reduction in incentive income and, if such reduction was substantial, could result in the elimination of incentive income for a given year and future years until that decrease has been surpassed by positive performance. Poor performance of our funds would make it more difficult for us to raise new capital and may cause investors in our funds to redeem their investments. Investors and potential investors in our funds continually assess our funds’ performance, as well as our ability to raise capital for existing and future funds. Our ability to avoid excessive redemption levels will depend in part on our funds’ continued satisfactory performance. Moreover, poor performance, particularly in our most significant funds, would harm our reputation and competitive standing, which would further impair our ability to retain or attract fund capital. These factors may cause us to reduce or change the fee structure of our funds in order to retain or continue to attract assets under management, which could further reduce the amounts of management fees and incentive income that we may earn relative to assets under management.

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

Investments by our funds will include investments in debt or equity of companies that we do not control. Such investments may be acquired by our funds through trading activities or through purchases of securities from the issuer. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions contrary to our expectations, with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. In addition, we may make investments in which we share control over the investment with co-investors, which may make it more difficult for us to implement our investment approach or exit the investment when we otherwise would. If any of the foregoing were to occur with respect to one or more significant investments, the values of such investments by our funds could decrease and our business, financial condition or results of operations could suffer as a result.

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

Our funds and certain of our counterparties may have direct or indirect credit exposure to sovereign debt of non-U.S. countries, and disruptions in these economies could have a negative effect on the performance of our funds or our business, financial condition or results of operations.

The financial markets continue to reflect concern and a loss of investor confidence globally about the ability of certain countries to finance their deficits and service growing debt burdens amid difficult economic conditions. The potential for insolvency has led to financial rescue measures for Greece, Portugal and Ireland by Euro-zone countries, the European Central Bank and the International Monetary Fund. The actions required to be taken by those countries as a condition to rescue packages, and by other countries to mitigate similar developments in their economies, have resulted in increased political and economic discord within and among Euro-zone countries. The interdependencies among European economies and financial institutions (in particular the European Central Bank, which has played a growing role during the crisis) have also exacerbated concern regarding the stability of European financial markets generally and certain institutions in particular. Our funds have and may continue to have exposure to non-U.S. sovereign debt, including the debt of a number of European countries whose credit ratings have been downgraded or placed under review in recent months by one or more major rating agencies. Given the scope of our global operations and our exposure to a wide array of counterparties, some of whom may have exposure to the economies of non-U.S. countries, there can be no assurance that persistent or unexpected disruptions in the global financial markets related to, directly or indirectly, non-U.S. sovereign debt will not have a negative impact on our business, financial condition or results of operations.

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

As of December 31, 2013, our executive managing directors control approximately 64.7% of the combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares and Mr. Och’s and certain other executive officers’ ownership of Class A Shares purchased on the open market. In addition, our executive managing directors will receive additional Class B Shares resulting in additional control upon the conversion of any Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units. Each of our executive managing directors that owns Class B Shares has granted to the Class B Shareholder Committee, the sole member of which is currently our founder, Mr. Och, an irrevocable proxy to vote all of their Class B Shares as the Committee may determine in its sole discretion. This proxy will terminate upon the later of Mr. Och’s withdrawal, death or disability, or such time as our executive managing directors hold less than 40% of our total combined voting power. Accordingly, Mr. Och currently has the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, he currently is able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. The control of voting power by Mr. Och could deprive Class A Shareholders of an opportunity to receive a premium for their Class A Shares as part of a sale of our Company, and might ultimately affect the market price of the Class A Shares. Upon Mr. Och’s withdrawal, death or disability, the Class B Shareholder Committee will consist of either the remaining members of the Partner Management Committee, who shall act by majority vote in such capacity, or an executive managing director elected by majority vote of the remaining members of the Partner Management Committee to serve as the sole member of the Class B Shareholder Committee.

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

As of December 31, 2013, our executive managing directors held 64.1% of the equity in the Och-Ziff Operating Group directly through Och-Ziff Operating Group A Units, rather than through ownership of our Class A Shares. In addition, as of December 31, 2013, our executive managing directors held a 2.3% interest in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group D Units, which are non-equity profit interests. Because they hold their economic interests in our business directly through the Och-Ziff Operating Group, our executive managing directors may have conflicting interests with holders of Class A Shares or with us. For example, our executive managing directors will have different tax positions from holders of our Class A Shares which could influence decisions of the Class B Shareholder Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our executive managing directors and the Ziffs under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our executive managing directors’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.

We intend to pay regular quarterly distributions but our ability to do so may be limited by our holding company structure, as we are dependent on distributions from the Och-Ziff Operating Group to make distributions and to pay taxes and other expenses.

As a holding company, our ability to make distributions or to pay taxes and other expenses is subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A Shareholders. Accordingly, we expect to cause the Och-Ziff Operating Group to make distributions to the direct owners of Och-Ziff Operating Group Units, currently our intermediate holding companies, our executive managing directors and the Ziffs, pro rata in an amount sufficient to enable us to pay corresponding distributions to our Class A Shareholders and make required tax payments and payments under the tax receivable agreement; however, no assurance can be given that such distributions will or can be made. Our Board of Directors can change our distribution policy or reduce or eliminate our distributions at any time, in its discretion. In addition, the Och-Ziff Operating Group is required to make minimum tax distributions to its direct unit holders, to which our Class A Shareholders may not be entitled, as distributions on Och-Ziff Operating Group B Units to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. In addition, the Och-Ziff Operating Group may make distributions to our executive managing directors in respect of their Class C Non-Equity Interests with respect to cash awards granted to them under the PIP or otherwise. As a result, Class A Shareholders may not receive any distributions at a time when our executive managing directors and the Ziffs are receiving distributions on their ownership interests. If the Och-Ziff Operating Group has insufficient funds to make such distributions, we may have to borrow additional funds or sell assets, which could have a material adverse effect on our business, financial condition or results of operations.

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

We do not believe that we are an “investment company” under the 1940 Act because the nature of our assets and the sources of our income exclude us from the definition of an investment company under the 1940 Act. In addition, we believe our Company is not an investment company under Section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment company business. We intend to continue to conduct our operations so that we will not be deemed an investment company. If we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated. In addition, we would no longer be treated, for U.S. federal income tax purposes, as a partnership and our earnings would become taxable as a corporation, which could have a material adverse effect on our business, financial condition or results of operations and the price of our Class A Shares.

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

Some of the primary factors that could negatively affect the price of our Class A Shares or result in fluctuations in the price or trading volume of our Class A Shares include:

•	Reductions or lack of growth in our assets under management, whether due to poor investment performance by our funds or redemptions by investors in our funds.
•	Difficult global market and economic conditions.
•	Loss of investor confidence in the global financial markets and investing in general and in alternative asset managers in particular.
•	Competitively adverse actions taken by other hedge fund managers with respect to pricing, fund structure, redemptions, employee recruiting and compensation.
•	Inability to attract, retain or motivate our active executive managing directors, investment professionals, managing directors or other key personnel.
•	Inability to repurchase or refinance our term loan either on acceptable terms or at all.
•	Public or other offerings of additional Class A Shares.
•	Inability to develop or successfully execute on business strategies or plans.
•	Unanticipated variations in our quarterly operating results or dividends.
•	Failure to meet analysts’ earnings estimates.
•	Publication of negative or inaccurate research reports about us or the asset management industry or the failure of securities analysts to provide adequate coverage of our Class A Shares in the future.
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

•

Increases in compliance or enforcement inquiries and investigations by regulatory authorities, including as a result of regulations mandated by the Dodd-Frank Act and other initiatives of various regulators that have jurisdiction over us related to the alternative asset management industry.

•	Adverse publicity about the asset management industry generally or scandals involving hedge funds specifically.

The price of our Class A Shares may decline due to the large number of shares eligible for future sale and for exchange into Class A Shares.

The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2013, 169,641,610 Class A Shares were outstanding and 39,229,927 interests were outstanding pursuant to our Amended and Restated 2007 Equity Incentive Plan, with approximately 2,786,200 Class A Shares and other plan interests that remain available for future grant under that plan. The Class A Shares reserved under the Amended and Restated 2007 Equity Incentive Plan are increased on the first day of each fiscal year during the plan’s term by the positive difference, if any, of (i) 15% of the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group A Units for Class A Shares) on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved for issuance under the plan as of such date. As of December 31, 2013, 12,175,737 interests were outstanding pursuant to our 2013 Incentive Plan, and approximately 62,824,263 Class A Shares and other plan interests remain available for future grant under that plan. The Class A Shares reserved under our 2013 Incentive Plan are increased on the first day of each fiscal year during the plan’s term by 15% of any increase in the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group

Units (other than Och-Ziff Operating Group B Units) for Class A Shares) from the number outstanding on the first day of the immediately preceding fiscal year.

As of December 31, 2013, our executive managing directors and the Ziffs owned an aggregate of 314,135,121 Och-Ziff Operating Group A and D Units. The holder of any Och-Ziff Operating Group A Units generally has the right to exchange each of its Och-Ziff Operating Group A Units for one of our Class A Shares (or, at our option, a cash equivalent), subject to vesting, minimum retained ownership requirements and transfer restrictions. The Och-Ziff Operating Group D Units convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. Since November 2012, the fifth anniversary of our IPO, there have been no restrictions on exchanges by the Ziffs of their Och-Ziff Operating Group A Units for Class A Shares under our Exchange Agreement, other than certain minimum exchange requirements, and transfers to effect such exchanges will be unrestricted. The Och-Ziff Operating Group A and D Units owned by our Pre-IPO Partners are subject to various new transfer restrictions which limit the number of such Units which may be exchanged for Class A Shares or cash under our Exchange Agreement, and therefore a limited number of Class A Shares may be resold by our Pre-IPO Partners from time to time. See “—Risks Related to Our Business—Our ability to retain and attract executive managing directors, managing directors and other investment professionals is critical to the success and growth of our business.”

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

RSUs may be settled at the election of a majority of our Board of Directors in Class A Shares or cash. Subject to continued employment over the vesting period, the underlying Class A Shares will be issued, or cash in lieu thereof will be paid, as such RSUs vest. We filed registration statements on Forms S-8 to register an aggregate of 67,188,267 Class A Shares reserved for issuance under our Amended and Restated 2007 Equity Incentive Plan and a registration statement on Form S-8 to register an aggregate of 75,000,000 Class A Shares reserved for issuance under our 2013 Incentive Plan (in each case, not including automatic annual increases thereto). As a result, any Class A Shares issued in respect of the RSUs will be freely transferable by non-affiliates upon issuance and by affiliates under Rule 144, without regard to holding period limitations.

As of December 31, 2013, DIC owns 33,227,285 of our Class A Shares, which it purchased from us concurrent with the consummation of our IPO pursuant to a Securities Purchase and Investment Agreement. As of December 31, 2013, the transfer restrictions imposed by such agreement have terminated with respect to all of DIC’s Class A Shares, and DIC will be able to sell these Class A Shares.

Our executive managing directors’ beneficial ownership of Class B Shares, our shareholders’ agreement, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our executive managing directors own all of our Class B Shares, which as of December 31, 2013, represent approximately 64.0% of the total combined voting power of our Company. In addition, our executive managing directors have granted an irrevocable proxy to vote all of such shares to the Class B Shareholder Committee (the sole member of which is currently Mr. Och) as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, under the shareholders’ agreement entered into in connection with the IPO, the Class B Shareholder Committee has approval rights with respect to certain actions of our Board of Directors, including actions relating to a potential change in control, so long as our executive managing directors continue to hold at least 40% of our total combined voting power, and has the ability to initially designate five of the seven nominees to our Board of Directors, and, under our operating agreement, the Class B Shareholder Committee will have certain consent rights with respect to structural and other changes involving our Company. See “—Risks Related to Our Organization and Structure—Control by Mr. Och of the combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.”

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

A number of legislative proposals have been considered by past Congresses that would have characterized some or all of the income recognized from carried interests as ordinary income and would have treated such income as non-qualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes after a transition period or requiring us to restructure our operations to earn such non-qualifying income through taxable subsidiary corporations. In addition, versions of the prior proposals could have, if enacted, (i) prevented us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis, (ii) subjected holders of Class A Shares to tax on our conversion into a corporation or restructuring after the transition period, and (iii) increased the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain. The

Obama administration has supported changing the treatment of carried interests in its budget proposals for 2014 (similar to its proposals in prior years). Representative David Camp, Chairman of the House Committee on Ways and Means, recently released a discussion draft of proposed legislation that would, among other things, prevent us from qualifying for treatment as a partnership for years beginning after 2016 and characterize some or all of the income we may earn from carried interests as ordinary income for years beginning after 2014.

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

If the carried interest proposals or Chairman Camp's proposal described above were to be enacted into law or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules or otherwise impose additional taxes, Class A Shareholders would be negatively affected because we would incur a material increase in our tax liability as a public company from the date any such changes applied to us, which likely would result in a reduction in the value of our Class A Shares.

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

Our principal executive offices are located in leased office space in New York. We also lease space for our operations in London, Hong Kong, Mumbai, Beijing and Dubai. The terms of these leases vary, but generally are long term. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.

Item 3.	Legal Proceedings

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business.” See Note 15 to our consolidated financial statements included in this Form 10-K for additional information, which is incorporated herein by reference.

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

Market for Registrant’s Common Equity

Our Class A Shares are listed and traded on the NYSE under the symbol “OZM.” The following table presents information on the high and low last reported sales prices as reported on the NYSE for our Class A Shares for the periods presented:

	Price Range of Our Class A Shares
	High	Low
2013
First quarter	$10.72	$8.83
Second quarter	$11.64	$9.24
Third quarter	$11.50	$10.44
Fourth quarter	$14.87	$11.14

2012
First quarter	$10.72	$8.35
Second quarter	$9.72	$6.81
Third quarter	$9.70	$6.84
Fourth quarter	$10.30	$8.74

Our Class B Shares are not listed on the NYSE and there is no, and we do not expect there would be any, other established trading market for these shares. All of our Class B Shares are owned by our executive managing directors and have no economic rights, but entitle holders to one vote per share on all matters submitted to a vote of our Class A Shareholders.

As of March 13, 2014, there were 11 holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

The following table presents the cash dividends paid on our Class A Shares in 2014, as well as for the two most recent fiscal years:

Payment Date	Record Date	Dividend per Share
February 25, 2014	February 18, 2014	$1.12
November 22, 2013	November 15, 2013	$0.25
August 19, 2013	August 12, 2013	$0.14
May 20, 2013	May 13, 2013	$0.28
February 26, 2013	February 19, 2013	$0.75
November 19, 2012	November 12, 2012	$0.12
August 20, 2012	August 13, 2012	$0.14
May 21, 2012	May 14, 2012	$0.10
February 28, 2012	February 21, 2012	$0.04

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2013, we issued 6,000,000 Class A Shares to the Ziffs in exchange for an equal number of Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A Units surrendered by the Ziffs were automatically canceled upon the exchange. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units were pursuant to the terms of the exchange agreement by and among Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, our executive managing directors and the Ziffs. The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(a)(2) of Securities Act.

Item 6.	Selected Financial Data

	As of and for the Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)	2010 (Restated)	2009 (Restated)
	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$1,895,923	$1,226,602	$616,424	$924,503	$743,288
Total expenses	826,879	1,927,956	2,040,313	2,099,156	2,158,436
Total other income	282,468	212,984	19,782	23,582	81,674
Income taxes	95,687	82,861	59,581	41,078	37,703
Consolidated Net Income (Loss)	$1,255,825	$(571,231)	$(1,463,688)	$(1,192,149)	$(1,371,177)
Allocation of Consolidated Net Income (Loss)
Class A Shareholders	$261,767	$(310,723)	$(418,990)	$(294,413)	$(297,429)
Noncontrolling interests	985,823	(262,200)	(1,044,698)	(897,736)	(1,073,748)
Redeemable noncontrolling interests	8,235	1,692	-	-	-
	$1,255,825	$(571,231)	$(1,463,688)	$(1,192,149)	$(1,371,177)

Earnings (Loss) Per Class A Share
Basic	$1.68	$(2.17)	$(4.07)	$(3.35)	$(3.79)
Diluted	$1.62	$(2.17)	$(4.07)	$(3.35)	$(3.79)
Weighted-Average Class A Shares Outstanding
Basic	155,994,389	142,970,660	102,848,812	87,910,977	78,387,368
Diluted	468,442,690	142,970,660	102,848,812	87,910,977	78,387,368

Selected Balance Sheet Data
Cash and cash equivalents	$189,974	$162,485	$149,011	$117,577	$73,732
Assets of consolidated Och-Ziff funds	4,711,189	2,850,754	772,957	441,023	300,604
Total assets	6,869,274	4,597,676	2,044,103	2,093,924	2,206,424
Debt obligations	384,177	388,043	383,685	639,487	652,414
Liabilities of consolidated Och-Ziff funds	3,042,395	1,297,096	103,103	27,587	29
Total liabilities	4,577,667	2,677,495	1,385,003	1,646,669	2,003,932
Redeemable noncontrolling interests	76,583	8,692	-	-	-
Shareholders' deficit attributable to Class A Shareholders	(133,721)	(248,921)	(357,136)	(351,555)	(374,314)
Shareholders' equity attributable to noncontrolling interests	2,348,745	2,160,410	1,016,236	798,810	576,806
Total shareholders' equity	2,215,024	1,911,489	659,100	447,255	202,492

Economic Income Data
Economic Income Revenues— Non-GAAP(1)	$1,630,487	$1,091,467	$553,476	$876,959	$713,116
Economic Income—Non-GAAP(1)	1,098,696	694,114	273,772	566,758	403,679

Assets Under Management
Balance—beginning of period	$32,603,930	$28,766,340	$27,934,696	$23,079,796	$26,954,606
Net flows	3,103,511	479,587	1,116,442	2,692,705	(8,052,634)
Appreciated (depreciation)	4,531,371	3,358,003	(284,798)	2,162,195	4,177,824
Balance—End of Period	$40,238,812	$32,603,930	$28,766,340	$27,934,696	$23,079,796

(1)

These items presented are non-GAAP financial measures that supplement, and should not be considered alternatives to, revenues, net income (loss) or cash flow from operations that have been prepared in accordance with GAAP, and are not necessarily indicative of liquidity or the cash available to fund operations. Please see the discussion below for important disclosures about the use of non-GAAP measures.

Restatements

Following a periodic review performed by the staff of the U.S. Securities and Exchange Commission (the “Staff”), we determined that we will correct an error related to the consolidation of the CLOs we manage. We launched our first CLO in the third quarter of 2012.  Consolidating the CLOs has resulted in material adjustments to our previously issued annual and interim financial statements from the third quarter of 2012 through the third quarter of 2013.  The consolidation of these CLOs resulted in an increase in the assets and liabilities of consolidated Och-Ziff funds in the consolidated balance sheets for these periods, as well as an increase in the income, expenses and net gains of consolidated Och-Ziff funds in the consolidated statements of comprehensive income (loss), but did not impact net income (loss) allocated to Class A Shareholders. None of these adjustments had any impact on our Economic Income, as previously reported.

In addition, we corrected an error related to the treatment of previously deferred incentive income allocations from the consolidated Och-Ziff funds that remained subject to clawback, to the extent there are future losses. We determined that such amounts are allocable to us and to noncontrolling interests based on the contractual terms of the relevant fund documents rather than deferring these amounts until clawback contingencies are resolved. To correct the error, for the years ended December 31, 2009 to 2012, we adjusted previously reported amounts from change in deferred income of consolidated Och-Ziff funds in the statements of comprehensive income (loss) to consolidated net income (loss) allocated to noncontrolling interests and consolidated net income (loss) allocated to Class A Shareholders. These adjustments also resulted in a change to the previously reported earnings per share information for the year ended December 31, 2012. We also adjusted the previously reported related deferred income of consolidated Och-Ziff funds liability from other liabilities in the consolidated balance sheets to shareholders’ equity attributable to noncontrolling interests and shareholders’ deficit attributable to Class A Shareholders. None of these adjustments had any impact on our Economic Income, as previously reported.

Please see “Supplemental Financial Information” following our consolidated financial statements for our restated quarterly information.

Reclassifications

We consolidate a credit hedge fund that allows fund investors to redeem their interests upon the expiration of a lockup period. These interests were deemed immaterial for separate presentation as redeemable noncontrolling interests in 2012, and therefore were included within noncontrolling interests in the consolidated balance sheets and statements of comprehensive income (loss).  Due to growth in this consolidated fund in 2013, we started to report these interests separately in the consolidated balance sheets and statements of comprehensive income (loss). As a result, we have reclassified the 2012 amounts to conform to the current period presentation. None of these adjustments had any impact on our Economic Income, as previously reported.

Non-GAAP Financial Measures

In addition to analyzing our results on a GAAP basis, management also reviews our results on an “Economic Income” basis. Economic Income excludes the adjustments described below that are required for presentation of our results on a GAAP basis, but that management does not consider when evaluating our operating performance in any given period. Management, therefore, uses Economic Income as the basis on which it evaluates our financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses.

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

•

Reorganization expenses related to the 2007 Offerings, equity-based compensation expenses and depreciation and amortization expenses, as management does not consider these non-cash expenses to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

•

Changes in the tax receivable agreement liability, net gains on early retirement of debt and net gains (losses) on investments in Och-Ziff funds, as management does not consider these items to be reflective of operating performance.

•

Allocation of deferred balances and related taxes and net earnings on deferred balances, as these amounts relate to amounts due to our executive managing directors and the Ziffs for incentive income that was deferred prior to the 2007 Offerings and subsequently paid out through 2011.

•

Amounts related to the consolidated Och-Ziff funds, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total assets under management and fund performance. We also defer the recognition of incentive income allocations from the consolidated Och-Ziff funds until all clawback contingencies are resolved, consistent with the revenue recognition policy for the funds we do not consolidate.

In addition, expenses related to compensation and profit-sharing arrangements based on fund investment performance are recognized at the end of the relevant performance measurement period, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the respective fund.

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

Overview

Restatements and Reclassifications

As discussed in “Item 6. Selected Financial Data,” certain prior period amounts have been restated or reclassified throughout this annual report. These restatements and reclassifications relate to the consolidation of the CLOs we manage, the treatment of incentive income allocations from the consolidated Och-Ziff funds that are subject to clawback, and the presentation of redeemable noncontrolling interests. These restatements and reclassifications had no impact on our Economic Income, as previously reported and presented throughout this discussion and analysis. For additional information, please see “Item 6. Selected Financial Data.”

Overview of Our 2013 Results

As of December 31, 2013, our assets under management were $40.2 billion, 23% higher than $32.6 billion as of December 31, 2012. The $7.6 billion year-over-year increase was driven by performance-related appreciation of $4.5 billion and capital net inflows of $3.1 billion, which included approximately $1.6 billion of CLOs we closed in 2013. The growth in our assets under management during 2013 was reflective of both our investment performance and increasing capital net inflows. Our business is evolving as we continue to become a solutions provider that can offer a diverse range of products to institutional investors. We believe that this has enabled us to attract a greater share of the capital allocated globally to alternative asset managers.

Year-to-date, private banks and pension funds were the largest sources of our capital net inflows. In addition to these areas, we also saw increased interest from investors internationally. Investor interest remains very high across all our products, and we anticipate that this will continue in 2014. In addition to attracting new capital from our existing investor base, we made progress in establishing relationships with new investors during 2013.

We are expanding and diversifying our product offerings by growing the assets under management in our dedicated credit, real estate and long/short equity platforms. These products complement our multi-strategy funds and, as such, we believe are attractive investment alternatives to our current and prospective fund investors.

For 2013, we reported GAAP net income allocated to Class A Shareholders of $261.8 million, compared to a net loss of $310.7 million for 2012. The improvement in our GAAP results was driven by a decrease in Reorganization expenses related to the amortization of Och-Ziff Operating Group A Units issued in connection with the IPO. Substantially all of these units were fully vested as of November 2012. Also contributing to the improvement in our GAAP results was an increase in incentive income and management fees. These increases were partially offset by increases in compensation and benefits, and general, administrative and other expenses.

We reported Economic Income for the Company of $1.1 billion for 2013, compared to $694.1 million for 2012. The year-over-year increase was principally driven by higher incentive income and management fees, partially offset by increases in compensation and benefits and non-compensation expenses. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year changes in Economic Income, please see “—Economic Income Analysis.”

Overview of 2013 Fund Performance

During 2013, the OZ Master Fund generated a net return of 13.9%, the OZ Europe Master Fund generated a net return of 12.4% and the OZ Asia Master Fund generated a net return of 13.5%. These returns were generated with approximately 37% of the volatility of the S&P 500 Index on a weighted-average basis. During 2013, we generated strong investment performance in all our product areas. We achieved this through our investing expertise across strategies and geographies, and by maintaining the flexibility to adjust our portfolio allocations as market conditions changed. Our investment performance track record remains important to the decision by fund investors to place capital with us in both our multi-strategy funds, and in our newer product offerings, such as our dedicated credit and long/short equity platforms.

We were active in all of our strategies at varying points during 2013, with the most significant contributors to our investment performance being our long/short equity special situations and credit-related strategies. We were fully invested in the OZ Master Fund as of the end of the 2013 fourth quarter, and although we remain cautious as macroeconomic and political uncertainties persist at the beginning of 2014, we believe the current environment will play to the strengths of our multi-product investment approach. For important information about our fund performance data, please see “—Assets Under Management and Fund Performance Information.”

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

During 2013, most global equity markets rallied sharply. Equity markets began the year on a strong note with many of the leading equity indices rising to near-term highs during the 2013 first quarter. Throughout the year, investors remained focused on the U.S. Federal Reserve’s accommodative monetary policy and the potential impact of a decision to taper. Volatility increased during the second and third quarters due to these ongoing tapering concerns, along with periods of political uncertainty in the U.S., Europe and the Middle East.

U.S. equity markets performed well during the 2013 fourth quarter due to strong corporate earnings and improving economic data. After months of speculation, equity markets reacted favorably to the U.S. Federal Reserve’s decision to begin modestly tapering its asset purchase program, helping U.S. equity markets rally to record highs. At the same time, the U.S. Treasury yield rose above 3% in December, marking its largest calendar increase since 2009.

In Europe, despite efforts by the European Central Bank to spur economic growth by cutting its benchmark interest rate to a record low, regional performance was mixed during the 2013 fourth quarter. European markets continued to experience increased volatility given weak economic data in southern Europe and a strengthening Euro.

Performance in the Asian markets varied across the region during the 2013 fourth quarter. In Japan, while the NIKKEI declined at the beginning of the quarter due to disappointing earnings data, better than expected third quarter gross domestic product and a weakening yen contributed to an increase in the Japanese equity markets. In contrast, weaker Chinese economic data and the ongoing liquidity crunch weighed on markets there at the end of the quarter.

Capital Flow Environment

During 2013, hedge fund industry assets under management grew by approximately $376 billion, or 17%, to $2.6 trillion. Year-to-date performance-related appreciation was approximately $312 billion, 49% higher than 2012, due to improved investment performance in the industry. Capital net inflows were approximately $64 billion, an 85% increase over those in 2012, and were at the second highest level in the last five years. We believe that the demand for alternative asset managers will continue to increase as institutional investors remain focused on risk mitigation and downside capital protection in their equity portfolios, and yield enhancement in their fixed income portfolios.

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

We typically accept capital from new and existing investors in our funds on a monthly basis on the first day of each month. Investors in our funds (other than investors in our real estate funds, certain credit funds, CLOs and certain other alternative investment vehicles we manage and other than with respect to capital invested in Special Investments) typically have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 90 days’ prior written notice. However, upon the payment of a redemption fee to the applicable fund and upon giving 30 days’ prior written notice, certain investors may redeem capital during the lock-up period. The lock-up requirements for our funds may generally be waived or modified at the sole discretion of each fund’s general partner or board of directors, as applicable.

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

Information with respect to our assets under management throughout this report, including the tables set forth in this discussion and analysis, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. As of December 31, 2013, approximately 7% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 39% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.

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

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Balance-beginning of period	$32,603,930	$28,766,340	$27,934,696
Net flows	3,103,511	479,587	1,116,442
Appreciation (depreciation)	4,531,371	3,358,003	(284,798)
Balance-end of period	$40,238,812	$32,603,930	$28,766,340

Weighted-average assets under management	$35,705,635	$29,992,653	$28,932,010

In 2013, our funds experienced performance-related appreciation of $4.5 billion and capital net inflows of $3.1 billion, which were comprised of $7.8 billion of gross inflows and $4.7 billion of gross outflows. Our gross inflows also included $1.6 billion related to our CLOs. Direct allocations from pension funds and private banks continued to be the largest drivers of our inflows (excluding CLOs), while redemptions from fund-of-funds were the largest driver of our outflows during 2013.

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

Assets Under Management and Fund Performance Information

	December 31,
	2013	2012	2011
	(dollars in thousands)
Multi-strategy funds
OZ Master Fund	$25,210,607	$21,779,917	$20,197,522
OZ Europe Master Fund	1,437,271	1,960,883	2,271,540
OZ Asia Master Fund	1,341,550	1,393,496	1,619,742
Other multi-strategy funds	3,779,150	2,712,618	2,294,885
Credit funds	4,377,464	2,391,635	1,110,937
CLOs	2,605,628	985,934	-
Real estate funds	840,383	891,819	910,304
Other	646,759	487,628	361,410
Total	$40,238,812	$32,603,930	$28,766,340
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

Multi-Strategy Funds

We currently manage three main investment funds on a multi-strategy basis, across multiple geographies, as well as various other smaller multi-strategy funds. Management fees for these funds generally range from 1.5% to 2.5% of assets under management based on the net asset value of these funds. Incentive income for these funds is generally 20% of realized and unrealized profits, and a portion of these assets is subject to hurdle rates. See “—Understanding Our Results—Incentive Income” for additional information.

OZ Master Fund

	Assets Under Management as of December 31,			Net Returns for the Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(dollars in thousands)
OZ Master Fund	$25,210,607	$21,779,917	$20,197,522	13.9%	11.6%	-0.5%

In 2013, the $3.4 billion year-over-year increase in assets under management was driven by performance-related appreciation in each quarter and capital net inflows in the second through fourth quarters, partially offset by capital net outflows in the first quarter. In 2013, convertible and derivative arbitrage contributed approximately 1% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 12%; long/short equity special situations contributed approximately 57%; merger arbitrage contributed approximately 6%; structured credit contributed approximately 26%; and other items contributed approximately -2%.

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

As a result of the overall performance of the OZ Master Fund, we earned approximately 66%, 81% and 69% of our incentive income before eliminations from investors in this fund in 2013, 2012 and 2011, respectively.

OZ Europe Master Fund

	Assets Under Management as of December 31,			Net Returns for the Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(dollars in thousands)
OZ Europe Master Fund	$1,437,271	$1,960,883	$2,271,540	12.4%	8.6%	-4.9%

In 2013, the $523.6 million year-over-year decrease in assets under management was driven by capital net outflows in each quarter, partially offset by performance-related appreciation in each quarter. In 2013, corporate credit contributed approximately 22% of the fund’s return before management fees and incentive income; long/short equity special situations contributed approximately 57%; merger arbitrage contributed approximately 3%; private investments contributed approximately -20%; structured credit contributed approximately 37%; and other items contributed approximately 1%.

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

As a result of the overall performance of the OZ Europe Master Fund, we earned approximately 5%, 7% and 19% of our incentive income from investors in this fund in 2013, 2012 and 2011, respectively.

OZ Asia Master Fund

	Assets Under Management as of December 31,			Net Returns for the Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(dollars in thousands)
OZ Asia Master Fund	$1,341,550	$1,393,496	$1,619,742	13.5%	7.0%	-3.8%

In 2013, the $51.9 million year-over-year decrease in assets under management was due to capital net outflows in the first and second quarters, partially offset by capital net inflows in the third and fourth quarters and performance-related appreciation in each quarter. In 2013, convertible and derivative arbitrage contributed approximately 5% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 6%; long/short equity special situations contributed approximately 104%; merger arbitrage contributed approximately 1%; private investments contributed approximately -11%; and other items contributed approximately  -5%.

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

As a result of the overall performance of the OZ Asia Master Fund, we earned approximately 4%, 1% and 1% of our incentive income from investors in this fund in 2013, 2012 and 2011, respectively.

Other Multi-Strategy Funds

The remaining assets under management in our multi-strategy funds generally invest in strategies similar to the OZ Master Fund; however, investment performance for these funds may vary materially from the returns of the OZ Master Fund.

In 2013, the $1.1 billion year-over-year increase in assets under management was driven by performance-related appreciation in each quarter and capital net inflows in the first through third quarters, partially offset by capital net outflows in the fourth quarter.

In 2012, the $340.9 million year-over-year increase in assets under management was driven by both capital net inflows and positive investment performance in the first quarter and second half of the year, partially offset by capital net outflows and performance-related depreciation in the second quarter.

Credit Funds

We manage various credit funds that generally make investments in structured and corporate credit assets, primarily in the United States and Europe. Management fees for these funds generally range from 0.75% to 1.5% of assets under management based on either the net asset value of these funds or on the amount of capital committed to these platforms by our fund investors. Incentive income related to the majority of these assets is equal to 20% of realized profits, subject to hurdle rates. For funds we do not consolidate, incentive income is recognized at or near the end of the life of the fund when it is no longer subject to clawback. See “—Understanding Our Results—Incentive Income” for additional information, including the recognition of incentive income for funds we consolidate.

In 2013, the $2.0 billion year-over-year increase in assets under management was driven by continued growth in our various credit funds, including the restructuring and expansion of a relationship with an existing investor that resulted in the recognition of $69.6 million of incentive income during the first quarter of 2013.

In 2012, the $1.3 billion year-over-year increase in assets under management was also driven by growth in our various credit funds.

CLOs

Management fees for the CLOs are generally 0.50% based on the par value of the collateral and cash held in the CLOs. Incentive income from our CLOs is equal to 20% of the excess cash flows due to the holders of the subordinated notes issued by the CLOs, subject to a stated hurdle rate. We consolidate our CLOs, and therefore the management fees and incentive income from these entities is eliminated in consolidation. See “—Understanding Our Results—Incentive Income” for additional information.

In 2013, the $1.6 billion year-over-year increase in assets under management was driven by three additional CLOs we closed in 2013. We launched our first CLO in 2012.

Real Estate Funds

Our real estate funds generally make investments in commercial and residential real estate in North America, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets. Management fees for our real estate funds range from 0.75% to 1.5% of assets under management based on the amount of capital committed to these platforms by our fund investors. Incentive income related to these funds is equal to 20% of the realized profits, subject to hurdle rates. We consolidate our real estate funds, and therefore incentive income from these entities is eliminated in consolidation. Management fees from the real estate funds are paid to us directly by the fund investors in those funds, and therefore those amounts are not eliminated in consolidation.  See “—Understanding Our Results—Incentive Income” for additional information, including the recognition of incentive income for funds we consolidate.

The $51.4 million year-over-year decrease in assets under management in 2013 and the $18.5 million year-over-year decrease in assets under management in 2012 were, in each case, driven by the wind-down of our first domestic real estate fund, partially offset by increases related to our second domestic real estate fund.

Other

Our other assets under management are comprised of funds that are generally strategy-specific. Management fees for these funds range from 1.00% to 1.75% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. Incentive income related to these funds is generally 20% of realized profits and may be subject to hurdle rates. For the majority of these other assets, incentive income is not recognized as revenue until at or near the end of the life of the fund when it is no longer subject to clawback. See “—Understanding Our Results—Incentive Income” for additional information.

The $159.1 million year-over-year increase in assets under management in 2013 and the $126.2 million year-over-year increase in assets under management in 2012 were, in each case, driven primarily by the launch of additional strategy-specific products for our fund investors.

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

Management Fees.    Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate in 2013 was approximately 1.53%. This average rate takes into account the effect of non-fee paying assets under management, as well as our credit funds, CLOs, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes.

Incentive Income.    We earn incentive income based on the performance of our funds. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor, but it excludes unrealized gains and losses attributable to Special Investments.

For funds that we consolidate, including our real estate funds, certain credit funds and certain other funds, incentive income is recognized by allocating a portion of the net income of the consolidated Och-Ziff funds to us rather than to the fund investors (noncontrolling interests). Incentive income allocated to us is not reflected as incentive income in our consolidated revenues, as these amounts are eliminated in consolidation. The allocation of incentive income to us is based on the contractual terms of the relevant fund agreements. As a result, we may recognize earnings related to our incentive income allocation from the consolidated Och-Ziff funds prior to the end of their respective performance measurement periods, and therefore we may recognize earnings that are subject to clawback to the extent a consolidated fund generates subsequent losses. For Economic Income purposes, we defer recognition of these earnings until they are no longer subject to clawback.

For funds that we do not consolidate, incentive income is not recognized until the end of the applicable performance measurement period when the amounts are contractually payable, or “crystallized.” Additionally, all of our hedge funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning we will not be able to earn incentive income with respect to positive investment performance we generate for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark.

The performance measurement period for most of our assets under management is on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31. We may also recognize incentive income related to fund investor redemptions at other times during the year. Additionally, we may recognize a material amount of incentive income during the year related to assets subject to three-year performance measurement periods for which the measurement period has expired (including the rollover of a portion of these assets into one-year measurement periods upon the conclusion of the initial three-year measurement period), as well as assets in certain of our credit funds and certain other funds we manage, which typically have measurement periods beyond one year. We may also recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to us to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be recognized by us until the end of the relevant performance measurement period (if at all).

As of December 31, 2013, the performance measurement periods with respect to approximately $10.6 billion, or 26.4%, of our assets under management were longer than one year. These assets under management include assets subject to three-year performance measurement periods in the OZ Master Fund and other multi-strategy funds, as well as assets in our credit funds, CLOs, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets is based on the cumulative investment performance over a specified measurement period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition to us of a full 20% of the net profits attributable to investors in these assets.

Income of Consolidated Och-Ziff Funds.    Revenues recorded as income of consolidated Och-Ziff funds consist of interest income, dividend income and other miscellaneous items.

Expenses

Compensation and Benefits.    Compensation and benefits is comprised of salaries, benefits, payroll taxes, and discretionary and guaranteed cash bonus expense. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising a significant portion of total compensation and benefits. These cash bonuses are based on total annual revenues, which are significantly influenced by the amount of incentive income we earn in the year. Annual discretionary cash bonuses are generally determined and expensed in the fourth quarter each year.

Compensation and benefits also includes equity-based compensation expense, which is primarily in the form of RSUs and Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings. Subsequent to the 2007 Offerings we have issued Och-Ziff Operating Group D Units to certain executive managing directors. Certain executive managing directors may be eligible to receive awards, including cash and Och-Ziff Operating Group D Units under the PIP, which is described further below. We may also issue additional performance-related Och-Ziff Operating Group D Units or make discretionary performance cash payments to our executive managing directors.

The Och-Ziff Operating Group D Units are not considered equity under GAAP and no equity-based compensation expense is recognized related to these units when they are granted. Distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive income (loss), and are done on a pro rata basis with the Och-Ziff Operating Group A Units (held by our executive managing directors and the Ziffs) and the Och-Ziff Operating Group B Units (held by our intermediate holding companies). An Och-Ziff Operating Group D Unit converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. Upon the conversion of Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Och-Ziff Operating Group D Units are converted into Och-Ziff Operating Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units.

We also have profit-sharing arrangements whereby certain employees or executive managing directors are entitled to a share of incentive income distributed by certain funds. This incentive income is typically paid to us, and a portion paid to the participant, as investments held by these funds are realized. We defer the recognition of any portion of this incentive income to the extent it is subject to clawback and relates to a fund that is not consolidated. See “—Incentive Income” above.  To the extent that the payments to the employees or executive managing directors are probable and reasonably estimable, we accrue these payments as compensation expense for GAAP purposes, which may occur prior to the recognition of the related incentive income.

In August 2012, we adopted the PIP, under which certain of our executive managing directors at the time of the IPO may be eligible to receive discretionary cash awards and discretionary grants of Och-Ziff Operating Group D Units over a five-year period that commenced in 2013. Each year, an aggregate of up to 2,770,749 Och-Ziff Operating Group D Units may be granted under the PIP to the participating executive managing directors, for an aggregate of up to 13,853,745 over the five-year period if a determination is made each year to award the maximum number of units. Aggregate discretionary cash awards for each year under the PIP will be capped at 10% of our incentive income earned during such year, up to a maximum of $39.6 million. The participating executive managing directors, collectively, may receive a maximum aggregate amount of up to $197.8 million over the five-year period if we earn enough incentive income each year and if a determination is made each year to award the maximum amount.  In 2013, we granted 2,770,749 Och-Ziff Operating Group D Units and aggregate cash awards of $39.6 million to the participating executive managing directors under the PIP.

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

Other Income

Net Gains on Investments in Och-Ziff Funds and Joint Ventures.    Net gains on investments in Och-Ziff funds and joint ventures primarily consists of net gains and losses on investments in our funds made by us and net gains and losses on investments in joint ventures established to expand certain of our private investments platforms.

Net Gains on Early Retirement of Debt.    Net gains on early retirement of debt consist of the net gains realized upon the early retirement of portions of the amounts outstanding under our 2007 Term Loan that occurred in 2011 in connection with the 2011 Offering.

Net Gains of Consolidated Och-Ziff Funds.    Net gains of consolidated Och-Ziff funds consist of net realized and unrealized gains and losses on investments held by the consolidated Och-Ziff funds.

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

Net Income (Loss) Allocated to Noncontrolling Interests

Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Och-Ziff Operating Group A Units held by our executive managing directors and the Ziffs, and fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in net income (loss) allocated to the Och-Ziff Operating Group A Units are driven by the earnings (losses) of the Och-Ziff Operating Group. Increases or decreases in the net income (loss) allocated to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings (losses) of those funds as allocated under the contractual terms of the relevant fund agreements.

Our interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and vesting of RSUs. These increases will be offset upon the conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.

Additionally, we consolidate a credit-focused hedge fund that we manage, wherein investors are able to redeem their interests after an initial lock-up period of one to three years. Allocations of profits and losses to these interests are reflected within net income (loss) allocated to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss).

Results of Operations

As discussed above, amounts presented below for the years ended December 31, 2012 and 2011 have been restated and reclassified. Please see “—Overview—Restatements and Reclassifications.”

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

	Year Ended December 31,		Change
	2013	2012 (Restated)	$	%
	(dollars in thousands)
Management fees	$556,427	$504,395	$52,032	10%
Incentive income	1,076,547	595,727	480,820	81%
Other revenues	2,150	1,038	1,112	107%
Income of consolidated Och-Ziff funds	260,799	125,442	135,357	108%
Total Revenues	$1,895,923	$1,226,602	$669,321	55%

Total revenues increased by $669.3 million primarily due to the following:

•

A $480.8 million increase in incentive income, driven by the improved investment performance in our funds. Our investment performance in 2013 was driven primarily by our credit-related strategies and long/short equity special situations. Also contributing to the increase was the crystallization of $69.6 million of incentive income during the 2013 first quarter on certain of our credit assets due to the restructuring of the terms and the expansion of a relationship with an existing investor. Additionally, the crystallization of $80.3 million of incentive income on a portion of our multi-strategy assets under management for which the three-year performance measurement period expired during 2013 contributed to the increase.

•

A $52.0 million increase in management fees primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. See “—Economic Income Analysis” for information regarding our average management fee rate.

•

A $135.4 million increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

Expenses

	Year Ended December 31,		Change
	2013	2012 (Restated)	$	%
	(dollars in thousands)
Compensation and benefits	$554,069	$389,153	$164,916	42%
Reorganization expenses	16,087	1,396,882	(1,380,795)	-99%
Interest expense	7,011	6,062	949	16%
General, administrative and other	149,874	116,873	33,001	28%
Expenses of consolidated Och-Ziff funds	99,838	18,986	80,852	426%
Total Expenses	$826,879	$1,927,956	$(1,101,077)	-57%

Total expenses decreased by $1.1 billion primarily due to the following:

•

A $1.4 billion decrease in Reorganization expenses, as substantially all of the Och-Ziff Operating Group A Units granted in connection with the Reorganization were expensed on a straight-line basis over a five-year vesting period following the 2007 Offerings, which concluded in November 2012.

•

A $164.9 million offsetting increase in compensation and benefits primarily due to the following: (i) a $95.4 million increase in bonus expense due to higher incentive income resulting from improved investment performance, including $39.6 million received in 2013 by eligible executive managing directors under the PIP; (ii) a $47.8 million increase in equity-based compensation driven by the amortization of Och-Ziff Operating Group A Units and RSUs granted to our executive managing directors subsequent to the end of 2012; (iii) an $11.0 million increase in salaries and benefits due in part to an increase in our worldwide headcount from 468 as of December 31, 2012, to 546 as of December 31, 2013; and (iv) a $10.7 million increase in amounts allocated to the Och-Ziff Operating Group D Units primarily due an increase in the number of Och-Ziff Operating Group D Units outstanding, as well as due to higher incentive income.

•

An $80.9 million offsetting increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. These expenses, however, may reduce the amount of earnings from the consolidated funds allocated to us through our incentive income allocation as general partner of these funds.

•

A $33.0 million offsetting increase in general, administrative and other expenses, primarily due to the following: (i) a $13.5 million increase in professional services fees related to business operations, infrastructure and expenses associated with regulation and compliance; (ii) a $7.9 million increase in recurring placement and related service fees on assets under management; and (iii) a $4.9 million increase in expense related to the change in tax receivable agreement liability.

Other Income

	Year Ended December 31,		Change
	2013	2012 (Restated)	$	%
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$1,966	$274	$1,692	618%
Net gains of consolidated Och-Ziff funds	280,502	212,710	67,792	32%
Total Other Income	$282,468	$212,984	$69,484	33%

Total other income increased by $69.5 million primarily due to a $67.8 million increase in net gains of consolidated Och-Ziff funds. Substantially all of these net gains are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

Income Taxes

	Year Ended December 31,		Change
	2013	2012 (Restated)	$	%
	(dollars in thousands)
Income taxes	$95,687	$82,861	$12,826	15%

Income tax expense increased by $12.8 million from 2012, primarily due to a $35.6 million increase related to higher profitability. These increases were partially offset by a $13.5 million decrease related to the finalization of our 2012 income tax returns and a $10.2 million decrease in state and local taxes primarily due to income apportionment factors at the state and local level. See Note 12 to our consolidated financial statements included in this annual report for information regarding the items affecting our effective income tax rate.

As of and for the years ended December 31, 2013 and 2012, we were not required to establish a liability for uncertain tax positions.

Net Income (Loss) Allocated to Noncontrolling Interests

The following table presents the components of the net income (loss) allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Year Ended December 31,		Change
	2013	2012 (Restated)	$	%
	(dollars in thousands)
Och-Ziff Operating Group A Units	$616,843	$(538,055)	$1,154,898	-215%
Consolidated Och-Ziff funds	364,859	266,341	98,518	37%
Other	4,121	9,514	(5,393)	-57%
Total	$985,823	$(262,200)	$1,248,023	-476%

Redeemable noncontrolling interests	$8,235	$1,692	$6,543	387%

Net income (loss) allocated to noncontrolling interests increased $1.2 billion primarily due to the following:

•

A $1.2 billion improvement in the net income allocated to the Och-Ziff Operating Group A Units driven primarily by the decrease in Reorganization expenses and the increase in incentive income discussed above. Our executive managing directors’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units decreased from 67.0% as of December 31, 2012 to 64.1% as of December 31, 2013. The Och-Ziff Operating Group A Units are expected to continue to significantly reduce our net income in future periods as income of the Och-Ziff Operating Group is allocated to these interests.

•	A $98.5 million increase in the net income allocated to the consolidated Och-Ziff funds driven primarily by the increase in income and net gains of consolidated Och-Ziff funds discussed above.

Net Income (Loss) Allocated to Class A Shareholders

	Year Ended December 31,		Change
	2013	2012 (Restated)	$	%
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders	$261,767	$(310,723)	$572,490	-184%

The improvement in our GAAP results was primarily due to a combination of higher incentive income and lower Reorganization expenses as discussed above.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

	Year Ended December 31,		Change
	2012 (Restated)	2011 (Restated)	$	%
	(dollars in thousands)
Management fees	$504,395	$500,857	$3,538	1%
Incentive income	595,727	65,026	530,701	NM
Other revenues	1,038	2,258	(1,220)	-54%
Income of consolidated Och-Ziff funds	125,442	48,283	77,159	160%
Total Revenues	$1,226,602	$616,424	$610,178	99%

Total revenues increased by $610.2 million primarily due to the following:

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

•

A $77.2 million increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

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

Expenses

	Year Ended December 31,		Change
	2012 (Restated)	2011 (Restated)	$	%
	(dollars in thousands)
Compensation and benefits	$389,153	$325,008	$64,145	20%
Reorganization expenses	1,396,882	1,614,363	(217,481)	-13%
Interest expense	6,062	7,102	(1,040)	-15%
General, administrative and other	116,873	85,117	31,756	37%
Expenses of consolidated Och-Ziff funds	18,986	8,723	10,263	118%
Total Expenses	$1,927,956	$2,040,313	$(112,357)	-6%

Total expenses decreased by $112.4 million primarily due to the following:

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

•

A $10.3 million offsetting increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. These expenses, however, may reduce the amount of earnings from the consolidated funds allocated to us through our incentive income allocation as general partner of these funds.

Other Income

	Year Ended December 31,		Change
	2012 (Restated)	2011 (Restated)	$	%
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$274	$632	$(358)	-57%
Net gains on early retirement of debt	-	12,494	(12,494)	-100%
Net gains of consolidated Och-Ziff funds	212,710	6,656	206,054	NM
Total Other Income	$212,984	$19,782	$193,202	NM

Total other income increased by $193.2 million primarily due to the following:

•

A $206.1 million increase in net gains of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•

A $12.5 million offsetting decrease due to the net gains on early retirement of debt recognized in 2011. In November 2011, we repurchased and retired $254.1 million of the indebtedness outstanding under our 2007 Term Loan for $241.1 million, which resulted in a net gain of $12.5 million after deducting deal-related expenses, including the write-off of previously deferred financing costs.

Income Taxes

	Year Ended December 31,		Change
	2012 (Restated)	2011 (Restated)	$	%
	(dollars in thousands)
Income taxes	$82,861	$59,581	$23,280	39%

Income tax expense increased by $23.3 million from 2011, primarily due to a $26.5 million increase in federal deferred tax expense and a $3.0 million increase in foreign income tax expense as a result of higher taxable income. Partially offsetting the increase was a $5.5 million decrease in state and local taxes primarily due to effective income tax rate changes related to income apportionment factors at the state and local level. See Note 12 to our consolidated financial statements included in this annual report for information regarding the items affecting our effective income tax rate.

As of and for the years ended December 31, 2012 and 2011, we were not required to establish a liability for uncertain tax positions.

Net Loss Allocated to Noncontrolling Interests

	Year Ended December 31,		Change
	2012 (Restated)	2011 (Restated)	$	%
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(538,055)	$(1,088,514)	$550,459	-51%
Consolidated Och-Ziff funds	266,341	41,965	224,376	NM
Other	9,514	1,851	7,663	414%
Total	$(262,200)	$(1,044,698)	$782,498	-75%

Redeemable noncontrolling interests	$1,692	$-	$1,692	NM

The amount of net loss allocated to noncontrolling interests decreased by $782.5 million primarily due to the following:

•

A $550.5 million decrease in the amount of net loss allocated to the Och-Ziff Operating Group A Units, driven by the increase in incentive income and decrease in Reorganization expenses, as well as a decrease in our executive managing directors’ and the Ziffs’ interests in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group A Units from 68.1% as of December 31, 2011 to 67.0% as of December 31, 2012.

•

A $224.4 million increase in the amount of net income allocated to the consolidated Och-Ziff funds driven primarily by the increase in income and net gains of consolidated Och-Ziff funds previously discussed.

Net Loss Allocated to Class A Shareholders

	Year Ended December 31,		Change
	2012 (Restated)	2011 (Restated)	$	%
	(dollars in thousands)
Net loss allocated to Class A Shareholders	$(310,723)	$(418,990)	$108,267	-26%

The amount of net loss allocated to Class A Shareholders decreased by $108.3 million primarily due to a combination of higher incentive income and lower Reorganization expenses as discussed above, partially offset by an increase in our ownership interest in the Och-Ziff Operating Group. The increase in ownership interest was driven by the 2011 Offering, the issuance of Class A Shares for vested RSUs and the exchange of Och-Ziff Operating Group A Units for Class A Shares. As a result, a larger share of the losses of the Och-Ziff Operating Group was allocated to us.

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

•

Reorganization expenses related to the 2007 Offerings, equity-based compensation expenses and depreciation and amortization expenses, as management does not consider these non-cash expenses to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

•

Changes in the tax receivable agreement liability, net gains on early retirement of debt and net gains (losses) on investments in Och-Ziff funds, as management does not consider these items to be reflective of operating performance.

•

Amounts related to the consolidated Och-Ziff funds, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total assets under management and fund performance. We also defer the recognition of incentive income allocations from the consolidated Och-Ziff funds until all clawback contingencies are resolved, consistent with the revenue recognition policy for the funds we do not consolidate.

In addition, expenses related to compensation and profit-sharing arrangements based on fund investment performance are recognized at the end of the relevant performance measurement period, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the respective fund.

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

Our non-GAAP financial measures should not be considered as alternatives to our GAAP net income (loss) allocated to Class A Shareholders or cash flow from operations, or as indicative of liquidity or the cash available to fund operations. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies.

We conduct substantially all of our operations through our only reportable segment under GAAP, the Och-Ziff Funds segment, which provides asset management services to our multi-strategy funds, credit funds, CLOs and other alternative investment vehicles. Other Operations are primarily comprised of our real estate business, which provides asset management services to our real estate funds.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Economic Income Revenues (Non-GAAP)

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$534,865	$10,894	$545,759	$479,379	$10,616	$489,995
Incentive Income	1,082,578	-	1,082,578	600,434	-	600,434
Other revenues	2,130	20	2,150	930	108	1,038
Total Economic Income Revenues	$1,619,573	$10,914	$1,630,487	$1,080,743	$10,724	$1,091,467

Economic Income revenues increased by $539.0 million primarily due to the following:

•

A $482.1 million increase in incentive income, driven by the improved investment performance in our funds. Our investment performance in 2013 was driven primarily by our credit-related strategies and long/short equity special situations. Also contributing to the increase was the crystallization of $69.6 million of incentive income during the 2013 first quarter on certain of our credit assets due to the restructuring of the terms and the expansion of a relationship with an existing investor. Additionally, the crystallization of $80.3 million of incentive income on a portion of our multi-strategy assets under management for which the three-year performance measurement period expired during 2013 contributed to the increase.

•

A $55.8 million increase in management fees primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. Our average management fee rate was 1.53% in 2013, lower than the 1.63% in 2012. This decline was due primarily to growth in our dedicated credit platforms and CLOs. These products generally have lower management fee rates than our traditional hedge fund products, consistent with market convention for these products.

Economic Income Expenses (Non-GAAP)

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$393,268	$12,868	$406,136	$283,655	$10,196	$293,851
Non-compensation expenses	123,614	2,240	125,854	102,213	1,408	103,621
Total Economic Income Expenses	$516,882	$15,108	$531,990	$385,868	$11,604	$397,472

Economic Income expenses increased by $134.5 million primarily due to the following:

•

A $112.3 million increase in compensation and benefits primarily driven by the following: (i) a $101.3 million increase in discretionary cash bonus expense due to higher incentive income resulting from improved investment performance, including $39.6 million received in 2013 by eligible executive managing directors under the PIP; and (ii) an $11.0 million increase in salaries and benefits due in part to an increase in our worldwide headcount as discussed above in “—Results of Operations.” The ratio of salaries and benefits to management fees was 16% in 2013 and 2012. The ratio of bonus expense to Economic Income revenues was 19% in 2013, slightly down from 20% in 2012.

•

A $22.2 million increase in non-compensation expenses primarily driven by a $13.5 million increase in professional services fees related to business operations, infrastructure and expenses associated with regulation and compliance. Also contributing to the increase was a $2.1 million increase in information processing and communication expenses, a $1.9 million increase in occupancy and equipment costs and a $1.9 million increase in business development costs. The ratio of non-compensation expenses to management fees was 23% in 2013 compared to 21% in 2012.

Other Economic Income Items (Non-GAAP)

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$1,533	$-	$1,533	$310	$(111)	$199
Net income (loss) allocated to noncontrolling interests	$(12)	$1,346	$1,334	$(6)	$86	$80

Net gains (losses) on joint ventures represent the gains (losses) on joint ventures established to expand certain of our private investments platforms. Net income (loss) allocated to noncontrolling interests represents the amount of income (loss) that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us.

Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$1,104,236	$695,191	$409,045	59%
Other Operations	(5,540)	(1,077)	(4,463)	414%
Total Company	$1,098,696	$694,114	$404,582	58%

Economic Income increased $404.6 million primarily due to increases in incentive income and management fees, partially offset by increases in compensation and non-compensation expenses.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Economic Income Revenues (Non-GAAP)

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$479,379	$10,616	$489,995	$471,550	$14,642	$486,192
Incentive Income	600,434	-	600,434	65,026	-	65,026
Other revenues	930	108	1,038	1,729	529	2,258
Total Economic Income Revenues	$1,080,743	$10,724	$1,091,467	$538,305	$15,171	$553,476

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

Other Economic Income Items (Non-GAAP)

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$310	$(111)	$199	$469	$123	$592
Net income (loss) allocated to noncontrolling interests	$(6)	$86	$80	$-	$1,334	$1,334

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

Economic Income increased $420.3 million primarily due to higher incentive income, partially offset by increases in discretionary cash bonuses and non-compensation expenses.

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

Executive managing directors participating in the PIP may be eligible to receive discretionary annual cash awards each year for a five-year period that commenced in 2013, if we earn incentive income in the relevant year. The maximum aggregate amount of cash that may be awarded for each year under the PIP to the participating executive managing directors, collectively, will be capped at 10% of our incentive income earned during that year, up to a maximum aggregate amount of $39.6 million. Whether any cash is awarded under the PIP in a particular year, and the amount of such awards, will be determined by the Compensation Committee of the Board in its sole discretion, based on recommendations from Mr. Och for that year.

Based on our past results, management’s experience and our current level of assets under management, we believe that our existing cash resources, together with the cash generated from management fees, will be sufficient to meet our anticipated fixed operating expenses and other working capital needs for at least the next 12 months. As we have done historically, we will determine the amount of discretionary cash bonuses, including discretionary annual cash awards under the PIP described above, during the fourth quarter of each year, based on our total annual revenues. We intend to fund this amount through fourth quarter management fees and incentive income crystallized on December 31, which represents the majority of the incentive income we typically earn each year. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.

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

Debt Obligations

Delayed Draw Term Loan

As of December 31, 2013, we had $384.2 million of indebtedness outstanding under the Delayed Draw Term Loan that was primarily used to refinance the indebtedness outstanding under our 2007 Term Loan, as well as the note payable on our corporate aircraft. The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the Delayed Draw Term Loan) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Please see Note 9 to our consolidated financial statements included in this annual report for a description of the repayment terms, as well as additional details related to the financial covenants and restrictions under the Delayed Draw Term Loan.

On March 13, 2014, OZ Management and certain of our other subsidiaries entered into an amendment and waiver with the administrative agent and certain of the lenders under our Delayed Draw Term Loan in order to, among other things,  waive any breach or violation of any provision of the Delayed Draw Term Loan that may result from the restatements and reclassifications discussed in Note 2 to our consolidated financial statements included in this annual report, including any defaults or events of default that might result therefrom (including by way of cross-default).

Aircraft Credit Facility

On February 14, 2014, we entered into a secured multiple draw term loan agreement (the “Aircraft Loan”) for up to $59.0 million to finance the purchase of a new corporate aircraft expected to be delivered in the first quarter of 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors and OZ Advisors II. A $16.0 million borrowing was made to fund a progress payment due in February 2014. Amounts borrowed prior to aircraft delivery to fund progress payments under the aircraft purchase agreement bear interest at a rate of LIBOR plus 1.40%.  Following aircraft delivery, we will have the option of selecting a 5- or 7-year term with either a fixed or floating interest rate, which rate will vary based on the term selected. There are no financial covenants associated with the Aircraft Loan. No principal payments are due prior to aircraft delivery; however, the Aircraft Loan will become due if the aircraft is not delivered by October 30, 2015. Following aircraft delivery, borrowings under the Aircraft Loan will be payable in installments for the term of the facility, with a balloon payment due upon maturity.  The amount of the installment and balloon payments will be determined based upon the selection of either a 5- or 7-year term. The Aircraft Loan includes other customary terms and conditions, including customary events of default and covenants.

On March 13, 2014, OZ Management, OZ Advisors, OZ Advisors II and one of our other subsidiaries entered into a waiver with the lender under our Aircraft Loan in order to waive any breach or violation of any provision of the Aircraft Loan documents that may result from the restatements and reclassifications discussed in Note 2 to our consolidated financial statements included in this annual report, including any defaults or events of default that might result therefrom (including by way of cross-default).

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

In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Och-Ziff Operating Group. As a result, we expect to pay to the other executive managing directors and the Ziffs approximately 78% (from 85% at the time of the 2007 Offerings) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that we actually realize as a result of such increases in tax basis. To the extent that we do not realize any cash savings, we would not be required to make corresponding payments under the tax receivable agreement.

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

As of December 31, 2013, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $780.7 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

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

Dividends and Distributions

The following table presents the cash dividends declared on our Class A Shares in the first quarter of 2014 and in the two most recent fiscal years, and the related cash distributions to our executive managing directors and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors and the Ziffs (dollars in thousands)
February 25, 2014	February 18, 2014	$1.12	$420,724
November 22, 2013	November 15, 2013	$0.25	$89,677
August 19, 2013	August 12, 2013	$0.14	$57,281
May 20, 2013	May 13, 2013	$0.28	$111,380
February 26, 2013	February 19, 2013	$0.75	$287,270
November 19, 2012	November 12, 2012	$0.12	$48,806
August 20, 2012	August 13, 2012	$0.14	$57,635
May 21, 2012	May 14, 2012	$0.10	$42,686
February 28, 2012	February 21, 2012	$0.04	$15,245

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

Additionally, RSUs outstanding accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs, which accrue additional dividend equivalents. The dividend equivalents will only be paid if the related RSUs vest and will be settled at the same time as the underlying RSUs. Our Board of Directors has the right to determine whether the RSUs and any related dividend equivalents will be settled in Class A Shares or in cash. We currently withhold shares to satisfy the tax withholding obligations related to vested RSUs and dividend equivalents held by our employees, which results in the use of cash from operations or borrowings to satisfy these tax-withholding payments.

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

Cash Flows Analysis

Operating Activities.    Net cash from operating activities was $1.1 billion, $(341.2) million and $368.4 million in 2013, 2012 and 2011, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.

The increase in net cash provided by operating activities in 2013 compared to 2012 was primarily due to the increase in incentive income in 2012 compared to 2011, partially offset by higher discretionary cash bonuses related to 2012 compared to 2011. Incentive income is collected and the related cash bonus payments are paid out during the first quarter of the following year. Also contributing to the increase were lower cash outflows related to the investment activities of the consolidated funds.

The decrease in net cash provided by operating activities in 2012 compared to 2011 was primarily due to lower incentive income in 2011 compared to 2010. Additionally, net cash from operating activities also declined due to increased cash outflows related to the investment activities of the consolidated funds.

Investing Activities.    There were no significant changes in the net cash used in investing activities, as investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.

Financing Activities.    Net cash from financing activities was $(1.0) billion, $357.4 million and $(333.9) million in 2013, 2012 and 2011, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and withholding taxes on vested RSUs. Contributions from noncontrolling interests, substantially all of which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.

We paid dividends to our Class A Shareholders of $213.9 million, $56.7 million and $104.1 million and paid distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units of $535.1 million, $159.8 million and $410.2 million in 2013, 2012 and 2011, respectively.

The increase in net cash used in financing activities in 2013 compared to 2012 was primarily due to increases in distributions on the Och-Ziff Operating Group A Units and dividends to Class A Shareholders. These increases were driven by the higher incentive income in 2012 compared to 2011, partially offset by higher discretionary cash bonuses related to 2012 compared to 2011, as discussed above in
“—Operating Activities.” Also contributing to the increase were higher cash outflows to investors in the consolidated funds.

The increase in net cash provided by financing activities in 2012 compared to net cash used in financing activities in 2011 was primarily due to a $384.5 million drawdown under the Delayed Draw Term Loan, which was used primarily to refinance the $364.6 million indebtedness outstanding under the 2007 Term Loan and the $10.7 million indebtedness outstanding under our aircraft loan. The increase in net cash from financing activities was also driven by an increase in capital contributions by fund investors into the consolidated funds (noncontrolling interests). Also driving the increase were declines in dividends and distributions to our Class A Shareholders and to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units primarily due to lower incentive income in 2011 compared to 2010, as incentive income is generally collected from our funds and paid out as dividends and distributions during the first quarter of the following year. In 2011, net cash from financing activities also included $238.8 million of proceeds from the 2011 Offering.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2014	2015 - 2016	2017 - 2018	2019 - Thereafter	Total
	(dollars in thousands)
Long-term debt	$3,827	$380,350	$-	$-	$384,177
Estimated interest on long-term debt(1)	6,776	13,368	-	-	20,144
Operating leases(2)	20,750	46,006	43,431	200,418	310,605
Tax receivable agreement(3)	43,169	102,452	113,264	521,820	780,705
Purchase obligations(4)	48,000	7,000	-	-	55,000
Total contractual obligations excluding consolidated CLOs	122,522	549,176	156,695	722,238	1,550,631
Notes payable of consolidated CLOs(5)	-	-	-	2,825,300	2,825,300
Estimated interest on notes payable of consolidated CLOs(6)	58,090	116,149	116,149	335,252	625,640
Total Contractual Obligations	$180,612	$665,325	$272,844	$3,882,790	$5,001,571

(1)	Represents the expected future interest payments on our variable-rate Delayed Draw Term Loan based on the LIBOR rate in effect as of December 31, 2013.
(2)	Presents the minimum rental payments required under various operating leases for office space and computer hardware.
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

(4)

As of December 31, 2013, we have paid $4.0 million for an option to purchase a replacement for our corporate aircraft. We have the right to terminate the option any time prior to delivery of the aircraft, which is scheduled for 2015.

(5)	Represents the obligations of our consolidated CLOs, which have no recourse to the Och-Ziff Operating Group.
(6)

Represents the expected future interest payments on the notes payable of our consolidated CLOs, assuming no prepayments will be made and debt will be held until its final stated maturity date. For notes with variable interest rates, the amounts presented are based on the LIBOR rate in effect as of December 31, 2013.

Subsequent Event

Subsequent to December 31, 2013, we entered into a secured multiple draw term loan agreement for up to $59.0 million to finance the purchase of a new corporate aircraft expected to be delivered in the first quarter of 2015. A $16.0 million borrowing was made to fund a progress payment due in February 2014, and is not included in the long-term debt amounts presented in the table above. See “—Liquidity and Capital Resources—Debt Obligations—Aircraft Credit Facility” for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

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

GAAP prioritizes the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of assets and liabilities and the specific characteristics of the assets and liabilities. Assets and liabilities with readily available, actively quoted prices (Level I) or for which fair value can be measured from actively quoted prices (Level II) generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value than those measured using pricing inputs that are unobservable in the market (Level III). See Note 4 to our consolidated financial statements included in this annual report for additional information regarding fair value measurements.

As of December 31, 2013, the absolute values of our funds’ invested assets and liabilities (excluding the notes payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 57% within Level I; approximately 15% within Level II; and approximately 28% within Level III. As of December 31, 2012, the absolute values of our funds’ invested assets and liabilities were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 16% within Level II; and approximately 36% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

Valuation of Investments.    Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants as of the measurement date. The fair value of our funds’ investments is based on observable market prices when available. Such values are generally based on the last sales price. We, as the investment manager of the Och-Ziff funds, determine the fair value of investments that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. The methods and procedures to value these investments may include, but are not limited to: (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from the issuers; (iii) calculating the present value of future cash flows; (iv) assessing other analytical data and information relating to the investment that is an indication of value; (v) obtaining information provided by third parties; and (vi) evaluating financial information provided by the management of these investments. See Note 4 to our consolidated financial statements included in this report for additional information.

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

As of December 31, 2013, the only assets and liabilities carried at fair value in our consolidated balance sheet were the investment holdings of the consolidated Och-Ziff funds and the related debt obligations of our consolidated CLOs. The majority of these assets and liabilities of the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).

The following table presents our net economic exposure to these Level III investments (assets and liabilities excluding notes payable of consolidated CLOs):

December 31, 2013
(dollars in thousands)
Level III investments (net) of consolidated Och-Ziff funds	$2,918,802
Less: Level III investments (net) for which we do not bear direct economic exposure	(2,915,079)
Net Economic Exposure to Level III Investments (net)	$3,723

Impact of Fair Value Measurement on Our Results.     A 10% change in the estimate of fair value of the investments held by our funds would generally have a 10% change in management fees in the period subsequent to the change in fair value, as management fees are charged based on the assets under management at the beginning. For certain credit and other funds, there would be no impact as management fees are generally charged based on committed capital during the original investment period and invested capital thereafter. The impact of a 10% change in the estimate of fair value of the investments held by our funds would generally have an immediate 10% impact on our incentive income if the change in fair value continues at the end of the performance measurement period, at which time incentive income is recognized, and assuming no high-water marks in effect.  For certain credit and other funds that are not consolidated, there would be no impact, as incentive income is recognized based on realized profits and when no longer subject to clawback.

For additional information regarding the impact that the fair value measurement of assets under management has on our results, please see “Part II—Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of the relationship of the holders of variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interests within a related party group is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, such as redemptions by all unaffiliated investors in any fund and modifications to fund organizational documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Additionally, management continually reconsiders whether we are a variable interest entity’s primary beneficiary who would consolidate such entity.

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

Och-Ziff Corp generated taxable income of $198.6 million in 2013 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.2 billion over the remaining 10-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported annual net losses on a GAAP basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.

To generate $2.2 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $40.6 billion as of January 1, 2014, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

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

As of December 31, 2013, we had $79.5 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $182.7 million of net operating losses available to offset future taxable income for state income tax purposes and $163.4 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of December 31, 2013, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $9.3 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to GAAP that went into effect during 2013 are expected to have an impact on our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

None of the changes to GAAP that are not yet effective are expected to have an impact on our future trends.

Economic Income Reconciliations

As discussed above, certain amounts presented below have been restated and reclassified. See “—Overview—Restatements and Reclassifications” for additional information. These adjustments did not have any impact on our Economic Income as previously reported and presented below.

Economic Income

The following tables present the reconciliations of Economic Income to our GAAP net income (loss) allocated to Class A Shareholders for the periods presented in this MD&A and in “Item 6. Selected Financial Data” of this annual report:

	Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$260,612	$1,155	$261,767
Net income allocated to the Och-Ziff Operating Group A Units	616,843	-	616,843
Equity-based compensation, net of RSUs settled in cash	120,125	-	120,125
Income taxes	95,687	-	95,687
Incentive income allocations from consolidated funds subject to clawback	(23,656)	(16,481)	(40,137)
Allocations to Och-Ziff Operating Group D Units	19,954	-	19,954
Reorganization expenses	16,087	-	16,087
Changes in tax receivable agreement liability	(8,514)	-	(8,514)
Depreciation and amortization	7,503	748	8,251
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	-	7,854	7,854
Other adjustments	(405)	1,184	779
Economic Income—Non-GAAP	$1,104,236	$(5,540)	$1,098,696

	Year Ended December 31, 2012 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net loss allocated to Class A Shareholders—GAAP	$(336,788)	$26,065	$(310,723)
Reorganization expenses	1,396,882	-	1,396,882
Net loss allocated to the Och-Ziff Operating Group A Units	(538,055)	-	(538,055)
Equity-based compensation	85,927	79	86,006
Income taxes	82,852	9	82,861
Incentive income allocations from consolidated funds subject to clawback	(6)	(36,412)	(36,418)
Changes in tax receivable agreement liability	(13,428)	-	(13,428)
Depreciation and amortization	8,611	751	9,362
Allocations to Och-Ziff Operating Group D Units	9,296	-	9,296
Other adjustments	(100)	8,431	8,331
Economic Income—Non-GAAP	$695,191	$(1,077)	$694,114

	Year Ended December 31, 2011 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(419,469)	$479	$(418,990)
Reorganization expenses	1,614,363	-	1,614,363
Net loss allocated to the Och-Ziff Operating Group A Units	(1,088,514)	-	(1,088,514)
Equity-based compensation	128,785	131	128,916
Income taxes	59,793	(212)	59,581
Changes in tax receivable agreement liability	(21,768)	-	(21,768)
Net gains on early retirement of debt	(12,494)	-	(12,494)
Depreciation and amortization	8,928	748	9,676
Allocations to Och-Ziff Operating Group D Units	2,433	-	2,433
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	600	-	600
Other adjustments	279	(310)	(31)
Economic Income—Non-GAAP	$272,936	$836	$273,772

	Year Ended December 31, 2010 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net loss allocated to Class A Shareholders—GAAP	$(264,274)	$(30,139)	$(294,413)
Reorganization expenses	1,626,988	-	1,626,988
Net loss allocated to the Och-Ziff Operating Group A Units	(950,209)	-	(950,209)
Equity-based compensation	115,184	13,553	128,737
Income taxes	39,023	2,055	41,078
Depreciation and amortization	8,329	749	9,078
Allocations to Och-Ziff Operating Group D Units	5,718	-	5,718
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,500	-	1,500
Changes in tax receivable agreement liability	(1,368)	-	(1,368)
Other adjustments	5	(356)	(351)
Economic Income—Non-GAAP	$580,896	$(14,138)	$566,758

	Year Ended December 31, 2009 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net loss allocated to Class A Shareholders—GAAP	$(254,014)	$(43,415)	$(297,429)
Reorganization expenses	1,704,753	-	1,704,753
Net loss allocated to the Och-Ziff Operating Group A Units	(1,127,729)	-	(1,127,729)
Equity-based compensation	100,705	21,756	122,461
Net earnings on deferred balances	(54,138)	-	(54,138)
Income taxes	36,846	857	37,703
Allocation of deferred balances and related taxes to Mr. Och	27,589	-	27,589
Net gains on early retirement of debt	(21,797)	-	(21,797)
Changes in tax receivable agreement liability	(19,749)	-	(19,749)
Allocation of deferred balances and related taxes to non-equity interests	19,575	-	19,575
Depreciation and amortization	7,792	749	8,541
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	6,201	-	6,201
Allocations to Och-Ziff Operating Group D Units	1,188	-	1,188
Other adjustments	(3,241)	(249)	(3,490)
Economic Income—Non-GAAP	$423,981	$(20,302)	$403,679

Economic Income Revenues

The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A and in “Item 6. Selected Financial Data” of this annual report:

	Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$545,533	$10,894	$556,427
Adjustment to management fees(1)	(10,668)	-	(10,668)
Management Fees—Economic Income Basis—Non-GAAP	534,865	10,894	545,759

Incentive income—GAAP	1,076,547	-	1,076,547
Adjustment to incentive income(2)	6,031	-	6,031
Incentive Income—Economic Income Basis—Non-GAAP	1,082,578	-	1,082,578
Other revenues(3)	2,130	20	2,150
Total Revenues—Economic Income Basis—Non-GAAP	$1,619,573	$10,914	$1,630,487

	Year Ended December 31, 2012 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$493,779	$10,616	$504,395
Adjustment to management fees(1)	(14,400)	-	(14,400)
Management Fees—Economic Income Basis—Non-GAAP	479,379	10,616	489,995

Incentive income—GAAP	595,727	-	595,727
Adjustment to incentive income(2)	4,707	-	4,707
Incentive Income—Economic Income Basis—Non-GAAP	600,434	-	600,434
Other revenues(3)	930	108	1,038
Total Revenues—Economic Income Basis—Non-GAAP	$1,080,743	$10,724	$1,091,467

	Year Ended December 31, 2011 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$486,215	$14,642	$500,857
Adjustment to management fees(1)	(14,665)	-	(14,665)
Management Fees—Economic Income Basis—Non-GAAP	471,550	14,642	486,192
Incentive income(3)	65,026	-	65,026
Other revenues(3)	1,729	529	2,258
Total Revenues—Economic Income Basis—Non-GAAP	$538,305	$15,171	$553,476

	Year Ended December 31, 2010 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$431,999	$5,817	$437,816
Adjustment to management fees(1)	(9,059)	-	(9,059)
Management Fees—Economic Income Basis—Non-GAAP	422,940	5,817	428,757
Incentive income(3)	446,228	-	446,228
Other revenues(3)	1,290	684	1,974
Total Revenues—Economic Income Basis—Non-GAAP	$870,458	$6,501	$876,959

	Year Ended December 31, 2009 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$359,979	$4,926	$364,905
Adjustment to management fees(1)	(2,462)	19	(2,443)
Management Fees—Economic Income Basis—Non-GAAP	357,517	4,945	362,462
Incentive income(3)	348,915	-	348,915
Other revenues(3)	1,447	292	1,739
Total Revenues—Economic Income Basis—Non-GAAP	$707,879	$5,237	$713,116

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

Economic Income Expenses

The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$533,347	$20,722	$554,069
Adjustment to compensation and benefits(1)	(140,079)	(7,854)	(147,933)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$393,268	$12,868	$406,136

Interest expense and general, administrative and other expenses—GAAP	$153,896	$2,989	$156,885
Adjustment to interest expense and general, administrative and other expenses(2)	(30,282)	(749)	(31,031)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$123,614	$2,240	$125,854

	Year Ended December 31, 2012 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$378,878	$10,275	$389,153
Adjustment to compensation and benefits(1)	(95,223)	(79)	(95,302)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$283,655	$10,196	$293,851

Interest expense and general, administrative and other expenses—GAAP	$120,776	$2,159	$122,935
Adjustment to interest expense and general, administrative and other expenses(2)	(18,563)	(751)	(19,314)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$102,213	$1,408	$103,621

	Year Ended December 31, 2011 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$315,327	$9,681	$325,008
Adjustment to compensation and benefits(1)	(131,752)	(131)	(131,883)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$183,575	$9,550	$193,125

Interest expense and general, administrative and other expenses—GAAP	$87,897	$4,322	$92,219
Adjustment to interest expense and general, administrative and other expenses(2)	(5,634)	(748)	(6,382)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$82,263	$3,574	$85,837

(1)

Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement. Further, expenses related to compensation and profit-sharing arrangements based on fund investment performance are recognized at the end of the relevant performance measurement period, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the respective fund. Distributions to the Och-Ziff Operating Group D Units are also excluded, as management reviews operating performance at the Och-Ziff Operating Group level, where substantially all of our operations are performed, prior to making any income allocations.

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

Other Economic Income Items

The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$1,966	$-	$1,966
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(433)	-	(433)
Net Gains on Joint Ventures—GAAP	$1,533	$-	$1,533

Net income allocated to noncontrolling interests—GAAP	$762,945	$222,878	$985,823
Adjustment to net income allocated to noncontrolling interests(2)	(762,957)	(221,532)	(984,489)
Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(12)	$1,346	$1,334

	Year Ended December 31, 2012 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures—GAAP	$385	$(111)	$274
Adjustment to net gains (losses) on investments in Och-Ziff funds and joint ventures(1)	(75)	-	(75)
Net Gains (Losses) on Joint Ventures—GAAP	$310	$(111)	$199

Net income (loss) allocated to noncontrolling interests—GAAP	$(413,299)	$151,099	$(262,200)
Adjustment to net income (loss) allocated to noncontrolling interests(2)	413,293	(151,013)	262,280
Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(6)	$86	$80

	Year Ended December 31, 2011 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$509	$123	$632
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(40)	-	(40)
Net Gains on Joint Ventures—GAAP	$469	$123	$592

Net income (loss) allocated to noncontrolling interests—GAAP	$(1,092,552)	$47,854	$(1,044,698)
Adjustment to net income (loss) allocated to noncontrolling interests(2)	1,092,552	(46,520)	1,046,032
Net Income Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$-	$1,334	$1,334

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains (losses) to be reflective of our operating performance.
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

With regards to the consolidated Och-Ziff funds, the net effect of these fair value changes primarily impacts the net gains (losses) of consolidated Och-Ziff funds in our consolidated statements of comprehensive income (loss); however, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests). We may also be entitled to a portion of these earnings through our incentive income allocation as general partner of these funds.

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our hedge funds and committed or invested capital for our real estate and certain other funds. A 10% change in the fair value of the net assets held by our funds as of December 31, 2013 and 2012, would have resulted in a change of approximately $3.6 billion and $2.9 billion, respectively, in our assets under management.

A 10% change in the fair value of the net assets held by our funds as of January 1, 2014 (the date management fees are calculated for the first quarter of 2014) would impact management fees charged on that day by approximately $14.0 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2013, would have impacted management fees charged on that day by approximately $11.3 million.

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

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of December 31, 2013 and 2012, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income (loss) allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our Delayed Draw Term Loan bears interest at rates indexed to LIBOR. We estimate that as of December 31, 2013 and 2012, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net income (loss) allocated to Class A Shareholders or Economic Income.

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of December 31, 2013 and 2012, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income (loss) allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting related to our determination not to consolidate our CLOs, our disclosure controls and procedures were not effective and were not operating at a reasonable assurance level as of December 31, 2013.

In addition, in our Form 10-K for the fiscal year ended December 31, 2012, we stated that our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of the end of that fiscal year. In connection with the filing of this annual report and with the restatement discussed in the notes to the consolidated financial statements included in this report, we re-evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, and concluded that, because of the material weakness in our internal control over financial reporting related to our determination not to consolidate our CLOs, our disclosure controls and procedures were not effective and were not operating at a reasonable assurance level as of December 31, 2012.

Notwithstanding the material weakness described below, our management, based upon the substantive work performed during the restatement process, has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with GAAP.

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

Management assessed our internal control over financial reporting as of December 31, 2013. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

In connection with our assessment of internal control over financial reporting, we identified a material weakness related to the financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to our determination not to consolidate our CLOs. Specifically, we did not have controls designed to consider the Company’s rights to receive benefits from CLOs it manages that potentially could be significant to the CLO, as the Company has the power to direct the activities of the CLOs. To correct this error, we made material adjustments to our previously issued annual and interim financial statements from the third quarter of 2012 through the third quarter of 2013.  Those adjustments consist of an increase in the assets and liabilities of consolidated Och-Ziff funds in the consolidated balance sheets, as well as an increase in the income, expenses and net gains (losses) of consolidated Och-Ziff funds in the consolidated statements of comprehensive income (loss), for each respective period.

Based on our assessment and as a result of the material weakness described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

In addition, in our Form 10-K for the fiscal year ended December 31, 2012, we stated that our management concluded that our internal control over financial reporting was effective as of the end of that fiscal year. In connection with the filing of this annual report and with the restatement discussed in the notes to the consolidated financial statements included in this report, we re-assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our re-assessment, management has concluded that, because of the material weakness described above, our internal control over financial reporting was not effective as of December 31, 2012.

We reviewed the results of management’s assessment and re-assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is set forth on the following page.

Management’s Remediation Measures

To address the material weakness described above, as of the date of this annual report, new and enhanced controls have been designed and are being implemented to properly address questions regarding the application of GAAP that require the Company to exercise a high degree of judgment that involves a high risk of misstatement. Management will dedicate significant resources to ensuring that we take proper steps to remediate and monitor our response to the material weakness in our internal control over financial reporting and our disclosure controls and procedures. These controls include providing our in-house accounting personnel with additional research and subject matter training to ensure the correct application of accounting guidance to significant interpretive questions.

We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. We will continue to monitor the operation of these controls and may implement further enhanced controls over fund consolidation policies as appropriate.

Changes in Internal Control over Financial Reporting

We have begun the implementation of the remedial actions described above. However, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm on Effectiveness

of Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC

We have audited Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Och-Ziff Capital Management Group LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not have controls designed to consider the Company’s rights to receive benefits from CLOs it manages that potentially could be significant to the CLO, as the Company has the power to direct the activities of the CLOs. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Och-Ziff Capital Management Group LLC as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated March 18, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Och-Ziff Capital Management Group LLC has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

New York, New York

March 18, 2014

PART III

The information required to be disclosed in this Part III will be included in the definitive proxy statement for our 2014 annual meeting of shareholders, which we refer to as the “Proxy Statement,” and is incorporated into this Part III by reference as indicated below.

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

We have adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Our Code of Business Conduct and Ethics is posted in the “Class A Shareholders” section of our website (www.ozcap.com). We will provide printed copies of our code free of charge on written request to us at Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. We intend to disclose any amendments to, or waivers from, provisions of our code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing in similar functions, on our website promptly following the date of such amendment or waiver.

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

Dated: March 18, 2014

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Och	Chief Executive Officer, Executive Managing Director, Chairman of the Board of Directors (Principal Executive Officer)	March 18, 2014
Daniel S. Och

/s/ Joel M. Frank	Chief Financial Officer, Senior Chief Operating Officer, Executive Managing Director, Director (Principal Financial Officer and Principal Accounting Officer)	March 18, 2014
Joel M. Frank

/s/ David Windreich	Executive Managing Director and Director	March 18, 2014
David Windreich

/s/ Allan S. Bufferd	Director	March 18, 2014
Allan S. Bufferd

/s/ J. Barry Griswell	Director	March 18, 2014
J. Barry Griswell

/s/ Jerome P. Kenney	Director	March 18, 2014
Jerome P. Kenney

/s/ Georganne C. Proctor	Director	March 18, 2014
Georganne C. Proctor

Exhibit Index

Exhibit No.	Description

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

Exhibit No.	Description
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

10.19*+	Form of Independent Directors Award Agreement, amended as of November 1, 2013.

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

10.22

Partner Agreement between OZ Advisors LP and Jeffrey C. Blockinger, dated as of February 27, 2012, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 2, 2012.

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

10.31

Amendment to Amended and Restated Exchange Agreement, dated as of August 1, 2012, by and among Och- Ziff Capital Management Group LLC, Och-Ziff Corp., Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners and Class B Shareholders, dated as of November 14, 2012, incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013.

10.32+	The Och-Ziff Capital Management Group LLC 2013 Incentive Plan, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2013.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract, compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC

We have audited the accompanying consolidated balance sheets of Och-Ziff Capital Management Group LLC (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Och-Ziff Capital Management Group LLC at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the 2012 consolidated financial statements have been restated to correct errors relating to the consolidation of CLOs that the Company manages and the deferral of incentive income allocations from the consolidated Och-Ziff funds.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March18, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 18, 2014

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012 (Restated)
	(dollars in thousands)
Assets
Cash and cash equivalents	$189,974	$162,485
Income and fees receivable	942,589	591,951
Due from related parties	5,314	3,147
Deferred income tax assets	934,658	917,101
Other assets, net	85,550	72,238
Assets of consolidated Och-Ziff funds:
Investments, at fair value	4,608,418	2,779,458
Other assets of Och-Ziff funds	102,771	71,296
Total Assets	$6,869,274	$4,597,676

Liabilities and Shareholders' Equity
Liabilities
Due to related parties	$782,667	$741,766
Debt obligations	384,177	388,043
Compensation payable	307,495	210,055
Other liabilities	60,933	40,535
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	2,763,977	1,061,545
Securities sold under agreements to repurchase	257,691	223,543
Other liabilities of Och-Ziff funds	20,727	12,008
Total Liabilities	4,577,667	2,677,495

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interests (Note 3)	76,583	8,692

Shareholders' Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 169,641,610 and 147,689,919 shares issued and outstanding as of December 31, 2013 and 2012, respectively	-	-
Class B Shares, no par value, 750,000,000 shares authorized, 301,884,116 and 281,886,394 shares issued and outstanding as of December 31, 2013 and 2012, respectively	-	-
Paid-in capital	2,958,324	2,900,247
Appropriated retained earnings (deficit)	12,872	(3,627)
Accumulated deficit	(3,104,917)	(3,145,541)
Shareholders' deficit attributable to Class A Shareholders	(133,721)	(248,921)
Shareholders' equity attributable to noncontrolling interests	2,348,745	2,160,410
Total Shareholders' Equity	2,215,024	1,911,489
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$6,869,274	$4,597,676

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)
	(dollars in thousands)
Revenues
Management fees	$556,427	$504,395	$500,857
Incentive income	1,076,547	595,727	65,026
Other revenues	2,150	1,038	2,258
Income of consolidated Och-Ziff funds	260,799	125,442	48,283
Total Revenues	1,895,923	1,226,602	616,424

Expenses
Compensation and benefits	554,069	389,153	325,008
Reorganization expenses	16,087	1,396,882	1,614,363
Interest expense	7,011	6,062	7,102
General, administrative and other	149,874	116,873	85,117
Expenses of consolidated Och-Ziff funds	99,838	18,986	8,723
Total Expenses	826,879	1,927,956	2,040,313

Other Income
Net gains on investments in Och-Ziff funds and joint ventures	1,966	274	632
Net gains on early retirement of debt	-	-	12,494
Net gains of consolidated Och-Ziff funds	280,502	212,710	6,656
Total Other Income	282,468	212,984	19,782

Income (Loss) Before Income Taxes	1,351,512	(488,370)	(1,404,107)
Income taxes	95,687	82,861	59,581
Consolidated Net Income (Loss)	1,255,825	(571,231)	(1,463,688)

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustment	-	229	5
Total Comprehensive Income (Loss)	$1,255,825	$(571,002)	$(1,463,683)

Allocation of Consolidated Net Income (Loss)
Class A Shareholders	$261,767	$(310,723)	$(418,990)
Noncontrolling interests	985,823	(262,200)	(1,044,698)
Redeemable noncontrolling interests	8,235	1,692	-
	$1,255,825	$(571,231)	$(1,463,688)

Allocation of Total Comprehensive Income (Loss)
Class A Shareholders	$261,767	$(310,674)	$(418,989)
Noncontrolling interests	985,823	(262,020)	(1,044,694)
Redeemable noncontrolling interests	8,235	1,692	-
	$1,255,825	$(571,002)	$(1,463,683)

Earnings (Loss) Per Class A Share
Basic	$1.68	$(2.17)	$(4.07)
Diluted	$1.62	$(2.17)	$(4.07)

Weighted-Average Class A Shares Outstanding
Basic	155,994,389	142,970,660	102,848,812
Diluted	468,442,690	142,970,660	102,848,812

Dividends Paid per Class A Share	$1.42	$0.40	$1.07
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(RESTATED)

	Och-Ziff Capital Management Group LLC Shareholders
					Accumulated Other Comprehensive Loss
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests		Total Shareholders' Equity
			(dollars in thousands)
As of December 31, 2010 (Previously Reported)	94,742,187	274,666,921	$1,899,025	$(2,250,530)	$(50)	$(351,555)	$779,192		$427,637
Impacts of restatements (See Note 2)	-	-	-	-	-	-	19,618		19,618
As of December 31, 2010 (Restated)	94,742,187	274,666,921	1,899,025	(2,250,530)	(50)	(351,555)	798,810		447,255
Capital contributions	-	-	-	-	-	-	296,361		296,361
Capital distributions	-	-	-	-	-	-	(489,776)		(489,776)
Cash dividends declared on Class A Shares	-	-	-	(104,100)	-	(104,100)	-		(104,100)
Dividend equivalents on Class A restricted share units	-	-	2,754	(2,754)	-	-	-	(1)	-
Equity-based compensation	6,154,567	1,650,000	22,904	-	-	22,904	81,309		104,213
Issuance of Class A Shares in 2011 Offering, net of issuance costs	33,333,333	-	63,898	-	-	63,898	173,103		237,001
Och-Ziff Operating Group A Unit exchanges (See Note 3)	5,111,878	(2,030,913)	2,691	-	-	2,691	10,592		13,283
Contribution of right to future payments under tax receivable agreement (See Note 15)	-	-	723	-	-	723	3,480		4,203
Acquisition of noncontrolling interests	-	-	(5)	-	-	(5)	(15)		(20)
Impact of amortization of Reorganization charges on capital	-	-	427,297	-	-	427,297	1,187,066		1,614,363
Total comprehensive loss	-	-	-	(418,990)	1	(418,989)	(1,044,694)		(1,463,683)
As of December 31, 2011	139,341,965	274,286,008	$2,419,287	$(2,776,374)	$(49)	$(357,136)	$1,016,236		$659,100

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — (Continued)

(RESTATED)

	Och-Ziff Capital Management Group LLC Shareholders
						Accumulated Other Comprehensive Loss
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Deficit	Accumulated Deficit	Foreign Currency Translation Adjustment	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests		Total Shareholders' Equity
			(dollars in thousands)
As of December 31, 2011	139,341,965	274,286,008	$2,419,287	$-	$(2,776,374)	$(49)	$(357,136)	$1,016,236		$659,100
Capital contributions	-	-	-	-	-	-	-	716,091		716,091
Capital distributions	-	-	-	-	-	-	-	(301,579)		(301,579)
Cash dividends declared on Class A Shares	-	-	-	-	(56,670)	-	(56,670)	-		(56,670)
Dividend equivalents on Class A restricted share units	-	-	1,774	-	(1,774)	-	-	-	(1)	-
Equity-based compensation	3,681,460	7,600,386	23,733	-	-	-	23,733	51,367		75,100
Och-Ziff Operating Group A Unit exchanges (See Note 3)	4,666,494	-	1,898	-	-	-	1,898	1,029		2,927
Acquisition of noncontrolling interests	-	-	(13)	-	-	-	(13)	(45)		(58)
Consolidation of joint venture	-	-	-	-	-	-	-	304		304
Initial consolidation of CLOs	-	-	-	(7,914)	-	-	(7,914)	-		(7,914)
Allocation of income of consolidated CLOs	-	-	-	4,287	-	-	4,287	(4,287)		-
Impact of amortization of Reorganization charges on capital	-	-	453,568	-	-	-	453,568	943,314		1,396,882
Total comprehensive loss (excludes $1,692 allocated to redeemable noncontrolling interests)	-	-	-	-	(310,723)	49	(310,674)	(262,020)		(572,694)
As of December 31, 2012	147,689,919	281,886,394	$2,900,247	$(3,627)	$(3,145,541)	$-	$(248,921)	$2,160,410		$1,911,489

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — (Continued)

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Earnings (Deficit)	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests		Total Shareholders' Equity
			(dollars in thousands)
As of December 31, 2012 (Restated)	147,689,919	281,886,394	$2,900,247	$(3,627)	$(3,145,541)	$(248,921)	$2,160,410		$1,911,489
Capital contributions	-	-	-	-	-	-	341,447		341,447
Capital distributions	-	-	-	-	-	-	(1,180,875)		(1,180,875)
Cash dividends declared on Class A Shares	-	-	-	-	(213,909)	(213,909)	-		(213,909)
Dividend equivalents on Class A restricted share units	-	-	7,234	-	(7,234)	-	-	(1)	-
Equity-based compensation	4,951,691	19,997,722	38,143	-	-	38,143	65,990		104,133
Och-Ziff Operating Group A Unit exchanges (See Note 3)	17,000,000	-	9,885	-	-	9,885	3,753		13,638
Acquisition of noncontrolling interests	-	-	(2,630)	-	-	(2,630)	2,630		-
Initial consolidation of CLOs	-	-	-	(24,576)	-	(24,576)	-		(24,576)
Allocation of income of consolidated CLOs	-	-	-	41,075	-	41,075	(41,075)		-
Impact of amortization of Reorganization charges on capital	-	-	5,445	-	-	5,445	10,642		16,087
Total comprehensive income (excludes $8,235 allocated to redeemable noncontrolling interests)	-	-	-	-	261,767	261,767	985,823		1,247,590
As of December 31, 2013	169,641,610	301,884,116	$2,958,324	$12,872	$(3,104,917)	$(133,721)	$2,348,745		$2,215,024
(1)

The dividend equivalents on Class A restricted share units impacted noncontrolling interests by increasing the paid-in capital component and a corresponding offsetting increase in the accumulated deficit component of noncontrolling interests, each by $14.3 million, $3.7 million and $8.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income (loss)	$1,255,825	$(571,231)	$(1,463,688)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Reorganization expenses	16,087	1,396,882	1,614,363
Amortization of equity-based compensation	133,832	86,006	128,916
Depreciation and amortization	8,251	9,362	9,676
Net gains on early retirement of debt	-	-	(12,494)
Deferred income taxes	78,961	68,203	46,195
Operating cash flows due to changes in:
Income and fees receivable	(350,638)	(517,571)	388,180
Due from related parties	(2,167)	(854)	(533)
Other assets, net	(17,957)	3,042	(2,259)
Due to related parties	(36,386)	(33,875)	(37,347)
Compensation payable	97,440	102,671	(41,289)
Other liabilities	15,383	7,905	(8,820)
Consolidated Och-Ziff funds related items:
Realized (gains) losses of consolidated Och-Ziff funds	(238,783)	2,836	(12,914)
Change in unrealized (gains) losses of consolidated Och-Ziff funds	(11,604)	(225,510)	6,258
Change in unrealized (gains) losses of notes payables of consolidated CLOs	(30,115)	9,964	-
Purchases of investments	(3,218,982)	(1,855,599)	(497,706)
Proceeds from sale of investments	2,979,785	802,568	194,576
Other assets of consolidated Och-Ziff funds	337,213	241,823	(22,148)
Securities sold under agreements to repurchase	34,148	121,980	78,083
Other liabilities of consolidated Och-Ziff funds	8,626	10,221	1,393
Net Cash Provided by (Used in) Operating Activities	1,058,919	(341,177)	368,442
Cash Flows from Investing Activities
Other, net	(4,041)	(2,798)	(3,132)
Net Cash Used in Investing Activities	(4,041)	(2,798)	(3,132)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	401,103	723,091	292,400
Distributions to noncontrolling and redeemable noncontrolling interests	(1,180,875)	(301,579)	(489,386)
Proceeds from issuance of Class A Shares in 2011 Offering	-	-	238,750
Proceeds from Delayed Draw Term Loan	-	384,500	6,500
Repayments of debt obligations	(3,866)	(380,142)	(249,595)
Dividends on Class A Shares	(213,909)	(56,670)	(104,100)
Withholding taxes paid on vested Class A restricted share units	(21,845)	(10,907)	(22,906)
RSUs settled in cash	(13,707)	-	-
Other, net	5,710	(844)	(5,539)
Net Cash Provided by (Used in) Financing Activities	(1,027,389)	357,449	(333,876)
Net Change in Cash and Cash Equivalents	27,489	13,474	31,434
Cash and Cash Equivalents, Beginning of Period	162,485	149,011	117,577
Cash and Cash Equivalents, End of Period	$189,974	$162,485	$149,011

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)
	(dollars in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$6,739	$5,621	$6,559
Income taxes	15,476	11,867	22,680
Non-cash transactions:
Assets related to the initial consolidation of CLOs	$1,708,064	$1,043,914	$-
Liabilities related to the initial consolidation of CLOs	1,732,640	1,051,828	-
In-kind distribution of deferred balances	-	-	2,892
Capital lease additions	-	-	2,471

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

References to the Company’s “executive managing directors” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively with their consolidated subsidiaries, the “Och-Ziff Operating Group”) other than the Ziffs and the Company’s intermediate holding companies, including the Company’s founder, Mr. Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. The Company conducts substantially all of its operations through the Och-Ziff Operating Group. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons. References to the Company’s “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation (“Och-Ziff Corp”) and Och-Ziff Holding LLC, both of which are wholly owned subsidiaries of the Registrant.

Class A Share Offerings

In November 2007, the Company completed its initial public offering (“IPO”) of 36,000,000 Class A Shares and a private offering of 38,138,571 million Class A Shares to DIC Sahir, a wholly owned subsidiary of Dubai International Capital LLC (collectively, the “2007 Offerings”). The Company used the net proceeds from the 2007 Offerings to acquire a 19.2% interest in the Och-Ziff Operating Group from the Company’s executive managing directors and the Ziffs, who collectively held all of the interests in the Och-Ziff Operating Group prior to the 2007 Offerings. As of December 31, 2013, the Company’s interest in the Och-Ziff Operating Group had increased to approximately 35.9%. See Note 3 for additional information regarding changes in the Company’s interest in the Och-Ziff Operating Group.

In November 2011, the Company completed a public offering of 33,333,333 million Class A Shares (the “2011 Offering”) for $7.50 per share, which resulted in net proceeds of $238.7 million. The Company incurred $1.7 million of expenses in connection with the 2011 Offering. The Company used the net proceeds from the 2011 Offering to repurchase and retire a portion of the indebtedness outstanding under the term loan entered into in July 2007 (the “2007 Term Loan”). See Note 9 for additional information.

Reorganization

Prior to the 2007 Offerings, the Company completed a reorganization of its business (the “Reorganization”). As part of the Reorganization, Mr. Och’s equity interests, the other executive managing directors’ non-equity interests and the Ziffs’ profit sharing interests were reclassified as Och-Ziff Operating Group A Units. As a result of these reclassifications, the Company incurred significant non-cash Reorganization expenses. See Note 10 for additional information regarding these Reorganization expenses.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

•

Class B Shares—Class B Shares are held by the Company’s executive managing directors. These shares are not publicly traded but rather entitle the executive managing directors to one vote per share on matters submitted to a vote of shareholders. These shares do not participate in the earnings of the Registrant, as the executive managing directors participate in the related economics of the Och-Ziff Operating Group through their direct ownership of Och-Ziff Operating Group A Units as discussed below. The executive managing directors granted to the Class B Shareholder Committee, currently consisting solely of Mr. Och, an irrevocable proxy to vote their Class B Shares in concert. The Ziffs do not hold any Class B Shares.

The Company conducts substantially all of its operations through the Och-Ziff Operating Group. The following Och-Ziff Operating Group Units represent all of the equity interests of the Och-Ziff Operating Group:

•

Och-Ziff Operating Group A Units—The Och-Ziff Operating Group A Units are held by the Company’s executive managing directors and the Ziffs. Once vested, these units may be exchanged on a one-to-one basis for Class A Shares, subject to minimum ownership requirements and transfer restrictions.

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

The Company has also issued Och-Ziff Operating Group D Units to executive managing directors subsequent to the IPO. Och-Ziff Operating Group D Units are not considered equity for GAAP purposes, and therefore distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive income (loss). Och-Ziff Operating Group D Units receive distributions on a pro rata basis with the Och-Ziff Operating Group A Units and the Och-Ziff Operating Group B Units. An Och-Ziff Operating Group D Unit converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. As of December 31, 2013, the Och-Ziff Operating Group D Units represented a 2.3% interest in the Och-Ziff Operating Group.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation.

Restatements

Following a periodic review performed by the staff of the U.S. Securities and Exchange Commission (the “Staff”), the Company determined that it will correct an error related to the consolidation of the CLOs it manages. The Company launched its first CLO in the third quarter of 2012.  Consolidating the CLOs has resulted in material adjustments to the Company’s previously issued annual and interim financial statements from the third quarter of 2012 through the third quarter of 2013.  The consolidation of these CLOs resulted in an increase in the assets and liabilities of consolidated Och-Ziff funds in the consolidated balance sheets for these periods, as well as an increase in the income, expenses and net gains of consolidated Och-Ziff funds in the consolidated statements of comprehensive income (loss), but did not impact net income (loss) allocated to Class A Shareholders.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

In addition, the Company corrected an error related to the treatment of the previously deferred incentive income allocations from the consolidated Och-Ziff funds that remained subject to clawback, to the extent there are future losses. The Company determined that such amounts are allocable to the Company and to noncontrolling interests based on the contractual terms of the relevant fund documents rather than deferring these amounts until clawback contingencies are resolved. To correct the error, for the years ended December 31, 2012 and 2011, the Company adjusted previously reported amounts from change in deferred income of consolidated Och-Ziff funds in the statements of comprehensive income (loss) to consolidated net income (loss) allocated to noncontrolling interests and consolidated net income (loss) allocated to Class A Shareholders. These adjustments also resulted in a change to the previously reported earnings per share information for the year ended December 31, 2012. The Company also adjusted the previously reported related deferred income of consolidated Och-Ziff funds liability from other liabilities in the consolidated balance sheets to shareholders’ equity attributable to noncontrolling interests and shareholders’ deficit attributable to Class A Shareholders.

The tables below present the effect of these adjustments on the affected line items in the Company’s consolidated balance sheet and statements of comprehensive income (loss) as reported in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In addition, included within the adjustments presented in the table below is the reclassification from noncontrolling interests to redeemable noncontrolling interests discussed in “—Reclassifications.”

Consolidated Balance Sheet

	December 31, 2012
	Previously Reported	Adjustments	Restated
	(dollars in thousands)
Income and fees receivable	$593,504	$(1,553)	$591,951
Deferred income tax assets	920,877	(3,776)	917,101
Assets of consolidated Och-Ziff funds:
Investments, at fair value	1,744,626	1,034,832	2,779,458
Other assets of Och-Ziff funds	38,188	33,108	71,296
Total assets	3,535,065	1,062,611	4,597,676

Due to related parties	741,773	(7)	741,766
Other liabilities	119,529	(78,994)	40,535
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	-	1,061,545	1,061,545
Other liabilities of Och-Ziff funds	3,538	8,470	12,008
Total liabilities	1,686,481	991,014	2,677,495

Redeemable noncontrolling interests	-	8,692	8,692

Paid-in capital	2,900,109	138	2,900,247
Appropriated retained earnings (deficit)	-	(3,627)	(3,627)
Accumulated deficit	(3,150,644)	5,103	(3,145,541)
Shareholders' deficit attributable to Class A Shareholders	(250,535)	1,614	(248,921)
Shareholders' equity attributable to noncontrolling interests	2,099,119	61,291	2,160,410
Total shareholders' equity	1,848,584	62,905	1,911,489
Total liabilities, redeemable noncontrolling interests and shareholders' equity	3,535,065	1,062,611	4,597,676

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Consolidated Statements of Operations

	Year Ended December 31, 2012
	Previously Reported	Adjustments	Restated
	(dollars in thousands)
Management fees	$505,948	$(1,553)	$504,395
Income of consolidated Och-Ziff funds	108,684	16,758	125,442
General, administrative and other	116,880	(7)	116,873
Expenses of consolidated Och-Ziff funds	10,440	8,546	18,986
Change in deferred income of consolidated Och-Ziff funds	(52,256)	52,256	-
Net gains of consolidated Och-Ziff funds	215,081	(2,371)	212,710
Income taxes	79,085	3,776	82,861
Consolidated net loss	(624,006)	52,775	(571,231)
Total comprehensive loss	(623,777)	52,775	(571,002)

Allocation of Consolidated Net Income (Loss)
Class A Shareholders	(315,826)	5,103	(310,723)
Noncontrolling interests	(308,180)	45,980	(262,200)
Redeemable noncontrolling interests	-	1,692	1,692

Allocation of Total Comprehensive Income (Loss)
Class A Shareholders	(315,777)	5,103	(310,674)
Noncontrolling interests	(308,000)	45,980	(262,020)
Redeemable noncontrolling interests	-	1,692	1,692

Earnings (Loss) Per Class A Share
Basic	$(2.21)	$0.04	$(2.17)
Diluted	$(2.21)	$0.04	$(2.17)

	Year Ended December 31, 2011
	Previously Reported	Adjustments	Restated
	(dollars in thousands)
Change in deferred income of consolidated Och-Ziff funds	$(7,117)	$7,117	$-
Consolidated net loss	(1,470,805)	7,117	(1,463,688)
Total comprehensive loss	(1,470,800)	7,117	(1,463,683)
Allocation of consolidated net loss to noncontrolling interests	(1,051,815)	7,117	(1,044,698)
Allocation of total comprehensive loss to noncontrolling interests	(1,051,811)	7,117	(1,044,694)

There were no changes to the previously reported net cash flows from operating, investing and financing activities resulting from the restatements, as the financing cash flows related to the consolidation of the CLOs occurred prior to consolidation. See non-cash disclosures in the consolidated statements of cash flows for additional information.

Reclassifications

The Company consolidates a credit hedge fund that allows fund investors to redeem their interests upon the expiration of a lockup period. These interests were deemed immaterial for separate presentation as redeemable noncontrolling interests in 2012, and therefore were included within noncontrolling interests in the consolidated balance sheets and statements of comprehensive income (loss).  Due to growth in this consolidated fund in 2013, the Company started to report these interests separately in the consolidated balance sheets and statements of comprehensive income (loss).  As a result, the Company has reclassified the 2012 amounts to conform to the current period presentation.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Consolidation Policies

The consolidated financial statements include the accounts of the Registrant and entities in which it, directly or indirectly, is determined to have a controlling financial interest under the following set of guidelines:

•

Variable Interest Entities (“VIEs”)—The Company determines whether, if by design, an entity has equity investors who lack the characteristics of a controlling financial interest or does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. As substantially all of the funds managed by the Company qualify for the deferral under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds, the primary beneficiary of the funds the Company manages that are determined to be VIEs is the party that absorbs a majority of the VIEs’ expected losses or receives a majority of the expected residual returns as a result of holding variable interests. The Company’s CLOs and a certain joint venture are VIEs and do not qualify for the deferral under ASU 2010-10. Therefore, the primary beneficiary of these entities is the party that (i) has the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity.

•

Voting Interest Entities (“VOEs”)—For entities that are not VIEs, the Company consolidates those entities in which it has an equity investment of greater than 50% and has control over significant operating, financial and investing decisions of the entity. Additionally, the Company consolidates partnerships in which the Company is a substantive, controlling general partner and the limited partners have no substantive rights to participate in the ongoing governance and operating activities.

The Company’s funds are typically organized using a “master-feeder” structure. Fund investors, including the Company’s executive managing directors, employees and other related parties to the extent they invest in a given fund, invest directly into the feeder funds. These feeder funds are typically limited partnerships or limited companies that hold direct or indirect interests in a master fund. The master fund, together with its subsidiaries, is the primary investment vehicle for its feeder funds. The Company generally collects its management fees and incentive income from the feeder funds or wholly owned subsidiaries of the feeder funds (“intermediate funds”), and does not collect any management fees or incentive income directly from the master funds. However, the Company also organizes certain funds (e.g. its real estate funds and certain credit funds) without the use of a master-feeder structure. These are typically organized as limited partnerships, in which the Company is the general partner and collects management fees and incentive income directly from these entities; however, for the real estate funds the Company collects management fees directly from the funds’ investors.

The determination of whether a fund is a VIE or a VOE is based on the facts and circumstances for each individual fund in accordance with the guidelines described above.

Funds that are VIEs

Funds that the Company has determined to be VIEs are generally limited partnerships in which the Company serves as general partner but lacks a substantive equity investment and fund investors (i.e. the limited partners) do not have the substantive ability to remove the Company as general partner. In addition, limited companies in which the Company is the investment manager with decision-making rights and fund investors (i.e. the limited company shareholders) lack the substantive ability to remove the Company as the decision maker by a simple majority vote of the unrelated shareholders of the respective fund are also VIEs. As a result, the fund investors are deemed to lack the characteristics of a controlling financial interest, and therefore, the entity is a VIE. In addition, the lack of removal rights results in the Company’s management fees and incentive income being considered a variable interest when determining the primary beneficiary of a VIE. Finally, the Company’s CLOs are also VIEs since they lack sufficient equity at risk to finance their expected activities without additional subordinated financial support from other parties, as these entities are financed through senior and subordinated notes.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The following types of funds are generally VIEs and not consolidated by the Company: (i) master funds, where the Company lacks a variable interest. In these cases, the Company has no direct interest in the master fund. All management fees and incentive income related to these funds are collected from the related but separate feeder funds; (ii) intermediate funds, where the Company’s only variable interest in these entities is limited to the collection of management fees and incentive income. The majority of the expected losses and returns of these VIEs, which are subject to the deferral discussed above, flow through to the related feeder funds that wholly own these intermediate funds; and (iii) other funds, where the Company’s only interest is limited to the collection of management fees and incentive income. The majority of the expected losses and returns of these VIEs, which are subject to the deferral discussed above, flow through to a single investor.

The types of funds that are VIEs and consolidated by the Company generally include certain real estate and credit funds that qualify for the deferral above, and in which the following factors are present: (i) the Company does not have a substantive equity investment; (ii) fund investors lack substantive rights to remove the Company as general partner; (iii) investors in these funds are related parties of the Company, and therefore their interests when combined with the Company results in the Company and its related party group absorbing the majority of the expected losses and returns of these VIEs (these related parties include the Company’s executive managing directors, as well as fund investors who lack the ability to redeem their investments without the Company’s consent); and (iv) no single investor is expected to absorb a majority of the economics of the entity. Additionally, the Company consolidates the CLOs it manages, which do not qualify for the deferral discussed above. The Company has the power to direct the activities of each CLO that most significantly impact the CLO’s economic performance, and the Company has the right to receive benefits from the CLO in the form of management fees and incentive income that could potentially be significant to the CLO. See Note 6 for additional information regarding the Company’s CLOs.

Funds that are VOEs

Funds that the Company has determined to be VOEs are generally limited partnerships in which the Company or its executive managing directors have a substantive equity investment in the entity, or in which fund investors (i.e. the limited partners) have the substantive ability to remove the Company as general partner by a simple majority vote of the unrelated investors of the respective fund. Limited companies in which the Company is the investment manager with decision-making rights and the fund investors (i.e. the limited company shareholders) have the substantive ability to remove the Company as decision maker by a simple majority vote of the unrelated investors of the respective fund are also VOEs. As a result, the fund investors are deemed to have the characteristics of a controlling financial interest, and therefore, the entity is a VOE.

The types of funds that are VOEs and not consolidated by the Company are generally the feeder funds for the Company’s multi-strategy funds, as fund investors in these entities have been granted substantive removal rights.

The types of funds that are VOEs and consolidated by the Company include certain real estate and credit funds in which the Company has a substantive equity investment and fund investors lack substantive removal rights.

Allocations of Och-Ziff Operating Group Earnings (Losses) and Capital

Earnings (losses) of the Och-Ziff Operating Group are allocated on a pro rata basis between the Och-Ziff Operating Group A Units, which interests are reflected within net income (loss) allocated to noncontrolling interests, and Och-Ziff Operating Group B Units, which interests are reflected within net income (loss) allocated to Class A Shareholders, in the consolidated statements of comprehensive income (loss).

Paid-in capital of the Och-Ziff Operating Group is allocated pro rata between the Och-Ziff Operating Group A Units, which interest is reflected within noncontrolling interests, and Och-Ziff Operating Group B Units, which interest is reflected within the Company’s paid-in capital, in the consolidated balance sheets. As a result, increases in the Och-Ziff Operating Group’s paid-in capital resulting from the amortization of equity-based compensation and Reorganization expenses is allocated pro rata between noncontrolling interests and the Company’s paid-in capital.

See Note 3 for additional information regarding the Company’s interest in the Och-Ziff Operating Group.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Noncontrolling Interests and Appropriated Retained Earnings (Deficit)

In addition to the executive managing directors’ and the Ziff’s interests in the Och-Ziff Operating Group discussed above, the Company also consolidates certain funds in which noncontrolling interests are present. The Company generally has little or no direct ownership in these funds. Amounts relating to fund investors’ interests in these funds are presented as noncontrolling interests in the consolidated balance sheets.  Allocations of profits and losses to these interests are reflected within net income (loss) allocated to noncontrolling interests in the consolidated statements of comprehensive income (loss). Investors in these funds presented within noncontrolling interests are generally not able to redeem their interests until the fund liquidates or is otherwise wound-up.

Additionally, the Company consolidates a credit-focused hedge fund that it manages, wherein investors are able to redeem their interests after an initial lock-up period of one to three years. Amounts relating to these fund investors’ interests in the fund are presented as redeemable noncontrolling interests in the consolidated balance sheets.  Allocations of profits and losses to these interests are reflected within net income (loss) allocated to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss).

Upon initial consolidation of a CLO, the Company has elected the fair value option for the notes payable of the consolidated CLOs. The recognition of the initial difference between the fair value of assets and liabilities of consolidated CLOs is treated as an adjustment to appropriated retained earnings (deficit). Net changes in the fair value of consolidated CLO assets and liabilities and related income and expenses are allocated to noncontrolling interests in the statements of comprehensive income (loss). These allocations are then reclassified from noncontrolling interests to appropriated retained earnings (deficit) in the consolidated balance sheets. Such amounts are reclassified since the holders of each CLO’s beneficial interests, as opposed to the Company, receive the benefits or absorb the losses of the CLO’s assets.

See Note 3 for additional information regarding noncontrolling interests.

Revenue Recognition Policies

The Company has two principal sources of revenues: management fees and incentive income. These revenues are derived from the Company’s agreements with the Och-Ziff funds. The agreements are automatically renewed on an annual basis unless the agreements are terminated by the general partner or directors of the respective funds. Certain investments held by employees, executive managing directors and other related parties in the Och-Ziff funds are not subject to management fees or incentive income charges. See Note 14 for additional information regarding these waived fees.

Management Fees

Management fees for the Company’s hedge funds typically range from 1.5% to 2.5% annually of assets under management in these funds. For the Company’s credit funds and real estate funds, management fees typically range from 0.75% to 1.5% annually based on either the net asset value of these funds or on the amount of capital committed to these platforms by its fund investors. Management fees for the Company’s CLOs are generally 0.50% based on the par value of the collateral and cash held in the CLOs.

Management fees are recognized over the period during which the related services are performed. Management fees are generally calculated and paid to the Company on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in the Company’s management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions.

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

For funds that the Company consolidates, including its real estate funds, certain credit funds and certain other funds, incentive income is recognized by allocating a portion of the net income of the consolidated Och-Ziff funds to the Company rather than to the fund investors (noncontrolling interests). Incentive income allocated to the Company is not reflected as incentive income in consolidated revenues, as these amounts are eliminated in consolidation. The allocation of incentive income to the Company is based on the contractual

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

terms of the relevant fund agreements. As a result, the Company may recognize earnings related to its incentive income allocation from the consolidated Och-Ziff funds prior to the end of their respective performance measurement periods, and therefore it may recognize earnings that are subject to clawback to the extent a consolidated fund generates subsequent losses.

For the funds that the Company does not consolidate, incentive income is not recognized until the end of the applicable performance measurement period when the amounts are contractually payable, or “crystallized.” Additionally, all of the Company’s hedge funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning the Company will not be able to earn incentive income with respect to positive investment performance generated for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. The Company earns incentive income on any net profits in excess of the high-water mark.

The performance measurement period for most of the Company’s assets under management is on a calendar-year basis, and therefore incentive income is generally crystallized annually on December 31. The Company may also recognize incentive income related to fund investor redemptions at other times during the year. Additionally, the Company may recognize a material amount of incentive income during the year related to assets subject to three-year performance measurement periods for which the measurement period has expired (including the rollover of a portion of these assets into one-year measurement periods upon the conclusion of the initial three-year measurement period), as well as assets in certain of its credit funds and certain other funds it manages, which typically have measurement periods beyond one year. The Company may also recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to the Company to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be recognized until the end of the relevant performance measurement period (if at all).

As of December 31, 2013, the performance measurement periods with respect to approximately $10.6 billion, or 26.4%, of the Company’s assets under management were longer than one year. These assets under management include assets subject to three-year performance measurement periods in the OZ Master Fund and other multi-strategy funds, as well as assets in the Company’s credit funds, CLOs, real estate funds and other alternative investment vehicles it manages. Incentive income related to these assets is based on the cumulative investment performance over a specified measurement period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. The Company’s ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby the Company does not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, the Company may receive a preferential “catch-up” allocation, resulting in a potential recognition to the Company of a full 20% of the net profits attributable to investors in these assets.

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

Compensation and Benefits

Compensation and benefits is comprised of salaries, benefits, payroll taxes, and discretionary and guaranteed cash bonus expense. The Company generally recognizes compensation and benefits expenses over the related service period. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising a significant portion of total compensation and benefits. These cash bonuses are based on total annual revenues, which are significantly influenced by the amount of incentive income the Company earns in the year. Annual discretionary cash bonuses are generally determined and expensed in the fourth quarter each year.

Och-Ziff Operating Group D Units

The Och-Ziff Operating Group D Units are not considered equity under GAAP and no equity-based compensation expense is recognized related to these units when they are granted. Distributions to holders of Och-Ziff Operating Group D Units are included within compensation and benefits in the consolidated statements of comprehensive income (loss). These distributions are accrued in the quarter in which the related income was earned and are paid out the following quarter at the same time distributions on the Och-Ziff Operating Group A Units and dividends on the Company’s Class A Shares are paid.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Profit-Sharing Arrangements

The Company also has profit-sharing arrangements whereby certain employees or executive managing directors are entitled to a share of incentive income distributed by certain funds. This incentive income is typically paid to the Company and a portion paid to the participant as investments held by these funds are realized. The Company defers the recognition of any portion of this incentive income to the extent it is subject to clawback and relates to a fund that is not consolidated. See “—Incentive Income” above.  To the extent that the payments to the employees or executive managing directors are probable and reasonably estimable, the Company accrues these payments as compensation expense for GAAP purposes, which may occur prior to the recognition of the related incentive income.

Equity-Based Compensation

Compensation expense related to equity-based payments is based on the grant-date fair value and recognized on a straight-line basis over the requisite service period for awards with both cliff vesting and graded vesting. An estimated forfeiture assumption is based on current and historical information and is reviewed periodically for any necessary adjustments. A change in the forfeiture assumption is recognized in the period in which such change occurs. See Note 10 for additional information on the Company’s equity-based compensation plan.

Partner Incentive Plan

In August 2012, upon the recommendation and approval of the Compensation Committee of the Board, the Board approved The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan (the “PIP”) in order to further the retention of its executive managing directors. Mr. Och will not participate in the PIP, but will continue to participate in the Company’s profits solely through distributions from his existing equity ownership stake.

Under the terms of the PIP, certain executive managing directors at the time of the IPO may be eligible to receive discretionary cash awards and discretionary grants of Och-Ziff Operating Group D Units over a five-year period that commenced in 2013. Each year, an aggregate of up to 2,770,749 Och-Ziff Operating Group D Units may be granted under the PIP to the participating executive managing directors, for an aggregate of up to 13,853,745 over the five-year period if a determination is made each year to award the maximum number of units. Aggregate discretionary cash awards under the PIP for each year will be capped at 10% of the Company’s incentive income earned during that year, up to a maximum aggregate amount of $39.6 million. The participating executive managing directors, collectively, may receive a maximum aggregate amount of up to $197.8 million over the five-year period if the Company earns enough incentive income each year and if a determination is made each year to award the maximum amount.  In 2013, the Company granted 2,770,749 Och-Ziff Operating Group D Units and aggregate cash awards of $39.6 million to participating executive managing directors under the PIP.

Reorganization Expenses

Reorganization expenses relate to the amortization of Och-Ziff Operating Group A Units held by the Company’s executive managing directors that were issued in connection with the Reorganization. See Note 10 for additional information.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The Company records interest and penalties related to income taxes within income taxes in the consolidated statements of comprehensive income (loss).

Cash and Cash Equivalents

The Company considers all highly liquid investments that have an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents are recorded at amortized cost plus accrued interest. As of December 31, 2013, substantially all of the Company’s cash and cash equivalents were held with one major financial institution, and therefore exposes the Company to a certain degree of credit risk. The Company records cash and cash equivalents of the consolidated Och-Ziff funds held at prime brokers within other assets of Och-Ziff funds in the consolidated balance sheets.
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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are included within other assets, net in the Company’s consolidated balance sheets and relate to the Company’s 2007 acquisition of an additional 25% interest in its domestic real estate operations from one of its joint venture partners. The Company tests goodwill for impairment on an annual basis or more frequently if events or circumstances justify conducting an interim test. Intangible assets, which are being amortized through 2016, relate to management agreements the Company has with the domestic real estate funds and the Company’s rights to future earnings related to the real estate business. The estimated future annual amortization expense related to these intangible assets is expected to be approximately $748 thousand through 2015 and $613 thousand in 2016. Amortization expense related to these intangible assets of $748 thousand, $751 thousand and $748 thousand was incurred for the years ended December 31, 2013, 2012 and 2011, respectively, and is included within general, administrative and other in the consolidated statements of comprehensive income (loss).

Foreign Currency

The functional currency of each of the Company’s consolidated subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the closing rates of exchange on the balance sheet date. Transaction gains and losses are recorded as other expenses within general, administrative and other in the consolidated statements of comprehensive income (loss).

Policies of Consolidated Och-Ziff Funds

Certain Och-Ziff funds in which the Company has only minor ownership interests, if any, are included in the Company’s consolidated financial statements. The majority ownership interests in these funds are held by the investors in the funds, and these interests are reflected within noncontrolling interests in the consolidated balance sheets. The management fees and incentive income from the consolidated Och-Ziff funds are eliminated in consolidation (except for management fees from certain funds, whereby such fees are paid directly to the Company by the fund investors); however, the Company’s share of the earnings from these funds is increased by the amount of the eliminated management fees and incentive income.

The Och-Ziff funds are considered investment companies for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the consolidated Och-Ziff funds’ are reflected in the consolidated financial statements at their estimated fair values. As discussed above, the Company has elected the fair value option for the notes payable of its consolidated CLOs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Income of Consolidated Och-Ziff Funds

Income of consolidated Och-Ziff funds consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis. The consolidated Och-Ziff funds may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of December 31, 2013 and 2012, and the impact of such investments for the years ended December 31, 2013, 2012 and 2011, were not significant. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable.

Expenses of Consolidated Och-Ziff Funds

Expenses of consolidated Och-Ziff funds consist of interest expense and other miscellaneous expenses. Interest expense is recorded on an accrual basis.

Investments, at Fair Value

Investments, at fair value include the consolidated Och-Ziff funds’ investments in securities, investment companies and other investments. Securities transactions are recorded on a trade-date basis. Realized gains and losses on sales of investments of the Och-Ziff funds are determined on a specific identification basis and are included within net gains of consolidated Och-Ziff funds in the consolidated statements of comprehensive income (loss). Premiums and discounts are amortized and accreted, respectively, to income of consolidated Och-Ziff funds in the consolidated statements of comprehensive income (loss).

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

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repurchase agreements”) by the consolidated Och-Ziff funds are accounted for as collateralized financing transactions. The funds provide securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. Cash borrowed by the funds is included within securities sold under agreements to repurchase in the consolidated balance sheets. The fair value of securities transferred to counterparties under such agreements totaled $422.1 million and $358.7 million as of December 31, 2013 and 2012, respectively, and are included in investments, at fair value in the consolidated balance sheets. Interest expense incurred on these transactions is included within expenses of consolidated Och-Ziff funds in the consolidated statements of comprehensive income (loss).

Notes Payable of Consolidated CLOs, at Fair Value

The Company has elected the fair value option for the senior secured and subordinated notes payable of consolidated CLOs. The Company has elected the fair value option for the notes payable of the consolidated CLOs to mitigate accounting mismatches between the carrying values of the assets and liabilities of the CLOs. Changes in fair value of the notes are included within net gains of consolidated Och-Ziff funds in the consolidated statements of comprehensive income (loss).

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

DECEMBER 31, 2013

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

Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and primarily relate to the Och-Ziff Operating Group A Units held by the Company’s executive managing directors and the Ziffs, and fund investors’ interests in the consolidated Och-Ziff funds. Net income (loss) allocated to the Och-Ziff Operating Group A Units is driven by the earnings of the Och-Ziff Operating Group. Net income (loss) allocated to fund investors’ interests in consolidated Och-Ziff funds is driven by the earnings of those funds, including the net difference in the fair value of CLO assets and liabilities that are subsequently reclassified to appropriated retained earnings (deficit) on the consolidated balance sheets. See Note 2 for additional information.

The following table presents the components of the net income (loss) allocated to noncontrolling interests:

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)
	(dollars in thousands)
Och-Ziff Operating Group A Units	$616,843	$(538,055)	$(1,088,514)
Consolidated Och-Ziff funds	364,859	266,341	41,965
Other	4,121	9,514	1,851
	$985,823	$(262,200)	$(1,044,698)

Redeemable noncontrolling interests	$8,235	$1,692	$-

The following table presents the activity in redeemable noncontrolling interests as presented in the consolidated balance sheets:

	Year Ended December 31,
	2013	2012 (Restated)
	(dollars in thousands)
Beginning balance	$8,692	$-
Capital contributions	59,656	7,000
Total comprehensive income	8,235	1,692
Ending Balance	$76,583	$8,692

Och-Ziff Operating Group Ownership

The Company’s interest in the Och-Ziff Operating Group increased to 35.9% as of December 31, 2013, from 19.2% at the time of the 2007 Offerings. Increases in the Company’s interest in the Och-Ziff Operating Group were driven by the issuance of 33,333,333 Class A Shares in the 2011 Offering. Additionally, the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares and the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”), also increased the Company’s interest in the Och-Ziff Operating Group. In the future, the Company expects to issue additional equity awards relating to Class A Shares under its 2013 Incentive Plan. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and vesting of RSUs. These increases will be offset upon any conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Och-Ziff Operating Group A Unit Exchanges

During the three years ended December 31, 2013, the Ziffs and certain former executive managing directors exchanged Och-Ziff Operating Group A Units for Class A Shares. These exchanges of Och-Ziff Operating Group A Units by former executive managing directors resulted in the cancellation of the related Class B Shares. As discussed in Note 1, the Ziffs do not hold any Class B Shares, and therefore there is no related cancellation of Class B Shares upon exchanges by the Ziffs.

In connection with these exchanges by former executive managing directors and the Ziffs, the Company recorded the following changes to shareholders’ equity:

	Year Ended December 31,
	2013		2012 (Restated)		2011 (Restated)
	Paid-in Capital	Noncontrolling Interests	Paid-in Capital	Noncontrolling Interests	Paid-in Capital	Noncontrolling Interests
	(dollars in thousands)
Deferred income tax assets resulting from exchanges, net of increases in the tax receivable agreement liability	$13,638	$-	$2,927	$-	$6,073	$7,210
Net capital reallocated from noncontrolling interests to the Company's paid-in capital	(3,753)	3,753	(1,029)	1,029	(3,382)	3,382
	$9,885	$3,753	$1,898	$1,029	$2,691	$10,592

Equity-Based Compensation

The table below presents the net amount of capital reallocated from noncontrolling interests to the Company due to increases in the Company’s ownership in the Och-Ziff Operating Group resulting from the vesting of RSUs that were settled in Class A Shares. These increases in the Company’s ownership were offset by grants of Och-Ziff Operating Group A Units made to executive managing directors subsequent to the 2007 Offerings, including the conversion of Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units. These capital reallocations are recorded within equity-based compensation in the statement of changes in shareholders’ equity.

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)
	(dollars in thousands)
Net capital reallocated from noncontrolling interests to the Company's paid-in capital	$200	$(748)	$(4,077)

Acquisition of Noncontrolling Interests

In December 2013, the Company restructured its real estate business so that it now wholly owns the entities related to the real estate business.  Prior to the restructuring, the Company owned 75% of the equity in the real estate business and a noncontrolling partner held the remaining 25% equity interest.  In connection with the restructuring, the noncontrolling partner received Och-Ziff Operating Group D Units subject to vesting.  The restructuring was accounted for as an acquisition of noncontrolling interests, resulting in the reallocation of deficit capital of $2.6 million from noncontrolling interests to the Company’s paid in capital.  The noncontrolling partner will continue to be entitled to a share of future incentive income earned from the real estate funds; however, these amounts will be treated as compensation expense for GAAP purposes.

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

DECEMBER 31, 2013

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

Assets and liabilities measured at fair value are classified into one of the following categories:

•

Level I – Fair value is determined using quoted prices that are available in active markets for identical assets or liabilities. The types of assets and liabilities that would generally be included in this category are certain listed equities, sovereign debt of developed nations and certain listed derivatives.

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

•

Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. Assets and liabilities for which indicative broker quotes are significant inputs in determining the fair value of an asset or liability are included within Level III. The types of assets and liabilities that would generally be included in this category include real estate investments, equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, certain OTC derivatives, residential and commercial mortgage-backed securities, asset-backed securities, collateralized debt obligations, as well as the notes payable of consolidated CLOs.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Fair Value Measurements Categorized within the Fair Value Hierarchy

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy:

	As of December 31, 2013
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Bank debt	$-	$1,551,892	$1,180,831	$-	$2,732,723
Real estate investments	-	-	633,311	-	633,311
Residential mortgage-backed securities	-	-	400,510	-	400,510
Collateralized debt obligations	-	-	205,026	-	205,026
Investments in affiliated credit funds	-	-	188,454	-	188,454
Energy and natural resources limited partnerships	-	-	158,759	-	158,759
United States government obligations	97,741	-	-	-	97,741
Commercial real estate debt	-	-	93,445	-	93,445
Corporate bonds	-	38,228	817	-	39,045
Asset-backed securities	-	-	34,627	-	34,627
Commercial mortgage-backed securities	-	-	20,530	-	20,530
Common and preferred stock	-	-	1,562	-	1,562
Other investments	964	87	1,730	(96)	2,685
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$98,705	$1,590,207	$2,919,602	$(96)	$4,608,418

Senior secured notes payable of consolidated CLOs	$-	$-	$2,508,338	$-	$2,508,338
Subordinated notes payable of consolidated CLOs	-	-	255,639	-	255,639
Notes payable of consolidated CLOs, at fair value	-	-	2,763,977	-	2,763,977
Other liabilities, included within other liabilities of Och-Ziff funds	3,066	19	800	(96)	3,789
Financial Liabilities, at Fair Value	$3,066	$19	$2,764,777	$(96)	$2,767,766

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

	As of December 31, 2012 (Restated)
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Bank debt	$-	$650,084	$384,578	$-	$1,034,662
Real estate investments	-	-	615,634	-	615,634
Residential mortgage-backed securities	103	-	260,410	-	260,513
Collateralized debt obligations	-	-	265,722	-	265,722
Investments in affiliated credit funds	-	-	88,298	-	88,298
Energy and natural resources limited partnerships	-	-	167,467	-	167,467
United States government obligations	72,955	-	-	-	72,955
Commercial real estate debt	-	-	151,275	-	151,275
Asset-backed securities	-	-	12,234	-	12,234
Commercial mortgage-backed securities	-	-	41,961	-	41,961
Common and preferred stock	-	-	47,002	-	47,002
Corporate bonds	-	21,425	-	-	21,425
Other investments	457	70	183	(400)	310
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$73,515	$671,579	$2,034,764	$(400)	$2,779,458

Senior secured notes payable of consolidated CLOs	$-	$-	$956,693	$-	$956,693
Subordinated notes payable of consolidated CLOs	-	-	104,852	-	104,852
Notes payable of consolidated CLOs, at fair value	-	-	1,061,545	-	1,061,545
Other liabilities, included within other liabilities of Och-Ziff funds	374	48	1,087	(400)	1,109
Financial Liabilities, at Fair Value	$374	$48	$1,062,632	$(400)	$1,062,654

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Reconciliation of Fair Value Measurements Categorized within Level III

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the year ended December 31, 2013:

	Balance as of December 31, 2012 (Restated)	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of December 31, 2013
	(dollars in thousands)
Bank debt	$384,578	$38,683	$(15,292)	$1,620,678	$(852,606)	$-	$4,790	$1,180,831
Real estate investments	615,634	-	-	203,367	(328,543)	-	142,853	633,311
Residential mortgage-backed securities	260,410	-	-	276,765	(146,402)	-	9,737	400,510
Collateralized debt obligations	265,722	-	-	42,231	(150,195)	-	47,268	205,026
Investments in affiliated credit funds	88,298	-	-	186,578	(113,260)	-	26,838	188,454
Energy and natural resources limited partnerships	167,467	-	-	43,606	(58,866)	-	6,552	158,759
Commercial real estate debt	151,275	-	-	39,115	(101,586)	-	4,641	93,445
Corporate bonds	-	-	-	3,781	(3,148)	-	184	817
Asset-backed securities	12,234	-	-	63,515	(41,716)	-	594	34,627
Commercial mortgage- backed securities	41,961	-	-	14,130	(44,802)	-	9,241	20,530
Common and preferred stock	47,002	-	-	3,197	(56,050)	-	7,413	1,562
Other investments (including derivatives, net)	(904)	-	-	-	-	(3,861)	5,695	930
Total Assets, at Fair Value	$2,033,677	$38,683	$(15,292)	$2,496,963	$(1,897,174)	$(3,861)	$265,806	$2,918,802

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the year ended December 31, 2012:

	(Restated)
	Balance as of December 31, 2011	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of December 31, 2012
	(dollars in thousands)
Bank debt	$-	$570,191	$(190,052)	$-	$4,439	$384,578
Real estate investments	308,019	261,615	(40,906)	-	86,906	615,634
Residential mortgage-backed securities	147,426	322,278	(238,703)	-	29,409	260,410
Collateralized debt obligations	44,060	274,629	(97,516)	-	44,549	265,722
Investments in affiliated credit funds	-	108,193	(39,834)	-	19,939	88,298
Energy and natural resources limited partnerships	100,827	39,061	(5,820)	-	33,399	167,467
Commercial real estate debt	82,439	146,359	(67,571)	-	(9,952)	151,275
Asset-backed securities	-	15,028	(2,642)	-	(152)	12,234
Commercial mortgage- backed securities	27,256	31,686	(27,983)	-	11,002	41,961
Common and preferred stock	-	50,452	(6,815)	-	3,365	47,002
Other investments (including derivatives, net)	2,885	-	(2,576)	(3,897)	2,684	(904)
Total Assets, at Fair Value	$712,912	$1,819,492	$(720,418)	$(3,897)	$225,588	$2,033,677

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The Company assumes that any transfers between Level I, Level II or Level III during the period occur at the beginning of the period. Transfers out of Level III resulted from the fair values of certain securities becoming market observable as of year-end, with fair value determined through the use of independent pricing services. Transfers into Level III resulted from the valuation of certain investments with decreased market observability as of year-end, with fair values determined through the use of broker quotations.

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2013	2012 (Restated)
	(dollars in thousands)
Bank debt	$2,606	$3,789
Real estate investments	77,177	82,491
Residential mortgage-backed securities	(8,546)	8,301
Collateralized debt obligations	10,119	24,522
Investments in affiliated credit funds	10,990	13,186
Energy and natural resources limited partnerships	(16,647)	32,371
Commercial real estate debt	125	(13,686)
Corporate bonds	150	-
Asset-backed securities	1,302	(166)
Commercial mortgage-backed securities	(2,424)	9,929
Common and preferred stock	267	2,858
Other investments (including derivatives, net)	333	1,684
Total	$75,452	$165,279

Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III

Real Estate Investments

Real estate investments are generally structured as equity, preferred equity, mezzanine debt, and participating debt in entities domiciled primarily in the United States and include investments in lodging, gaming, multifamily properties, retail, healthcare, distressed residential, senior housing, golf, parking, office buildings and land. The fair values of these investments are generally based upon discounting the expected cash flows from the investment or a cash flow multiple. In reaching the determination of fair value for investments, the Company considers many factors including, but not limited to: the operating cash flows and financial performance of the real estate investments relative to budgets or projections; property types; geographic locations; the physical condition of the asset; prevailing market capitalization rates; prevailing market discount rates; general economic conditions; economic conditions specific to the market in which the assets are located; the prevailing interest rate environment; the prevailing state of the debt markets; comparable public company trading multiples; independent third-party appraisals; available pricing data on comparable properties in the specific market in which the asset is located; expected exit timing and strategy; and any specific rights or terms associated with the investment.

The significant unobservable inputs used in the fair value measurement of the Company’s real estate investments are discount rates, cash flow growth rates, capitalization rates, the price per square foot, the absorption percentage per year and exit multiples. Significant increases (decreases) in the discount rates and capitalization rates in isolation would be expected to result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the cash flow growth rates, the price per square foot, the absorption percentage per year and exit multiples in isolation would be expected to result in a significantly higher (lower) fair value measurement. A change in the assumption used for price per square foot is generally accompanied by a directionally inverse change in the absorption percentage per year.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Collateralized Debt Obligations; Residential and Commercial Mortgage-Backed Securities; Commercial Real Estate Debt; Common and Preferred Stock; Corporate Bonds; Asset-Backed Securities; Bank Debt; Subordinated Notes Payable of Consolidated CLOs

The fair value of investments in collateralized debt obligations, residential and commercial mortgage-backed securities, commercial real estate debt, common and preferred stock, corporate bonds, asset-backed securities, bank debt and subordinated notes payable of consolidated CLOs that do not have readily ascertainable fair values is generally determined using broker quotes or valuations from independent pricing services. For month-end valuations, the Company generally receives one to four broker quotes for each security, depending on the type of security being valued. These broker quotes are generally non-binding or indicative in nature. The Company verifies that these broker quotes are reflective of fair value as defined in GAAP generally through procedures such as comparison to independent pricing services, back testing procedures, review of stale pricing reports and performance of other due diligence procedures as may be deemed necessary. Historically, the Company has only adjusted a small number of broker quotes when used in determining final valuations for securities as a result of these procedures.

To the extent broker quotes are not available or deemed unreliable, the methods and procedures to value these investments may include, but are not limited to: obtaining and using other additional broker quotes deemed reliable; using independent pricing services; performing comparisons with prices of comparable or similar securities; obtaining valuation-related information from the issuers; calculating the present value of future cash flows; assessing other analytical data and information relating to these investments that is an indication of their value; obtaining information provided by third parties; reviewing the amounts invested in these investments; and evaluating financial information provided by the management of these investments. Market data is used to the extent that it is observable and considered reliable.

The significant unobservable inputs used in the fair value measurement of the Company’s residential mortgage-backed securities, commercial real estate debt, corporate bonds, asset-backed securities and bank debt that is not valued using broker quotes are discount rates, credit spreads, comparability adjustments and yields. Significant increases (decreases) in the discount rates, credit spreads, comparability adjustments and yields in isolation would be expected to result in a significantly lower (higher) fair value measurement.

Energy and Natural Resources Limited Partnerships

The fair value of energy and natural resources limited partnerships are generally determined using discounted cash flows when assets are producing oil or gas, or when it is reasonably certain that an asset will be capable of producing oil or gas. Acreage with proven undeveloped, probable or possible reserves are valued using prevailing prices of comparable properties, and may include adjustments for other assets or liabilities such as seismic data, equipment, and cash held by the investee. Certain natural resource assets may also be valued using scenario analyses and sum of the parts analyses.

The fair value for certain energy and natural resources limited partnership investments is based on the net asset value of the underlying fund. This amount represents a certain consolidated fund’s investment into another fund managed by the Company. The investee invests primarily in energy and natural resource investments. The fund may not redeem its investment into the investee prior to liquidation.  The fund will receive distributions from the investee as investments are sold, the timing of which cannot be estimated. The consolidated fund has $50.0 million of unfunded commitments that will be funded by capital contributions from investors in the fund, as the Company is not an investor in the fund.

The significant unobservable inputs used in the fair value measurement of the Company’s energy and natural resources limited partnerships are discount rates, EBITDA multiples, price per acre, production multiples, EV/risked prospective resources, price of natural gas per thousand cubic feet, price of oil per barrel, scenario analysis weightings, well risking, energy differentials. Significant increases (decreases) in the discount rates, well risking and energy differentials in isolation would be expected to result in a lower (higher) fair value measurement. Significant increases (decreases) in the EBITDA multiples, price per acre, production multiples, EV/risked prospective resources, price of natural gas per thousand cubic feet and price of oil per barrel in isolation would be expected to result in a significantly higher (lower) fair value measurement. Significant adjustments to the scenario analysis weightings would be expected to result in an adjustment to the fair value based on the qualitative analysis of the weightings selection.

Investments in Affiliated Credit Funds

The fair value of investments in affiliated credit funds relates to consolidated feeder funds’ investments into their related master funds. The Company is not an investor of these feeder funds or master funds. The fair value of these investments is based on the consolidated feeder funds’ proportionate share of the respective master funds’ net asset value. These master funds invest primarily in credit-related strategies. Approximately 39% of these investments can be redeemed and paid to investors in the feeder fund after an initial

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

lock-up period of one to three years, after which the feeder fund may redeem its investment on a quarterly basis upon a 90-day prior written notice. The Company, as investment manager of the master fund, has the option (not exercised to date) to suspend redemptions in certain situations.  The remaining 61% relates to a feeder fund that is not able to redeem its investment in the master fund prior to liquidation, the timing of which cannot be estimated. The feeder fund will receive distributions from the master fund as investments are sold, the timing of which cannot be estimated due to the illiquid nature of the investments held by the master fund. The consolidated feeder funds have $34.8 million of unfunded commitments that will be funded by capital contributions from investors in the feeder funds, as the Company is not an investor in the feeder funds or master funds.

Senior Secured Notes Payable of Consolidated CLOs

The fair value of senior secured notes payable of consolidated CLOs is determined using discounted cash flows. The significant unobservable inputs used in the fair value measurement of the senior secured notes payable of consolidated CLOs are interest rates, loan default rates, loan prepayment rates, loan recovery rates and reinvestment prices. Significant increases (decreases) in the interest rates, loan default rates, loan prepayment rates, loan loss severity and reinvestment prices in isolation would be expected to result in a significantly lower (higher) fair value measurement. A change in the assumption used for interest rates is generally accompanied by a directionally similar change in loan default rates, and a directionally inverse change in loan prepayment rates.

Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III

The assets and liabilities presented in the tables below belong to the investors in the consolidated funds, as the Company has a minimal, if any, investment in such funds.

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of December 31, 2013.

	Fair Value at
	December 31, 2013			Range
Type of Investment or Liability	(in thousands)	Valuation Technique	Unobservable Input	(Weighted-Average)
Bank debt	$1,159,302	Independent pricing services	n/a
	15,360	Market comparables	Yield	13%
	6,169	Broker quotes	n/a
Real estate investments	$600,690	Discounted cash flow	Discount rate	5% to 36% (21%)
			Cash flow growth rate	-22% to 137% (3%)
			Capitalization rate	5% to 14% (8%)
			Price per square foot	$55.49 to $750.00 ($186.69)
			Absorption rate per year	1% to 27% (13%)
			Exit multiple	6.1x
	32,621	Market comparables	Capitalization rate	7%
Residential mortgage-backed securities	$385,860	Broker quotes	n/a
	14,650	Discounted cash flow	Discount rate	11% to 21% (17%)
			Credit spread	520 to 1225 bps (960bps)
Collateralized debt obligations	$205,026	Broker quotes	n/a
Investments in affiliated credit funds	$188,454	Net asset value	n/a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

	Fair Value at
	December 31, 2013			Range
Type of Investment or Liability	(in thousands)	Valuation Technique	Unobservable Input	(Weighted-Average)
Energy and natural resources limited partnerships	$106,149	Net asset value	n/a
	25,903	Scenario analysis	Discount rate	10%
			EBITDA multiple	6.3x
			Price of natural gas per thousand cubic feet	$4.43
			Price of oil per barrel	$80.00
			Price per acre	$1,750.00
			Production multiple (price per thousand cubic feet equivalent per day)	$6,250.00
	18,522	Sum of the parts	Discount rate	15%
			EBITDA multiple	4.5x to 7.5x (6.0x)
			EV/risked prospective resources	1.0x to 1.5x (1.3x)
			Price of natural gas per thousand cubic feet	$4.43
			Price of oil per barrel	$80.00
			Price per acre	$50.00 to $500.00 ($459.45)
			Scenario analysis weightings	25% to 75% (50%)
			Well risking	75%
	8,185	Discounted cash flow	Discount rate	15%
			Energy differentials	7%
			Price of natural gas per thousand cubic feet	$4.43
			Price of oil per barrel	$80.00
Commercial real estate debt	$57,808	Market comparables	Comparability adjustment	2%
			Discount rate	50%
			Yield	10% to 14% (12%)
	30,604	Discounted cash flow	Discount rate	18%
	5,033	Independent pricing services	n/a
Corporate bonds	$427	Market comparables	Yield	16%
	390	Broker quotes	n/a
Asset-backed securities	$29,380	Broker quotes	n/a
	5,247	Discounted cash flow	Discount rate	15%
Commercial mortgaged-backed securities	$20,530	Broker quotes	n/a
Common and preferred stock	$1,562	Broker quotes	n/a
Senior secured notes payable of consolidated CLOs	$2,508,338	Discounted cash flow	Interest rate	5%
			Loan default rate	2%
			Loan loss severity	20%
			Loan prepayment rate	20%
			Reinvestment price	$99.50
Subordinated notes payable of consolidated CLOs	$255,639	Broker quotes	n/a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of December 31, 2012.

	Fair Value at
	December 31, 2012
Type of Investment or Liability	(Restated) (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Bank debt	$307,671	Independent pricing services	n/a
	64,334	Broker quotes	n/a
	12,573	Invested capital	n/a
Real estate investments	$521,571	Discounted cash flow	Discount rate	10% to 35% (22%)
			Cash flow growth rate	1% to 10% (2%)
			Capitalization rate	7% to 10% (8%)
			Price per square foot	$46.42 to $604.78 ($191.95)
			Absorption rate per year	2% to 43% (18%)
			Exit multiple	6.0x
	90,903	Cash held by investee	n/a
	3,160	Invested capital	n/a
Residential mortgage-backed securities	$238,178	Broker quotes	n/a
	22,232	Invested capital	n/a
Collateralized debt obligations	$265,722	Broker quotes	n/a
Investments in affiliated credit funds	$88,298	Net asset value	n/a
Energy and natural resources limited partnerships	$123,243	Net asset value	n/a
	38,090	Invested capital	n/a
	6,134	Discounted cash flow	Discount rate	15%
			Energy differential	10%
			Price of natural gas per thousand cubic feet	$4.90
			Price of oil per barrel	$80.00
Commercial real estate debt	$85,111	Invested capital	n/a
	43,299	Broker quotes	n/a
	22,865	Independent pricing services	n/a
Asset-backed securities	$12,234	Broker quotes	n/a
Commercial mortgaged-backed securities	$41,961	Broker quotes	n/a
Common and preferred stock	$37,162	Broker quotes	n/a
	9,840	Invested capital	n/a
Senior secured notes payable of consolidated CLOs	$956,693	Discounted cash flow	Interest rate	5%
			Loan default rate	2%
			Loan loss severity	20%
			Loan prepayment rate	20%
			Reinvestment price	$99.50
Subordinated notes payable of consolidated CLOs	$104,852	Broker quotes	n/a

Valuation Process for Fair Value Measurements Categorized within Level III

The Company has established an internal control infrastructure over the valuation of financial instruments that includes ongoing independent oversight by its Financial Controls Group and Valuation Committee, as well as periodic audits by the Company’s Internal Audit Group. These control functions are segregated from the trading and investing functions.

The Valuation Committee is responsible for developing valuation policies to help ensure that all of the funds’ investments reflect fair values, as well as providing oversight of the valuation process. These valuation policies and procedures include, but are not limited to the following: determining the pricing sources used to value specific investment classes; the selection of independent pricing services; the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

periodic review of due diligence materials of independent pricing services; and the fair value hierarchy coding of the funds’ investments. The Valuation Committee reviews a variety of reports on a monthly basis, which include, but are not limited to the following: summaries of the sources used to determine the value of the funds’ investments; summaries of the fair value hierarchy of the funds’ investments; and variance reports that compare the values of investments to independent pricing services. The Valuation Committee is comprised of non-investment professionals, and may obtain input from investment professionals for consideration in carrying out its responsibilities.

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

Fair Value of Delayed Draw Term Loan

Management estimates that the fair value of the $384.2 million outstanding under the Company’s delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”) was approximately 95% of its carrying value as of December 31, 2013, based on an analysis of comparable issuers. This fair value measurement would be categorized as Level III within the fair value hierarchy.

5.	BALANCE SHEET OFFSETTING

In the ordinary course of business, certain consolidated funds have entered into certain transactions which are subject to master agreements that provide for payment netting and that, in the case of a default or similar event with respect to the counterparty to the master agreement, provide for netting across transactions. Generally, upon a counterparty default, the fund can terminate all transactions under the master agreement and set off amounts it owes across all transactions under a particular master agreement against collateral it has received under such master agreement; provided, however, that in the case of certain defaults, the fund may only be able to terminate and setoff solely with respect to the transactions affected by the default. Generally, the funds party to these agreements manage cash and securities collateral on a counterparty basis as permitted under each master agreement.

The table below presents the repurchase agreements that are set off, if any, as well as securities transferred to counterparties related to those repurchase agreements (capped to not reduce below zero the net amount presented). No other material financial instruments were subject to master netting agreements or other similar agreements.

Securities Sold Under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount
	(dollars in thousands)
As of December 31, 2013	$257,691	-	257,691	257,691	$-
As of December 31, 2012	$223,543	-	223,543	223,543	$-

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

6.	VARIABLE INTEREST ENTITIES

In the ordinary course of business, the Company sponsors the formation of VIEs. These VIEs generally consist of the following categories: funds, including CLOs, and joint ventures. The Company has not recorded any liabilities with respect to VIEs that are not consolidated.

Funds

Many of the Company’s funds, including its CLOs, are VIEs. The Company generally serves as the general partner or the investment or collateral manager with decision-making rights for these entities. Substantially all of the funds that are VIEs managed by the Company qualify for the deferral granted under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds. Accordingly, the Company’s determination of whether it is the primary beneficiary of a fund that is a VIE is generally based on identifying the variable interest holder that is exposed to the majority of the expected losses or receives a majority of the expected residual returns. Fund investors are entitled to substantially all of the economics of these VIEs with the exception of management fees and incentive income, if any, earned by the Company. Accordingly, the determination of whether the Company is the primary beneficiary of these entities is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

The Company acts as collateral manager for CLOs that are VIEs. CLOs are entities that issue collateralized notes that offer investors the opportunity for returns that vary commensurately with the risk they assume. The notes issued by the CLOs are generally backed by asset portfolios consisting of loans or other debt. The Company receives collateral management fees for acting as collateral manager to the CLOs, and may earn incentive income based on the performance of the CLOs, subject to hurdle rates.

The deferral granted in ASU 2010-10 does not apply to CLOs. Accordingly, the determination of whether the Company is the primary beneficiary that would consolidate a CLO is based on a qualitative assessment to determine whether the Company, as collateral manager, has (i) the power to direct the activities of the CLO that most significantly impact its economic performance, and (ii) the obligations to absorb losses or the right to receive benefits from the CLO that could potentially be significant to the CLO. The Company determined that it possesses the power to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance through its role in managing collateral and credit risk as the collateral manager. In addition, the Company determined that it has the right to receive benefits from the CLOs that could potentially be significant, on a quantitative and qualitative basis, because of the management fees and incentive income the Company could earn from the CLOs, as well as the purpose and design of the CLOs. As a result, the Company consolidates the CLOs it manages.

The following table presents the assets and liabilities of funds that are VIEs and consolidated by the Company:

	December 31,
	2013		2012 (Restated)
	CLOs	Other Funds	CLOs	Other Funds
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$2,749,422	$607,823	$1,034,833	$585,537
Other assets of Och-Ziff funds	43,832	20,736	33,108	17,973
Total Assets	$2,793,254	$628,559	$1,067,941	$603,510

Liabilities
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	$2,763,977	$-	$1,061,545	$-
Securities sold under agreements to repurchase	-	49,304	-	65,449
Other liabilities of Och-Ziff funds	13,293	2,550	8,470	1,993
Total Liabilities	$2,777,270	$51,854	$1,070,015	$67,442

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The Company’s involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods. The net assets of these VIEs were $33.7 billion and $27.7 billion as of December 31, 2013 and 2012, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from these entities. As of December 31, 2013 and 2012, the only assets arising from these variable interests related to income and fees receivable of $574.1 million and $392.9 million, respectively.

Joint Ventures

The Company holds a variable interest in a joint venture that is a VIE. The Company’s exposure to loss for this joint venture is limited to its investments in the entity, which totaled $6.7 million and $4.7 million as of December 31, 2013 and 2012, respectively, and is recorded within other assets in the Company’s consolidated balance sheets.

7.	OTHER ASSETS, NET

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31,
	2013	2012 (Restated)
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	21,714	21,579
Computer hardware and software	21,165	18,682
Furniture, fixtures and equipment	3,146	3,123
Accumulated depreciation and amortization	(52,416)	(45,139)
Fixed assets, net	16,209	20,845
Goodwill	22,691	22,691
Prepaid expenses	18,165	10,530
Receivables	10,270	2,107
Investments in joint ventures	6,745	4,654
Refundable security deposits	5,287	5,765
Investments in Och-Ziff funds	3,192	1,658
Intangible assets, net	2,110	2,859
Other	881	1,129
Total Other Assets, Net	$85,550	$72,238

8.	OTHER LIABILITIES

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31,
	2013	2012 (Restated)
	(dollars in thousands)
Accrued expenses	$39,851	$20,910
Deferred rent credit	15,928	14,498
Current income taxes payable	4,059	3,331
Other	1,095	1,796
Total Other Liabilities	$60,933	$40,535

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

9.	DEBT OBLIGATIONS

Delayed Draw Term Loan

The following table presents the Company’s scheduled principal repayments for its indebtedness outstanding under its Delayed Draw Term Loan as of December 31, 2013:

Principal Repayments
(dollars in thousands)
2014	$3,827
2015	3,789
2016	376,561
Total Principal Repayments	$384,177

In June 2012, the Company refinanced the indebtedness outstanding under the 2007 Term Loan, as well as the indebtedness outstanding under its aircraft loan. A $384.5 million borrowing under the Delayed Draw Term Loan was used to fund these refinancings, with the balance being used for general corporate purposes. A $6.5 million borrowing under the facility was made in November 2011 to fund a portion of the 2007 Term Loan repurchased and retired in connection with the 2011 Offering. As of December 31, 2013, the total indebtedness outstanding under the Delayed Draw Term Loan was $384.2 million.

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

The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the Delayed Draw Term Loan) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of December 31, 2013, the Company was in compliance with these covenants.

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

The Delayed Draw Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio of 4.0 to 1.0 and no default or event of default has occurred and is continuing. As of December 31, 2013, the Och-Ziff Operating Group had not incurred any unsecured indebtedness. The Company will not be permitted to make distributions from the Och-Ziff Operating Group if it is in default under the Delayed Draw Term Loan.

The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

equity holders to pay taxes, plus (or minus) realized gains (or losses) on investments and dividends and interest from investments. As of December 31, 2013, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

On March 13, 2014, OZ Management and certain other subsidiaries of the Company entered into an amendment and waiver with the administrative agent and certain of the lenders under the Company’s Delayed Draw Term Loan in order to, among other things, waive any breach or violation of any provision of the Delayed Draw Term Loan that may result from the restatements and reclassifications discussed in Note 2, including any defaults or events of default that might result therefrom (including by way of cross-default).

Consolidated Funds Credit Facility

Certain funds consolidated by the Company have entered into a syndicated credit facility of which $85.5 million is available for borrowings or letters of credit. The facility will mature on the earlier of (i) April 1, 2014 and (ii) the date that is ninety days prior to the end of the investment period of the funds party to the agreement. The outstanding loans under the credit facility are secured by the unfunded capital commitments of one of the Company’s consolidated subsidiaries (as general partner) and the investors in those funds. The funds are jointly and severally liable for the indebtedness. For each borrowing under the credit facility, the funds have the option of borrowing at an interest rate equal to LIBOR plus 2.25%, or 1.25% plus the greater of (i) the prime rate and (ii) the federal funds rate plus 0.50%. For each letter of credit drawn under the credit facility, the funds pay interest at a rate equal to 2.375%. In addition, the funds pay a minimum usage fee of 0.35% on the average daily amount of the unused portion of the credit facility.

Borrowings under the credit facility are recorded as liabilities by the investment subsidiaries of the funds using the facility. Investment subsidiaries of these funds are not consolidated, but are carried at fair value within investments, at fair value in the Company’s consolidated balance sheets. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated balance sheets. As of December 31, 2013, there were $24.4 million in outstanding borrowings under the facility with an average interest rate of 2.42%, and $8.2 million in letters of credit drawn under the facility with an average interest rate of 2.375%. As of December 31, 2012, there were $56.2 million in outstanding borrowings under the facility with an average interest rate of 2.97%, and $7.8 million in letters of credit drawn under the facility with an average interest rate of 2.375%.

Notes Payable of Consolidated CLOs

The Company consolidates the CLOs it manages. As a result, the senior and subordinated notes issued by the CLOs are included in the Company’s consolidated balance sheets. Notes payable of the consolidated CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral generally consists of corporate loans, corporate bonds and other securities. As of December 31, 2013 and 2012, the fair value of the CLO assets was $2.8 billion and $1.1 billion, respectively. The stated maturity date for the notes issued by the CLOs range from 2023 to 2026.

As discussed in Note 2, the Company has elected to carry these notes at fair value in its consolidated balance sheets. The Company recorded a net change in unrealized gains (losses) of $30.1 million and $(10.0) million for the years ended December 31, 2013 and 2012, respectively. These amounts are included within net gains of consolidated Och-Ziff funds in the statements of comprehensive income (loss). Substantially all of these changes related to changes in instrument specific credit risk, as substantially all of these are floating-rate instruments.

The tables below present information related to the CLO notes outstanding. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior notes.

	As of December 31, 2013
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years
	(dollars in thousands)
Senior secured notes	$2,543,000	$2,508,338	2.30%	10.8
Subordinated notes	282,300	255,639	N/A	10.8
Total Notes Payable of Consolidated CLOs	$2,825,300	$2,763,977

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

	As of December 31, 2012
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years
	(dollars in thousands)
Senior secured notes	$957,500	$956,693	2.71%	10.7
Subordinated notes	113,300	104,852	N/A	10.7
Total Notes Payable of Consolidated CLOs	$1,070,800	$1,061,545

10.	REORGANIZATION EXPENSES AND EQUITY-BASED COMPENSATION EXPENSES

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

The table below presents the activity related to unvested Och-Ziff Operating Group A Units granted in connection with the Reorganization that are being amortized through Reorganization expenses for the year ended December 31, 2013:

	Unvested Och-Ziff Operating Group A Units	Weighted-Average Grant-Date Fair Value
Beginning of Year	1,629,724	$29.60
Vested	(543,952)	29.57
End of Year	1,085,772	$29.62

The weighted-average grant-date fair value of Och-Ziff Operating Group A Units granted in connection with the Reorganization was $10.06 for the year ended December 31, 2011. There were no Och-Ziff Operating Group A Units granted in 2013 or 2012 that are being amortized through Reorganization expenses. As of December 31, 2013, the total unrecognized Reorganization expenses related to unvested Och-Ziff Operating Group A Units granted in connection with the Reorganization totaled $30.1 million with a weighted-average amortization period of 1.9 years.

Equity-Based Compensation Expenses

The Company grants equity-based compensation in the form of RSUs, Och-Ziff Operating Group A Units and Class A Shares to its executive managing directors, employees and the independent members of the Board under the terms of the 2007 Equity Incentive Plan. In the future, the Company expects to issue additional equity awards relating to Class A Shares under its 2013 Incentive Plan. The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Expense recorded within compensation and benefits	$133,832	$86,006	$128,916
Corresponding tax benefit	$11,362	$5,639	$9,503

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The following table presents information related to the settlement of RSUs:

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$68,039	$33,702	$62,099
Fair value of RSUs settled in cash	$13,707	$-	$-
Fair value of RSUs withheld to satisfy tax withholding obligations	$21,845	$10,907	$22,906
Number of RSUs withheld to satisfy tax withholding obligations	1,661,209	1,173,231	2,150,330

The following table presents activity related to the Company’s unvested RSUs for the year ended December 31, 2013:

	Unvested RSUs	Weighted-Average Grant-Date Fair Value
Beginning of Year	4,969,158	$10.91
Granted	12,470,271	10.07
Vested	(7,411,049)	10.50
Canceled or forfeited	(479,686)	10.55
End of Year	9,548,694	$10.16

The weighted-average grant-date fair value of RSUs granted was $10.07, $9.62 and $13.36 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, total unrecognized compensation expense related to RSUs was approximately $78.0 million with a weighted-average amortization period of 2.3 years.

Och-Ziff Operating Group A Units Granted Subsequent to the 2007 Offerings

The Company recognizes compensation expense for Och-Ziff Operating Group A Units equal to the market value of the Company’s Class A Shares at the date of grant, less a 5% discount for transfer restrictions that remain in place after vesting. The table below presents the activity related to unvested Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings that are being amortized through compensation and benefits for the year ended December 31, 2013:

	Unvested Och-Ziff Operating Group A Units	Weighted-Average Grant-Date Fair Value
Beginning of Year	6,820,312	$8.98
Granted	24,097,722	9.99
Vested	(4,955,147)	9.86
Canceled or forfeited	(4,100,000)	8.76
End of Year	21,862,887	$9.94

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The weighted-average grant-date fair value of Och-Ziff Operating Group A Units granted subsequent to the 2007 Offerings was $9.99, $8.30 and $12.05 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the total unrecognized compensation expenses related to these units totaled $198.4 million with a weighted-average amortization period of 6.5 years.

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

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2013	2012 (Restated)	2011
	(dollars in thousands)
Professional services	$43,932	$30,404	$20,236
Recurring placement and related service fees	31,291	23,380	18,479
Occupancy and equipment	30,526	28,286	27,583
Information processing and communications	19,807	19,074	16,620
Business development	11,223	9,325	7,879
Insurance	8,323	7,677	7,222
Other expenses	13,286	12,155	8,866
	158,388	130,301	106,885
Changes in tax receivable agreement liability	(8,514)	(13,428)	(21,768)
Total General, Administrative and Other	$149,874	$116,873	$85,117

The Company recorded depreciation and amortization expenses related to its fixed assets, including capital lease assets, of $8.3 million, $9.4 million and $9.7 million within general, administrative and other in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, respectively.

12.	INCOME TAXES

The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level income taxes in the United States and in foreign jurisdictions.

The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2013	2012 (Restated)	2011
	(dollars in thousands)
Current:
State and local income taxes	$9,181	$7,947	$8,964
Foreign income taxes	7,545	6,711	4,422
	16,726	14,658	13,386

Deferred:
Federal income taxes	60,534	45,680	22,783
State and local income taxes	19,202	22,472	24,032
Foreign income taxes	(775)	51	(620)
	78,961	68,203	46,195
Total Provision for Income Taxes	$95,687	$82,861	$59,581

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the GAAP bases and tax bases of the Company’s assets and liabilities. The following table presents the Company’s deferred income tax assets and liabilities before the impact of offsetting deferred income tax assets and liabilities within the same legal entity and tax jurisdiction:

	December 31,
	2013	2012 (Restated)
	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$875,570	$851,605
Net operating loss	42,619	55,305
Tax credit carryforwards	22,780	18,508
Employee compensation	7,629	1,283
Other	-	831
	948,598	927,532
Valuation allowance	(9,330)	(7,699)
Total Deferred Income Tax Assets	$939,268	$919,833

Deferred Income Tax Liabilities:
Investment in partnerships	4,536	2,791
Other	74	212
Total Deferred Income Tax Liabilities	$4,610	$3,003

The majority of the Company’s deferred income tax assets relate to tax goodwill in the United States that arose in connection with the 2007 Offerings, as well as subsequent exchanges of Och-Ziff Operating Group A Units for Class A Shares. These deferred income tax assets are derived from goodwill recognized for tax purposes that is expected to be subsequently amortized and result in future taxable deductions and cash savings to the Company. The Company entered into a tax receivable agreement to pay a portion of these tax savings to the Company’s executive managing directors and the Ziffs. See Note 15 for additional information regarding the tax receivable agreement.

For the years ended December 31, 2013 and 2012, the Company recorded a valuation allowance of $9.3 million and $7.7 million, respectively, pertaining to state and local income tax credit carryforwards based on management’s assessment of the factors impacting the ability to realize these deferred income tax assets within the limited carryforward period available.

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to noncontrolling interests	-25.54%	-18.43%	-26.17%
Income not subject to entity level tax	-3.91%	-6.01%	-4.59%
State and local income taxes	1.93%	-5.71%	-2.15%
Foreign income taxes	0.30%	-0.82%	-0.15%
Reorganization expenses	0.09%	-20.20%	-6.27%
Other, net	-0.79%	-0.80%	0.09%
Effective Income Tax Rate	7.08%	-16.97%	-4.24%

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

As of December 31, 2013, the Company had foreign income tax credit carryforwards of approximately $13.5 million that will expire between 2017 and 2023, and state and local income tax credits of $9.3 million that will expire between 2014 and 2020. As of December 31, 2013, the Company had $79.5 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $182.7 million for state and $163.4 million for local income tax purposes that will expire between 2028 and 2032.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. In general, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2010; however, certain subsidiaries are no longer subject to income tax examinations for years prior to the following: 2007 for U.S. federal; 2006 for state and local; and 2007 for foreign jurisdictions.

As of and for the three years ended December 31, 2013, the Company was not required to establish a liability for uncertain tax positions.

13.	EARNINGS (LOSS) PER CLASS A SHARE

Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the years ended December 31, 2013, 2012 and 2011, the Company included, respectively, 1,772,757, 1,014,166 and 763,229 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings (loss) per Class A Share.

The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

	Net Income Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
Year Ended December 31, 2013	(dollars in thousands, except per share amounts)
Basic	$261,767	155,994,389	$1.68
Effect of dilutive securities:
Och-Ziff Operating Group A Units	495,386	307,951,103		-
RSUs	-	4,497,198		-
Diluted	$757,153	468,442,690	$1.62

	Net Loss Allocated to Class A Shareholders (Restated)	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share (Restated)	Number of Antidilutive Units Excluded from Diluted Calculation
Year Ended December 31, 2012 (Restated)	(dollars in thousands, except per share amounts)
Basic	$(310,723)	142,970,660	$(2.17)
Effect of dilutive securities:
Och-Ziff Operating Group A Units	-	-		300,231,866
RSUs	-	-		4,969,158
Diluted	$(310,723)	142,970,660	$(2.17)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

	Net Loss Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
Year Ended December 31, 2011 (Restated)	(dollars in thousands, except per share amounts)
Basic	$(418,990)	102,848,812	$(4.07)
Effect of dilutive securities:
Och-Ziff Operating Group A Units	-	-		297,297,974
RSUs	-	-		5,746,442
Diluted	$(418,990)	102,848,812	$(4.07)

14.	RELATED PARTY TRANSACTIONS

Due to Related Parties

Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors and the Ziffs under the tax receivable agreement. As further discussed in Note 15, the Company entered into an agreement with the executive managing directors and the Ziffs, whereby the Company would pay them a portion of any tax savings resulting from the purchase of Och-Ziff Operating Group A Units at the time of the 2007 Offerings or as a result of any subsequent exchanges of their interests for Class A Shares. The Company made payments under the tax receivable agreement to its executive managing directors and the Ziffs of $29.8 million, $20.4 million and $14.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, for tax savings realized, including interest thereon.

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

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$28,860	$25,997	$24,557
Incentive income	$70,959	$37,415	$7,947
Fees waived on investments held by related parties:
Management fees	$14,306	$13,100	$13,574
Incentive income	$32,045	$16,743	$1,287

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the years ended December 31, 2013, 2012 and 2011 the Company charged Mr. Och $784 thousand, $375 thousand and $839 thousand, respectively, for his personal use of the aircraft.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

In connection with the contributions by former executive managing directors in 2011, the Company recorded the following:

Year Ended December 31, 2011
(dollars in thousands)
Decrease in amounts payable under tax receivable agreement	$4,601
Decrease in deferred income tax assets related to income tax expense expected to be incurred as a result of the payments to the Och-Ziff Operating Group	398
Increase in paid-in capital	723
Increase in noncontrolling interests	3,480

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

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
2014	$43,169
2015	49,928
2016	52,524
2017	55,228
2018	58,036
Thereafter	521,820
Total Payments	$780,705

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York expiring in 2029 and various other operating leases for its offices in London, Hong Kong, Mumbai, Beijing and Dubai expiring on various dates through 2024. The Company also has operating leases for other locations, as well as operating and capital leases on computer hardware. Certain operating leases allow for rent holiday periods. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account these rent holiday periods.

The table below presents total future minimum lease payments for operating leases with original or remaining noncancelable lease terms in excess of one year as of December 31, 2013. Future minimum lease payments for capital leases were not material as of December 31, 2014.

Operating Leases
(dollars in thousands)
2014	$20,750
2015	22,250
2016	23,756
2017	23,752
2018	19,679
Thereafter	200,418
Total Minimum Lease Payments	$310,605

For the years ended December 31, 2013, 2012 and 2011, the Company recorded rent expense on a straight-line basis of $19.6 million, $17.7 million, and $17.2 million, respectively, within general, administrative and other expenses in the consolidated statements of comprehensive income (loss).

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

Beginning in 2011, and from time to time thereafter, the Company has received subpoenas from the Securities and Exchange Commission and requests for information from the U.S. Department of Justice in connection with an investigation involving the FCPA and related laws.  The investigation concerns an investment by a foreign sovereign wealth fund in some of the Och-Ziff funds in 2007 and investments by some of the funds, both directly and indirectly, in a number of companies in Africa.  At this time, the Company is unable to determine how the investigation will be resolved and what impact, if any, it will have.  An adverse outcome could have a material effect on the Company’s consolidated financial statements.

Investment Commitments

From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds. The Company generally only manages these funds and is not an investor in the funds.

The Company has committed to fund a portion of the operating budget for a joint venture. The amount of the commitment will be equal to the actual costs incurred in the projects the joint venture manages, as determined by the Company and its joint venture partner. The joint venture periodically returns substantially all of the cash that is contributed by the Company, as expenses incurred by the joint venture are generally reimbursed by the projects it manages.

Certain of the Company’s executive managing directors, collectively, have capital commitments to a fund managed by the Company of up to $30.0 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

•

Reorganization expenses related to the 2007 Offerings, equity-based compensation expenses and depreciation and amortization expenses, as management does not consider these non-cash expenses to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

•

Changes in the tax receivable agreement liability, net gains on early retirement of debt and net gains (losses) on investments in Och-Ziff funds, as management does not consider these to be reflective of operating performance.

•

Amounts related to the consolidated Och-Ziff funds, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total assets under management and fund performance. The Company also defers the recognition of incentive income allocations from the consolidated Och-Ziff funds until all clawback contingencies are resolved, consistent with the revenue recognition policy for the funds the Company does not consolidate.

In addition, expenses related to compensation and profit-sharing arrangements based on fund investment performance are recognized at the end of the relevant performance measurement period, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the respective fund.

Finally, management reviews Economic Income revenues by presenting management fees net of recurring placement and related service fees, rather than considering these fees an expense, and by excluding the impact of eliminations related to the consolidated Och-Ziff funds.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Och-Ziff Funds Segment Results

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$1,619,573	$1,080,743	$538,305
Economic Income	$1,104,236	$695,191	$272,936

Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)
	(dollars in thousands)
Total consolidated revenues	$1,895,923	$1,226,602	$616,424
Adjustment to management fees(1)	(10,668)	(14,400)	(14,665)
Adjustment to incentive income(2)	6,031	4,707	-
Other Operations revenues	(10,914)	(10,724)	(15,171)
Income of consolidated Och-Ziff funds	(260,799)	(125,442)	(48,283)
Economic Income Revenues - Och-Ziff Funds Segment	$1,619,573	$1,080,743	$538,305

(1)

Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

Reconciliation of Och-Ziff Funds Economic Income to Net Income (Loss) Allocated to Class A Shareholders

	Year Ended December 31,
	2013	2012 (Restated)	2011 (Restated)
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders	$261,767	$(310,723)	$(418,990)
Net income (loss) allocated to the Och-Ziff Operating Group A Units	616,843	(538,055)	(1,088,514)
Equity-based compensation, net of RSUs settled in cash	120,125	86,006	128,916
Income taxes	95,687	82,861	59,581
Incentive income allocations from consolidated funds subject to clawback	(40,137)	(36,418)	-
Allocations to Och-Ziff Operating Group D Units	19,954	9,296	2,433
Reorganization expenses	16,087	1,396,882	1,614,363
Changes in tax receivable agreement liability	(8,514)	(13,428)	(21,768)
Depreciation and amortization	8,251	9,362	9,676
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	7,854	-	600
Other Operations	5,540	1,077	(836)
Net gains on early retirement of debt	-	-	(12,494)
Other adjustments	779	8,331	(31)
Economic Income - Och-Ziff Funds Segment	$1,104,236	$695,191	$272,936

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

17.	SUBSEQUENT EVENTS

Dividend

On February 6, 2014, the Company announced a cash dividend of $1.12 per Class A Share. The dividend was paid on February 25, 2014 to holders of record as of the close of business on February 18, 2014.

Aircraft Credit Facility

On February 14, 2014, we entered into a secured multiple draw term loan agreement (the “Aircraft Loan”) for up to $59.0 million to finance the purchase of a new corporate aircraft expected to be delivered in the first quarter of 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors and OZ Advisors II. A $16.0 million borrowing was made to fund a progress payment due in February 2014. Amounts borrowed prior to aircraft delivery to fund progress payments under the aircraft purchase agreement bear interest at a rate of LIBOR plus 1.40%.  Following aircraft delivery, the Company will have the option of selecting a 5- or 7-year term with either a fixed or floating interest rate, which rate will vary based on the term selected. There are no financial covenants associated with the Aircraft Loan. No principal payments are due prior to aircraft delivery; however, the Aircraft Loan will become due if the aircraft is not delivered by October 30, 2015. Following aircraft delivery, borrowings under the Aircraft Loan will be payable in installments for the term of the facility, with a balloon payment due upon maturity.  The amount of the installment and balloon payments will be determined based upon the selection of either a 5- or 7-year term. The Aircraft Loan includes other customary terms and conditions, including customary events of default and covenants.

On March 13, 2014, OZ Management, OZ Advisors, OZ Advisors II and one of the Company’s other subsidiaries entered into a waiver with the lender under the Company’s Aircraft Loan in order to waive any breach or violation of any provision of the Aircraft Loan documents that may result from the restatements and reclassifications discussed in Note 2, including any defaults or events of default that might result therefrom (including by way of cross-default).

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS — UNAUDITED

The following tables present the Company’s unaudited, summarized quarterly results and balance sheet information for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	First (Restated)	Second (Restated)	Third (Restated)	Fourth
	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$286,211	$229,164	$279,767	$1,100,781
Total expenses	110,365	140,272	142,455	433,787
Total other income	107,555	36,180	43,612	95,121
Income taxes	25,295	13,103	11,996	45,293
Consolidated Net Income	$258,106	$111,969	$168,928	$716,822
Allocation of Consolidated Net Income
Class A Shareholders	$30,035	$3,818	$28,852	$199,062
Noncontrolling interests	225,792	107,721	137,643	514,667
Redeemable noncontrolling interests	2,279	430	2,433	3,093
	$258,106	$111,969	$168,928	$716,822

Earnings Per Class A Share
Basic	$0.20	$0.03	$0.18	$1.21
Diluted	$0.20	$0.02	$0.15	$1.13

Weighted-Average Class A Shares Outstanding
Basic	150,646,754	152,016,631	156,752,496	164,402,184
Diluted	151,625,895	155,900,015	475,281,312	478,231,474

Selected Balance Sheet Data
Cash and cash equivalents	$225,072	$242,181	$283,241	$189,974
Assets of consolidated Och-Ziff funds	3,565,272	4,346,853	4,299,177	4,711,189
Total assets	4,876,877	5,599,317	5,676,873	6,869,274
Debt obligations	387,073	386,105	385,140	384,177
Liabilities of consolidated Och-Ziff funds	2,011,924	2,644,240	2,608,218	3,042,395
Total liabilities	3,192,475	3,829,921	3,846,721	4,577,667
Redeemable noncontrolling interests	29,709	42,973	67,675	76,583
Shareholders' deficit attributable to Class A Shareholders	(317,965)	(352,146)	(318,934)	(133,721)
Shareholders' equity attributable to noncontrolling interests	1,972,658	2,078,569	2,081,411	2,348,745
Total shareholders' equity	1,654,693	1,726,423	1,762,477	2,215,024

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS — UNAUDITED

	Year Ended December 31, 2012
	First (Restated)	Second (Restated)	Third (Restated)	Fourth (Restated)
	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$140,924	$178,422	$172,545	$734,711
Total expenses	471,589	476,140	480,862	499,365
Total other income	76,506	8,482	56,775	71,221
Income taxes	15,134	14,175	19,920	33,632
Consolidated Net Income (Loss)	$(269,293)	$(303,411)	$(271,462)	$272,935
Allocation of Consolidated Net Income (Loss)
Class A Shareholders	$(121,732)	$(113,957)	$(126,475)	$51,441
Noncontrolling interests	(147,561)	(189,454)	(145,807)	220,622
Redeemable noncontrolling interests	-	-	820	872
	$(269,293)	$(303,411)	$(271,462)	$272,935

Earnings (Loss) Per Class A Share
Basic	$(0.86)	$(0.80)	$(0.88)	$0.35
Diluted	$(0.86)	$(0.80)	$(0.88)	$0.35

Weighted-Average Class A Shares Outstanding
Basic	140,894,185	141,722,881	143,477,776	145,751,664
Diluted	140,894,185	141,722,881	143,477,776	445,740,036

Selected Balance Sheet Data
Cash and cash equivalents	$149,667	$171,207	$185,333	$162,485
Assets of consolidated Och-Ziff funds	943,910	1,106,705	1,911,592	2,850,754
Total assets	2,140,550	2,337,765	3,136,980	4,597,676
Debt obligations	381,793	389,990	389,015	388,043
Liabilities of consolidated Och-Ziff funds	125,406	183,849	693,697	1,297,096
Total liabilities	1,299,282	1,371,402	1,896,646	2,677,495
Redeemable noncontrolling interests	-	-	7,820	8,692
Shareholders' deficit attributable to Class A Shareholders	(352,005)	(345,472)	(357,526)	(248,921)
Shareholders' equity attributable to noncontrolling interests	1,193,273	1,311,835	1,590,040	2,160,410
Total shareholders' equity	841,268	966,363	1,232,514	1,911,489
These results were prepared in accordance with GAAP and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

The Company generally does not recognize incentive income during the first three quarters of the year other than amounts earned as a result of fund investor redemptions during the period or amounts earned from fund investors with measurement periods longer than one year. Additionally, compensation and benefits generally comprise a significant portion of total expenses, with discretionary cash bonuses comprising a large portion of total compensation and benefits expense. These cash bonuses are based on total annual revenues, which are significantly influenced by incentive income earned by the Company at the end of the year. Annual discretionary bonuses are generally determined and expensed in the fourth quarter each year.

Restatements and Reclassifications

As discussed in Note 2 to the Company’s consolidated financial statements included in this annual report, the Company restated the quarterly amounts previously reported in its 2012 third quarter and 2013 first through third quarters Form 10-Qs and in its 2012 Form 10-K due to material adjustments necessary to give effect to the consolidation of the Company’s CLOs. In addition, due to a change related to the accounting for previously deferred incentive income allocations from the consolidated Och-Ziff funds that remained subject to clawback, as well as the presentation of redeemable noncontrolling interests, the Company adjusted the prior period amounts presented above to conform to the current period presentation. See Note 2 for additional information.