Form 10-Q
period 2014-03-31
Och-Ziff Capital Management Group LLC
filed 2014-05-02
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of April 24, 2014, there were 170,691,591 Class A Shares and 301,884,116 Class B Shares outstanding.

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

References to “our funds” or the “Och-Ziff funds” refer to the multi-strategy funds, credit funds, collateralized loan obligations (“CLOs”), real estate funds, equity funds and other alternative investment vehicles for which we provide asset management services. References to “Special Investments” refer to investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance.

No statements herein, available on our website or in any of the materials we file with the U.S. Securities and Exchange Commission, which we refer to as the “SEC,” constitute, or should be viewed as constituting, an offer of any Och-Ziff fund.

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

If one or more of these or other risks or uncertainties materialize, or if our assumptions or estimates prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors are not and should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risks that are included in our filings with the SEC, including but not limited to our annual report on Form 10-K for the year ended December 31, 2013, filed on March 18, 2014, which we refer to as our “Annual Report.”

There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. The forward-looking statements contained in this report are made only as of the date of this report. We do not undertake to update any forward-looking statement because of new information, future developments or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS – UNAUDITED

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Assets
Cash and cash equivalents	$311,181	$189,974
Income and fees receivable	64,496	942,589
Due from related parties	2,733	5,314
Deferred income tax assets	918,301	934,658
Other assets, net	126,753	85,550
Assets of consolidated Och-Ziff funds:
Investments, at fair value	4,821,362	4,608,418
Other assets of Och-Ziff funds	113,095	102,771
Total Assets	$6,357,921	$6,869,274

Liabilities and Shareholders' Equity
Liabilities
Due to related parties	$782,078	$782,667
Debt obligations	399,216	384,177
Compensation payable	15,112	307,495
Other liabilities	76,046	60,933
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	2,772,455	2,763,977
Securities sold under agreements to repurchase	270,758	257,691
Other liabilities of Och-Ziff funds	20,079	20,727
Total Liabilities	4,335,744	4,577,667

Commitments and Contingencies (Note 14)

Redeemable Noncontrolling Interests (Note 3)	312,484	76,583

Shareholders' Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 170,684,241 and 169,641,610 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	-	-
Class B Shares, no par value, 750,000,000 shares authorized, 301,884,116 and 301,884,116 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	-	-
Paid-in capital	2,974,925	2,958,324
Appropriated retained earnings	9,096	12,872
Accumulated deficit	(3,277,160)	(3,104,917)
Shareholders' deficit attributable to Class A Shareholders	(293,139)	(133,721)
Shareholders' equity attributable to noncontrolling interests	2,002,832	2,348,745
Total Shareholders' Equity	1,709,693	2,215,024
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$6,357,921	$6,869,274

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended March 31,
	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Revenues
Management fees	$158,770	$128,798
Incentive income	52,093	100,160
Other revenues	446	961
Income of consolidated Och-Ziff funds	74,171	56,292
Total Revenues	285,480	286,211

Expenses
Compensation and benefits	65,855	51,415
Reorganization expenses	4,021	4,021
Interest expense	1,666	1,730
General, administrative and other	35,912	37,873
Expenses of consolidated Och-Ziff funds	38,677	15,326
Total Expenses	146,131	110,365

Other Income
Net gains on investments in Och-Ziff funds and joint ventures	5,483	305
Net gains of consolidated Och-Ziff funds	54,499	107,250
Total Other Income	59,982	107,555

Income Before Income Taxes	199,331	283,401
Income taxes	33,591	25,295
Consolidated and Total Comprehensive Net Income	$165,740	$258,106

Allocation of Consolidated and Total Comprehensive Net Income
Class A Shareholders	$23,852	$30,035
Noncontrolling interests	132,065	225,792
Redeemable noncontrolling interests	9,823	2,279
	$165,740	$258,106

Earnings Per Class A Share
Basic	$0.14	$0.20
Diluted	$0.14	$0.20

Weighted-Average Class A Shares Outstanding
Basic	171,920,763	150,646,754
Diluted	175,925,367	151,625,895

Dividends Paid per Class A Share	$1.12	$0.75

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Earnings	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity
			(dollars in thousands)
As of December 31, 2013	169,641,610	301,884,116	$2,958,324	$12,872	$(3,104,917)	$(133,721)	$2,348,745	$2,215,024
Capital contributions	-	-	-	-	-	-	38,721	38,721
Capital distributions	-	-	-	-	-	-	(537,661)	(537,661)
Cash dividends declared on Class A Shares	-	-	-	-	(190,210)	(190,210)	-	(190,210)
Dividend equivalents on Class A restricted share units	-	-	5,885	-	(5,885)	-	-	-
Equity-based compensation	342,631	-	8,805	-	-	8,805	14,816	23,621
Och-Ziff Operating Group A Unit exchanges (See Note 3)	700,000	-	652	-	-	652	-	652
Impact of changes in Och-Ziff Operating Group ownership (See Note 3)	-	-	(49)	-	-	(49)	49	-
Acquisition of noncontrolling interests	-	-	(141)			(141)	(251)	(392)
Allocation of losses of consolidated CLOs	-	-	-	(3,776)	-	(3,776)	3,776	-
Impact of amortization of Reorganization charges on capital	-	-	1,449	-	-	1,449	2,572	4,021
Total comprehensive net income (excludes $9,823 allocated to redeemable noncontrolling interests)	-	-	-	-	23,852	23,852	132,065	155,917
As of March 31, 2014	170,684,241	301,884,116	$2,974,925	$9,096	$(3,277,160)	$(293,139)	$2,002,832	$1,709,693

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Three Months Ended March 31,
	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income	$165,740	$258,106
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Reorganization expenses	4,021	4,021
Amortization of equity-based compensation	27,130	22,718
Depreciation and amortization	1,828	2,320
Deferred income taxes	21,350	21,506
Operating cash flows due to changes in:
Income and fees receivable	878,093	480,709
Due from related parties	2,581	1,646
Other assets, net	(9,673)	1,841
Due to related parties	(4,282)	19
Compensation payable	(292,383)	(203,627)
Other liabilities	14,067	(1,882)
Consolidated Och-Ziff funds related items:
Realized gains of consolidated Och-Ziff funds	(48,067)	(96,632)
Change in unrealized gains of consolidated Och-Ziff funds	(14,910)	(17,002)
Change in unrealized losses of notes payables of consolidated CLOs	8,478	6,384
Purchases of investments	(1,232,039)	(855,121)
Proceeds from sale of investments	1,082,074	752,694
Other assets of consolidated Och-Ziff funds	(10,324)	141,173
Securities sold under agreements to repurchase	13,067	57,116
Other liabilities of consolidated Och-Ziff funds	(648)	5,260
Net Cash Provided by Operating Activities	606,103	581,249

Cash Flows from Investing Activities
Deposit on corporate aircraft	(16,000)	-
Investment in Och-Ziff funds	(15,193)	-
Other, net	(2,167)	(1,971)
Net Cash Used in Investing Activities	(33,360)	(1,971)

Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	264,801	123,491
Distributions to noncontrolling and redeemable noncontrolling interests	(537,661)	(527,395)
Dividends on Class A Shares	(190,210)	(110,918)
Borrowings under Aircraft Loan	16,000	-
Other, net	(4,466)	(1,869)
Net Cash Used in Financing Activities	(451,536)	(516,691)
Net Change in Cash and Cash Equivalents	121,207	62,587
Cash and Cash Equivalents, Beginning of Period	189,974	162,485
Cash and Cash Equivalents, End of Period	$311,181	$225,072

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED – (Continued)

	Three Months Ended March 31,
	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$1,615	$1,609
Income taxes	$3,110	$1,905
Non-cash transactions:
Assets related to the initial consolidation of CLOs	$-	$639,631
Liabilities related to the initial consolidation of CLOs	$-	$646,067

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

1.OVERVIEW

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai, Beijing and Dubai. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, credit funds, collateralized loan obligations (“CLOs”), real estate funds, equity funds and other alternative investment vehicles.

The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the Och-Ziff funds.

The Company conducts substantially all of its operations through its one reportable segment, the Och-Ziff Funds segment, which provides asset management services to its multi-strategy funds, credit funds, CLOs, equity funds and other alternative investment vehicles. The Company’s Other Operations are primarily comprised of its real estate business, which provides asset management services to its real estate funds. The businesses included in the Company’s Other Operations do not meet the thresholds of reportable business segments under U.S. generally accepted accounting principles (“GAAP”).

The Company generates substantially all of its revenues in the United States. The liability of the Company’s Class A Shareholders is limited to the extent of their capital contributions.

The Company conducts substantially all of its operations through OZ Management LP, OZ Advisors LP and OZ Advisors II LP and their consolidated subsidiaries (collectively, the “Och-Ziff Operating Group”). References to the Company’s “executive managing directors” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP other than the Ziffs and the Company’s intermediate holding companies, including the Company’s founder, Mr. Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. References to the Company’s “active executive managing directors” refer to executive managing directors who remain active in the Company’s business and certain employees with the title executive managing director. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons. References to the Company’s “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation (“Och-Ziff Corp”) and Och-Ziff Holding LLC, both of which are wholly owned subsidiaries of the Registrant.

2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited, interim, consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, primarily because of the majority of incentive income and discretionary cash bonuses being recorded in the fourth quarter each year. All significant intercompany transactions and balances have been eliminated in consolidation.

As discussed in Note 17, the Company restated the quarterly amounts previously reported in its Form 10-Qs for the first through third quarters of 2013. See Note 17 for additional information.

Recently Adopted Accounting Pronouncements

None of the changes to GAAP that went into effect in the three months ended March 31, 2014 has had a material effect on the Company’s consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

Future Adoption of Accounting Pronouncements

None of the changes to GAAP that are not yet effective is expected to have a material effect on the Company’s consolidated financial statements.

3.NONCONTROLLING INTERESTS

Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and primarily relate to the Och-Ziff Operating Group A Units held by the Company’s executive managing directors and the Ziffs, and fund investors’ interests in the consolidated Och-Ziff funds. Net income allocated to the Och-Ziff Operating Group A Units is driven by the earnings of the Och-Ziff Operating Group. Net income allocated to fund investors’ interests in consolidated Och-Ziff funds is driven by the earnings of those funds, including the net difference in the fair value of CLO assets and liabilities that are subsequently reclassified to appropriated retained earnings on the consolidated balance sheets.

The following table presents the components of the net income allocated to noncontrolling interests:

	Three Months Ended March 31,
	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Och-Ziff Operating Group A Units	$73,581	$105,879
Consolidated Och-Ziff funds	58,241	116,518
Other	243	3,395
	$132,065	$225,792

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Och-Ziff Operating Group A Units	$473,127	$788,689
Consolidated Och-Ziff funds	1,527,568	1,558,435
Other	2,137	1,621
	$2,002,832	$2,348,745

The following table presents the activity in redeemable noncontrolling interests as presented in the consolidated balance sheets:

Three Months Ended March 31, 2014
(dollars in thousands)
Beginning balance	$76,583
Capital contributions	226,078
Total comprehensive income	9,823
Ending Balance	$312,484

Och-Ziff Operating Group Ownership

The Company’s interest in the Och-Ziff Operating Group increased to 36.1% as of March 31, 2014, from 35.9% as of December 31, 2013. Increases in the Company’s interest in the Och-Ziff Operating Group were driven by the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares and the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”). In the future, the Company expects to issue additional equity awards relating to Class A Shares under its 2013 Incentive Plan. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

Operating Group A Units and vesting of RSUs. These increases will be offset upon any conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.

Och-Ziff Operating Group A Unit Exchanges

During the first quarter of 2014, the Company issued 700,000 Class A Shares in connection with the Ziffs’ exchange of an equal number of Och-Ziff Operating Group A Units. As a result, the Company recorded an increase to shareholders’ equity related to deferred income tax assets resulting from the exchange, net of an increase in the tax receivable agreement liability.

4.FAIR VALUE DISCLOSURES

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

The assets and liabilities presented in the tables below belong to the investors in the consolidated funds. The Company has a minimal, if any, investment in these funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

Fair Value Measurements Categorized within the Fair Value Hierarchy

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2014:

	As of March 31, 2014
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Bank debt	$-	$1,413,368	$1,323,441	$-	$2,736,809
Real estate investments	-	-	620,036	-	620,036
Investments in affiliated credit funds	-	-	431,108	-	431,108
Residential mortgage-backed securities	-	-	399,791	-	399,791
Collateralized debt obligations	-	-	210,823	-	210,823
Energy and natural resources limited partnerships	-	-	146,509	-	146,509
Commercial real estate debt	-	-	132,537	-	132,537
United States government obligations	68,374	-	-	-	68,374
Corporate bonds	-	33,808	849	-	34,657
Asset-backed securities	-	-	25,508	-	25,508
Commercial mortgage-backed securities	-	-	9,826	-	9,826
Common and preferred stock	-	-	2,801	-	2,801
Other investments	677	-	1,950	(44)	2,583
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$69,051	$1,447,176	$3,305,179	$(44)	$4,821,362

Senior secured notes payable of consolidated CLOs	-	-	2,515,873	-	2,515,873
Subordinated notes payable of consolidated CLOs	-	-	256,582	-	256,582
Notes payable of consolidated CLOs, at fair value	-	-	2,772,455	-	2,772,455
Other liabilities, included within other liabilities of Och-Ziff funds	3,489	151	562	(44)	4,158
Financial Liabilities, at Fair Value	$3,489	$151	$2,773,017	$(44)	$2,776,613

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2013:

	As of December 31, 2013
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Bank debt	$-	$1,551,892	$1,180,831	$-	$2,732,723
Real estate investments	-	-	633,311	-	633,311
Residential mortgage-backed securities	-	-	400,510	-	400,510
Collateralized debt obligations	-	-	205,026	-	205,026
Investments in affiliated credit funds	-	-	188,454	-	188,454
Energy and natural resources limited partnerships	-	-	158,759	-	158,759
United States government obligations	97,741	-	-	-	97,741
Commercial real estate debt	-	-	93,445	-	93,445
Corporate bonds	-	38,228	817	-	39,045
Asset-backed securities	-	-	34,627	-	34,627
Commercial mortgage-backed securities	-	-	20,530	-	20,530
Common and preferred stock	-	-	1,562	-	1,562
Other investments	964	87	1,730	(96)	2,685
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$98,705	$1,590,207	$2,919,602	$(96)	$4,608,418

Senior secured notes payable of consolidated CLOs	-	-	2,508,338	-	2,508,338
Subordinated notes payable of consolidated CLOs	-	-	255,639	-	255,639
Notes payable of consolidated CLOs, at fair value	-	-	2,763,977	-	2,763,977
Other liabilities, included within other liabilities of Och-Ziff funds	3,066	19	800	(96)	3,789
Financial Liabilities, at Fair Value	$3,066	$19	$2,764,777	$(96)	$2,767,766

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

Reconciliation of Fair Value Measurements Categorized within Level III

The Company assumes that any transfers between Level I, Level II or Level III during the period occur at the beginning of the period. Amounts related to the initial consolidation of the Company’s CLOs are included within investment purchases in the tables below.

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the three months ended March 31, 2014:

	Balance as of December 31, 2013	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of March 31, 2014
	(dollars in thousands)
Bank debt	$1,180,831	$222,419	$(196,218)	$445,713	$(332,171)	$-	$2,867	$1,323,441
Real estate investments	633,311	-	-	15,314	(48,588)	-	19,999	620,036
Investments in affiliated credit funds	188,454	-	-	240,105	(12,045)	-	14,594	431,108
Residential mortgage-backed securities	400,510	-	-	86,365	(104,866)	-	17,782	399,791
Collateralized debt obligations	205,026	-	-	51,306	(57,972)	-	12,463	210,823
Energy and natural resources limited partnerships	158,759	-	-	3,153	(14,191)	-	(1,212)	146,509
Commercial real estate debt	93,445	-	-	40,286	(1,493)	-	299	132,537
Corporate bonds	817	-	-	-	-	-	32	849
Asset-backed securities	34,627	-	-	-	(8,207)	-	(912)	25,508
Commercial mortgage- backed securities	20,530	-	-	-	(13,321)	-	2,617	9,826
Common and preferred stock	1,562	-	-	1,455	(566)	-	350	2,801
Other investments (including derivatives, net)	930	69	-	-	-	433	(44)	1,388
	$2,918,802	$222,488	$(196,218)	$883,697	$(593,420)	$433	$68,835	$3,304,617

Transfers out of Level III presented in the table above resulted from the fair values of certain securities becoming market observable, with fair value determined using independent pricing services. Transfers into Level III presented in the table above resulted from the valuation of certain investments with decreased market observability, with fair values determined using broker quotes or independent pricing services utilizing unobservable inputs. There were no transfers between Levels I and II during the period presented above.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the three months ended March 31, 2013:

(Restated - See Note 17)	Balance as of December 31, 2012	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of March 31, 2013
	(dollars in thousands)
Bank debt	$384,578	$28,020	$-	$982,334	$(220,010)	$-	$8,614	$1,183,536
Real estate investments	615,634	-	-	80,659	(112,872)	-	66,744	650,165
Investments in affiliated credit funds	88,298	-	-	40,581	(61,203)	-	9,138	76,814
Residential mortgage-backed securities	260,410	-	-	83,901	(60,705)	-	9,897	293,503
Collateralized debt obligations	265,722	-	-	24,363	(49,287)	-	21,694	262,492
Energy and natural resources limited partnerships	167,467	-	-	5,727	(53,269)	-	(8,299)	111,626
Commercial real estate debt	151,275	-	-	12,112	(13,868)	-	1,382	150,901
Corporate bonds	-	-	-	3,117	(3,148)	-	31	-
Asset-backed securities	12,234	-	-	-	(1,359)	-	(75)	10,800
Commercial mortgage- backed securities	41,961	-	-	9,517	(10,888)	-	1,594	42,184
Common and preferred stock	47,002	-	-	-	(4,819)	-	1,159	43,342
Other investments (including derivatives, net)	(904)	-	-	-	-	(3,765)	3,346	(1,323)
	$2,033,677	$28,020	$-	$1,242,311	$(591,428)	$(3,765)	$115,225	$2,824,040
Transfers out of Level III presented in the table above resulted from the fair values of certain securities becoming market observable, with fair value determined using independent pricing services. Transfers into Level III presented in the table above resulted from the valuation of certain investments with decreased market observability, with fair values determined using broker quotes or independent pricing services utilizing unobservable inputs. There were no transfers between Levels I and II during the period presented above.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Bank debt	$1,847	$8,400
Real estate investments	16,883	57,336
Investments in affiliated credit funds	3,735	2,252
Residential mortgage-backed securities	9,950	2,298
Collateralized debt obligations	7,046	7,909
Energy and natural resources limited partnerships	(1,391)	(31,497)
Commercial real estate debt	226	1,000
Corporate bonds	27	-
Asset-backed securities	(1,090)	(91)
Commercial mortgage-backed securities	(35)	(1,375)
Common and preferred stock	325	850
Other investments (including derivatives, net)	328	640
	$37,851	$47,722

The tables below summarize the changes in the notes payable of consolidated CLOs for the three months ended March 31, 2014 and 2013. The amounts presented within net gains (losses) of consolidated Och-Ziff funds represent the net change in unrealized gains (losses) on the notes payable of consolidated CLOs. These amounts all relate to liabilities still in existence as of each respective balance sheet date. Amounts related to the initial consolidation of the Company’s CLOs are included within issuances in the tables below.

	Balance as of December 31, 2013	Issuances	Net Losses of Consolidated Och-Ziff Funds	Balance as of March 31, 2014
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,508,338	-	7,535	$2,515,873
Subordinated notes payable of consolidated CLOs	255,639	-	943	256,582
	$2,763,977	$-	$8,478	$2,772,455

(Restated - See Note 17)	Balance as of December 31, 2012	Issuances	Net (Gains) Losses of Consolidated Och-Ziff Funds	Balance as of March 31, 2013
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$956,693	$577,784	$8,969	$1,543,446
Subordinated notes payable of consolidated CLOs	104,852	68,250	(2,585)	170,517
	$1,061,545	$646,034	$6,384	$1,713,963

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

MARCH 31, 2014

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

Collateralized Debt Obligations; Residential and Commercial Mortgage-Backed Securities; Commercial Real Estate Debt; Common and Preferred Stock; Corporate Bonds; Asset-Backed Securities; Bank Debt; Notes Payable of Consolidated CLOs

The fair value of investments in collateralized debt obligations, residential and commercial mortgage-backed securities, commercial real estate debt, common and preferred stock, corporate bonds, asset-backed securities, bank debt and notes payable of consolidated CLOs that do not have readily ascertainable fair values is generally determined using broker quotes or valuations from independent pricing services. For month-end valuations, the Company generally receives one to four broker quotes for each security, depending on the type of security being valued. These broker quotes are generally non-binding or indicative in nature. The Company verifies that these broker quotes are reflective of fair value as defined in GAAP generally through procedures such as comparison to independent pricing services, back testing procedures, review of stale pricing reports and performance of other due diligence procedures as may be deemed necessary. Historically, the Company has only adjusted a small number of broker quotes when used in determining final valuations for securities as a result of these procedures.

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

The significant unobservable inputs used in the fair value measurement of the Company’s residential mortgage-backed securities, commercial real estate debt, corporate bonds, asset-backed securities and bank debt that are not valued using broker quotes are discount rates, credit spreads, comparability adjustments and yields. Significant increases (decreases) in the discount rates, credit spreads, comparability adjustments and yields in isolation would be expected to result in a significantly lower (higher) fair value measurement.

During the first quarter of 2014, the Company changed the valuation methodology for its senior secured notes payable of consolidated CLOs from discounted cash flows to broker quote. The use of broker quotes is generally consistent with the valuation methodologies of the Company's other credit-related assets.

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

The fair value for certain energy and natural resources limited partnership investments is based on the net asset value of the underlying fund. This amount represents a certain consolidated fund’s investment into another fund managed by the Company. The investee invests primarily in energy and natural resource investments. The fund may not redeem its investment into the investee prior to liquidation. The fund will receive distributions from the investee as investments are sold, the timing of which cannot be estimated. The consolidated fund has $49.8 million of unfunded commitments that will be funded by capital contributions from investors in the fund, as the Company is not an investor in the fund.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

The significant unobservable inputs used in the fair value measurement of the Company’s energy and natural resources limited partnerships are discount rates, EBITDA multiples, price per acre, production multiples, EV/risked prospective resources, price of natural gas per thousand cubic feet, price of oil per barrel, scenario analysis weightings, well risking and energy differentials. Significant increases (decreases) in the discount rates, well risking and energy differentials in isolation would be expected to result in a lower (higher) fair value measurement. Significant increases (decreases) in the EBITDA multiples, price per acre, production multiples, EV/risked prospective resources, price of natural gas per thousand cubic feet and price of oil per barrel in isolation would be expected to result in a significantly higher (lower) fair value measurement. Significant adjustments to the scenario analysis weightings would be expected to result in an adjustment to the fair value based on the qualitative analysis of the weightings selection.

Investments in Affiliated Credit Funds

The fair value of investments in affiliated credit funds relates to consolidated feeder funds’ investments into their related master funds. The Company is not an investor of these feeder funds or master funds. The fair value of these investments is based on the consolidated feeder funds’ proportionate share of the respective master funds’ net asset value. These master funds invest primarily in credit-related strategies. Approximately 69% of these investments can be redeemed and paid to investors in the feeder fund after an initial lock-up period of one to three years, after which the feeder fund may redeem its investment on a quarterly basis upon 90 days’ prior written notice. The Company, as investment manager of the master fund, has the option (not exercised to date) to suspend redemptions in certain situations. The remaining 31% relates to a feeder fund that is not able to redeem its investment in the master fund prior to liquidation, the timing of which cannot be estimated. The feeder fund will receive distributions from the master fund as investments are sold, the timing of which cannot be estimated due to the illiquid nature of the investments held by the master fund. The consolidated feeder funds have $119.6 million of unfunded commitments that will be funded by capital contributions from investors in the feeder funds, as the Company is not an investor in the feeder funds or master funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of March 31, 2014.

	Fair Value at
	March 31, 2014			Range
Type of Investment or Liability	(in thousands)	Valuation Technique	Unobservable Input	(Weighted-Average)
Bank debt	$1,297,900	Independent pricing services	n/a
	12,327	Market comparables	Yield	13%
	12,809	Broker quotes	n/a
	405	Discounted cash flow	Yield	5%
Real estate investments	$587,415	Discounted cash flow	Discount rate	5% to 36% (21%)
			Cash flow growth rate	-22% to 126% (3%)
			Capitalization rate	5% to 14% (8%)
			Price per square foot	$57.26 to $553.41 ($169.61)
			Absorption rate per year	3% to 31% (13%)
			Exit multiple	6.1x
	32,621	Market comparables	Capitalization rate	7%
Investments in affiliated credit funds	$431,108	Net asset value	n/a
Residential mortgage-backed securities	$391,079	Broker quotes	n/a
	8,712	Discounted cash flow	Discount rate	21%
			Credit spread	1225 bps
Collateralized debt obligations	$210,823	Broker quotes	n/a
Energy and natural resources limited partnerships	$91,596	Net asset value	n/a
	25,905	Scenario analysis	Discount rate	10%
			EBITDA multiple	6.3x
			Price of natural gas per thousand cubic feet	$4.62
			Price of oil per barrel	$80.00
			Price per acre	$1,750.00
			Production multiple (price per thousand cubic feet equivalent per day)	$6,250.00
	20,800	Sum of the parts	Discount rate	15%
			EBITDA multiple	6.0x
			EV/risked prospective resources	1.3x
			Price of natural gas per thousand cubic feet	$4.62
			Price of oil per barrel	$80.00
			Price per acre	$50.00 to $500.00 ($472.86)
			Scenario analysis weightings	20% to 80% (50%)
			Well risking	75%
	8,202	Discounted cash flow	Discount rate	15%
			Energy differentials	7%
			Price of natural gas per thousand cubic feet	$4.62
			Price of oil per barrel	$80.00
	6	Broker quotes	n/a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

	Fair Value at
	March 31, 2014			Range
Type of Investment or Liability	(in thousands)	Valuation Technique	Unobservable Input	(Weighted-Average)
Commercial real estate debt	$84,426	Market comparables	Comparability adjustment	2%
			Discount rate	50%
			Yield	10% to 17% (12%)
	43,225	Discounted cash flow	Discount rate	18% to 20% (19%)
	4,886	Independent pricing services	n/a
Corporate bonds	$435	Market comparables	Yield	16%
	414	Broker quotes	n/a
Asset-backed securities	$20,811	Broker quotes	n/a
	4,697	Discounted cash flow	Discount rate	13%
Commercial mortgaged-backed securities	$9,826	Broker quotes	n/a
Common and preferred stock	$2,801	Broker quotes	n/a
Senior secured notes payable of consolidated CLOs	$2,515,873	Broker quotes	n/a
Subordinated notes payable of consolidated CLOs	$256,582	Broker quotes	n/a

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

MARCH 31, 2014

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

MARCH 31, 2014

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

Fair Value of Other Financial Instruments

Management estimates that the fair value of the $383.2 million outstanding under the Company’s delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”) was approximately 96% of its carrying value as of March 31, 2014, based on an analysis of comparable issuers. The carrying value of the Company’s other financial instruments approximated their fair values as of March 31, 2014. These fair value measurements would be categorized as Level III within the fair value hierarchy.

5.BALANCE SHEET OFFSETTING

In the ordinary course of business, certain consolidated funds have entered into certain transactions that are subject to master agreements that provide for payment netting and that, in the case of a default or similar event with respect to the counterparty to the master agreement, provide for netting across transactions. Generally, upon a counterparty default, the fund can terminate all transactions under the master agreement and set off amounts it owes across all transactions under a particular master agreement against collateral it has received under such master agreement; provided, however, that in the case of certain defaults, the fund may only be able to terminate and setoff solely with respect to the transactions affected by the default. Generally, the funds party to these agreements manage cash and securities collateral on a counterparty basis as permitted under each master agreement.

The table below presents the repurchase agreements that are set off, if any, as well as securities transferred to counterparties related to those repurchase agreements (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements.

Securities Sold Under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount
	(dollars in thousands)
As of March 31, 2014	$270,758	$-	$270,758	$270,758	$-
As of December 31, 2013	$257,691	$-	$257,691	$257,691	$-

6.VARIABLE INTEREST ENTITIES

In the ordinary course of business, the Company sponsors the formation of VIEs. These VIEs generally consist of the following categories: funds, including CLOs, and joint ventures. The Company has not recorded any liabilities with respect to VIEs that are not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

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

The deferral granted in ASU 2010-10 does not apply to CLOs. Accordingly, the determination of whether the Company is the primary beneficiary that would consolidate a CLO is based on a qualitative assessment to determine whether the Company, as collateral manager, has (i) the power to direct the activities of the CLO that most significantly impact its economic performance, and (ii) the obligations to absorb losses or the right to receive benefits from the CLO that could potentially be significant to the CLO. The Company determined that when it launches its CLOs, it possesses the power to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance through its role in managing collateral and credit risk as the collateral manager. In addition, the Company determined that when it launches its CLOs, it has the right to receive benefits from the CLOs that could potentially be significant, on a quantitative and qualitative basis, because of the management fees and incentive income the Company could earn from the CLOs, as well as the purpose and design of the CLOs. As a result, the Company consolidates the CLOs it manages upon launch.

The following table presents the assets and liabilities of funds that are VIEs and consolidated by the Company:

	March 31, 2014		December 31, 2013
	CLOs	Other Funds	CLOs	Other Funds
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$2,745,835	$762,707	$2,749,422	$607,823
Other assets of Och-Ziff funds	50,623	20,360	43,832	20,736
Total Assets	$2,796,458	$783,067	$2,793,254	$628,559

Liabilities
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	$2,772,455	$-	$2,763,977	$-
Securities sold under agreements to repurchase	-	19,528	-	49,304
Other liabilities of Och-Ziff funds	12,106	2,737	13,293	2,550
Total Liabilities	$2,784,561	$22,265	$2,777,270	$51,854

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

The Company’s involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods, as well as the loss of investments in these entities, if any. The net assets of these VIEs were $34.3 billion and $33.7 billion as of March 31, 2014 and December 31, 2013, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from these entities, as well as investments in these entities, if any. As of

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

March 31, 2014 and December 31, 2013, the only assets arising from these variable interests related to income and fees receivable of $45.5 million and $574.1 million, respectively.

Joint Ventures

The Company holds a variable interest in a joint venture that is a VIE. The Company’s exposure to loss for this joint venture is limited to its investments in the entity, which totaled $4.6 million and $6.7 million as of March 31, 2014 and December 31, 2013, respectively, and is recorded within other assets in the Company’s consolidated balance sheets.

7.OTHER ASSETS, NET

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$22,600	$22,600
Leasehold improvements	22,095	21,714
Computer hardware and software	22,799	21,165
Furniture, fixtures and equipment	3,146	3,146
Accumulated depreciation and amortization	(54,059)	(52,416)
Fixed assets, net	16,581	16,209
Receivables	24,357	10,270
Goodwill	22,691	22,691
Investments in Och-Ziff funds	18,774	3,192
Deposit on new corporate aircraft	20,000	4,000
Prepaid expenses	15,415	18,165
Investments in joint ventures	4,641	6,745
Intangible assets, net	1,926	2,110
Other	2,368	2,168
Total Other Assets, Net	$126,753	$85,550

8.OTHER LIABILITIES

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Accrued expenses	$45,412	$39,851
Deferred rent credit	16,654	15,928
Uncertain tax positions	7,000	-
Current income taxes payable	5,860	4,059
Other	1,120	1,095
Total Other Liabilities	$76,046	$60,933

9.DEBT OBLIGATIONS

Notes Payable of Consolidated CLOs

The Company consolidates the CLOs it manages. As a result, the senior and subordinated notes issued by the CLOs are included in the Company’s consolidated balance sheets. Notes payable of the consolidated CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral generally consists of corporate loans, corporate bonds and other securities. As of March 31, 2014 and December 31, 2013, the fair value of the CLO assets was $2.8 billion. The stated maturity dates for the notes issued by the CLOs range from 2023 to 2026.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

The Company has elected to carry these notes at fair value in its consolidated balance sheets to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLOs. The Company recorded a net change in unrealized losses of $8.5 million and $6.4 million for the three months ended March 31, 2014 and 2013, respectively. These amounts are included within net gains of consolidated Och-Ziff funds in the statements of comprehensive income. Substantially all of these changes related to changes in instrument specific credit risk, as substantially all of these are floating-rate instruments.

The tables below present information related to the CLO notes outstanding. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior notes.

	As of March 31, 2014
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,543,000	$2,515,873	2.28%	10.6
Subordinated notes payable of consolidated CLOs	282,300	256,582	N/A	10.5
Total Notes Payable of Consolidated CLOs	$2,825,300	$2,772,455

	As of December 31, 2013
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,543,000	$2,508,338	2.30%	10.8
Subordinated notes payable of consolidated CLOs	282,300	255,639	N/A	10.8
Total Notes Payable of Consolidated CLOs	$2,825,300	$2,763,977

Aircraft Loan

On February 14, 2014, the Company entered into a secured multiple draw term loan agreement for up to $59.0 million to finance the purchase of a new corporate aircraft expected to be delivered in the first quarter of 2015 (the “Aircraft Loan”). The Aircraft Loan is guaranteed by OZ Management, OZ Advisors and OZ Advisors II. A $16.0 million borrowing was made to fund a progress payment due in February 2014 and remained outstanding as of March 31, 2014.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

10.GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Recurring placement and related service fees	$10,717	$6,533
Occupancy and equipment	8,045	7,885
Professional services	7,423	11,502
Information processing and communications	4,838	4,604
Insurance	3,968	1,857
Business development	2,791	2,387
Other expenses	1,945	3,086
	39,727	37,854
Changes in tax receivable agreement liability	(3,815)	19
Total General, Administrative and Other	$35,912	$37,873

11.INCOME TAXES

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

The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 16.9% and 8.9% for the three months ended March 31, 2014 and 2013, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the executive managing directors’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

A reconciliation of the changes in the Company’s unrecognized tax benefits, excluding related interest and penalties, is presented in the table below. As of and prior to December 31, 2013, the Company did not have a liability for unrecognized tax benefits.

Three Months Ended March 31, 2014
(dollars in thousands)
Beginning balance	$-
Additions for tax benefits related to prior years	7,000
Ending Balance	$7,000

As of and for the three months ended March 31, 2014, the Company did not accrue interest or penalties related to uncertain tax positions. As of March 31, 2014, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.5 million as of March 31, 2014.

12.EARNINGS PER CLASS A SHARE

Basic earnings per Class A Share is computed by dividing the net income allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended March 31, 2014 and 2013, the Company included, respectively, 1,784,357 and 1,920,696 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings per Class A Share.

The following tables present the computation of basic and diluted earnings per Class A Share:

Three Months Ended March 31, 2014	Net Income Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$23,852	171,920,763	$0.14
Effect of dilutive securities:
Och-Ziff Operating Group A Units	-	-		302,529,588
RSUs	-	4,004,604		-
Diluted	$23,852	175,925,367	$0.14

Three Months Ended March 31, 2013 (Restated - See Note 17)	Net Income Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$30,035	150,646,754	$0.20
Effect of dilutive securities:
Och-Ziff Operating Group A Units	-	-		301,481,866
RSUs	-	979,141		-
Diluted	$30,035	151,625,895	$0.20

13.RELATED PARTY TRANSACTIONS

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

Notes Payable of Consolidated CLOs

A portion of the notes payable of consolidated CLOs is held by certain funds managed by the Company. As of March 31, 2014 and December 31, 2013, these amounts totaled $162.6 million and $162.8 million, respectively.

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

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended March 31,
	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$5,893	$7,464
Incentive income	$2,490	$126
Fees waived on investments held by related parties:
Management fees	$3,937	$3,458

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the three months ended March 31, 2014 and 2013 the Company charged Mr. Och $299 thousand and $352 thousand, respectively, for his personal use of the aircraft.

14.COMMITMENTS AND CONTINGENCIES

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

The Company recorded its initial estimate of future payments under the tax receivable agreement by recording a decrease to paid-in capital and an increase in amounts due to related parties in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings within general, administrative and other expenses in the consolidated statements of comprehensive income.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

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

Lease Obligations

The Company has non-cancelable operating leases for its headquarters in New York expiring in 2029 and various other operating leases for its offices in London, Hong Kong, Mumbai, Beijing and Dubai expiring on various dates through 2024. The Company also has operating leases for other locations, as well as operating leases on computer hardware. Certain operating leases allow for rent holiday periods. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account these rent holiday periods. The related lease commitments have not changed materially since December 31, 2013.

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

Beginning in 2011, and from time to time thereafter, the Company has received subpoenas from the Securities and Exchange Commission and requests for information from the U.S. Department of Justice in connection with an investigation involving the Foreign Corrupt Practices Act and related laws. The investigation concerns an investment by a foreign sovereign wealth fund in some of the Och-Ziff funds in 2007 and investments by some of the funds, both directly and indirectly, in a number of companies in Africa. At this time, the Company is unable to determine how the investigation will be resolved and what impact, if any, it will have. An adverse outcome could have a material effect on the Company’s consolidated financial statements.

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

MARCH 31, 2014

15.	SEGMENT INFORMATION

The Och-Ziff Funds segment is currently the Company’s only reportable segment and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The Och-Ziff Funds segment provides asset management services to the Company’s multi-strategy funds, credit funds, CLOs, equity funds and other alternative investment vehicles.

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

In addition, expenses related to compensation and profit-sharing arrangements based on fund investment performance are recognized at the end of the relevant performance measurement period, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

Och-Ziff Funds Segment Results

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$211,333	$225,746
Economic Income	$158,598	$173,235

Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended March 31,
	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Total consolidated revenues	$285,480	$286,211
Adjustment to management fees(1)	(4,210)	(2,406)
Adjustment to incentive income(2)	6,915	1,114
Other Operations revenues	(2,681)	(2,881)
Income of consolidated Och-Ziff funds	(74,171)	(56,292)
Economic Income Revenues - Och-Ziff Funds Segment	$211,333	$225,746

(1)

Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

Reconciliation of Och-Ziff Funds Economic Income to Net Income Allocated to Class A Shareholders

	Three Months Ended March 31,
	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Net income allocated to Class A Shareholders	$23,852	$30,035
Net income allocated to the Och-Ziff Operating Group A Units	73,581	105,879
Income taxes	33,591	25,295
Equity-based compensation	27,130	22,718
Incentive income allocations from consolidated funds subject to clawback	(8,317)	(23,446)
Allocations to Och-Ziff Operating Group D Units	5,157	4,200
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	4,366	1,003
Reorganization expenses	4,021	4,021
Change in tax receivable agreement liability	(3,815)	19
Other Operations	(2,242)	(980)
Depreciation and amortization	1,828	2,320
Other adjustments	(554)	2,171
Economic Income - Och-Ziff Funds Segment	$158,598	$173,235

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

MARCH 31, 2014

16.	SUBSEQUENT EVENTS

Dividend

On May 2, 2014, the Company announced a cash dividend of $0.23 per Class A Share. The dividend is payable on May 19, 2014 to holders of record as of the close of business on May 12, 2014.

17.	RESTATEMENTS

As discussed in Note 2 to the Company’s consolidated financial statements included in its Annual Report, the Company restated the quarterly amounts previously reported in its 2013 first through third quarters Form 10-Qs due to material adjustments necessary to give effect to the consolidation of the Company’s CLOs. In addition, due to a change related to the accounting for previously deferred incentive income allocations from the consolidated Och-Ziff funds that remained subject to clawback, as well as the presentation of redeemable noncontrolling interests, the Company adjusted the prior period amounts presented throughout this quarterly report to conform to the current period presentation. See Note 2 to the Company’s consolidated financial statements included in its Annual Report for additional information.

The tables below present the effect of these adjustments on the affected line items in the Company’s consolidated statement of comprehensive income as originally reported in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013. There were no changes to the previously reported net cash flows from operating, investing and financing activities resulting from these adjustments.

	Three Months Ended March 31, 2013
	Previously Reported	Adjustments	Restated
	(dollars in thousands)
Management fees	$130,410	$(1,612)	$128,798
Income of consolidated Och-Ziff funds	38,839	17,453	56,292
General, administrative and other	37,882	(9)	37,873
Expenses of consolidated Och-Ziff funds	3,915	11,411	15,326
Change in deferred income of consolidated Och-Ziff funds	(20,658)	20,658	-
Net gains of consolidated Och-Ziff funds	103,126	4,124	107,250
Income taxes	22,392	2,903	25,295
Consolidated and total comprehensive net income	231,788	26,318	258,106

Allocation of Consolidated and Total Comprehensive Net Income
Class A Shareholders	$26,069	$3,966	$30,035
Noncontrolling interests	205,719	20,073	225,792
Redeemable noncontrolling interests	-	2,279	2,279
	$231,788	$26,318	$258,106

Earnings Per Class A Share
Basic	$0.17	$0.03	$0.20
Diluted	$0.17	$0.03	$0.20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Overview of Our 2014 First Quarter Results

As of March 31, 2014, our assets under management were $42.6 billion, 6% higher than $40.2 billion as of December 31, 2013. The $2.4 billion increase was driven by capital net inflows of $2.2 billion and performance-related appreciation of $176.8 million. The growth in our assets under management during the 2014 first quarter was reflective of our increasing capital net inflows and our investment performance. Our business is evolving as we continue to become a solutions provider that can offer a diverse range of products to institutional investors. We believe that this has enabled us to attract a greater share of the capital allocated globally to alternative asset managers.

During the first quarter, pension funds and private banks remained the largest sources of our capital net inflows. We also completed the first close of our third real estate fund. We continued to experience a high level of investor interest in our multi-product offering and solutions-based approach. We remained focused on expanding and diversifying our product offerings by growing the assets under management in our dedicated credit, real estate and long/short equity platforms. These products complement our multi-strategy funds and, as such, we believe are attractive investment alternatives to our current and prospective fund investors.

For the first quarter of 2014, we reported GAAP net income allocated to Class A Shareholders of $23.9 million, compared to $30.0 million for the first quarter of 2013. The decrease in our GAAP net income was driven by a decrease in incentive income and an increase in compensation and benefits expenses, partially offset by an increase in management fees.

We reported Economic Income for the Company of $160.8 million for the first quarter of 2014, compared to $174.2 million for the first quarter of 2013. The year-over-year decrease was principally driven by lower incentive income and an increase in compensation and benefits expenses, partially offset by higher management fees and a decrease in non-compensation expenses. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year changes in Economic Income, please see “—Economic Income Analysis.”

Overview of 2014 First Quarter Fund Performance

During the first quarter of 2014, the OZ Master Fund generated a net return of +0.43%, the OZ Europe Master Fund generated a net return of -0.04% and the OZ Asia Master Fund generated a net return of -6.69%. These returns were generated with approximately 54% of the volatility of the S&P 500 Index on a weighted-average basis. Our performance during the quarter reflected the impact of challenging market conditions and higher volatility globally. We protected capital and generated strong absolute returns for our fund investors in the first two months of the quarter. Towards the end of the quarter, our U.S. long/short equity special situations strategy in the Master Fund underperformed. We attributed this result to a widening of the basis as our long positions underperformed, while our short positions generally performed in line with the market. However, there were no company-specific events or catalysts that drove this underperformance, and we used the dislocation in the equity markets as an investing opportunity. Our performance in our credit-related strategies remained strong throughout the quarter, and we continued to see additional opportunities to deploy capital in this asset class.

The most significant contributors to our investment performance during the quarter were our credit-related strategies. This performance was partially offset by the underperformance of our U.S. long/short equity special situations strategy. We remained fully invested in the OZ Master Fund as of the end of the 2014 first quarter, and although we remain cautious as macroeconomic and political uncertainties persist, we believe the current environment plays to the strengths of our multi-product investment approach. For important information about our fund performance data, please see “—Assets Under Management and Fund Performance Information.”

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

During the 2014 first quarter, global equity markets experienced periods of volatility. Along with generally weaker economic data in various regions, emerging market and geopolitical concerns in Ukraine weighed on investor sentiment throughout the quarter. In the U.S., both economic data and corporate earnings were mixed, while statements from U.S. Federal Reserve Chair Janet Yellen also contributed to market sentiment throughout the quarter. U.S. equity markets declined at the beginning of the year after additional, modest tapering was announced and signals from the Fed indicated that interest rates could increase sooner than expected. However, markets recovered towards the end of the quarter as Yellen reaffirmed the Federal Reserve’s accommodative stance.

In Europe, weak inflation data and volatility in the emerging markets caused the European markets to decline in January. While stronger economic data and a rise in the German business confidence index drove equity markets higher in February, volatility between regional markets and sectors increased during March.

Asian equity markets generally underperformed the U.S. and Europe during the quarter. In Japan, despite stronger economic data and efforts by the Bank of Japan to stimulate bank lending, the Japanese market was not immune to weak equity markets globally as a strengthening yen contributed to the market’s decline during the quarter. In China, a liquidity injection from the People’s Bank of China helped to lift equity markets early in the quarter. However, equities ultimately declined due to sluggish economic growth and concerns about a property market slowdown.

Capital Flow Environment

During the 2014 first quarter, total capital allocated to the hedge fund industry increased by $73.3 billion, or approximately 3%, to $2.7 trillion, the seventh consecutive quarterly increase in industry assets under management. Capital net inflows comprised $26.3 billion, or approximately 36%, of the quarterly increase, with the remaining $47.0 billion attributable to performance-related appreciation. The 2014 first quarter capital net inflows were more than double those in the 2013 fourth quarter, and were at the highest quarterly level in nearly three years. We continue to believe that the demand for alternative asset managers will grow as institutional investors view alternative asset managers as increasingly important to both their core equity and fixed income strategies.

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

Information with respect to our assets under management throughout this report, including the tables set forth in this discussion and analysis, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. As of

March 31, 2014, approximately 6% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 40% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.

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

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Balance-beginning of period	$40,238,812	$32,603,930
Net flows	2,210,791	1,090,974
Appreciation	176,789	1,297,367
Balance-end of period	$42,626,392	$34,992,271

Weighted-average assets under management	$41,455,928	$32,933,192

In the first quarter of 2014, our funds experienced performance-related appreciation of $176.8 million and capital net inflows of $2.2 billion, which were comprised of $3.7 billion of gross inflows and $1.5 billion of gross outflows. Direct allocations from pension funds and private banks remained the largest drivers of our gross inflows during the quarter. Our gross inflows included $763.5 million related to the first close of our third domestic real estate fund. Redemptions from fund-of-funds were the largest driver of our gross outflows during the quarter. We continued to experience strong interest from investors in all of our products during the first quarter, and our dialog with investors remains very active.

In the first quarter of 2013, our funds experienced performance-related appreciation of $1.3 billion and capital net inflows of $1.1 billion, which were comprised of $2.6 billion of gross inflows and $1.5 billion of gross outflows. Direct allocations from pension funds continued to be the largest driver of our gross inflows (excluding CLOs), while redemptions from pension funds were the largest driver of our gross outflows for the quarter. Our gross inflows also included $596.7 million related to the launch of our third CLO.

Assets Under Management and Fund Performance Information

	March 31, 2014	March 31, 2013
	(dollars in thousands)
Multi-strategy funds
OZ Master Fund	$25,814,809	$22,203,824
OZ Europe Master Fund	1,324,733	1,865,434
OZ Asia Master Fund	1,375,059	1,162,478
Other multi-strategy funds	4,025,261	3,052,697
Credit funds	4,833,304	3,651,567
CLOs	2,636,458	1,582,675
Real estate funds	1,602,324	872,558
Other	1,014,444	601,038
Total	$42,626,392	$34,992,271

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

Multi-Strategy Funds

We currently manage three main investment funds on a multi-strategy basis, across multiple geographies, as well as various other smaller multi-strategy funds. Management fees for these funds generally range from 1.0% to 2.5% of assets under management based on the net asset value of these funds. Incentive income for these funds is generally 20% of realized and unrealized profits, and a portion of these assets is subject to hurdle rates. See “—Understanding Our Results—Incentive Income” for additional information.

OZ Master Fund

	Assets Under Management as of March 31,		Net Returns for the Three Months Ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)
OZ Master Fund	$25,814,809	$22,203,824	0.4%	4.0%

The $3.6 billion year-over-year increase in assets under management was driven by performance-related appreciation and capital net inflows in each quarter. For the three months ended March 31, 2014, convertible and derivative arbitrage contributed approximately -3% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 56%; long/short equity special situations contributed approximately -72%; merger arbitrage contributed approximately 30%; private investments contributed approximately 14%; structured credit contributed approximately 84%; and other items contributed approximately -9%.

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

OZ Europe Master Fund

	Assets Under Management as of March 31,		Net Returns for the Three Months Ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)
OZ Europe Master Fund	$1,324,733	$1,865,434	0.0%	3.9%

The $540.7 million year-over-year decrease in assets under management was driven by capital net outflows in each quarter and performance-related depreciation in the first quarter of 2014, partially offset by performance-related appreciation in the second through fourth quarters of 2013. For the three months ended March 31, 2014, convertible and derivative arbitrage contributed approximately -32% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 77%; long/short equity special situations contributed approximately -36%; merger arbitrage contributed approximately 13%; private investments contributed approximately -38%; structured credit contributed approximately 156%; and other items contributed approximately -40%.

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

OZ Asia Master Fund

	Assets Under Management as of March 31,		Net Returns for the Three Months Ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)
OZ Asia Master Fund	$1,375,059	$1,162,478	-6.7%	5.6%

The $212.6 million year-over-year increase in assets under management was driven by capital net inflows in the third and fourth quarters of 2013 and the first quarter of 2014 and performance-related appreciation in the second through fourth quarters of 2013, partially offset by capital net outflows in the second quarter of 2013 and performance-related depreciation in the first quarter of 2014. For the three months ended March 31, 2014, convertible and derivative arbitrage contributed approximately -2% of the fund’s return before management fees and incentive income; corporate credit contributed approximately -9%; long/short equity special situations contributed approximately 101%; private investments contributed approximately 3%; and other items contributed approximately 7%.

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

The $972.6 million year-over-year increase in assets under management was driven by capital net inflows in the second and third quarters of 2013 and the first quarter of 2014 and performance-related appreciation in the second through fourth quarters of 2013, partially offset by capital net outflows in the fourth quarter of 2013 and performance-related depreciation in the first quarter of 2014.

Credit Funds

We manage various credit funds that generally make investments in structured and corporate credit assets, primarily in the United States and Europe. Management fees for these funds generally range from 0.75% to 1.75% of assets under management based on either the net asset value of these funds or on the amount of capital committed to these platforms by our fund investors. Incentive income related to the majority of these assets is equal to 20% of realized profits, subject to hurdle rates. For funds we do not consolidate, incentive income is recognized at or near the end of the life of the fund when it is no longer subject to clawback. See “—Understanding Our Results—Incentive Income” for additional information, including the recognition of incentive income for funds we consolidate.

The $1.2 billion year-over-year increase in assets under management was driven by continued growth in our various credit funds.

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

The $1.1 billion year-over-year increase in assets under management was driven by two additional CLOs we closed in the last nine months of 2013.

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

The $729.8 million year-over-year increase in assets under management was driven by the launch of our third domestic real estate fund, partially offset by the wind-down of our first domestic real estate fund.

Other

Our other assets under management are comprised of funds that are generally strategy-specific, including our equity funds. Management fees for these funds range from 1.00% to 1.75% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. Incentive income related to these funds is generally 20% of realized profits and may be subject to hurdle rates. For the majority of these other assets, incentive income is not recognized as revenue until at or near the end of the life of the fund when it is no longer subject to clawback. See “—Understanding Our Results—Incentive Income” for additional information.

The $413.4 million year-over-year increase in assets under management was driven primarily by the launch of additional strategy-specific products for our fund investors.

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

Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate for the first quarter of 2014 was approximately 1.51%. This average rate takes into account the effect of non-fee paying assets under management, as well as our credit funds, CLOs, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes.

Incentive Income. We earn incentive income based on the performance of our funds. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor in our multi-strategy funds and certain other funds, but it excludes unrealized gains and losses attributable to Special Investments. For our credit funds, real estate funds and certain other funds, incentive income is typically equal to 20% of the realized profits attributable to each fund investor.  For our CLOs, incentive income is typically 20% of the excess cash flows available to the holders of the subordinated notes. Our ability to earn incentive income from some of our funds may be impacted by hurdle rates as further discussed below.

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

As of March 31, 2014, the initial performance measurement periods with respect to approximately $12.1 billion, or 28.4%, of our assets under management were longer than one year. These assets under management include assets subject to three-year performance measurement periods in the OZ Master Fund and other multi-strategy funds, as well as assets in our credit funds, CLOs, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets is based on the cumulative investment performance over a specified measurement period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition to us of a full 20% of the net profits attributable to investors in these assets.

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

The Och-Ziff Operating Group D Units are not considered equity under GAAP and no equity-based compensation expense is recognized related to these units when they are granted. Distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive income, and are done on a pro rata basis with the Och-Ziff Operating Group A Units (held by our executive managing directors and the Ziffs) and the Och-Ziff Operating Group B Units (held by our intermediate holding companies). An Och-Ziff Operating Group D Unit converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. Upon the conversion of Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Och-Ziff Operating Group D Units are converted into Och-Ziff Operating Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units.

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

Reorganization Expenses. As part of the Reorganization, interests in the Och-Ziff Operating Group held by our executive managing directors and the Ziffs were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash Reorganization expenses. Substantially all of those Och-Ziff Operating Group A Units were expensed on a straight-line basis over a five-year vesting period following the 2007 Offerings, which concluded in November 2012. However, certain of these units have vesting periods through 2015.

Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding under a delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”) and under a secured multiple draw term loan agreement entered into on February 14, 2014 to finance the purchase of a new corporate aircraft expected to be delivered in the first quarter of 2015 (the “Aircraft Loan”). Both of these loans are LIBOR-based, variable rate borrowings. The LIBOR interest rate on our Delayed Draw Term Loan resets every one, two, three or six months (at our option), two business days prior to the start of each interest period. Prior to the delivery of a new corporate aircraft, the LIBOR interest rate on our Aircraft Loan resets every month on the first day of each interest period. Following delivery of the new corporate aircraft, we will have the option of selecting a fixed or variable interest rate. See “—Liquidity and Capital Resources—Debt Obligations” for additional information.

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

Net Income Allocated to Noncontrolling Interests

Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Och-Ziff Operating Group A Units held by our executive managing directors and the Ziffs, and fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in net income allocated to the Och-Ziff Operating Group A Units are driven by the earnings of the Och-Ziff Operating Group. Increases or decreases in the net income allocated to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings of those funds as allocated under the contractual terms of the relevant fund agreements.

Our interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and vesting of RSUs. These increases will be offset upon the conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.

Additionally, we consolidate a credit-focused hedge fund that we manage, wherein investors are able to redeem their interests after an initial lock-up period of one to three years. Allocations of profits and losses to these interests are reflected within net income allocated to redeemable noncontrolling interests in the consolidated statements of comprehensive income.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

	Three Months Ended March 31,		Change
	2014	2013 (Restated)	$	%
	(dollars in thousands)
Management fees	$158,770	$128,798	$29,972	23%
Incentive income	52,093	100,160	(48,067)	-48%
Other revenues	446	961	(515)	-54%
Income of consolidated Och-Ziff funds	74,171	56,292	17,879	32%
Total Revenues	$285,480	$286,211	$(731)	0%

Total revenues decreased by $731 thousand primarily due to the following:

•

A $48.1 million decrease in incentive income, primarily due to the following: (i) $69.6 million of incentive income crystallized in the first quarter of 2013 that was not repeated in the first quarter of 2014. This incentive related to the restructuring of terms and expansion of a relationship with an existing investor in certain of our credit assets; (ii) a $23.0 million decrease related to assets subject to three-year measurement periods; (iii) an offsetting $27.6 million increase in tax distributions taken to cover tax liabilities on incentive income that has been accrued by certain of the funds we manage, but that will not be realized until the end of the relevant performance measurement period; and (iv) an offsetting $9.1 million increase in incentive income crystallized on certain longer-term credit assets. The remaining variance was primarily attributable to incentive income related to assets subject to one-year measurement periods.

•

A $30.0 million offsetting increase in management fees primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. See “—Economic Income Analysis” for information regarding our average management fee rate.

•

A $17.9 million offsetting increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

Expenses

	Three Months Ended March 31,		Change
	2014	2013 (Restated)	$	%
	(dollars in thousands)
Compensation and benefits	$65,855	$51,415	$14,440	28%
Reorganization expenses	4,021	4,021	-	0%
Interest expense	1,666	1,730	(64)	-4%
General, administrative and other	35,912	37,873	(1,961)	-5%
Expenses of consolidated Och-Ziff funds	38,677	15,326	23,351	152%
Total Expenses	$146,131	$110,365	$35,766	32%

Total expenses increased by $35.8 million primarily due to the following:

•

A $23.4 million increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•

A $14.4 million increase in compensation and benefits expenses, primarily due to the following: (i) a $4.9 million increase in bonus expense; (ii) a $4.2 million increase in salaries and benefits due in part to an increase in our worldwide headcount from 479 as of March 31, 2013 to 552 as of March 31, 2014; and (iii) a $4.4 million increase in equity-based compensation primarily related to the amortization of Och-Ziff Operating Group A Units granted to our executive managing directors subsequent to the end of the first quarter of 2013.

Other Income

	Three Months Ended March 31,		Change
	2014	2013 (Restated)	$	%
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$5,483	$305	$5,178	NA
Net gains of consolidated Och-Ziff funds	54,499	107,250	(52,751)	-49%
Total Other Income	$59,982	$107,555	$(47,573)	-44%

Total other income decreased by $47.6 million primarily due to the following:

•

A $52.8 million decrease in net gains of consolidated Och-Ziff funds. Substantially all of these net gains are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•	A $5.2 million offsetting increase in net gains on investments in Och-Ziff funds and joint ventures due to the sale of an investment held by a joint venture.

Income Taxes

	Three Months Ended March 31,		Change
	2014	2013 (Restated)	$	%
	(dollars in thousands)
Income taxes	$33,591	$25,295	$8,296	33%

Income tax expense increased by $8.3 million primarily due to the establishment of a liability for uncertain tax positions of $7.0 million, as well as a $5.2 million increase related to the impact of income tax rate changes at the state and local level. Partially offsetting these increases was a $3.7 million decrease due to lower profitability related to the decrease in incentive income and a $2.5 million decrease due to a foreign tax credit related to the liability for uncertain tax positions discussed above.

Net Income Allocated to Noncontrolling Interests

The following table presents the components of the net income allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended March 31,		Change
	2014	2013 (Restated)	$	%
	(dollars in thousands)
Och-Ziff Operating Group A Units	$73,581	$105,879	$(32,298)	-31%
Consolidated Och-Ziff funds	59,449	116,518	(57,069)	-49%
Other	(965)	3,395	(4,360)	-128%
Total	$132,065	$225,792	$(93,727)	-42%

Redeemable noncontrolling interests	$9,823	$2,279	$7,544	331%

Net income allocated to noncontrolling interests decreased $93.7 million primarily due to the following:

•	A $57.1 million decrease in the net income allocated to the consolidated Och-Ziff funds driven primarily by the decrease in net gains of consolidated Och-Ziff funds discussed above.
•

A $32.3 million decrease in the net income allocated to the Och-Ziff Operating Group A units driven primarily by the decrease in incentive income and an increase in compensation and benefits expenses, partially offset by an increase in management fees, as discussed above.

Net Income Allocated to Class A Shareholders

	Three Months Ended March 31,		Change
	2014	2013 (Restated)	$	%
	(dollars in thousands)
Net income allocated to Class A Shareholders	$23,852	$30,035	$(6,183)	-21%

Net income allocated to Class A Shareholders decreased by $6.2 million primarily due to a combination of lower incentive income and higher compensation and benefits expenses, partially offset by an increase in management fees.

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

In addition, expenses related to compensation and profit-sharing arrangements based on fund investment performance are recognized at the end of the relevant performance measurement period, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund.

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

Our non-GAAP financial measures should not be considered as alternatives to our GAAP net income allocated to Class A Shareholders or cash flow from operations, or as indicative of liquidity or the cash available to fund operations. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies.

We conduct substantially all of our operations through our only reportable segment under GAAP, the Och-Ziff Funds segment, which provides asset management services to our multi-strategy funds, credit funds, CLOs, equity funds and other alternative investment vehicles. Other Operations are primarily comprised of our real estate business, which provides asset management services to our real estate funds.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Economic Income Revenues (Non-GAAP)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$151,886	$2,674	$154,560	$123,515	$2,877	$126,392
Incentive Income	59,008	-	59,008	101,274	-	101,274
Other revenues	439	7	446	957	4	961
Total Economic Income Revenues	$211,333	$2,681	$214,014	$225,746	$2,881	$228,627

Economic Income revenues decreased by $14.6 million primarily due to the following:

•

A $42.3 million decrease in incentive income, primarily due to the following: (i) $69.6 million of incentive income crystallized in the first quarter of 2013 that was not repeated in the first quarter of 2014. This incentive related to the restructuring of terms and expansion of a relationship with an existing investor in certain of our credit assets; (ii) a $23.0 million decrease related to assets subject to three-year measurement periods; (iii) an offsetting $31.1 million increase in tax distributions taken to cover tax liabilities on incentive income that has been accrued by certain of the funds we manage, but that will not be realized until the end of the relevant performance measurement period; and (iv) an offsetting $11.4 million increase in incentive income crystallized on certain longer-term credit assets. The remaining variance was primarily attributable to incentive income related to assets subject to one-year measurement periods.

•

A $28.2 million offsetting increase in management fees primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. Our average management fee rate declined to 1.51% in the first quarter of 2014, compared to 1.56% in the first quarter of 2013. This decline was due primarily to growth in our dedicated credit platforms and CLOs. These products generally have lower management fee rates than our traditional hedge fund products, consistent with market convention for these products.

Economic Income Expenses (Non-GAAP)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$28,124	$1,077	$29,201	$22,433	$1,062	$23,495
Non-compensation expenses	29,486	(638)	28,848	30,320	411	30,731
Total Economic Income Expenses	$57,610	$439	$58,049	$52,753	$1,473	$54,226

Economic Income expenses increased by $3.8 million primarily due to the following:

•

A $5.7 million increase in compensation and benefits expenses driven by a $4.2 million increase in salaries and benefits due in part to an increase in our worldwide headcount as discussed above in “—Results of Operations.” The ratio of salaries and benefits to management fees was 17% in both the first quarter of 2014 and 2013.

•

A $1.9 million offsetting decrease in non-compensation expenses primarily due to lower professional services fees. The ratio of non-compensation expenses to management fees declined to 19% in the first quarter of 2014 from 24% in the first quarter of 2013 due to the increase in management fees discussed above, as well as the decrease in professional services fees.

Other Economic Income Items (Non-GAAP)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains on joint ventures	$4,874	$-	$4,874	$235	$-	$235
Net income (loss) allocated to noncontrolling interests	$(1)	$-	$(1)	$(7)	$428	$421

Net gains on joint ventures represent the net gains on joint ventures established to expand certain of our private investments platforms. Net income (loss) allocated to noncontrolling interests represents the amount of income (loss) that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us. The increase in net gains on joint ventures was primarily due to the sale of an investment held by a joint venture.

Economic Income (Non-GAAP)

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$158,598	$173,235	$(14,637)	-8%
Other Operations	2,242	980	1,262	129%
Total Company	$160,840	$174,215	$(13,375)	-8%

Economic Income decreased $13.4 million primarily due to a decrease in incentive income and an increase in compensation and benefits expenses, partially offset by an increase in management fees and lower non-compensation expenses.

Liquidity and Capital Resources

The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds. We currently do not incur any indebtedness to finance our ongoing operations, but we have outstanding indebtedness that was incurred in connection with the refinancing of indebtedness entered into in connection with the Reorganization.

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

We may use cash on hand to repay borrowings under the Delayed Draw Term Loan and the Aircraft Loan in part prior to the respective maturity date, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of the maturity date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by entering into new credit facilities, which could result in higher borrowing costs, or by raising cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new credit facilities that we may be able to enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted. See “—Debt Obligations” for more information.

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

Debt Obligations

Delayed Draw Term Loan

As of March 31, 2014, we had $383.2 million of indebtedness outstanding under the Delayed Draw Term Loan. Borrowings under the Delayed Draw Term Loan are payable in quarterly installments equal to 0.25% of the amount outstanding on the last day of each quarter, and the balance will be payable upon maturity on November 23, 2016. Any amounts borrowed under the facility and subsequently repaid may not be re-borrowed. Amounts borrowed bear interest at a rate of LIBOR plus 1.50%, or a base rate plus 0.50%, and are secured by a first priority lien on substantially all assets of the Och-Ziff Operating Group.

The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the Delayed Draw Term Loan) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of March 31, 2014, we were in compliance with these covenants.

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

The Delayed Draw Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio of 4.0 to 1.0 and no default or event of default has occurred and is continuing. As of March 31, 2014, the Och-Ziff Operating Group had not incurred any unsecured indebtedness. We will not be permitted to make distributions from the Och-Ziff Operating Group if we are in default under the Delayed Draw Term Loan.

The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains (or losses) on investments and dividends and interest from investments. As of March 31, 2014, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

On March 13, 2014, OZ Management and certain of our other subsidiaries entered into an amendment and waiver with the administrative agent and certain of the lenders under our Delayed Draw Term Loan in order to, among other things, waive any breach or violation of any provision of the Delayed Draw Term Loan that may have resulted from the restatements and reclassifications discussed in Note 2 to our consolidated financial statements included in our Annual Report, including any defaults or events of default that might have resulted therefrom (including by way of cross-default).

Aircraft Loan

On February 14, 2014, we entered into the Aircraft Loan for up to $59.0 million to finance the purchase of a new corporate aircraft expected to be delivered in the first quarter of 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors and OZ Advisors II. A $16.0 million borrowing was made to fund a progress payment due in February 2014 and remained outstanding as of March 31, 2014.

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

On March 13, 2014, OZ Management, OZ Advisors, OZ Advisors II and one of our other subsidiaries entered into a waiver with the lender under our Aircraft Loan in order to waive any breach or violation of any provision of the Aircraft Loan documents that may have resulted from the restatements and reclassifications discussed in Note 2 to our consolidated financial statements included in our Annual Report, including any defaults or events of default that might have resulted therefrom (including by way of cross-default).

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

As of March 31, 2014, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $780.6 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

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

Dividends and Distributions

The following table presents the cash dividends declared on our Class A Shares in 2014 and the related cash distributions to our executive managing directors and the Ziffs with respect to their direct ownership interests in the Och-Ziff Operating Group:

	Class A Shares		Related Distributions to Executive Managing Directors and the Ziffs (dollars in thousands)
Payment Date	Record Date	Dividend per Share
May 19, 2014	May 12, 2014	$0.23	$92,942
February 25, 2014	February 18, 2014	$1.12	$420,724

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

Cash Flows Analysis

Operating Activities. Net cash from operating activities was $606.1 million and $581.2 million for the three months ended March 31, 2014 and 2013, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.

The increase in net cash provided by operating activities was primarily due to the increase in incentive income in 2013 compared to 2012, partially offset by higher discretionary cash bonuses related to 2013 compared to 2012. Incentive income is collected and the related cash bonus payments are paid out during the first quarter of the following year. Also offsetting the increase were higher cash outflows related to the investment activities of the consolidated funds.

Investing Activities. Net cash from investing activities was $(33.4) million and $(2.0) million for the three months ended March 31, 2014 and 2013, respectively. Investing cash flows in the first quarter of 2014 primarily related to investments made in the Och-Ziff funds, as well as a $16.0 million deposit on the Company’s new corporate aircraft. This payment was financed by a borrowing under the Aircraft Loan.  Investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.

Financing Activities. Net cash from financing activities was $(451.5) million and $(516.7) million for the three months ended March 31, 2014 and 2013, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and withholding taxes on vested RSUs. Contributions from noncontrolling interests, substantially all of which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.

We paid dividends to our Class A Shareholders of $190.2 million and $110.9 million and paid distributions to our executive managing directors and the Ziffs on their Och-Ziff Operating Group A Units of $406.3 million and $282.3 million for the three months ended March 31, 2014 and 2013, respectively.

The decrease in net cash used in financing activities was primarily due to higher cash inflows from investors in the consolidated funds, partially offset by higher distributions on the Och-Ziff Operating Group A Units and dividends to Class A Shareholders. These higher distributions and dividends were driven by the higher incentive income in 2013 compared to 2012, partially offset by higher discretionary cash bonuses related to 2013 compared to 2012, as discussed above in “—Operating Activities.”

Contractual Obligations

As discussed above, we entered into the Aircraft Loan during the first quarter of 2014. See “Liquidity and Capital Resources—Debt Obligations—Aircraft Loan” for additional information regarding this contractual obligation. There have been no other significant changes to the contractual obligations reported in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

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

GAAP prioritizes the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of assets and liabilities and the specific characteristics of the assets and liabilities. Assets and liabilities with readily available, actively quoted prices (Level I) or for which fair value can be measured from actively quoted prices (Level II) generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value than those measured using pricing inputs that are unobservable in the market (Level III). See Note 4 to our consolidated financial statements included in this report for additional information regarding fair value measurements.

As of March 31, 2014, the absolute values of our funds’ invested assets and liabilities (excluding the notes payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 56% within Level I; approximately 17% within Level II; and approximately 27% within Level III. As of December 31, 2013, the absolute values of our funds’ invested assets and liabilities (excluding the notes payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 57% within Level I; approximately 15% within Level II; and approximately 28% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

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

As of March 31, 2014, the only assets and liabilities carried at fair value in our consolidated balance sheet were the investment holdings of the consolidated Och-Ziff funds and the related debt obligations of our consolidated CLOs. The majority of these assets and liabilities of the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).

The following table presents our net economic exposure to these Level III investments (assets and liabilities excluding notes payable of consolidated CLOs):

March 31, 2014
(dollars in thousands)
Level III investments (net) of consolidated Och-Ziff funds	$3,304,617
Less: Level III investments (net) for which we do not bear direct economic exposure	(3,301,013)
Net Economic Exposure to Level III Investments (net)	$3,604

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

Och-Ziff Corp generated taxable income of $48.5 million for the first three months of 2014 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.1 billion over the remaining 10-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported annual net losses on a GAAP basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.

To generate $2.1 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $42.7 billion as of April 1, 2014, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

Management regularly reviews the model used to generate the estimates, including the underlying assumptions. If it determines that a valuation allowance is required for any reason, the amount would be determined based on the relevant circumstances at that time. To the extent we record a valuation allowance against our deferred income tax assets related to the goodwill and other intangible assets, we would record a corresponding decrease in the liability to our executive managing directors and the Ziffs under the tax receivable agreement equal to approximately 78% of such amount; therefore, our net income allocated to Class A Shareholders would only be impacted by 22% of any valuation allowance recorded against the deferred income tax assets.

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

As of March 31, 2014, we had $63.4 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $173.7 million of net operating losses available to offset future taxable income for state income tax purposes and $154.6 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of March 31, 2014, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $10.5 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to GAAP that went into effect during the first three months of 2014 is expected to have an impact on our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

None of the changes to GAAP that are not yet effective is expected to have an impact on our future trends.

Economic Income Reconciliations

Economic Income

The following tables present the reconciliations of Economic Income to our GAAP net income allocated to Class A Shareholders for the periods presented in this MD&A:

	Three Months Ended March 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$24,445	$(593)	$23,852
Net income allocated to the Och-Ziff Operating Group A Units	73,581	-	73,581
Income taxes	33,591	-	33,591
Equity-based compensation	27,130	-	27,130
Incentive income allocations from consolidated funds subject to clawback	(7,644)	(673)	(8,317)
Allocations to Och-Ziff Operating Group D Units	5,157	-	5,157
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,101	3,265	4,366
Reorganization expenses	4,021	-	4,021
Changes in tax receivable agreement liability	(3,815)	-	(3,815)
Depreciation and amortization	1,643	185	1,828
Other adjustments	(612)	58	(554)
Economic Income—Non-GAAP	$158,598	$2,242	$160,840

	Three Months Ended March 31, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$20,348	$9,687	$30,035
Net income allocated to the Och-Ziff Operating Group A Units	105,879	-	105,879
Income taxes	25,295	-	25,295
Equity-based compensation	22,718	-	22,718
Incentive income allocations from consolidated funds subject to clawback	(12,293)	(11,153)	(23,446)
Allocations to Och-Ziff Operating Group D Units	4,200	-	4,200
Reorganization expenses	4,021	-	4,021
Depreciation and amortization	2,135	185	2,320
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,003	-	1,003
Changes in tax receivable agreement liability	19	-	19
Other adjustments	(90)	2,261	2,171
Economic Income—Non-GAAP	$173,235	$980	$174,215

Economic Income Revenues

The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended March 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$156,096	$2,674	$158,770
Adjustment to management fees(1)	(4,210)	-	(4,210)
Management Fees—Economic Income Basis—Non-GAAP	151,886	2,674	154,560

Incentive income—GAAP	52,093	-	52,093
Adjustment to incentive income(2)	6,915	-	6,915
Incentive Income—Economic Income Basis—Non-GAAP	59,008	-	59,008
Other revenues(3)	439	7	446
Total Revenues—Economic Income Basis—Non-GAAP	$211,333	$2,681	$214,014

	Three Months Ended March 31, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$125,921	$2,877	$128,798
Adjustment to management fees(1)	(2,406)	-	(2,406)
Management Fees—Economic Income Basis—Non-GAAP	123,515	2,877	126,392

Incentive income—GAAP	100,160	-	100,160
Adjustment to incentive income(2)	1,114	-	1,114
Incentive Income—Economic Income Basis—Non-GAAP	101,274	-	101,274
Other revenues(3)	957	4	961
Total Revenues—Economic Income Basis—Non-GAAP	$225,746	$2,881	$228,627

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

Economic Income Expenses

The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended March 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$61,513	$4,342	$65,855
Adjustment to compensation and benefits(1)	(33,389)	(3,265)	(36,654)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$28,124	$1,077	$29,201

Interest expense and general, administrative and other expenses—GAAP	$38,031	$(453)	$37,578
Adjustment to interest expense and general, administrative and other expenses(2)	(8,545)	(185)	(8,730)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$29,486	$(638)	$28,848

	Three Months Ended March 31, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$50,353	$1,062	$51,415
Adjustment to compensation and benefits(1)	(27,920)	-	(27,920)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$22,433	$1,062	$23,495

Interest expense and general, administrative and other expenses—GAAP	$39,007	$596	$39,603
Adjustment to interest expense and general, administrative and other expenses(2)	(8,687)	(185)	(8,872)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$30,320	$411	$30,731

(1)

Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement. Further, expenses related to compensation and profit-sharing arrangements based on fund investment performance are recognized at the end of the relevant performance measurement period, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Distributions to the Och-Ziff Operating Group D Units are also excluded, as management reviews operating performance at the Och-Ziff Operating Group level, where substantially all of our operations are performed, prior to making any income allocations.

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

Other Economic Income Items

The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended March 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$5,483	$-	$5,483
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(609)	-	(609)
Net Gains on Joint Ventures—GAAP	$4,874	$-	$4,874

Net income allocated to noncontrolling interests—GAAP	$96,229	$35,836	$132,065
Adjustment to net income allocated to noncontrolling interests(2)	(96,230)	(35,836)	(132,066)
Net Loss Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(1)	$-	$(1)

	Three Months Ended March 31, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$305	$-	$305
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(70)	-	(70)
Net Gains on Joint Ventures—GAAP	$235	$-	$235

Net income allocated to noncontrolling interests—GAAP	$149,680	$76,112	$225,792
Adjustment to net income allocated to noncontrolling interests(2)	(149,687)	(75,684)	(225,371)
Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(7)	$428	$421

(1)	Adjustment to exclude net gains on investments in Och-Ziff funds, as management does not consider these gains to be reflective of our operating performance.
(2)

Adjustment to exclude amounts allocated to our executive managing directors and the Ziffs on their interests in the Och-Ziff Operating Group, as management reviews operating performance at the Och-Ziff Operating Group level. We conduct substantially all of our activities through the Och-Ziff Operating Group. Additionally, the impact of the consolidated Och-Ziff funds, including the allocation of earnings to investors in those funds, is also removed.

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

With regards to the consolidated Och-Ziff funds, the net effect of these fair value changes primarily impacts the net gains (losses) of consolidated Och-Ziff funds in our consolidated statements of comprehensive income; however, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests). We may also be entitled to a portion of these earnings through our incentive income allocation as general partner of these funds.

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our hedge funds and committed or invested capital for our real estate and certain other funds. A 10% change in the fair value of the net assets held by our funds as of March 31, 2014 and December 31, 2013, would have resulted in a change of approximately $3.7 billion and $3.6 billion, respectively, in our assets under management.

A 10% change in the fair value of the net assets held by our funds as of April 1, 2014 (the date management fees are calculated for the second quarter of 2014) would impact management fees charged on that day by approximately $14.3 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2014, would have impacted management fees charged on that day by approximately $14.0 million.

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

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of March 31, 2014 and December 31, 2013, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our Delayed Draw Term Loan and Aircraft Loan bear interest at rates indexed to LIBOR. We estimate that as of March 31, 2014 and December 31, 2013, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net income allocated to Class A Shareholders or Economic Income.

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of March 31, 2014 and December 31, 2013, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

During the first quarter of 2014, we implemented the remedial actions described in “Item 9A. Controls and Procedures—Management’s Remedial Measures” of our Annual Report. These actions included providing our in-house accounting personnel with additional research and subject matter training to ensure the correct application of accounting guidance related to the consolidation of our CLOs.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues” and “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus could result in additional burdens on our business” in our Annual Report. See Note 14 to our consolidated financial statements included in this Form 10-Q for additional information.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2014, we issued 700,000 Class A Shares to the Ziffs in connection with the Ziffs’ exchange of an equal number of Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A Units surrendered by the Ziffs were automatically canceled upon the exchange. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units were pursuant to the terms of the exchange agreement by and among Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, our executive managing directors and the Ziffs. The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1

Amendment and Waiver to Credit and Guaranty Agreement, dated as of March 13, 2014, among OZ Management LP, the guarantors named therein, Goldman Sachs Lending Partners LLC, as administrative agent, and various lenders named therein.

10.2	Partner Agreement between OZ Management LP and James Levin, dated as of November 10, 2010.
10.3	Partner Agreement between OZ Advisors LP and James Levin, dated as of November 10, 2010.
10.4	Partner Agreement between OZ Advisors II LP and James Levin, dated as of November 10, 2010.
10.5	Partner Agreement between OZ Management LP and James Levin, dated as of June 22, 2011.
10.6	Partner Agreement between OZ Advisors LP and James Levin, dated as of June 22, 2011.
10.7	Partner Agreement between OZ Advisors II LP and James Levin, dated as of June 22, 2011.
10.8	Partner Agreement between OZ Management LP and James Levin, dated as of December 13, 2011.
10.9	Partner Agreement between OZ Advisors LP and James Levin, dated as of December 13, 2011.
10.10	Partner Agreement between OZ Advisors II LP and James Levin, dated as of December 13, 2011.
10.11	Partner Agreement between OZ Management LP and James Levin, dated as of January 28, 2013.
10.12	Partner Agreement between OZ Advisors LP and James Levin, dated as of January 28, 2013.
10.13	Partner Agreement between OZ Advisors II LP and James Levin, dated as of January 28, 2013.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2014

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director