Form 10-Q
period 2014-06-30
Och-Ziff Capital Management Group LLC
filed 2014-08-05
CIK 1403256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of July 31, 2014, there were 171,744,202 Class A Shares and 301,884,116 Class B Shares outstanding.

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

References to our “executive managing directors” refer to the current limited partners of the Och-Ziff Operating Group entities other than our intermediate holding companies, including our founder, Mr. Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. References to our “active executive managing directors” refer to executive managing directors who remain active in our business. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS – UNAUDITED

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Assets
Cash and cash equivalents	$336,925	$189,974
Income and fees receivable	32,208	942,589
Due from related parties	6,987	5,314
Deferred income tax assets	906,446	934,658
Other assets, net	141,364	85,550
Assets of consolidated Och-Ziff funds:
Investments, at fair value	6,349,486	4,608,418
Other assets of Och-Ziff funds	155,619	102,771
Total Assets	$7,929,035	$6,869,274

Liabilities and Shareholders' Equity
Liabilities
Due to related parties	$785,696	$782,667
Debt obligations	416,918	384,177
Compensation payable	18,826	307,495
Other liabilities	93,750	60,933
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	4,193,106	2,763,977
Securities sold under agreements to repurchase	227,260	257,691
Other liabilities of Och-Ziff funds	27,435	20,727
Total Liabilities	5,762,991	4,577,667

Commitments and Contingencies (Note 14)

Redeemable Noncontrolling Interests (Note 3)	425,859	76,583

Shareholders' Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 171,725,986 and 169,641,610 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	-	-
Class B Shares, no par value, 750,000,000 shares authorized, 301,884,116 and 301,884,116 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	-	-
Paid-in capital	2,987,114	2,958,324
Appropriated retained earnings	4,264	12,872
Accumulated deficit	(3,306,956)	(3,104,917)
Shareholders' deficit attributable to Class A Shareholders	(315,578)	(133,721)
Shareholders' equity attributable to noncontrolling interests	2,055,763	2,348,745
Total Shareholders' Equity	1,740,185	2,215,024
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$7,929,035	$6,869,274

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Revenues
Management fees	$164,031	$137,365	$322,801	$266,163
Incentive income	10,918	22,905	63,011	123,065
Other revenues	201	222	647	1,183
Income of consolidated Och-Ziff funds	87,319	68,672	161,490	124,964
Total Revenues	262,469	229,164	547,949	515,375

Expenses
Compensation and benefits	66,694	69,283	132,549	120,698
Reorganization expenses	4,021	4,021	8,042	8,042
Interest expense	1,693	1,735	3,359	3,465
General, administrative and other	43,231	41,722	79,143	79,595
Expenses of consolidated Och-Ziff funds	38,456	23,511	77,133	38,837
Total Expenses	154,095	140,272	300,226	250,637

Other Income
Net gains on investments in Och-Ziff funds and joint ventures	390	417	5,873	722
Net gains of consolidated Och-Ziff funds	65,768	35,763	120,267	143,013
Total Other Income	66,158	36,180	126,140	143,735

Income Before Income Taxes	174,532	125,072	373,863	408,473
Income taxes	21,328	13,103	54,919	38,398
Consolidated and Total Comprehensive Net Income	$153,204	$111,969	$318,944	$370,075

Allocation of Consolidated and Total Comprehensive Net Income
Class A Shareholders	$10,716	$3,818	$34,568	$33,853
Noncontrolling interests	128,596	107,721	260,661	333,513
Redeemable noncontrolling interests	13,892	430	23,715	2,709
	$153,204	$111,969	$318,944	$370,075

Earnings Per Class A Share
Basic	$0.06	$0.03	$0.20	$0.22
Diluted	$0.05	$0.02	$0.20	$0.22

Weighted-Average Class A Shares Outstanding
Basic	172,733,171	152,016,631	172,329,212	151,335,477
Diluted	479,894,909	155,900,015	176,821,370	153,756,866

Dividends Paid per Class A Share	$0.23	$0.28	$1.35	$1.03

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Earnings	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity
			(dollars in thousands)
As of December 31, 2013	169,641,610	301,884,116	$2,958,324	$12,872	$(3,104,917)	$(133,721)	$2,348,745	$2,215,024
Capital contributions	-	-	-	-	-	-	134,133	134,133
Capital distributions	-	-	-	-	-	-	(711,394)	(711,394)
Cash dividends declared on Class A Shares	-	-	-	-	(229,472)	(229,472)	-	(229,472)
Dividend equivalents on Class A restricted share units	-	-	7,135	-	(7,135)	-	-	-
Equity-based compensation	738,904	-	17,925	-	-	17,925	30,240	48,165
Och-Ziff Operating Group A Unit exchanges (See Note 3)	1,345,472	-	1,205	-	-	1,205	-	1,205
Impact of changes in Och-Ziff Operating Group ownership (See Note 3)	-	-	(242)	-	-	(242)	242	-
Acquisition of noncontrolling interests	-	-	(141)	-	-	(141)	(251)	(392)
Initial consolidation of CLOs	-	-	-	(20,355)	-	(20,355)	-	(20,355)
Allocation of gains of consolidated CLOs	-	-	-	11,747	-	11,747	(11,747)	-
Impact of amortization of Reorganization charges on capital	-	-	2,908	-	-	2,908	5,134	8,042
Total comprehensive net income (excludes $23,715 allocated to redeemable noncontrolling interests)	-	-	-	-	34,568	34,568	260,661	295,229
As of June 30, 2014	171,725,986	301,884,116	$2,987,114	$4,264	$(3,306,956)	$(315,578)	$2,055,763	$1,740,185

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six Months Ended June 30,
	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income	$318,944	$370,075
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Reorganization expenses	8,042	8,042
Amortization of equity-based compensation	55,869	63,037
Depreciation and amortization	3,631	4,322
Deferred income taxes	37,166	30,596
Operating cash flows due to changes in:
Income and fees receivable	910,381	553,863
Due from related parties	(1,673)	(2,183)
Other assets, net	(18,727)	(4,263)
Due to related parties	(3,797)	17
Compensation payable	(288,669)	(202,480)
Other liabilities	31,334	3,388
Consolidated Och-Ziff funds related items:
Realized gains of consolidated Och-Ziff funds	(74,494)	(142,969)
Change in unrealized gains of consolidated Och-Ziff funds	(48,708)	12,569
Change in unrealized losses of notes payables of consolidated CLOs	2,935	(12,614)
Purchases of investments	(2,775,985)	(1,504,706)
Proceeds from sale of investments	2,407,246	1,118,468
Other assets of consolidated Och-Ziff funds	103,864	239,721
Securities sold under agreements to repurchase	(30,431)	118,771
Other liabilities of consolidated Och-Ziff funds	6,708	3,352
Net Cash Provided by Operating Activities	643,636	657,006

Cash Flows from Investing Activities
Deposit on corporate aircraft	(32,662)	-
Investment in Och-Ziff funds	(15,316)	3,733
Return on investment in Och-Ziff funds	15,836	-
Other, net	(8,573)	(3,870)
Net Cash Used in Investing Activities	(40,715)	(137)

Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	459,694	328,196
Distributions to noncontrolling and redeemable noncontrolling interests	(711,394)	(746,579)
Dividends on Class A Shares	(229,472)	(152,909)
Borrowings under Aircraft Loan	32,662	-
Other, net	(7,460)	(5,881)
Net Cash Used in Financing Activities	(455,970)	(577,173)
Net Change in Cash and Cash Equivalents	146,951	79,696
Cash and Cash Equivalents, Beginning of Period	189,974	162,485
Cash and Cash Equivalents, End of Period	$336,925	$242,181

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED – (Continued)

	Six Months Ended June 30,
	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$3,302	$3,296
Income taxes	$12,780	$8,093
Non-cash transactions:
Assets related to the initial consolidation of CLOs	$1,405,840	$1,219,181
Liabilities related to the initial consolidation of CLOs	$1,426,194	$1,237,635

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

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

The Company conducts substantially all of its operations through OZ Management LP, OZ Advisors LP and OZ Advisors II LP and their consolidated subsidiaries (collectively, the “Och-Ziff Operating Group”). References to the Company’s “executive managing directors” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP other than the Company’s intermediate holding companies, including the Company’s founder, Mr. Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. References to the Company’s “active executive managing directors” refer to executive managing directors who remain active in the Company’s business. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons. References to the Company’s “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation (“Och-Ziff Corp”) and Och-Ziff Holding LLC, both of which are wholly owned subsidiaries of the Registrant.

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

Recently Adopted Accounting Pronouncements

None of the changes to GAAP that went into effect in the six months ended June 30, 2014 has had a material effect on the Company’s consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

Future Adoption of Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities are permitted to apply the guidance in ASU 2014-09 using one of the following methods: (1) full retrospective application to each prior period presented, or (2) modified retrospective application with a cumulative effect adjustment to opening retained earnings in the annual reporting period that includes that date of initial application. The requirements of ASU 2014-09 are effective for the Company beginning in the first quarter of 2017. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition and results of operations.

None of the other changes to GAAP that are not yet effective is expected to have a material effect on the Company’s consolidated financial statements.

3.NONCONTROLLING INTERESTS

Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and primarily relate to the Och-Ziff Operating Group A Units held by the Company’s executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) and fund investors’ interests in the consolidated Och-Ziff funds. Net income allocated to the Och-Ziff Operating Group A Units is driven by the earnings of the Och-Ziff Operating Group. Net income allocated to fund investors’ interests in consolidated Och-Ziff funds is driven by the earnings of those funds, including the net difference in the fair value of CLO assets and liabilities that are subsequently reclassified to appropriated retained earnings on the consolidated balance sheets.

The following table presents the components of the net income allocated to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Och-Ziff Operating Group A Units	$48,981	$29,693	$122,562	$135,572
Consolidated Och-Ziff funds	79,715	77,139	137,956	193,657
Other	(100)	889	143	4,284
	$128,596	$107,721	$260,661	$333,513

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Och-Ziff Operating Group A Units	$452,555	$788,689
Consolidated Och-Ziff funds	1,601,189	1,558,435
Other	2,019	1,621
	$2,055,763	$2,348,745

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

The following table presents the activity in redeemable noncontrolling interests as presented in the consolidated balance sheets:

Six Months Ended June 30, 2014
(dollars in thousands)
Beginning balance	$76,583
Capital contributions	325,561
Total comprehensive income	23,715
Ending Balance	$425,859

Och-Ziff Operating Group Ownership

The Company’s interest in the Och-Ziff Operating Group increased to 36.3% as of June 30, 2014, from 35.9% as of December 31, 2013. Increases in the Company’s interest in the Och-Ziff Operating Group were driven by the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares and the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”). The Company also makes awards under its 2013 Incentive Plan, which may result in the issuance of Class A Shares in the future, primarily related to the vesting of RSUs or the exchange of Och-Ziff Operating Group A Units. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and vesting of RSUs. These increases will be offset upon any conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.

Och-Ziff Operating Group A Unit Exchanges

During the six months ended June 30, 2014, the Company issued 1,345,472 Class A Shares in connection with the Ziffs’ exchange of an equal number of Och-Ziff Operating Group A Units. As a result, the Company recorded an increase to shareholders’ equity related to deferred income tax assets resulting from the exchange, net of an increase in the tax receivable agreement liability. Following such exchange, the Ziffs ceased to own any Och-Ziff Operating Group A Units.

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

JUNE 30, 2014

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

Fair Value Measurements Categorized within the Fair Value Hierarchy

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2014:

	As of June 30, 2014
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Bank debt	$-	$2,503,487	$1,641,800	$-	$4,145,287
Real estate investments	-	-	609,323	-	609,323
Investments in affiliated credit funds	-	-	537,207	-	537,207
Residential mortgage-backed securities	-	-	421,408	-	421,408
Collateralized debt obligations	-	-	190,816	-	190,816
Energy and natural resources limited partnerships	-	-	171,515	-	171,515
Commercial real estate debt	-	-	162,931	-	162,931
Corporate bonds	-	37,444	826	-	38,270
United States government obligations	35,144	-	-	-	35,144
Asset-backed securities	-	-	23,392	-	23,392
Commercial mortgage-backed securities	-	-	9,883	-	9,883
Other investments	135	303	4,539	(667)	4,310
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$35,279	$2,541,234	$3,773,640	$(667)	$6,349,486

Senior secured notes payable of consolidated CLOs	$-	$-	$3,818,203	$-	$3,818,203
Subordinated notes payable of consolidated CLOs	-	-	374,903	-	374,903
Notes payable of consolidated CLOs, at fair value	-	-	4,193,106	-	4,193,106
Other liabilities, included within other liabilities of Och-Ziff funds	4,856	121	667	(667)	4,977
Financial Liabilities, at Fair Value	$4,856	$121	$4,193,773	$(667)	$4,198,083

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2013:

	As of December 31, 2013
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Bank debt	$-	$1,551,892	$1,180,831	$-	$2,732,723
Real estate investments	-	-	633,311	-	633,311
Investments in affiliated credit funds	-	-	188,454	-	188,454
Residential mortgage-backed securities	-	-	400,510	-	400,510
Collateralized debt obligations	-	-	205,026	-	205,026
Energy and natural resources limited partnerships	-	-	158,759	-	158,759
Commercial real estate debt	-	-	93,445	-	93,445
Corporate bonds	-	38,228	817	-	39,045
United States government obligations	97,741	-	-	-	97,741
Asset-backed securities	-	-	34,627	-	34,627
Commercial mortgage-backed securities	-	-	20,530	-	20,530
Other investments	964	87	3,292	(96)	4,247
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$98,705	$1,590,207	$2,919,602	$(96)	$4,608,418

Senior secured notes payable of consolidated CLOs	$-	$-	$2,508,338	$-	$2,508,338
Subordinated notes payable of consolidated CLOs	-	-	255,639	-	255,639
Notes payable of consolidated CLOs, at fair value	-	-	2,763,977	-	2,763,977
Other liabilities, included within other liabilities of Och-Ziff funds	3,066	19	800	(96)	3,789
Financial Liabilities, at Fair Value	$3,066	$19	$2,764,777	$(96)	$2,767,766

Reconciliation of Fair Value Measurements Categorized within Level III

The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Amounts related to the initial consolidation of the Company’s CLOs are included within investment purchases in the tables below.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the three months ended June 30, 2014:

	Balance as of March 31, 2014	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2014
	(dollars in thousands)
Bank debt	$1,323,441	$78,502	$(272,750)	$867,757	$(356,611)	$-	$1,461	$1,641,800
Real estate investments	620,036	-	-	3,177	(23,139)	-	9,249	609,323
Investments in affiliated credit funds	431,108	-	-	107,492	(22,303)	-	20,910	537,207
Residential mortgage-backed securities	399,791	-	-	46,706	(41,666)	-	16,577	421,408
Collateralized debt obligations	210,823	-	-	24,144	(50,755)	-	6,604	190,816
Energy and natural resources limited partnerships	146,509	-	-	17,606	(1,811)	-	9,211	171,515
Commercial real estate debt	132,537	-	-	65,102	(39,312)	-	4,604	162,931
Corporate bonds	849	-	-	18	-	-	(41)	826
Asset-backed securities	25,508	-	-	595	(1,567)	-	(1,144)	23,392
Commercial mortgage- backed securities	9,826	-	-	-	-	-	57	9,883
Other investments (including derivatives, net)	4,189	-	-	298	(2,527)	1,988	(76)	3,872
	$3,304,617	$78,502	$(272,750)	$1,132,895	$(539,691)	$1,988	$67,412	$3,772,973

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the three months ended June 30, 2013:

(Restated - See Note 17)	Balance as of March 31, 2013	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2013
	(dollars in thousands)
Bank debt	$1,033,184	$81,351	$-	$751,513	$(213,197)	$-	$(9,862)	$1,642,989
Real estate investments	650,165	-	-	104,634	(59,981)	-	20,864	715,682
Investments in affiliated credit funds	76,814	-	-	60,920	(8,728)	-	800	129,806
Residential mortgage-backed securities	293,503	-	-	91,825	(26,126)	-	(11,397)	347,805
Collateralized debt obligations	262,492	-	-	6,030	(17,719)	-	6,801	257,604
Energy and natural resources limited partnerships	111,626	-	-	23,739	-	-	18,640	154,005
Commercial real estate debt	150,901	-	-	41,755	(39,841)	-	897	153,712
Corporate bonds	-	2,603	-	2,350	-	-	(225)	4,728
Asset-backed securities	10,800	-	-	54,403	(2,816)	-	(2,161)	60,226
Commercial mortgage- backed securities	42,184	-	-	4,528	(19,173)	-	176	27,715
Other investments (including derivatives, net)	42,019	-	-	725	(1,189)	(1,161)	1,056	41,450
	$2,673,688	$83,954	$-	$1,142,422	$(388,770)	$(1,161)	$25,589	$3,535,722

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the six months ended June 30, 2014:

	Balance as of December 31, 2013	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2014
	(dollars in thousands)
Bank debt	$1,180,831	$86,579	$(276,178)	$1,202,450	$(557,214)	$-	$5,332	$1,641,800
Real estate investments	633,311	-	-	18,491	(71,727)	-	29,248	609,323
Investments in affiliated credit funds	188,454	-	-	347,597	(34,348)	-	35,504	537,207
Residential mortgage-backed securities	400,510	-	-	133,071	(146,532)	-	34,359	421,408
Collateralized debt obligations	205,026	-	-	75,450	(108,727)	-	19,067	190,816
Energy and natural resources limited partnerships	158,759	-	-	20,759	(16,002)	-	7,999	171,515
Commercial real estate debt	93,445	-	-	105,388	(40,805)	-	4,903	162,931
Corporate bonds	817	-	-	18	-	-	(9)	826
Asset-backed securities	34,627	-	-	595	(9,774)	-	(2,056)	23,392
Commercial mortgage- backed securities	20,530	-	-	-	(13,321)	-	2,674	9,883
Other investments (including derivatives, net)	2,492	69	-	1,753	(3,093)	2,421	230	3,872
	$2,918,802	$86,648	$(276,178)	$1,905,572	$(1,001,543)	$2,421	$137,251	$3,772,973

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the six months ended June 30, 2013:

(Restated - See Note 17)	Balance as of December 31, 2012	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	Balance as of June 30, 2013
	(dollars in thousands)
Bank debt	$384,578	$83,257	$-	$1,595,497	$(418,960)	$-	$(1,383)	$1,642,989
Real estate investments	615,634	-	-	185,293	(172,853)	-	87,608	715,682
Investments in affiliated credit funds	88,298	-	-	101,501	(69,931)	-	9,938	129,806
Residential mortgage-backed securities	260,410	-	-	175,726	(86,831)	-	(1,500)	347,805
Collateralized debt obligations	265,722	-	-	30,393	(67,006)	-	28,495	257,604
Energy and natural resources limited partnerships	167,467	-	-	29,466	(53,269)	-	10,341	154,005
Commercial real estate debt	151,275	-	-	53,867	(53,709)	-	2,279	153,712
Corporate bonds	-	1,632	-	6,462	(3,148)	-	(218)	4,728
Asset-backed securities	12,234	-	-	54,403	(4,175)	-	(2,236)	60,226
Commercial mortgage- backed securities	41,961	-	-	14,045	(30,061)	-	1,770	27,715
Other investments (including derivatives, net)	46,098	-	-	725	(6,008)	(4,926)	5,561	41,450
	$2,033,677	$84,889	$-	$2,247,378	$(965,951)	$(4,926)	$140,655	$3,535,722

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

Transfers out of Level III presented in the tables above resulted from the fair values of certain securities becoming market observable, with fair value determined using independent pricing services. Transfers into Level III presented in the table above resulted from the valuation of certain investments with decreased market observability, with fair values determined using broker quotes or independent pricing services utilizing unobservable inputs. There were no transfers between Levels I and II during the period presented above.

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Bank debt	$2,300	$(12,517)	$4,148	$(4,980)
Real estate investments	6,560	4,804	23,443	62,140
Investments in affiliated credit funds	902	(517)	4,636	1,735
Residential mortgage-backed securities	13,275	(16,903)	23,225	(14,605)
Collateralized debt obligations	(2,422)	(1,450)	4,624	6,459
Energy and natural resources limited partnerships	9,938	18,640	8,548	10,341
Commercial real estate debt	1,614	(2,494)	1,840	(1,494)
Corporate bonds	(36)	(225)	(9)	(249)
Asset-backed securities	(1,198)	(2,230)	(2,288)	(2,321)
Commercial mortgage-backed securities	32	(7,865)	(3)	(9,240)
Other investments (including derivatives, net)	(197)	(1,528)	455	(38)
	$30,768	$(22,285)	$68,619	$47,748

The tables below summarize the changes in the notes payable of consolidated CLOs for the three and six months ended June 30, 2014 and 2013. The amounts presented within net gains (losses) of consolidated Och-Ziff funds represent the net change in unrealized gains (losses) on the notes payable of consolidated CLOs. These amounts all relate to liabilities still in existence as of each respective balance sheet date. Amounts related to the initial consolidation of the Company’s CLOs are included within issuances in the tables below.

	Balance as of March 31, 2014	Issuances	Net Gains of Consolidated Och-Ziff Funds	Balance as of June 30, 2014
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,515,873	$1,306,181	$(3,851)	$3,818,203
Subordinated notes payable of consolidated CLOs	256,582	120,014	(1,693)	374,903
	$2,772,455	$1,426,195	$(5,544)	$4,193,106

(Restated - See Note 17)	Balance as of March 31, 2013	Issuances	Net (Gains) Losses of Consolidated Och-Ziff Funds	Balance as of June 30, 2013
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$1,543,446	$540,076	$(16,436)	$2,067,086
Subordinated notes payable of consolidated CLOs	170,517	51,431	(2,561)	219,387
	$1,713,963	$591,507	$(18,997)	$2,286,473

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

	Balance as of December 31, 2013	Issuances	Net (Gains) Losses of Consolidated Och-Ziff Funds	Balance as of June 30, 2014
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,508,338	$1,306,180	$3,685	$3,818,203
Subordinated notes payable of consolidated CLOs	255,639	120,014	(750)	374,903
	$2,763,977	$1,426,194	$2,935	$4,193,106

(Restated - See Note 17)	Balance as of December 31, 2012	Issuances	Net (Gains) Losses of Consolidated Och-Ziff Funds	Balance as of June 30, 2013
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$956,693	$1,117,860	$(7,467)	$2,067,086
Subordinated notes payable of consolidated CLOs	104,852	119,681	(5,146)	219,387
	$1,061,545	$1,237,541	$(12,613)	$2,286,473

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

Collateralized Debt Obligations; Residential and Commercial Mortgage-Backed Securities; Commercial Real Estate Debt; Corporate Bonds; Asset-Backed Securities; Bank Debt; Notes Payable of Consolidated CLOs

The fair value of investments in collateralized debt obligations, residential and commercial mortgage-backed securities, commercial real estate debt, corporate bonds, asset-backed securities, bank debt and notes payable of consolidated CLOs that do not have readily ascertainable fair values is generally determined using broker quotes or valuations from independent pricing services. For month-end valuations, the Company generally receives one to four broker quotes for each security, depending on the type of security being valued. These broker quotes are generally non-binding or indicative in nature. The Company verifies that these broker quotes are reflective of fair value as defined in GAAP generally through procedures such as comparison to independent pricing services, back testing procedures, review of stale pricing reports and performance of other due diligence procedures as may be deemed necessary. Historically, the Company has only adjusted a small number of broker quotes when used in determining final valuations for securities as a result of these procedures.

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

JUNE 30, 2014

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

Energy and Natural Resources Limited Partnerships

The fair value of energy and natural resources limited partnerships are generally determined using discounted cash flows when assets are producing oil or gas, or when it is reasonably certain that an asset will be capable of producing oil or gas, or using recent financing for certain investments. Acreage with proven undeveloped, probable or possible reserves are valued using prevailing prices of comparable properties, and may include adjustments for other assets or liabilities such as seismic data, equipment, and cash held by the investee. Certain natural resource assets may also be valued using scenario analyses and sum of the parts analyses.

The fair value for certain energy and natural resources limited partnership investments is based on the net asset value of the underlying fund. This amount represents a certain consolidated fund’s investment into another fund managed by the Company. The investee invests primarily in energy and natural resource investments. The fund may not redeem its investment into the investee prior to liquidation. The fund will receive distributions from the investee as investments are sold, the timing of which cannot be estimated. The consolidated fund has $49.7 million of unfunded commitments that will be funded by capital contributions from investors in the fund, as the Company is not an investor in the fund.

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

Investments in Affiliated Credit Funds

The fair value of investments in affiliated credit funds relates to consolidated feeder funds’ investments into their related master funds. The Company is not an investor of these feeder funds or master funds. The fair value of these investments is based on the consolidated feeder funds’ proportionate share of the respective master funds’ net asset value. These master funds invest primarily in credit-related strategies. Approximately 74% of these investments can be redeemed and paid to investors in the feeder fund after an initial lock-up period of one to three years, after which the feeder fund may redeem its investment on a quarterly basis upon 90 days’ prior written notice. The Company, as investment manager of the master fund, has the option (not exercised to date) to suspend redemptions in certain situations. The remaining 26% relates to a feeder fund that is not able to redeem its investment in the master fund prior to liquidation, the timing of which cannot be estimated. The feeder fund will receive distributions from the master fund as investments are sold, the timing of which cannot be estimated due to the illiquid nature of the investments held by the master fund. The consolidated feeder funds have $24.6 million of unfunded commitments that will be funded by capital contributions from investors in the feeder funds, as the Company is not an investor in the feeder funds or master funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of June 30, 2014.

	Fair Value at
	June 30, 2014			Range
Type of Investment or Liability	(in thousands)	Valuation Technique	Unobservable Input	(Weighted-Average)
Bank debt	$1,569,195	Independent pricing services	n/a
	13,138	Market comparables	Yield	13%
	59,060	Broker quotes	n/a
	407	Discounted cash flow	Yield	7%
Real estate investments	$609,323	Discounted cash flow	Discount rate	5% to 36% (20%)
			Cash flow growth rate	-22% to 133% (3%)
			Capitalization rate	5% to 14% (8%)
			Price per square foot	$56.29 to $551.95 ($173.83)
			Absorption rate per year	2% to 36% (13%)
			Exit multiple	6.3x
Investments in affiliated credit funds	$537,207	Net asset value	n/a
Residential mortgage-backed securities	$413,356	Broker quotes	n/a
	8,052	Discounted cash flow	Discount rate	21%
			Credit spread	1225 bps
Collateralized debt obligations	$190,816	Broker quotes	n/a
Energy and natural resources limited partnerships	$100,916	Net asset value	n/a
	25,771	Scenario analysis	Discount rate	10%
			EBITDA multiple	6.3 x
			Price of natural gas per thousand cubic feet	$4.78
			Price of oil per barrel	$80.00
			Price per acre	$1,750.00
			Production multiple (price per thousand cubic feet equivalent per day)	$6,250.00
	22,695	Sum of the parts	Discount rate	15%
			EBITDA multiple	6.0 x
			EV/risked prospective resources	1.25 x
			Price of natural gas per thousand cubic feet	$4.78
			Price of oil per barrel	$80.00
			Price per acre	$500.00
			Scenario analysis weightings	50%
			Well risking	75%
	13,924	Recent financing	n/a
	8,204	Discounted cash flow	Discount rate	15%
			Energy differentials	4%
			Price of natural gas per thousand cubic feet	$4.78
			Price of oil per barrel	$80.00
	5	Broker quotes	n/a
Commercial real estate debt	$83,244	Market comparables	Comparability adjustment	2%
			Discount rate	50%
			Yield	10% to 17% (12%)
	79,687	Discounted cash flow	Discount rate	9% to 15% (14%)
Corporate bonds	$460	Market comparables	Yield	11%
	366	Broker quotes	n/a
Asset-backed securities	$19,312	Broker quotes	n/a
	4,080	Discounted cash flow	Discount rate	12%
Commercial mortgaged-backed securities	$9,883	Broker quotes	n/a
Senior secured notes payable of consolidated CLOs	$3,818,203	Broker quotes	n/a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

	Fair Value at
	June 30, 2014			Range
Type of Investment or Liability	(in thousands)	Valuation Technique	Unobservable Input	(Weighted-Average)
Subordinated notes payable of consolidated CLOs	$374,903	Broker quotes	n/a

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

	Fair Value at
	December 31, 2013			Range
Type of Investment or Liability	(in thousands)	Valuation Technique	Unobservable Input	(Weighted-Average)
Commercial mortgaged-backed securities	$20,530	Broker quotes	n/a
Senior secured notes payable of consolidated CLOs	$2,508,338	Discounted cash flow	Interest rate	5%
			Loan default rate	2%
			Loan loss severity	20%
			Loan prepayment rate	20%
			Reinvestment price	$99.50
Subordinated notes payable of consolidated CLOs	$255,639	Broker quotes	n/a

Valuation Process for Fair Value Measurements Categorized within Level III

The Company has established an internal control infrastructure over the valuation of financial instruments that includes ongoing oversight by its Financial Controls Group and Valuation Committee, as well as periodic audits by the Company’s Internal Audit Group. These control functions are segregated from the trading and investing functions.

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

The Financial Controls Group is responsible for seeking to ensure compliance with the valuation policies and preparing the monthly valuation reports reviewed by the Valuation Committee. The Financial Controls Group’s other responsibilities include, but are not limited to the following: preparation and distribution of daily profit and loss reports; overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and third party pricing feeds; performing back testing by comparing prices observed in executed transactions to previous day valuations and/or pricing service providers on a weekly and monthly basis; preparing due diligence report reviews on independent pricing services on an annual or as needed basis; and assisting the Valuation Committee in developing valuation policies.

The Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an assessment of the design and effectiveness of controls over the Company’s operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, the Internal Audit Group meets with management periodically to evaluate and provide guidance on the existing risk framework and control environment assessments.

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

Fair Value of Other Financial Instruments

Management estimates that the fair value of the $382.3 million outstanding under the Company’s delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”) was approximately 97% of its carrying value as of June 30, 2014, based on an analysis of comparable issuers. The carrying value of the Company’s other financial instruments approximated their fair values as of June 30, 2014. These fair value measurements would be categorized as Level III within the fair value hierarchy.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

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

Securities Sold Under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount
	(dollars in thousands)
As of June 30, 2014	$227,260	$-	$227,260	$227,260	$-
As of December 31, 2013	$257,691	$-	$257,691	$257,691	$-

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

The following table presents the assets and liabilities of funds that are VIEs and consolidated by the Company:

	June 30, 2014		December 31, 2013
	CLOs	Other Funds	CLOs	Other Funds
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$4,112,144	$886,756	$2,749,422	$607,823
Other assets of Och-Ziff funds	107,414	11,761	43,832	20,736
Total Assets	$4,219,558	$898,517	$2,793,254	$628,559

Liabilities
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	$4,193,106	$-	$2,763,977	$-
Securities sold under agreements to repurchase	-	11,347	-	49,304
Other liabilities of Och-Ziff funds	18,095	3,121	13,293	2,550
Total Liabilities	$4,211,201	$14,468	$2,777,270	$51,854

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

The Company’s involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods, as well as the loss of investments in these entities, if any. The net assets of these VIEs were $36.3 billion and $33.7 billion as of June 30, 2014 and December 31, 2013, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from these entities, as well as investments in these entities, if any. As of June 30, 2014 and December 31, 2013, the only assets arising from these variable interests related to income and fees receivable of $20.6 million and $574.1 million, respectively.

Joint Ventures

The Company holds a variable interest in a joint venture that is a VIE. The Company’s exposure to loss for this joint venture is limited to its investments in the entity, which totaled $231 thousand and $6.7 million as of June 30, 2014 and December 31, 2013, respectively, and is recorded within other assets in the Company’s consolidated balance sheets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

7.OTHER ASSETS, NET

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$28,352	$21,714
Computer hardware and software	27,122	21,165
Corporate aircraft	22,600	22,600
Furniture, fixtures and equipment	3,146	3,146
Accumulated depreciation and amortization	(55,676)	(52,416)
Fixed assets, net	25,544	16,209
Receivables	36,835	10,270
Deposit on new corporate aircraft	36,662	4,000
Goodwill	22,691	22,691
Prepaid expenses	11,873	18,165
Investments in Och-Ziff funds	3,424	3,192
Intangible assets, net	1,739	2,110
Investments in joint ventures	231	6,745
Other	2,365	2,168
Total Other Assets, Net	$141,364	$85,550

8.OTHER LIABILITIES

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Accrued expenses	$67,045	$39,851
Deferred rent credit	17,086	15,928
Uncertain tax positions	7,000	-
Current income taxes payable	2,041	4,059
Other	578	1,095
Total Other Liabilities	$93,750	$60,933

9.DEBT OBLIGATIONS

Notes Payable of Consolidated CLOs

The Company consolidates the CLOs it manages. As a result, the senior and subordinated notes issued by the CLOs are included in the Company’s consolidated balance sheets. Notes payable of the consolidated CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral generally consists of corporate loans, corporate bonds and other securities. As of June 30, 2014 and December 31, 2013, the fair value of the CLO assets was $4.2 billion and $2.8 billion, respectively. The stated maturity dates for the notes issued by the CLOs range from 2023 to 2026.

The Company has elected to carry these notes at fair value in its consolidated balance sheets to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLOs. The Company recorded unrealized gains (losses) of $5.5 million and $19.0 million for the three months ended June 30, 2014 and 2013, respectively, and $(2.9) million and $12.6 million for the six months ended June 30, 2014 and 2013, respectively. These amounts are included within net gains of consolidated Och-Ziff funds in the statements of comprehensive income. Substantially all of these changes related to changes in instrument specific credit risk, as substantially all of these are floating-rate instruments.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

The tables below present information related to the CLO notes outstanding. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior notes.

	As of June 30, 2014
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$3,867,500	$3,818,203	2.33%	10.9
Subordinated notes payable of consolidated CLOs	403,800	374,903	N/A	10.8
Total Notes Payable of Consolidated CLOs	$4,271,300	$4,193,106

	As of December 31, 2013
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,543,000	$2,508,338	2.30%	10.8
Subordinated notes payable of consolidated CLOs	282,300	255,639	N/A	10.8
Total Notes Payable of Consolidated CLOs	$2,825,300	$2,763,977

Aircraft Loan

On February 14, 2014, the Company entered into a secured multiple draw term loan agreement for up to $59.0 million to finance the purchase of a new corporate aircraft expected to be delivered in the first quarter of 2015 (the “Aircraft Loan”). The Aircraft Loan is guaranteed by OZ Management, OZ Advisors and OZ Advisors II. As of June 30, 2014, $32.7 million was outstanding under the Aircraft Loan.

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

JUNE 30, 2014

10.GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Recurring placement and related service fees	$12,017	$7,333	$22,734	$13,866
Occupancy and equipment	7,401	7,305	15,446	15,190
Professional services	7,679	14,686	15,102	26,188
Information processing and communications	5,873	5,279	10,711	9,883
Insurance	4,011	1,876	7,979	3,733
Business development	2,950	2,767	5,741	5,154
Other expenses	3,304	2,478	5,249	5,564
	43,235	41,724	82,962	79,578
Changes in tax receivable agreement liability	(4)	(2)	(3,819)	17
Total General, Administrative and Other	$43,231	$41,722	$79,143	$79,595

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

The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 12.2% and 10.5% for the three months ended June 30, 2014 and 2013, respectively, and 14.7% and 9.4% for the six months ended June 30, 2014 and 2013, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the executive managing directors’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

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

JUNE 30, 2014

A reconciliation of the changes in the Company’s unrecognized tax benefits, excluding related interest and penalties, is presented in the table below. As of and prior to December 31, 2013, the Company did not have a liability for unrecognized tax benefits.

Six Months Ended June 30, 2014
(dollars in thousands)
Beginning balance	$-
Additions for tax benefits related to prior years	7,000
Ending Balance	$7,000

As of and for the three and six months ended June 30, 2014, the Company did not accrue interest or penalties related to uncertain tax positions. As of June 30, 2014, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.5 million as of June 30, 2014.

12.EARNINGS PER CLASS A SHARE

Basic earnings per Class A Share is computed by dividing the net income allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended June 30, 2014 and 2013, the Company included, respectively, 1,669,751 and 2,044,912 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings per Class A Share. For the six months ended June 30, 2014 and 2013, the Company included, respectively, 1,726,737 and 1,983,147 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings per Class A Share.

The following tables present the computation of basic and diluted earnings per Class A Share:

Three Months Ended June 30, 2014	Net Income Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$10,716	172,733,171	$0.06
Effect of dilutive securities:
Och-Ziff Operating Group A Units	12,023	302,182,026		-
RSUs	-	4,979,712		-
Diluted	$22,739	479,894,909	$0.05

Three Months Ended June 30, 2013 (Restated - See Note 17)	Net Income Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$3,818	152,016,631	$0.03
Effect of dilutive securities:
Och-Ziff Operating Group A Units	-	-		315,605,914
RSUs	-	3,883,384		-
Diluted	$3,818	155,900,015	$0.02

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

Six Months Ended June 30, 2014	Net Income Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$34,568	172,329,212	$0.20
Effect of dilutive securities:
Och-Ziff Operating Group A Units	-	-		301,884,116
RSUs	-	4,492,158		-
Diluted	$34,568	176,821,370	$0.20

Six Months Ended June 30, 2013 (Restated - See Note 17)	Net Income Allocated to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$33,853	151,335,477	$0.22
Effect of dilutive securities:
Och-Ziff Operating Group A Units	-	-		315,605,914
RSUs	-	2,421,389		-
Diluted	$33,853	153,756,866	$0.22

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

Notes Payable of Consolidated CLOs

A portion of the notes payable of consolidated CLOs is held by certain funds managed by the Company. As of June 30, 2014 and December 31, 2013, these amounts totaled $180.3 million and $162.8 million, respectively.

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

JUNE 30, 2014

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$5,750	$7,371	$11,643	$14,835
Incentive income	$868	$1,589	$3,358	$1,715
Fees waived on investments held by related parties:
Management fees	$3,923	$3,561	$7,860	$7,019

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the three months ended June 30, 2014 and 2013, the Company charged Mr. Och $50 thousand and $53 thousand, respectively, for his personal use of the aircraft. For the six months ended June 30, 2014 and 2013, the Company charged Mr. Och $349 thousand and $405 thousand, respectively, for his personal use of the aircraft.

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

JUNE 30, 2014

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

On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.).  Daniel Och and Joel Frank are also named defendants.  The complaint asserts claims on behalf of all purchasers of Company securities from February 9, 2012 to April 25, 2014, and asserts claims under the Securities Exchange Act of 1934.  The complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters under investigation by the U.S. Securities and Exchange Commission and the U.S. Department of Justice.  On May 30, 2014, a shareholder derivative action was filed against the Company in the Supreme Court of the State of New York, County of New York (Stokes v. Och, et al.).  The complaint asserts claims derivatively on behalf of the Company against all of the Company’s directors and alleges that the directors breached their fiduciary duties and other disclosure obligations with respect to the matters described above.

The Company believes both of these cases are without merit and intends to defend them vigorously.

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

JUNE 30, 2014

The Company’s Other Operations are primarily comprised of its real estate business, which provides asset management services to its real estate funds. The businesses included in the Company’s Other Operations do not meet the thresholds of reportable business segments under GAAP.

In addition to analyzing the Company’s results on a GAAP basis, management also reviews its results on an “Economic Income” basis. Economic Income excludes the adjustments described below that are required for presentation of the Company’s results on a GAAP basis, but that management does not consider when evaluating operating performance in any given period. Management uses Economic Income as the basis on which it evaluates the Company’s financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses.

Economic Income is a measure of pre-tax operating performance that excludes the following from the Company’s results on a GAAP basis:

•

Income allocations to the Company’s executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) on their direct interests in the Och-Ziff Operating Group. Management reviews operating performance at the Och-Ziff Operating Group level, where substantially all of the Company’s operations are performed, prior to making any income allocations.

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

Och-Ziff Funds Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$171,659	$155,322	$382,992	$381,068
Economic Income	$112,809	$97,691	$271,407	$270,926

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

JUNE 30, 2014

Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Total consolidated revenues	$262,469	$229,164	$547,949	$515,375
Adjustment to management fees(1)	(4,377)	(2,504)	(8,587)	(4,910)
Adjustment to incentive income(2)	3,461	-	10,376	1,114
Other Operations revenues	(2,575)	(2,666)	(5,256)	(5,547)
Income of consolidated Och-Ziff funds	(87,319)	(68,672)	(161,490)	(124,964)
Economic Income Revenues - Och-Ziff Funds Segment	$171,659	$155,322	$382,992	$381,068
(1)

Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

Reconciliation of Och-Ziff Funds Economic Income to Net Income Allocated to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Net income allocated to Class A Shareholders	$10,716	$3,818	$34,568	$33,853
Net income allocated to the Och-Ziff Operating Group A Units	48,981	29,693	122,562	135,572
Income taxes	21,328	13,103	54,919	38,398
Equity-based compensation	28,739	40,319	55,869	63,037
Incentive income allocations from consolidated funds subject to clawback	(9,806)	1,728	(18,123)	(21,718)
Allocations to Och-Ziff Operating Group D Units	4,317	1,390	9,474	5,590
Adjustment for expenses related to compensation and profit- sharing arrangements based on fund investment performance	3,863	2,276	8,229	3,279
Reorganization expenses	4,021	4,021	8,042	8,042
Change in tax receivable agreement liability	(4)	(2)	(3,819)	17
Other Operations	(542)	(821)	(2,784)	(1,801)
Depreciation and amortization	1,803	2,002	3,631	4,322
Other adjustments	(607)	164	(1,161)	2,335
Economic Income - Och-Ziff Funds Segment	$112,809	$97,691	$271,407	$270,926

16.SUBSEQUENT EVENTS

Dividend

On August 5, 2014, the Company announced a cash dividend of $0.17 per Class A Share. The dividend is payable on August 22, 2014 to holders of record as of the close of business on August 15, 2014.

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

JUNE 30, 2014

current period presentation. See Note 2 to the Company’s consolidated financial statements included in its Annual Report for additional information.

The tables below present the effect of these adjustments on the affected line items in the Company’s consolidated statement of comprehensive income as originally reported in the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2013. There were no changes to the previously reported net cash flows from operating, investing and financing activities resulting from these adjustments.

	Three Months Ended June 30, 2013
	Previously Reported	Adjustments	Restated
	(dollars in thousands)
Management fees	$139,499	$(2,134)	$137,365
Income of consolidated Och-Ziff funds	45,210	23,462	68,672
General, administrative and other	41,714	8	41,722
Expenses of consolidated Och-Ziff funds	3,947	19,564	23,511
Change in deferred income of consolidated Och-Ziff funds	(17,642)	17,642	-
Net gains of consolidated Och-Ziff funds	35,891	(128)	35,763
Income taxes	12,625	478	13,103
Consolidated and total comprehensive net income	93,177	18,792	111,969

Allocation of Consolidated and Total Comprehensive Net Income
Class A Shareholders	$4,897	$(1,079)	$3,818
Noncontrolling interests	88,280	19,441	107,721
Redeemable noncontrolling interests	-	430	430
	$93,177	$18,792	$111,969

Earnings Per Class A Share
Basic	$0.03	$-	$0.03
Diluted	$0.03	$(0.01)	$0.02

	Six Months Ended June 30, 2013
	Previously Reported	Adjustments	Restated
	(dollars in thousands)
Management fees	$269,909	$(3,746)	$266,163
Income of consolidated Och-Ziff funds	84,049	40,915	124,964
General, administrative and other	79,596	(1)	79,595
Expenses of consolidated Och-Ziff funds	7,862	30,975	38,837
Change in deferred income of consolidated Och-Ziff funds	(38,300)	38,300	-
Net gains of consolidated Och-Ziff funds	139,017	3,996	143,013
Income taxes	35,017	3,381	38,398
Consolidated and total comprehensive net income	324,965	45,110	370,075

Allocation of Consolidated and Total Comprehensive Net Income
Class A Shareholders	$30,966	$2,887	$33,853
Noncontrolling interests	293,999	39,514	333,513
Redeemable noncontrolling interests	-	2,709	2,709
	$324,965	$45,110	$370,075

Earnings Per Class A Share
Basic	$0.20	$0.02	$0.22
Diluted	$0.20	$0.02	$0.22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Overview of Our 2014 Second Quarter Results

As of June 30, 2014, our assets under management were $45.9 billion, 14% higher than $40.2 billion as of December 31, 2013. The increase was driven by capital net inflows of $4.8 billion and performance-related appreciation of $849.8 million. The growth in our assets under management during the 2014 second quarter resulted from strong growth each of our products, and investor interest in our platforms remains very high. Globally, we believe that pension funds and other institutions will continue to increase the size of their capital allocations to alternative asset managers, and that we will benefit from this secular trend as we further expand and diversify our business.

During the second quarter, corporate, institutional and other sources, as well as private bank platforms and pension funds, were the primary drivers of our capital net inflows. The OZ Master Fund experienced strong growth during the quarter with organic net inflows coming from a diverse range of investors globally. We completed an additional two closings of our third domestic real estate fund during June. Our credit products also experienced strong growth during the second quarter, with assets under management totaling approximately $5.1 billion, a 15% increase from December 31, 2013. We closed two additional CLOs during the second quarter for $1.4 billion. We continue to evaluate additional opportunities to expand our credit offerings globally.

For the second quarter of 2014, we reported GAAP net income allocated to Class A Shareholders of $10.7 million, compared to $3.8 million for the second quarter of 2013, and net income of $34.6 million for the first half of 2014, compared to net income of $33.9 million for the first half of 2013. The increase in our GAAP net income for the quarter-to-date period was primarily due to a combination of higher management fees and lower compensation and benefits expenses, partially offset by lower incentive income. The increase for the year-to-date period was primarily due to a higher management fees, partially offset by lower incentive income and higher compensation and benefits expenses.

We reported Economic Income for the Company of $113.4 million for the second quarter of 2014, compared to $98.5 million for the second quarter of 2013, and $274.2 million for the first half of 2014, compared to $272.7 million for the first half of 2013. The year-over-year increase for both the quarter-to-date and year-to-date periods was principally driven by higher management fees and a decrease in non-compensation expenses, partially offset by lower incentive income and an increase in compensation and benefits expenses. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year changes in Economic Income, please see “—Economic Income Analysis.”

Overview of 2014 Second Quarter Fund Performance

During the second quarter and first half of 2014, the OZ Master Fund generated a net return of 1.7% and 2.2%, respectively; the OZ Asia Master Fund was essentially flat and -6.7%, respectively; and the OZ Europe Master Fund generated a net return of -1.9% for both the second quarter and first half. For the first half these returns were generated with approximately 65% of the volatility of the S&P 500 Index on a weighted-average basis. For the first half of 2014, the performance of the OZ Master Fund was driven primarily by its credit-related strategies. The performance of the OZ Asia Master Fund and the OZ Europe Master Fund was driven by these funds' negative returns in their long/short equity special situations strategies, partially offset by positive performance in their credit-related strategies. We remained fully invested in the OZ Master Fund as of the end of the second quarter. The investment landscape benefitted from a recovery in the equity markets globally during the second quarter, combined with a strong increase in M&A activity, creating an increased opportunity set in event-driven equities. We remain active in our credit strategies, although we are incrementally more cautious in U.S. structured credit. For important information about our fund performance data, please see “—Assets Under Management and Fund Performance Information.”

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

During the 2014 second quarter, global equity markets recovered from the volatile conditions seen during the first quarter.  Large-scale M&A activity drove market activity across geographies and industries. In the U.S., generally accommodative statements from the U.S. Federal Reserve and modest economic growth helped support markets throughout the second quarter.  U.S. equity markets remained positive, with volatility declining and the S&P 500 sustaining its longest stretch without a greater than 1% day-over-day movement since 1995.

In Europe, while equity markets increased during the second quarter, there was a significant divergence in the performance of individual industry sectors.  While the additional stimulus measures from the European Central Bank had a positive effect, a difficult earnings season weighed on investor confidence.  As a result, European equity markets ended on a slightly negative note.

In Asia, equity markets in the region rebounded during the second quarter as the global economic environment improved.  In Japan, the economy appeared to be recovering from the decline in demand following the implementation of the consumption tax hike in April.  In China, the government appeared to have alleviated a potential property-led economic slowdown through targeted stimulus programs, a selective easing of credit to encourage social, housing and infrastructure spending as well as the relaxation of home purchase restrictions in certain Chinese cities.

Capital Flow Environment

As of the end of the 2014 second quarter, total capital allocated to the hedge fund industry totaled $2.8 trillion, increasing by approximately $100 billion, or 4%, from the end of the first quarter. Net inflows comprised $30.5 billion, or 31%, of the sequential increase, with the remainder coming from performance-related appreciation.  Net inflows were 16% higher during the second quarter than those in the first quarter of this year. First half 2014 net inflows totaled $56.9 billion, 67% higher than the $34.0 billion in the second half of 2013. For both 2014 periods, net inflows were at the highest level in 12 quarters.

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

Information with respect to our assets under management throughout this report, including the tables set forth in this discussion and analysis, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. As of June 30, 2014, approximately 6% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 40% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Balance-beginning of period	$42,626,392	$34,992,271	$40,238,812	$32,603,930
Net flows	2,584,811	895,263	4,795,602	1,986,237
Appreciation	673,001	679,538	849,790	1,976,905
Balance-end of period	$45,884,204	$36,567,072	$45,884,204	$36,567,072

Weighted-average assets under management	$44,278,998	$35,306,208	$42,875,261	$34,126,256

In the first half of 2014, our funds experienced performance-related appreciation of $849.8 million and capital net inflows of $4.8 billion, which were comprised of $7.9 billion of gross inflows and $3.1 billion of gross outflows. Direct allocations from pension funds and private banks remained the largest drivers of our gross inflows during the first half of 2014 (excluding CLOs), but we also saw growth from corporate, institutional and other. These gross inflows included $1.4 billion related to the launch of two new CLOs and $1.2 billion related to the launch of our third domestic real estate fund. Redemptions from fund-of-funds were the largest driver of our gross outflows during the first half of 2014. Our outflows also included a $334.9 million reduction in assets under management resulting from the expiration of the investment period for our second domestic real estate fund. We experienced strong momentum in each of our products during the second quarter, and investor interest in our platform remains very high.

In the first half of 2013, our funds experienced performance-related appreciation of $2.0 billion and capital net inflows of $2.0 billion, which were comprised of $4.4 billion of gross inflows and $2.4 billion of gross outflows. Direct allocations from pension funds continued to be the largest driver of our inflows (excluding CLOs), while redemptions from pension funds were the largest driver of our outflows for the first half of 2013. Our gross inflows also included $1.2 billion related to the launch of our third and fourth CLOs.

Assets Under Management and Fund Performance Information

	June 30, 2014	June 30, 2013
	(dollars in thousands)
Multi-strategy funds
OZ Master Fund	$27,136,636	$22,767,485
OZ Asia Master Fund	1,377,662	1,181,068
OZ Europe Master Fund	1,302,832	1,865,234
Other multi-strategy funds	4,151,785	3,250,229
Credit funds	5,055,283	3,846,222
CLOs	4,027,910	2,152,217
Real estate funds	1,691,855	864,535
Other	1,140,241	640,082
Total	$45,884,204	$36,567,072

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

OZ Master Fund

	Assets Under Management as of June 30,		Net Returns for the Three Months Ended June 30,		Net Returns for the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	(dollars in thousands)
OZ Master Fund	$27,136,636	$22,767,485	1.7%	2.4%	2.2%	6.5%

The $4.4 billion year-over-year increase in assets under management was driven by performance-related appreciation and capital net inflows in each quarter.

For the three months ended June 30, 2014, corporate credit contributed approximately 23% of the fund’s return before management fees and incentive income; long/short equity special situations contributed approximately 35%; merger arbitrage contributed approximately 13%; structured credit contributed approximately 31%; and other items contributed approximately -2%.

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

For the six months ended June 30, 2014, convertible and derivative arbitrage contributed approximately -1% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 33%; long/short equity special situations contributed approximately 3%; merger arbitrage contributed approximately 18%; private investments contributed approximately 4%; structured credit contributed approximately 47%; and other items contributed approximately -4%.

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

OZ Asia Master Fund

	Assets Under Management as of June 30,		Net Returns for the Three Months Ended June 30,		Net Returns for the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	(dollars in thousands)
OZ Asia Master Fund	$1,377,662	$1,181,068	0.0%	2.8%	-6.7%	8.5%

The $196.6 million year-over-year increase in assets under management was driven by capital net inflows in each quarter and performance-related appreciation in the third and fourth quarters of 2013 and the second quarter of 2014, partially offset by performance-related depreciation in the first quarter of 2014.

For the three months ended June 30, 2014, convertible and derivative arbitrage contributed approximately -9% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 117%; long/short equity special situations contributed approximately 27%; private investments contributed approximately 38%; and other items contributed approximately -73%.

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

For the six months ended June 30, 2014, convertible and derivative arbitrage contributed approximately -1% of the fund’s return before management fees and incentive income; corporate credit contributed approximately -21%; long/short equity special situations contributed approximately 108%; and other items contributed approximately 14%.

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

OZ Europe Master Fund

	Assets Under Management as of June 30,		Net Returns for the Three Months Ended June 30,		Net Returns for the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	(dollars in thousands)
OZ Europe Master Fund	$1,302,832	$1,865,234	-1.9%	1.0%	-1.9%	4.9%

The $562.4 million year-over-year decrease in assets under management was driven by capital net outflows in the third and fourth quarters of 2013 and the first quarter of 2014, and performance-related depreciation in the first and second quarters of 2014. These decreases were partially offset by performance-related appreciation in the third and fourth quarters of 2013 and capital net inflows in the second quarter of 2014.

For the three months ended June 30, 2014, convertible and derivative arbitrage contributed approximately -14% of the fund’s return before management fees and incentive income; corporate credit contributed approximately -25%; long/short equity special situations contributed approximately 200%; merger arbitrage contributed approximately -24%; private investments contributed approximately 15%; structured credit contributed approximately -49%; and other items contributed approximately -3%.

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

For the six months ended June 30, 2014, convertible and derivative arbitrage contributed approximately -5% of the fund’s return before management fees and incentive income; corporate credit contributed approximately -74%; long/short equity special situations contributed approximately 313%; merger arbitrage contributed approximately -41%; private investments contributed approximately 40%; structured credit contributed approximately -148%; and other items contributed approximately 15%.

For the six months ended June 30, 2013, convertible and derivative arbitrage contributed approximately 37% of the fund’s return before management fees and incentive income; long/short equity special situations contributed approximately 56%; merger arbitrage contributed approximately 3%; private investments contributed approximately -34%; structured credit contributed approximately 36%; and other items contributed approximately 2%.

Other Multi-Strategy Funds

The remaining assets under management in our multi-strategy funds generally invest in strategies similar to the OZ Master Fund; however, investment performance for these funds may vary materially from the returns of the OZ Master Fund.

The $901.6 million year-over-year increase in assets under management was driven by capital net inflows in the third quarter of 2013 and the first and second quarters of 2014, and performance-related appreciation in the third and fourth quarters of 2013 and the second quarter of 2014. These increases were partially offset by capital net outflows in the fourth quarter of 2013 and performance-related depreciation in the first quarter of 2014.

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

The $1.9 billion year-over-year increase in assets under management was driven by three additional CLOs we closed in the second half of 2013 and the first half of 2014.

Real Estate Funds

Our real estate funds generally make investments in commercial and residential real estate in North America, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets. Management fees for our real estate funds generally range from 0.75% to 1.5% of assets under management based on the amount of capital committed to these platforms by our fund investors. Incentive income related to these funds is equal to 20% of the realized profits, subject to hurdle rates. We consolidate our real estate funds, and therefore incentive income from these entities is eliminated in consolidation. Management fees from the real estate funds are paid to us directly by the fund investors in those funds, and therefore those amounts are not eliminated in consolidation. See “—Understanding Our Results—Incentive Income” for additional information, including the recognition of incentive income for funds we consolidate.

The $827.3 million year-over-year increase in assets under management was driven by the launch of our third domestic real estate fund, partially offset by the wind-down of our first domestic real estate fund. Also offsetting the increase in assets under management was a $334.9 million reduction in assets under management resulting from the expiration of the investment period of our second domestic real estate fund.

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

The $500.2 million year-over-year increase in assets under management was driven primarily by the launch of additional strategy-specific products for our fund investors.

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

Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate for the second quarter of 2014 was approximately 1.45%. This average rate takes into account the effect of non-fee paying assets under management, as well as our credit funds, CLOs, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes.

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

As of June 30, 2014, the initial performance measurement periods with respect to approximately $14.8 billion, or 32.2%, of our assets under management were longer than one year. These assets under management include assets subject to three-year performance measurement periods in the OZ Master Fund and other multi-strategy funds, as well as assets in our credit funds, CLOs, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets is based on the cumulative investment performance over a specified measurement period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition to us of a full 20% of the net profits attributable to investors in these assets.

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

Compensation and benefits also includes equity-based compensation expense, which is primarily in the form of RSUs and Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings. Subsequent to the 2007 Offerings we have issued Och-Ziff Operating Group D Units to certain executive managing directors. Certain executive managing directors may be eligible to receive awards, including cash and Och-Ziff Operating Group D Units under The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan, which we refer to as the “PIP,” which is described further below. We may also issue additional performance-related Och-Ziff Operating Group D Units or make discretionary performance cash payments to our executive managing directors.

The Och-Ziff Operating Group D Units are not considered equity under GAAP and no equity-based compensation expense is recognized related to these units when they are granted. Distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive income, and are done on a pro rata basis with the Och-Ziff Operating Group A Units (held by our executive managing directors and the Ziffs, until they exchanged their remaining units during the 2014 second quarter) and the Och-Ziff Operating Group B Units (held by our intermediate holding companies). An Och-Ziff Operating Group D Unit converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. Upon the conversion of Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Och-Ziff Operating Group D Units are converted into Och-Ziff Operating Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units.

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

Net Income Allocated to Noncontrolling Interests

Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Och-Ziff Operating Group A Units and fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in net income allocated to the Och-Ziff Operating Group A Units are driven by the earnings of the Och-Ziff Operating Group. Increases or decreases in the net income allocated to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings of those funds as allocated under the contractual terms of the relevant fund agreements.

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

Results of Operations

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(dollars in thousands)
Management fees	$164,031	$137,365	$322,801	$266,163
Incentive income	10,918	22,905	63,011	123,065
Other revenues	201	222	647	1,183
Income of consolidated Och-Ziff funds	87,319	68,672	161,490	124,964
Total Revenues	$262,469	$229,164	$547,949	$515,375

Total revenues for the quarter-to-date period increased by $33.3 million primarily due to the following:

•

A $26.7 million increase in management fees primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. See “—Economic Income Analysis” for information regarding our average management fee rate.

•

An $18.6 million increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•

A $12.0 million offsetting decrease in incentive income, primarily due to the following: (i) a $9.5 million decrease related to fund investor redemptions; (ii) a $4.9 million decrease related to assets subject to one-year measurement periods; (iii) a $2.7 million decrease related to assets subject to three-year measurement periods; and (iv) an offsetting $5.7 million increase in incentive income crystallized on certain longer-term credit assets.

Total revenues for the year-to-date period increased by $32.6 million primarily due to the following:

•

A $56.6 million increase in management fees primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. See “—Economic Income Analysis” for information regarding our average management fee rate.

•

A $36.5 million increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•

A $60.1 million offsetting decrease in incentive income, primarily due to the following: (i) $69.6 million of incentive income crystallized in the first half of 2013 that was not repeated in the first half of 2014. This incentive related to the restructuring of terms and expansion of a relationship with an existing investor in certain of our credit assets; (ii) a $25.1 million decrease related to assets subject to three-year measurement periods; (iii) an $11.2 million decrease related to fund investor redemptions; (iv) an offsetting $26.5 million increase in the tax distributions taken to cover tax liabilities on incentive income that has been accrued by certain funds we manage, but that will not be realized until the end of the relevant performance measurement period; and (v) an offsetting $14.9 million increase in incentive income crystallized on certain longer-term credit assets. The remaining variance was attributable to incentive income related to assets subject to one-year measurement periods.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(dollars in thousands)
Compensation and benefits	$66,694	$69,283	$132,549	$120,698
Reorganization expenses	4,021	4,021	8,042	8,042
Interest expense	1,693	1,735	3,359	3,465
General, administrative and other	43,231	41,722	79,143	79,595
Expenses of consolidated Och-Ziff funds	38,456	23,511	77,133	38,837
Total Expenses	$154,095	$140,272	$300,226	$250,637

Total expenses for the quarter-to-date period increased by $13.8 million primarily due to the following:

•

A $14.9 million increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•

A $1.5 million increase in general, administrative and other expenses, primarily driven by a $4.7 million increase in placement fees and a $2.1 million increase in insurance costs, offset by a $7.0 million decrease in professional services fees.  The remaining variance was driven by a combination of various other miscellaneous expenses.

•

A $2.6 million offsetting decrease in compensation and benefits expenses, primarily due to the following: (i) an $11.6 million decrease in equity-based compensation primarily related to the amortization of Och-Ziff Operating Group A Units. The decline was driven primarily by a $12.9 million one-time charge taken in the second quarter of 2013 related to the conversion of vested Och-Ziff Operating Group D Units (non-equity interests) into Och-Ziff Operating Group A Units; (ii) a $3.4 million offsetting increase in salaries and benefits due in part to an increase in our worldwide headcount from 503 as of June 30, 2013 to 556 as of June 30, 2014; (iii) a $2.9 million offsetting increase in the allocation to Och-Ziff Operating Group D Units, primarily driven by a greater number of units outstanding in 2014; and (iv) a $2.7 million offsetting increase in bonus expense.

Total expenses for the year-to-date period increased by $49.6 million primarily due to the following:

•

A $38.3 million increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•

An $11.9 million increase in compensation and benefits expenses, primarily due to the following: (i) a $7.6 million increase in salaries and benefits due in part to an increase in our worldwide headcount as discussed above; (ii) a $7.5 million increase in bonus expense; (iii) a $3.9 million  increase in the allocation to Och-Ziff Operating Group D Units, primarily driven by a greater number of units outstanding in 2014; and (iv) a $7.2 million offsetting decrease in equity-based compensation primarily related to the amortization of Och-Ziff Operating Group A Units. The decline was driven primarily by a $12.9 million one-time charge taken in the second quarter of 2013 related to the conversion of vested Och-Ziff Operating Group D Units (non-equity interests) into Och-Ziff Operating Group A Units. This decrease was partially offset by increased amortization related to unvested Och-Ziff Operating Group D Units that converted into Och-Ziff Operating Group A Units.

Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$390	$417	$5,873	$722
Net gains of consolidated Och-Ziff funds	65,768	35,763	120,267	143,013
Total Other Income	$66,158	$36,180	$126,140	$143,735

Total other income for the quarter-to-date period increased by $30.0 million primarily due to an increase in net gains of consolidated Och-Ziff funds. Substantially all of these net gains are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

Total other income for the year-to-date period decreased by $17.6 million primarily due to the following:

•

A $22.7 million decrease in net gains of consolidated Och-Ziff funds. Substantially all of these net gains are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•	A $5.2 million offsetting increase in net gains on investments in Och-Ziff funds and joint ventures due to the sale of an investment held by a joint venture during the first quarter of 2014.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(dollars in thousands)
Income taxes	$21,328	$13,103	$54,919	$38,398

Income tax expense increased by $8.2 million for the quarter-to-date period primarily due to an $8.4 million increase due to higher profitability. Income tax expense increased by $16.5 million for the year-to-date period primarily due to the establishment of a liability for uncertain tax positions of $7.0 million in the first quarter of 2014, as well as a $5.4 million increase related to the impact of income tax rate changes at the state and local level. Higher profitability in the first half of 2014 contributed an additional $2.7 million.

Net Income Allocated to Noncontrolling Interests

The following table presents the components of the net income allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(dollars in thousands)
Och-Ziff Operating Group A Units	$48,981	$29,693	$122,562	$135,572
Consolidated Och-Ziff funds	79,715	77,139	137,956	193,657
Other	(100)	889	143	4,284
Total	$128,596	$107,721	$260,661	$333,513

Redeemable noncontrolling interests	$13,892	$430	$23,715	$2,709

Net income allocated to noncontrolling interests for the quarter-to-date period increased $20.9 million primarily due to the following:

•

A $19.3 million increase in the net income allocated to the Och-Ziff Operating Group A Units driven primarily by the increase in management fees, partially offset by a decrease in incentive income, as discussed above.

•	A $2.6 million increase in the net income allocated to the consolidated Och-Ziff funds driven by the increase in income and net gains of consolidated Och-Ziff funds.

Net income allocated to noncontrolling interests for the year-to-date period decreased $72.9 million primarily due to the following:

•

A $55.7 million decrease in the net income allocated to the consolidated Och-Ziff funds driven primarily by the decrease in net gains of consolidated Och-Ziff funds and higher expenses in those funds, partially offset by higher income in the consolidated funds.

•

A $13.0 million decrease in the net income allocated to the Och-Ziff Operating Group A Units driven primarily by the decrease in incentive income and an increase in compensation and benefits expenses, partially offset by an increase in management fees, as discussed above. Also driving the year-over-year decline was an increase in the earnings of the Och-Ziff Operating Group allocated to us rather than to the Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A Units ownership interests in the Och-Ziff Operating Group declined from 67.7% as of June 30, 2013, to 63.7% as of June 30, 2014.

Net Income Allocated to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(dollars in thousands)
Net income allocated to Class A Shareholders	$10,716	$3,818	$34,568	$33,853

Net income allocated to Class A Shareholders for the quarter-to-date period increased by $6.9 million, primarily due to a combination of higher management fees and lower compensation and benefits expenses, partially offset by lower incentive income and higher income taxes. The $715 thousand increase for the year-to-date period was primarily due to an increase in our ownership interest in the Och-Ziff Operating Group as discussed above, as well as higher management fees, partially offset by lower incentive income and higher compensation and benefits expenses and income taxes.

Economic Income Analysis

In addition to analyzing our results on a GAAP basis, management also reviews our results on an “Economic Income” basis. Economic Income excludes the adjustments described below that are required for presentation of our results on a GAAP basis, but that management does not consider when evaluating operating performance in any given period. Management uses Economic Income as the basis on which it evaluates our financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses.

Economic Income is a measure of pre-tax operating performance that excludes the following from our results on a GAAP basis:

•

Income allocations to our executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) on their direct interests in the Och-Ziff Operating Group. Management reviews operating performance at the Och-Ziff Operating Group level, where substantially all of our operations are performed, prior to making any income allocations.

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

Economic Income Revenues (Non-GAAP)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$157,086	$2,568	$159,654	$132,198	$2,663	$134,861
Incentive Income	14,379	-	14,379	22,905	-	22,905
Other revenues	194	7	201	219	3	222
Total Economic Income Revenues	$171,659	$2,575	$174,234	$155,322	$2,666	$157,988

Economic Income revenues for the quarter-to-date period increased by $16.2 million primarily due to the following:

•

A $24.8 million increase in management fees primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. Our average management rate fee rate for the quarter was 1.45% for the second quarter of 2014, lower than the 1.53% for the second quarter of 2013. This decline was due primarily to an increase in the assets under management in our dedicated credit platforms and CLOs, which earn lower management fee rates than our traditional hedge fund products, consistent with market convention for these products. Additionally, the majority of the capital committed to our third domestic real estate fund in the first half of 2014 did not begin to earn management fees until July 1, 2014.

•

An $8.5 million offsetting decrease in incentive income, primarily due to the following: (i) a $9.5 million decrease related to fund investor redemptions; (ii) a $4.9 million decrease related to assets subject to one-year measurement periods; (iii) a $2.7 million decrease related to assets subject to three-year measurement periods; and (iv) an offsetting $9.2 million increase in incentive income crystallized on certain longer-term credit assets.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$308,972	$5,242	$314,214	$255,713	$5,540	$261,253
Incentive Income	73,387	-	73,387	124,179	-	124,179
Other revenues	633	14	647	1,176	7	1,183
Total Economic Income Revenues	$382,992	$5,256	$388,248	$381,068	$5,547	$386,615

Economic Income revenues for the year-to-date period increased by $1.6 million primarily due to the following:

•

A $53.0 million increase in management fees primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. Our average management fee rate was 1.48% for the first half of 2014, lower than the 1.54% for the first half of 2013. This decline was due primarily to an increase in the assets under management in our dedicated credit platforms and CLOs, which earn lower management fee rates than our traditional hedge fund products, consistent with market convention for these products. Additionally, the majority of the capital committed to our third domestic real estate fund in the first half of 2014 did not begin to earn management fees until July 1, 2014.

•

A $50.8 million offsetting decrease in incentive income, primarily due to the following: (i) $69.6 million of incentive income crystallized in the first half of 2013 that was not repeated in the first half of 2014. This incentive related to the restructuring of terms and expansion of a relationship with an existing investor in certain of our credit assets; (ii) a $25.1 million decrease related to assets subject to three-year measurement periods; (iii) an $11.2 million decrease related to fund investor redemptions; (iv) an offsetting $31.0 million increase in the tax distributions taken to cover tax liabilities on incentive income that has been accrued by certain funds we manage, but that will not be realized until the end of the relevant performance measurement period; and (v) an offsetting $20.6 million increase in incentive income crystallized on certain longer-term credit assets. The remaining variance was primarily attributable to incentive income related to assets subject to one-year measurement periods.

Economic Income Expenses (Non-GAAP)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$28,711	$1,065	$29,776	$24,213	$1,084	$25,297
Non-compensation expenses	30,139	968	31,107	33,724	400	34,124
Total Economic Income Expenses	$58,850	$2,033	$60,883	$57,937	$1,484	$59,421

Economic Income expenses for the quarter-to-date period increased by $1.5 million primarily due to the following:

•

A $4.5 million increase in compensation and benefits expenses driven by a $3.4 million increase in salaries and benefits due in part to an increase in our worldwide headcount as discussed above in “—Results of Operations.” The ratio of salaries and benefits to management fees was 16% in both the 2014 and 2013 second quarters.

•

A $3.0 million offsetting decrease in non-compensation expenses primarily due to lower professional services fees, partially offset by higher insurance costs. The ratio of non-compensation expense to management fees decreased to 19% in the second quarter of 2014 from 25% in the second quarter of 2013 due to the increase in management fees discussed above, as well as the decrease in professional services fees.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$56,835	$2,142	$58,977	$46,646	$2,146	$48,792
Non-compensation expenses	59,625	330	59,955	64,044	811	64,855
Total Economic Income Expenses	$116,460	$2,472	$118,932	$110,690	$2,957	$113,647

Economic Income expenses for the year-to-date period increased by $5.3 million primarily due to the following:

•

A $10.2 million increase in compensation and benefit expenses driven by a $7.6 million increase in salaries and benefits due in part to an increase in our worldwide headcount as discussed above in “—Results of Operations.” The ratio of salaries and benefits to management fees as 16% in the first half of 2014, compared to 17% in the first half of 2013.

•

A $4.9 million offsetting decrease in non-compensation expenses primarily due to lower professional services fees, partially offset by higher insurance costs. The ratio of non-compensation expense to management fees decreased to 19% in the first half of 2014 from 25% in the first half of 2013 due to the increase in management fees discussed above, as well as the decrease in professional fees.

Other Economic Income Items (Non-GAAP)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains on joint ventures	$-	$-	$-	$305	$-	$305
Net income (loss) allocated to noncontrolling interests	$-	$-	$-	$(1)	$361	$360

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains on joint ventures	$4,874	$-	$4,874	$540	$-	$540
Net income (loss) allocated to noncontrolling interests	$(1)	$-	$(1)	$(8)	$789	$781

Net gains on joint ventures represent the net gains on joint ventures established to expand certain of our private investments platforms. Net income (loss) allocated to noncontrolling interests represents the amount of income (loss) that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us. The increase in net gains on joint ventures for the year-to-date period was primarily due to the sale of an investment held by a joint venture.

Economic Income (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$112,809	$97,691	$271,407	$270,926
Other Operations	542	821	2,784	1,801
Total Company	$113,351	$98,512	$274,191	$272,727

Economic Income for the quarter-to-date period increased $14.8 million and by $1.5 million for the year-to-date period. These increases were driven primarily by an increase in management fees and lower non-compensation expense, partially offset by a decrease in incentive income and an increase in compensation and benefits expenses.

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

Debt Obligations

Delayed Draw Term Loan

As of June 30, 2014, we had $382.3 million of indebtedness outstanding under the Delayed Draw Term Loan. Borrowings under the Delayed Draw Term Loan are payable in quarterly installments equal to 0.25% of the amount outstanding on the last day of each quarter, and the balance will be payable upon maturity on November 23, 2016. Any amounts borrowed under the facility and subsequently repaid may not be re-borrowed. Amounts borrowed bear interest at a rate of LIBOR plus 1.50%, or a base rate plus 0.50%, and are secured by a first priority lien on substantially all assets of the Och-Ziff Operating Group.

The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the Delayed Draw Term Loan) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of June 30, 2014, we were in compliance with these covenants.

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

The Delayed Draw Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio of 4.0 to 1.0 and no default or event of default has occurred and is continuing. As of June 30, 2014, the Och-Ziff Operating Group had not incurred any unsecured indebtedness. We will not be permitted to make distributions from the Och-Ziff Operating Group if we are in default under the Delayed Draw Term Loan.

The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains (or losses) on investments and dividends and interest from investments. As of June 30, 2014, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

Aircraft Loan

On February 14, 2014, we entered into the Aircraft Loan for up to $59.0 million to finance the purchase of a new corporate aircraft expected to be delivered in the first quarter of 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors and OZ Advisors II. As of June 30, 2014, $32.7 million was outstanding under the Aircraft Loan.

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

As of June 30, 2014, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $783.7 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

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

Dividends and Distributions

The following table presents the cash dividends declared on our Class A Shares in 2014 and the related cash distributions to our executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter):

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors and the Ziffs (dollars in thousands)
August 22, 2014	August 15, 2014	$0.17	$67,383
May 19, 2014	May 12, 2014	$0.23	$92,942
February 25, 2014	February 18, 2014	$1.12	$420,724

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

When we pay dividends on our Class A Shares, we also intend to make distributions to our executive managing directors on their interests in the Och-Ziff Operating Group, subject to the terms of the limited partnership agreements of the Och-Ziff Operating Group entities.

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

In accordance with the Och-Ziff Operating Group entities’ limited partnership agreements, we may cause the applicable Och-Ziff Operating Group entities to distribute cash to the intermediate holding companies and our executive managing directors in an amount at least equal to the presumed maximum tax liabilities arising from their direct ownership in these entities. The presumed maximum tax liabilities are based upon the presumed maximum income allocable to any such unit holder at the maximum combined U.S. federal, New York State and New York City tax rates. Holders of our Class A Shares may not always receive distributions at a time when our intermediate holding companies and our executive managing directors are receiving distributions on their interests, as distributions to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. Such tax distributions will take into account the disproportionate income allocation (but not a disproportionate cash allocation) to the unit holders with respect to “built-in gain assets,” if any, at the time of the 2007 Offerings. Consequently, Och-Ziff Operating Group tax distributions may be greater than if such assets had a tax basis equal to their value at the time of the 2007 Offerings.

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

Cash Flows Analysis

Operating Activities. Net cash from operating activities was $643.6 million and $657.0 million for the six months ended June 30, 2014 and 2013, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.

The decrease in net cash from operating activities was primarily due to higher cash outflows related to the activities of the consolidated funds. Partially offsetting the decrease was an increase in incentive income in 2013 compared to 2012, partially offset by higher discretionary cash bonuses related to 2013 compared to 2012. Incentive income is collected and the related bonus payments are paid out during the first quarter of the following year.

Investing Activities. Net cash from investing activities was $(40.7) million and $(137) thousand for the six months ended June 30, 2014 and 2013, respectively. Investing cash flows in the first six months of 2014 primarily related to deposit payments of $32.7 million on our new corporate aircraft. These payments were financed by borrowings under the Aircraft Loan.  Investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.

Financing Activities. Net cash from financing activities was $(456.0) million and $(577.2) million for the six months ended June 30, 2014 and 2013, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and withholding taxes on vested RSUs. Contributions from noncontrolling interests, substantially all of which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors and the Ziffs

(until they exchanged their remaining interests during the 2014 second quarter) on the Och-Ziff Operating Group A Units, are also included in net cash from financing activities.

We paid dividends to our Class A Shareholders of $229.5 million and $152.9 million and paid distributions to our executive managing directors and the Ziffs on the Och-Ziff Operating Group A Units of $494.1 million and $388.6 million for the six months ended June 30, 2014 and 2013, respectively. Additionally, during the first half of 2014, we borrowed $32.7 million under the Aircraft Loan to fund deposit payments related to our new corporate aircraft.

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

Contractual Obligations

During the second quarter of 2014, we closed two additional CLOs. The table below presents the contractual cash obligations related to our consolidated CLOs as of June 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Remainder of 2014	2015 - 2016	2017 - 2018	2019 - Thereafter	Total
	(dollars in thousands)
Notes payable of consolidated CLOs(1)	$-	$-	$-	$4,271,300	$4,271,300
Estimated interest on notes payable of consolidated CLOs(2)	45,454	179,857	179,857	572,590	977,758
Total Contractual Obligations of Consolidated CLOs	$45,454	$179,857	$179,857	$4,843,890	$5,249,058
(1)	Represents the obligations of our consolidated CLOs, which have no recourse to the Och-Ziff Operating Group.
(2)

Represents the expected future interest payments on the notes payable of our consolidated CLOs, assuming no prepayments will be made and that debt will be outstanding until its final stated maturity date. For notes with variable interest rates, the amounts presented are based on the LIBOR rate in effect as of June 30, 2014.

Additionally, during the first quarter of 2014, we entered into the Aircraft Loan. See “Liquidity and Capital Resources—Debt Obligations—Aircraft Loan” for additional information regarding this contractual obligation. There have been no other significant changes to the contractual obligations reported in our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

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

As of June 30, 2014, the absolute values of our funds’ invested assets and liabilities (excluding the notes payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 55% within Level I; approximately 20% within Level II; and approximately 25% within Level III. As of December 31, 2013, the absolute values of our funds’ invested assets and liabilities (excluding the notes payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 57% within Level I; approximately 15% within Level II; and approximately 28% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

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

We have established an internal control infrastructure over the valuation of financial instruments that includes ongoing oversight by our Financial Controls Group and Valuation Committee, as well as periodic audits by our Internal Audit Group. These management control functions are segregated from the trading and investing functions.

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

The Financial Controls Group is responsible for seeking to ensure compliance with the valuation policies and preparing the monthly valuation reports reviewed by the Valuation Committee. The Financial Controls Group’s other responsibilities include, but are not limited to the following: preparation and distribution of daily profit and loss reports; overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and third party pricing feeds; performing back testing by comparing prices observed in executed transactions to previous day valuations and/or pricing service providers on a weekly and monthly basis; preparing due diligence report reviews on independent pricing services on an annual basis; and assisting the Valuation Committee in developing valuation policies.

The Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an assessment of the design and effectiveness of controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, the Internal Audit Group meets with management periodically to evaluate and provide guidance on the existing risk framework and control environment assessments.

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

As of June 30, 2014, the only assets and liabilities carried at fair value in our consolidated balance sheet were the investment holdings of the consolidated Och-Ziff funds and the related debt obligations of our consolidated CLOs. The majority of these assets and liabilities of the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).

The following table presents our net economic exposure to loss related to these Level III investments (assets and liabilities excluding notes payable of consolidated CLOs):

June 30, 2014
(dollars in thousands)
Level III investments (net) of consolidated Och-Ziff funds	$3,772,973
Less: Level III investments (net) for which we do not bear direct economic exposure to loss	(3,769,347)
Net Economic Exposure to Loss Related to Level III Investments (net)	$3,626

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

Och-Ziff Corp generated taxable income of $93.6 million for the first half of 2014 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.1 billion over the remaining 9-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported annual net losses on a GAAP basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.

To generate $2.1 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $45.5 billion as of July 1, 2014, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

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

As of June 30, 2014, we had $50.8 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $165.2 million of net operating losses available to offset future taxable income for state income tax purposes and $146.3 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of June 30, 2014, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $11.7 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to GAAP that went into effect during the first half of 2014 is expected to have an impact on our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities are permitted to apply the guidance in ASU 2014-09 using one of the following methods: (1) full retrospective application to each prior period presented, or (2) modified retrospective application with a cumulative effect adjustment to opening retained earnings in the annual reporting period that includes that date of initial application. The requirements of ASU 2014-09 are effective for us beginning in the first quarter of 2017. We are currently evaluating the impact, if any, that these updates will have on our financial condition and results of operations.

Economic Income Reconciliations

Economic Income

The following tables present the reconciliations of Economic Income to our GAAP net income allocated to Class A Shareholders for the periods presented in this MD&A:

	Three Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$12,992	$(2,276)	$10,716
Net income allocated to the Och-Ziff Operating Group A Units	48,981	-	48,981
Equity-based compensation	28,422	317	28,739
Income taxes	21,217	111	21,328
Incentive income allocations from consolidated funds subject to clawback	(10,575)	769	(9,806)
Allocations to Och-Ziff Operating Group D Units	4,317	-	4,317
Reorganization expenses	4,021	-	4,021
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	2,192	1,671	3,863
Depreciation and amortization	1,617	186	1,803
Changes in tax receivable agreement liability	(4)	-	(4)
Other adjustments	(371)	(236)	(607)
Economic Income—Non-GAAP	$112,809	$542	$113,351

	Three Months Ended June 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$1,962	$1,856	$3,818
Net income allocated to the Och-Ziff Operating Group A Units	29,693	-	29,693
Equity-based compensation	40,319	-	40,319
Income taxes	13,103	-	13,103
Incentive income allocations from consolidated funds subject to clawback	3,175	(1,447)	1,728
Allocations to Och-Ziff Operating Group D Units	1,390	-	1,390
Reorganization expenses	4,021	-	4,021
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	2,276	-	2,276
Depreciation and amortization	1,816	186	2,002
Changes in tax receivable agreement liability	(2)	-	(2)
Other adjustments	(62)	226	164
Economic Income—Non-GAAP	$97,691	$821	$98,512

	Six Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$37,437	$(2,869)	$34,568
Net income allocated to the Och-Ziff Operating Group A Units	122,562	-	122,562
Equity-based compensation	55,552	317	55,869
Income taxes	54,808	111	54,919
Incentive income allocations from consolidated funds subject to clawback	(18,219)	96	(18,123)
Allocations to Och-Ziff Operating Group D Units	9,474	-	9,474
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	3,293	4,936	8,229
Reorganization expenses	8,042	-	8,042
Changes in tax receivable agreement liability	(3,819)	-	(3,819)
Depreciation and amortization	3,260	371	3,631
Other adjustments	(983)	(178)	(1,161)
Economic Income—Non-GAAP	$271,407	$2,784	$274,191

	Six Months Ended June 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$22,310	$11,543	$33,853
Net income allocated to the Och-Ziff Operating Group A Units	135,572	-	135,572
Equity-based compensation	63,037	-	63,037
Income taxes	38,398	-	38,398
Incentive income allocations from consolidated funds subject to clawback	(9,118)	(12,600)	(21,718)
Allocations to Och-Ziff Operating Group D Units	5,590	-	5,590
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	3,279	-	3,279
Reorganization expenses	8,042	-	8,042
Changes in tax receivable agreement liability	17	-	17
Depreciation and amortization	3,951	371	4,322
Other adjustments	(152)	2,487	2,335
Economic Income—Non-GAAP	$270,926	$1,801	$272,727

Economic Income Revenues

The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)			(dollars in thousands)
Management fees—GAAP	$161,463	$2,568	$164,031	$134,702	$2,663	$137,365
Adjustment to management fees(1)	(4,377)	-	(4,377)	(2,504)	-	(2,504)
Management Fees—Economic Income Basis—Non-GAAP	157,086	2,568	159,654	132,198	2,663	134,861

Incentive income—GAAP	10,918	-	10,918	22,905	-	22,905
Adjustment to incentive income(2)	3,461	-	3,461	-	-	-
Incentive Income—Economic Income Basis—Non-GAAP	14,379	-	14,379	22,905	-	22,905
Other revenues(3)	194	7	201	219	3	222
Total Revenues—Economic Income Basis—Non-GAAP	$171,659	$2,575	$174,234	$155,322	$2,666	$157,988

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)			(dollars in thousands)
Management fees—GAAP	$317,559	$5,242	$322,801	$260,623	$5,540	$266,163
Adjustment to management fees(1)	(8,587)	-	(8,587)	(4,910)	-	(4,910)
Management Fees—Economic Income Basis—Non-GAAP	308,972	5,242	314,214	255,713	5,540	261,253

Incentive income—GAAP	63,011	-	63,011	123,065	-	123,065
Adjustment to incentive income(2)	10,376	-	10,376	1,114	-	1,114
Incentive Income—Economic Income Basis—Non-GAAP	73,387	-	73,387	124,179	-	124,179
Other revenues(3)	633	14	647	1,176	7	1,183
Total Revenues—Economic Income Basis—Non-GAAP	$382,992	$5,256	$388,248	$381,068	$5,547	$386,615
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

Economic Income Expenses

The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)			(dollars in thousands)
Compensation and benefits—GAAP	$63,640	$3,054	$66,694	$68,199	$1,084	$69,283
Adjustment to compensation and benefits(1)	(34,929)	(1,989)	(36,918)	(43,986)	-	(43,986)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$28,711	$1,065	$29,776	$24,213	$1,084	$25,297

Interest expense and general, administrative and other expenses—GAAP	$43,770	$1,154	$44,924	$42,872	$585	$43,457
Adjustment to interest expense and general, administrative and other expenses(2)	(13,631)	(186)	(13,817)	(9,148)	(185)	(9,333)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$30,139	$968	$31,107	$33,724	$400	$34,124

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)			(dollars in thousands)
Compensation and benefits—GAAP	$125,153	$7,396	$132,549	$118,552	$2,146	$120,698
Adjustment to compensation and benefits(1)	(68,318)	(5,254)	(73,572)	(71,906)	-	(71,906)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$56,835	$2,142	$58,977	$46,646	$2,146	$48,792

Interest expense and general, administrative and other expenses—GAAP	$81,801	$701	$82,502	$81,879	$1,181	$83,060
Adjustment to interest expense and general, administrative and other expenses(2)	(22,176)	(371)	(22,547)	(17,835)	(370)	(18,205)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$59,625	$330	$59,955	$64,044	$811	$64,855
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

Other Economic Income Items

The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)			(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$390	$-	$390	$417	$-	$417
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(390)	-	(390)	(112)	-	(112)
Net Gains on Joint Ventures—GAAP	$-	$-	$-	$305	$-	$305

Net income allocated to noncontrolling interests—GAAP	$95,303	$33,293	$128,596	$59,849	$47,872	$107,721
Adjustment to net income allocated to noncontrolling interests(2)	(95,303)	(33,293)	(128,596)	(59,850)	(47,511)	(107,361)
Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$-	$-	$-	$(1)	$361	$360

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)			(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$5,873	$-	$5,873	$722	$-	$722
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(999)	-	(999)	(182)	-	(182)
Net Gains on Joint Ventures—GAAP	$4,874	$-	$4,874	$540	$-	$540

Net income allocated to noncontrolling interests—GAAP	$191,532	$69,129	$260,661	$209,529	$123,984	$333,513
Adjustment to net income allocated to noncontrolling interests(2)	(191,533)	(69,129)	(260,662)	(209,537)	(123,195)	(332,732)
Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(1)	$-	$(1)	$(8)	$789	$781
(1)	Adjustment to exclude net gains on investments in Och-Ziff funds, as management does not consider these gains to be reflective of our operating performance.
(2)

Adjustment to exclude amounts allocated to our executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) on their interests in the Och-Ziff Operating Group, as management reviews operating performance at the Och-Ziff Operating Group level. We conduct substantially all of our activities through the Och-Ziff Operating Group. Additionally, the impact of the consolidated Och-Ziff funds, including the allocation of earnings to investors in those funds, is also removed.

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our hedge funds and committed or invested capital for our real estate and certain other funds. A 10% change in the fair value of the net assets held by our funds as of June 30, 2014 and December 31, 2013, would have resulted in a change of approximately $3.9 billion and $3.6 billion, respectively, in our assets under management.

A 10% change in the fair value of the net assets held by our funds as of July 1, 2014 (the date management fees are calculated for the third quarter of 2014) would impact management fees charged on that day by approximately $14.3 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2014, would have impacted management fees charged on that day by approximately $14.0 million.

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

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of June 30, 2014 and December 31, 2013, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our Delayed Draw Term Loan and Aircraft Loan bear interest at rates indexed to LIBOR. We estimate that as of June 30, 2014 and December 31, 2013, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net income allocated to Class A Shareholders or Economic Income.

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of June 30, 2014 and December 31, 2013, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2014, we issued 645,472 Class A Shares to the Ziffs in connection with the Ziffs’ exchange of an equal number of Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A Units surrendered by the Ziffs were automatically canceled upon the exchange. Following such exchange, the Ziffs ceased to own any Och-Ziff Operating Group A Units. The issuance of the Class A Shares and cancellation of the surrendered Och-Ziff Operating Group A Units were pursuant to the terms of the exchange agreement by and among Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, our executive managing directors and the Ziffs. The Class A Shares were issued without registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

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

Dated: August 5, 2014

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director