Form 10-Q
period 2014-09-30
Och-Ziff Capital Management Group LLC
filed 2014-11-04
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of October 31, 2014, there were 172,199,039 Class A Shares and 301,884,116 Class B Shares outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS – UNAUDITED

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Assets
Cash and cash equivalents	$367,196	$189,974
Income and fees receivable	32,749	942,589
Due from related parties	4,409	5,314
Deferred income tax assets	876,151	934,658
Other assets, net	167,222	85,550
Assets of consolidated Och-Ziff funds:
Investments, at fair value	6,990,399	4,608,418
Other assets of Och-Ziff funds	140,393	102,771
Total Assets	$8,578,519	$6,869,274

Liabilities and Shareholders' Equity
Liabilities
Due to related parties	$764,846	$782,667
Debt obligations	431,962	384,177
Compensation payable	28,537	307,495
Other liabilities	93,020	60,933
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	4,784,510	2,763,977
Securities sold under agreements to repurchase	277,929	257,691
Other liabilities of Och-Ziff funds	31,437	20,727
Total Liabilities	6,412,241	4,577,667

Commitments and Contingencies (Note 14)

Redeemable Noncontrolling Interests (Note 3)	435,774	76,583

Shareholders' Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 171,995,396 and 169,641,610 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 301,884,116 and 301,884,116 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Paid-in capital	2,999,683	2,958,324
Appropriated retained earnings (deficit)	(34,527)	12,872
Accumulated deficit	(3,313,937)	(3,104,917)
Shareholders' deficit attributable to Class A Shareholders	(348,781)	(133,721)
Shareholders' equity attributable to noncontrolling interests	2,079,285	2,348,745
Total Shareholders' Equity	1,730,504	2,215,024
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$8,578,519	$6,869,274

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Revenues
Management fees	$171,906	$140,666	$494,707	$406,829
Incentive income	28,011	72,338	91,022	195,403
Other revenues	284	203	931	1,386
Income of consolidated Och-Ziff funds	106,484	66,560	267,974	191,524
Total Revenues	306,685	279,767	854,634	795,142

Expenses
Compensation and benefits	74,115	68,238	206,664	188,936
Reorganization expenses	4,023	4,022	12,065	12,064
Interest expense	1,688	1,827	5,047	5,292
General, administrative and other	23,160	36,396	102,303	115,991
Expenses of consolidated Och-Ziff funds	50,082	31,972	127,215	70,809
Total Expenses	153,068	142,455	453,294	393,092

Other Income (Loss)
Net gains on investments in Och-Ziff funds and joint ventures	76	531	5,949	1,253
Net gains (losses) of consolidated Och-Ziff funds	(4,769)	43,081	115,498	186,094
Total Other Income (Loss)	(4,693)	43,612	121,447	187,347

Income Before Income Taxes	148,924	180,924	522,787	589,397
Income taxes	36,110	11,996	91,029	50,394
Consolidated and Total Comprehensive Net Income	$112,814	$168,928	$431,758	$539,003

Allocation of Consolidated and Total Comprehensive Net Income
Class A Shareholders	$23,202	$28,852	$57,770	$62,705
Noncontrolling interests	83,235	137,643	343,896	471,156
Redeemable noncontrolling interests	6,377	2,433	30,092	5,142
	$112,814	$168,928	$431,758	$539,003

Earnings Per Class A Share
Basic	$0.13	$0.18	$0.33	$0.41
Diluted	$0.09	$0.15	$0.32	$0.40

Weighted-Average Class A Shares Outstanding
Basic	172,959,765	156,752,496	172,541,709	153,160,992
Diluted	481,078,788	475,281,312	479,936,636	156,667,500

Dividends Paid per Class A Share	$0.17	$0.14	$1.52	$1.17

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Earnings (Deficit)	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity
			(dollars in thousands)
As of December 31, 2013	169,641,610	301,884,116	$2,958,324	$12,872	$(3,104,917)	$(133,721)	$2,348,745	$2,215,024
Capital contributions	—	—	—	—	—	—	156,420	156,420
Capital distributions	—	—	—	—	—	—	(842,003)	(842,003)
Cash dividends declared on Class A Shares	—	—	—	—	(258,696)	(258,696)	—	(258,696)
Dividend equivalents on Class A restricted share units	—	—	8,094	—	(8,094)	—	—	—
Equity-based compensation	1,008,314	—	28,086	—	—	28,086	47,708	75,794
Och-Ziff Operating Group A Unit exchanges (See Note 3)	1,345,472	—	1,205	—	—	1,205	—	1,205
Impact of changes in Och-Ziff Operating Group ownership (See Note 3)	—	—	(253)	—	—	(253)	253	—
Acquisition of noncontrolling interests	—	—	(141)	—	—	(141)	(251)	(392)
Initial consolidation of CLOs	—	—	—	(30,579)	—	(30,579)	—	(30,579)
Allocation of losses of consolidated CLOs	—	—	—	(16,820)	—	(16,820)	16,820	—
Impact of amortization of Reorganization charges on capital	—	—	4,368	—	—	4,368	7,697	12,065
Total comprehensive net income, excluding amounts allocated to redeemable noncontrolling interests	—	—	—	—	57,770	57,770	343,896	401,666
As of September 30, 2014	171,995,396	301,884,116	$2,999,683	$(34,527)	$(3,313,937)	$(348,781)	$2,079,285	$1,730,504

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended September 30,
	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income	$431,758	$539,003
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Reorganization expenses	12,065	12,064
Amortization of equity-based compensation	84,597	99,426
Depreciation and amortization	5,238	6,344
Deferred income taxes	67,779	38,644
Operating cash flows due to changes in:
Income and fees receivable	909,840	529,501
Due from related parties	905	368
Other assets, net	(24,357)	(12,136)
Due to related parties	(24,646)	(1,048)
Compensation payable	(278,958)	(194,818)
Other liabilities	30,272	11,225
Consolidated Och-Ziff funds related items:
Realized gains of consolidated Och-Ziff funds	(111,918)	(195,086)
Change in unrealized gains of consolidated Och-Ziff funds	14,121	32,569
Change in unrealized losses of notes payables of consolidated CLOs	(17,701)	(23,578)
Purchases of investments	(3,842,599)	(2,150,854)
Proceeds from sale of investments	3,400,438	1,759,479
Other assets of consolidated Och-Ziff funds	133,664	324,652
Securities sold under agreements to repurchase	20,238	78,235
Other liabilities of consolidated Och-Ziff funds	5,058	18,830
Net Cash Provided by Operating Activities	815,794	872,820

Cash Flows from Investing Activities
Deposit on corporate aircraft	(48,662)	—
Investment in Och-Ziff funds	(15,389)	(16,118)
Return on investment in Och-Ziff funds	15,902	257
Purchases of fixed assets	(18,435)	(2,864)
Other, net	4,036	610
Net Cash Used in Investing Activities	(62,548)	(18,115)

Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	485,519	382,627
Distributions to noncontrolling and redeemable noncontrolling interests	(842,003)	(933,575)
Dividends on Class A Shares	(258,696)	(173,963)
Borrowings under Aircraft Loan	48,662	—
Other, net	(9,506)	(9,038)
Net Cash Used in Financing Activities	(576,024)	(733,949)
Net Change in Cash and Cash Equivalents	177,222	120,756
Cash and Cash Equivalents, Beginning of Period	189,974	162,485
Cash and Cash Equivalents, End of Period	$367,196	$283,241

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED – (Continued)

	Nine Months Ended September 30,
	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$5,067	$5,089
Income taxes	$18,400	$12,331
Non-cash transactions:
Assets related to the initial consolidation of CLOs	$2,013,309	$1,219,181
Liabilities related to the initial consolidation of CLOs	$2,043,888	$1,237,635

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

1.	OVERVIEW

Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai, Beijing and Dubai. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy, credit, real estate and equity funds, collateralized loan obligations (“CLOs”) and other alternative investment vehicles.

The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the Och-Ziff funds.

The Company conducts substantially all of its operations through its one reportable segment, the Och-Ziff Funds segment, which provides asset management services to its multi-strategy, credit and equity funds, CLOs and other alternative investment vehicles. The Company’s Other Operations are primarily comprised of its real estate business, which provides asset management services to its real estate funds. The businesses included in the Company’s Other Operations do not meet the thresholds of reportable business segments under U.S. generally accepted accounting principles (“GAAP”).

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
SEPTEMBER 30, 2014

Recently Adopted Accounting Pronouncements

None of the changes to GAAP that went into effect in the nine months ended September 30, 2014 has had a material effect on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 amends ASC 810—Consolidation to address the measurement difference that may occur between the fair value, as determined under GAAP, of the financial assets and financial liabilities of a consolidated collateralized financing entity, such as a CLO. The new guidance provides a measurement alternative which allows entities to measure both the financial assets and financial liabilities of the consolidated collateralized financing entity using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The requirements of ASU 2014-13 are effective for the Company beginning in the first quarter of 2016, with early adoption permitted in the first quarter of 2015. The Company is currently evaluating the impact that this update will have on its financial condition and results of operations.

None of the other changes to GAAP that are not yet effective is expected to have a material effect on the Company's consolidated financial statements.

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

The following table presents the components of the net income allocated to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Och-Ziff Operating Group A Units	$57,946	$71,600	$180,508	$207,172
Consolidated Och-Ziff funds	25,124	65,238	163,080	258,895
Other	165	805	308	5,089
	$83,235	$137,643	$343,896	$471,156

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Och-Ziff Operating Group A Units	$467,147	$788,689
Consolidated Och-Ziff funds	1,610,052	1,558,435
Other	2,086	1,621
	$2,079,285	$2,348,745

The following table presents the activity in redeemable noncontrolling interests as presented in the consolidated balance sheets:

Nine Months Ended September 30, 2014
(dollars in thousands)
Beginning balance	$76,583
Capital contributions	329,099
Total comprehensive income	30,092
Ending Balance	$435,774

Och-Ziff Operating Group Ownership

The Company’s interest in the Och-Ziff Operating Group increased to 36.3% as of September 30, 2014, from 35.9% as of December 31, 2013. Increases in the Company’s interest in the Och-Ziff Operating Group were driven by the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares and the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”). The Company also makes awards under its 2013 Incentive Plan, which may result in the issuance of Class A Shares in the future, primarily related to the vesting of RSUs or the exchange of Och-Ziff Operating Group A Units. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and vesting of RSUs. These increases will be offset upon any conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.

Och-Ziff Operating Group A Unit Exchanges

During the nine months ended September 30, 2014, the Company issued 1,345,472 Class A Shares in connection with the Ziffs’ exchange of an equal number of Och-Ziff Operating Group A Units. As a result, the Company recorded an increase to shareholders’ equity related to deferred income tax assets resulting from the exchange, net of an increase in the tax receivable agreement liability. Following such exchange, the Ziffs ceased to own any Och-Ziff Operating Group A Units.

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
SEPTEMBER 30, 2014

Assets and liabilities measured at fair value are classified into one of the following categories:

•
Level I – Fair value is determined using quoted prices that are available in active markets for identical assets or liabilities. The types of assets and liabilities that would generally be included in this category are certain listed equities, U.S. Treasury obligations and certain listed derivatives.

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
SEPTEMBER 30, 2014

Fair Value Measurements Categorized within the Fair Value Hierarchy

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2014:

	As of September 30, 2014
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Bank debt	$—	$2,732,059	$2,013,069	$—	$4,745,128
Real estate investments	—	—	608,006	—	608,006
Investments in affiliated credit funds	—	—	548,578	—	548,578
Residential mortgage-backed securities	—	—	499,912	—	499,912
Collateralized debt obligations	—	—	187,456	—	187,456
Energy and natural resources limited partnerships	—	—	174,057	—	174,057
Commercial real estate debt	—	—	127,067	—	127,067
Corporate bonds	—	31,437	631	—	32,068
United States government obligations	30,978	—	—	—	30,978
Asset-backed securities	—	—	23,267	—	23,267
Commercial mortgage-backed securities	—	—	9,800	—	9,800
Other investments	918	21	4,314	(1,171)	4,082
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$31,896	$2,763,517	$4,196,157	$(1,171)	$6,990,399

Senior secured notes payable of consolidated CLOs	$—	$—	$4,359,880	$—	$4,359,880
Subordinated notes payable of consolidated CLOs	—	—	424,630	—	424,630
Notes payable of consolidated CLOs, at fair value	—	—	4,784,510	—	4,784,510
Other liabilities, included within other liabilities of Och-Ziff funds	3,138	22	1,165	(1,171)	3,154
Financial Liabilities, at Fair Value	$3,138	$22	$4,785,675	$(1,171)	$4,787,664

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2013:

	As of December 31, 2013
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total
	(dollars in thousands)
Bank debt	$—	$1,551,892	$1,180,831	$—	$2,732,723
Real estate investments	—	—	633,311	—	633,311
Investments in affiliated credit funds	—	—	188,454	—	188,454
Residential mortgage-backed securities	—	—	400,510	—	400,510
Collateralized debt obligations	—	—	205,026	—	205,026
Energy and natural resources limited partnerships	—	—	158,759	—	158,759
Commercial real estate debt	—	—	93,445	—	93,445
Corporate bonds	—	38,228	817	—	39,045
United States government obligations	97,741	—	—	—	97,741
Asset-backed securities	—	—	34,627	—	34,627
Commercial mortgage-backed securities	—	—	20,530	—	20,530
Other investments	964	87	3,292	(96)	4,247
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$98,705	$1,590,207	$2,919,602	$(96)	$4,608,418

Senior secured notes payable of consolidated CLOs	$—	$—	$2,508,338	$—	$2,508,338
Subordinated notes payable of consolidated CLOs	—	—	255,639	—	255,639
Notes payable of consolidated CLOs, at fair value	—	—	2,763,977	—	2,763,977
Other liabilities, included within other liabilities of Och-Ziff funds	3,066	19	800	(96)	3,789
Financial Liabilities, at Fair Value	$3,066	$19	$2,764,777	$(96)	$2,767,766

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

Reconciliation of Fair Value Measurements Categorized within Level III

The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Amounts related to the initial consolidation of the Company’s CLOs are included within investment purchases in the tables below.

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the three months ended September 30, 2014:

	June 30, 2014	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	September 30, 2014
	(dollars in thousands)
Bank debt	$1,641,800	$450,879	$(292,641)	$639,221	$(409,350)	$—	$(16,840)	$2,013,069
Real estate investments	609,323	—	—	16,282	(38,677)	—	21,078	608,006
Investments in affiliated credit funds	537,207	—	—	11,491	(12,104)	—	11,984	548,578
Residential mortgage-backed securities	421,408	—	—	94,221	(17,732)	—	2,015	499,912
Collateralized debt obligations	190,816	—	—	8,057	(16,184)	—	4,767	187,456
Energy and natural resources limited partnerships	171,515	—	—	8,410	(2,876)	—	(2,992)	174,057
Commercial real estate debt	162,931	—	—	93	(36,893)	—	936	127,067
Corporate bonds	826	—	—	—	—	—	(195)	631
Asset-backed securities	23,392	—	—	—	(1,360)	—	1,235	23,267
Commercial mortgage-backed securities	9,883	—	—	—	—	—	(83)	9,800
Other investments (including derivatives, net)	3,872	—	—	—	(205)	(457)	(61)	3,149
	$3,772,973	$450,879	$(292,641)	$777,775	$(535,381)	$(457)	$21,844	$4,194,992

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the three months ended September 30, 2013:

(Restated - See Note 17)	June 30, 2013	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	September 30, 2013
	(dollars in thousands)
Bank debt	$1,642,989	$37,109	$(27,072)	$390,296	$(286,163)	$—	$1,287	$1,758,446
Real estate investments	715,682	—	—	10,343	(104,928)	—	11,053	632,150
Investments in affiliated credit funds	129,806	—	—	34,755	(17,890)	—	9,065	155,736
Residential mortgage-backed securities	347,805	—	—	36,091	(25,415)	—	38	358,519
Collateralized debt obligations	257,604	—	—	4,993	(23,508)	—	8,293	247,382
Energy and natural resources limited partnerships	154,005	—	—	11,825	—	—	(1,143)	164,687
Commercial real estate debt	153,712	—	—	8,440	(32,828)	—	1,399	130,723
Corporate bonds	4,728	—	(4,728)	4,000	—	—	(40)	3,960
Asset-backed securities	60,226	—	—	9,112	(33,178)	—	1,609	37,769
Commercial mortgage-backed securities	27,715	—	—	—	(5,221)	—	7,342	29,836
Other investments (including derivatives, net)	41,450	—	—	22	(10,259)	1,537	2,323	35,073
	$3,535,722	$37,109	$(31,800)	$509,877	$(539,390)	$1,537	$41,226	$3,554,281

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the nine months ended September 30, 2014:

	December 31, 2013	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	September 30, 2014
	(dollars in thousands)
Bank debt	$1,180,831	$128,509	$(198,654)	$1,943,328	$(1,029,300)	$—	$(11,645)	$2,013,069
Real estate investments	633,311	—	—	34,774	(110,404)	—	50,325	608,006
Investments in affiliated credit funds	188,454	—	—	359,088	(46,452)	—	47,488	548,578
Residential mortgage-backed securities	400,510	—	—	227,513	(164,484)	—	36,373	499,912
Collateralized debt obligations	205,026	—	—	83,508	(124,634)	—	23,556	187,456
Energy and natural resources limited partnerships	158,759	—	—	29,169	(18,878)	—	5,007	174,057
Commercial real estate debt	93,445	—	—	105,481	(77,698)	—	5,839	127,067
Corporate bonds	817	—	—	18	—	—	(204)	631
Asset-backed securities	34,627	—	—	596	(11,136)	—	(820)	23,267
Commercial mortgage-backed securities	20,530	—	—	—	(13,320)	—	2,590	9,800
Other investments (including derivatives, net)	2,492	69	—	1,993	(3,539)	1,964	170	3,149
	$2,918,802	$128,578	$(198,654)	$2,785,468	$(1,599,845)	$1,964	$158,679	$4,194,992

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the nine months ended September 30, 2013:

(Restated - See Note 17)	December 31, 2012	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	September 30, 2013
	(dollars in thousands)
Bank debt	$384,578	$93,903	$(8,010)	$2,058,279	$(771,906)	$—	$1,602	$1,758,446
Real estate investments	615,634	—	—	195,636	(277,781)	—	98,661	632,150
Investments in affiliated credit funds	88,298	—	—	136,256	(87,821)	—	19,003	155,736
Residential mortgage-backed securities	260,410	—	—	211,817	(112,246)	—	(1,462)	358,519
Collateralized debt obligations	265,722	—	—	35,386	(90,514)	—	36,788	247,382
Energy and natural resources limited partnerships	167,467	—	—	41,291	(53,269)	—	9,198	164,687
Commercial real estate debt	151,275	—	—	62,307	(86,537)	—	3,678	130,723
Corporate bonds	—	—	—	7,117	(3,148)	—	(9)	3,960
Asset-backed securities	12,234	—	—	63,515	(37,353)	—	(627)	37,769
Commercial mortgage-backed securities	41,961	—	—	14,045	(35,282)	—	9,112	29,836
Other investments (including derivatives, net)	46,098	—	—	747	(16,267)	(3,389)	7,884	35,073
	$2,033,677	$93,903	$(8,010)	$2,826,396	$(1,572,124)	$(3,389)	$183,828	$3,554,281

Transfers out of Level III presented in the tables above resulted from the fair values of certain securities becoming market observable, with fair value determined using independent pricing services. Transfers into Level III presented in the table above resulted from the valuation of certain investments with decreased market observability, with fair values determined using broker quotes or independent pricing services. There were no transfers between Levels I and II during the period presented above.

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Bank debt	$(16,773)	$223	$(13,882)	$(4,084)
Real estate investments	6,424	(15,193)	29,868	46,947
Investments in affiliated credit funds	(15,360)	8,900	(10,724)	10,635
Residential mortgage-backed securities	831	(2,981)	22,686	(17,586)
Collateralized debt obligations	904	1,009	6,751	7,468
Energy and natural resources limited partnerships	(2,992)	(1,143)	5,556	9,198
Commercial real estate debt	1,318	565	3,481	(929)
Corporate bonds	(199)	(40)	(219)	(40)
Asset-backed securities	1,211	2,462	(1,069)	141
Commercial mortgage-backed securities	(109)	6,675	(112)	(2,565)
Other investments (including derivatives, net)	(267)	5,402	295	5,364
	$(25,012)	$5,879	$42,631	$54,549

The tables below summarize the changes in the notes payable of consolidated CLOs for the three and nine months ended September 30, 2014 and 2013. The amounts presented within net gains (losses) of consolidated Och-Ziff funds represent the net

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

change in unrealized gains (losses) on the notes payable of consolidated CLOs. These amounts all relate to liabilities still in existence as of each respective balance sheet date. Amounts related to the initial consolidation of the Company’s CLOs are included within issuances in the tables below.

	June 30, 2014	Issuances	Net Gains of Consolidated Och-Ziff Funds	September 30, 2014
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$3,818,203	$555,002	$(13,325)	$4,359,880
Subordinated notes payable of consolidated CLOs	374,903	57,038	(7,311)	424,630
	$4,193,106	$612,040	$(20,636)	$4,784,510

(Restated - See Note 17)	June 30, 2013	Issuances	Net Gains of Consolidated Och-Ziff Funds	September 30, 2013
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,067,086	$—	$(8,840)	$2,058,246
Subordinated notes payable of consolidated CLOs	219,387	—	(2,125)	217,262
	$2,286,473	$—	$(10,965)	$2,275,508

	December 31, 2013	Issuances	Net Gains of Consolidated Och-Ziff Funds	September 30, 2014
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,508,338	$1,861,182	$(9,640)	$4,359,880
Subordinated notes payable of consolidated CLOs	255,639	177,052	(8,061)	424,630
	$2,763,977	$2,038,234	$(17,701)	$4,784,510

(Restated - See Note 17)	December 31, 2012	Issuances	Net Gains of Consolidated Och-Ziff Funds	September 30, 2013
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$956,693	$1,117,860	$(16,307)	$2,058,246
Subordinated notes payable of consolidated CLOs	104,852	119,681	(7,271)	217,262
	$1,061,545	$1,237,541	$(23,578)	$2,275,508

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
SEPTEMBER 30, 2014

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

Bank Debt; Residential and Commercial Mortgage-Backed Securities; Collateralized Debt Obligations; Commercial Real Estate Debt; Corporate Bonds; Asset-Backed Securities; Notes Payable of Consolidated CLOs

The fair value of investments in bank debt, residential and commercial mortgage-backed securities, collateralized debt obligations, commercial real estate debt, corporate bonds, asset-backed securities and notes payable of consolidated CLOs that do not have readily ascertainable fair values is generally determined using broker quotes or independent pricing services. For month-end valuations, the Company generally receives one to four broker quotes for each security, depending on the type of security being valued. These broker quotes are generally non-binding or indicative in nature. The Company verifies that these broker quotes are reflective of fair value as defined in GAAP generally through procedures such as comparison to independent pricing services, back testing procedures, review of stale pricing reports and performance of other due diligence procedures as may be deemed necessary. Historically, the Company has only adjusted a small number of broker quotes when used in determining final valuations for securities as a result of these procedures.

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

The significant unobservable inputs used in the fair value measurement of the Company’s bank debt, residential and commercial mortgage-backed securities, commercial real estate debt, corporate bonds and asset-backed securities that are not valued using broker quotes or independent pricing services are discount rates, credit spreads and yields. Significant increases (decreases) in the discount rates, credit spreads and yields in isolation would be expected to result in a significantly lower (higher) fair value measurement.

During the first quarter of 2014, the Company changed the valuation methodology for its senior secured notes payable of consolidated CLOs from discounted cash flows to broker quote. The use of broker quotes is generally consistent with the valuation methodologies of the Company's other credit investments.

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

The fair value for certain energy and natural resources limited partnership investments is based on the net asset value of the underlying fund. This amount represents a certain consolidated fund’s investment into another fund managed by the Company. The investee invests primarily in energy and natural resource investments. The fund may not redeem its investment into the investee prior to liquidation. The fund will receive distributions from the investee as investments are sold, the timing of which cannot be estimated. The consolidated fund has $46.8 million of unfunded commitments that will be funded by capital contributions from investors in the fund, as the Company is not an investor in the fund.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

The significant unobservable inputs used in the fair value measurement of the Company’s energy and natural resources limited partnerships are discount rates, EBITDA multiples, price per acre, production multiples, EV/risked prospective resources, price of natural gas per thousand cubic feet, price of oil per barrel and well risking. Significant increases (decreases) in the discount rates and well risking in isolation would be expected to result in a lower (higher) fair value measurement. Significant increases (decreases) in the EBITDA multiples, price per acre, production multiples, EV/risked prospective resources, price of natural gas per thousand cubic feet and price of oil per barrel in isolation would be expected to result in a significantly higher (lower) fair value measurement.

Investments in Affiliated Credit Funds

The fair value of investments in affiliated credit funds relates to consolidated feeder funds’ investments into their related master funds. The Company is not an investor of these feeder funds or master funds. The fair value of these investments is based on the consolidated feeder funds’ proportionate share of the respective master funds’ net asset value. These master funds invest primarily in credit-related strategies. Approximately 73% of these investments can be redeemed and paid to investors in the feeder fund after an initial lock-up period of one to three years, after which the feeder fund may redeem its investment on a quarterly basis upon 90 days’ prior written notice. The Company, as investment manager of the master fund, has the option (not exercised to date) to suspend redemptions in certain situations. The remaining 27% relates to a feeder fund that is not able to redeem its investment in the master fund prior to liquidation, the timing of which cannot be estimated. The feeder fund will receive distributions from the master fund as investments are sold, the timing of which cannot be estimated due to the illiquid nature of the investments held by the master fund. The consolidated feeder funds have $24.6 million of unfunded commitments that will be funded by capital contributions from investors in the feeder funds, as the Company is not an investor in the feeder funds or master funds.

Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of September 30, 2014.

Type of Investment or Liability	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Bank debt	$1,902,007	Independent pricing services	n/a
	13,173	Yield analysis	Yield	14%
	97,889	Broker quotes	n/a
Real estate investments	$606,653	Discounted cash flow	Discount rate	10% to 30% (20%)
			Cash flow growth rate	-50% to 133% (2%)
			Capitalization rate	5% to 14% (8%)
			Price per square foot	$54.22 to $535.20 ($163.89)
			Absorption rate per year	1% to 36% (13%)
			Exit multiple	6.4x
	1,353	Broker quotes	n/a
Investments in affiliated credit funds	$548,578	Net asset value	n/a
Residential mortgage-backed securities	$492,900	Broker quotes	n/a
	7,012	Discounted cash flow	Discount rate	20%
			Credit spread	1225 bps
Collateralized debt obligations	$187,456	Broker quotes	n/a
Energy and natural resources limited partnerships	$100,430	Net asset value	n/a
	25,188	Scenario analysis	Discount rate	10%
			EBITDA multiple	6.3x
			Price of natural gas per thousand cubic feet	$4.45
			Price of oil per barrel	$80.00

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

Type of Investment or Liability	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
			Price per acre	$1,750.00
			Production multiple (price per thousand cubic feet equivalent per day)	$6,500.00
	23,292	Sum of the parts	Discount rate	15%
			EBITDA multiple	6.0x
			EV/risked prospective resources	1.3x
			Price of natural gas per thousand cubic feet	$4.45
			Price of oil per barrel	$80.00
			Price per acre	$500.00
			Well risking	75%
	19,810	Recent financing	n/a
	5,332	Discounted cash flow	Discount rate	15%
			Price of natural gas per thousand cubic feet	$4.45
			Price of oil per barrel	$80.00
	5	Broker quotes	n/a
Commercial real estate debt	$46,256	Yield analysis	Yield	11% to 18% (13%)
	80,811	Discounted cash flow	Discount rate	6% to 15% (14%)
Corporate bonds	$424	Yield analysis	Yield	11%
	207	Broker quotes	n/a
Asset-backed securities	$20,011	Broker quotes	n/a
	3,256	Discounted cash flow	Discount rate	12%
Commercial mortgaged-backed securities	$9,800	Broker quotes	n/a
Senior secured notes payable of consolidated CLOs	$4,359,880	Broker quotes	n/a
Subordinated notes payable of consolidated CLOs	$424,630	Broker quotes	n/a

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of December 31, 2013.

Type of Investment or Liability	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Bank debt	$1,159,302	Independent pricing services	n/a
	15,360	Yield analysis	Yield	13%
	6,169	Broker quotes	n/a
Real estate investments	$600,690	Discounted cash flow	Discount rate	5% to 36% (21%)
			Cash flow growth rate	-22% to 137% (3%)
			Capitalization rate	5% to 14% (8%)
			Price per square foot	$55.49 to $750.00 ($186.69)
			Absorption rate per year	1% to 27% (13%)
			Exit multiple	6.1x
	32,621	Yield analysis	Capitalization rate	7%
Residential mortgage-backed securities	$385,860	Broker quotes	n/a
	14,650	Discounted cash flow	Discount rate	11% to 21% (17%)
			Credit spread	520 to 1225 bps (960bps)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

Type of Investment or Liability	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Collateralized debt obligations	$205,026	Broker quotes	n/a
Investments in affiliated credit funds	$188,454	Net asset value	n/a
Energy and natural resources limited partnerships	$106,149	Net asset value	n/a
	25,903	Scenario analysis	Discount rate	10%
			EBITDA multiple	6.3x
			Price of natural gas per thousand cubic feet	$4.43
			Price of oil per barrel	$80.00
			Price per acre	$1,750.00
			Production multiple (price per thousand cubic feet equivalent per day)	$6,250.00
	18,522	Sum of the parts	Discount rate	15%
			EBITDA multiple	4.5x to 7.5x (6.0x)
			EV/risked prospective resources	1.0x to 1.5x (1.3x)
			Price of natural gas per thousand cubic feet	$4.43
			Price of oil per barrel	$80.00
			Price per acre	$50.00 to $500.00 ($459.45)
			Well risking	75%
	8,185	Discounted cash flow	Discount rate	15%
			Price of natural gas per thousand cubic feet	$4.43
			Price of oil per barrel	$80.00
Commercial real estate debt	$57,808	Yield analysis	Yield	10% to 14% (12%)
	30,604	Discounted cash flow	Discount rate	18%
	5,033	Independent pricing services	n/a
Corporate bonds	$427	Yield analysis	Yield	16%
	390	Broker quotes	n/a
Asset-backed securities	$29,380	Broker quotes	n/a
	5,247	Discounted cash flow	Discount rate	15%
Commercial mortgaged-backed securities	$20,530	Broker quotes	n/a
Senior secured notes payable of consolidated CLOs	$2,508,338	Discounted cash flow	Interest rate	5%
			Loan default rate	2%
			Loan loss severity	20%
			Loan prepayment rate	20%
			Reinvestment price	$99.50
Subordinated notes payable of consolidated CLOs	$255,639	Broker quotes	n/a

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

The Valuation Committee is responsible for establishing the valuation policy and monitors compliance of the valuation policy, ensuring that all of the funds’ investments reflect fair values, as well as providing oversight of the valuation process. These

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

valuation policies and procedures include, but are not limited to the following: determining the pricing sources used to value specific investment classes; the selection of independent pricing services; the periodic review of due diligence materials of independent pricing services; and the fair value hierarchy coding of the funds’ investments. The Valuation Committee reviews a variety of reports on a monthly basis, which include, but are not limited to the following: summaries of the sources used to determine the value of the funds’ investments; summaries of the fair value hierarchy of the funds’ investments; and variance reports that compare the values of investments to independent pricing services. The Valuation Committee is comprised of non-investment professionals, and may obtain input from investment professionals for consideration in carrying out its responsibilities.

The Financial Controls Group is responsible for seeking to ensure compliance with the valuation policies, performing price verification and preparing the monthly valuation reports reviewed by the Valuation Committee. The Financial Controls Group’s other responsibilities include, but are not limited to the following: preparation and distribution of daily profit and loss reports; overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and third party pricing feeds; performing back testing by comparing prices observed in executed transactions to previous day valuations and/or pricing service providers on a weekly and monthly basis; preparing due diligence report reviews on independent pricing services on an annual or as needed basis; and assisting the Valuation Committee in developing valuation policies.

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

Monthly procedures have been established for Level III investments, which includes comparing unobservable inputs to observable inputs for similar positions, reviewing subsequent market activities, performing comparisons of actual versus projected performance indicators, and discussing the valuation methodology, including pricing techniques when applicable, with investment professionals. Independent pricing services may be used to corroborate the Company’s internal valuations. Investment professionals and members of the Financial Controls Group review a daily profit and loss report, as well as other periodic reports that analyze the profit and loss and related asset class exposure of the funds’ investments.

Fair Value of Other Financial Instruments

Management estimates that the fair value of the $381.3 million outstanding under the Company’s delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”) was approximately 98% of its carrying value as of September 30, 2014, based on an analysis of comparable issuers. The carrying value of the Company’s other financial instruments approximated their fair values as of September 30, 2014. These fair value measurements would be categorized as Level III within the fair value hierarchy.

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
SEPTEMBER 30, 2014

The table below presents the repurchase agreements that are set off, if any, as well as securities transferred to counterparties related to those repurchase agreements (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements.

Securities Sold Under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount
	(dollars in thousands)
As of September 30, 2014	$277,929	$—	$277,929	$277,929	$—
As of December 31, 2013	$257,691	$—	$257,691	$257,691	$—

6.	VARIABLE INTEREST ENTITIES

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

The following table presents the assets and liabilities of funds that are VIEs and consolidated by the Company:

	September 30, 2014		December 31, 2013
	CLOs	Other Funds	CLOs	Other Funds
	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$4,694,575	$882,499	$2,749,422	$607,823
Other assets of Och-Ziff funds	84,363	17,466	43,832	20,736
Total Assets	$4,778,938	$899,965	$2,793,254	$628,559
Liabilities
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	$4,784,510	$—	$2,763,977	$—
Securities sold under agreements to repurchase	—	9,803	—	49,304
Other liabilities of Och-Ziff funds	23,733	2,047	13,293	2,550
Total Liabilities	$4,808,243	$11,850	$2,777,270	$51,854

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

The Company’s involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods, as well as the loss of investments in these entities, if any. The net assets of these VIEs were $36.6 billion and $33.7 billion as of September 30, 2014 and December 31, 2013, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from these entities, as well as investments in these entities, if any. As of September 30, 2014 and December 31, 2013, the only assets arising from these variable interests related to income and fees receivable of $20.4 million and $574.1 million, respectively.

Joint Ventures

The Company holds a variable interest in a joint venture that is a VIE. The Company’s exposure to loss for this joint venture is limited to its investments in the entity, which totaled $231 thousand and $6.7 million as of September 30, 2014 and December 31, 2013, respectively, and is recorded within other assets in the Company’s consolidated balance sheets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

7.	OTHER ASSETS, NET

The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$31,637	$21,714
Computer hardware and software	27,632	21,165
Corporate aircraft	22,600	22,600
Furniture, fixtures and equipment	5,157	3,146
Accumulated depreciation and amortization	(57,074)	(52,416)
Fixed assets, net	29,952	16,209
Receivables	43,697	10,270
Deposit on new corporate aircraft	48,662	4,000
Goodwill	22,691	22,691
Prepaid expenses	8,025	18,165
Investments in Och-Ziff funds	3,508	3,192
Intangible assets, net	1,550	2,110
Investments in joint ventures	231	6,745
Other	8,906	2,168
Total Other Assets, Net	$167,222	$85,550

8.	OTHER LIABILITIES

The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Accrued expenses	$65,886	$39,851
Deferred rent credit	16,842	15,928
Unrecognized tax benefits	7,000	—
Current income taxes payable	1,817	4,059
Other	1,475	1,095
Total Other Liabilities	$93,020	$60,933

9.	DEBT OBLIGATIONS

Notes Payable of Consolidated CLOs

The Company consolidates the CLOs it manages. As a result, the senior and subordinated notes issued by the CLOs are included in the Company’s consolidated balance sheets. Notes payable of the consolidated CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral generally consists of corporate loans, corporate bonds and other securities. As of September 30, 2014 and December 31, 2013, the fair value of the CLO assets was $4.8 billion and $2.8 billion, respectively. The stated maturity dates for the notes issued by the CLOs range from 2023 to 2026.

The Company has elected to carry these notes at fair value in its consolidated balance sheets to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLOs. The Company recorded unrealized

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

gains of $20.6 million and $11.0 million for the three months ended September 30, 2014 and 2013, respectively, and $17.7 million and $23.6 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included within net gains (losses) of consolidated Och-Ziff funds in the statements of comprehensive income. Substantially all of these changes related to changes in instrument specific credit risk, as substantially all of these are floating-rate instruments.

The tables below present information related to the CLO notes outstanding. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior notes.

	As of September 30, 2014
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$4,431,250	$4,359,880	2.32%	10.8
Subordinated notes payable of consolidated CLOs	462,300	424,630	N/A	10.7
Total Notes Payable of Consolidated CLOs	$4,893,550	$4,784,510

	As of December 31, 2013
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years
	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,543,000	$2,508,338	2.30%	10.8
Subordinated notes payable of consolidated CLOs	282,300	255,639	N/A	10.8
Total Notes Payable of Consolidated CLOs	$2,825,300	$2,763,977

Aircraft Loan

On February 14, 2014, the Company entered into a secured multiple draw term loan agreement for up to $59.0 million to finance the purchase of a new corporate aircraft expected to be delivered in the first quarter of 2015 (the “Aircraft Loan”). The Aircraft Loan is guaranteed by OZ Management, OZ Advisors and OZ Advisors II. As of September 30, 2014, $48.7 million was outstanding under the Aircraft Loan.

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
SEPTEMBER 30, 2014

10.	GENERAL, ADMINISTRATIVE AND OTHER

The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Recurring placement and related service fees	$12,749	$8,190	$35,483	$22,056
Occupancy and equipment	7,396	7,314	22,842	22,504
Professional services	7,827	8,589	22,929	34,777
Information processing and communications	6,188	5,340	16,899	15,223
Insurance	4,078	1,920	12,057	5,653
Business development	2,807	2,649	8,548	7,803
Other expenses	2,768	3,458	8,017	9,022
	43,813	37,460	126,775	117,038
Changes in tax receivable agreement liability	(20,653)	(1,064)	(24,472)	(1,047)
Total General, Administrative and Other	$23,160	$36,396	$102,303	$115,991

11.	INCOME TAXES

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

The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 24.2% and 6.6% for the three months ended September 30, 2014 and 2013, respectively, and 17.4% and 8.6% for the nine months ended September 30, 2014 and 2013, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the executive managing directors’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.

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

Nine Months Ended September 30, 2014
(dollars in thousands)
Beginning balance	$—
Additions for tax benefits related to prior years	7,000
Ending Balance	$7,000

As of and for the three and nine months ended September 30, 2014, the Company did not accrue interest or penalties related to uncertain tax positions. As of September 30, 2014, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.5 million as of September 30, 2014.

12.	EARNINGS PER CLASS A SHARE

Basic earnings per Class A Share is computed by dividing the net income allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended September 30, 2014 and 2013, the Company included, respectively, 1,091,238 and 1,600,165 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings per Class A Share. For the nine months ended September 30, 2014 and 2013, the Company included, respectively, 1,512,577 and 1,854,084 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings per Class A Share.

The following tables present the computation of basic and diluted earnings per Class A Share:

Three Months Ended September 30, 2014	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$23,202	172,959,765	$0.13
Effect of dilutive securities:
Och-Ziff Operating Group A Units	18,860	301,884,116		—
RSUs	—	6,234,907		—
Diluted	$42,062	481,078,788	$0.09

Three Months Ended September 30, 2013 (Restated - See Note 17)	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$28,852	156,752,496	$0.18
Effect of dilutive securities:
Och-Ziff Operating Group A Units	44,151	312,852,072		—
RSUs	—	5,676,744		—
Diluted	$73,003	475,281,312	$0.15

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

Nine Months Ended September 30, 2014	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$57,770	172,541,709	$0.33
Effect of dilutive securities:
Och-Ziff Operating Group A Units	93,993	302,321,853		—
RSUs	—	5,073,074		—
Diluted	$151,763	479,936,636	$0.32

Nine Months Ended September 30, 2013 (Restated - See Note 17)	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation
	(dollars in thousands, except per share amounts)
Basic	$62,705	153,160,992	$0.41
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		309,229,588
RSUs	—	3,506,508		—
Diluted	$62,705	156,667,500	$0.40

13.	RELATED PARTY TRANSACTIONS

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

Notes Payable of Consolidated CLOs

A portion of the notes payable of consolidated CLOs is held by certain funds managed by the Company. As of September 30, 2014 and December 31, 2013, these amounts totaled $181.9 million and $162.8 million, respectively.

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
SEPTEMBER 30, 2014

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$5,640	$7,271	$17,283	$22,106
Incentive income	$625	$1,776	$3,983	$3,491
Fees waived on investments held by related parties:
Management fees	$3,693	$3,577	$11,553	$10,596

Corporate Aircraft

The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the three months ended September 30, 2014 and 2013, the Company charged Mr. Och $125 thousand and $94 thousand, respectively, for his personal use of the aircraft. For the nine months ended September 30, 2014 and 2013, the Company charged Mr. Och $474 thousand and $499 thousand, respectively, for his personal use of the aircraft.

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
SEPTEMBER 30, 2014

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

On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.).  Daniel Och and Joel Frank are also named defendants.  The complaint asserts claims on behalf of all purchasers of Company securities from February 9, 2012 to April 25, 2014, and asserts claims under the Securities Exchange Act of 1934.  The complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters under investigation by the U.S. Securities and Exchange Commission and the U.S. Department of Justice.  On May 30, 2014, a shareholder derivative action was filed against the Company in the Supreme Court of the State of New York, County of New York (Stokes v. Och, et al.).  On August 8, 2014, a second shareholder derivative action was filed against us in the United States District Court for the Southern District of New York (Jha v. Och, et al.). Each complaint asserts claims derivatively on behalf of the Company against all of the Company’s directors and alleges that the directors breached their fiduciary duties and other disclosure obligations with respect to the matters described above.

The Company believes these cases are without merit and intends to defend them vigorously.

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
SEPTEMBER 30, 2014

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

The Och-Ziff Funds segment is currently the Company’s only reportable segment and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The Och-Ziff Funds segment provides asset management services to the Company’s multi-strategy, credit and equity funds, CLOs and other alternative investment vehicles.

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
SEPTEMBER 30, 2014

Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment. All interest expense related to outstanding indebtedness is allocated to the Och-Ziff Funds segment.

Och-Ziff Funds Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$194,656	$208,021	$577,648	$589,089
Economic Income	$132,217	$153,535	$403,624	$424,461

Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Total consolidated revenues	$306,685	$279,767	$854,634	$795,142
Adjustment to management fees(1)	(3,569)	(2,495)	(12,156)	(7,405)
Adjustment to incentive income(2)	32,455	—	42,831	1,114
Other Operations revenues	(34,431)	(2,691)	(39,687)	(8,238)
Income of consolidated Och-Ziff funds	(106,484)	(66,560)	(267,974)	(191,524)
Economic Income Revenues - Och-Ziff Funds Segment	$194,656	$208,021	$577,648	$589,089
____________________________________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

Reconciliation of Och-Ziff Funds Economic Income to Net Income Allocated to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated - See Note 17)	2014	2013 (Restated - See Note 17)
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$23,202	$28,852	$57,770	$62,705
Net income allocated to the Och-Ziff Operating Group A Units	57,946	71,600	180,508	207,172
Equity-based compensation	28,728	36,389	84,597	99,426
Income taxes	36,110	11,996	91,029	50,394
Adjustment for incentive income allocations from consolidated funds subject to clawback	21,735	(4,081)	3,612	(25,799)
Allocations to Och-Ziff Operating Group D Units	4,944	—	14,418	5,590
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(1,911)	4,324	6,318	7,603
Reorganization expenses	4,023	4,022	12,065	12,064
Changes in tax receivable agreement liability	(20,653)	(1,064)	(24,472)	(1,047)
Depreciation and amortization	1,607	2,022	5,238	6,344
Other adjustments	(139)	161	(1,300)	2,496
Other Operations	(23,375)	(686)	(26,159)	(2,487)
Economic Income - Och-Ziff Funds Segment	$132,217	$153,535	$403,624	$424,461

16.	SUBSEQUENT EVENTS

Dividend

On November 4, 2014, the Company announced a cash dividend of $0.20 per Class A Share. The dividend is payable on November 21, 2014 to holders of record as of the close of business on November 14, 2014.

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

The tables below present the effect of these adjustments on the affected line items in the Company’s consolidated statement of comprehensive income as originally reported in the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2013. There were no changes to the previously reported net cash flows from operating, investing and financing activities resulting from these adjustments.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2014

	Three Months Ended September 30, 2013
	Previously Reported	Adjustments	Restated
	(dollars in thousands)
Management fees	$143,518	$(2,852)	$140,666
Income of consolidated Och-Ziff funds	40,812	25,748	66,560
General, administrative and other	36,387	9	36,396
Expenses of consolidated Och-Ziff funds	4,296	27,676	31,972
Change in deferred income of consolidated Och-Ziff funds	(12,942)	12,942	—
Net gains of consolidated Och-Ziff funds	30,733	12,348	43,081
Income taxes	14,786	(2,790)	11,996
Consolidated and total comprehensive net income	145,637	23,291	168,928

Allocation of Consolidated and Total Comprehensive Net Income
Class A Shareholders	$24,895	$3,957	$28,852
Noncontrolling interests	120,742	16,901	137,643
Redeemable noncontrolling interests	—	2,433	2,433
	$145,637	$23,291	$168,928

Earnings Per Class A Share
Basic	$0.16	$0.02	$0.18
Diluted	$0.14	$0.01	$0.15

	Nine Months Ended September 30, 2013
	Previously Reported	Adjustments	Restated
	(dollars in thousands)
Management fees	$413,427	$(6,598)	$406,829
Income of consolidated Och-Ziff funds	124,861	66,663	191,524
General, administrative and other	115,983	8	115,991
Expenses of consolidated Och-Ziff funds	12,158	58,651	70,809
Change in deferred income of consolidated Och-Ziff funds	(51,242)	51,242	—
Net gains of consolidated Och-Ziff funds	169,750	16,344	186,094
Income taxes	49,803	591	50,394
Consolidated and total comprehensive net income	470,602	68,401	539,003

Allocation of Consolidated and Total Comprehensive Net Income
Class A Shareholders	$55,861	$6,844	$62,705
Noncontrolling interests	414,741	56,415	471,156
Redeemable noncontrolling interests	—	5,142	5,142
	$470,602	$68,401	$539,003

Earnings Per Class A Share
Basic	$0.36	$0.05	$0.41
Diluted	$0.36	$0.04	$0.40

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Overview of Our 2014 Third Quarter Results

As of September 30, 2014, our assets under management were $46.8 billion, 16% higher than $40.2 billion as of December 31, 2013. The increase was driven by capital net inflows of $5.4 billion and performance-related appreciation of $1.1 billion. We continued to grow the assets in our dedicated credit, real estate and long/short equity products, which in total reached approximately $12.6 billion as of September 30, 2014, or 27% of our assets under management. We believe that we are benefiting from the secular trend of the largest investors increasing their allocations to leading alternative asset managers across multiple asset classes.

During the third quarter of 2014, pension funds globally and private banks in the U.S. remained our largest sources of net new capital. Together, they represented approximately 50% of our total assets under management as of October 1, 2014. We continue to benefit from institutions who invest with us directly. In real estate, we completed the final closing of our third domestic real estate fund in September 2014, bringing total capital commitments to $1.5 billion. Investor interest in the OZ Master Fund continued to be high during the third quarter, and the momentum in both our opportunistic and long-only credit products is also strong.

For the third quarter of 2014, we reported GAAP net income allocated to Class A Shareholders of $23.2 million, compared to $28.9 million for the third quarter of 2013, and net income of $57.8 million for the first nine months of 2014, compared to net income of $62.7 million for the first nine months of 2013. The decrease in our GAAP net income for both the quarter-to-date and year-to-date period was primarily due to a decrease in incentive income and higher income taxes, partially offset by higher management fees and lower general, administrative and other expenses. Partially offsetting the declines for both periods was the increase in our ownership interest in the Och-Ziff Operating Group, which resulted in a larger share of earnings being allocated to us.

We reported Economic Income for the Company of $155.6 million for the third quarter of 2014, compared to $154.2 million for the third quarter of 2013, and $429.8 million for the first nine months of 2014, compared to $426.9 million for the first nine months of 2013. The year-over-year increase for both the quarter-to-date and year-to-date periods was driven primarily by an increase in management fees, partially offset by a decrease in incentive income and an increase in compensation and benefits expenses. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year changes in Economic Income, please see “—Economic Income Analysis.”

Overview of 2014 Third Quarter Fund Performance

During the third quarter and first nine months of 2014, the OZ Master Fund generated a net return of +0.4% and +2.5%, respectively; the OZ Asia Master Fund generated a net return of +3.4% and -3.5%, respectively; and the OZ Europe Master Fund generated a net return of +1.2% and -0.7%, respectively. For the first nine months of 2014 these returns were generated with approximately 53% of the volatility of the S&P 500 Index on a weighted-average basis. For the first nine months of 2014, the performance of the OZ Master Fund was driven primarily by its U.S. long/short equity special situations and U.S. credit-related strategies, partially offset by negative performance in its European and Asian long/short equity special situations strategies. The performance of the OZ Asia Master Fund and the OZ Europe Master Fund was driven by these funds' negative returns in their long/short equity special situations strategies, partially offset by positive performance in their credit-related strategies. We remained fully invested in the OZ Master Fund as of the end of the third quarter.

During the third quarter of 2014, market conditions were more challenging globally. Geopolitical concerns and increased market volatility eroded investor confidence and contributed to rising risk aversion across asset classes. We remained fully invested in the OZ Master Fund as of the end of the third quarter, although we adjusted our capital allocations across strategies and geographies as the quarter progressed. We continue to identify select opportunities, particularly in long/short equity special situations and merger arbitrage, as large-scale M&A activity remains strong. While credit spreads in many areas of the credit markets continued to tighten during the third quarter, we continue to invest opportunistically in corporate and structured credit. For important information about our fund performance data, please see “—Assets Under Management and Fund Performance Information.”

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

Global equity markets opened the 2014 third quarter strongly, with the S&P 500 Index closing above 2,000 for the first time in its history during August. However, renewed volatility rattled the markets in August and September. Geopolitical concerns and heightened focus about the timing of an increase in interest rates by the U.S. Federal Reserve eroded investor confidence and contributed to increased volatility and rising risk aversion across asset classes as the S&P 500 Index ended the month of September down 1.40%.

In Europe, concerns about the European banking sector and uncertainty over the European Central Bank's asset quality review, among other factors, weighed on investor sentiment throughout the 2014 third quarter.

In Asia, equity markets in the region generated improved performance during the 2014 third quarter. In China, the government announced several policies to support the housing sector during the third quarter. In addition, the People's Bank of China introduced measures to lower mortgage rates. In Japan, while economic data remained mixed, the weakening Yen versus the U.S. Dollar helped improve equity market performance.

Capital Flow Environment

As of the end of the 2014 third quarter, total capital allocated to the hedge fund industry totaled $2.82 trillion, the ninth quarterly consecutive record, increasing approximately $18 billion, or 0.6%, from the end of the second quarter. Capital net inflows comprised $15.9 billion, or 88%, of the sequential increase, with the remainder coming from performance-related appreciation. Capital net inflows were approximately half those seen during the second quarter. During the first nine months of 2014, capital net inflows totaled $72.8 billion, 14% higher than the $63.7 billion for all of 2013.

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

Information with respect to our assets under management throughout this report, including the tables set forth in this discussion and analysis, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. As of September 30, 2014, approximately 5% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 41% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Balance-beginning of period	$45,884,204	$36,567,072	$40,238,812	$32,603,930
Net flows	639,340	161,002	5,434,942	2,147,239
Appreciation	259,903	1,080,294	1,109,693	3,057,199
Balance-end of period	$46,783,447	$37,808,368	$46,783,447	$37,808,368

Weighted-average assets under management	$45,843,338	$36,427,398	$43,875,492	$34,901,732

In the first nine months of 2014, our funds experienced performance-related appreciation of $1.1 billion and capital net inflows of $5.4 billion, which were comprised of $9.9 billion of gross inflows and $4.4 billion of gross outflows. Direct allocations from private banks and pension funds remained the largest drivers of our gross inflows during the first nine months of 2014 (excluding CLOs), but we also saw growth from fund-of-funds and corporate, institutional and other. These gross inflows included $2.1 billion related to the launch of additional CLOs and $1.5 billion committed to our third domestic real estate fund. Redemptions from fund-of-funds were the largest driver of our gross outflows during the first nine months of 2014. Our outflows also included a $334.9 million reduction in assets under management resulting from the expiration of the investment period for our second domestic real estate fund.

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

Assets Under Management and Fund Performance Information

	September 30, 2014	September 30, 2013
	(dollars in thousands)
Multi-strategy funds
OZ Master Fund	$27,584,128	$23,494,806
OZ Asia Master Fund	1,359,197	1,275,475
OZ Europe Master Fund	1,220,374	1,504,148
Other multi-strategy funds	3,677,471	3,648,696
Credit funds	5,150,783	4,216,463
CLOs	4,698,256	2,134,138
Real estate funds	1,934,976	854,430
Other	1,158,262	680,212
Total	$46,783,447	$37,808,368

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

OZ Master Fund

	Assets Under Management as of September 30,		Net Returns for the Three Months Ended September 30,		Net Returns for the Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	(dollars in thousands)
OZ Master Fund	$27,584,128	$23,494,806	+0.4%	+3.1%	+2.5%	+9.7%

The $4.1 billion year-over-year increase in assets under management was driven by performance-related appreciation and capital net inflows in each quarter.

For the three months ended September 30, 2014, convertible and derivative arbitrage contributed approximately 16% of the fund’s return before management fees and incentive income; corporate credit contributed approximately -1%; long/short equity special situations contributed approximately 59%; merger arbitrage contributed approximately 12%; private investments contributed approximately -2%; structured credit contributed approximately 57%; and other items contributed approximately -41%.

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

For the nine months ended September 30, 2014, convertible and derivative arbitrage contributed approximately 3% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 26%; long/short equity special situations contributed approximately 15%; merger arbitrage contributed approximately 17%; private investments contributed approximately 3%; structured credit contributed approximately 49%; and other items contributed approximately -13%.

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

OZ Asia Master Fund

	Assets Under Management as of September 30,		Net Returns for the Three Months Ended September 30,		Net Returns for the Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	(dollars in thousands)
OZ Asia Master Fund	$1,359,197	$1,275,475	+3.4%	+1.3%	-3.5%	+10.0%

The $83.7 million year-over-year increase in assets under management was driven by capital net inflows in the first and second quarters of 2014 and the fourth quarter of 2013 and performance-related appreciation in the second and third quarters of 2014 and the fourth quarter of 2013, partially offset by capital net outflows in the third quarter of 2014 and performance-related depreciation in the first quarter of 2014.

For the three months ended September 30, 2014, convertible and derivative arbitrage contributed approximately 12% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 3%; long/short equity special situations contributed approximately 103%; private investments contributed approximately -9%; and other items contributed approximately -9%.

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

For the nine months ended September 30, 2014, convertible and derivative arbitrage contributed approximately -29% of the fund’s return before management fees and incentive income; corporate credit contributed approximately -70%; long/short equity special situations contributed approximately 121%; private investments contributed approximately 18%; and other items contributed approximately 60%.

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

OZ Europe Master Fund

	Assets Under Management as of September 30,		Net Returns for the Three Months Ended September 30,		Net Returns for the Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	(dollars in thousands)
OZ Europe Master Fund	$1,220,374	$1,504,148	+1.2%	+2.8%	-0.7%	+7.8%

The $283.8 million year-over-year decrease in assets under management was driven by capital net outflows in the first and third quarters of 2014 and the fourth quarter of 2013, and performance-related depreciation in the first and second quarters of 2014. These decreases were partially offset by performance-related appreciation in the third quarter of 2014 and fourth quarter of 2013 and capital net inflows in the second quarter of 2014.

For the three months ended September 30, 2014, convertible and derivative arbitrage contributed approximately 7% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 12%; long/short equity special situations contributed approximately 26%; merger arbitrage contributed approximately 9%; private investments contributed approximately -3%; structured credit contributed approximately 52%; and other items contributed approximately -3%.

For the three months ended September 30, 2013, corporate credit contributed approximately 16% of the fund’s return before management fees and incentive income; long/short equity special situations contributed approximately 50%; merger arbitrage contributed approximately -1%; private investments contributed approximately -5%; and structured credit contributed approximately 40%;

For the nine months ended September 30, 2014, convertible and derivative arbitrage contributed approximately 23% of the fund’s return before management fees and incentive income; corporate credit contributed approximately 126%; long/short equity special situations contributed approximately -356%; merger arbitrage contributed approximately 77%; private investments contributed approximately -60%; structured credit contributed approximately 319%; and other items contributed approximately -29%.

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

The $28.8 million year-over-year increase in assets under management was driven by capital net inflows in the first and second quarters of 2014, and performance-related appreciation in the fourth quarter of 2013 and the second quarter of 2014. These increases were partially offset by capital net outflows in the fourth quarter of 2013 and third quarter or 2014 and performance-related depreciation in the first and third quarters of 2014.

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

The $934.3 million year-over-year increase in assets under management was driven by continued growth in our various credit funds.

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

The $2.6 billion year-over-year increase in assets under management was driven by additional CLOs we closed in the fourth quarter of 2013 and the first nine months of 2014.

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

The $1.1 billion year-over-year increase in assets under management was driven by the launch of our third domestic real estate fund, partially offset by the wind-down of our first domestic real estate fund. Also offsetting the increase in assets under management was a $334.9 million reduction in assets under management resulting from the expiration of the investment period of our second domestic real estate fund.

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

The $478.1 million year-over-year increase in assets under management was driven primarily by growth in our long/short equity funds.

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

Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate for the third quarter of 2014 was approximately 1.46%. This average rate takes into account the effect of non-fee paying assets under management, as well as our credit funds, CLOs, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes.

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

In addition to assets under management subject to one-year measurement periods, approximately $15.0 billion, or 32.0%, of our assets under management as of September 30, 2014 were subject to initial performance measurement periods of three years or longer. These assets under management include assets subject to three-year performance measurement periods in the OZ Master Fund and other multi-strategy funds, as well as assets in our credit funds, CLOs, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets is based on the cumulative investment performance over a specified measurement period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition to us of a full 20% of the net profits attributable to investors in these assets.

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

Net Gains (Losses) of Consolidated Och-Ziff Funds. Net gains (losses) of consolidated Och-Ziff funds consist of net realized and unrealized gains and losses on investments held by the consolidated Och-Ziff funds.

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

Results of Operations

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(dollars in thousands)
Management fees	$171,906	$140,666	$494,707	$406,829
Incentive income	28,011	72,338	91,022	195,403
Other revenues	284	203	931	1,386
Income of consolidated Och-Ziff funds	106,484	66,560	267,974	191,524
Total Revenues	$306,685	$279,767	$854,634	$795,142

Total revenues for the quarter-to-date period increased by $26.9 million, primarily due to the following:

•
A $39.9 million increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•
A $31.2 million increase in management fees, primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. See “—Economic Income Analysis” for information regarding our average management fee rate.

•
A $44.3 million offsetting decrease in incentive income, primarily due to a $24.4 million decrease related to fund investor redemptions. The remaining decrease was primarily driven by lower incentive income from longer-term multi-strategy assets.

Total revenues for the year-to-date period increased by $59.5 million, primarily due to the following:

•
An $87.9 million increase in management fees, primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. See “—Economic Income Analysis” for information regarding our average management fee rate.

•
A $76.5 million increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•
A $104.4 million offsetting decrease in incentive income, primarily due to the following: (i) $69.6 million of incentive income crystallized in 2013 that was not repeated in 2014. This incentive related to the restructuring of terms and expansion of a relationship with an existing investor in certain of our credit assets; (ii) a $47.9 million decrease related to longer-term multi-strategy assets; (iii) a $35.3 million decrease related to fund investor redemptions; (iv) an offsetting $27.6 million increase in the tax distributions taken to cover tax liabilities on incentive income that has been accrued by certain funds we manage, but that will not be realized until the end of the relevant performance measurement period; and (v) an offsetting $17.1 million increase in incentive income crystallized on certain longer-term credit assets. The remaining variance was attributable to incentive income related to assets subject to one-year measurement periods.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(dollars in thousands)
Compensation and benefits	$74,115	$68,238	$206,664	$188,936
Reorganization expenses	4,023	4,022	12,065	12,064
Interest expense	1,688	1,827	5,047	5,292
General, administrative and other	23,160	36,396	102,303	115,991
Expenses of consolidated Och-Ziff funds	50,082	31,972	127,215	70,809
Total Expenses	$153,068	$142,455	$453,294	$393,092

Total expenses for the quarter-to-date period increased by $10.6 million, primarily due to the following:

•
An $18.1 million increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. These expenses, however, may reduce the amount of earnings from the consolidated funds allocated to us through our incentive income allocation as general partner of these funds.

•
A $5.9 million increase in compensation and benefits expenses, primarily due to the following: (i) a $5.4 million increase in bonus expense; (ii) a $4.9 million increase in the allocation to Och-Ziff Operating Group D Units, primarily driven by a greater number of units outstanding in 2014; (iii) a $3.1 million increase in salaries and benefits due in part to an increase in our worldwide headcount from 532 as of September 30, 2013 to 584 as of September 30, 2014; and (iv) a $7.7 million offsetting decrease in equity-based compensation primarily related to a $4.2 million charge in the third quarter of 2013 in connection with the departure of a former executive managing director, as well as lower amortization expense on the remaining Och-Ziff Operating Group D Units that converted into Och-Ziff Operating Group A Units.

•
A $13.2 million offsetting decrease in general, administrative and other expenses, primarily driven by a decrease of $19.6 million in the change in tax receivable agreement liability due to updated estimated future income tax savings resulting from a change in income tax rates at the state and local level. This decrease was partially offset by a $4.6 million increase in placement fees and a $2.2 million increase in insurance costs.  The remaining variance was driven by a combination of various other miscellaneous expenses.

Total expenses for the year-to-date period increased by $60.2 million, primarily due to the following:

•
A $56.4 million increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. These expenses, however, may reduce the amount of earnings from the consolidated funds allocated to us through our incentive income allocation as general partner of these funds.

•
A $17.7 million increase in compensation and benefits expenses, primarily due to the following: (i) a $13.0 million increase in bonus expense; (ii) a $10.8 million increase in salaries and benefits due in part to an increase in our worldwide headcount as discussed above; (iii) an $8.8 million increase in the allocation to Och-Ziff Operating Group D Units, primarily driven by a greater number of units outstanding in 2014; and (iv) a $14.8 million offsetting decrease in equity-based compensation primarily related to the amortization of Och-Ziff Operating Group A Units. The decline was driven primarily by a $12.9 million one-time charge taken in the second quarter of 2013 related to the conversion of vested Och-Ziff Operating Group D Units (non-equity interests) into Och-Ziff Operating Group A Units, as well as a $4.2 million charge in the third quarter of 2013 in connection with the departure of a former executive managing director. These decreases were partially offset by increased amortization related to unvested RSUs.

•
A $13.7 million offsetting decrease in general, administrative and other expenses, primarily driven by a decrease of $23.4 million in the change in tax receivable agreement liability due to updated estimated future income tax savings resulting from a change in income tax rates at the state and local level. Also contributing to the decline was a decrease of $11.8 million in professional services. These decreases were partially offset by a $13.4 million increase in placement fees and a $6.4 million increase in insurance costs.  The remaining variance was driven by a combination of various other miscellaneous expenses.

Other Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$76	$531	$5,949	$1,253
Net gains (losses) of consolidated Och-Ziff funds	(4,769)	43,081	115,498	186,094
Total Other Income (Loss)	$(4,693)	$43,612	$121,447	$187,347

Total other income for the quarter-to-date period decreased by $48.3 million and $65.9 million for the year-to-date period, primarily due to a decrease in net gains (losses) of consolidated Och-Ziff funds. Substantially all of these net gains (losses) are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds. Partially offsetting the year-to-date decrease was a $4.7 million increase in net gains on investments in Och-Ziff funds and joint ventures driven by the sale of an investment held by a joint venture during the first quarter of 2014.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(dollars in thousands)
Income taxes	$36,110	$11,996	$91,029	$50,394

Income tax expense increased by $24.1 million for the quarter-to-date period, primarily due to a $16.4 million increase due to the impact of lower state and local income tax rates. The remaining increase related primarily to adjustments recorded with the finalization of our 2013 income tax returns.

Income tax expense increased by $40.6 million for the year-to-date period, primarily driven by a $22.6 million increase due to the impact of lower state and local income tax rates. Also contributing to the year-to-date increase was a $5.9 million increase due to higher profitability, as well as a $7.0 million increase related to the establishment of a liability for unrecognized tax benefits in the first quarter of 2014. The remaining increase related primarily to adjustments recorded with the finalization of our 2013 income tax returns.

Net Income Allocated to Noncontrolling Interests

The following table presents the components of the net income allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(dollars in thousands)
Och-Ziff Operating Group A Units	$57,946	$71,600	$180,508	$207,172
Consolidated Och-Ziff funds	25,124	65,238	163,080	258,895
Other	165	805	308	5,089
Total	$83,235	$137,643	$343,896	$471,156

Redeemable noncontrolling interests	$6,377	$2,433	$30,092	$5,142

Net income allocated to noncontrolling interests for the quarter-to-date period decreased $54.4 million primarily due to the following:

•
A $40.1 million decrease in the net income allocated to the consolidated Och-Ziff funds primarily driven by the decrease in net gains of consolidated Och-Ziff funds and higher expenses in those funds, partially offset by higher income in the consolidated funds.

•
A $13.7 million decrease in the net income allocated to the Och-Ziff Operating Group A Units driven primarily by a decrease in incentive income, partially offset by higher management fees and lower general, administrative and other expenses, as discussed above.

Net income allocated to noncontrolling interests for the year-to-date period decreased $127.3 million primarily due to the following:

•
A $95.8 million decrease in the net income allocated to the consolidated Och-Ziff funds driven primarily by the decrease in net gains of consolidated Och-Ziff funds and higher expenses in those funds, partially offset by higher income in the consolidated funds.

•
A $26.7 million decrease in the net income allocated to the Och-Ziff Operating Group A Units driven primarily by the decrease in incentive income and higher compensation and benefits, partially offset by higher management fees and lower general, administrative and other expenses, as discussed above. Also driving the year-over-year decline was an increase in the earnings of the Och-Ziff Operating Group allocated to us rather than to the Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A Units ownership interests in the Och-Ziff Operating Group declined from 66.0% as of September 30, 2013 to 63.7% as of September 30, 2014.

Net Income Allocated to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(dollars in thousands)
Net income allocated to Class A Shareholders	$23,202	$28,852	$57,770	$62,705

Net income allocated to Class A Shareholders for the quarter-to-date period decreased by $5.7 million and by $4.9 million for the year-to-date period. These decreases were primarily due to a decrease in incentive income and higher income taxes, partially offset by higher management fees and lower general, administrative and other expenses. Also partially offsetting the declines for both periods was the increase in our ownership interest in the Och-Ziff Operating Group, which resulted in a larger share of earnings being allocated to us.

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

Economic Income Revenues (Non-GAAP)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$163,268	$5,069	$168,337	$135,486	$2,685	$138,171
Incentive income	31,111	29,355	60,466	72,338	—	72,338
Other revenues	277	7	284	197	6	203
Total Economic Income Revenues	$194,656	$34,431	$229,087	$208,021	$2,691	$210,712

Economic Income revenues for the quarter-to-date period increased by $18.4 million, primarily due to the following:

•
A $30.2 million increase in management fees, primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. Our average management rate fee rate was 1.46% for the third quarter of 2014, lower than the 1.50% for the third quarter of 2013. This decline was due primarily to an increase in the assets under management in our dedicated credit platforms and CLOs, which earn lower management fee rates than our traditional hedge fund products, consistent with market convention for these products.

•
An $11.9 million offsetting decrease in incentive income, primarily due to the following: (i) a $24.4 million decrease related to fund investor redemptions; (ii) a 21.9 million decrease in incentive income from longer-term multi-strategy assets; (iii) an offsetting $29.4 million increase in incentive income crystallized in Other Operations related to the wind-down of our first domestic real estate fund; and (iv) an offsetting $5.4 million increase in incentive income crystallized on certain longer-term credit assets.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$472,240	$10,311	$482,551	$391,199	$8,225	$399,424
Incentive income	104,498	29,355	133,853	196,517	—	196,517
Other revenues	910	21	931	1,373	13	1,386
Total Economic Income Revenues	$577,648	$39,687	$617,335	$589,089	$8,238	$597,327

Economic Income revenues for the year-to-date period increased by $20.0 million, primarily due to the following:

•
An $83.1 million increase in management fees, primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. Our average management fee rate was 1.47% for the first nine months of 2014, lower than the 1.53% for the first nine months of 2013. This decline was due primarily to an increase in the assets under management in our dedicated credit platforms and CLOs, which earn lower management fee rates than our traditional hedge fund products, consistent with market convention for these products.

•
A $62.7 million offsetting decrease in incentive income, primarily due to the following: (i) $69.6 million of incentive income crystallized in 2013 that was not repeated in 2014. This incentive related to the restructuring of terms and expansion of a relationship with an existing investor in certain of our credit assets; (ii) a $35.6 million decrease related to fund investor redemptions; (iii) a $47.5 million decrease related to longer-term multi-strategy assets; (iv) an offsetting $31.1 million increase in the tax distributions taken to cover tax liabilities on incentive income that has been accrued by certain funds we manage, but that will not be realized until the end of the relevant performance measurement period; (v) an offsetting $29.4 million increase in incentive income crystallized in Other Operations related to the wind-down of our first domestic real estate fund; and (vi) an offsetting $26.0 million increase in incentive income crystallized on certain longer-term credit assets. The remaining variance was primarily attributable to incentive income related to assets subject to one-year measurement periods.

Economic Income Expenses (Non-GAAP)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$32,620	$9,734	$42,354	$26,420	$1,105	$27,525
Non-compensation expenses	29,824	1,322	31,146	28,485	586	29,071
Total Economic Income Expenses	$62,444	$11,056	$73,500	$54,905	$1,691	$56,596

Economic Income expenses for the quarter-to-date period increased by $16.9 million, primarily due to the following:

•
A $14.8 million increase in compensation and benefits expenses driven by an $11.7 million increase in bonus expense primarily due to incentive income profit sharing related to the recognition of incentive from our first domestic real estate fund as discussed above. The remaining $3.1 million increase in compensation and benefits was driven by salaries and benefits due in part to an increase in our worldwide headcount as discussed above in “—Results of Operations.” The ratio of salaries and benefits to management fees was 15% in the third quarter of 2014, compared to 17% in the third quarter of 2013.

•
A $2.1 million increase in non-compensation expenses, primarily due to higher insurance costs. The ratio of non-compensation expense to management fees was 19% in the third quarter of 2014, compared to 21% in the third quarter of 2013.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$89,455	$11,876	$101,331	$73,066	$3,251	$76,317
Non-compensation expenses	89,449	1,652	91,101	92,529	1,397	93,926
Total Economic Income Expenses	$178,904	$13,528	$192,432	$165,595	$4,648	$170,243

Economic Income expenses for the year-to-date period increased by $22.2 million, primarily due to the following:

•
A $25.0 million increase in compensation and benefit expenses driven by a $14.3 million increase in bonus expense primarily due to incentive income profit sharing related to the recognition of incentive from our first domestic real estate fund as discussed above. The remaining $10.8 million increase in compensation and benefits was driven by salaries and benefits due in part to an increase in our worldwide headcount as discussed above in “—Results of Operations.” The ratio of salaries and benefits to management fees was 16% for the first nine months of 2014, compared to 17% for the first nine months of 2013.

•
A $2.8 million offsetting decrease in non-compensation expenses, primarily due to lower professional services fees, partially offset by higher insurance costs. The ratio of non-compensation expense to management fees was 19% in the first nine months of 2014, compared to 24% in the first nine months of 2013.

Other Economic Income Items (Non-GAAP)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains on joint ventures	$—	$—	$—	$420	$—	$420
Net income (loss) allocated to noncontrolling interests	$(5)	$—	$(5)	$1	$314	$315

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains on joint ventures	$4,874	$—	$4,874	$960	$—	$960
Net income (loss) allocated to noncontrolling interests	$(6)	$—	$(6)	$(7)	$1,103	$1,096

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

Economic Income (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$132,217	$153,535	$403,624	$424,461
Other Operations	23,375	686	26,159	2,487
Total Company	$155,592	$154,221	$429,783	$426,948

Economic Income for the quarter-to-date period increased $1.4 million and by $2.8 million for the year-to-date period. The increases for both periods were driven primarily by an increase in management fees, partially offset by a decrease in incentive income and an increase in compensation and benefits expenses.

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

Debt Obligations

Delayed Draw Term Loan

As of September 30, 2014, we had $381.3 million of indebtedness outstanding under the Delayed Draw Term Loan. Borrowings under the Delayed Draw Term Loan are payable in quarterly installments equal to 0.25% of the amount outstanding on the last day of each quarter, and the balance will be payable upon maturity on November 23, 2016. Any amounts borrowed under the facility and subsequently repaid may not be re-borrowed. Amounts borrowed bear interest at a rate of LIBOR plus 1.50%, or a base rate plus 0.50%, and are secured by a first priority lien on substantially all assets of the Och-Ziff Operating Group.

The Delayed Draw Term Loan includes two financial maintenance covenants. The first prohibits total assets under management as of the last day of any fiscal quarter to be less than $17.5 billion for two successive quarters, and the second prohibits the “economic income leverage ratio” (as defined in the Delayed Draw Term Loan) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Delayed Draw Term Loan allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility. As of September 30, 2014, we were in compliance with these covenants.

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

The Delayed Draw Term Loan permits the Och-Ziff Operating Group to incur up to $150 million of unsecured indebtedness and additional unsecured indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio of 4.0 to 1.0 and no default or event of default has occurred and is continuing. As of September 30, 2014, the Och-Ziff Operating Group had not incurred any unsecured indebtedness. We will not be permitted to make distributions from the Och-Ziff Operating Group if we are in default under the Delayed Draw Term Loan.

The Delayed Draw Term Loan also limits the amount of distributions the Och-Ziff Operating Group can pay in a 12-month period to its “free cash flow.” Free cash flow for any period includes the combined net income or loss of the Och-Ziff Operating Group, excluding certain subsidiaries, subject to certain additions and deductions for taxes, interest, depreciation, amortization and other non-cash charges for such period, less total interest paid, expenses in connection with the purchase of property and equipment, distributions to equity holders to pay taxes, plus (or minus) realized gains (or losses) on investments and dividends and interest from investments. As of September 30, 2014, distributions from the Och-Ziff Operating Group were in compliance with the free cash flow covenant.

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

Aircraft Loan

On February 14, 2014, we entered into the Aircraft Loan for up to $59.0 million to finance the purchase of a new corporate aircraft expected to be delivered in the first quarter of 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors and OZ Advisors II. As of September 30, 2014, $48.7 million was outstanding under the Aircraft Loan.

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

As of September 30, 2014, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $763.1 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

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

Dividends and Distributions

The following table presents the cash dividends declared on our Class A Shares in 2014 and the related cash distributions to our executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter):

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors and the Ziffs (dollars in thousands)
November 21, 2014	November 14, 2014	$0.20	$83,427
August 22, 2014	August 15, 2014	$0.17	$67,383
May 19, 2014	May 12, 2014	$0.23	$92,942
February 25, 2014	February 18, 2014	$1.12	$420,724

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

Cash Flows Analysis

Operating Activities. Net cash from operating activities was $815.8 million and $872.8 million for the nine months ended September 30, 2014 and 2013, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.

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

Investing Activities. Net cash from investing activities was $(62.5) million and $(18.1) million for the nine months ended September 30, 2014 and 2013, respectively. Investing cash flows in the first nine months of 2014 primarily related to deposit payments of $48.7 million on our new corporate aircraft. These payments were financed by borrowings under the Aircraft Loan.  Investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.

Financing Activities. Net cash from financing activities was $(576.0) million and $(733.9) million for the nine months ended September 30, 2014 and 2013, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations. Contributions from noncontrolling interests, substantially all of which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) on the Och-Ziff Operating Group A Units, are also included in net cash from financing activities.

We paid dividends to our Class A Shareholders of $258.7 million and $174.0 million and paid distributions to our executive managing directors and the Ziffs on the Och-Ziff Operating Group A Units of $557.5 million and $445.4 million for the nine months ended September 30, 2014 and 2013, respectively. Additionally, during the first nine months of 2014, we borrowed $48.7 million under the Aircraft Loan to fund deposit payments related to our new corporate aircraft.

The decrease in net cash used in financing activities was primarily due to higher cash inflows from investors in the consolidated funds and the borrowings under the Aircraft Loan, partially offset by higher distributions on the Och-Ziff Operating Group A Units and dividends to Class A Shareholders. These higher distributions and dividends were driven by the higher incentive income in 2013 compared to 2012, partially offset by higher discretionary cash bonuses related to 2013 compared to 2012, as discussed above in “—Operating Activities.”

Contractual Obligations

In the nine months ended September 30, 2014, we closed additional CLOs resulting in an increase in the notes payable of consolidated CLOs. The table below presents the contractual cash obligations related to these consolidated CLOs as of September 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Remainder of 2014	2015 - 2016	2017 - 2018	2019 - Thereafter	Total
	(dollars in thousands)
Notes payable of consolidated CLOs(1)	$—	$—	$—	$4,893,550	$4,893,550
Estimated interest on notes payable of consolidated CLOs(2)	26,175	206,992	206,992	678,177	1,118,336
Total Contractual Obligations of Consolidated CLOs	$26,175	$206,992	$206,992	$5,571,727	$6,011,886
____________________________________

(1)	Represents the obligations of our consolidated CLOs, which have no recourse to the Och-Ziff Operating Group.

(2)
Represents the expected future interest payments on the notes payable of our consolidated CLOs, assuming no prepayments will be made and that debt will be outstanding until its final stated maturity date. For notes with variable interest rates, the amounts presented are based on the LIBOR rate in effect as of September 30, 2014.

Additionally, during the first quarter of 2014, we entered into the Aircraft Loan. See “Liquidity and Capital Resources—Debt Obligations—Aircraft Loan” for additional information regarding this contractual obligation. There have been no other significant changes to the contractual obligations reported in our Annual Report.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

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

As of September 30, 2014, the absolute values of our funds’ invested assets and liabilities (excluding the notes payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 55% within Level I; approximately 21% within Level II; and approximately 24% within Level III. As of December 31, 2013, the absolute values of our funds’ invested assets and liabilities (excluding the notes payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 57% within Level I; approximately 15% within Level II; and approximately 28% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

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

As of September 30, 2014, the only assets and liabilities carried at fair value in our consolidated balance sheet were the investment holdings of the consolidated Och-Ziff funds and the related debt obligations of our consolidated CLOs. The majority of these assets and liabilities of the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).

The following table presents our net economic exposure to loss related to these Level III investments (assets and liabilities excluding notes payable of consolidated CLOs):

September 30, 2014
(dollars in thousands)
Level III investments (net) of consolidated Och-Ziff funds	$4,194,992
Less: Level III investments (net) for which we do not bear direct economic exposure to loss	(4,191,461)
Net Economic Exposure to Loss Related to Level III Investments (net)	$3,531

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

Och-Ziff Corp generated taxable income of $144.2 million for the first nine months of 2014 before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.1 billion over the remaining 9-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported annual net losses on a GAAP basis through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these prior periods. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.

To generate $2.1 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $46.2 billion as of October 1, 2014, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.

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

As of September 30, 2014, we had $71.4 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $100.4 million of net operating losses available to offset future taxable income for state income tax purposes and $79.5 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of September 30, 2014, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $12.7 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends

None of the changes to GAAP that went into effect during the first nine months of 2014 is expected to have an impact on our future trends.

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

In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 amends ASC 810—Consolidation to address the measurement difference that may occur between the fair value, as determined under GAAP, of the financial assets and financial liabilities of a consolidated collateralized financing entity, such as a CLO. The new guidance provides a measurement alternative which allows entities to measure both the financial assets and financial liabilities of the consolidated collateralized financing entity using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The requirements of ASU 2014-13 are effective for us beginning in the first quarter of 2016, with early adoption permitted in the first quarter of 2015. We are currently evaluating the impact, if any, that this update will have our future trends.

None of the other changes to GAAP that have been issued but that have not yet been adopted is expected to have an impact on our future trends.

Economic Income Reconciliations

Economic Income

The following tables present the reconciliations of Economic Income to our GAAP net income allocated to Class A Shareholders for the periods presented in this MD&A:

	Three Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$18,781	$4,421	$23,202
Net income allocated to the Och-Ziff Operating Group A Units	57,946	—	57,946
Equity-based compensation	27,987	741	28,728
Income taxes	36,111	(1)	36,110
Adjustment for incentive income allocations from consolidated funds subject to clawback	(2,175)	23,910	21,735
Allocations to Och-Ziff Operating Group D Units	4,944	—	4,944
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	3,909	(5,820)	(1,911)
Reorganization expenses	4,023	—	4,023
Changes in tax receivable agreement liability	(20,653)	—	(20,653)
Depreciation and amortization	1,420	187	1,607
Other adjustments	(76)	(63)	(139)
Economic Income—Non-GAAP	$132,217	$23,375	$155,592

	Three Months Ended September 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$27,045	$1,807	$28,852
Net income allocated to the Och-Ziff Operating Group A Units	71,600	—	71,600
Equity-based compensation	36,389	—	36,389
Income taxes	11,996	—	11,996
Adjustment for incentive income allocations from consolidated funds subject to clawback	(2,501)	(1,580)	(4,081)
Allocations to Och-Ziff Operating Group D Units	—	—	—
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	4,324	—	4,324
Reorganization expenses	4,022	—	4,022
Changes in tax receivable agreement liability	(1,064)	—	(1,064)
Depreciation and amortization	1,833	189	2,022
Other adjustments	(109)	270	161
Economic Income—Non-GAAP	$153,535	$686	$154,221

	Nine Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$56,218	$1,552	$57,770
Net income allocated to the Och-Ziff Operating Group A Units	180,508	—	180,508
Equity-based compensation	83,539	1,058	84,597
Income taxes	90,919	110	91,029
Adjustment for incentive income allocations from consolidated funds subject to clawback	(20,394)	24,006	3,612
Allocations to Och-Ziff Operating Group D Units	14,418	—	14,418
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	7,202	(884)	6,318
Reorganization expenses	12,065	—	12,065
Changes in tax receivable agreement liability	(24,472)	—	(24,472)
Depreciation and amortization	4,680	558	5,238
Other adjustments	(1,059)	(241)	(1,300)
Economic Income—Non-GAAP	$403,624	$26,159	$429,783

	Nine Months Ended September 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$49,355	$13,350	$62,705
Net income allocated to the Och-Ziff Operating Group A Units	207,172	—	207,172
Equity-based compensation	99,426	—	99,426
Income taxes	50,394	—	50,394
Adjustment for incentive income allocations from consolidated funds subject to clawback	(11,619)	(14,180)	(25,799)
Allocations to Och-Ziff Operating Group D Units	5,590	—	5,590
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	7,603	—	7,603
Reorganization expenses	12,064	—	12,064
Changes in tax receivable agreement liability	(1,047)	—	(1,047)
Depreciation and amortization	5,784	560	6,344
Other adjustments	(261)	2,757	2,496
Economic Income—Non-GAAP	$424,461	$2,487	$426,948

Economic Income Revenues

The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$166,837	$5,069	$171,906	$137,981	$2,685	$140,666
Adjustment to management fees(1)	(3,569)	—	(3,569)	(2,495)	—	(2,495)
Management Fees—Economic Income Basis—Non-GAAP	163,268	5,069	168,337	135,486	2,685	138,171

Incentive income—GAAP	28,011	—	28,011	72,338	—	72,338
Adjustment to incentive income(2)	3,100	29,355	32,455	—	—	—
Incentive Income—Economic Income Basis—Non-GAAP	31,111	29,355	60,466	72,338	—	72,338
Other revenues	277	7	284	197	6	203
Total Revenues—Economic Income Basis—Non-GAAP	$194,656	$34,431	$229,087	$208,021	$2,691	$210,712

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Management fees—GAAP	$484,396	$10,311	$494,707	$398,604	$8,225	$406,829
Adjustment to management fees(1)	(12,156)	—	(12,156)	(7,405)	—	(7,405)
Management Fees—Economic Income Basis—Non-GAAP	472,240	10,311	482,551	391,199	8,225	399,424

Incentive income—GAAP	91,022	—	91,022	195,403	—	195,403
Adjustment to incentive income(2)	13,476	29,355	42,831	1,114	—	1,114
Incentive Income—Economic Income Basis—Non-GAAP	104,498	29,355	133,853	196,517	—	196,517
Other revenues	910	21	931	1,373	13	1,386
Total Revenues—Economic Income Basis—Non-GAAP	$577,648	$39,687	$617,335	$589,089	$8,238	$597,327
____________________________________

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

Economic Income Expenses

The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$69,461	$4,654	$74,115	$67,133	$1,105	$68,238
Adjustment to compensation and benefits(1)	(36,841)	5,080	(31,761)	(40,713)	—	(40,713)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$32,620	$9,734	$42,354	$26,420	$1,105	$27,525

Interest expense and general, administrative and other expenses—GAAP	$23,337	$1,511	$24,848	$37,447	$776	$38,223
Adjustment to interest expense and general, administrative and other expenses(2)	6,487	(189)	6,298	(8,962)	(190)	(9,152)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$29,824	$1,322	$31,146	$28,485	$586	$29,071

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Compensation and benefits—GAAP	$194,614	$12,050	$206,664	$185,685	$3,251	$188,936
Adjustment to compensation and benefits(1)	(105,159)	(174)	(105,333)	(112,619)	—	(112,619)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$89,455	$11,876	$101,331	$73,066	$3,251	$76,317

Interest expense and general, administrative and other expenses—GAAP	$105,138	$2,212	$107,350	$119,326	$1,957	$121,283
Adjustment to interest expense and general, administrative and other expenses(2)	(15,689)	(560)	(16,249)	(26,797)	(560)	(27,357)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$89,449	$1,652	$91,101	$92,529	$1,397	$93,926
____________________________________

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

Other Economic Income Items

The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$76	$—	$76	$531	$—	$531
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(76)	—	(76)	(111)	—	(111)
Net Gains on Joint Ventures—GAAP	$—	$—	$—	$420	$—	$420

Net income allocated to noncontrolling interests—GAAP	$44,385	$38,850	$83,235	$100,481	$37,162	$137,643
Adjustment to net income allocated to noncontrolling interests(2)	(44,390)	(38,850)	(83,240)	(100,480)	(36,848)	(137,328)
Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(5)	$—	$(5)	$1	$314	$315

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013 (Restated)
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$5,949	$—	$5,949	$1,253	$—	$1,253
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(1,075)	—	(1,075)	(293)	—	(293)
Net Gains on Joint Ventures—GAAP	$4,874	$—	$4,874	$960	$—	$960

Net income allocated to noncontrolling interests—GAAP	$235,917	$107,979	$343,896	$310,010	$161,146	$471,156
Adjustment to net income allocated to noncontrolling interests(2)	(235,923)	(107,979)	(343,902)	(310,017)	(160,043)	(470,060)
Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(6)	$—	$(6)	$(7)	$1,103	$1,096
____________________________________

(1)	Adjustment to exclude net gains on investments in Och-Ziff funds, as management does not consider these gains to be reflective of our operating performance.

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

Market Risk

The amount of our assets under management is primarily based on the net asset value of each of our hedge funds and committed or invested capital for our real estate and certain other funds. A 10% change in the fair value of the net assets held by our funds as of September 30, 2014 and December 31, 2013, would have resulted in a change of approximately $3.9 billion and $3.6 billion, respectively, in our assets under management.

A 10% change in the fair value of the net assets held by our funds as of October 1, 2014 (the date management fees are calculated for the fourth quarter of 2014) would impact management fees charged on that day by approximately $14.3 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2014, would have impacted management fees charged on that day by approximately $14.0 million.

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

Exchange Rate Risk

Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of September 30, 2014 and December 31, 2013, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income allocated to Class A Shareholders or Economic Income.

Interest Rate Risk

Our Delayed Draw Term Loan and Aircraft Loan bear interest at rates indexed to LIBOR. We estimate that as of September 30, 2014 and December 31, 2013, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net income allocated to Class A Shareholders or Economic Income.

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of September 30, 2014 and December 31, 2013, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 4, 2014

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director