Form 10-K
period 2014-12-31
Och-Ziff Capital Management Group LLC
filed 2015-02-24
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $2.3 billion. As of February 18, 2015, there were 176,115,892 Class A Shares and 301,883,153 Class B Shares outstanding.
Documents Incorporated by Reference
Portions of the definitive proxy statement for the 2015 annual meeting of Och-Ziff Capital Management Group LLC’s shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holding LLC

2011 Offering	Our public offering of 33.3 million Class A Shares in November 2011

active executive managing directors	Executive managing directors who remain active in our business

Class A Shares	Our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the NYSE

Class B Shares
Class B Shares of Och-Ziff Capital Management Group LLC, which are not publicly traded, are currently held solely by our executive managing directors and have no economic rights but entitle the holders thereof to one vote per share together with the holders of our Class A Shares

CLOs	Collateralized loan obligations

Exchange Act	Securities Exchange Act of 1934, as amended

executive managing directors
The current limited partners of the Och-Ziff Operating Group entities other than our intermediate holding companies, including our founder, Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company

GAAP	U.S. generally accepted accounting principles

intermediate holding companies	Refers collectively to Och-Ziff Corp and Och-Ziff Holding, both of which are wholly owned subsidiaries of Och-Ziff Capital Management Group LLC

Institutional Credit Strategies
Our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs and other customized solutions

IPO	Our initial public offering of 36.0 million Class A Shares that occurred in November 2007

NYSE	New York Stock Exchange

Och-Ziff, the Company, the firm, we, us, our	Refers, unless the context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Och-Ziff Operating Group

Och-Ziff Corp	Och-Ziff Holding Corporation, a Delaware corporation

Och-Ziff funds, funds
The multi-strategy, opportunistic credit, real estate and equity funds, Institutional Credit Strategies products and other alternative investment vehicles for which we provide asset management services

Och-Ziff Holding	Och-Ziff Holding LLC, a Delaware limited liability company

Och-Ziff Operating Group	Refers collectively to OZ Management, OZ Advisors I and OZ Advisors II, and their consolidated subsidiaries

OZ Advisors I	OZ Advisors LP, a Delaware limited partnership

OZ Advisors II	OZ Advisors II LP, a Delaware limited partnership

OZ Management	OZ Management LP, a Delaware limited partnership

Registrant	Och-Ziff Capital Management Group LLC, a Delaware limited liability company

Reorganization	The reorganization of our business that took place prior to the 2007 Offerings

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Special Investments	Investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance

Ziffs	Refers collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons

Available Information
Och-Ziff Capital Management Group LLC files annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. We make available free of charge on our website (www.ozcap.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website in the “Public Investors – Corporate Governance” section are charters for our Audit Committee; Compensation Committee; and Nominating, Corporate Governance and Conflicts Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary.
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
Forward-Looking Statements
Some of the statements under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which we refer to as “MD&A,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this annual report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that reflect our current views with respect to, among other things, future events and financial performance. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” “opportunity,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve,” “see,” “think,” “position” or the negative version of those words or other comparable words.
Any forward-looking statements contained herein are based upon historical information and on our current plans, estimates and expectations. The inclusion of this or other forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; conditions impacting the alternative asset management industry; our ability to retain existing investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our active executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.
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

PART I
Item 1. Business
Business Description
Och-Ziff is a leading global institutional alternative asset manager, with approximately $46.7 billion in assets under management as of February 1, 2015. We provide asset management services through our funds, which pursue a broad range of global investment opportunities, and by developing new, carefully considered investment products. We also offer customized solutions within and across our product platforms to help our fund investors meet their investment objectives. Our funds invest across numerous asset classes and geographies, with a breadth we believe is offered by few alternative asset management firms.
Our approach to asset management is based on the same fundamental elements that we have employed since Och-Ziff was founded in 1994. Our objectives are to create long-term value for our fund investors through a disciplined investment philosophy that focuses on delivering consistent, positive, risk-adjusted returns across market cycles. Our extensive experience, combined with the consistency of our approach to investing and managing risk, have been integral to the growth of our assets under management. We currently manage multi-strategy, dedicated credit and real estate funds and other alternative investment vehicles.
Multi-Strategy - Our multi-strategy funds combine global investment strategies, including long/short equity special situations, structured credit, corporate credit, convertible and derivative arbitrage, merger arbitrage and private investments. Our focus is on investing in value opportunities based on detailed, research-based analysis and thorough due diligence. Our multi-strategy funds allocate capital across strategies and geographies opportunistically based on market conditions and opportunities, with no predetermined capital allocations by strategy or asset class.
Credit - Our dedicated credit funds are comprised of opportunistic credit funds and our Institutional Credit Strategies products. Our opportunistic credit funds seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally. Institutional Credit Strategies is our asset management platform that invests in performing credits via CLOs and other customized solutions for clients.
Real Estate - Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets. These funds typically seek to preserve capital and mitigate risk by limiting competitive bidding. The real estate funds focus on proprietary sourcing, discretion in deal selection, thorough due diligence, intensive asset management, multiple defined exit strategies and structured downside protection to seek and manage investments.
We have built an experienced investment management team with a well-established presence in the United States, Europe and Asia. As of December 31, 2014, we had 595 employees worldwide, including 164 investment professionals, 24 active executive managing directors and 73 managing directors working from our offices in New York, London, Hong Kong, Mumbai, Beijing, Shanghai and Dubai. Our New York office was established in 1994 and has been operational for over 20 years. Our London office, established in 1998, houses our European investment team. Our Hong Kong office, established in 2001, houses the majority of our Asian investment team. See “—Employees” for additional information on our global headcount.
We currently have two operating segments: the Och-Ziff Funds segment and our real estate business. The Och-Ziff Funds segment is currently our only reportable segment under GAAP and provides asset management services to our multi-strategy funds, dedicated credit funds and other alternative investment vehicles. Our real estate business, which provides asset management services to our real estate funds, is included within Other Operations as it does not meet the threshold of a reportable business segment under GAAP. See Note 16 to our consolidated financial statements included in this annual report for additional information regarding the Och-Ziff Funds segment.
Our primary sources of revenues are management fees, which are based on the amount of our assets under management, and incentive income, which is based on the investment performance of our funds. Accordingly, for any given period, our revenues will be driven by the combination of assets under management and the investment performance of our funds.

Our Assets Under Management
Our assets under management are a function of the capital that is allocated to us by the investors in our funds and the investment performance of our funds. Over the last ten years, we have increased our total assets under management at a compound annual growth rate (“CAGR”) of 15% to $47.5 billion as of December 31, 2014.

OCH-ZIFF'S HISTORICAL ASSETS UNDER MANAGEMENT
(DOLLARS IN BILLIONS AS OF DECEMBER 31)
CAGR
3 Year: 18%
5 Year: 16%
10 Year: 15%
CAGR: 15%
$50.0
$40.0
$30.0
$20.0
$10.0
$ 0.0
$11.3
$15.6
$22.6
$33.4
$27.0
$23.1
$27.9
$28.8
$32.6
$40.2
$47.5
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

For additional information regarding assets under management, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Assets Under Management and Fund Performance Information.”
Overview of Our Funds
Multi-Strategy
As of December 31, 2014, we managed approximately $34.1 billion of assets under management in our multi-strategy funds, or 72% of our total assets under management. The portfolio composition of our multi-strategy funds is determined by evaluating what we believe are the best market opportunities for each fund, consistent with each fund’s goal of generating consistent, positive, risk-adjusted returns while protecting fund investor capital. The primary investment strategies we employ in our multi-strategy funds include the following:

•
Long/short equity special situations, which consists of fundamental long/short and event-driven investing. Fundamental long/short investing involves analyzing companies and assets to profit where we believe mispricing or undervaluation exists. Event-driven investing attempts to realize gain from corporate events such as spin-offs, recapitalizations and other corporate restructurings, whether company specific or due to industry or economic conditions.

•
Structured credit, which involves investments in residential and commercial mortgage-backed securities and other asset-backed securities. This strategy also includes investments in collateralized loan obligations and collateralized debt obligations.

•
Corporate credit, which includes a variety of credit-based strategies, such as high-yield debt investments in distressed businesses and investments in bank loans and senior secured debt. Corporate credit also includes providing mezzanine financing and structuring creative capital solutions.

•
Convertible and derivative arbitrage, which takes advantage of price discrepancies between convertible and derivative securities and the underlying equity or other security. These investments may be made at multiple levels of an entity’s capital structure to profit from valuation or other pricing discrepancies. This strategy also includes volatility trades in equities, interest rates, currencies and commodities.

•
Merger arbitrage, which is an event-driven strategy involving multiple investments in entities contemplating a merger or similar business combination. This strategy seeks to realize a profit from pricing discrepancies among the securities of the entities involved in the event.

•	Private investments, which encompasses investments in a variety of special situations that seek to realize value through strategic sales or initial public offerings.
The OZ Master Fund, our global multi-strategy fund, opportunistically allocates capital between our investment strategies in North America, Europe and Asia based on market conditions and attractive investment opportunities. The OZ Master Fund generally employs every strategy and geography in which our funds invest and constituted approximately 59% of our assets under management as of December 31, 2014. Our other funds implement geographical- or strategy-focused investment programs. The investment performance for our other funds may vary from those of the OZ Master Fund, and that variance may be material.
The chart below presents the composition, by strategy (excluding residual assets attributable to redeeming investors), of the OZ Master Fund as of January 1, 2015.
The table below sets forth, as of December 31, 2014, the net annualized return, volatility and Sharpe Ratio of the OZ Master Fund, the Och-Ziff Multi-Strategy Composite (as defined below), the S&P 500 Index and the MSCI World Index. This table is provided for illustrative purposes only. The performance reflected in the table below is not necessarily indicative of the future results of the OZ Master Fund. There can be no assurance that any Och-Ziff fund will achieve comparable results. An investment in our Class A Shares is not an investment in any of our funds. See “Item 1A. Risk Factors—Risks Related to Our Business—An investment in our Class A Shares is not an alternative to an investment in any of our funds, and the returns of our funds should not be considered as indicative of any returns expected on our Class A Shares, although poor investment performance of, or lack of capital flows into, the funds we manage could have a materially adverse impact on our revenues and, therefore, the returns on our Class A Shares.”

Past performance is no indication or guarantee of future results.

Net Annualized Return through December 31, 2014	1 Year	3 Years	5 Years	Since OZ Master Fund Inception (January 1, 1998)	Since Och-Ziff Multi-Strategy Composite Inception (April 1, 1994)
OZ Master Fund Composite(1)	5.5%	10.3%	7.7%	9.6%	n/a
Och-Ziff Multi-Strategy Composite(2)	5.5%	10.3%	7.7%	9.6%	12.8%
S&P 500 Index(3)	13.7%	20.4%	15.5%	6.5%	9.8%
MSCI World Index(3)	10.4%	18.5%	11.8%	5.6%	7.4%

Volatility - Standard Deviation (Annualized)(4)
OZ Master Fund Composite(1)	5.0%	3.6%	3.8%	4.9%	n/a
Och-Ziff Multi-Strategy Composite(2)	5.0%	3.6%	3.8%	4.9%	5.4%
S&P 500 Index(3)	8.3%	9.1%	13.0%	15.6%	15.0%
MSCI World Index(3)	7.2%	8.9%	11.9%	14.7%	14.1%

Sharpe Ratio(5)
OZ Master Fund Composite(1)	1.08	2.82	1.99	1.42	n/a
Och-Ziff Multi-Strategy Composite(2)	1.08	2.82	1.99	1.42	1.80
S&P 500 Index(3)	1.64	2.22	1.17	0.25	0.44
MSCI World Index(3)	1.43	2.07	0.97	0.20	0.30
_______________

(1)
The returns shown represent the composite performance of all feeder funds that comprise the OZ Master Fund since the inception of the OZ Master Fund on January 1, 1998 (collectively, the “OZ Master Fund Composite”). The OZ Master Fund Composite is calculated using the total return of all feeder funds net of all fees and expenses, except incentive income on Special Investments that could reduce returns on these investments at the time of realization, and includes the reinvestment of all dividends and other income. Performance includes realized and unrealized gains and losses attributable to Special Investments and initial public offering investments that are not allocated to all investors in the feeder funds. Investors that were not allocated Special Investments and/or initial public offering investments may experience materially different returns. The OZ Master Fund Composite is not available for direct investment.

(2)
The Och-Ziff Multi-Strategy Composite is provided as supplemental information to the OZ Master Fund Composite. The Och-Ziff Multi-Strategy Composite represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since our inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies we followed. Furthermore, the composition of the investment strategies we follow are subject to our discretion and have varied materially since inception and are expected to vary materially in the future.

(3)
These comparisons show the returns of the S&P 500 Index (SPTR) and the MSCI World Index (GDDLWI) (collectively, the “Broader Market Indices”) against the OZ Master Fund Composite and the Och-Ziff Multi-Strategy Composite. These comparisons are intended solely for illustrative purposes to show a historical comparison of the OZ Master Fund Composite and the Och-Ziff Multi-Strategy Composite to the broader equity markets, as represented by the Broader Market Indices, and should not be considered as an indication of how the OZ Master Fund or the feeder funds will perform relative to the Broader Market Indices in the future. The Broader Market Indices are not performance benchmarks of the OZ Master Fund or the feeder funds. Neither the OZ Master Fund nor the feeder funds are managed to correlate in any way with the returns or composition of the Broader Market Indices, which are unmanaged. It is not possible to invest in an unmanaged index. You should not assume that there is any material overlap between the securities underlying the OZ Master Fund Composite or the Och-Ziff Multi-Strategy Composite and those that comprise the Broader Market Indices. The S&P 500 Index is an equity index owned and maintained by Standard & Poor’s, a division of McGraw-Hill, whose value is calculated as the free float-weighted average of the share prices of 500 large-capitalization corporations listed on the NYSE and NASDAQ. The MSCI World Index is a free float-adjusted market capitalization weighted index owned and maintained by MSCI Inc. that is designed to measure the equity market performance of developed markets. Returns of the Broader Market Indices have not been reduced by fees and expenses associated with investing in securities and include the reinvestment of dividends.

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

Credit
As of December 31, 2014, we managed approximately $10.3 billion of assets under management in our dedicated credit funds, or 22% of our total assets under management. Our dedicated credit funds are comprised of our opportunistic credit funds and our Institutional Credit Strategies products.
Opportunistic Credit Funds
As of December 31, 2014, we managed approximately $5.1 billion of assets under management in our opportunistic credit funds. Our opportunistic credit funds seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally. As of December 31, 2014, assets under management in the OZ Credit Opportunities Master Fund, our global opportunistic credit fund, totaled $1.2 billion. The remainder of the assets under management in our opportunistic credit funds were comprised of various open-end and closed-end funds, as well as customized solutions structured to meet our fund investors’ needs.
Institutional Credit Strategies
As of December 31, 2014, we managed approximately $5.2 billion of assets under management in our Institutional Credit Strategies products. Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs and other customized solutions for clients.
Real Estate
As of December 31, 2014, we managed approximately $2.0 billion of assets under management in our real estate funds, or 4% of our total assets under management. Our real estate funds employ a situation-specific, opportunistic investment strategy, combined with a disciplined risk assessment process. These funds seek to diversify investments across geography, asset types and transaction structures to actively balance the portfolios within each of the funds.
Other
Our other assets under management are comprised of funds that are generally strategy-specific, including our equity funds and other dedicated strategy funds. Our equity funds’ investment objective is to achieve consistent, absolute returns with low volatility primarily by seeking to exploit pricing inefficiencies in equity securities. Investment strategies include, but may not be limited to, merger arbitrage and long/short equity special situations.
Diversification of Assets Under Management
Over the past five years, we have pursued a strategy of diversifying our assets under management primarily by expanding our fund offerings in dedicated credit, real estate and other strategy-specific funds (collectively, “Dedicated Strategy Funds”). As of December 31, 2014, these assets under management totaled $13.4 billion, or 28% of our total assets under management, compared with $676.2 million, or 3%, five years ago. We believe that we are well positioned to continue to increase the diversification of our asset base through the growth of these products. Diversifying the mix of our assets under management should also enable us, over time, to recognize a greater proportion of our incentive income throughout the year rather than earning substantially all of it in the fourth quarter.

ASSETS UNDER MANAGEMENT IN DEDICATED STRATEGY FUNDS AND AS A PERCENTAGE OF TOTAL ASSETS UNDER MANAGEMENT

(DOLLARS IN BILLIONS AS OF DECEMBER 31)

3%
5%
8%
15%
21%
28%
$0.7
$1.4
$2.4
$4.8
$8.5
$13.4
2009
2010
2011
2012
2013
2014

As we have continued to diversify the type of funds we offer, we have also increased the amount of our longer-term assets under management. Over the last five years, our longer-term assets under management, which are those subject to initial commitment periods of three years or longer, have increased from approximately 3% to 32% of our total assets under management as of December 31, 2014. Our longer-term assets under management are comprised of a portion of the capital invested in the OZ Master Fund and certain other multi-strategy funds, as well as the majority of the capital in our Dedicated Strategy Funds. For additional information regarding longer-term assets under management, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Longer-Term Assets Under Management.”

LONGER-TERM ASSETS UNDER MANAGEMENT
AND AS A PERCENTAGE OF TOTAL ASSETS UNDER MANAGEMENT

(DOLLARS IN BILLIONS AS OF DECEMBER 31)

32%
$15.2
26%
$10.6
21%
18%
$6.9
13%
$5.2
$3.7
3%
$0.7
2009
2010
2011
2012
2013
2014

Investment and Risk Management Process
Our extensive investment experience, combined with the consistency of our approach to investing and risk management, has been integral to extending our performance history. Risk management is central to the investment process in all of our funds and the operations of our business. Our investment and risk management processes benefit from our dedicated and experienced investment teams operating out of our offices worldwide.
Our approach to investing and managing risk is defined by certain common elements:

•
Proactive risk management with a focus on risk-adjusted returns. Our risk management practices are at the core of our investment philosophy, playing a crucial role in the asset allocation within our funds and in the operation of our business. Quantitative and qualitative analyses are utilized at both the individual position and total portfolio levels, and they have been integrated into our daily investment process. Our portfolio managers adhere to a research-driven, bottom-up approach to identifying and managing investments, using strong in-house investment and risk control teams. We employ a disciplined process to evaluate the risk-adjusted return on capital from existing and new investments.

•
Preservation of capital. Preservation of capital is our top priority and critical to delivering attractive returns to fund investors. Our goal is to preserve capital during periods of market decline and generate competitive investment performance in rising markets. We use sophisticated risk analysis and active portfolio management to limit exposure to market and other risks across all strategies. We generally limit the use of leverage for most of our funds, and are disciplined and patient when entering new markets.

•
Dynamic capital allocation. We allocate capital dynamically across strategies and geographies, consistent with the investment objectives for each of our funds. Opportunities and market conditions determine portfolio composition rather than predetermined capital allocations by assets class or strategy, while at the same time we maintain an active focus on portfolio diversification and risk management.

•
Expertise across strategies and geographies. We leverage our capital allocation philosophy and investment expertise across capital structures, industries and geographies to anticipate, identify and capitalize on investment trends across multiple disciplines. We have fostered a culture that allows us to allocate capital and evaluate investment opportunities on a firm-wide basis, focusing on the best ideas and opportunities available.

Our Fund Investors
We focus on developing and maintaining long-term relationships with a global base of institutional investors, which includes many of the largest, most sophisticated investors in the world. We currently have over 1,400 investors in our funds, including pension funds, private banks, corporates and other institutions, fund-of-funds, foundations and endowments, and family offices and individuals. Our investors value our funds’ consistent performance history, our global investing expertise, our diverse investment strategies and our ability to develop investment capabilities in areas where we see opportunities evolve. As a result, a number of our fund investors invest in more than one of our funds.
Investments by our executive managing directors and employees collectively comprised approximately 6% of our total assets under management as of January 1, 2015. The single largest unaffiliated investor in our funds accounted for approximately 9% of our total assets under management as of January 1, 2015, and the top five unaffiliated fund investors accounted for approximately 22%. Approximately 27% of our investors were from outside North America as of January 1, 2015. These percentages, as well as those presented in the chart below, exclude assets under management in our CLOs, which are held by various types of investors.

The following chart presents the composition of our fund investors by type across our funds as of January 1, 2015:

FUND INVESTORS BY TYPE

(AS OF JANUARY 1, 2015)

6% RELATED PARTIES
33% PENSIONS
6% FAMILY OFFICES AND INDIVIDUALS
10% FOUNDATIONS AND ENDOWMENTS
13% FUND-OF-FUNDS
17% PRIVATE BANKS
15% CORPORATE, INSTITUTIONAL AND OTHER

Competitive Environment
The asset management industry is intensely competitive, and we expect that it will remain so. We compete globally and regionally with other investment managers, including hedge funds, public and private investment firms, distressed debt funds, mezzanine funds and other CLO issuers, real estate development companies, business development companies, investment banks and other financial institutions worldwide. We compete for both investors in our funds and attractive investment opportunities based on a number of factors, including investment performance, brand recognition, business reputation, pricing, innovation, the quality of services we provide to the investors in our funds, the range of products we offer, and our ability to attract and retain qualified professionals in all aspects of our business while managing our operating costs. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of our competitors may continue to raise capital to pursue investment strategies that may be similar to ours, which may create additional competition for investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, or may have lower return thresholds, allowing them to consider a wider variety of investments and establish broader networks of business relationships. They may also be subject to different regulatory requirements, which may give them greater flexibility to pursue investment opportunities or attract new capital to their funds. For additional information regarding the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Business—Competitive pressures in the asset management business could materially adversely affect our business, financial condition or results of operations.”
Competitive Strengths
Our business was built on certain fundamental elements that we believe are differentiating competitive strengths. They continue to define Och-Ziff today. As such, we view these elements as important to our ability to retain and attract new assets under management and, over time, increase our market share of new capital flows to the alternative asset management industry.

•
Alignment of interests.  We structure our business to align our executive managing directors’ and employees’ interests with those of the investors in our funds and our Class A Shareholders. Investments by our executive managing directors, employees and certain other related parties in our funds collectively comprised approximately $2.5 billion of our total assets under management as of January 1, 2015. Additionally, our executive managing directors have a 63.2% direct equity ownership interest in the firm and receive distributions that are directly tied to the firm’s profitability. Our 73 managing directors have a compensation structure that includes receiving a portion of any bonus compensation in equity that vests over time.

•
One-firm philosophy.  Our “one-firm” philosophy creates a collaborative environment that encourages internal cooperation and the sharing of information, industry expertise and transaction experience gained over our history spanning over 20 years. We are a global organization and have fostered a culture that allows us to allocate capital and evaluate investment opportunities on a firm-wide basis, focusing on the best ideas and opportunities available. This collaborative approach emphasizes the success of our firm as a whole.

•
Synergies among investment strategies.  Our funds invest across a broad range of asset classes and geographies. Our investment professionals have extensive experience and many are specialized by strategy, industry sector or asset class. Our one-firm culture and collaborative approach encourages investment professionals to leverage the experience of our global investment teams across strategies and geographies. This creates synergies that add to our market insight, enhance our due diligence efforts, and improve our ability to identify attractive investment opportunities.

•
Global presence.  Our ability to opportunistically invest worldwide is an important element of diversifying our portfolios and managing risk. Our investment professionals operate from our various offices globally and have a long history of investing on an international scale.

•
Experience.  We have a history of hiring highly talented and experienced employees across all areas of our business, and developing them into senior roles as managing directors and executive managing directors. The depth and breadth of experience of our senior management team enables us to source, structure, execute and monitor a broad range of investments worldwide.

•
Focus on infrastructure.  Since our firm’s inception, we have focused on building a robust infrastructure with an emphasis on strong financial, operational and compliance-related controls. Of the firm’s 97 active executive managing directors and managing directors, 43 are dedicated to our infrastructure, reinforcing our commitment to this important part of our business. As a public company, we are required to identify and document key processes and controls, which are subject to independent review. Additionally, we have added a number of independent, third-party processes to our fund operations that provide independent information to our fund investors.

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
Och-Ziff Capital Management Group LLC currently has two classes of shares outstanding: Class A Shares and Class B Shares.
Class A Shares.    Class A Shares represent Class A limited liability company interests in Och-Ziff Capital Management Group LLC. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2014, represent 36.8% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon exchange of Och-Ziff Operating Group A Units (as defined below) by our executive managing directors, as described below, and upon vesting of equity awards granted under our Amended and Restated 2007 Equity Incentive Plan or 2013 Incentive Plan.
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

As of December 31, 2014, the Class B Shares represent 63.2% of our total combined voting power. Our executive managing directors have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability, or (ii) such time as our executive managing directors hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of our shareholders.
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
Och-Ziff Operating Group A Units.    One Class A operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group A Unit.” Our executive managing directors own 100% of the Och-Ziff Operating Group A Units, which as of December 31, 2014, represent a 63.2% equity interest in the Och-Ziff Operating Group. Och-Ziff Operating Group A Units are exchangeable for our Class A Shares on a one-for-one basis, subject to minimum retained ownership and vesting requirements by our executive managing directors and certain exchange rate adjustments for splits, unit distributions and reclassifications.
In August 2012, our executive managing directors approved new transfer restrictions that generally limit their ability to transfer or exchange their Och-Ziff Operating Group A Units. In 2015, the Exchange Committee will determine in its sole discretion whether to allow any exchanges of Och-Ziff Operating Group A Units and sales of the resulting Class A Shares by any of our executive managing directors for each year from 2015 through 2017, provided that such exchanges or sales will generally not exceed 10% of an executive managing director’s vested partnership interests in the Och-Ziff Operating Group per year (determined on a cumulative basis) for each year through 2017. These transfer restrictions will also allow each of our executive managing directors to exchange an equivalent percentage of units that were permitted to be but were not exchanged in 2013 or 2014, and to sell any resulting Class A Shares with the approval of the Exchange Committee.
Och-Ziff Operating Group B Units.    One Class B operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group B Unit.” Each intermediate holding company holds a general partner interest and Och-Ziff Operating Group B Units in each Och-Ziff Operating Group entity that it controls. Our intermediate holding companies own 100% of the Och-Ziff Operating Group B Units, which, as of December 31, 2014, represent a 36.8% equity interest in the Och-Ziff Operating Group. The Och-Ziff Operating Group B Units are economically identical to the Och-Ziff Operating Group A Units held by our executive managing directors and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.
Och-Ziff Operating Group D Units.    We issue Class D operating group units to new executive managing directors in connection with their admission to the Och-Ziff Operating Group, as well as in connection with performance-related grants to executive managing directors. Commencing in 2013, we also began to issue Class D operating group units to active executive managing directors participating in The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan, which we refer to as the “PIP.” For additional information regarding the PIP, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Understanding Our Results—Expenses—Compensation and Benefits.”
One Class D operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group D Unit.” The Och-Ziff Operating Group D Units are non-equity, limited partner profits interests that are only entitled to share in residual assets upon liquidation, dissolution or winding up to the extent that there has been a threshold amount of appreciation subsequent to issuance of the units. The Och-Ziff Operating Group D Units convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. Allocations to these interests are recorded within compensation and benefits in our consolidated statements of comprehensive income (loss).

The diagram below depicts our organizational structure as of December 31, 2014(1):

Executive Managing Directors
Public Shareholders
100% Class B Shares
* no economic rights in Och-Ziff Capital Management Group LLC
* 63.2% of total combined voting power in Och-Ziff Capital Management Group LLC(3)
100% Class A Shares
* 100% of economic rights in Och-Ziff Capital Management Group LLC
* 36.8% indirect equity interest in Och-Ziff Operating Group
* 36.8% of total combined voting power in Och-Ziff Capital Management Group LLC
100% Och-Ziff Operating Group A Units(2)
* 63.2% of the equity interests in Och-Ziff Operating Group
* limited partner interest
* exchangeable for Och-Ziff Capital Management Group LLC Class A Shares (subject to vesting, minimum retained ownership requirements and transfer restrictions)
Och-Ziff Capital Management Group LLC (NYSE: OZM)
100%
100%
Och-Ziff Corp
Och-Ziff Holding
Sole General Partner
100% Och-Ziff Operating Group B Units
* 36.8% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units
* 36.8% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units
* 36.8% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Och-Ziff Operating Group(4)(5)
OZ Management
OZ Advisors I
OZ Advisors II

_______________

(1)
This diagram does not give effect to 12,435,820 Class A restricted share units, or “RSUs,” that were outstanding as of December 31, 2014, and which were granted to our executive managing directors, managing directors, other employees and the independent members of our Board of Directors.

(2)
Mr. Och and the other executive managing directors hold Och-Ziff Operating Group A Units representing 32.8% and 30.4%, respectively, of the equity in the Och-Ziff Operating Group, excluding the 4,064,981 Class A Shares collectively owned directly by Mr. Och and certain other executive officers. Our executive managing directors also hold Class C Non-Equity Interests and Och-Ziff Operating Group D Units as described below in notes (4) and (5).

(3)
Mr. Och holds Class B Shares representing 32.8% of the voting power of our Company and the other executive managing directors hold Class B Shares representing 30.4% of the voting power of our Company. Our executive managing directors have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. In addition, Mr. Och controls an additional 0.4% of our total combined voting power through his direct ownership of 1,957,071 Class A Shares.

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

(5)
Not presented in the diagram above are Och-Ziff Operating Group D Units, which represent an approximately 4.5% profits interest in the Och-Ziff Operating Group, and are not considered equity interests for GAAP purposes. Our executive managing directors hold all of the Och-Ziff Operating Group D Units.

Our Fund Structures
Our funds are typically organized using a “master-feeder” structure. This structure is commonly used in the hedge fund industry and calls for the establishment of one or more U.S. or non-U.S. “feeder” funds, which are managed by us but are separate legal entities and have different structures and operations designed for distinct groups of investors. Fund investors, including our executive managing directors, employees and other related parties, invest directly into our feeder funds. These feeder funds hold direct or indirect interests in a “master” fund that, together with its subsidiaries, is the primary investment vehicle for its feeder funds. We also organize certain funds (e.g. our real estate funds and certain opportunistic credit funds) without the use of a master-feeder structure. Finally, the CLOs we manage are collateralized financing vehicles that issue notes to investors and use those proceeds to acquire various types of credit-related investments that serve as collateral for the notes. Senior notes issued by these vehicles make periodic payments based on a stated interest rate, while the most subordinated notes have no stated interest rate but receive periodic payments from excess cash flows remaining after periodic payments have been made to the other notes and for fees and expenses due.
All of our funds are managed by the Och-Ziff Operating Group. Any of our existing or future funds may invest using any alternative structure that is deemed useful or appropriate.
Employees
As of December 31, 2014, our worldwide headcount was 595 (including 79 in the United Kingdom and 51 in Asia), with 164 investment professionals (including 41 in the United Kingdom and 24 in Asia). As of this date, we had 24 active executive managing directors and 73 managing directors.
Regulatory Matters
Our business is subject to extensive regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Since 1999, we have been registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, which we refer to as the “Advisers Act. ” We are also a company subject to the registration and reporting provisions of the Exchange Act, and therefore subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, which we refer to as “ERISA.” As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the Commodity Futures Trading Commission, which we refer to as the “CFTC.” We are also subject to regulation and oversight by the National Futures Association in the U.S., as well as other regulatory bodies.
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

See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” “—Increased regulatory focus in the United States could result in additional burdens on our business” and “—Recent regulatory changes in jurisdictions outside the United States could adversely affect our business.”
Global Compliance Program
We have implemented a global compliance program to address the legal and regulatory requirements that apply to our company-wide operations. We have structured our global compliance program to address the requirements of each of our regulators, as described above, as well as the requirements necessary to support our global securities, commodities and loan trading operations.
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
Daniel S. Och, 54, is the founder of the Och-Ziff Capital Management Group. Mr. Och serves as Och-Ziff’s Chief Executive Officer and Chairman of the Board of Directors and the Partner Management Committee. Prior to founding Och-Ziff in 1994, Mr. Och spent eleven years at Goldman, Sachs & Co. He began his career in the Risk Arbitrage Department, and later responsibilities included Head of Proprietary Trading in the Equities Division and Co-Head of U.S. Equities Trading. Mr. Och holds a B.S. in Finance from the Wharton School of the University of Pennsylvania.
Joel M. Frank, 59, is Chief Financial Officer and Senior Chief Operating Officer of Och-Ziff, and is a member of Och-Ziff’s Board of Directors and Partner Management Committee. Prior to joining Och-Ziff at its inception in 1994, Mr. Frank was with Rho Management Company, Inc. as its Chief Financial Officer from 1988 to 1994. He was previously with Manufacturers Hanover Investment Corporation from 1983 to 1988 as Vice President and Chief Financial Officer and with Manufacturers Hanover Trust from 1977 to 1983. Mr. Frank holds a B.B.A. in Accounting from Hofstra University and an M.B.A. in Finance from Fordham University. He is a C.P.A. certified in the State of New York.
David Windreich, 57, is Head of U.S. and European Investing for Och-Ziff and is a member of Och-Ziff’s Board of Directors and Partner Management Committee. Prior to joining Och-Ziff at its inception in 1994, Mr. Windreich was a Vice President in the Equity Derivatives Department of Goldman, Sachs & Co. He began his career at Goldman, Sachs & Co. in 1983 and became a Vice President in 1988. Mr. Windreich holds both a B.A. in Economics and an M.B.A. in Finance from the University of California, Los Angeles.
Zoltan Varga, 41, is Head of Asian Investing for Och-Ziff, is a member of Och Ziff’s Partner Management Committee and helps manage Och-Ziff’s Hong Kong office. Prior to joining Och-Ziff in 1998, Mr. Varga was with Goldman, Sachs & Co. as an Investment Banking Analyst in the Mergers and Acquisitions Department. Mr. Varga holds a B.A. in Economics from DePauw University.
Harold A. Kelly, 51, is Head of Global Convertible and Derivative Arbitrage for Och-Ziff and is a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 1995, Mr. Kelly spent seven years trading various financial instruments and held positions at Cargill Financial Services Corporation, Eagle Capital Management, Merrill Lynch International,

Ltd. and Buchanan Partners, Ltd. Mr. Kelly holds a B.B.A. in Finance and also holds an M.B.A. and a Ph.D. in Business Administration from The University of Georgia.
James S. Levin, 32, is Head of Global Credit for Och-Ziff and is a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 2006, Mr. Levin was an Associate at Dune Capital Management LP. Prior to that, Mr. Levin was an analyst at Sagamore Hill Capital Management, L.P. Mr. Levin holds a B.A. in Computer Science from Harvard University.
David M. Becker, 67, is Chief Legal Officer and Chief Compliance Officer of Och-Ziff. Prior to joining Och-Ziff in 2014, Mr. Becker was a partner with Cleary Gottlieb Steen & Hamilton LLP from 2011 to 2014 and from 2002 to 2009. Mr. Becker served at the SEC as General Counsel and Senior Policy Director from 2009 to 2011, as General Counsel from 2000 to 2002, and as Deputy General Counsel from 1998 to 1999.  Before then, he was a partner and associate with Wilmer, Cutler & Pickering from 1978 to 1998. He clerked for Associate Justice Stanley Reed of the United States Supreme Court and for Judge Harold Leventhal of the U.S. Court of Appeals for the D.C. Circuit. Mr. Becker holds an A.B. from Columbia College and a J.D. from Columbia Law School, where he was Editor-in-Chief of the Law Review. Mr. Becker is admitted to the bars of New York and the District of Columbia.
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
As a global alternative asset manager, we seek to generate consistent, positive, absolute returns across all market cycles for the investors in our funds. Our ability to do this has been, and in the future may be, materially impacted by conditions in the global financial markets and economic and geopolitical conditions worldwide. For example, the financial crisis that began in the second half of 2008 resulted in significant global market turbulence, a lack of liquidity and substantial declines in the values of most asset classes worldwide, and had an adverse impact on the hedge fund industry, which experienced significant losses in assets under management. While these conditions have generally stabilized and improved since the first quarter of 2009, adverse conditions resulting from the crisis continue to persist and global financial markets have experienced volatility on various occasions since that time, as for example in response to the suggestion in May 2013 that the Federal Reserve could slow the pace of asset purchases in the following months. Economic activity and employment in many developed and other economies have remained weak, characterized by low levels of growth and high levels of unemployment and governmental deficits in many countries, including in Europe, and global financial markets may react with significant volatility to unexpected economic or geopolitical developments, changes or uncertainty in fiscal or monetary policy, or a combination of these or other factors.

Interest rates have been at historically low levels for the last few years. These rates may remain relatively low or rise in the future and a period of sharply rising interest rates could have an adverse impact on our business, financial condition or results of operations.
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
The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, financial condition or results of operations. During 2014, we experienced redemptions of approximately $4.6 billion from our funds. We may continue to experience elevated redemption levels and, if economic and market conditions remain uncertain or worsen, we may once again experience significant redemptions.

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
Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management and the amount of incentive income we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds as of the relevant commitment period, which generally is as of the end of each calendar year; however, as of December 31, 2014, with respect to 31.9% of assets under management, the initial commitment period can be three years or longer depending on how the assets are invested. The expiration of these commitment periods may occur on dates other than December 31 which, in certain circumstances, may cause increased volatility in our results. Moreover, in a typical year, we determine the amount of our annual discretionary cash bonus during the fourth quarter based on total annual revenues. Because this bonus is variable and discretionary, it can exacerbate the volatility of our results. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the management fee rates we charge our fund investors or due to changes in the values of our funds’ investments, as well as capital inflows or outflows. Changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions may also cause fluctuations in our results from quarter to quarter. Such variability and unpredictability may lead to volatility or declines in the price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period.
The amount of incentive income that may be generated by our funds is uncertain until it is actually crystallized. We generally do not record incentive income in our interim financial statements other than incentive income earned (i) as a result of fund investor redemptions during the interim period, (ii) at the end of the three-year commitment period for assets under management subject to a three-year commitment period, (iii) at the end of the commitment period for other assets subject to longer-term commitment periods, or (iv) from tax distributions relating to assets with longer-term commitment periods. As a result of these and other factors, our interim results may not be indicative of historical performance or any results that may be expected for a full year.
In addition, all of our hedge funds have “perpetual high-water marks.” This means that if a fund investor experiences losses in a given year, we will not be able to earn incentive income with respect to such investor’s investment unless and until our investment performance surpasses the perpetual high-water mark. For example, the incentive income we earn is dependent on the net asset value of each fund investor’s investment in the fund. However, failure to earn incentive income as a result of any high-water marks that do arise may adversely impact our business, financial condition or results of operations and our ability to make distributions to our Class A Shareholders. In addition, incentive income distributions from our real estate and certain other funds is subject to clawback obligations generally measured as of the end of the life of a fund, and therefore we defer this revenue until we are no longer required to repay amounts to a fund to the extent we have received excess incentive income distributions during the life of the fund relative to the aggregate performance of the fund. We cannot predict when realization events will occur or whether, upon occurrence, these investments will be profitable.
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

If we are not able to compete successfully based on these and other factors, our assets under management, earnings and revenues may be significantly reduced and our business, financial condition or results of operations may be materially adversely affected. Furthermore, if we are forced to compete with other alternative asset managers on the basis of fees, we may not be able to maintain our current management fee and incentive income structures, which drive our revenues and earnings. We have historically competed for fund investors primarily on the investment performance of our funds and our reputation, and not on the level of our fees or incentive income relative to those of our competitors. However, as the alternative asset management sector continues to mature and addresses current market and competitive conditions, there is a risk that management fee and incentive income rates will decline, without regard to the historical performance of a manager. Management fee or incentive income rate reductions on existing or future funds, particularly without corresponding increases in assets under management or decreases in our operating costs, could materially adversely affect our business, financial condition or results of operations.
In addition to the competitive pressures described above, as we diversify by offering new or enhanced products and investment platforms, the average management fee rate we earn on our assets under management may fall as a result of a larger proportion of our assets under management being invested in products that earn lower management fee rates. For example, our average management fee rate has fallen during the period 2012 to 2014 from 1.63% to 1.46% of weighted-average assets under management. The decrease is due primarily to a disproportionate increase in the assets under management in our opportunistic credit funds and our Institutional Credit Strategies products, which earn lower management fee rates than our multi-strategy funds, consistent with market convention for these products.
Even if we are able to compete successfully based on the factors noted above, it is possible we could lose assets under management to our competitors. It is possible that similar circumstances could cause us to experience unusually high redemptions or a decrease in inflows, even if our investment performance and other business attributes are otherwise competitive or superior.
Our indebtedness may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.
On November 20, 2014, OZ Management, as borrower, and certain of our other subsidiaries, as guarantors (collectively, with certain of their respective subsidiaries, the “Och-Ziff Operating Group Credit Parties”), entered into a $150 million unsecured revolving credit and guaranty agreement (the “Revolving Credit Facility”), with certain financial institutions, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and certain other parties party thereto. On the same date, Och-Ziff Finance Co. LLC (“Och-Ziff Finance”), an indirect subsidiary of the Company, issued $400 million in aggregate principal amount of its 4.50% Senior Notes due 2019 (the “Notes”) pursuant to an indenture (as supplemented by a supplemental indenture, the “Indenture”) among Och-Ziff Finance and the Och-Ziff Operating Group entities (excluding Och-Ziff Finance, collectively, the “Notes Guarantors”) and Wilmington Trust, National Association, as trustee.
The Revolving Credit Agreement provides for a revolving credit facility with a maturity of five years and contains a number of restrictive covenants that collectively impose significant operating and financial restrictions on the Och-Ziff Operating Group Credit Parties, including restrictions that may limit their ability to engage in acts that may be in our long-term best interests.
The restrictions in the Revolving Credit Facility include, among other things, limitations on the ability of the Och-Ziff Operating Group Credit Parties to:

•	Incur additional indebtedness or issue certain equity interests.

•	Create liens.

•	Pay dividends or make other restricted payments.

•	Merge, consolidate, or sell or otherwise dispose of all or any part of their assets.

•	Engage in certain transactions with shareholders or affiliates.

•	Engage in substantially different lines of business.

•	Amend their organizational documents in a manner materially adverse to the lenders.
Additionally, our Revolving Credit Facility includes two financial maintenance covenants relating to assets under management and an economic income leverage ratio.

The Indenture includes certain covenants, including limitations on Och-Ziff Finance’s and the Notes Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease all or substantially all assets.
The Revolving Credit Agreement also identifies a number of events that, if they occur or are continuing, would constitute an event of default under the Revolving Credit Facility. The events of default include a change of control, which would occur if any person or group, other than certain permitted holders (including, but not limited to, Daniel S. Och, our other executive managing directors, and each of their respective related entities), becomes the beneficial owner, directly or indirectly, of at least 50% (on a fully diluted basis) of the voting interests in the Och-Ziff Operating Group. The Indenture also provides for customary events of default and, if a change of control repurchase event occurs, Och-Ziff Finance will be required to offer to repurchase the Notes at a price in cash equal to 101% of the aggregate principal amount of the Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.
A failure by any of the Och-Ziff Operating Group Credit Parties, Och-Ziff Finance or the Notes Guarantors, as applicable, to comply with the covenants and other obligations—or upon the occurrence of other defaults—specified in the Revolving Credit Facility, or the Indenture, as the case may be, could result in an event of default under the Revolving Credit Facility, or the Indenture, as the case may be, which would give the lenders under the Revolving Credit Facility, or the holders of the Notes, the right to declare all indebtedness and other obligations outstanding under the Revolving Credit Facility, if any, or the Notes, as the case may be, together with accrued and unpaid interest and fees, to be immediately due and payable. If the indebtedness outstanding under the Revolving Credit Facility, if any, or the Notes were to be accelerated, the Och-Ziff Operating Group Credit Parties, Och-Ziff Finance or the Notes Guarantors, as applicable, may not have sufficient cash on hand or be able to sell sufficient assets to repay this indebtedness, which may have an immediate material adverse effect on our business, results of operations and financial condition. For more detail about risks relating to any refinancing, repurchasing or repayment of our Revolving Credit Facility and the Notes, see “—Changes in the credit markets may negatively impact our ability to refinance our outstanding indebtedness or our ability to otherwise obtain attractive financing for our business, and may increase the cost of such financing if it is obtained, which would lead to higher interest expense or, with respect to our funds, lower-yielding investments, either of which would decrease our earnings. An increase in our borrowing costs may materially adversely affect our business, financial condition or results of operations.” For more detail regarding the Revolving Credit Facility, and Notes, their respective terms and the current status of compliance with the Revolving Credit Facility by the Och-Ziff Operating Group Credit Parties, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations.”
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
It may be difficult for us to retain and motivate our active executive managing directors after their interests in our business are fully vested and they are permitted to exchange their interests for Class A Shares that they can sell. The Och-Ziff Operating Group A Units granted to our executive managing directors who were executive managing directors before our IPO (our “Pre-IPO Partners”) in connection with the Reorganization have now generally become fully vested and unvested Och-Ziff Operating Group Units granted subsequently to our executive managing directors continue to vest over time.
In August 2012, our executive managing directors approved new transfer restrictions that generally limit their ability to transfer or exchange Och-Ziff Operating Group A Units. In 2015, the Exchange Committee will determine in its sole discretion whether to allow any exchanges of Och-Ziff Operating Group A Units and sales of the resulting Class A Shares by any of our executive managing directors for each year from 2015 through 2017, provided that such exchanges or sales will generally not exceed 10% of an executive managing director’s vested partnership interests in the Och-Ziff Operating Group per year (determined on a cumulative basis) for each year through 2017. These transfer restrictions will also allow each of our executive managing directors to exchange an equivalent percentage of units that were permitted to be but were not exchanged in 2013 and 2014, and to sell any resulting Class A Shares with the approval of the Exchange Committee.
In consideration for our executive managing directors agreeing to accept these transfer restrictions, and reflective of our Pre-IPO Partners’ commitment to Och-Ziff, we established a new Partner Incentive Plan in August 2012, which we refer to as the “PIP.” Under the terms of the PIP, the participating Pre-IPO Partners, who we refer to as the “Eligible Pre-IPO Partners,” may be eligible to receive discretionary grants of annual performance awards (“Performance Awards”) over a five-year period that commenced in 2013. Performance Awards may be satisfied in Och-Ziff Operating Group D Units, which we refer to as “Performance Unit Awards,” and may also be satisfied in cash, which we refer to as “Performance Cash Awards.” All Performance Awards will be conditionally granted subject to compliance by each Eligible Pre-IPO Partner’s non-compete obligations. Each Eligible Pre-IPO Partner’s Performance Unit Awards and the after-tax portion of his Performance Cash Awards in respect of two prior years will be subject to clawback pursuant to the terms of the PIP if he breaches the non-compete obligation.
Although we believe that the PIP will help us retain and further motivate our active executive managing directors, Performance Unit Awards to participating Pre-IPO Partners under the PIP may involve the issuance of substantial additional equity interests in our business to such executive managing directors and the incurrence of significant additional expenses. For the three remaining years covered by the PIP, in the aggregate, the Eligible Pre-IPO Partners collectively may receive up to 8,312,247 Och-Ziff Operating Group D Units over the three-year period if a determination is made for each such year to award the maximum number of Performance Unit Awards to all of the Eligible Pre-IPO Partners. The maximum aggregate amount of Performance Cash Awards for each year will be capped at 10% of our incentive income earned during that year, up to a maximum of $39.6 million. For the three remaining years covered by the PIP, in the aggregate, the Eligible Pre-IPO Partners, collectively, may receive Performance Cash Awards in a maximum aggregate amount of $118.8 million over the three-year period if, for each such year, we earn enough incentive income and a determination is made to award the maximum aggregate amount of Performance Cash Awards for such year to all of the Eligible Pre-IPO Partners. In addition, in order to retain and further motivate our active executive managing directors, we may determine from time to time to make additional grants of Och-Ziff Operating Group D Units or cash. Awards of units, including under the PIP, will cause dilution to existing Class A Shareholders, thereby reducing amounts available for distribution to each Class A Shareholder. In addition, any cash awards made to our active executive managing directors will cause our total compensation and benefits expense to increase and will adversely affect our profitability. If we are unable to retain the services of any of our active executive managing directors, the loss of their services could have a material adverse effect on our business, financial condition or results of operations, including by harming our ability to maintain or grow assets under management in existing funds or raise additional funds in the future.
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
Most of our assets under management are in funds that have special withdrawal provisions pursuant to which the failure of Daniel S. Och to be actively involved in the business provides investors with the right to redeem from such funds. The loss of the services of Mr. Och would have a material adverse effect on each of such funds and on our business, financial condition or results of operations.
Most of our assets under management are in funds that give investors a one-time special redemption right (not subject to redemption fees) if Daniel S. Och dies or ceases to perform his duties with respect to the fund for 90 consecutive days or otherwise ceases to be involved in the activities of the Och-Ziff Operating Group. The death or inability of Mr. Och to perform his duties with respect to any of our funds for 90 consecutive days, or termination of Mr. Och’s involvement in the activities of the Och-Ziff Operating Group for any reason, could result in substantial redemption requests from investors in certain of our funds. Any such event would have a direct material adverse effect on our revenues and earnings, and would likely harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Such withdrawals could lead to a liquidation of certain funds and a corresponding elimination of our management fees and potential to earn incentive income. The loss of Mr. Och could, therefore, ultimately have a material adverse effect on our business, financial condition or results of operations, including a loss of substantially all of our revenues and earnings.

We have experienced and may again experience periods of rapid growth and significant declines in assets under management, which place significant demands on our legal, compliance, accounting, risk management, administrative and operational resources.
Rapid changes in our assets under management may impose substantial demands on our legal, compliance, accounting, risk management, administrative and operational infrastructures. The complexity of these demands, and the time and expense required to address them, is a function not simply of the size of the increase or decrease, but also of significant differences in the investing strategies employed within our funds and the time periods during which these changes occur. For example, expanding our product offerings and entering into new lines of business places additional demands on our infrastructure. Furthermore, our future growth will depend on, among other things, our ability to maintain and develop highly reliable operating platforms, management systems and financial reporting and compliance infrastructures that are also sufficiently flexible to promptly and appropriately address our business needs, applicable legal and regulatory requirements and relevant market and other operating conditions, all of which can change rapidly.
Addressing the matters described above may require us to incur significant additional expenses and to commit additional senior management and operational resources, even if we are experiencing declines in assets under management.
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
Our business is highly dependent on information systems and technology. We rely heavily on our financial, accounting, trading, risk management and other data processing and information systems to, among other things, execute, confirm, settle and record a very large number of transactions, which can be highly complex and involve multiple parties across multiple financial markets and geographies, and to facilitate financial reporting and legal and regulatory compliance all in an extremely time-sensitive, efficient and accurate manner. We must continually update these systems to properly support our operations and growth, which creates risks associated with implementing new systems and integrating them into existing ones. We also use and rely upon third-party information systems and technology to perform certain business functions. Such third-party technology may be integrated with our own. Therefore, we face additional significant risks that would arise from the failure, disruption, termination or constraints in the information systems and technology of such third parties, including financial intermediaries such as exchanges and other service providers whose information systems and technology we use. Any of these information systems or technology infrastructures could fail, become disrupted (including by unauthorized security breaches) or otherwise not operate properly or as intended. In addition, our systems are from time to time subject to cyberattacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will always provide sufficient protection. If any of these failures occur, particularly those that directly affect our New York headquarters, we could suffer a disruption or cessation in our business operations, an interception of confidential or proprietary information, liability to our funds, regulatory intervention, legal action or reputational damage, any or all of which could materially impair our business, financial condition or results of operations. We could also be significantly affected if the information systems and technology of third parties with whom we conduct business are subject to unauthorized security breaches or other tampering
We depend on our headquarters in New York and our London and Hong Kong offices, where most of our personnel are located. Although, we have taken important precautions to limit the impact of failures or disruptions in the information systems and technology infrastructures that we use, as well as the impact of physical disruptions to our New York headquarters and London office, these precautions, including our disaster recovery programs, may not be sufficient to adequately mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses, if at all.

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
Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the Advisers Act and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the United States Commodities Futures Trading Commission (“CFTC”) and the National Futures Association. In addition, we are subject to regulation by the Department of Labor under ERISA. In the United Kingdom (“UK”), our UK sub-adviser is subject to regulation by the U.K. Financial Conduct Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong, the Securities and Exchange Board of India and the Dubai Financial Services Authority.
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

These global financial services regulators affect us not only with their regulations, but also with their examination, inspection and enforcement functions as well.  We are routinely subject to examination and inspection and, although we make reasonable efforts to maintain effective compliance programs, there can be no assurances that any such inquiry would not result in a finding or sanction that would adversely affect our business, financial condition or results of operations.  Likewise, enforcement investigations and administrative inquiries can be sweeping in nature.  Cooperating with these investigations, as is our practice, can be expensive and time-consuming and could distract us from our business operations.  In particular, U.S. regulators routinely investigate potentially serious matters such as possible insider trading, market manipulation, misleading disclosure, conflicts of interest, fraud, foreign corruption, including under the FCPA; lesser potential violations, such as books and records inaccuracies, weaknesses in internal controls; and compliance with general reporting and advertising regulations.  For the past several years, we have cooperated with a number of ongoing regulatory investigations and examinations, both domestically and internationally, and we expect to be the subject of investigations and examinations in the future.  There can be no assurances that ongoing or future investigations will not adversely affect our business, financial condition or results of operations.  Enforcement actions and administrative proceedings can result in fines, or other sanctions, including censure, the issuance of a cease-and-desist order, suspension or expulsion of persons or firms from the industry.  Such sanctions can harm our reputation and cause us to lose existing investors or fail to gain new investors, which could adversely affect our business, financial condition or results of operations.
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
We may also be adversely affected if additional legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. See “—Increased regulatory focus in the United States could result in additional burdens on our business” and “—Recent regulatory changes in jurisdictions outside the United States could adversely affect our business” for additional information. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with additional new laws or regulations could be difficult and expensive and affect the manner in which we conduct business, and we may be unable to correctly interpret and timely comply with any amended or expanded regulatory requirements, which could have adverse impacts on our business, financial condition or results of operations.
Increased regulatory focus in the United States could result in additional burdens on our business.
The financial industry has become more highly regulated. Legislation has been introduced in recent years in the U.S. relating to financial markets and institutions, including alternative asset management firms, which would result in increased oversight and taxation. There has been, and may continue to be, a related increase in regulatory investigations of the trading and other investment activities of alternative investment funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposes significant new regulations on the U.S. financial services industry, including aspects of our business and the markets in which we operate.
Title VII of the Dodd-Frank Act (the “Derivatives Title”) imposes a comprehensive regulatory regime on over-the-counter (“OTC”) derivatives and the operations of the markets for, and the activities of the dealers in and users of, OTC derivatives. The Derivatives Title, among other things: (i) requires a substantial majority of OTC derivatives, including “swaps” (such as rate, credit, equity and commodity swaps) and “security-based swaps” (swaps and security-based swaps, collectively, “Swaps”), to be traded on a regulated exchange and cleared through a regulated clearing entity, potentially increasing significantly the collateral costs associated with such activities; (ii)  imposes initial and variation margin requirements on those derivatives that are not cleared through a regulated clearing entity; (iii) creates several new classes of CFTC and SEC registrants, including “swap dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” that are, or soon will be, subject to comprehensive regulation, including minimum net capital, margin, disclosure, reporting and recordkeeping requirements, conflicts of interest policies and procedures, new business conduct standards and other regulatory requirements; and (iv) expands the CFTC’s authority to impose speculative position limits with respect to certain Swaps (such as Swaps based on oil, gas, precious metals and agricultural commodities) that perform a price discovery function and aggregate position limits for instruments (including futures and options contracts and other listed instruments that are economically equivalent to such contracts) based on the same underlying physical commodity, including oil, gas, precious metals and agricultural commodities.
We may be directly and indirectly affected by the Derivatives Title and its rules, including but not limited to results such as fewer Swaps dealers, increased clearing and margin costs, and decreased liquidity. Certain key concepts, processes and issues under the Derivatives Title that were to be defined or addressed by the regulators have not yet been defined or addressed in final form. At this time we still cannot fully predict what impact the Derivatives Title will have on us, the funds we manage, our counterparties, the financial services industry or the markets, although we already have begun to see meaningful impacts on the financial services industry and the markets, both positive and negative.
On December 18, 2014, the Financial Stability Oversight Council (the “Council”) released a notice seeking public comment regarding potential risks to U.S. financial stability from asset management products and activities. If we or any of our funds or activities were to be designated as a systemically important financial institution (“SIFI”), or otherwise designated by the Council as presenting systemic risk, we would be subject to limitations on our ability to conduct certain activities, along with increased costs of doing business in the form of fees and assessments associated with such designation as well as by virtue of increased regulatory compliance costs, all of which would be likely to adversely affect our competitive position.
On December 10, 2013, U.S. financial regulators adopted final regulations to implement the statutory mandate of the “Volcker Rule” contained in Section 619 of the Dodd-Frank Act. Under the Volcker Rule, the ability of certain banking entities to acquire as principal, directly or indirectly, ownership interests in certain private investment funds (referred to in the Volcker Rule as “covered funds”) will be limited.  As a result, banking entities and their affiliates that would otherwise invest in our funds may choose not to invest in our funds, or to invest less capital in our funds.  In addition, banking entities that are invested in our funds may be required to reduce or eliminate such investments due to the requirements of the Volcker Rule. The Volcker Rule also includes a general prohibition on banking entities engaging in activities defined as “proprietary trading.” The effectiveness of the Volcker Rule could negatively impact our business, financial condition or results of operations.
The Dodd-Frank Act also requires increased disclosure of executive compensation and provides shareholders with the right to a non-binding vote on executive compensation. In addition, the Dodd-Frank Act empowers federal regulators to prescribe regulations or guidelines to prohibit any incentive-based payment arrangements that the regulators determine encourage covered financial institutions to take inappropriate risks by providing officers, employees, directors or principal shareholders with excessive compensation or that could lead to a material financial loss by such financial institutions. Until all of the relevant regulations and guidelines have been established, we cannot predict what effect, if any, these developments may have on our business or the markets in which we operate.
Furthermore, the Dodd-Frank Act required the SEC and the CFTC to implement more expansive regulations concerning whistleblowers. The SEC and the CFTC have each adopted rules under this requirement, establishing reward programs for persons who bring information to the SEC or the CFTC. To receive a reward under these programs, the information must lead to the successful enforcement or resolution of a judicial or administrative action brought by the SEC or

CFTC that results in a monetary sanction of more than $1 million for a violation of the securities laws or the Commodity Exchange Act, respectively. While it is too soon to observe the full effect of these rules, they may result in increased regulatory inquiries or investigations by the SEC or the CFTC. Such inquiries or investigations could impose significant additional expense on us, require the attention of senior management and result in negative publicity and harm to our reputation.
Effective September 23, 2013, and pursuant to a mandate under the Dodd-Frank Act, the SEC adopted amendments to Rule 506 of Regulation D under the Securities Act (“Rule 506”) that disqualify issuers, such as our funds, from relying on the exemption from registration provided by Rule 506 in connection with a securities offering structured as a private placement if any “covered persons” are deemed to be “bad actors.” Specifically, an issuer generally will be precluded from conducting offerings that rely on the registration exemption provided by Rule 506 if a “covered person” has been subject to a relevant criminal conviction, regulatory or court order or other disqualifying event that occurred on or after September 23, 2013. For these purposes, the “covered persons” of an issuer include directors, certain officers, various entities related to the issuer, solicitors and promoters of the issuer and 20% beneficial owners of the issuer’s voting securities.  If any covered person is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 offering which would result in significant additional expenses in connection with such offerings. Many of our funds continuously raise capital in reliance on Rule 506.  If one or more of our funds were to lose the ability to rely on the Rule 506 exemption, it could adversely affect our business, financial condition or results of operations.
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
A number of legislative proposals have been considered by past Congresses that would have characterized some or all of the income recognized from carried interests as ordinary income and would have treated such income as non-qualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes after a transition period or requiring us to restructure our operations to earn such non-qualifying income through taxable subsidiary corporations. In addition, versions of the prior proposals could have, if enacted, (i) prevented us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis, (ii) subjected holders of Class A Shares to tax on our conversion into a corporation or restructuring after the transition period, and (iii) increased the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain. The Obama administration has supported changing the treatment of carried interests in its budget proposals for 2016 (similar to its proposals in prior years). More broadly, Congress and the administration may consider potentially significant changes to various aspects of the tax law, including the deductibility of certain expenses and tax treatment of certain entities. Representative David Camp, then Chairman of the House Committee on Ways and Means, recently released a discussion draft of proposed legislation that would, among other things, prevent us from qualifying for treatment as a partnership for years beginning after 2016 and characterize some or all of the income we may earn from carried interests as ordinary income for years beginning after 2014.
If the carried interest proposals or former Chairman Camp’s proposal described above were to be enacted into law or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules or otherwise impose additional taxes, Class A Shareholders would be negatively affected. We would incur a material increase in our tax liability as a public company from the date any such changes applied to us, which likely would result in a reduction in the value of our Class A Shares.
Recent regulatory changes in jurisdictions outside the United States could adversely affect our business.
Similar to the United States, jurisdictions outside the United States in which we operate, in particular Europe, have become subject to further regulation. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business.
The European Directive on Alternative Investment Fund Managers (the “AIFMD”) became effective on July 21, 2011, and as at January 1, 2015 most (but not all) EU Member States had transposed the AIFMD into their domestic law. The AIFMD and its associated implementation process is complex and key aspects of it remain subject to further consultation and interpretation.
The AIFMD imposes significant regulatory requirements on alternative investment fund managers (“AIFMs”), operating within the EU, as well as prescribing certain conditions with regard to regulatory standards, cooperation and transparency that will need to be satisfied for non-EU AIFMs to market alternative investment funds (“AIFs”) into EU Member States. Should any member of our group be treated as an AIFM operating within the EU, AIFMD rules would impose significant additional costs on the operation of our business in the EU and limit our operating flexibility. In any event, in order to market one of our AIFs to investors in the EU, the non-EU investment adviser of that AIF will be required to comply with the marketing conditions in the AIFMD. The conditions are that the AIFM complies with certain additional transparency requirements requiring disclosures to investors in the AIF and to EU regulators; the AIFM also complies with requirements relating to the acquisition of substantial stakes in EU companies; and the jurisdictions in which the non-EU AIFM and the relevant AIF are organized satisfy certain conditions with regard to regulatory standards, cooperation and transparency.
From 2018 onwards, if the marketing passport is made available to non-EU AIFMs, it is possible that national private placement regimes will be phased out, in which case such persons would, thereafter, need to comply with the AIFMD in full in order to be able to continue to market their AIFs within the EU. Again, such rules could, if they start to apply in full to our business, potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility and our ability to raise funds within the EU. There is also no requirement for EU Member States to make the private placement regimes available to non-EU AIFMs and consequently, individual EU Member States could, theoretically, seek to apply the rules set out in the AIFMD in full to non-EU AIFMs at any time, even before the marketing passport is made available to such non-EU AIFMs.
In addition to the AIFMD, the European Union has implemented, or is in the process of implementing, new measures in response to the financial crisis. These include, but are not limited to (i) a regulation on short selling and certain aspects of credit default swaps (which restricts uncovered short sales in EU shares, EU sovereign debt and EU sovereign debt-related credit default swaps), (ii) a regulation on OTC derivatives, central counterparties and trade repositories (which imposes clearing, risk mitigation, margining and trade reporting requirements on OTC derivatives counterparties), (iii) amendments to the existing Markets in Financial Instruments Directive regime (covering inducements and soft commission arrangements, pre- and post-trade transparency requirements for securities and derivatives, and venue trading requirements for certain categories of shares and derivatives and product banning powers) and (iv) the Solvency II directive (which applies new capital charges on insurers for fund investments). Each or all of these measures could have direct and indirect effects on our business.
It is proposed that from April 1, 2015, a tax on “diverted profits” will be introduced in the UK. The introduction of the tax remains subject to the finalization of the relevant legislation. According to the UK government’s publications, the proposed rules are intended to counteract “contrived arrangements” to divert profits from the UK by avoiding a UK taxable presence or by other contrived arrangements between connected entities. A 25% rate of tax will apply to diverted profits relating to UK activity, targeting foreign companies which are perceived as exploiting the UK’s permanent establishment rules or creating other tax advantages by using transactions or entities that lack economic substance. Statements by the UK government indicate that the legislation was not primarily focused on investment funds such as our funds, or non-UK investment managers of such funds such as Och-Ziff. However, as the proposals are currently drafted, it is not possible to provide a definitive view that the funds or the management entities will not be affected. Furthermore, the UK government is of the view that the new tax is not within the terms of the U.S.-UK double taxation treaty, potentially limiting the availability of credit in the U.S., as well as treaty-based dispute resolution procedures. A new draft of the legislation is expected shortly, including updated guidance, with a view to it passing into law during 2015.
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
Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition or results of operations.
The Sarbanes-Oxley Act and the related rules require our management to conduct annual assessments of the effectiveness of our internal control over financial reporting and require a report by our independent registered public accounting firm, as well as an independent audit of our internal control over financial reporting. If our independent registered public accounting firm is unable to opine on the effectiveness of our internal control over financial reporting for any reason or we are unable to report our financial information on a timely basis due to matters impacting our internal controls, as has occurred in the past, we may become subject to adverse regulatory or other consequences, including sanctions or investigations by the SEC, and some of these consequences could have a material adverse effect on our business, financial condition or results of operations.
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

In recent years, the DOJ and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the UK has recently significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-bribery laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operations.
We may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in our business.
We intend, to the extent that market conditions warrant, to grow our business by increasing assets under management and creating new investment platforms and businesses. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business in which we may not have extensive experience, including sponsoring business development companies. In addition, we expect opportunities will arise to acquire, or enter into joint ventures with, other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, combining or integrating operational and management systems and controls, or loss of investors in our funds due to the perception that we are no longer focusing on our core fund management duties. Entry into certain lines of business may subject us to more complex or extensive new laws and regulations with which we may not be familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business that we enter into generates insufficient revenues or if we are unable to efficiently manage any expansion of our operations, our business, financial condition or results of operations could be materially adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.
Changes in the credit markets may negatively impact our ability to refinance our outstanding indebtedness or our ability to otherwise obtain attractive financing for our business, and may increase the cost of such financing if it is obtained, which would lead to higher interest expense or, with respect to our funds, lower-yielding investments, either of which would decrease our earnings. An increase in our borrowing costs may materially adversely affect our business, financial condition or results of operations.
Our Revolving Credit Facility and the Notes will both mature in November 2019. At those times, we will be required to either refinance or replace any outstanding indebtedness under the Revolving Credit Facility (or to obtain a new revolving line of credit), and the Notes, as applicable, by entering into one or more new credit facilities or issuing debt securities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay any outstanding loans under the Revolving Credit Facility, or the Notes, by using cash on hand or cash from the sale of our assets, which would reduce amounts available for compensation of our employees or distribution to our Class A Shareholders and our executive managing directors. No assurance can be given that we will be able to enter into new credit facilities, issue debt securities or issue equity in the future on attractive terms, or at all. Loans under the Revolving Credit Facility may be subject to a base rate plus a margin or a LIBOR-based floating rate plus a margin, and the interest expense we incur may vary with changes in the applicable LIBOR reference rate. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk,” for additional information regarding the impact that a change in LIBOR would have on our annual interest expense associated with our debt obligations.
As our Revolving Credit Facility, the Notes and, with respect to our funds, other committed secured credit facilities expire, or if our lenders fail, we will need to replace them by entering into new facilities or finding other sources of liquidity. Furthermore, to the extent that the debt financing markets make it difficult or impossible for us to refinance or replace our Revolving Credit Facility or the Notes, we may be unable to repay the loans outstanding under the Revolving Credit Facility, if any, or the aggregate principal amount of the Notes upon maturity, our liquidity may be reduced in a manner that may restrict or otherwise prevent us from funding or operating our general business affairs. We may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection, and substantial doubt may be raised as to our status as a going concern. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations” for a discussion of our Revolving Credit Facility and overall liquidity position.

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
If our funds perform poorly, our revenues, results of operations and cash flows decline because the value of our assets under management decreases, which in turn results in a reduction in management fees. To the extent that our funds perform poorly and such performance is continuing at the end of a relevant commitment period, we would experience a reduction in incentive income and, if such reduction was substantial, could result in the elimination of incentive income for a given year and future years until that decrease has been surpassed by positive performance. Poor performance of our funds would make it more difficult for us to raise new capital and may cause investors in our funds to redeem their investments. Investors and potential investors in our funds continually assess our funds’ performance, as well as our ability to raise capital for existing and future funds. Our ability to avoid excessive redemption levels will depend in part on our funds’ continued satisfactory performance. Moreover, poor performance, particularly in our most significant funds, would harm our reputation and competitive standing, which would further impair our ability to retain or attract fund capital. These factors may cause us to reduce or change the fee structure of our funds in order to retain or continue to attract assets under management, which could further reduce the amounts of management fees and incentive income that we may earn relative to assets under management.
Our funds may determine to use leverage in investments, which could materially adversely affect our ability to achieve positive rates of return on those investments.
Our funds use or may choose to use leverage, either directly or through the use of derivative instruments, to increase the yield on certain of their investments. The use of leverage poses a significant degree of risk, most notably by significantly increasing the risk of loss associated with leveraged investments that decline in value, and enhances the possibility of a significant loss in the value of the investments in our funds. Our funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Volatility in the credit markets increases the degree of risk associated with such borrowing. Gains realized with borrowed funds may cause a fund’s net asset value to increase at a faster rate than would be the case without borrowings. If investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. Increases in interest rates could also decrease the value of fixed-rate debt investments made by our funds. To the extent our funds determine to significantly increase their use of leverage, any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flows.
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

•
Distressed investments may be involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions and may purchase high-risk receivables. Additionally, the fair values of such investments may be subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities and significant uncertainty in general if they are not widely traded securities or have no recognized market. Moreover, a major economic recession could have a materially adverse impact on the value of such securities. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in each such company.

•
Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of securities rated below investment grade or otherwise adversely affect our reputation.

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

•
Our funds may make real estate investments, including, without limitation, the acquisition of real estate assets, the purchase of loans secured directly or indirectly by real estate and the purchase of securities backed by mortgage loans secured by real estate, which will be subject to the risks incident to the lending, ownership and operation of commercial and residential real estate, including (i) risks associated with both the domestic and international general economic climate; (ii) local real estate conditions; (iii) risks due to dependence on cash flow; (iv) risks relating to the decline in value of the real estate properties in question; (v) risks and operating problems arising out of the absence of certain construction materials; (vi) changes in supply of, or demand for, competing properties in an area (as a result, for instance, of over-building); (vii) the financial condition of tenants, buyers and sellers of properties; (viii) risks relating to the absence of debt financing or changes in its availability; (ix) energy and supply shortages; (x) laws assigning liability to the owners of real estate properties for environmental hazards existing on such properties; (xi) laws relating to real estate lending, management and/or ownership that are complex or unclear or otherwise difficult to comply with; (xii) changes in the tax, real estate, environmental and zoning laws and regulations; (xiii) various uninsured or uninsurable risks; (xiv) natural disasters; and (xv) the ability of the fund or third party borrowers to develop and manage the real properties.  With respect to investments in equity or debt securities, the fund will in large part be dependent on the ability of third parties to successfully manage the underlying real estate assets.  In addition, the fund may invest in mortgage loans that are structured so that all or a substantial portion of the principal will not be paid until maturity, which increases the risk of default at that time.  The fund's investment strategy, which may involve the acquisition of distressed or underperforming assets in a leveraged capital structure, will involve a high degree of legal and financial risk, and there can be no assurance that the fund's rate of return objectives will be realized or that there will be any return of capital.  There is no assurance that there will be a ready market for resale of investments because investments in real estate generally are not liquid.

Risks Related to Our Organization and Structure
Control by Mr. Och of the total combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.
As of December 31, 2014, our executive managing directors control approximately 64.6% of the total combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares and Mr. Och’s and certain other executive officers’ ownership of Class A Shares purchased on the open market. In addition, our executive managing directors will receive additional Class B Shares resulting in additional control upon the conversion of any Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units. Each of our executive managing directors that owns Class B Shares has granted to the Class B Shareholder Committee, the sole member of which is currently our founder, Mr. Och, an irrevocable proxy to vote all of their Class B Shares as the Committee may determine in its sole discretion. This proxy will terminate upon the later of Mr. Och’s withdrawal, death or disability, or such time as our executive managing directors hold less than 40% of our total combined voting power. Accordingly, Mr. Och currently has the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, he currently is able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. The control of voting power by Mr. Och could deprive Class A Shareholders of an opportunity to receive a premium for their Class A Shares as part of a sale of our Company, and might ultimately affect the market price of the Class A Shares. Upon Mr. Och’s withdrawal, death or disability, the Class B Shareholder Committee will consist of either the remaining members of the Partner Management Committee, who shall act by majority vote in such capacity, or an executive managing director elected by majority vote of the remaining members of the Partner Management Committee to serve as the sole member of the Class B Shareholder Committee.
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
As of December 31, 2014, our executive managing directors held 63.2% of the equity in the Och-Ziff Operating Group directly through Och-Ziff Operating Group A Units, rather than through ownership of our Class A Shares. In addition, as of December 31, 2014, our executive managing directors held a 4.5% interest in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group D Units, which are non-equity profit interests. Because they hold their economic interests in our business directly through the Och-Ziff Operating Group, our executive managing directors may have conflicting interests with holders of Class A Shares or with us. For example, our executive managing directors will have different tax positions from holders of our Class A Shares which could influence decisions of the Class B Shareholder Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our executive managing directors and the Ziffs under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our executive managing directors’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.
We intend to pay regular quarterly distributions but our ability to do so may be limited by our holding company structure, as we are dependent on distributions from the Och-Ziff Operating Group to make distributions and to pay taxes and other expenses.
As a holding company, our ability to make distributions or to pay taxes and other expenses is subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A Shareholders. Accordingly, we expect to cause the Och-Ziff Operating Group to make distributions to the direct owners of Och-Ziff Operating Group Units, currently our intermediate holding companies, our executive managing directors, pro rata in an amount sufficient to enable us to pay corresponding distributions to our Class A Shareholders and make required tax payments and payments under the tax receivable agreement; however, no assurance can be given that such distributions will or can be made. Our Board of Directors can change our distribution policy or reduce or eliminate our distributions at any time, in its discretion. In addition, the Och-Ziff Operating Group is required to make minimum tax distributions to its direct unit holders, to which our Class A Shareholders may not be entitled, as distributions on Och-Ziff Operating Group B Units to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. In addition, the Och-Ziff Operating Group may make distributions to our executive managing directors in respect of their Class C Non-Equity Interests with respect to cash awards granted to them under the PIP or otherwise. As a result, Class A Shareholders may not receive any distributions at a time when our executive managing directors are receiving distributions on their ownership interests. If the Och-Ziff Operating Group has insufficient funds to make such distributions, we may have to borrow additional funds or sell assets, which could have a material adverse effect on our business, financial condition or results of operations.
Furthermore, by paying cash distributions rather than investing that cash in our business, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
There may be circumstances under which we are restricted from making distributions under applicable law or regulation (for example, due to Delaware limited partnership act or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the fair value of the entity’s assets).
The declaration and payment of any future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy or reduce or eliminate our distributions at any time, in its discretion.
Because we have historically earned and recognized most of our incentive income in the fourth quarter of each year, we anticipate that quarterly distributions in respect of the first three calendar quarters will be disproportionate to distributions in respect of the last calendar quarter, which will typically be paid in the first calendar quarter of the following year. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our Revolving Credit Facility; legal, tax and regulatory restrictions; and other restrictions and implications on the payment of distributions by us to our Class A Shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Any compensatory payments made to our employees, as well as payments that Och-Ziff Corp makes under the tax receivable agreement and distributions to holders of ownership interests in respect of their tax liabilities arising from their direct ownership of ownership interests, will reduce amounts that would otherwise be available for distribution on our Class A Shares. In addition, discretionary income allocations on Class C Non-Equity Interests as determined by the Chairman of the Partner Management Committee (or, in the event there is no Chairman, the full Partner Management Committee acting by majority vote) in conjunction with our Compensation Committee, relating to cash awards granted to our executive managing directors, including under the PIP, will also reduce amounts available for distribution to our Class A Shareholders. We have granted RSUs that may settle in Class A Shares to certain of our executive managing directors, managing directors and other employees, and to independent members of our Board of Directors. All of these RSUs accrue distributions to be paid if and when the underlying RSUs vest. Distributions may be paid in cash or in additional RSUs that accrue additional distributions and will be settled at the same time the underlying RSUs vest.
The declaration and payment of any distribution may be subject to legal, contractual or other restrictions. For example, as a Delaware limited liability company, we are not permitted to make distributions if and to the extent that after giving effect to such distributions, our liabilities would exceed the fair value of our assets. In addition, we may not be permitted to make certain distributions if we are in default under our Revolving Credit Facility. Our cash needs and payment obligations may fluctuate significantly from quarter to quarter, and we may have material unexpected expenses in any period. This may cause amounts available for distribution to significantly fluctuate from quarter to quarter or may reduce or eliminate such amounts.
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
Some of the primary factors that could negatively affect the price of our Class A Shares or result in fluctuations in the price or trading volume of our Class A Shares include:

•	Reductions or lack of growth in our assets under management, whether due to poor investment performance by our funds or redemptions by investors in our funds.

•	Difficult global market and economic conditions.

•	Loss of investor confidence in the global financial markets and investing in general and in alternative asset managers in particular.

•	Competitively adverse actions taken by other hedge fund managers with respect to pricing, fund structure, redemptions, employee recruiting and compensation.

•	Inability to attract, retain or motivate our active executive managing directors, investment professionals, managing directors or other key personnel.

•	Inability to refinance or replace our Revolving Credit Facility or the Notes either on acceptable terms or at all.

•	Public or other offerings of additional Class A Shares.

•	Inability to develop or successfully execute on business strategies or plans.

•	Unanticipated variations in our quarterly operating results or dividends.

•	Failure to meet analysts’ earnings estimates.

•	Publication of negative or inaccurate research reports about us or the asset management industry or the failure of securities analysts to provide adequate coverage of our Class A Shares in the future.

•	Adverse market reaction to any indebtedness we may incur, Och-Ziff Operating Group Units or cash awards we may grant under our PIP or otherwise, or any other securities we may issue in the future.

•	Changes in market valuations of similar companies.

•	Speculation in the press or investment community about our business.

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
The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2014, 175,946,555 Class A Shares were outstanding and 38,362,358 interests were outstanding pursuant to our Amended and Restated 2007 Equity Incentive Plan, with approximately 2,642,063 Class A Shares and other plan interests that remain available for future grant under that plan. The Class A Shares reserved under the Amended and Restated 2007 Equity Incentive Plan are increased on the first day of each fiscal year during the plan’s term by the positive difference, if any, of (i) 15% of the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group A Units for Class A Shares) on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved for issuance under the plan as of such date. As of December 31, 2014, 25,926,235 interests were outstanding pursuant to our 2013 Incentive Plan, and approximately 48,868,410 Class A Shares and other plan interests remain available for future grant under that plan. The Class A Shares reserved under our 2013 Incentive Plan are increased on the first day of each fiscal year during the plan’s term by 15% of any increase in the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group Units (other than Och-Ziff Operating Group B Units) for Class A Shares) from the number outstanding on the first day of the immediately preceding fiscal year.
As of December 31, 2014, our executive managing directors owned an aggregate of 324,488,781 Och-Ziff Operating Group A and D Units. The holder of any Och-Ziff Operating Group A Units generally has the right to exchange each of its Och-Ziff Operating Group A Units for one of our Class A Shares (or, at our option, a cash equivalent), subject to vesting, minimum retained ownership requirements and transfer restrictions. The Och-Ziff Operating Group D Units convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A and D Units owned by our Pre-IPO Partners are subject to various new transfer restrictions which limit the number of such Units which may be exchanged for Class A Shares or cash under our Exchange Agreement, and therefore a limited number of Class A Shares may be resold by our Pre-IPO Partners from time to time. See “—Risks Related to Our Business—Our ability to retain and attract executive managing directors, managing directors and other investment professionals is critical to the success and growth of our business.”
We are party to a registration rights agreement with our executive managing directors that provides them with certain “piggyback” registration rights in connection with registered offerings of our securities and for our executive managing directors to have the ability to cause us to register the Class A Shares they acquire upon exchange of their Och-Ziff Operating Group A Units or otherwise.
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
As of December 31, 2014, DIC Sahir Limited (“DIC”) owns 29,953,094 of our Class A Shares, which it purchased from us concurrent with the consummation of our IPO pursuant to a Securities Purchase and Investment Agreement. As of December 31, 2014, the transfer restrictions imposed by such agreement have terminated with respect to all of DIC’s Class A Shares, and DIC will be able to sell these Class A Shares.

Our executive managing directors’ beneficial ownership of Class B Shares, our shareholders’ agreement, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.
Our executive managing directors own all of our Class B Shares, which as of December 31, 2014, represent approximately 63.2% of the total combined voting power of our Company. In addition, our executive managing directors have granted an irrevocable proxy to vote all of such shares to the Class B Shareholder Committee (the sole member of which is currently Mr. Och) as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, under the shareholders’ agreement entered into in connection with the IPO, the Class B Shareholder Committee has approval rights with respect to certain actions of our Board of Directors, including actions relating to a potential change in control, so long as our executive managing directors continue to hold at least 40% of our total combined voting power, and has the ability to initially designate five of the seven nominees to our Board of Directors, and, under our operating agreement, the Class B Shareholder Committee will have certain consent rights with respect to structural and other changes involving our Company. See “—Risks Related to Our Organization and Structure—Control by Mr. Och of the total combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.”
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
A number of legislative proposals have been considered by past Congresses that would have characterized some or all of the income recognized from carried interests as ordinary income and would have treated such income as non-qualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes after a transition period or requiring us to restructure our operations to earn such non-qualifying income through taxable subsidiary corporations. In addition, versions of the prior proposals could have, if enacted, (i) prevented us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis, (ii) subjected holders of Class A Shares to tax on our conversion into a corporation or restructuring after the transition period, and (iii) increased the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain. The Obama administration has supported changing the treatment of carried interests in its budget proposals for 2016 (similar to its proposals in prior years). Representative David Camp, then Chairman of the House Committee on Ways and Means, recently released a discussion draft of proposed legislation that would, among other things, prevent us from qualifying for treatment as a partnership for years beginning after 2016 and characterize some or all of the income we may earn from carried interests as ordinary income for years beginning after 2014.
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
If the carried interest proposals or former Chairman Camp’s proposal described above were to be enacted into law or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules or otherwise impose additional taxes, Class A Shareholders would be negatively affected because we would incur a material increase in our tax liability as a public company from the date any such changes applied to us, which likely would result in a reduction in the value of our Class A Shares.

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
Any distributions paid on Class A Shares will not take into account your particular tax situation (including the possible application of the alternative minimum tax) and, therefore, because of the foregoing as well as other possible reasons, may not be sufficient to pay your full amount of tax based upon your share of our net taxable income. In addition, the actual amount and timing of distributions will always be subject to the discretion of our Board of Directors and we cannot assure you that we will in fact pay cash distributions as currently intended. In particular, the amount and timing of distributions will depend upon a number of factors, including, among others:

•	General business and economic conditions and our strategic plans and prospects.

•	Amounts necessary or appropriate to provide for the conduct of our business, including to pay operating and other expenses.

•	Amounts necessary to make appropriate investments in our business and our funds and the timing of such investments.

•	Our actual results of operations and financial condition.

•	Restrictions imposed by our operating agreement and Delaware law.

•	Contractual restrictions, including restrictions imposed by our Revolving Credit Facility and payment obligations under our tax receivable agreement.

•
Cash payments to our executive managing directors, including distributions in respect of their Class C Non-Equity Interests, that we may make in connection with awards under our PIP or otherwise, and compensatory payments made to our employees.

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
In order for us to be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis and we must not be required to register as an investment company under the 1940 Act. In order to effect such treatment we (or our subsidiaries) may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings we may not have otherwise entered into. This may materially adversely affect our ability to operate solely to maximize our cash flows. Our structure also may impede our ability to engage in certain corporate acquisitive transactions because we generally intend to hold all of our assets through the Och-Ziff Operating Group. In addition, we may be unable to participate in certain corporate reorganization transactions that would be tax free to our holders if we were a corporation. To the extent we hold assets other than through the Och-Ziff Operating Group, we will make appropriate adjustments to the Och-Ziff Operating Group agreements so that distributions to our executive managing directors and us would be the same as if such assets were held at that level.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in leased office space in New York. We also lease space for our operations in London, Hong Kong, Mumbai, Beijing, Dubai and Shanghai. The terms of these leases vary, but generally are long term. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.
Item 3. Legal Proceedings
We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” “—Increased regulatory focus in the United States could result in additional burdens on our business” and “—Recent regulatory changes in jurisdictions outside the United States could adversely affect our business.” See Note 15 to our consolidated financial statements included in this report for additional information.
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
Our Class A Shares are listed and traded on the NYSE under the symbol “OZM.” The following table presents information on the high and low last reported sales prices as reported on the NYSE for our Class A Shares for the periods presented:

	Price Range of Our Class A Shares
	High	Low
2014
First quarter	$15.91	$13.04
Second quarter	$13.88	$11.65
Third quarter	$14.18	$10.71
Fourth quarter	$12.18	$10.41
2013
First quarter	$10.72	$8.83
Second quarter	$11.64	$9.24
Third quarter	$11.50	$10.44
Fourth quarter	$14.87	$11.14
Our Class B Shares are not listed on the NYSE and there is no, and we do not expect there would be any, other established trading market for these shares. All of our Class B Shares are owned by our executive managing directors and have no economic rights, but entitle holders to one vote per share on all matters submitted to a vote of our Class A Shareholders.
As of February 18, 2015, there were 11 holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends and Distributions” for information regarding dividends paid on our Class A Shares, as well as information on the declaration and payment of future dividends.
Recent Sales of Unregistered Securities
None.

Item 6. Selected Financial Data

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010

	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$1,542,284	$1,895,923	$1,226,602	$616,424	$924,503
Total expenses	835,649	826,879	1,927,956	2,040,313	2,099,156
Total other income	143,725	282,468	212,984	19,782	23,582
Income taxes	139,048	95,687	82,861	59,581	41,078
Consolidated Net Income (Loss)	$711,312	$1,255,825	$(571,231)	$(1,463,688)	$(1,192,149)

Allocation of Consolidated Net Income (Loss)
Class A Shareholders	$142,445	$261,767	$(310,723)	$(418,990)	$(294,413)
Noncontrolling interests	535,288	985,823	(262,200)	(1,044,698)	(897,736)
Redeemable noncontrolling interests	33,579	8,235	1,692	—	—
	$711,312	$1,255,825	$(571,231)	$(1,463,688)	$(1,192,149)
Earnings (Loss) Per Class A Share
Basic	$0.82	$1.68	$(2.17)	$(4.07)	$(3.35)
Diluted	$0.80	$1.62	$(2.17)	$(4.07)	$(3.35)
Weighted-Average Class A Shares Outstanding
Basic	172,843,926	155,994,389	142,970,660	102,848,812	87,910,977
Diluted	178,179,112	468,442,690	142,970,660	102,848,812	87,910,977

Dividends Paid per Class A Share	$1.72	$1.42	$0.40	$1.07	$0.88

Selected Balance Sheet Data
Cash and cash equivalents	$250,603	$189,974	$162,485	$149,011	$117,577
Assets of consolidated Och-Ziff funds	7,559,180	4,711,189	2,850,754	772,957	441,023
Total assets	9,302,886	6,869,274	4,597,676	2,044,103	2,093,924
Debt obligations	447,887	384,177	388,043	383,685	639,487
Liabilities of consolidated Och-Ziff funds	5,580,010	3,042,395	1,297,096	103,103	27,587
Total liabilities	7,065,038	4,577,667	2,677,495	1,385,003	1,646,669
Redeemable noncontrolling interests	545,771	76,583	8,692	—	—
Shareholders' deficit attributable to Class A Shareholders	(290,759)	(133,721)	(248,921)	(357,136)	(351,555)
Shareholders' equity attributable to noncontrolling interests	1,982,836	2,348,745	2,160,410	1,016,236	798,810
Total shareholders' equity	1,692,077	2,215,024	1,911,489	659,100	447,255

Economic Income Data
Economic Income Revenues— Non-GAAP(1)	$1,209,756	$1,630,487	$1,091,467	$553,476	$876,959
Economic Income—Non-GAAP(1)	729,943	1,098,696	694,114	273,772	566,758

Assets Under Management
Balance—beginning of period	$40,238,812	$32,603,930	$28,766,340	$27,934,696	$23,079,796
Inflows / (outflows)	6,134,745	3,380,622	562,980	1,233,897	2,928,530
Distributions / other reductions	(943,997)	(277,111)	(83,393)	(117,455)	(235,825)
Appreciation / (depreciation)	2,104,855	4,531,371	3,358,003	(284,798)	2,162,195
Balance—End of Period	$47,534,415	$40,238,812	$32,603,930	$28,766,340	$27,934,696

(1)
These items presented are non-GAAP financial measures that supplement, and should not be considered alternatives to, revenues, net income (loss) or cash flow from operations that have been prepared in accordance with GAAP, and are not necessarily indicative of liquidity or the cash available to fund operations. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Income Analysis” for important information about these non-GAAP measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part I—Item 1A. Risk Factors” of this annual report. Actual results may differ materially from those contained in any forward-looking statements. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. An investment in our Class A Shares is not an investment in any of our funds.
Overview
Overview of Our 2014 Financial Results
We reported GAAP net income allocated to Class A Shareholders of $142.4 million for the 2014 full year, compared to net income of $261.8 million for the 2013 full year. The year-over-year decrease was primarily due to lower incentive income and higher income taxes, partially offset by higher management fees, lower compensation and benefits expenses, and lower general, administrative and other expenses.
We reported Economic Income for the Company of $729.9 million for the 2014 full year, compared to $1.1 billion for the 2013 full year. The year-over-year decrease was principally driven by lower incentive income, partially offset by higher management fees and lower compensation and benefits expenses. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of 2014 Assets Under Management and Fund Performance
Assets under management totaled $47.5 billion as of December 31, 2014, increasing 18% year-over-year. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $15.2 billion, or 31.9% of our total assets under management as of December 31, 2014, increasing 42% year-over-year. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $13.4 billion, comprising 28% of assets under management as of December 31, 2014, increasing 59% year-over-year.
Assets under management in our multi-strategy products totaled $34.1 billion as of December 31, 2014, increasing 7% year-over-year. OZ Master Fund, our global multi-strategy fund, generated a net return of 5.5% for the 2014 full-year, and an annualized net return since inception of 12.8%. Assets under management for the fund were $27.9 billion as of December 31, 2014, increasing 11% year-over-year. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the OZ Master Fund.
Assets under management in our dedicated credit products totaled $10.3 billion as of December 31, 2014, increasing 49% year-over-year. Assets under management in our opportunistic credit funds were $5.1 billion as of December 31, 2014, increasing 18% year-over-year. OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a net return of 8.9% for the 2014 full-year, and an annualized net return since inception of 18.0%. Assets under management for the fund were $1.2 billion, increasing 139% year-over-year. Assets under management in Institutional Credit Strategies, our asset management platform that invests in performing credits, were $5.2 billion as of December 31, 2014, increasing 98% year-over-year.
Assets under management in our real estate funds totaled $2.0 billion as of December 31, 2014, increasing 108% year-over-year. The year-over-year increase was driven by the $1.5 billion closing of Och-Ziff Real Estate Fund III. Och-Ziff Real Estate Fund II finished its investment period in 2014. Since inception, the net internal rate of return (“IRR”) for the fund was 22.8% through December 31, 2014.
Market Environment
Our ability to successfully generate consistent, positive, absolute returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each strategy may be materially affected by conditions in the global markets.
Most global equity markets rallied strongly during 2014, with many of the major U.S. equity indices reaching record levels, despite periods of volatility throughout the year in response to various macroeconomic and geopolitical concerns, as well as a sharp decline in crude oil prices at year-end. Large-scale mergers and acquisitions volumes experienced a significant increase in

2014, and were the third highest on record globally, which drove market activity across geographies and industries. In the U.S., economic fundamentals and the labor market improved throughout 2014, resulting in the fastest pace of economic growth in more than a decade. Corporate earnings increased throughout the year, and consumer confidence continued to improve. The U.S. Federal Reserve remained accommodative and deferred any change in its interest rate policy, which further supported the markets.
In Europe, concerns around economic growth in the region persisted throughout 2014. While stimulus measures by the European Central Bank (“ECB”) in the first half had a positive effect, concerns about the European banking sector and the strength of core economies in the region weighed on investor sentiment throughout the balance of the year. A significant divergence in the performance of individual industry sectors and weak corporate earnings were also factors contributing to difficult market conditions in the region. The ECB's decision in December to defer the introduction of additional stimulus into 2015 contributed to the decline in European equity markets at year-end.
In Asia, markets increased throughout 2014 as the global macroeconomic environment improved. In Japan, while economic data remained mixed, equity markets there benefited from the Yen weakening versus the U.S. Dollar over the summer. In China, a liquidity injection from the People's Bank of China ("PBOC") early in the year, combined with the introduction of several government policies designed to benefit the housing sector over the summer, helped drive equity markets higher. Towards year-end, the PBOC's unexpected decision to cut interest rates for the first time since 2012, as well as launch of the Hong Kong-Shanghai Stock Connect program, further supported equity markets in China.
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
We typically accept capital from new and existing investors in our funds on a monthly basis on the first day of each month. Investors in our funds (other than investors in our real estate funds, certain opportunistic credit funds, our Institutional Credit Strategies products and certain other alternative investment vehicles we manage and other than with respect to capital invested in Special Investments) typically have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 90 days’ prior written notice. However, upon the payment of a redemption fee to the applicable fund and upon giving 30 days’ prior written notice, certain investors may redeem capital during the lock-up period. The lock-up requirements for our funds may generally be waived or modified at the sole discretion of each fund’s general partner or board of directors, as applicable.
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
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. However, from January 2015, we began to waive management fees and incentive income on new investments by our executive managing directors and certain other related parties. As of December 31, 2014, approximately 5% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 43% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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
Summary of Changes in Assets Under Management
The tables below present the changes to our assets under management for the respective periods based on the type of funds or investment vehicles we manage. During the fourth quarter of 2014, we reclassified certain funds from credit and from other into real estate funds. Prior period amounts have been reclassified to conform to the current presentation.

	Year Ended December 31, 2014
	December 31, 2013	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2014

	(dollars in thousands)
Multi-strategy funds	$31,768,578	$828,131	$—	$1,503,681	$34,100,390
Credit
Opportunistic credit funds	4,305,438	749,093	(501,935)	546,004	5,098,600
Institutional Credit Strategies	2,605,628	2,553,940	—	7,166	5,166,734
Real estate funds	970,568	1,475,219	(414,234)	(9,154)	2,022,399
Other	588,600	528,362	(27,828)	57,158	1,146,292
Total	$40,238,812	$6,134,745	$(943,997)	$2,104,855	$47,534,415

	Year Ended December 31, 2013
	December 31, 2012	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2013

	(dollars in thousands)
Multi-strategy funds	$27,846,914	$(92,303)	$—	$4,013,967	$31,768,578
Credit
Opportunistic credit funds	2,312,220	1,709,239	(197,926)	481,905	4,305,438
Institutional Credit Strategies	985,934	1,628,237	—	(8,543)	2,605,628
Real estate funds	980,781	76,444	(79,185)	(7,472)	970,568
Other	478,081	59,005	—	51,514	588,600
Total	$32,603,930	$3,380,622	$(277,111)	$4,531,371	$40,238,812

	Year Ended December 31, 2012
	December 31, 2011	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2012

	(dollars in thousands)
Multi-strategy funds	$26,383,689	$(1,416,676)	$—	$2,879,901	$27,846,914
Credit
Opportunistic credit funds	1,083,407	767,169	—	461,644	2,312,220
Institutional Credit Strategies	—	985,688	—	246	985,934
Real estate funds	948,699	114,617	(81,147)	(1,388)	980,781
Other	350,545	112,182	(2,246)	17,600	478,081
Total	$28,766,340	$562,980	$(83,393)	$3,358,003	$32,603,930

In 2014, our funds experienced performance-related appreciation of $2.1 billion and net inflows of $6.1 billion, which was comprised of $10.7 billion of gross inflows and $4.6 billion of gross outflows due to redemptions. Distributions and other reductions were $944.0 million, which was driven by a $334.9 million reduction in Och-Ziff Real Estate Fund II as a result of the expiration of the fund's investment period and $609.1 million in distributions to investors in our closed-end opportunistic credit, real estate and other funds that are in the process of winding down. The largest drivers of our gross inflows in 2014 were investors in our CLOs within Institutional Credit Strategies and direct allocations from private banks and pension funds, but we also saw growth from fund-of-funds and corporate, institutional and other. Gross inflows included $2.5 billion related to the launch of four additional CLOs within Institutional Credit Strategies and $1.5 billion in commitments to Och-Ziff Real Estate Fund III. Redemptions from fund-of-funds, pensions and private banks were the largest driver of our gross outflows in 2014.
In 2013, our funds experienced performance-related appreciation of $4.5 billion, net inflows of $3.4 billion, which was comprised of $7.8 billion of gross inflows and $4.5 billion of gross outflows due to redemptions, and $277.1 million in distributions to investors in our closed-end opportunistic credit and real estate funds that are in the process of winding down. The largest drivers of our gross inflows in 2013 were investors in our CLOs within Institutional Credit Strategies and direct allocations from pension funds, while redemptions from fund-of-funds were the largest driver of our gross outflows. Our gross inflows included $1.6 billion related to the launch of three additional CLOs within Institutional Credit Strategies.
In 2012, our funds experienced performance-related appreciation of $3.4 billion, net inflows of $563.0 million, which was comprised of $3.9 billion of gross inflows and $3.4 billion of gross outflows due to redemptions, and $83.4 million in distributions to investors in our closed-end real estate and other funds that are in the process of winding down. The largest drivers of our gross inflows in 2012 were investors in our CLOs within Institutional Credit Strategies and direct allocations from pension funds, while redemptions from fund-of-funds were the largest driver of our gross outflows. Our gross inflows included $970.9 million related to the launch of our first two CLOs within Institutional Credit Strategies in the second half of the year. We continued to see strong interest from new investors and existing investors who seek to expand their relationship with us. As a result, our credit-focused platforms experienced rapid growth.
Weighted-Average Assets Under Management and Average Management Fee Rate
The table below presents our weighted-average assets under management and the average management fee rate. Weighted-average assets under management exclude the impact of fourth quarter investment performance for the periods presented, as these amounts do not impact management fees calculated for the periods presented.

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Weighted-average assets under management	$44,402,016	$35,705,635	$29,992,653
Average management fee rate	1.46%	1.53%	1.63%
The decline in our average management fee rate for each of the periods presented was due primarily to a disproportionate increase in the assets under management in our opportunistic credit funds and our Institutional Credit Strategies products, which earn lower management fee rates than our multi-strategy funds, consistent with market convention for these products.
Fund Performance Information
The tables below present performance information for the funds we manage. All of our funds are managed by the Och-Ziff Funds segment with the exception of Och-Ziff Real Estate Funds I, II and III, which are managed by the real estate management business included in Other Operations.
The performance information presented in this report is not indicative of the performance of our Class A Shares and is not necessarily indicative of the future results of any particular fund, including the accrued unrecognized amounts of incentive income. An investment in our Class A Shares is not an investment in any of our funds. There can be no assurance that any of our existing or future funds will achieve similar results. The timing and amount of incentive income generated from our funds are inherently uncertain. Incentive income is a function of investment performance and realizations of investments, which vary period-to-period based on market conditions and other factors. We cannot predict when, or if, any realization of investments will occur. Incentive income recognized for any particular period is not a reliable indicator of incentive income that may be earned in subsequent periods.
The return information presented in this report represents, where applicable, the composite performance of all feeder funds that comprise each of the master funds presented. Gross return information is generally calculated using the total return of all feeder funds, net of all fees and expenses except management fees and incentive income of such feeder funds and master funds and the returns of each feeder fund include the reinvestment of all dividends and other income. Net return information is generally calculated as the gross returns less management fees and incentive income (except incentive income on unrealized gains attributable to Special Investments in certain funds that could reduce returns on these investments at the time of realization). Return information also includes realized and unrealized gains and losses attributable to Special Investments and initial public offering investments that are not allocated to all investors in the feeder funds. Investors that were not allocated Special Investments and initial public offering investments may experience materially different returns. The performance calculation for the OZ Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in OZ Master Fund in currencies other than the U.S. Dollar.
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees typically generally range from 1.00% to 2.75% of assets under management.
We generally crystallize incentive income from the majority of our multi-strategy funds on an annual basis. Incentive income is generally equal to 20% of the realized and unrealized profits attributable to each investor. A portion of the assets under management in each of the OZ Master Fund and our other multi-strategy funds is subject to initial commitment periods of three years, and certain of these assets are subject to hurdle rates (generally equal to the 3-month T-bill or LIBOR rate). However, once the investment performance has exceeded the hurdle rate for a portion of these assets, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets. See “—Understanding Our Results—Incentive Income” for additional information.

	Assets Under Management as of December 31,			Returns for the Year Ended December 31,						Annualized Returns Since Inception Through December 31, 2014
				2014		2013		2012
	2014	2013	2012	Gross	Net	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
OZ Master Fund(1)	$27,884,293	$25,210,607	$21,779,917	9.0%	5.5%	19.8%	13.9%	16.4%	11.6%	18.2%	(1)	12.8%	(1)
OZ Asia Master Fund	1,337,913	1,341,550	1,393,496	7.5%	4.0%	20.1%	13.5%	9.7%	7.0%	9.8%		5.7%
OZ Europe Master Fund	1,238,706	1,437,271	1,960,883	4.1%	1.8%	18.1%	12.4%	13.0%	8.6%	12.3%		8.1%
OZ Enhanced Master Fund(2)	1,135,868	662,898	—	12.1%	7.9%	20.9%	15.3%	n/a	n/a	20.0%		14.0%
Och-Ziff European Multi-Strategy UCITS Fund(2)	346,004	418,568	187,633	-4.7%	-6.7%	19.5%	14.8%	14.6%	11.5%	5.1%		2.3%
Other funds	2,157,606	2,697,684	2,524,985	n/m	n/m	n/m	n/m	n/m	n/m	n/m		n/m
	$34,100,390	$31,768,578	$27,846,914
_______________

(1)
The annualized returns since inception are those of the Och-Ziff Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to its discretion and have varied materially since inception and are expected to vary materially in the future. As of December 31, 2014, the gross and net annualized returns since the OZ Master Fund’s inception on January 1, 1998 were 14.1% and 9.6%, respectively.

(2)
The OZ Enhanced Master Fund and Och-Ziff European Multi-Strategy UCITS Fund launched in 2013 and 2012, respectively; therefore, returns presented are from each fund's inception through December 31 in those respective years.

In 2014, assets under management in our multi-strategy funds increased $2.3 billion, or 7%, year-over-year. Of this amount, $1.5 billion was due to performance-related appreciation, driven by the performance of the OZ Master Fund, our global multi-strategy fund, which generated a net return of 5.5% for the 2014 full year. During 2014, the performance of this fund was driven by its long/short equity special situations strategy in the U.S. and credit-related strategies globally. The remaining increase was due to capital net inflows of $828.1 million. Approximately $1.3 billion of capital net inflows to the OZ Master Fund was partially offset by net outflows from the OZ Europe Master Fund and certain other multi-strategy funds.
In 2013, the $3.9 billion year-over-year increase in assets under management in our multi-strategy funds was primarily due to performance-related appreciation of $4.0 billion, driven by the OZ Master Fund, which generated a net return of 13.9% for the 2013 full year. Performance in the OZ Master Fund was driven primarily by long/short equity special situations and structured and corporate credit. This increase was partially offset by capital net outflows of $92.3 million.
Credit

	Assets Under Management as of December 31,
	2014	2013	2012

	(dollars in thousands)
Opportunistic credit funds	$5,098,600	$4,305,438	$2,312,220
Institutional Credit Strategies	5,166,734	2,605,628	985,934
	$10,265,334	$6,911,066	$3,298,154
Opportunistic Credit Funds
Our opportunistic credit funds seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally.
Certain of our opportunistic credit funds are open-end and allow for contributions and redemptions (subject to initial lock-up and notice periods) on a periodic basis similar to our multi-strategy funds. Our remaining opportunistic credit funds are closed-end, whereby investors make a commitment that is funded over an investment period. Upon the expiration of an investment period, the investments are then sold or realized over a period of time, and distributions are made to the investors in the fund.
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.75% to 1.75% of the net asset value of these funds. See “—Understanding Our Results—Incentive Income” for additional information, including the recognition of incentive income for funds that we consolidate.
The table below presents assets under management and investment performance information for certain of our opportunistic credit funds. Incentive income related to these funds is generally equal to 20% of realized and unrealized profits attributable to each investor, and a portion of these assets under management is subject to hurdle rates (generally 5% to 8%). However, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. The measurement periods for these assets under management generally range from one to five years.

	Assets Under Management as of December 31,			Returns for the Year Ended December 31,						Annualized Returns Since Inception Through December 31, 2014
	2014	2013	2012	2014		2013		2012
				Gross	Net	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
OZ Credit Opportunities Master Fund	$1,206,009	$504,603	$223,602	12.4%	8.9%	24.5%	18.2%	42.3%	31.7%	24.3%	18.0%
Customized Credit Focused Platform	1,773,592	1,533,062	827,730	17.8%	13.3%	22.0%	16.6%	47.5%	35.6%	23.7%	17.9%
Closed-end opportunistic credit funds	1,616,377	1,865,632	1,260,888	See below for return information on our closed-end opportunistic credit funds.
Other funds	502,622	402,141	—	n/m	n/m	n/m	n/m	n/m	n/m	n/m	n/m
	$5,098,600	$4,305,438	$2,312,220
_______________
n/m not meaningful
In 2014, $793.2 million, or 18%, year-over-year increase in our opportunistic credit funds was due to $546.0 million of performance-related appreciation, capital net inflows of $749.1 million and $501.9 million in distributions to investors in our closed-end opportunistic credit fund. The performance-related appreciation was driven by strong investment performance across all of these funds and platforms, including the OZ Credit Opportunities Master Fund, our global opportunistic credit fund, which generated a net return of 8.9% for the 2014 full year. The capital net inflows were driven primarily by capital net inflows of $627.3 million into the OZ Credit Opportunities Master Fund.
In 2013, the $2.0 billion year-over-year increase in our opportunistic credit funds was due to $1.7 billion of capital net inflows, performance-related appreciation of $481.9 million and $197.9 million of distributions to investors in our closed-end opportunistic credit funds that are in wind-down. The capital net inflows were driven primarily by capital net inflows across our opportunistic credit products. The performance-related appreciation was driven by strong investment performance across all of these funds and platforms, including the OZ Credit Opportunities Master Fund, which generated a net return of 18.2% for the 2013 full year.
The table below presents assets under management, IRRs, multiple on invested capital (“MOIC”) and other information for our closed-end opportunistic credit funds. Incentive income related to these funds is generally equal to 20% of the cumulative realized profits attributable to each investor over the life of the fund, subject to hurdle rates (generally 5% to 6%), and is recognized at or near the end of the life of the fund when it is no longer subject to clawback. However, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. The investment periods for these funds may generally be extended for an additional one to two years.

	Assets Under Management as of December 31,			Inception to Date as of December 31, 2014
						IRR
	2014	2013	2012	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
OZ European Credit Opportunities Fund (2012-2015)	$574,602	$523,878	$188,786	$459,600	$293,487	20.2%	15.3%	1.5x
OZ Structured Products Domestic Fund II (2011-2014)(5)	434,921	446,449	382,059	326,850	326,850	24.7%	19.2%	1.8x
OZ Structured Products Offshore Fund II (2011-2014)(5)	373,082	382,247	330,238	304,531	304,531	22.1%	17.0%	1.6x
OZ Structured Products Offshore Fund I (2010-2013)(5)	31,498	136,882	221,681	155,098	155,098	24.3%	19.4%	2.0x
OZ Structured Products Domestic Fund I (2010-2013)(5)	17,080	87,149	138,124	99,986	99,986	23.2%	18.4%	2.0x
Other funds	185,194	289,027	—	316,250	176,300	n/m	n/m	n/m
	$1,616,377	$1,865,632	$1,260,888	$1,662,315	$1,356,252
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows into and outflows from the fund as of December 31, 2014, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

(3)
Net IRR is calculated as described in footnote (2), but is reduced by all management fees, as well as paid incentive and accrued incentive income that will be payable upon the distribution of each fund’s capital in accordance with the terms of the relevant fund. Accrued incentive income may be higher or lower at such time. The net IRR represents a composite rate of return for a fund and does not reflect the net IRR specific to any individual investor.

(4)
Gross MOIC for our closed-end opportunistic credit funds is calculated by dividing the sum of the net asset value of the fund, accrued incentive income, life-to-date incentive income and management fees paid and any non-recallable distributions made from the fund by the invested capital.

(5)
These funds have concluded their investment periods and are in the process of winding down, and therefore we expect assets under management for these funds to decrease as investments are sold and the related proceeds are distributed to the investors in these funds.

Institutional Credit Strategies
Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs and other customized solutions for clients.

			Assets Under Management as of December 31,
	Closing Date	Initial Deal Size	2014	2013	2012

		(dollars in thousands)
CLOs:
OZLM I	July 19, 2012	$510,700	$468,242	$465,614	$456,130
OZLM II	November 1, 2012	560,100	517,050	514,436	514,804
OZLM III	February 20, 2013	653,250	613,190	610,254	—
OZLM IV	June 27, 2013	600,000	542,744	546,077	—
OZLM V	December 17, 2013	501,250	470,428	469,247	—
OZLM VI	April 16, 2014	621,250	592,707	—	—
OZLM VII	June 26, 2014	824,750	796,271	—	—
OZLM VIII	September 9, 2014	622,250	596,858	—	—
OZLM IX	December 22, 2014	510,208	494,244	—	—
		5,403,758	5,091,734	2,605,628	970,934
Other funds	n/a	n/a	75,000	—	15,000
		$5,403,758	$5,166,734	$2,605,628	$985,934

Assets under management for our CLOs are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for the CLOs are generally 0.50% of assets under management. Incentive income from our CLOs is equal to 20% of the excess cash flows due to the holders of the subordinated notes issued by the CLOs, subject to a 12% hurdle rate. We consolidate our CLOs, and therefore the management fees and incentive income from these entities is eliminated in consolidation. See “—Understanding Our Results—Incentive Income” for additional information. Because of the hurdle rate and structure of our CLOs, we do not expect to earn a meaningful amount of incentive income from these entities, and therefore no return information is presented for these vehicles.
The $2.6 billion year-over-year increase in 2014 and the $1.6 billion year-over-year increase in 2013 in assets under management was driven by the launch of additional CLOs each year, as presented in the table above.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.65% to 1.50% of assets under management.
The tables below present assets under management, investment performance and other information for our real estate funds. Incentive income related to these funds is equal to 20% of the cumulative realized profits attributable to each investor over the life of the fund, subject to hurdle rates (generally 6% to 10%). However, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. We consolidate most of our real estate funds, and therefore incentive income from these funds is eliminated in consolidation. See “—Understanding Our Results—Incentive Income” for additional information, including the recognition of incentive income for funds we consolidate. Management fees from the real estate funds are generally paid to us directly by the investors in those funds, and therefore those amounts are not eliminated in consolidation.

	Assets Under Management as of December 31,
	2014	2013	2012

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$47,187	$72,389	$151,574
Och-Ziff Real Estate Fund II	409,338	767,994	740,245
Och-Ziff Real Estate Fund III	1,438,000	—	—
Other funds	127,874	130,185	88,962
	$2,022,399	$970,568	$980,781

	Inception to Date as of December 31, 2014
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$384,056	$753,217	25.0%	15.3%	2.0x	$359,360	$744,034	27.9%	2.1x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	691,140	1,105,178	36.7%	22.8%	1.6x	343,130	619,700	49.3%	1.8x
Och-Ziff Real Estate Fund III(8) (2014-2019)	1,500,000	13,200	13,200	n/m	n/m	n/m	—	—	n/m	n/m
Other funds	233,682	142,730	182,965	n/m	n/m	n/m	—	—	n/m	n/m
	$2,981,271	$1,231,126	$2,054,560				$702,490	$1,363,734

	Unrealized Investments as of December 31, 2014
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$24,696	$9,183	0.4x
Och-Ziff Real Estate Fund II (2011-2014)(7)	348,010	485,478	1.4x
Och-Ziff Real Estate Fund III (2014-2019)(8)	13,200	13,200	n/m
Other funds	142,730	182,965	n/m
	$528,636	$690,826
_______________

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of December 31, 2014. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of December 31, 2014.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of December 31, 2014, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

(5)
Net IRR is calculated as described in footnote (4), but is reduced by all management fees and other fund-level fees and expenses not adjusted for in the calculation of gross IRR. Net IRR is further reduced by paid incentive and accrued incentive income that will be payable upon the distribution of each fund’s capital in accordance with the terms of the relevant fund. Accrued incentive income may be higher or lower at such time. The net IRR represents a composite rate of return for a fund and does not reflect the net IRR specific to any individual investor.

(6)
Gross MOIC for our real estate funds is calculated by dividing the value of a fund’s investments by the invested capital, prior to adjustments for incentive income, management fees or other expenses to be paid by the fund.

(7)
These funds have concluded their investment periods and are in the process of winding down, and therefore we expect assets under management for these funds to decrease as investments are sold and the related proceeds are distributed to the investors in these funds.

(8)	This fund recently launched and has only invested a small portion of its committed capital; therefore, IRR and MOIC information is not presented, as it is not meaningful.
In 2014, the $1.1 billion year-over-year increase in assets under management in our real estate funds was driven by an increase of $1.4 billion related to the launch of Och-Ziff Real Estate Fund III, partially offset by a $334.9 million reduction in assets under management resulting from the expiration of the investment period of Och-Ziff Real Estate Fund II. In 2013, assets under management were essentially unchanged year-over-year.
Other
Our other assets under management are comprised of funds that are generally strategy-specific, including our equity, Africa and energy funds. Management fees for these funds range from 1.00% to 1.75% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. Incentive income for our equity funds is generally 20% of realized and unrealized annual profits attributable to each investor. Incentive income related to the Africa and energy funds is generally 20% of cumulative realized profits attributable to each investor, and is subject to hurdle rates (generally

8%). Incentive income for the Africa and energy funds is generally not recognized as revenue until at or near the end of the life of the fund when it is no longer subject to clawback. See “—Understanding Our Results—Incentive Income” for additional information.
Longer-Term Assets Under Management
As of December 31, 2014, approximately 31.9% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the gross amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues, as we recognize incentive income at the end of the commitment period when amounts are no longer subject to clawback. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	December 31, 2014
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive

	(dollars in thousands)
Multi-strategy funds	$3,659,955	$69,720
Credit
Opportunistic credit funds	4,029,896	168,444
Institutional Credit Strategies	5,166,734	—
Real estate funds	2,022,399	93,091
Other	271,065	—
	$15,150,049	$331,255
We recognize incentive income on our longer-term assets under management in our multi-strategy funds and open-end opportunistic credit funds at the end of their respective commitment periods, which are generally three to five years. We expect the commitment period with respect to approximately 2% and 25% of the longer-term assets under management in our multi-strategy funds to mature during the first quarter of 2015 and remainder of 2015, respectively. We do not expect a significant amount of longer-term assets under management in our open-end opportunistic credit funds to mature in 2015. Incentive income related to assets under management in our closed-end opportunistic credit funds and our real estate funds is generally recognized at or near the end of the life of each fund. These funds generally begin to wind down after the conclusion of their respective investment period, as presented in the tables above. However, these investment periods may generally be extended for an additional one to two years.
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
The ability of investors to contribute capital to and redeem capital from our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ investment performance. Both of these factors directly impact the revenues we earn from management fees and incentive income. For example, a $1 billion increase or decrease in assets under management subject to a 2% management fee would generally increase or decrease annual management fees by $20 million. If net profits attributable to a fee-paying fund investor were $10 million in a given year, we generally would earn incentive income equal to $2 million, assuming a 20% incentive income rate, a one-year commitment period, no hurdle rate and no high-water marks from prior years.
For any given quarter, our revenues will be influenced by the combination of assets under management and the investment performance of our funds. For the first three quarters of each year, our revenues will be primarily comprised of the management fees we have earned for each respective quarter. In addition, we may recognize incentive income for assets under management for which the measurement period expired in that quarter, such as assets subject to three-year commitment periods, or incentive income related to fund investor redemptions, and these amounts may be significant. In the fourth quarter, our revenues will be primarily comprised of the management fees we have earned for the quarter, as well as incentive income related to the full-year investment performance generated on assets under management that are subject to one-year commitment periods, or for other assets under management for which the commitment period expired in that quarter.
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate for the fourth quarter of 2014 was approximately 1.43%. This average rate takes into account the effect of non-fee paying assets under management, as well as our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes.
Incentive Income. We earn incentive income based on the cumulative performance of our funds over a commitment period. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor in our multi-strategy funds, open-ended opportunistic credit funds and certain other funds, but it excludes unrealized gains and losses attributable to Special Investments. For our closed-end opportunistic credit funds, real estate funds and certain other funds, incentive income is typically equal to 20% of the realized profits attributable to each fund investor. For our CLOs within Institutional Credit Strategies, incentive income is typically 20% of the excess cash flows available to the holders of the subordinated notes. Our ability to earn incentive income from some of our funds may be impacted by hurdle rates as further discussed below.
For funds that we consolidate, including our real estate funds, certain opportunistic credit funds and certain other funds, incentive income is recognized by allocating a portion of the net income of the consolidated Och-Ziff funds to us rather than to the fund investors (noncontrolling interests). Incentive income allocated to us is not reflected as incentive income in our consolidated revenues, as these amounts are eliminated in consolidation. The allocation of incentive income to us is based on the contractual terms of the relevant fund agreements. As a result, we may recognize earnings related to our incentive income allocation from the consolidated Och-Ziff funds prior to the end of their respective commitment periods, and therefore we may recognize earnings that are subject to clawback to the extent a consolidated fund generates subsequent losses. For Economic Income purposes, we defer recognition of these earnings until they are no longer subject to clawback.
For funds that we do not consolidate, incentive income is not recognized until the end of the applicable commitment period when the amounts are contractually payable, or “crystallized.” Additionally, all of our multi-strategy funds and open-ended opportunistic credit funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning we will not be able to earn incentive income with respect to positive investment performance we generate for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark.
The commitment period for most of our assets under management is on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31. We may also recognize incentive income related to fund investor redemptions at other times during the year. Additionally, we may recognize a material amount of incentive income during the year related to assets subject to three-year commitment periods for which such period has expired (including the rollover of a portion of these assets into one-year commitment periods upon the conclusion of the initial three-year period), as well as assets in certain of our opportunistic credit funds, real estate funds and certain other funds we manage, which typically have commitment periods of three years or longer. We may also recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to us to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be recognized by us until the end of the relevant commitment period (if at all).
In addition to assets under management subject to one-year commitment periods, approximately $15.2 billion, or 31.9%, of our assets under management as of December 31, 2014 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and certain other multi-strategy funds, as well as assets in our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs within Institutional Credit Strategies, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.
Income of Consolidated Och-Ziff Funds. Revenues recorded as income of consolidated Och-Ziff funds consist of interest income, dividend income and other miscellaneous items.
Expenses
Compensation and Benefits. Compensation and benefits is comprised of salaries, benefits, payroll taxes, and discretionary and guaranteed cash bonus expense. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising a significant portion of total compensation and benefits. These cash bonuses are based on total annual revenues, which are significantly influenced by the amount of incentive income we earn in the year. Annual discretionary cash bonuses are generally determined and expensed in the fourth quarter each year. Compensation and benefits also includes equity-based compensation expense, which is primarily in the form of RSUs granted to our independent board members, employees and executive managing directors, as well as Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings.
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
We also have profit-sharing arrangements whereby certain employees or executive managing directors are entitled to a share of incentive income distributed by certain funds. This incentive income is typically paid to us, and a portion is paid to the participant, as investments held by these funds are realized. We defer the recognition of any portion of this incentive income to the extent it is subject to clawback and relates to a fund that is not consolidated. See “—Incentive Income” above. To the extent that the payments to the employees or executive managing directors are probable and reasonably estimable, we accrue these payments as compensation expense for GAAP purposes, which may occur prior to the recognition of the related incentive income.
In August 2012, we adopted the PIP, under which certain of our executive managing directors at the time of the IPO may be eligible to receive discretionary cash awards and discretionary grants of Och-Ziff Operating Group D Units over a five-year period that commenced in 2013. Each year, an aggregate of up to 2,770,749 Och-Ziff Operating Group D Units may be granted under the PIP to the participating executive managing directors. Aggregate discretionary cash awards for each year under the PIP will be capped at 10% of our incentive income earned during such year, up to a maximum of $39.6 million. In addition to awards under the PIP, we may also issue additional performance-related Och-Ziff Operating Group D Units or make discretionary performance cash payments to our executive managing directors.

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
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding under the 4.50% Notes issued in November 2014 and, prior to repayment in November 2014, interest on our delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”). We also have indebtedness outstanding under a secured multiple draw term loan agreement entered into in February 2014 to finance installment payments made toward the purchase of a new corporate aircraft that was delivered to us in February 2015 (the “Aircraft Loan”). Interest expense related to the Aircraft Loan has been capitalized and, therefore, is not included in interest expense prior to aircraft delivery. Following aircraft delivery in 2015, interest on the Aircraft Loan is fixed at 3.22% per annum. See “—Liquidity and Capital Resources—Debt Obligations” for additional information.
General, Administrative and Other. General, administrative and other expenses are related to recurring placement and related service fees, occupancy and equipment, professional services, information processing and communications, insurance, business development, changes in our tax receivable agreement liability and other miscellaneous expenses.
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
Additionally, we consolidate a credit-focused hedge fund that we manage, wherein investors are able to redeem their interests after an initial lock-up period of one to three years. Allocations of earnings to these interests are reflected within net income allocated to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss).
Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues

	Year Ended December 31,		Change
	2014	2013	$	%

	(dollars in thousands)
Management fees	$664,221	$556,427	$107,794	19%
Incentive income	507,261	1,076,547	(569,286)	-53%
Other revenues	1,303	2,150	(847)	-39%
Income of consolidated Och-Ziff funds	369,499	260,799	108,700	42%
Total Revenues	$1,542,284	$1,895,923	$(353,639)	-19%
Total revenues decreased by $353.6 million, primarily due to the following:

•
A $569.3 million decrease in incentive income, primarily due to lower year-over-year performance across our funds, as well as the following: (i) a $71.1 million decrease related to fund investor redemptions; (ii) $69.6 million of incentive income crystallized in 2013 that was not repeated in 2014, which related to the restructuring of terms and the expansion of a relationship with an existing investor in certain of our opportunistic credit assets; (iii) a $49.8 million decrease related to longer-term multi-strategy assets; (iv) an offsetting $30.4 million increase in the tax distributions taken to cover tax liabilities on incentive income that has been accrued by certain funds we manage, but that will not be realized until the end of the relevant commitment period; and (v) an offsetting $34.5 million increase in incentive income crystallized on certain longer-term opportunistic credit assets.

•
A $108.7 million offsetting increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•
A $107.8 million offsetting increase in management fees, primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. See “Assets Under Management—Weighted-Average Assets Under Management and Average Management Fee Rate” for information regarding our average management fee rate.

Expenses

	Year Ended December 31,		Change
	2014	2013	$	%

	(dollars in thousands)
Compensation and benefits	$492,712	$554,069	$(61,357)	-11%
Reorganization expenses	16,083	16,087	(4)	—%
Interest expense	8,166	7,011	1,155	16%
General, administrative and other	132,800	149,874	(17,074)	-11%
Expenses of consolidated Och-Ziff funds	185,888	99,838	86,050	86%
Total Expenses	$835,649	$826,879	$8,770	1%
Total expenses increased by $8.8 million, primarily due to the following:

•
An $86.1 million increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. These expenses, however, may reduce the amount of earnings from the consolidated funds allocated to us through our incentive income allocation as general partner of these funds.

•
A $61.4 million offsetting decrease in compensation and benefits expenses, primarily due to a $63.0 million decrease in bonus expense, which was driven by lower year-over-year performance across our funds. In addition, equity-based compensation expense decreased $19.1 million primarily due to lower amortization of Och-Ziff Operating Group A Units. The lower amortization was driven primarily by a $12.9 million one-time charge taken in the second quarter of 2013 related to the conversion of vested Och-Ziff Operating Group D Units (non-equity interests) into Och-Ziff Operating Group A Units, as well as a $4.2 million charge in the third quarter of 2013 in connection with the departure of a former executive managing director. Partially offsetting these decreases was a $13.7 million increase in salaries and benefits due in part to our hiring activities globally. Our worldwide headcount increased to 595 as of December 31, 2014 compared to 546 as of December 31, 2013. Also partially offsetting the decrease was a $7.1 million increase in the allocation to Och-Ziff Operating Group D Units, primarily driven by an increase in the number of Och-Ziff Operating Group D Units outstanding throughout 2014 compared to 2013, partially offset by lower year-over-year earnings of the Och-Ziff Operating Group.

•
A $17.1 million offsetting decrease in general, administrative and other expenses, primarily driven by a decrease of $31.9 million due to a change in tax receivable agreement liability as a result of updated estimated future income tax savings at the state and local level, as well as a $13.2 million decline in professional services. These decreases were partially offset by a $16.9 million increase in placement fees and a $7.8 million increase in insurance costs.  The remaining variance was driven by a combination of various other miscellaneous expenses.

Other Income

	Year Ended December 31,		Change
	2014	2013	$	%

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$5,999	$1,966	$4,033	205%
Net gains of consolidated Och-Ziff funds	137,726	280,502	(142,776)	-51%
Total Other Income	$143,725	$282,468	$(138,743)	-49%
Total other income decreased by $138.7 million, primarily due to a decrease in net gains of consolidated Och-Ziff funds. Substantially all of these net gains are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds. Partially offsetting the decrease was a $4.0 million increase in net gains on investments in Och-Ziff funds and joint ventures driven by the sale of an investment held by a joint venture during the first quarter of 2014.

Income Taxes

	Year Ended December 31,		Change
	2014	2013	$	%

	(dollars in thousands)
Income taxes	$139,048	$95,687	$43,361	45%
Income tax expense increased by $43.4 million, primarily driven by a $40.0 million increase due to changes in income apportionment factors at the state and local level. Also contributing to the year-to-date change was a $7.8 million increase in income tax expense related to the finalization of our tax returns, as well as a $7.0 million increase related to the establishment of a liability for unrecognized tax benefits in 2014. Offsetting these increases was the impact of lower profitability and various other items. See Note 12 to our consolidated financial statements included in this annual report for information regarding the items affecting our effective income tax rate.
Net Income Allocated to Noncontrolling Interests
The following table presents the components of the net income allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Year Ended December 31,		Change
	2014	2013	$	%

	(dollars in thousands)
Och-Ziff Operating Group A Units	$365,793	$616,843	$(251,050)	-41%
Consolidated Och-Ziff funds	169,142	364,859	(195,717)	-54%
Other	353	4,121	(3,768)	-91%
Total	$535,288	$985,823	$(450,535)	-46%

Redeemable noncontrolling interests	$33,579	$8,235	$25,344	308%
Net income allocated to noncontrolling interests decreased $450.5 million primarily due to the following:

•
A $251.1 million decrease in the net income allocated to the Och-Ziff Operating Group A Units, driven primarily by lower incentive income, partially offset by higher management fees, lower compensation and benefit expenses and lower general, administrative and other expenses, as discussed above.

•
A $195.7 million decrease in the net income allocated to the consolidated Och-Ziff funds, driven primarily by the decrease in net gains of consolidated Och-Ziff funds and higher expenses in those funds.

The $25.3 million increase in net income allocated to redeemable noncontrolling interests was driven primarily by the increase in the size of the opportunistic credit fund that is currently classified as redeemable noncontrolling interests.
Net Income Allocated to Class A Shareholders

	Year Ended December 31,		Change
	2014	2013	$	%

	(dollars in thousands)
Net income allocated to Class A Shareholders	$142,445	$261,767	$(119,322)	-46%
Net income allocated to Class A Shareholders decreased by $119.3 million, primarily due to lower incentive income and higher income taxes, partially offset by higher management fees, lower compensation and benefit expenses, and lower general, administrative and other expenses as discussed above.

Year Ended December 31, 2013 Compared to Year Ended Year Ended December 31, 2012
Revenues

	Year Ended December 31,		Change
	2013	2012	$	%

	(dollars in thousands)
Management fees	$556,427	$504,395	$52,032	10%
Incentive income	1,076,547	595,727	480,820	81%
Other revenues	2,150	1,038	1,112	107%
Income of consolidated Och-Ziff funds	260,799	125,442	135,357	108%
Total Revenues	$1,895,923	$1,226,602	$669,321	55%
Total revenues increased by $669.3 million, primarily due to the following:

•
A $480.8 million increase in incentive income, driven by the improved investment performance in our funds. Also contributing to the increase was the crystallization of $69.6 million of incentive income during the 2013 first quarter on certain of our credit assets due to the restructuring of the terms and the expansion of a relationship with an existing investor. Additionally, the crystallization of $80.3 million of incentive income on a portion of our multi-strategy assets under management for which the three-year commitment period expired during 2013 contributed to the increase.

•
A $52.0 million increase in management fees, primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. See “Assets Under Management—Weighted-Average Assets Under Management and Average Management Fee Rate” for information regarding our average management fee rate.

•
A $135.4 million increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

Expenses

	Year Ended December 31,		Change
	2013	2012	$	%

	(dollars in thousands)
Compensation and benefits	$554,069	$389,153	$164,916	42%
Reorganization expenses	16,087	1,396,882	(1,380,795)	-99%
Interest expense	7,011	6,062	949	16%
General, administrative and other	149,874	116,873	33,001	28%
Expenses of consolidated Och-Ziff funds	99,838	18,986	80,852	426%
Total Expenses	$826,879	$1,927,956	$(1,101,077)	-57%
Total expenses decreased by $1.1 billion, primarily due to the following:

•
A $1.4 billion decrease in Reorganization expenses, as substantially all of the Och-Ziff Operating Group A Units granted in connection with the Reorganization were expensed on a straight-line basis over a five-year vesting period following the 2007 Offerings, which concluded in November 2012.

•
A $164.9 million offsetting increase primarily due to the following: (i) a $95.4 million increase in bonus expense due to higher incentive income resulting from improved investment performance, including $39.6 million received in 2013 by eligible executive managing directors under the PIP; (ii) a $47.8 million increase in equity-based compensation driven by the amortization of Och-Ziff Operating Group A Units and RSUs granted to our executive managing directors subsequent to the end of 2012; (iii) an $11.0 million increase in salaries and benefits due in part to an increase in our worldwide headcount from 468 as of December 31, 2012, to 546 as of December 31, 2013; and (iv) a $10.7 million increase in amounts allocated to the Och-Ziff Operating Group D Units primarily due an increase in the number of Och-Ziff Operating Group D Units outstanding, as well as due to higher incentive income.

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
Total other income increased by $69.5 million, primarily due to an increase in net gains of consolidated Och-Ziff funds. Substantially all of these net gains are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.
Income Taxes

	Year Ended December 31,		Change
	2013	2012	$	%

	(dollars in thousands)
Income taxes	$95,687	$82,861	$12,826	15%
Income tax expense increased by $12.8 million, primarily due to a $35.6 million increase related to higher profitability. These increases were partially offset by a $13.5 million decrease related to the finalization of our 2012 income tax returns and a $10.2 million decrease in state and local taxes primarily due to income apportionment factors at the state and local level. See Note 12 to our consolidated financial statements included in this annual report for information regarding the items affecting our effective income tax rate. As of and for the years ended December 31, 2013 and 2012, we were not required to establish a liability for uncertain tax positions.

Net Income (Loss) Allocated to Noncontrolling Interests
The following table presents the components of the net income (loss) allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Year Ended December 31,		Change
	2013	2012	$	%

	(dollars in thousands)
Och-Ziff Operating Group A Units	$616,843	$(538,055)	$1,154,898	n/m
Consolidated Och-Ziff funds	364,859	266,341	98,518	37%
Other	4,121	9,514	(5,393)	-57%
Total	$985,823	$(262,200)	$1,248,023	n/m

Redeemable noncontrolling interests	$8,235	$1,692	$6,543	387%
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

•	A $98.5 million increase in the net income allocated to the consolidated Och-Ziff funds driven primarily by the increases in income and net gains of consolidated Och-Ziff funds discussed above.
Net Income (Loss) Allocated to Class A Shareholders

	Year Ended December 31,		Change
	2013	2012	$	%

	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders	$261,767	$(310,723)	$572,490	n/m
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

In addition, expenses related to compensation and profit-sharing arrangements based on fund investment performance are recognized at the end of the relevant commitment period, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund.
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
We currently have two operating segments: the Och-Ziff Funds segment and our real estate business. The Och-Ziff Funds segment is currently our only reportable segment under GAAP and provides asset management services to our multi-strategy funds, dedicated opportunistic credit funds and other alternative investment vehicles. Our real estate business, which provides asset management services to our real estate funds, is included within Other Operations as it does not meet the threshold of a reportable business segment under GAAP.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Economic Income Revenues (Non-GAAP)

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Management fees	$634,007	$15,276	$649,283	$534,865	$10,894	$545,759
Incentive income	527,898	31,272	559,170	1,082,578	—	1,082,578
Other revenues	1,275	28	1,303	2,130	20	2,150
Total Economic Income Revenues	$1,163,180	$46,576	$1,209,756	$1,619,573	$10,914	$1,630,487
Economic Income revenues decreased by $420.7 million, primarily due to the following:

•
A $523.4 million decrease in incentive income, primarily due to lower year-over-year performance across our funds, as well as the following: (i) a $71.1 million decrease related to fund investor redemptions; (ii) $69.6 million of incentive income crystallized in 2013 that was not repeated in 2014, which related to the restructuring of terms and the expansion of a relationship with an existing investor in certain of our opportunistic credit assets; (iii) a $49.8 million decrease related to longer-term multi-strategy assets; (iv) an offsetting $34.2 million increase in the tax distributions taken to cover tax liabilities on incentive income that has been accrued by certain funds we manage, but that will not be realized until the end of the relevant commitment period; (v) an offsetting $44.7 million increase in incentive income crystallized on certain longer-term opportunistic credit assets; and (vi) an offsetting $31.3 million increase in incentive income crystallized in Other Operations related to the wind-down of Och-Ziff Real Estate Fund I.
We earned approximately 74%, 17%, 6% and 3% of our incentive income in 2014 from our multi-strategy, opportunistic credit, real estate and other funds, respectively, compared to 90%, 9%, 0% and 1%, respectively, in 2013.

•
A $103.5 million offsetting increase in management fees, primarily due to the year-over-year growth in assets under management, which was driven by a combination of capital net inflows and performance-related appreciation. See “Assets Under Management—Weighted-Average Assets Under Management and Average Management Fee Rate” for information regarding our average management fee rate.

Economic Income Expenses (Non-GAAP)

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$336,097	$22,455	$358,552	$393,268	$12,868	$406,136
Non-compensation expenses	123,965	2,178	126,143	123,614	2,240	125,854
Total Economic Income Expenses	$460,062	$24,633	$484,695	$516,882	$15,108	$531,990
Economic Income expenses decreased by $47.3 million, primarily due to the following:

•
A $47.6 million decrease in compensation and benefit expenses driven by a $61.3 million decrease in cash bonus expense, primarily due to lower incentive income as discussed above. An offsetting $13.7 million increase in compensation and benefits driven by higher salaries and benefits due to our hiring activities globally as discussed above in “—Results of Operations.” The ratio of salaries and benefits to management fees was 16% in 2014 and 2013. The ratio of bonus expense to Economic Income revenues was 21% in 2014, compared to 19% in 2013.

•
A $289 thousand increase in non-compensation expenses, as a $13.2 million decrease in professional services was more than offset by higher insurance and infrastructure cost. The ratio of non-compensation expense to management fees was 19% in 2014, compared to 23% in 2013. We expect this ratio to increase during 2015 as a result of an increase in interest expense and a potential increase in legal expenses.

Other Economic Income Items (Non-GAAP)

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Net gains on joint ventures	$4,874	$—	$4,874	$1,533	$—	$1,533
Net income (loss) allocated to noncontrolling interests	$(8)	$—	$(8)	$(12)	$1,346	$1,334
Net gains on joint ventures represent the net gains on joint ventures established to expand certain of our private investments platforms. Net income (loss) allocated to noncontrolling interests represents the amount of income (loss) that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us. The year-over-year increase in net gains on joint ventures was primarily due to the sale of an investment held by a joint venture.

Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2014	2013	$	%

	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$708,000	$1,104,236	$(396,236)	-36%
Other Operations	21,943	(5,540)	27,483	n/m
Total Company	$729,943	$1,098,696	$(368,753)	-34%
Economic Income decreased by $368.8 million, primarily due to a decrease in incentive income, partially offset by higher management fees and lower compensation and benefits expenses.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Economic Income Revenues (Non-GAAP)

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Management fees	$534,865	$10,894	$545,759	$479,379	$10,616	$489,995
Incentive income	1,082,578	—	1,082,578	600,434	—	600,434
Other revenues	2,130	20	2,150	930	108	1,038
Total Economic Income Revenues	$1,619,573	$10,914	$1,630,487	$1,080,743	$10,724	$1,091,467
Economic Income revenues increased by $539.0 million, primarily due to the following:

•
A $482.1 million increase in incentive income, driven by the improved investment performance in our funds. Also contributing to the increase was the crystallization of $69.6 million of incentive income during the 2013 first quarter on certain of our opportunistic credit assets due to the restructuring of the terms and the expansion of a relationship with an existing investor. Additionally, the crystallization of $80.3 million of incentive income on a portion of our multi-strategy assets under management for which the three-year commitment period expired during 2013 contributed to the increase. We earned approximately 90%, 9% and 1% of our incentive income in 2013 from our multi-strategy, opportunistic credit and other funds, respectively, compared to 96%, 4% and 0%, respectively, in 2012.

•
A $55.8 million increase in management fees, primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. See “Assets Under Management—Weighted-Average Assets Under Management and Average Management Fee Rate” for information regarding our average management fee rate.

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
Economic Income expenses increased by $134.5 million, primarily due to the following:

•
A $112.3 million increase in compensation and benefit expenses primarily driven by the following: (i) a $101.3 million increase in discretionary cash bonus expense due to higher incentive income resulting from improved investment performance, including $39.6 million received in 2013 by eligible executive managing directors under the PIP; and (ii) an $11.0 million increase in salaries and benefits due in part to an increase in our worldwide headcount as discussed above in “—Results of Operations.” The ratio of salaries and benefits to management fees was 16% in 2013 and 2012. The ratio of bonus expense to Economic Income revenues was 19% in 2013, slightly down from 20% in 2012.

•
A $22.2 million increase in non-compensation expenses, primarily driven by a $13.5 million increase in professional services fees related to business operations, infrastructure and expenses associated with regulation and compliance. Also contributing to the increase was a $2.1 million increase in information processing and communication expenses, a $1.9 million increase in occupancy and equipment costs and a $1.9 million increase in business development costs. The ratio of non-compensation expenses to management fees was 23% in 2013 compared to 21% in 2012.

Other Economic Income Items (Non-GAAP)

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Net gains (losses) on joint ventures	$1,533	$—	$1,533	$310	$(111)	$199
Net income (loss) allocated to noncontrolling interests	$(12)	$1,346	$1,334	$(6)	$86	$80
Net gains (losses) on joint ventures represent the net gains (losses) on joint ventures established to expand certain of our private investments platforms. Net income (loss) allocated to noncontrolling interests represents the amount of income (loss) that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us.

Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2013	2012	$	%

	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$1,104,236	$695,191	$409,045	59%
Other Operations	(5,540)	(1,077)	(4,463)	-414%
Total Company	$1,098,696	$694,114	$404,582	58%
Economic Income increased by $404.6 million primarily due to increases in incentive income and management fees, partially offset by increases in compensation and non-compensation expenses.
Liquidity and Capital Resources
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds.
Over the next 12 months, we expect that our primary liquidity needs will be to:

•	Pay our operating expenses, primarily consisting of compensation and benefits, as well as any related tax withholding obligations, and non-compensation expenses.

•	Pay interest on our debt obligations.

•	Provide capital to facilitate the growth of our business.

•	Pay income taxes and amounts to our executive managing directors and the Ziffs with respect to the tax receivable agreement as discussed below under “—Tax Receivable Agreement.”

•	Make cash distributions in accordance with our distribution policy as discussed below under “—Dividends and Distributions.”
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
We may use cash on hand to repay our Notes, the Aircraft Loan or any future drawings on our Revolving Credit Facility (as defined below) in part prior to their respective maturity dates, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of the maturity date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by issuing new notes or entering into new credit facilities, which could result in higher borrowing costs, or by raising cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to issue new notes, enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new notes or new credit facilities that we may be able to issue or enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted. See “—Debt Obligations” for more information.
For our other longer-term liquidity requirements, we expect to continue to fund our fixed operating expenses through management fees and to fund discretionary cash bonuses and the repayment of our debt obligations through a combination of management fees and incentive income. We may also decide to meet these requirements by issuing additional debt, equity or other securities. Over the long term, we believe we will be able to grow our assets under management and generate positive investment performance in our funds, which we expect will allow us to grow our management fees and incentive income in amounts sufficient to cover our long-term liquidity requirements.
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
Debt Obligations
Senior Notes
On November 20, 2014, we issued $400.0 million of 4.50% Senior Notes due November 20, 2019 (the “Notes”), unless earlier redeemed or repurchased. A portion of the proceeds from the Notes issuance was used to repay in full outstanding borrowings under the Delayed Draw Term Loan. The Notes were issued at a price equal to 99.417% of the aggregate principal amount and bear interest at a rate per annum of 4.50% payable semiannually in arrears. The Notes are unsecured and unsubordinated obligations of the issuer, Och-Ziff Finance, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by the Notes Guarantors.
Please see Note 9 to our consolidated financial statements included in this annual report for a description of the redemption provisions and restrictions under the Notes.
Revolving Credit Facility
On November 20, 2014, we entered into a $150.0 million, 5-year unsecured revolving credit facility (the “Revolving Credit Facility”), the proceeds of which may be used for working capital and general corporate purposes. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff

Finance. We are able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. As of December 31, 2014, there were no outstanding borrowings under the facility.
We are subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus zero to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management’s credit rating throughout the term of the facility.
Please see Note 9 to our consolidated financial statements included in this annual report for a description of the financial covenants and restrictions under the Revolving Credit Facility.
Aircraft Loan
On February 14, 2014, we entered into the Aircraft Loan with a capacity of up to $59.0 million to finance installment payments towards the purchase of a new corporate aircraft. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of December 31, 2014, $48.7 million was outstanding under the Aircraft Loan. During the first quarter of 2015, we made an additional $3.6 million borrowing to fund the final payment due in connection with delivery of the aircraft.
Amounts borrowed prior to aircraft delivery bore interest at a rate per annum of LIBOR plus 1.40%. Following aircraft delivery, outstanding borrowings bear interest at a rate of 3.22% per annum, and the balance is payable in equal monthly installments of principal and interest over the 7-year term of the facility, with a balloon payment of $30.8 million due upon maturity. There are no financial covenants associated with the Aircraft Loan. The Aircraft Loan includes other customary terms and conditions, including customary events of default and covenants.
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

As of December 31, 2014, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $701.1 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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

Dividends and Distributions
The following table presents the cash dividends declared on our Class A Shares in 2015 and the two most recent fiscal years, and the related cash distributions to our executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter):

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors and the Ziffs (dollars in thousands)
February 24, 2015	February 17, 2015	$0.47	$181,714
November 21, 2014	November 14, 2014	$0.20	$83,427
August 22, 2014	August 15, 2014	$0.17	$67,383
May 19, 2014	May 12, 2014	$0.23	$92,942
February 25, 2014	February 18, 2014	$1.12	$420,724
November 22, 2013	November 15, 2013	$0.25	$89,677
August 19, 2013	August 12, 2013	$0.14	$57,281
May 20, 2013	May 13, 2013	$0.28	$111,380
February 26, 2013	February 19, 2013	$0.75	$287,270
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
Our funds’ current liquidity position could be adversely impacted by any substantial, unanticipated investor redemptions from our funds that are made within a short time period. As discussed above in “—Assets Under Management and Fund Performance,” capital contributions from investors in our multi-strategy and open-ended opportunistic credit funds generally are subject to initial lock-up periods of one to three years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 90 days’ prior written notice. These lock-ups and redemption notice periods help us to manage our liquidity position. However, upon the payment of a redemption fee to the applicable fund and upon giving 30 days’ prior written notice, certain investors may redeem capital during the lock-up period. Investors in our other funds are generally not allowed to redeem until the end of the life of the fund.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities was $950.4 million, $1.1 billion and $(341.2) million in 2014, 2013 and 2012, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
The decrease in net cash from operating activities in 2014 compared to 2013 was primarily due to higher cash outflows related to the activities of the consolidated funds. Partially offsetting the decrease was an increase in incentive income earned in 2013 compared to 2012, partially offset by higher discretionary bonuses in 2013 compared to 2012. The majority of our incentive income is generally collected and the related bonus payments are paid out during the first quarter of the following year.
The increase in net cash from operating activities in 2013 compared to 2012 was primarily due to the increase in incentive income in 2012 compared to 2011, partially offset by higher discretionary cash bonuses related to 2012 compared to 2011. Also contributing to the increase were lower cash outflows related to the investment activities of the consolidated funds.
Investing Activities. Net cash from investing activities was $(103.3) million, $(4.0) million and $(2.8) million in 2014, 2013 and 2012, respectively. Investing cash flows in 2014 primarily related to installment payments of $48.7 million on our new corporate aircraft. These payments were financed by borrowings under the Aircraft Loan. The remaining investing-related cash flows relate to fixed asset purchases, primarily related to leasehold improvements in our New York headquarters, as well as purchases of U.S. government obligations to manage excess liquidity. Investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.
Financing Activities. Net cash from financing activities was $(786.5) million, $(1.0) billion and $357.4 million in 2014, 2013 and 2012, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations. Contributions from noncontrolling interests, substantially all of which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) on the Och-Ziff Operating Group A Units, are also included in net cash from financing activities.
We paid dividends to our Class A Shareholders of $293.1 million, $213.9 million and $56.7 million and paid distributions to our executive managing directors and the Ziffs on the Och-Ziff Operating Group A Units of $635.9 million, $535.1 million and $159.8 million in 2014, 2013 and 2012, respectively.
In 2014, we also repaid the borrowings outstanding under our Delayed Draw Term Loan using a portion of the proceeds from our Notes issuance. In addition, we borrowed $48.7 million under the Aircraft Loan to fund installment payments related to our new corporate aircraft.
The increase in net cash from financing activities in 2014 compared to 2013 was primarily due to higher cash inflows from investors in the consolidated funds, as well as proceeds from the issuance of our Notes and the borrowings under the Aircraft Loan. These increases were partially offset by the repayment of our Delayed Draw Term Loan, as well as an increase in distributions on the Och-Ziff Operating Group A Units and dividends to Class A Shareholders.
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

Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2015	2016 - 2017	2018 - 2019	2020 - Thereafter	Total

	(dollars in thousands)
Long-term debt(1)	$3,089	$6,821	$406,181	$37,985	$454,076
Estimated interest on long-term debt(2)	19,438	39,073	36,656	2,413	97,580
Operating leases(3)	19,435	48,593	41,727	188,260	298,015
Tax receivable agreement(4)	48,919	103,004	116,678	432,534	701,135
Purchase obligations(5)	9,606	—	—	—	9,606
Unrecognized tax benefits(6)	—	—	—	—	—
Total contractual obligations excluding consolidated funds	100,487	197,491	601,242	661,192	1,560,412
Notes payable of consolidated CLOs(7)	—	—	—	5,403,758	5,403,758
Estimated interest on notes payable of consolidated CLOs(8)	115,751	230,928	230,928	657,614	1,235,221
Total Contractual Obligations	$216,238	$428,419	$832,170	$6,722,564	$8,199,391
__________

(1)
Represents indebtedness outstanding under our Notes due in 2019, our Aircraft Loan and certain software financing arrangements. During the first quarter of 2015, the Company made an additional $3.6 million borrowing to fund the final payment due in connection with delivery of the aircraft, which is included in the table above. As of December 31, 2014, we had no outstanding borrowings under our Revolving Credit Facility.

(2)	Represent expected future interest payments on our Notes and Aircraft Loan, which are fixed-rate borrowings.

(3)	Represents the minimum rental payments required under our various operating leases for office space.

(4)
Represents the maximum amounts that would be payable to our executive managing directors and the Ziffs under the tax receivable agreement assuming that we will have sufficient taxable income each year to fully realize the expected tax savings resulting from the purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units with proceeds from the 2007 Offerings, as well as subsequent exchanges as discussed above under the heading “—Liquidity and Capital Resources—Tax Receivable Agreement.” In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table above

(5)
Represents the remaining amount owed under an option to purchase a replacement for our corporate aircraft that was due prior to aircraft delivery during the first quarter of 2015. This amount was funded by a draw under our Aircraft Loan.

(6)
We are not currently able to make a reasonable estimate of the timing of payments in individual years in connection with our unrecognized tax benefits of $7.0 million, and therefore these amounts are not included in the table above.

(7)	Represents the obligations of our consolidated CLOs, which have no recourse to the Och-Ziff Operating Group.

(8)
Represents the expected future interest payments on the notes payable of our consolidated CLOs, assuming no prepayments will be made and that debt will be outstanding until its final stated maturity date. For notes with variable interest rates, the amounts presented are based on the LIBOR rate in effect as of December 31, 2014.

Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements.
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
As of December 31, 2014, the absolute values of our funds’ invested assets and liabilities (excluding the notes payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 59% within Level I; approximately 19% within Level II; and approximately 22% within Level III. As of December 31, 2013, the absolute values of our funds’ invested assets and liabilities (excluding the notes payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 57% within Level I; approximately 15% within Level II; and approximately 28% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
The Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an assessment of the design and effectiveness of controls over our operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, the Internal Audit Group meets periodically with management and the Audit Committee of our Board of Directors to evaluate and provide guidance on the existing risk framework and control environment assessments.
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
As of December 31, 2014, the only assets and liabilities carried at fair value in our consolidated balance sheet were U.S. government obligations held by us (Level I in the fair value hierarchy) and the investment holdings of the consolidated Och-Ziff funds and the related debt obligations of our consolidated CLOs. The majority of these assets and liabilities of the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).
The following table presents our net economic exposure to loss related to these Level III investments (assets and liabilities excluding notes payable of consolidated CLOs):

December 31, 2014
(dollars in thousands)
Level III investments (net) of consolidated Och-Ziff funds	$4,347,586
Less: Level III investments (net) for which we do not bear direct economic exposure to loss	(4,344,296)
Net Economic Exposure to Loss Related to Level III Investments (net)	$3,290
Impact of Fair Value Measurement on Our Results. A 10% change in the estimate of fair value of the investments held by our funds would generally have a 10% change in management fees in the period subsequent to the change in fair value, as management fees are charged based on the assets under management at the beginning of the period. For our real estate funds and certain other funds, there would be no impact as management fees are generally charged based on committed capital during the original investment period and invested capital thereafter. The impact of a 10% change in the estimate of fair value of the investments held by our funds would generally have an immediate 10% impact on our incentive income if the change in fair value continues at the end of the commitment period, at which time incentive income is recognized, and assuming no high-water marks from any prior-year losses. For certain opportunistic credit, real estate and certain other funds that are not consolidated, there would be no impact, as incentive income is recognized based on realized profits and when no longer subject to clawback.
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
Och-Ziff Corp generated taxable income of $173.7 million for the year ended December 31, 2014, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $2.0 billion over the remaining 9-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported annual net losses on a GAAP basis from 2007 through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these same periods. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $2.0 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $46.0 billion as of January 1, 2015, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of December 31, 2014, we had $86.3 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $105.0 million of net operating losses available to offset future taxable income for state income tax purposes and $115.9 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of December 31, 2014, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $12.6 million has been established for these credits.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
None of the changes to GAAP that went into effect during the year ended December 31, 2014 is expected to have an impact on our future trends.
Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
The FASB has issued various Accounting Standards Updates (“ASUs”) that could have an impact on our future trends. For additional details regarding these ASUs, including allowable methods of adoption (e.g. full retrospective or modified retrospective), see Note 2 to our consolidated financial statements included in this annual report. Below is a summary of the expected impact on our future trends from the adoption of these ASUs.
ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The requirements of ASU 2014-09 are effective for us beginning in the first quarter of 2017. We are currently evaluating the impact, if any, that this update will have on our future trends.
ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 amends ASC 810—Consolidation to address the measurement difference that may occur between the fair value, as determined under GAAP, of the financial assets and financial liabilities of a consolidated collateralized financing entity, such as a CLO. The requirements of ASU 2014-13 are effective for us beginning in the first quarter of 2016, with early adoption permitted in the first quarter of 2015. We are currently evaluating the impact, if any, that this update will have on our future trends.
ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-12 significantly changes the consolidation analysis required under GAAP, and may result in the deconsolidation of many of the funds we currently consolidate. The requirements of ASU 2015-02 are effective for us beginning in the first quarter of 2016, with early adoption permitted in any interim period of 2015. We are currently evaluating the impact that this update will have on our future trends.
None of the other changes to GAAP that have been issued but that have not yet been adopted is expected to have an impact on our future trends.

Economic Income Reconciliations
Economic Income
The following tables present the reconciliations of Economic Income to our GAAP net income (loss) allocated to Class A Shareholders for the periods presented in this MD&A and in “Item 6. Selected Financial Data”:

	Year Ended December 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$115,698	$26,747	$142,445
Net income allocated to the Och-Ziff Operating Group A Units	365,793	—	365,793
Equity-based compensation, net of RSUs settled in cash	102,505	1,829	104,334
Income taxes	138,938	110	139,048
Adjustment for incentive income allocations from consolidated funds subject to clawback	(21,099)	(11,638)	(32,737)
Allocations to Och-Ziff Operating Group D Units	25,360	1,650	27,010
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	2,816	2,816
Reorganization expenses	16,083	—	16,083
Changes in tax receivable agreement liability	(40,383)	—	(40,383)
Depreciation and amortization	6,242	748	6,990
Other adjustments	(1,137)	(319)	(1,456)
Economic Income—Non-GAAP	$708,000	$21,943	$729,943

	Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$260,612	$1,155	$261,767
Net income allocated to the Och-Ziff Operating Group A Units	616,843	—	616,843
Equity-based compensation, net of RSUs settled in cash	120,125	—	120,125
Income taxes	95,687	—	95,687
Adjustment for incentive income allocations from consolidated funds subject to clawback	(23,656)	(16,481)	(40,137)
Allocations to Och-Ziff Operating Group D Units	19,954	—	19,954
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	7,854	7,854
Reorganization expenses	16,087	—	16,087
Changes in tax receivable agreement liability	(8,514)	—	(8,514)
Depreciation and amortization	7,503	748	8,251
Other adjustments	(405)	1,184	779
Economic Income—Non-GAAP	$1,104,236	$(5,540)	$1,098,696

	Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(336,788)	$26,065	$(310,723)
Net loss allocated to the Och-Ziff Operating Group A Units	(538,055)	—	(538,055)
Equity-based compensation	85,927	79	86,006
Income taxes	82,852	9	82,861
Adjustment for incentive income allocations from consolidated funds subject to clawback	(6)	(36,412)	(36,418)
Allocations to Och-Ziff Operating Group D Units	9,296	—	9,296
Reorganization expenses	1,396,882	—	1,396,882
Changes in tax receivable agreement liability	(13,428)	—	(13,428)
Depreciation and amortization	8,611	751	9,362
Other adjustments	(100)	8,431	8,331
Economic Income—Non-GAAP	$695,191	$(1,077)	$694,114

	Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(419,469)	$479	$(418,990)
Net loss allocated to the Och-Ziff Operating Group A Units	(1,088,514)	—	(1,088,514)
Equity-based compensation	128,785	131	128,916
Income taxes	59,793	(212)	59,581
Net gains on early retirement of debt	(12,494)	—	(12,494)
Allocations to Och-Ziff Operating Group D Units	2,433	—	2,433
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	600	—	600
Reorganization expenses	1,614,363	—	1,614,363
Changes in tax receivable agreement liability	(21,768)	—	(21,768)
Depreciation and amortization	8,928	748	9,676
Other adjustments	279	(310)	(31)
Economic Income—Non-GAAP	$272,936	$836	$273,772

	Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net loss allocated to Class A Shareholders—GAAP	$(264,274)	$(30,139)	$(294,413)
Net loss allocated to the Och-Ziff Operating Group A Units	(950,209)	—	(950,209)
Equity-based compensation	115,184	13,553	128,737
Income taxes	39,023	2,055	41,078
Allocations to Och-Ziff Operating Group D Units	5,718	—	5,718
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,500	—	1,500
Reorganization expenses	1,626,988	—	1,626,988
Changes in tax receivable agreement liability	(1,368)	—	(1,368)
Depreciation and amortization	8,329	749	9,078
Other adjustments	5	(356)	(351)
Economic Income—Non-GAAP	$580,896	$(14,138)	$566,758
Economic Income Revenues
The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$648,945	$15,276	$664,221	$545,533	$10,894	$556,427
Adjustment to management fees(1)	(14,938)	—	(14,938)	(10,668)	—	(10,668)
Management Fees—Economic Income Basis—Non-GAAP	634,007	15,276	649,283	534,865	10,894	545,759

Incentive income—GAAP	507,261	—	507,261	1,076,547	—	1,076,547
Adjustment to incentive income(2)	20,637	31,272	51,909	6,031	—	6,031
Incentive Income—Economic Income Basis—Non-GAAP	527,898	31,272	559,170	1,082,578	—	1,082,578
Other revenues	1,275	28	1,303	2,130	20	2,150
Total Revenues—Economic Income Basis—Non-GAAP	$1,163,180	$46,576	$1,209,756	$1,619,573	$10,914	$1,630,487

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$493,779	$10,616	$504,395	$486,215	$14,642	$500,857
Adjustment to management fees(1)	(14,400)	—	(14,400)	(14,665)	—	(14,665)
Management Fees—Economic Income Basis—Non-GAAP	479,379	10,616	489,995	471,550	14,642	486,192

Incentive income—GAAP	595,727	—	595,727	65,026	—	65,026
Adjustment to incentive income(2)	4,707	—	4,707	—	—	—
Incentive Income—Economic Income Basis—Non-GAAP	600,434	—	600,434	65,026	—	65,026
Other revenues	930	108	1,038	1,729	529	2,258
Total Revenues—Economic Income Basis—Non-GAAP	$1,080,743	$10,724	$1,091,467	$538,305	$15,171	$553,476

	Year Ended December 31, 2010
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$431,999	$5,817	$437,816
Adjustment to management fees(1)	(9,059)	—	(9,059)
Management Fees—Economic Income Basis—Non-GAAP	422,940	5,817	428,757

Incentive income—GAAP	446,228	—	446,228
Adjustment to incentive income(2)	—	—	—
Incentive Income—Economic Income Basis—Non-GAAP	446,228	—	446,228
Other revenues	1,290	684	1,974
Total Revenues—Economic Income Basis—Non-GAAP	$870,458	$6,501	$876,959
_______________

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

Economic Income Expenses
The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$463,963	$28,749	$492,712	$533,347	$20,722	$554,069
Adjustment to compensation and benefits(1)	(127,866)	(6,294)	(134,160)	(140,079)	(7,854)	(147,933)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$336,097	$22,455	$358,552	$393,268	$12,868	$406,136

Interest expense and general, administrative and other expenses—GAAP	$138,040	$2,926	$140,966	$153,896	$2,989	$156,885
Adjustment to interest expense and general, administrative and other expenses(2)	(14,075)	(748)	(14,823)	(30,282)	(749)	(31,031)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$123,965	$2,178	$126,143	$123,614	$2,240	$125,854

	Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$378,878	$10,275	$389,153
Adjustment to compensation and benefits(1)	(95,223)	(79)	(95,302)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$283,655	$10,196	$293,851

Interest expense and general, administrative and other expenses—GAAP	$120,776	$2,159	$122,935
Adjustment to interest expense and general, administrative and other expenses(2)	(18,563)	(751)	(19,314)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$102,213	$1,408	$103,621
_______________

(1)
Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement. Further, expenses related to compensation and profit-sharing arrangements based on fund investment performance are recognized at the end of the relevant commitment period, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Distributions to the Och-Ziff Operating Group D Units are also excluded, as management reviews operating performance at the Och-Ziff Operating Group level, where substantially all of our operations are performed, prior to making any income allocations.

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

Other Economic Income Items
The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$5,999	$—	$5,999	$1,966	$—	$1,966
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(1,125)	—	(1,125)	(433)	—	(433)
Net Gains on Joint Ventures—GAAP	$4,874	$—	$4,874	$1,533	$—	$1,533

Net income allocated to noncontrolling interests—GAAP	$433,528	$101,760	$535,288	$762,945	$222,878	$985,823
Adjustment to net income allocated to noncontrolling interests(2)	(433,536)	(101,760)	(535,296)	(762,957)	(221,532)	(984,489)
Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(8)	$—	$(8)	$(12)	$1,346	$1,334

	Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures—GAAP	$385	$(111)	$274
Adjustment to net gains (losses) on investments in Och-Ziff funds and joint ventures(1)	(75)	—	(75)
Net Gains (Losses) on Joint Ventures—GAAP	$310	$(111)	$199

Net income (loss) allocated to noncontrolling interests—GAAP	$(413,299)	$151,099	$(262,200)
Adjustment to net income (loss) allocated to noncontrolling interests(2)	413,293	(151,013)	262,280
Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(6)	$86	$80
_______________

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains to be reflective of our operating performance.

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

With regards to the consolidated Och-Ziff funds, the net effect of these fair value changes primarily impacts the net gains of consolidated Och-Ziff funds in our consolidated statements of comprehensive income (loss); however, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests). We may also be entitled to a portion of these earnings through our incentive income allocation as general partner of these funds.
Impact on Management Fees
Management fees for our multi-strategy and opportunistic credit funds are generally based on the net asset value of those funds. Accordingly, management fees will generally change in proportion to changes in the fair value of investments held by these funds. Management fees for our real estate funds and certain other funds are generally based on committed capital during the original investment period and invested capital thereafter; therefore, management fees are not impacted by changes in the fair value of investments held by those funds.
Impact on Incentive Income
Incentive income for our funds is generally based on a percentage of profits generated by our funds over a commitment period, which is impacted by global market conditions and other factors. Major factors that influence the degree of impact include how the investments held by our funds are impacted by changes in the market and the extent to which any high-water marks impact our ability to earn incentive income. Consequently, incentive income cannot be readily predicted or estimated.
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of December 31, 2014 and 2013, would have resulted in a change of approximately $4.0 billion and $3.6 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of January 1, 2015 (the date management fees are calculated for the first quarter of 2015) would impact management fees charged on that day by approximately $13.6 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2014, would have impacted management fees charged on that day by approximately $14.0 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of December 31, 2014 and 2013, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income allocated to Class A Shareholders or Economic Income.
Interest Rate Risk
Our Notes and Aircraft Loan are fixed-rate borrowings. Borrowings outstanding under the Delayed Draw Term Loan prior to its repayment in 2014 and borrowings under the Aircraft Loan prior to aircraft delivery in the first quarter of 2015 bore interest at rates indexed to LIBOR. Future borrowings (if any) under our Revolving Credit Facility will bear interest at rates indexed to LIBOR. There are currently no borrowings outstanding under our Revolving Credit Facility. We estimate that as of

December 31, 2014 and 2013, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net income allocated to Class A Shareholders or Economic Income.
Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly indexed to LIBOR, were to increase by 10% over LIBOR as of December 31, 2014 and 2013, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2014. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014. We reviewed the results of management’s assessment and re-assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014, which is set forth on the following page.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC
We have audited Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Och-Ziff Capital Management Group LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Och-Ziff Capital Management Group LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Och-Ziff Capital Management Group LLC as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity and cash flows of Och-Ziff Capital Management Group LLC for each of the three years in the period ended December 31, 2014 and our report dated February 23, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 23, 2015

PART III
The information required to be disclosed in this Part III will be included in the definitive proxy statement for our 2015 annual meeting of shareholders, which we refer to as the “Proxy Statement,” and is incorporated into this Part III by reference as indicated below.
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
We have adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Our Code of Business Conduct and Ethics is posted in the “Public Investors” section of our website (www.ozcap.com). We will provide printed copies of our code free of charge on written request to us at Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. We intend to disclose any amendments to, or waivers from, provisions of our code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing in similar functions, on our website promptly following the date of such amendment or waiver.
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
See Exhibit Index following the signatures page below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 23, 2015

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Och	Chief Executive Officer, Executive Managing Director, Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2015
Daniel S. Och

/s/ Joel M. Frank	Chief Financial Officer, Senior Chief Operating Officer, Executive Managing Director, Director (Principal Financial Officer and Principal Accounting Officer)	February 23, 2015
Joel M. Frank

/s/ David Windreich	Executive Managing Director and Director	February 23, 2015
David Windreich

/s/ Allan S. Bufferd	Director	February 23, 2015
Allan S. Bufferd

/s/ J. Barry Griswell	Director	February 23, 2015
J. Barry Griswell

/s/ Jerome P. Kenney	Director	February 23, 2015
Jerome P. Kenney

/s/ Georganne C. Proctor	Director	February 23, 2015
Georganne C. Proctor

Exhibit Index

Exhibit No.	Description

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

4.5
Indenture, dated as of November 20, 2014, among Och-Ziff Finance Co. LLC, the Guarantors party thereto and Wilmington Trust, National Association, as trustee, incorporated herein by reference to Exhibit 10.1 of our Current Form 8-K filed on November 20, 2014.

4.6
First Supplemental Indenture, dated as of November 20, 2014, among Och-Ziff Finance Co. LLC, the Guarantors party thereto and Wilmington Trust, National Association, as trustee, incorporated herein by reference to Exhibit 10.1 of our Current Form 8-K filed on November 20, 2014.

4.7	Form of 4.500% Senior Note due 2019 (included in Exhibit 4.6 hereto).

10.1	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.2 to Amendment No. 4 to our Registration Statement on Form S-1, filed on October 17, 2007 (File No. 333-144256).

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

10.13*+	Form of Class A Restricted Share Unit Award Agreement Under the Och-Ziff Capital Management Group LLC 2013 Incentive Plan (for the Independent Directors), amended as of November 4, 2014.

10.14+	The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan, approved as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of our Current Form 8-K filed on August 2, 2012.

10.15
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

10.16+	The Och-Ziff Capital Management Group LLC 2013 Incentive Plan, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2013.

10.17
Credit and Guaranty Agreement, dated as of November 20, 2014, among OZ Management LP, as borrower, OZ Advisors LP, OZ Advisors II LP and Och-Ziff Finance Co. LLC, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, and J.P. Morgan Securities LLC and Goldman Sachs Bank USA, as joint lead arrangers and joint bookrunners, incorporated herein by reference to Exhibit 10.1 of our Current Form 8-K filed on November 20, 2014.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract, compensatory plan or arrangement

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC
We have audited the accompanying consolidated balance sheets of Och-Ziff Capital Management Group LLC (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Och-Ziff Capital Management Group LLC at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 23, 2015

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

	(dollars in thousands)
Assets
Cash and cash equivalents	$250,603	$189,974
Income and fees receivable	440,327	942,589
Due from related parties	4,963	5,314
Deferred income tax assets	835,385	934,658
Other assets, net (includes assets measured at fair value of $36,969 and $0 as of December 31, 2014 and December 31, 2013, respectively)	212,428	85,550
Assets of consolidated Och-Ziff funds:
Investments, at fair value	7,456,134	4,608,418
Other assets of Och-Ziff funds	103,046	102,771
Total Assets	$9,302,886	$6,869,274

Liabilities and Shareholders' Equity
Liabilities
Due to related parties	$702,905	$782,667
Debt obligations	447,887	384,177
Compensation payable	238,489	307,495
Other liabilities	95,747	60,933
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	5,227,411	2,763,977
Securities sold under agreements to repurchase	302,266	257,691
Other liabilities of Och-Ziff funds	50,333	20,727
Total Liabilities	7,065,038	4,577,667

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interests (Note 3)	545,771	76,583

Shareholders' Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 175,946,555 and 169,641,610 shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 301,884,116 shares issued and outstanding as of December 31, 2014 and 2013	—	—
Paid-in capital	3,004,881	2,958,324
Appropriated retained earnings (deficit)	(31,336)	12,872
Accumulated deficit	(3,264,304)	(3,104,917)
Shareholders' deficit attributable to Class A Shareholders	(290,759)	(133,721)
Shareholders' equity attributable to noncontrolling interests	1,982,836	2,348,745
Total Shareholders' Equity	1,692,077	2,215,024
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$9,302,886	$6,869,274
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Revenues
Management fees	$664,221	$556,427	$504,395
Incentive income	507,261	1,076,547	595,727
Other revenues	1,303	2,150	1,038
Income of consolidated Och-Ziff funds	369,499	260,799	125,442
Total Revenues	1,542,284	1,895,923	1,226,602

Expenses
Compensation and benefits	492,712	554,069	389,153
Reorganization expenses	16,083	16,087	1,396,882
Interest expense	8,166	7,011	6,062
General, administrative and other	132,800	149,874	116,873
Expenses of consolidated Och-Ziff funds	185,888	99,838	18,986
Total Expenses	835,649	826,879	1,927,956

Other Income
Net gains on investments in Och-Ziff funds and joint ventures	5,999	1,966	274
Net gains of consolidated Och-Ziff funds	137,726	280,502	212,710
Total Other Income	143,725	282,468	212,984

Income (Loss) Before Income Taxes	850,360	1,351,512	(488,370)
Income taxes	139,048	95,687	82,861
Consolidated Net Income (Loss)	711,312	1,255,825	(571,231)

Foreign currency translation adjustment, net of tax	—	—	229
Total Comprehensive Income (Loss)	$711,312	$1,255,825	$(571,002)

Allocation of Consolidated Net Income (Loss)
Class A Shareholders	$142,445	$261,767	$(310,723)
Noncontrolling interests	535,288	985,823	(262,200)
Redeemable noncontrolling interests	33,579	8,235	1,692
	$711,312	$1,255,825	$(571,231)

Allocation of Total Comprehensive Income (Loss)
Class A Shareholders	$142,445	$261,767	$(310,674)
Noncontrolling interests	535,288	985,823	(262,020)
Redeemable noncontrolling interests	33,579	8,235	1,692
	$711,312	$1,255,825	$(571,002)

Earnings (Loss) Per Class A Share
Basic	$0.82	$1.68	$(2.17)
Diluted	$0.80	$1.62	$(2.17)

Weighted-Average Class A Shares Outstanding
Basic	172,843,926	155,994,389	142,970,660
Diluted	178,179,112	468,442,690	142,970,660

Dividends Paid per Class A Share	$1.72	$1.42	$0.40
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Earnings (Deficit)	Accumulated Deficit	Foreign Currency Translation Adjustment	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity

			(dollars in thousands)
As of December 31, 2011	139,341,965	274,286,008	$2,419,287	$—	$(2,776,374)	$(49)	$(357,136)	$1,016,236	$659,100
Capital contributions	—	—	—	—	—	—	—	716,091	716,091
Capital distributions	—	—	—	—	—	—	—	(301,579)	(301,579)
Cash dividends declared on Class A Shares	—	—	—	—	(56,670)	—	(56,670)	—	(56,670)
Dividend equivalents on Class A restricted share units	—	—	1,774	—	(1,774)	—	—	—	—
Equity-based compensation	3,681,460	7,600,386	24,481	—	—	—	24,481	50,619	75,100
Och-Ziff Operating Group A Unit exchanges (See Note 3)	4,666,494	—	2,927	—	—	—	2,927	—	2,927
Impact of changes in Och-Ziff Operating Group ownership (See Note 3)	—	—	(1,777)	—	—	—	(1,777)	1,777	—
Acquisition of noncontrolling interests	—	—	(13)	—	—	—	(13)	(45)	(58)
Consolidation of joint venture	—	—	—	—	—	—	—	304	304
Initial consolidation of CLOs	—	—	—	(7,914)	—	—	(7,914)	—	(7,914)
Allocation of income of consolidated CLOs	—	—	—	4,287	—	—	4,287	(4,287)	—
Impact of amortization of Reorganization charges on capital	—	—	453,568	—	—	—	453,568	943,314	1,396,882
Total comprehensive net loss, excluding amounts allocated to redeemable noncontrolling interests	—	—	—	—	(310,723)	49	(310,674)	(262,020)	(572,694)
As of December 31, 2012	147,689,919	281,886,394	$2,900,247	$(3,627)	$(3,145,541)	$—	$(248,921)	$2,160,410	$1,911,489

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — (continued)

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Earnings (Deficit)	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity

			(dollars in thousands)
As of December 31, 2012	147,689,919	281,886,394	$2,900,247	$(3,627)	$(3,145,541)	$(248,921)	$2,160,410	$1,911,489
Capital contributions	—	—	—	—	—	—	341,447	341,447
Capital distributions	—	—	—	—	—	—	(1,180,875)	(1,180,875)
Cash dividends declared on Class A Shares	—	—	—	—	(213,909)	(213,909)	—	(213,909)
Dividend equivalents on Class A restricted share units	—	—	7,234	—	(7,234)	—	—	—
Equity-based compensation	4,951,691	19,997,722	37,943	—	—	37,943	66,190	104,133
Och-Ziff Operating Group A Unit exchanges (See Note 3)	17,000,000	—	13,638	—	—	13,638	—	13,638
Impact of changes in Och-Ziff Operating Group ownership (See Note 3)	—	—	(3,553)	—	—	(3,553)	3,553	—
Acquisition of noncontrolling interests (See Note 3)	—	—	(2,630)	—	—	(2,630)	2,630	—
Initial consolidation of CLOs	—	—	—	(24,576)	—	(24,576)	—	(24,576)
Allocation of income of consolidated CLOs	—	—	—	41,075	—	41,075	(41,075)	—
Impact of amortization of Reorganization charges on capital	—	—	5,445	—	—	5,445	10,642	16,087
Total comprehensive net income, excluding amounts allocated to redeemable noncontrolling interests	—	—	—	—	261,767	261,767	985,823	1,247,590
As of December 31, 2013	169,641,610	301,884,116	$2,958,324	$12,872	$(3,104,917)	$(133,721)	$2,348,745	$2,215,024

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — (continued)

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Earnings (Deficit)	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity

			(dollars in thousands)
As of December 31, 2013	169,641,610	301,884,116	$2,958,324	$12,872	$(3,104,917)	$(133,721)	$2,348,745	$2,215,024
Capital contributions	—	—	—	—	—	—	175,309	175,309
Capital distributions	—	—	—	—	—	—	(1,136,294)	(1,136,294)
Cash dividends declared on Class A Shares	—	—	—	—	(293,135)	(293,135)	—	(293,135)
Dividend equivalents on Class A restricted share units	—	—	8,697	—	(8,697)	—	—	—
Equity-based compensation	4,959,473	—	31,688	—	—	31,688	50,159	81,847
Och-Ziff Operating Group A Unit exchanges (See Note 3)	1,345,472	—	1,205	—	—	1,205	—	1,205
Impact of changes in Och-Ziff Operating Group ownership (See Note 3)	—	—	(739)	—	—	(739)	739	—
Acquisition of noncontrolling interests	—	—	(141)	—	—	(141)	(251)	(392)
Initial consolidation of CLOs	—	—	—	(45,303)	—	(45,303)	—	(45,303)
Allocation of income of consolidated CLOs	—	—	—	1,095	—	1,095	(1,095)	—
Impact of amortization of Reorganization charges on capital	—	—	5,847	—	—	5,847	10,236	16,083
Total comprehensive net income, excluding amounts allocated to redeemable noncontrolling interests	—	—	—	—	142,445	142,445	535,288	677,733
As of December 31, 2014	175,946,555	301,884,116	$3,004,881	$(31,336)	$(3,264,304)	$(290,759)	$1,982,836	$1,692,077
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income (loss)	$711,312	$1,255,825	$(571,231)
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Reorganization expenses	16,083	16,087	1,396,882
Amortization of equity-based compensation	114,727	133,832	86,006
Depreciation and amortization	6,990	8,251	9,362
Deferred income taxes	111,061	78,961	68,203
Operating cash flows due to changes in:
Income and fees receivable	502,262	(350,638)	(517,571)
Due from related parties	351	(2,167)	(854)
Other assets, net	(23,106)	(17,957)	3,042
Due to related parties	(86,587)	(36,386)	(33,875)
Compensation payable	(69,152)	97,440	102,671
Other liabilities	22,130	15,383	7,905
Consolidated Och-Ziff funds related items:
Net gains of consolidated Och-Ziff funds	(137,726)	(280,502)	(212,710)
Purchases of investments	(4,732,159)	(3,218,982)	(1,855,599)
Proceeds from sale of investments	4,275,275	2,979,785	802,568
Other assets of consolidated Och-Ziff funds	175,200	337,213	241,823
Securities sold under agreements to repurchase	44,575	34,148	121,980
Other liabilities of consolidated Och-Ziff funds	19,147	8,626	10,221
Net Cash Provided by (Used in) Operating Activities	950,383	1,058,919	(341,177)

Cash Flows from Investing Activities
Deposit on corporate aircraft	(48,662)	—	—
Purchases of United States government obligations	(36,974)	—	—
Investment in Och-Ziff funds	(15,522)	(15,000)	—
Return on investment in Och-Ziff funds	15,970	15,000	—
Purchases of fixed assets	(26,259)	(3,483)	(2,248)
Other, net	8,169	(558)	(550)
Net Cash Used in Investing Activities	(103,278)	(4,041)	(2,798)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	610,918	401,103	723,091
Distributions to noncontrolling and redeemable noncontrolling interests	(1,136,294)	(1,180,875)	(301,579)
Dividends on Class A Shares	(293,135)	(213,909)	(56,670)
Proceeds from debt obligations	446,036	—	384,500
Repayment of debt obligations	(384,768)	(3,866)	(380,142)
Withholding taxes paid on vested RSUs	(26,093)	(21,845)	(10,907)
RSUs settled in cash	(10,393)	(13,707)	—
Other, net	7,253	5,710	(844)
Net Cash Used in (Provided by) Financing Activities	(786,476)	(1,027,389)	357,449
Net Change in Cash and Cash Equivalents	60,629	27,489	13,474
Cash and Cash Equivalents, Beginning of Period	189,974	162,485	149,011
Cash and Cash Equivalents, End of Period	$250,603	$189,974	$162,485

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$6,198	$6,739	$5,621
Income taxes	$21,419	$15,476	$11,867
Non-cash transactions:
Assets related to the initial consolidation of CLOs	$2,508,097	$1,708,064	$1,043,914
Liabilities related to the initial consolidation of CLOs	$2,553,400	$1,732,640	$1,051,828
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

1. OVERVIEW
Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai, Beijing, Dubai and Shanghai. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies (as described below), real estate funds and other alternative investment vehicles.
The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the Och-Ziff funds.
The Company currently has two operating segments: the Och-Ziff Funds segment and the Company's real estate business. The Och-Ziff Funds segment is currently the Company’s only reportable segment under U.S. generally accepted accounting principles (“GAAP”) and provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company's asset management platform that invests in performing credits, the Och-Ziff Funds segment manages collateralized loan obligations (“CLOs”) and other customized solutions for clients. The Company’s real estate business, which provides asset management services to its real estate funds, is included within Other Operations as it does not meet the threshold of a reportable business segment under GAAP.
The Company generates substantially all of its revenues in the United States. The liability of the Company’s Class A Shareholders is limited to the extent of their capital contributions.
The Company conducts substantially all of its operations through OZ Management LP (“OZ Management”), OZ Advisors LP (“OZ Advisors I”) and OZ Advisors II LP (“OZ Advisors II”) and their consolidated subsidiaries (collectively, the “Och-Ziff Operating Group”). References to the Company’s “executive managing directors” refer to the current limited partners of OZ Management, OZ Advisors and OZ Advisors II other than the Company’s intermediate holding companies, including the Company’s founder, Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. References to the Company’s “active executive managing directors” refer to executive managing directors who remain active in the Company’s business. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons. References to the Company’s “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation (“Och-Ziff Corp”) and Och-Ziff Holding LLC, both of which are wholly owned subsidiaries of the Registrant.
References to the Company's “IPO” refer to its initial public offering of 36.0 million Class A Shares that occurred in November 2007. References to the “2007 Offerings” refer collectively to the Company's IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holding LLC. References to the “2011 Offering” refer to the Company's public offering of 33.3 million Class A Shares in November 2011.
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
DECEMBER 31, 2014

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

The Company conducts substantially all of its operations through the Och-Ziff Operating Group. The following Och-Ziff Operating Group Units represent all of the equity interests of the Och-Ziff Operating Group:

•
Och-Ziff Operating Group A Units—The Och-Ziff Operating Group A Units are held by the Company’s executive managing directors and were held by the Ziffs until they exchanged their remaining interests during the 2014 second quarter. Once vested, these units may be exchanged on a one-to-one basis for Class A Shares, subject to minimum ownership requirements and transfer restrictions.

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
The Company has also issued Och-Ziff Operating Group D Units to executive managing directors subsequent to the IPO. Och-Ziff Operating Group D Units are not considered equity for GAAP purposes, and therefore distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive income (loss). Och-Ziff Operating Group D Units receive distributions on a pro rata basis with the Och-Ziff Operating Group A Units and the Och-Ziff Operating Group B Units. An Och-Ziff Operating Group D Unit converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. As of December 31, 2014, the Och-Ziff Operating Group D Units represented a 4.5% non-equity profits interest in the Och-Ziff Operating Group.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
Consolidation Policies
The consolidated financial statements include the accounts of the Registrant and entities in which it, directly or indirectly, is determined to have a controlling financial interest under the following set of guidelines:

•
Variable Interest Entities (“VIEs”)—The Company determines whether, if by design, an entity has equity investors who lack the characteristics of a controlling financial interest or does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. As most of the funds managed by the Company qualify for the deferral under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds, the primary beneficiary of the funds the Company manages that are determined to be VIEs is the party that absorbs a majority of the VIEs’ expected losses or receives a majority of the expected residual returns as a result of holding variable interests. The Company’s CLOs and a certain joint venture are VIEs and do not qualify for the deferral under ASU 2010-10. Therefore, the primary beneficiary of these entities is the party that (i) has the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity.

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

The Company’s funds are typically organized using a “master-feeder” structure. Fund investors, including the Company’s executive managing directors, employees and other related parties to the extent they invest in a given fund, invest directly into the feeder funds. These feeder funds are typically limited partnerships or limited companies that hold direct or indirect interests in a master fund. The master fund, together with its subsidiaries, is the primary investment vehicle for its feeder funds. The Company generally collects its management fees and incentive income from the feeder funds or wholly owned subsidiaries of the feeder funds (“intermediate funds”), and does not collect any management fees or incentive income directly from the master funds. However, the Company also organizes certain funds (e.g. its real estate funds and certain opportunistic credit funds) without the use of a master-feeder structure. These are typically organized as limited partnerships, in which the Company is the general partner and collects management fees and incentive income directly from these entities, however, in the case of the real estate funds, the Company collects management fees directly from the funds’ investors.
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
DECEMBER 31, 2014

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
The types of funds that are VIEs and consolidated by the Company generally include certain real estate and opportunistic credit funds that qualify for the deferral above, and in which the following factors are present: (i) the Company does not have a substantive equity investment; (ii) fund investors lack substantive rights to remove the Company as general partner; (iii) investors in these funds are related parties of the Company, and therefore their interests when combined with the Company results in the Company and its related party group absorbing the majority of the expected losses and returns of these VIEs (these related parties include the Company’s executive managing directors, as well as fund investors who lack the ability to redeem their investments without the Company’s consent); and (iv) no single investor is expected to absorb a majority of the economics of the entity. Additionally, the Company consolidates the CLOs it manages, which do not qualify for the deferral discussed above. The Company has the power to direct the activities of each CLO that most significantly impact the CLO’s economic performance, and the Company has the right to receive benefits from the CLO in the form of management fees and incentive income that could potentially be significant to the CLO. See Note 6 for additional information regarding the Company’s CLOs.
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
The types of funds that are VOEs and consolidated by the Company include certain real estate and opportunistic credit funds in which the Company has a substantive equity investment and fund investors lack substantive removal rights.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Noncontrolling Interests and Appropriated Retained Earnings (Deficit)
The Och-Ziff Operating Group A Units represent noncontrolling interests in the Och-Ziff Operating Group. In addition, the Company also consolidates certain funds in which the Company generally has little or no direct ownership, as fund investors own substantially all of the interests outstanding in these funds. Amounts relating to the Och-Ziff Operating Group A Units and fund investors’ interests in the consolidated funds are presented as noncontrolling interests in the consolidated balance sheets.  Allocations of profits and losses to these interests are reflected within net income (loss) allocated to noncontrolling interests in the consolidated statements of comprehensive income (loss). Investors in the consolidated funds presented within noncontrolling interests are generally not able to redeem their interests until the fund liquidates or is otherwise wound-up.
Additionally, the Company consolidates an open-ended opportunistic credit fund that it manages, wherein investors are able to redeem their interests after an initial lock-up period of one to three years. Amounts relating to these fund investors’ interests in the fund are presented as redeemable noncontrolling interests in the consolidated balance sheets.  Allocations of profits and losses to these interests are reflected within net income (loss) allocated to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss).
The Company also consolidates the CLOs it manages. The Company elected the fair value option for the notes payable of the consolidated CLOs upon the initial consolidation of each CLO. The recognition of the initial difference between the fair value of assets and liabilities of consolidated CLOs is treated as an adjustment to appropriated retained earnings (deficit). Net changes in the fair value of consolidated CLO assets and liabilities and related income and expenses are allocated to noncontrolling interests in the statements of comprehensive income (loss). These allocations are then reclassified from noncontrolling interests to appropriated retained earnings (deficit) in the consolidated balance sheets. Such amounts are reclassified since the holders of each CLO’s beneficial interests, as opposed to the Company, receive the benefits or absorb the losses of the CLO’s assets.
See Note 3 for additional information regarding noncontrolling interests.
Revenue Recognition Policies
The Company has two principal sources of revenues: management fees and incentive income. These revenues are derived from the Company’s agreements with the Och-Ziff funds. The agreements are generally automatically renewed on an annual basis unless the agreements are terminated by the general partner or directors of the respective funds. Certain investments held by employees, executive managing directors and other related parties in the Och-Ziff funds are not subject to management fees or incentive income charges. See Note 14 for additional information regarding these waived fees.
Management Fees
Management fees for the Company’s multi-strategy funds typically range from 1.00% to 2.75% annually of assets under management based on the net asset value of these funds. For the Company’s opportunistic credit funds, management fees typically range from 0.75% to 1.75% based on the net asset value of these funds. Management fees for the Company’s CLOs within Institutional Credit Strategies are generally 0.50% based on the par value of the collateral and cash held in the CLOs. Management fees for the Company's real estate funds typically range from 0.65% to 1.50% annually based on the amount of capital committed during the investment period and on the amount of invested capital after the investment period.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Incentive Income
The Company earns incentive income based on the cumulative performance of the Och-Ziff funds over a commitment period. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor in the Company's multi-strategy funds, open-ended opportunistic credit funds and certain other funds, but it excludes unrealized gains and losses attributable to investments that the Company, as investment manager, believes lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance (“Special Investments”). For the Company's closed-end opportunistic credit funds, real estate funds and certain other funds, incentive income is typically equal to 20% of the realized profits attributable to each fund investor.  For CLOs, incentive income is typically 20% of the excess cash flows available to the holders of the subordinated notes. The Company's ability to earn incentive income from some of its funds may be impacted by hurdle rates as further discussed below.
For funds that the Company consolidates, including its real estate funds, certain opportunistic credit funds and certain other funds, incentive income is recognized by allocating a portion of the net income of the consolidated Och-Ziff funds to the Company rather than to the fund investors (noncontrolling interests). Incentive income allocated to the Company is not reflected as incentive income in its consolidated revenues, as these amounts are eliminated in consolidation. The allocation of incentive income to the Company is based on the contractual terms of the relevant fund agreements. As a result, the Company may recognize earnings related to its incentive income allocation from the consolidated Och-Ziff funds prior to the end of their respective commitment periods, and therefore the Company may recognize earnings that are subject to clawback to the extent a consolidated fund generates subsequent losses. For Economic Income (as defined in Note 16) purposes, the Company defers recognition of these earnings until they are no longer subject to clawback.
For funds that the Company does not consolidate, incentive income is not recognized until the end of the applicable commitment period when the amounts are contractually payable, or “crystallized.” Additionally, all of the Company's multi-strategy funds and open-ended opportunistic credit funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning the Company will not be able to earn incentive income with respect to positive investment performance it generates for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. The Company earns incentive income on any net profits in excess of the high-water mark.
The commitment period for most of the Company's assets under management is on a calendar-year basis, and therefore it generally crystallizes incentive income annually on December 31. The Company may also recognize incentive income related to fund investor redemptions at other times during the year. Additionally, the Company may recognize a material amount of incentive income during the year related to assets subject to three-year commitment periods for which such period has expired (including the rollover of a portion of these assets into one-year commitment periods upon the conclusion of the initial three-year period), as well as assets in certain of the Company's opportunistic credit funds, real estate funds and certain other funds it manages, which typically have commitment periods beyond one year. The Company may also recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to the Company to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be recognized by the Company until the end of the relevant commitment period (if at all).
In addition to assets under management subject to one-year commitment periods, approximately $15.2 billion, or 31.9%, of the Company's assets under management as of December 31, 2014 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and other multi-strategy funds, as well as assets in the Company's opportunistic credit funds, CLOs within Institutional Credit Strategies, real estate funds and other alternative investment vehicles it manages. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. The Company's ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby the Company does not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, the Company may receive a preferential “catch-up” allocation, resulting in a potential recognition to the Company of a full 20% of the net profits attributable to investors in these assets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
Equity-Based Compensation
Compensation expense related to share-based payments classified as equity awards is based on the grant-date fair value and recognized on a straight-line basis over the requisite service period for awards with both cliff vesting and graded vesting. For share-based payments classified as liability awards, the Company recognizes compensation expense over the requisite service period adjusted to the fair value as of the end of the reporting period.
Compensation expense includes an estimated forfeiture assumption, which is based on current and historical information and is reviewed periodically for any necessary adjustments. A change in the forfeiture assumption is recognized in the period in which such change occurs. See Note 10 for additional information on the Company’s equity-based compensation plan.
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
Under the terms of the PIP, certain executive managing directors at the time of the IPO may be eligible to receive discretionary cash awards and discretionary grants of Och-Ziff Operating Group D Units over a five-year period that commenced in 2013. Each year, an aggregate of up to 2,770,749 Och-Ziff Operating Group D Units may be granted under the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

PIP to the participating executive managing directors. Aggregate discretionary cash awards under the PIP for each year will be capped at 10% of the Company’s incentive income earned during that year, up to a maximum aggregate amount of $39.6 million. The Company granted 800,000 and 2,770,749 Och-Ziff Operating Group D Units and aggregate cash awards of $12.0 million and $39.6 million to participating executive managing directors under the PIP for the years ended December 31, 2014 and 2013, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments that have an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents are recorded at amortized cost plus accrued interest. As of December 31, 2014, approximately half of the Company’s cash and cash equivalents were held with one major financial institution, and therefore exposes the Company to a certain degree of credit risk. The Company records cash and cash equivalents of the consolidated Och-Ziff funds held at prime brokers within other assets of Och-Ziff funds in the consolidated balance sheets.
Investments in United States Government Obligations
The Company may from time-to-time invest in United States government obligations to manage excess liquidity. These investments are carried at fair value, as the Company has elected the fair value option in order to include any gains or losses within consolidated net income (loss). These investments are recorded within other assets, net in the consolidated balance sheet. Changes in fair value of these investments were immaterial for the year ended December 31, 2014. The Company (excluding investments of the consolidated funds) did not hold any investment in United States government obligations in 2013 and 2012.
Fixed Assets
Fixed assets consist of a corporate aircraft, leasehold improvements, computer hardware and software, furniture, fixtures and office equipment. Fixed assets are recorded at cost less accumulated depreciation and amortization within other assets, net in the consolidated balance sheets. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be fully recovered. Depreciation and amortization of fixed assets are calculated

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

using the straight-line method over the following depreciable lives: 15 years for the corporate aircraft, the shorter of the related lease term or expected useful life for leasehold improvements and 3 to 7 years for all other fixed assets.
Goodwill
Goodwill is included within other assets, net in the Company’s consolidated balance sheets and relates to the Company’s 2007 acquisition of an additional 25% interest in its domestic real estate operations from one of its joint venture partners. The Company tests goodwill for impairment on an annual basis or more frequently if events or circumstances justify conducting an interim test.
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
Income of Consolidated Och-Ziff Funds
Income of consolidated Och-Ziff funds consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis. The consolidated Och-Ziff funds may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of December 31, 2014 and 2013, and the impact of such investments for the years ended December 31, 2014, 2013 and 2012, were not significant. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase (“repurchase agreements”) by the consolidated Och-Ziff funds are accounted for as collateralized financing transactions. The funds provide securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. Cash borrowed by the funds is included within securities sold under agreements to repurchase in the consolidated balance sheets. The fair value of securities transferred to counterparties under such agreements totaled $478.6 million and $422.1 million as of December 31, 2014 and 2013, respectively, and are included in investments, at fair value in the consolidated balance sheets. Interest expense incurred on these transactions is included within expenses of consolidated Och-Ziff funds in the consolidated statements of comprehensive income (loss).
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
Recently Adopted Accounting Pronouncements
None of the changes to GAAP that went into effect during the year ended December 31, 2014 has had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities are permitted to apply the guidance in ASU 2014-09 using one of the following methods: (1) full retrospective application to each prior period presented, or (2) modified retrospective application with a cumulative effect adjustment to opening retained earnings in the annual reporting period that includes that date of initial application. The requirements of ASU 2014-09 are effective for the Company beginning in the first quarter of 2017. The Company is currently evaluating the impact, if any, that this update will have on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 amends ASC 860—Transfers and Servicing to address the accounting for certain secured financing transactions. ASU 2014-11 also requires additional disclosures about certain transferred financial assets accounted for as sales, as well as those accounted for as secured financing transactions. The impact of ASU 2014-11 to the Company’s consolidated financial statements is expected to be limited to the additional disclosures for transferred financial assets accounted for as financing transactions, which would be effective for the Company beginning in the second quarter of 2015.
In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 amends ASC 810—Consolidation to address the measurement difference that may occur between the fair value, as determined under GAAP, of the financial assets and financial liabilities of a consolidated collateralized financing entity, such as a CLO. The new guidance provides a measurement alternative which allows entities to measure both the financial assets and financial liabilities of the consolidated collateralized financing entity using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The requirements of ASU 2014-13 are effective for the Company beginning in the first quarter of 2016, with early adoption permitted in the first quarter of 2015, using a full

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

retrospective or modified retrospective approach at adoption. The Company is currently evaluating the impact that this update will have on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-12 significantly changes the consolidation analysis required under GAAP. Key changes include the following:

•	The indefinite deferral from ASU 2010-10 discussed above is eliminated.

•
The presumption that a general partner should consolidate a limited partnership is eliminated. Limited partners other than interests held by the Company and its related parties must now have either substantive kick-out or participating rights in order for a limited partnership to qualify as a VOE.

•
Management fees and incentive income earned by the Company will no longer be considered variable interests where such fees are customary and commensurate with the level of effort required for services provided and where the Company does not hold other interests in the VIE that would absorb more than an insignificant amount of the variability of the VIE.

•
The requirement that fees paid to the Company that are both customary and commensurate with the level of effort required for services provided be included in the determination of whether the Company is the primary beneficiary of a VIE when the Company also has a separate variable interest in that VIE is also eliminated.

•
When determining the primary beneficiary of a VIE, the Company will only need to consider its share of the economic exposure in the VIE held by related parties, unless the related party is under common control, in which case the variable interest held by the related party will be considered in its entirety.

Entities are permitted to apply the guidance in ASU 2015-02 using either full retrospective application or a modified retrospective application with a cumulative effect adjustment to opening retained earnings in the year of adoption. The requirements of ASU 2015-02 are effective for the Company beginning in the first quarter of 2016, with early adoption permitted in any interim period of 2015. The Company is currently evaluating the impact that this update will have on its consolidated financial statements.
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
The following table presents the components of the net income (loss) allocated to noncontrolling interests:

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Och-Ziff Operating Group A Units	$365,793	$616,843	$(538,055)
Consolidated Och-Ziff funds	169,142	364,859	266,341
Other	353	4,121	9,514
	$535,288	$985,823	$(262,200)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	December 31, 2014	December 31, 2013

	(dollars in thousands)
Och-Ziff Operating Group A Units	$579,417	$788,689
Consolidated Och-Ziff funds	1,401,495	1,558,435
Other	1,924	1,621
	$1,982,836	$2,348,745
The following table presents the activity in redeemable noncontrolling interests as presented in the consolidated balance sheets:

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Beginning balance	$76,583	$8,692	$—
Capital contributions	435,609	59,656	7,000
Total comprehensive income	33,579	8,235	1,692
Ending Balance	$545,771	$76,583	$8,692
Och-Ziff Operating Group Ownership
The Company’s interest in the Och-Ziff Operating Group increased to 36.8% as of December 31, 2014, from 35.9% as of December 31, 2013. Increases in the Company’s interest in the Och-Ziff Operating Group were driven by the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares and the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”). The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and vesting of RSUs. These increases will be offset upon any conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.
Och-Ziff Operating Group A Unit Exchanges
During the years ended December 31, 2014, 2013 and 2012, the Company issued Class A Shares in connection with the Ziffs’ exchange of an equal number of Och-Ziff Operating Group A Units. As a result, the Company recorded increases to shareholders’ equity related to deferred income tax assets resulting from the exchange, net of decreases to shareholders' equity related to increases in the tax receivable agreement liability.
Acquisition of Noncontrolling Interests
In December 2013, the Company restructured its real estate business so that it now wholly owns the entities related to the real estate business.  Prior to the restructuring, the Company owned 75% of the equity in the real estate business and a noncontrolling partner held the remaining equity interest.  In connection with the restructuring, the noncontrolling partner received Och-Ziff Operating Group D Units subject to vesting.  The restructuring was accounted for as an acquisition of noncontrolling interests, resulting in the reallocation of deficit capital of $2.6 million from noncontrolling interests to the Company’s paid in capital.  The noncontrolling partner will continue to be entitled to a share of future incentive income earned from the real estate funds; however, these amounts will be treated as compensation expense for GAAP purposes.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s assets and liabilities (excluding the assets and liabilities of the consolidated funds) measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2014 and 2013:

	Fair Value
	As of December 31,
	2014	2013	Fair Value Hierarchy

	(dollars in thousands)
United States government obligations	$36,969	$—	Level 1
Financial Assets, at Fair Value, Included Within Other Assets, Net	$36,969	$—

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Consolidated Funds
The assets and liabilities presented in the tables below belong to the investors in the consolidated funds. The Company has a minimal, if any, investment in these funds.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2014:

	As of December 31, 2014
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total

	(dollars in thousands)
Bank debt	$—	$3,022,441	$2,224,032	$—	$5,246,473
Real estate investments	—	—	645,916	—	645,916
Investments in affiliated opportunistic credit funds	—	—	628,913	—	628,913
Residential mortgage-backed securities	—	—	462,927	—	462,927
Collateralized debt obligations	—	—	173,746	—	173,746
Energy and natural resources limited partnerships	—	—	154,782	—	154,782
Commercial real estate debt	—	—	29,815	—	29,815
Corporate bonds	—	70,398	656	—	71,054
United States government obligations	15,000	—	—	—	15,000
Asset-backed securities	—	—	21,368	—	21,368
Commercial mortgage-backed securities	—	—	3,287	—	3,287
Other investments	2	705	2,151	(5)	2,853
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$15,002	$3,093,544	$4,347,593	$(5)	$7,456,134

Senior secured notes payable of consolidated CLOs	$—	$—	$4,784,134	$—	$4,784,134
Subordinated notes payable of consolidated CLOs	—	—	443,277	—	443,277
Notes payable of consolidated CLOs, at fair value	—	—	5,227,411	—	5,227,411
Other liabilities, included within other liabilities of Och-Ziff funds	5,716	—	7	(5)	5,718
Financial Liabilities, at Fair Value	$5,716	$—	$5,227,418	$(5)	$5,233,129

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2013:

	As of December 31, 2013
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total

	(dollars in thousands)
Bank debt	$—	$1,551,892	$1,180,831	$—	$2,732,723
Real estate investments	—	—	633,311	—	633,311
Investments in affiliated opportunistic credit funds	—	—	188,454	—	188,454
Residential mortgage-backed securities	—	—	400,510	—	400,510
Collateralized debt obligations	—	—	205,026	—	205,026
Energy and natural resources limited partnerships	—	—	158,759	—	158,759
Commercial real estate debt	—	—	93,445	—	93,445
Corporate bonds	—	38,228	817	—	39,045
United States government obligations	97,741	—	—	—	97,741
Asset-backed securities	—	—	34,627	—	34,627
Commercial mortgage-backed securities	—	—	20,530	—	20,530
Other investments	964	87	3,292	(96)	4,247
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$98,705	$1,590,207	$2,919,602	$(96)	$4,608,418

Senior secured notes payable of consolidated CLOs	$—	$—	$2,508,338	$—	$2,508,338
Subordinated notes payable of consolidated CLOs	—	—	255,639	—	255,639
Notes payable of consolidated CLOs, at fair value	—	—	2,763,977	—	2,763,977
Other liabilities, included within other liabilities of Och-Ziff funds	3,066	19	800	(96)	3,789
Financial Liabilities, at Fair Value	$3,066	$19	$2,764,777	$(96)	$2,767,766

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Amounts related to the initial consolidation of the Company’s CLOs are included within investment purchases in the tables below.
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the year ended December 31, 2014:

	December 31, 2013	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	December 31, 2014

	(dollars in thousands)
Bank debt	$1,180,831	$60,162	$(207,496)	$2,410,837	$(1,181,865)	$—	$(38,437)	$2,224,032
Real estate investments	633,311	—	—	120,928	(173,847)	—	65,524	645,916
Investments in affiliated opportunistic credit funds	188,454	—	—	477,022	(94,557)	—	57,994	628,913
Residential mortgage-backed securities	400,510	—	—	283,745	(274,031)	—	52,703	462,927
Collateralized debt obligations	205,026	—	—	84,301	(138,680)	—	23,099	173,746
Energy and natural resources limited partnerships	158,759	—	—	29,169	(18,878)	—	(14,268)	154,782
Commercial real estate debt	93,445	—	—	105,514	(174,604)	—	5,460	29,815
Corporate bonds	817	—	—	37	—	—	(198)	656
Asset-backed securities	34,627	—	—	596	(12,329)	—	(1,526)	21,368
Commercial mortgage-backed securities	20,530	—	—	138	(21,053)	—	3,672	3,287
Other investments (including derivatives, net)	2,492	69	—	1,754	(3,649)	429	1,049	2,144
	$2,918,802	$60,231	$(207,496)	$3,514,041	$(2,093,493)	$429	$155,072	$4,347,586

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the year ended December 31, 2013:

	December 31, 2012	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains of Consolidated Och-Ziff Funds	December 31, 2013

	(dollars in thousands)
Bank debt	$384,578	$38,683	$(15,292)	$1,620,678	$(852,606)	$—	$4,790	$1,180,831
Real estate investments	615,634	—	—	203,367	(328,543)	—	142,853	633,311
Investments in affiliated opportunistic credit funds	88,298	—	—	186,578	(113,260)	—	26,838	188,454
Residential mortgage-backed securities	260,410	—	—	276,765	(146,402)	—	9,737	400,510
Collateralized debt obligations	265,722	—	—	42,231	(150,195)	—	47,268	205,026
Energy and natural resources limited partnerships	167,467	—	—	43,606	(58,866)	—	6,552	158,759
Commercial real estate debt	151,275	—	—	39,115	(101,586)	—	4,641	93,445
Corporate bonds	—	—	—	3,781	(3,148)	—	184	817
Asset-backed securities	12,234	—	—	63,515	(41,716)	—	594	34,627
Commercial mortgage-backed securities	41,961	—	—	14,130	(44,802)	—	9,241	20,530
Other investments (including derivatives, net)	46,098	—	—	3,197	(56,050)	(3,861)	13,108	2,492
	$2,033,677	$38,683	$(15,292)	$2,496,963	$(1,897,174)	$(3,861)	$265,806	$2,918,802
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
DECEMBER 31, 2014

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income:

	Year Ended December 31,
	2014	2013

	(dollars in thousands)
Bank debt	$(37,608)	$2,606
Real estate investments	26,316	77,177
Investments in affiliated opportunistic credit funds	(28,961)	10,990
Residential mortgage-backed securities	14,290	(8,546)
Collateralized debt obligations	6,581	10,119
Energy and natural resources limited partnerships	(13,719)	(16,647)
Commercial real estate debt	(216)	125
Corporate bonds	(217)	150
Asset-backed securities	(1,781)	1,302
Commercial mortgage-backed securities	485	(2,424)
Other investments (including derivatives, net)	153	600
	$(34,677)	$75,452
 The tables below summarize the changes in the notes payable of consolidated CLOs for the year ended December 31, 2014 and 2013. The amounts presented within net gains (losses) of consolidated Och-Ziff funds represent the net change in unrealized gains (losses) on the notes payable of consolidated CLOs, as none of these notes have been repaid as of December 31, 2014. These amounts all relate to liabilities still in existence as of each respective balance sheet date. Amounts related to the initial consolidation of the Company’s CLOs are included within issuances in the tables below.

	December 31, 2013	Issuances	Net Gains of Consolidated Och-Ziff Funds	December 31, 2014

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,508,338	$2,317,182	$(41,386)	$4,784,134
Subordinated notes payable of consolidated CLOs	255,639	225,760	(38,122)	443,277
	$2,763,977	$2,542,942	$(79,508)	$5,227,411

	December 31, 2012	Issuances	Net Gains of Consolidated Och-Ziff Funds	December 31, 2013

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$956,693	$1,567,772	$(16,127)	$2,508,338
Subordinated notes payable of consolidated CLOs	104,852	164,775	(13,988)	255,639
	$1,061,545	$1,732,547	$(30,115)	$2,763,977
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
The significant unobservable inputs used in the fair value measurement of the Company’s energy and natural resources limited partnerships are discount rates, EBITDA multiples, price per acre, production multiples and EV/risked prospective resources. Significant increases (decreases) in the discount rates and well risking in isolation would be expected to result in a lower (higher) fair value measurement. Significant increases (decreases) in the EBITDA multiples, price per acre, production multiples and EV/risked prospective resources in isolation would be expected to result in a significantly higher (lower) fair value measurement.
Investments in Affiliated Opportunistic Credit Funds
The fair value of investments in affiliated opportunistic credit funds relates to consolidated feeder funds’ investments into their related master funds. The Company is not an investor of these feeder funds or master funds. The fair value of these investments is based on the consolidated feeder funds’ proportionate share of the respective master funds’ net asset value. These master funds invest primarily in credit-related strategies. Approximately 80% of these investments can be redeemed and paid to investors in the feeder fund after an initial lock-up period of one to three years, after which the feeder fund may redeem its investment on a quarterly basis upon 90 days’ prior written notice. The Company, as investment manager of the master fund, has the option (not exercised to date) to suspend redemptions in certain situations. The remaining 20% relates to a feeder fund that is not able to redeem its investment in the master fund prior to liquidation, the timing of which cannot be estimated. The feeder fund will receive distributions from the master fund as investments are sold, the timing of which cannot be estimated due to the illiquid nature of the investments held by the master fund. The consolidated feeder funds have $58.3 million of unfunded commitments that will be funded by capital contributions from investors in the feeder funds, as the Company is not an investor in the feeder funds or master funds.
Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III
The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of December 31, 2014.

Type of Investment or Liability	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted-Average)
(in thousands)
Bank debt	$2,165,152	Independent pricing services	n/a
	52,107	Yield analysis	Yield	11% to 15% (12%)
	6,773	Broker quotes	n/a
Real estate investments	$638,896	Discounted cash flow	Discount rate	10% to 30% (20%)
			Cash flow growth rate	-48% to 39% (1%)
			Capitalization rate	5% to 13% (8%)
			Price per square foot	$55.22 to $400.00 ($151.33)
			Absorption rate per year	1% to 58% (13%)
			Exit multiple	6.4x
	7,020	Broker quotes	n/a
Investments in affiliated opportunistic credit funds	$628,913	Net asset value	n/a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Type of Investment or Liability	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Residential mortgage-backed securities	$456,815	Broker quotes	n/a
	6,112	Discounted cash flow	Discount rate	20%
			Credit spread	1225 bps
Collateralized debt obligations	$173,746	Broker quotes	n/a
Energy and natural resources limited partnerships	$88,873	Net asset value	n/a
	40,350	Scenario analysis	Discount rate	10% to 25% (18%)
			EBITDA multiple	5.0x to 6.3x (5.6x)
			Price per acre	$1,750.00
			Production multiple (price per thousand cubic feet equivalent per day)	$6,500 to $10,000 ($8,252)
	20,925	Sum of the parts	Discount rate	15%
			Price per acre	$425.00
	4,632	Discounted cash flow	Discount rate	15%
	2	Broker quotes	n/a
Commercial real estate debt	$29,815	Yield analysis	Yield	13% to 18% (14%)
Corporate bonds	$403	Yield analysis	Yield	13%
	253	Broker quotes	n/a
Asset-backed securities	$18,775	Broker quotes	n/a
	2,593	Discounted cash flow	Discount rate	12%
Commercial mortgaged-backed securities	$3,287	Broker quotes	n/a
Senior secured notes payable of consolidated CLOs	$4,784,134	Broker quotes	n/a
Subordinated notes payable of consolidated CLOs	$443,277	Broker quotes	n/a
The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of December 31, 2013.

Type of Investment or Liability	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Bank debt	$1,159,302	Independent pricing services	n/a
	15,360	Yield analysis	Yield	13%
	6,169	Broker quotes	n/a
Real estate investments	$600,690	Discounted cash flow	Discount rate	5% to 36% (21%)
			Cash flow growth rate	-22% to 137% (3%)
			Capitalization rate	5% to 14% (8%)
			Price per square foot	$55.49 to $750.00 ($186.69)
			Absorption rate per year	1% to 27% (13%)
			Exit multiple	6.1x
	32,621	Yield analysis	Capitalization rate	7%
Residential mortgage-backed securities	$385,860	Broker quotes	n/a
	14,650	Discounted cash flow	Discount rate	11% to 21% (17%)
			Credit spread	520 to 1225 bps (960bps)
Collateralized debt obligations	$205,026	Broker quotes	n/a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Type of Investment or Liability	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Investments in affiliated opportunistic credit funds	$188,454	Net asset value	n/a
Energy and natural resources limited partnerships	$106,149	Net asset value	n/a
	25,903	Scenario analysis	Discount rate	10%
			EBITDA multiple	6.3x
			Price per acre	$1,750.00
			Production multiple (price per thousand cubic feet equivalent per day)	$6,250.00
	18,522	Sum of the parts	Discount rate	15%
			EBITDA multiple	4.5x to 7.5x (6.0x)
			EV/risked prospective resources	1.0x to 1.5x (1.3x)
			Price per acre	$50.00 to $500.00 ($459.45)
	8,185	Discounted cash flow	Discount rate	15%
Commercial real estate debt	$57,808	Yield analysis	Yield	10% to 14% (12%)
	30,604	Discounted cash flow	Discount rate	18%
	5,033	Independent pricing services	n/a
Corporate bonds	$427	Yield analysis	Yield	16%
	390	Broker quotes	n/a
Asset-backed securities	$29,380	Broker quotes	n/a
	5,247	Discounted cash flow	Discount rate	15%
Commercial mortgaged-backed securities	$20,530	Broker quotes	n/a
Senior secured notes payable of consolidated CLOs	$2,508,338	Discounted cash flow	Interest rate	5%
			Loan default rate	2%
			Loan loss severity	20%
			Loan prepayment rate	20%
			Reinvestment price	$99.50
Subordinated notes payable of consolidated CLOs	$255,639	Broker quotes	n/a
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
DECEMBER 31, 2014

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
The Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an assessment of the design and effectiveness of controls over the Company’s operations, regulatory compliance, valuation of financial instruments and reporting. Additionally, the Internal Audit Group meets periodically with management and the Audit Committee of the Company’s Board of Directors to evaluate and provide guidance on the existing risk framework and control environment assessments.
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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, primarily its Notes and Aircraft Loan (as defined in Note 9), approximated their fair values as of December 31, 2014. These fair value measurements would be categorized as Level III within the fair value hierarchy.
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

Securities Sold Under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of December 31, 2014	$302,266	$—	$302,266	$302,266	$—
As of December 31, 2013	$257,691	$—	$257,691	$257,691	$—

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
The following table presents the assets and liabilities of funds that are VIEs and consolidated by the Company:

	December 31, 2014		December 31, 2013
	CLOs	Other Funds	CLOs	Other Funds

	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$5,190,994	$944,997	$2,749,422	$607,823
Other assets of Och-Ziff funds	45,166	14,041	43,832	20,736
Total Assets	$5,236,160	$959,038	$2,793,254	$628,559
Liabilities
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	$5,227,411	$—	$2,763,977	$—
Securities sold under agreements to repurchase	—	7,646	—	49,304
Other liabilities of Och-Ziff funds	33,813	9,146	13,293	2,550
Total Liabilities	$5,261,224	$16,792	$2,777,270	$51,854

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
The Company’s involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods, as well as the loss of investments in these entities, if any. The net assets of these VIEs were $37.1 billion and $33.7 billion as of December 31, 2014 and 2013, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from these entities, as well as investments in these entities, if any. As of December 31, 2014 and 2013, the only assets arising from these variable interests related to income and fees receivable of $271.0 million and $574.1 million, respectively.
Joint Ventures
The Company holds a variable interest in a joint venture that is a VIE. The Company’s exposure to loss for this joint venture is limited to its investments in the entity, which totaled $231 thousand and $6.7 million as of December 31, 2014 and 2013, respectively, and is recorded within other assets in the Company’s consolidated balance sheets.
7. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31, 2014	December 31, 2013

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$40,084	$21,714
Computer hardware and software	27,079	21,165
Corporate aircraft	22,600	22,600
Furniture, fixtures and equipment	6,533	3,146
Accumulated depreciation and amortization	(56,736)	(52,416)
Fixed assets, net	39,560	16,209
Receivables	25,867	10,270
United States government obligations, at fair value	36,969	—
Deposit on new corporate aircraft	52,662	4,000
Goodwill	22,691	22,691
Prepaid expenses	20,435	18,165
Other(1)	14,244	14,215
Total Other Assets, Net	$212,428	$85,550
_______________

(1)	Includes investments in Och-Ziff funds of $3.6 million and $3.2 million as of December 31, 2014 and 2013, respectively.

8. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31, 2014	December 31, 2013

	(dollars in thousands)
Accrued expenses	$63,983	$39,851
Deferred rent credit	18,219	15,928
Other	13,545	5,154
Total Other Liabilities	$95,747	$60,933
9. DEBT OBLIGATIONS
As of December 31, 2014, the Company's outstanding indebtedness was comprised of Senior Notes (the “Notes”) and a secured multiple draw term loan agreement to finance installment payments toward the purchase of a new corporate aircraft (the “Aircraft Loan”), as well as notes payable of the consolidated CLOs.
The table below presents scheduled principal payments on the Company's debt obligations for each of the next five years, which primarily relate to the Notes and the Aircraft Loan. There are no scheduled principal payments for the notes payable of the consolidated CLOs through 2019.

Scheduled Payments
(dollars in thousands)
2015	$3,089
2016	$3,666
2017	$3,155
2018	$3,041
2019	$403,140
Senior Notes
On November 20, 2014, the Company issued $400.0 million of Notes due November 20, 2019, unless earlier redeemed or repurchased. A portion of the proceeds from the Notes issuance was used to repay in full outstanding borrowings under the delayed draw term loan entered into in November 2011. The Notes were issued at a price of 99.417% of the aggregate principal amount and bear interest at a rate per annum of 4.50% payable semiannually in arrears. The Notes are unsecured and unsubordinated obligations issued by a subsidiary of the Company, Och-Ziff Finance Co. LLC (“Och-Ziff Finance”), and are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by OZ Management, OZ Advisors I and OZ Advisors II (collectively, the “Notes Guarantors”).
The Notes may be redeemed from time to time at the Company's option, in whole or in part, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole redemption price (as defined in the Notes indenture), in either case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the Company will be required to offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount, plus any accrued and unpaid interest.
The Notes do not have any financial maintenance covenants. However, the Notes include certain covenants, including limitations on Och-Ziff Finance's and, as applicable, the Notes Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease all or substantially all assets. The Notes also provide for customary events of default, bankruptcy, insolvency or reorganization that may cause the Notes to become immediately due and payable, plus any accrued and unpaid interest.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Revolving Credit Facility
On November 20, 2014, the Company entered into a $150.0 million, 5-year unsecured revolving credit facility (the “Revolving Credit Facility”), the proceeds of which may be used for working capital and general corporate purposes. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. The Company is able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. As of December 31, 2014, there were no outstanding borrowings under the facility.
The Company is subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus zero to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management’s credit rating throughout the term of the facility.
The Revolving Credit Facility includes two financial maintenance covenants. The first prohibits total fee-paying assets under management as of the last day of any fiscal quarter to be less than $22.0 billion for two successive quarters. The second prohibits the economic income leverage ratio (as defined in the Revolving Credit Facility) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Revolving Credit Agreement allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility.
The Revolving Credit Facility includes provisions that restrict or limit, among other things, the ability of Och-Ziff Operating Group from:

•	Incurring additional indebtedness or issuing certain equity interest.

•	Creating liens.

•	Paying dividends or making certain other payments when there is a default or event of default under the Revolving Credit Facility.

•	Merging, consolidating, selling or otherwise disposing of its assets.

•	Engaging in certain transactions with shareholders or affiliates.

•	Engaging in a substantially different line of business.

•	Amending its organizational documents in a manner materially adverse to the lenders.
The Revolving Credit Facility permits the Och-Ziff Operating Group to incur, among other things, up to $150.0 million of indebtedness and additional indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio of 4.0 to 1.0 and no default or event of default has occurred and is continuing. The facility also permits the Och-Ziff Operating Group to create liens to, among other things, secure indebtedness and other obligations of up to $50.0 million.
Aircraft Loan
On February 14, 2014, the Company entered into the Aircraft Loan with a capacity of up to $59.0 million to finance installment payments towards the purchase of a new corporate aircraft. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of December 31, 2014, $48.7 million was outstanding under the Aircraft Loan. During the first quarter of 2015, the Company made an additional $3.6 million borrowing to fund the final payment due in connection with delivery of the aircraft.
Amounts borrowed prior to aircraft delivery bore interest at a rate per annum of LIBOR plus 1.40%. Following aircraft delivery, outstanding borrowings bear interest at a rate of 3.22% per annum, and the balance is payable in equal monthly installments of principal and interest over the 7-year term of the facility, with a balloon payment of $30.8 million due upon

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

maturity. There are no financial covenants associated with the Aircraft Loan. The Aircraft Loan includes other customary terms and conditions, including customary events of default and covenants.
Notes Payable of Consolidated CLOs
The Company consolidates the CLOs it manages. As a result, the senior and subordinated notes issued by the CLOs are included in the Company’s consolidated balance sheets. Notes payable of the consolidated CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral generally consists of corporate loans, corporate bonds and other securities. As of December 31, 2014 and 2013, the fair value of the CLO assets was $5.2 billion and $2.8 billion, respectively. The stated maturity dates for the notes issued by the CLOs range from 2023 to 2027.
The Company has elected to carry these notes at fair value in its consolidated balance sheets to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLOs. The Company recorded unrealized gains (losses) of $79.5 million and $30.1 million and $(10.0) million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included within net gains of consolidated Och-Ziff funds in the statements of comprehensive income. Substantially all of these changes related to changes in instrument specific credit risk, as substantially all of these are floating-rate instruments.
The tables below present information related to the CLO notes outstanding. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior secured notes.

	As of December 31, 2014
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$4,892,750	$4,784,134	2.34%	10.7
Subordinated notes payable of consolidated CLOs	511,008	443,277	N/A	10.6
Total Notes Payable of Consolidated CLOs	$5,403,758	$5,227,411

	As of December 31, 2013
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,543,000	$2,508,338	2.30%	10.8
Subordinated notes payable of consolidated CLOs	282,300	255,639	N/A	10.8
Total Notes Payable of Consolidated CLOs	$2,825,300	$2,763,977
Consolidated Funds Credit Facilities
Certain funds consolidated by the Company have entered into syndicated credit facilities with an aggregate $334.0 million available for borrowings and letters of credit. The outstanding loans under the credit facilities are secured by the unfunded capital commitments of the investors in those funds, as well as certain of the Company’s consolidated subsidiaries (as general partners of the respective funds), based on their pro rata ownership in each fund. The funds are jointly and severally liable for the indebtedness. Borrowings under the credit facility are recorded as liabilities by the investment subsidiaries of the funds using the facility. Investment subsidiaries of these funds are not consolidated, but are carried at fair value within investments, at fair value in the Company’s consolidated balance sheets. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated balance sheets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

10. REORGANIZATION EXPENSES AND EQUITY BASED COMPENSATION EXPENSES
Reorganization Expenses
The reclassification of the executive managing directors’ and the Ziffs’ pre-IPO interests in the Och-Ziff Operating Group as Och-Ziff Operating Group A Units at the time of the Reorganization was accounted for as share-based payments. The Och-Ziff Operating Group A Units granted to the Ziffs and the units sold by the executive managing directors in the 2007 Offerings were not subject to any substantive service or performance requirements; therefore, the fair value related to those units was recognized as a one-time charge at the time of the 2007 Offerings. The fair value of the Och-Ziff Operating Group A Units held by the executive managing directors after the 2007 Offerings, less a 5% discount for transfer restrictions that remained in place after vesting, or $30.40 per Och-Ziff Operating Group A Unit, was amortized on a straight-line basis over the requisite five-year service period following the 2007 Offerings. Any units that were subsequently reallocated among the executive managing directors as a result of forfeiture were accounted for as a new grant at the time of reallocation. Substantially all of the reallocated units vested over the remaining 5-year period beginning on the date of the 2007 Offerings, with a small number of reallocated units vesting through 2015. Amortization related to Och-Ziff Operating Group A Units granted in connection with the Reorganization that were forfeited and subsequently reallocated to the remaining executive managing directors were also included within Reorganization expenses.
The table below presents the activity related to unvested Och-Ziff Operating Group A Units granted in connection with the Reorganization that are being amortized through Reorganization expenses for the year ended December 31, 2014:

	Unvested Och-Ziff Operating Group A Units	Weighted-Average Grant-Date Fair Value
Beginning of Year	1,085,772	$29.62
Vested	(543,953)	$29.57
End of Year	541,819	$29.66
There were no Och-Ziff Operating Group A Units granted in 2014, 2013 or 2012 that are being amortized through Reorganization expenses. As of December 31, 2014, the total unrecognized Reorganization expenses related to unvested Och-Ziff Operating Group A Units granted in connection with the Reorganization totaled $14.1 million with a weighted-average amortization period of 0.9 years.
Equity-Based Compensation Expenses
The Company grants equity-based compensation in the form of RSUs, Och-Ziff Operating Group A Units and Class A Shares to its executive managing directors, employees and the independent members of the Board under the terms of the 2007 Equity Incentive Plan and the 2013 Incentive Plan. The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Expense recorded within compensation and benefits	$114,727	$133,832	$86,006
Corresponding tax benefit	$13,163	$11,362	$5,639
Restricted Share Units (RSUs)
An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of the requisite service period. All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on the Company’s Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. As a result, dividend equivalents declared on RSUs that are classified as equity awards are recorded similar to a stock dividend, resulting in (i) increases in the Company’s accumulated deficit and the accumulated deficit component of noncontrolling interests on the same pro rata basis as earnings of the Och-Ziff

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Operating Group are allocated and (ii) increases in the Company’s paid-in capital and the paid-in capital component of noncontrolling interests on the same pro rata basis. No compensation expense is recognized related to these dividend equivalents. For RSUs classified as liability awards, dividend equivalents are recorded through compensation and benefits expense in the same manner as liability awards. Delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs, and therefore a forfeiture provision has been included in the accrual of such dividend equivalents.
The following table presents information related to the settlement of RSUs:

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$58,313	$68,039	$33,702
Fair value of RSUs settled in cash	$10,393	$13,707	$—
Fair value of RSUs withheld to satisfy tax withholding obligations	$26,093	$21,845	$10,907
Number of RSUs withheld to satisfy tax withholding obligations	2,166,762	1,661,209	1,173,231
The following table presents activity related to the Company’s unvested RSUs for the year ended December 31, 2014:

	Unvested RSUs	Weighted-Average Grant-Date Fair Value
Beginning of Year	9,548,694	$10.16
Granted	9,668,090	$13.15
Vested	(7,803,749)	$11.57
Canceled or forfeited	(440,766)	$11.35
Modified to liability award	(788,373)	$11.33
End of Year	10,183,896	$11.86
The weighted-average grant-date fair value of RSUs granted was $13.15, $10.07 and $9.62 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, total unrecognized compensation expense related to RSUs was approximately $104.0 million with a weighted-average amortization period of 2.8 years.
In December 2014, the Company modified 788,373 RSUs from equity awards to liability awards. As a result, the Company now adjusts the amortization of these units to the current fair value as of the end of each reporting period. The remaining amortization period for this award is one year and may be settled in cash or equity.
Och-Ziff Operating Group A Units Granted Subsequent to the 2007 Offerings
The Company recognizes compensation expense for Och-Ziff Operating Group A Units equal to the market value of the Company’s Class A Shares at the date of grant, less a 5% discount for transfer restrictions that remain in place after vesting. The table below presents the activity related to unvested Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings that are being amortized through compensation and benefits for the year ended December 31, 2014:

	Unvested Och-Ziff Operating Group A Units	Weighted-Average Grant-Date Fair Value
Beginning of Year	21,862,887	$9.94
Vested	(4,439,717)	$9.94
End of Year	17,423,170	$9.94
The weighted-average grant-date fair value of Och-Ziff Operating Group A Units granted subsequent to the 2007 Offerings was $9.99 and $8.30 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2014, total

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

unrecognized compensation expenses related to Och-Ziff Operating Group A Units that were granted subsequent to the 2007 Offerings totaled $154.7 million with a weighted-average amortization period of 6.1 years.
11. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income:

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Recurring placement and related service fees	$48,217	$31,291	$23,380
Professional services	30,733	43,932	30,404
Occupancy and equipment	30,249	30,526	28,286
Information processing and communications	24,094	19,807	19,074
Insurance	16,170	8,323	7,677
Business development	11,982	11,223	9,325
Other expenses	11,738	13,286	12,155
	173,183	158,388	130,301
Changes in tax receivable agreement liability	(40,383)	(8,514)	(13,428)
Total General, Administrative and Other	$132,800	$149,874	$116,873
12. INCOME TAXES
The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level income taxes in the United States and in foreign jurisdictions.
The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Current:
Federal income taxes	$892	$—	$—
State and local income taxes	13,872	9,181	7,947
Foreign income taxes	13,223	7,545	6,711
	27,987	16,726	14,658
Deferred:
Federal income taxes	50,345	60,534	45,680
State and local income taxes	60,176	19,202	22,472
Foreign income taxes	540	(775)	51
	111,061	78,961	68,203
Total Provision for Income Taxes	$139,048	$95,687	$82,861

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the GAAP bases and tax bases of the Company’s assets and liabilities. The following table presents the Company’s deferred income tax assets and liabilities before the impact of offsetting deferred income tax assets and liabilities within the same legal entity and tax jurisdiction:

	December 31, 2014	December 31, 2013

	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$778,021	$875,570
Net operating loss	46,525	42,619
Tax credit carryforwards	31,275	22,780
Employee compensation	10,969	7,629
	866,790	948,598
Valuation allowance	(12,637)	(9,330)
Total Deferred Income Tax Assets	$854,153	$939,268

Deferred Income Tax Liabilities:
Investment in partnerships	18,120	4,536
Other	648	74
Total Deferred Income Tax Liabilities	$18,768	$4,610
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
As of December 31, 2014, the Company had foreign income tax credit carryforwards of approximately $17.7 million that will expire between 2017 and 2024, and state and local income tax credits of $12.6 million that will expire between 2015 and 2021. However, the Company has determined that it may not realize certain deferred state income tax credits within the limited carryforward period available. Accordingly, a valuation allowance for $12.6 million and $9.3 million as of December 31, 2014 and 2013, respectively, has been established for these credits.
As of December 31, 2014, the Company had $86.3 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $105.0 million for state and $115.9 million for local income tax purposes that will expire between 2028 and 2032.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to noncontrolling interests	-23.94%	-25.54%	-18.43%
Income not subject to entity level tax	-2.54%	-3.91%	-6.01%
State and local income taxes due to enacted change in tax laws	5.16%	0.29%	-2.70%
Other state and local income taxes	2.96%	1.64%	-3.01%
Foreign income taxes	1.12%	0.30%	-0.82%
Reorganization expenses	0.16%	0.09%	-20.20%
Other, net	-1.57%	-0.79%	-0.80%
Effective Income Tax Rate	16.35%	7.08%	-16.97%
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. In general, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2011; however, certain subsidiaries are no longer subject to income tax examinations for years prior to the following: 2007 for U.S. federal; 2006 for state and local; and 2007 for foreign jurisdictions.
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

Year Ended December 31, 2014
(dollars in thousands)
Beginning balance	$—
Additions for tax benefits related to prior years	7,000
Ending Balance	$7,000
As of and for the year ended December 31, 2014, the Company did not accrue interest or penalties related to uncertain tax positions. As of December 31, 2014, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The amount of the Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.5 million as of December 31, 2014.
13. EARNINGS (LOSS) PER CLASS A SHARE
Basic earnings (loss) per Class A Share is computed by dividing the net income allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the years ended December 31, 2014, 2013 and 2012, the Company included, respectively, 1,460,578, 1,772,757 and 1,014,166 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings per Class A Share.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following tables present the computation of basic and diluted earnings per Class A Share:

Year Ended December 31, 2014	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$142,445	172,843,926	$0.82
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,884,116
RSUs	—	5,335,186		—
Diluted	$142,445	178,179,112	$0.80

Year Ended December 31, 2013	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$261,767	155,994,389	$1.68
Effect of dilutive securities:
Och-Ziff Operating Group A Units	495,386	307,951,103		—
RSUs	—	4,497,198		—
Diluted	$757,153	468,442,690	$1.62

Year Ended December 31, 2012	Net Loss Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(310,723)	142,970,660	$(2.17)
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		300,231,866
RSUs	—	—		4,969,158
Diluted	$(310,723)	142,970,660	$(2.17)
14. RELATED PARTY TRANSACTIONS
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors and the Ziffs under the tax receivable agreement, as discussed further in Note 15. The Company made payments under the tax receivable agreement to its executive managing directors and the Ziffs of $46.0 million, $29.8 million and $20.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Notes Payable of Consolidated CLOs
A portion of the notes payable of consolidated CLOs is held by certain funds managed by the Company. As of December 31, 2014 and 2013, these amounts totaled $175.7 million and $162.8 million, respectively.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Management Fees and Incentive Income Earned from the Och-Ziff Funds
The Company earns substantially all of its management fees and incentive income from the Och-Ziff funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
Prior to the 2007 Offerings, the Company did not charge management fees or earn incentive income on investments made by the Company’s executive managing directors, employees and other related parties. Following the 2007 Offerings, the Company began charging management fees and earning incentive income on new investments made in the funds by executive managing directors and certain other related parties, including the reinvestment by executive managing directors of the after-tax proceeds from the 2007 Offerings. However, from January 2015, the Company began to waive management fees and incentive income on new investments by its executive managing directors and certain other related parties. The Company continues to waive fees for employee investments in the funds.
The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$22,497	$28,860	$25,997
Incentive income	$18,044	$70,959	$37,415
Fees waived on investments held by related parties:
Management fees	$15,461	$14,306	$13,100
Incentive income	$20,101	$32,045	$16,743
Corporate Aircraft
The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the years ended December 31, 2014, 2013 and 2012, the Company charged Mr. Och $673 thousand, $784 thousand and $375 thousand, respectively, for his personal use of the aircraft.
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
DECEMBER 31, 2014

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

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
2015	$48,919
2016	50,117
2017	52,887
2018	57,247
2019	59,431
Thereafter	432,534
Total Payments	$701,135
Lease Obligations
The Company has non-cancelable operating leases for its headquarters in New York expiring in 2029 and various other operating leases for its offices in London, Hong Kong, Mumbai, Beijing, Dubai and Shanghai expiring on various dates through 2024. The Company also has operating leases for other locations, as well as operating leases on computer hardware. Certain operating leases allow for rent holiday periods. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account these rent holiday periods.
The table below presents total future minimum lease payments for operating leases with original or remaining noncancelable lease terms in excess of one year as of December 31, 2014.

Operating Leases
(dollars in thousands)
2015	$19,435
2016	24,257
2017	24,336
2018	20,257
2019	21,470
Thereafter	188,260
Total Minimum Lease Payments	$298,015

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

For the years ended December 31, 2014, 2013 and 2012, the Company recorded rent expense on a straight-line basis of $21.7 million, $19.6 million, and $17.7 million, respectively, within general, administrative and other expenses in the consolidated statements of comprehensive income (loss).
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
On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserts claims on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014, and asserts claims under the Securities Exchange Act of 1934. Daniel Och, Joel Frank and Michael Cohen are also named defendants. The amended complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters under investigation by the U.S. Securities and Exchange Commission and the U.S. Department of Justice.  On May 30, 2014, a shareholder derivative action was filed against the Company in the Supreme Court of the State of New York, County of New York (Stokes v. Och, et al.).  The amended complaint asserts claims derivatively on behalf of the Company against all of the Company’s directors and alleges that the directors breached their fiduciary duties and other disclosure obligations with respect to the matters described above. The Company believes these cases are without merit and intends to defend them vigorously.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

16. SEGMENT INFORMATION
The Company's operating segments are the Och-Ziff Funds segment and the Company's real estate business. The Och-Ziff Funds segment is currently the Company’s only reportable segment under GAAP and provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles. The Company’s real estate business, which provides asset management services to its real estate funds, is included in the Other Operations as it does not meet the threshold of a reportable business segment under GAAP.
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

In addition, expenses related to compensation and profit-sharing arrangements based on fund investment performance are recognized at the end of the relevant commitment period, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Och-Ziff Funds Segment Results

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$1,163,180	$1,619,573	$1,080,743
Economic Income	$708,000	$1,104,236	$695,191
Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Total consolidated revenues	$1,542,284	$1,895,923	$1,226,602
Adjustment to management fees(1)	(14,938)	(10,668)	(14,400)
Adjustment to incentive income(2)	51,909	6,031	4,707
Other Operations revenues	(46,576)	(10,914)	(10,724)
Income of consolidated Och-Ziff funds	(369,499)	(260,799)	(125,442)
Economic Income Revenues - Och-Ziff Funds Segment	$1,163,180	$1,619,573	$1,080,743
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.
Reconciliation of Och-Ziff Funds Economic Income to Net Income (Loss) Allocated to Class A Shareholders

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$142,445	$261,767	$(310,723)
Net income (loss) allocated to the Och-Ziff Operating Group A Units	365,793	616,843	(538,055)
Equity-based compensation, net of RSUs settled in cash	104,334	120,125	86,006
Income taxes	139,048	95,687	82,861
Adjustment for incentive income allocations from consolidated funds subject to clawback	(32,737)	(40,137)	(36,418)
Allocations to Och-Ziff Operating Group D Units	27,010	19,954	9,296
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	2,816	7,854	—
Reorganization expenses	16,083	16,087	1,396,882
Changes in tax receivable agreement liability	(40,383)	(8,514)	(13,428)
Depreciation and amortization	6,990	8,251	9,362
Other adjustments	(1,456)	779	8,331
Other Operations	(21,943)	5,540	1,077
Economic Income - Och-Ziff Funds Segment	$708,000	$1,104,236	$695,191

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

17. SUBSEQUENT EVENTS
Dividend
On February 5, 2015, the Company announced a cash dividend of $0.47 per Class A Share. The dividend is payable on February 24, 2015 to holders of record as of the close of business on February 17, 2015.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY RESULTS—UNAUDITED

The quarterly results presented below were prepared in accordance with GAAP and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results.
The Company generally does not recognize incentive income during the first three quarters of the year other than amounts earned as a result of fund investor redemptions during the period or amounts earned on longer-term assets under management. Additionally, compensation and benefits generally comprise a significant portion of total expenses, with discretionary cash bonuses comprising a large portion of total compensation and benefits expense. These cash bonuses are based on total annual revenues, which are significantly influenced by incentive income earned by the Company at the end of the year. Annual discretionary bonuses are generally determined and expensed in the fourth quarter each year.
The following table presents the Company’s unaudited, summarized quarterly results and balance sheet information for the year ended December 31, 2014:

	Year Ended December 31, 2014
	First	Second	Third	Fourth

	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$285,480	$262,469	$306,685	$687,650
Total expenses	146,131	154,095	153,068	382,355
Total other income (loss)	59,982	66,158	(4,693)	22,278
Income taxes	33,591	21,328	36,110	48,019
Consolidated Net Income	$165,740	$153,204	$112,814	$279,554

Allocation of Consolidated Net Income
Class A Shareholders	$23,852	$10,716	$23,202	$84,675
Noncontrolling interests	132,065	128,596	83,235	191,392
Redeemable noncontrolling interests	9,823	13,892	6,377	3,487
	$165,740	$153,204	$112,814	$279,554
Earnings Per Class A Share
Basic	$0.14	$0.06	$0.13	$0.49
Diluted	$0.14	$0.05	$0.09	$0.47
Weighted-Average Class A Shares Outstanding
Basic	171,920,763	172,733,171	172,959,765	173,740,719
Diluted	175,925,367	479,894,909	481,078,788	179,862,242

Selected Balance Sheet Data
Cash and cash equivalents	$311,181	$336,925	$367,196	$250,603
Assets of consolidated Och-Ziff funds	4,934,457	6,505,105	7,130,792	7,559,180
Total assets	6,357,921	7,929,035	8,578,519	9,302,886
Debt obligations	399,216	416,918	431,962	447,887
Liabilities of consolidated Och-Ziff funds	3,063,292	4,447,801	5,093,876	5,580,010
Total liabilities	4,335,744	5,762,991	6,412,241	7,065,038
Redeemable noncontrolling interests	312,484	425,859	435,774	545,771
Shareholders' deficit attributable to Class A Shareholders	(293,139)	(315,578)	(348,781)	(290,759)
Shareholders' equity attributable to noncontrolling interests	2,002,832	2,055,763	2,079,285	1,982,836
Total shareholders' equity	1,709,693	1,740,185	1,730,504	1,692,077

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY RESULTS—UNAUDITED

The following table presents the Company’s unaudited, summarized quarterly results and balance sheet information for the year ended December 31, 2013:

	Year Ended December 31, 2013
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