Form 10-Q
period 2015-03-31
Och-Ziff Capital Management Group LLC
filed 2015-05-05
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of May 1, 2015, there were 176,193,990 Class A Shares and 301,874,006 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holding LLC

2011 Offering	Our public offering of 33.3 million Class A Shares in November 2011

active executive managing directors	Executive managing directors who remain active in our business

Annual Report	Our annual report on Form 10-K for the year ended December 31, 2014, dated February 23, 2015 and filed with the SEC

Class A Shares	Our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the NYSE

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
If one or more of these or other risks or uncertainties materialize, or if our assumptions or estimates prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors are not and should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and risks that are included in our filings with the SEC, including but not limited to our Annual Report.
There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. The forward-looking statements contained in this report are made only as of the date of this report. We do not undertake to update any forward-looking statement because of new information, future developments or otherwise.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31, 2015	December 31, 2014

	(dollars in thousands)
Assets
Cash and cash equivalents	$283,211	$250,603
Income and fees receivable	74,527	440,327
Due from related parties	2,237	4,963
Deferred income tax assets	815,695	835,385
Other assets, net (includes assets measured at fair value of $36,982 and $36,969 as of March 31, 2015 and December 31, 2014, respectively)	214,189	212,428
Assets of consolidated Och-Ziff funds:
Investments, at fair value	8,087,919	7,456,134
Other assets of Och-Ziff funds	198,639	103,046
Total Assets	$9,676,417	$9,302,886

Liabilities and Shareholders' Equity
Liabilities
Due to related parties	$702,932	$702,905
Debt obligations	451,187	447,887
Compensation payable	20,760	238,489
Other liabilities	91,223	95,747
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	5,767,296	5,227,411
Securities sold under agreements to repurchase	274,250	302,266
Other liabilities of Och-Ziff funds	42,158	50,333
Total Liabilities	7,349,806	7,065,038

Commitments and Contingencies (Note 14)

Redeemable Noncontrolling Interests (Note 3)	708,813	545,771

Shareholders' Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 176,191,916 and 175,946,555 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 301,874,006 and 301,884,116 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Paid-in capital	3,017,689	3,004,881
Appropriated retained deficit	(2,321)	(31,336)
Accumulated deficit	(3,323,376)	(3,264,304)
Shareholders' deficit attributable to Class A Shareholders	(308,008)	(290,759)
Shareholders' equity attributable to noncontrolling interests	1,925,806	1,982,836
Total Shareholders' Equity	1,617,798	1,692,077
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$9,676,417	$9,302,886
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Revenues
Management fees	$165,943	$158,770
Incentive income	57,110	52,093
Other revenues	461	446
Income of consolidated Och-Ziff funds	109,337	74,171
Total Revenues	332,851	285,480

Expenses
Compensation and benefits	69,918	65,855
Reorganization expenses	4,017	4,021
Interest expense	5,245	1,666
General, administrative and other	49,835	35,912
Expenses of consolidated Och-Ziff funds	59,888	38,677
Total Expenses	188,903	146,131

Other Income
Net gains on investments in Och-Ziff funds and joint ventures	117	5,483
Net gains of consolidated Och-Ziff funds	45,885	54,499
Total Other Income	46,002	59,982

Income Before Income Taxes	189,950	199,331
Income taxes	25,160	33,591
Consolidated and Comprehensive Net Income	$164,790	$165,740

Allocation of Consolidated and Comprehensive Net Income
Class A Shareholders	$25,871	$23,852
Noncontrolling interests	133,353	132,065
Redeemable noncontrolling interests	5,566	9,823
	$164,790	$165,740

Earnings Per Class A Share
Basic	$0.15	$0.14
Diluted	$0.14	$0.14

Weighted-Average Class A Shares Outstanding
Basic	177,634,861	171,920,763
Diluted	180,156,745	175,925,367

Dividends Paid per Class A Share	$0.47	$1.12
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Deficit	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity

			(dollars in thousands)
As of December 31, 2014	175,946,555	301,884,116	$3,004,881	$(31,336)	$(3,264,304)	$(290,759)	$1,982,836	$1,692,077
Capital contributions	—	—	—	—	—	—	107,231	107,231
Capital distributions	—	—	—	—	—	—	(279,428)	(279,428)
Cash dividends declared on Class A Shares	—	—	—	—	(82,774)	(82,774)	—	(82,774)
Dividend equivalents on Class A restricted share units	—	—	2,169	—	(2,169)	—	—	—
Equity-based compensation	245,361	(10,110)	9,119	—	—	9,119	15,300	24,419
Impact of changes in Och-Ziff Operating Group ownership (See Note 3)	—	—	39	—	—	39	(39)	—
Initial consolidation of CLOs	—	—	—	(6,968)	—	(6,968)	—	(6,968)
Allocation of income of consolidated CLOs	—	—	—	35,983	—	35,983	(35,983)	—
Impact of amortization of Reorganization charges on capital	—	—	1,481	—	—	1,481	2,536	4,017
Total comprehensive net income, excluding amounts allocated to redeemable noncontrolling interests	—	—	—	—	25,871	25,871	133,353	159,224
As of March 31, 2015	176,191,916	301,874,006	$3,017,689	$(2,321)	$(3,323,376)	$(308,008)	$1,925,806	$1,617,798
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income	$164,790	$165,740
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Reorganization expenses	4,017	4,021
Amortization of equity-based compensation	28,796	27,130
Depreciation and amortization	2,149	1,828
Deferred income taxes	20,014	21,350
Operating cash flows due to changes in:
Income and fees receivable	365,800	878,093
Due from related parties	2,726	2,581
Other assets, net	11,336	(9,673)
Due to related parties	27	(4,282)
Compensation payable	(220,204)	(292,383)
Other liabilities	468	14,067
Consolidated Och-Ziff funds related items:
Net gains of consolidated Och-Ziff funds	(45,885)	(54,499)
Purchases of investments	(1,078,440)	(1,232,039)
Proceeds from sale of investments	979,132	1,082,074
Other assets of consolidated Och-Ziff funds	(48,585)	(10,324)
Securities sold under agreements to repurchase	(28,016)	13,067
Other liabilities of consolidated Och-Ziff funds	(8,857)	(648)
Net Cash Provided by Operating Activities	149,268	606,103

Cash Flows from Investing Activities
Purchases of fixed assets	(20,315)	(16,000)
Investment in Och-Ziff funds	(264)	(15,193)
Other, net	94	(2,167)
Net Cash Used in Investing Activities	(20,485)	(33,360)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	264,707	264,801
Distributions to noncontrolling and redeemable noncontrolling interests	(279,428)	(537,661)
Dividends on Class A Shares	(82,774)	(190,210)
Proceeds from debt obligations	3,606	16,000
Other, net	(2,286)	(4,466)
Net Cash Used in Financing Activities	(96,175)	(451,536)
Net Change in Cash and Cash Equivalents	32,608	121,207
Cash and Cash Equivalents, Beginning of Period	250,603	189,974
Cash and Cash Equivalents, End of Period	$283,211	$311,181

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$299	$1,615
Income taxes	$1,789	$3,110
Non-cash transactions:
Assets related to the initial consolidation of CLOs	$497,579	$—
Liabilities related to the initial consolidation of CLOs	$504,547	$—
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, primarily because of the majority of incentive income and discretionary cash bonuses being recorded in the fourth quarter each year. All significant intercompany transactions and balances have been eliminated in consolidation.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

Recently Adopted Accounting Pronouncements
None of the changes to GAAP that went into effect in the three months ended March 31, 2015 has had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific revenue recognition guidance throughout the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities are permitted to apply the guidance in ASU 2014-09 using one of the following methods: (1) full retrospective application to each prior period presented, or (2) modified retrospective application with a cumulative effect adjustment to opening retained earnings in the annual reporting period that includes that date of initial application. The requirements of ASU 2014-09 are effective for the Company beginning in the first quarter of 2017; however, the FASB in April 2015 issued a proposed ASU that would defer the effective date for the Company to the first quarter of 2018. The Company is currently evaluating the impact, if any, that this update will have on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 amends ASC 860—Transfers and Servicing to address the accounting for certain secured financing transactions. ASU 2014-11 also requires additional disclosures about certain transferred financial assets accounted for as sales, as well as those accounted for as secured financing transactions. The impact of ASU 2014-11 to the Company’s consolidated financial statements is expected to be limited to the additional disclosures for transferred financial assets accounted for as financing transactions, which will be effective for the Company beginning in the second quarter of 2015.
In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 amends ASC 810—Consolidation to address the measurement difference that may occur between the fair value, as determined under GAAP, of the financial assets and financial liabilities of a consolidated collateralized financing entity, such as a CLO. The new guidance provides a measurement alternative which allows entities to measure both the financial assets and financial liabilities of the consolidated collateralized financing entity using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The requirements of ASU 2014-13 are effective for the Company beginning in the first quarter of 2016 using a full retrospective or modified retrospective approach at adoption. The Company is currently evaluating the impact that this update will have on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 significantly changes the consolidation analysis required under GAAP. Key changes include the following:

•	The indefinite deferral from ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds is eliminated.

•
The presumption that a general partner should consolidate a limited partnership is eliminated. Limited partners other than interests held by the Company and its related parties must now have either substantive kick-out or participating rights in order for a limited partnership to qualify as a voting interest entity.

•
Management fees and incentive income earned by the Company will no longer be considered variable interests where such fees are customary and commensurate with the level of effort required for services provided and where the Company and its related parties do not hold other interests in the variable interest entity (“VIE”) that would absorb more than an insignificant amount of the variability of the VIE.

•
The requirement that fees paid to the Company that are both customary and commensurate with the level of effort required for services provided be included in the determination of whether the Company absorbs variability of a VIE when the Company also has a separate variable interest in that VIE is also eliminated.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

Entities are permitted to apply the guidance in ASU 2015-02 using one of the following methods: (1) full retrospective application to each prior period presented, or (2) modified retrospective application with a cumulative effect adjustment to opening retained earnings in the annual reporting period that includes that date of initial application. The requirements of ASU 2015-02 are effective for the Company beginning in the first quarter of 2016, with early adoption permitted in any interim period of 2015. The Company is currently evaluating the impact that this update will have on its consolidated financial statements.
ASU 2015-03, Simplifying the Presentation of Debt Issuance costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The requirements of ASU 2015-03 are effective for the Company beginning in first quarter of 2016, with early adoption permitted. The impact on the Company will be limited to a reclassification of debt issuance costs from other assets to debt obligations in the Company’s consolidated balance sheet. As of March 31, 2015, the amount of debt issuance costs within the scope of ASU 2015-03 and currently presented within other assets, net was $6.9 million.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 will be effective for the Company beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively. The impact of ASU 2015-07 will be limited to disclosure of the level in the fair value hierarchy of investments held by the Company that are measured using net asset value per share during the periods presented.
None of the other changes to GAAP that are not yet effective are expected to have a material effect on the Company's consolidated financial statements.
3. NONCONTROLLING INTERESTS
Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and primarily relate to the Och-Ziff Operating Group A Units held by the Company’s executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) as well as fund investors’ interests in the consolidated Och-Ziff funds. Net income allocated to the Och-Ziff Operating Group A Units is driven by the earnings of the Och-Ziff Operating Group. Net income allocated to fund investors’ interests in consolidated Och-Ziff funds is driven by the earnings of those funds, including the net difference in the fair value of CLO assets and liabilities that are subsequently reclassified to appropriated retained earnings on the consolidated balance sheets.
The following table presents the components of the net income allocated to noncontrolling interests:

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Och-Ziff Operating Group A Units	$80,932	$73,581
Consolidated Och-Ziff funds	52,352	58,241
Other	69	243
	$133,353	$132,065

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	March 31, 2015	December 31, 2014

	(dollars in thousands)
Och-Ziff Operating Group A Units	$509,092	$579,417
Consolidated Och-Ziff funds	1,413,502	1,401,495
Other	3,212	1,924
	$1,925,806	$1,982,836
The following table presents the activity in redeemable noncontrolling interests as presented in the consolidated balance sheets:

Three Months Ended March 31, 2015

(dollars in thousands)
Beginning balance	$545,771
Capital contributions	157,476
Total net income	5,566
Ending Balance	$708,813
Och-Ziff Operating Group Ownership
The Company’s interest in the Och-Ziff Operating Group increased to 36.9% as of March 31, 2015, from 36.8% as of December 31, 2014. Increases in the Company’s interest in the Och-Ziff Operating Group are generally driven by the following: (i) the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan, primarily related to the vesting of Class A restricted share units (“RSUs”); and (iii) the forfeiture of Och-Ziff Operating Group A Units and related Class B Shares by a departing executive managing director. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and vesting of RSUs. These increases will be offset upon any conversion by an executive managing director of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

•
Level II – Fair value is determined using quotations received from dealers making a market for these assets or liabilities (“broker quotes”), valuations obtained from independent third-party pricing services, the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date. The types of assets and liabilities that would generally be included in this category are certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, less liquid equity securities, forward contracts and certain over the-counter (“OTC”) derivatives.

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s assets and liabilities (excluding the assets and liabilities of the consolidated funds) measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2015 and December 31, 2014:

	Fair Value
	March 31, 2015	December 31, 2014	Fair Value Hierarchy

	(dollars in thousands)
United States government obligations	$36,982	$36,969	Level 1
Financial Assets, at Fair Value, Included Within Other Assets, Net	$36,982	$36,969

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

Consolidated Funds
The assets and liabilities presented in the tables below belong to the investors in the consolidated funds. The Company has a minimal, if any, investment in these funds.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2015:

	As of March 31, 2015
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total

	(dollars in thousands)
Bank debt	$—	$3,786,040	$1,916,114	$—	$5,702,154
Real estate investments	—	—	720,550	—	720,550
Investments in affiliated opportunistic credit funds	—	—	764,993	—	764,993
Residential mortgage-backed securities	—	—	434,975	—	434,975
Collateralized debt obligations	—	—	150,963	—	150,963
Energy and natural resources limited partnerships	—	—	162,717	—	162,717
Commercial real estate debt	—	—	30,969	—	30,969
Corporate bonds	—	73,369	698	—	74,067
United States government obligations	17,687	—	—	—	17,687
Asset-backed securities	—	—	22,545	—	22,545
Commercial mortgage-backed securities	—	—	2,996	—	2,996
Other investments	—	1,134	2,218	(49)	3,303
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$17,687	$3,860,543	$4,209,738	$(49)	$8,087,919

Senior secured notes payable of consolidated CLOs	$—	$—	$5,298,366	$—	$5,298,366
Subordinated notes payable of consolidated CLOs	—	—	468,930	—	468,930
Notes payable of consolidated CLOs, at fair value	—	—	5,767,296	—	5,767,296
Other liabilities, included within other liabilities of Och-Ziff funds	7,561	—	98	(49)	7,610
Financial Liabilities, at Fair Value	$7,561	$—	$5,767,394	$(49)	$5,774,906

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

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
MARCH 31, 2015

Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Amounts related to the initial consolidation of the Company’s CLOs are included within investment purchases in the tables below.
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the three months ended March 31, 2015:

	December 31, 2014	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	March 31, 2015

	(dollars in thousands)
Bank debt	$2,224,032	$207,339	$(655,198)	$365,750	$(250,120)	$—	$24,311	$1,916,114
Real estate investments	645,916	—	—	91,906	(34,310)	—	17,038	720,550
Investments in affiliated opportunistic credit funds	628,913	—	—	172,887	(47,653)	—	10,846	764,993
Residential mortgage-backed securities	462,927	—	—	11,791	(41,269)	—	1,526	434,975
Collateralized debt obligations	173,746	—	—	4,319	(35,454)	—	8,352	150,963
Energy and natural resources limited partnerships	154,782	—	—	9,697	(767)	—	(995)	162,717
Commercial real estate debt	29,815	—	—	1,232	(7)	—	(71)	30,969
Corporate bonds	656	—	—	146	—	—	(104)	698
Asset-backed securities	21,368	—	—	2,290	(974)	—	(139)	22,545
Commercial mortgage-backed securities	3,287	—	—	—	(302)	—	11	2,996
Other investments (including derivatives, net)	2,144	—	—	—	—	(161)	137	2,120
	$4,347,586	$207,339	$(655,198)	$660,018	$(410,856)	$(161)	$60,912	$4,209,640

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the three months ended March 31, 2014:

	December 31, 2013	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	March 31, 2014

	(dollars in thousands)
Bank debt	$1,180,831	$222,419	$(196,218)	$445,713	$(332,171)	$—	$2,867	$1,323,441
Real estate investments	633,311	—	—	15,314	(48,588)	—	19,999	620,036
Investments in affiliated opportunistic credit funds	188,454	—	—	240,105	(12,045)	—	14,594	431,108
Residential mortgage-backed securities	400,510	—	—	86,365	(104,866)	—	17,782	399,791
Collateralized debt obligations	205,026	—	—	51,306	(57,972)	—	12,463	210,823
Energy and natural resources limited partnerships	158,759	—	—	3,153	(14,191)	—	(1,212)	146,509
Commercial real estate debt	93,445	—	—	40,286	(1,493)	—	299	132,537
Corporate bonds	817	—	—	—	—	—	32	849
Asset-backed securities	34,627	—	—	—	(8,207)	—	(912)	25,508
Commercial mortgage-backed securities	20,530	—	—	—	(13,321)	—	2,617	9,826
Other investments (including derivatives, net)	2,492	69	—	1,455	(566)	433	306	4,189
	$2,918,802	$222,488	$(196,218)	$883,697	$(593,420)	$433	$68,835	$3,304,617
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
MARCH 31, 2015

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Bank debt	$22,484	$1,847
Real estate investments	8,786	16,883
Investments in affiliated opportunistic credit funds	(21,404)	3,735
Residential mortgage-backed securities	(547)	9,950
Collateralized debt obligations	3,852	7,046
Energy and natural resources limited partnerships	(995)	(1,391)
Commercial real estate debt	(71)	226
Corporate bonds	(109)	27
Asset-backed securities	(55)	(1,090)
Commercial mortgage-backed securities	(50)	(35)
Other investments (including derivatives, net)	(33)	653
	$11,858	$37,851
 The tables below summarize the changes in the notes payable of consolidated CLOs for the three months ended March 31, 2015 and 2014. The amounts presented within net gains (losses) of consolidated Och-Ziff funds represent the net change in unrealized gains (losses) on the notes payable of consolidated CLOs, as none of these notes have been repaid as of March 31, 2015. These amounts all relate to liabilities still in existence as of each respective balance sheet date. Amounts related to the initial consolidation of the Company’s CLOs are included within issuances in the tables below.

	December 31, 2014	Issuances	Net (Gains) Losses of Consolidated Och-Ziff Funds	March 31, 2015

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$4,784,134	$464,377	$49,855	$5,298,366
Subordinated notes payable of consolidated CLOs	443,277	39,487	(13,834)	468,930
	$5,227,411	$503,864	$36,021	$5,767,296

	December 31, 2013	Issuances	Net Losses of Consolidated Och-Ziff Funds	March 31, 2014

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,508,338	$—	$7,535	$2,515,873
Subordinated notes payable of consolidated CLOs	255,639	—	943	256,582
	$2,763,977	$—	$8,478	$2,772,455
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
MARCH 31, 2015

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
Energy and Natural Resources Limited Partnerships
The fair value of energy and natural resources limited partnerships is generally determined using discounted cash flows when assets are producing oil or gas, or when it is reasonably certain that an asset will be capable of producing oil or gas, or using recent financing for certain investments. Acreage with proven undeveloped, probable or possible reserves are valued using prevailing prices of comparable properties, and may include adjustments for other assets or liabilities such as seismic data, equipment, and cash held by the investee. Certain natural resource assets may also be valued using scenario analyses and sum of the parts analyses.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

The fair value for certain energy and natural resources limited partnership investments is based on the net asset value of the underlying fund. This amount represents a certain consolidated fund’s investment into another fund managed by the Company. The investee invests primarily in energy and natural resource investments. The fund may not redeem its investment into the investee prior to liquidation. The fund will receive distributions from the investee as investments are sold, the timing of which cannot be estimated. The consolidated fund has $43.7 million of unfunded commitments that will be funded by capital contributions from investors in the fund, as the Company is not an investor in the fund.
The significant unobservable inputs used in the fair value measurement of the Company’s energy and natural resources limited partnerships that are not measured using net asset value are discount rates, EBITDA multiples, price per acre, and production multiples. Significant increases (decreases) in the discount rates in isolation would be expected to result in a lower (higher) fair value measurement. Significant increases (decreases) in the EBITDA multiples, price per acre, and production multiples in isolation would be expected to result in a significantly higher (lower) fair value measurement.
Investments in Affiliated Opportunistic Credit Funds
The fair value of investments in affiliated opportunistic credit funds relates to consolidated feeder funds’ investments into their related master funds. The Company is not an investor of these feeder funds or master funds. The fair value of these investments is based on the consolidated feeder funds’ proportionate share of the respective master funds’ net asset value. These master funds invest primarily in credit-related strategies. Approximately 86% of these investments can be redeemed and paid to investors in the feeder fund after an initial lock-up period of one to three years, after which the feeder fund may redeem its investment on a quarterly basis upon 90 days’ prior written notice. The Company, as investment manager of the master fund, has the option (not exercised to date) to suspend redemptions in certain situations. The remaining 14% relates to a feeder fund that is not able to redeem its investment in the master fund prior to liquidation, the timing of which cannot be estimated. The feeder fund will receive distributions from the master fund as investments are sold, the timing of which cannot be estimated due to the illiquid nature of the investments held by the master fund. The consolidated feeder funds have $52.4 million of unfunded commitments that will be funded by capital contributions from investors in the feeder funds, as the Company is not an investor in the feeder funds or master funds.
Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III
The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of March 31, 2015.

Type of Investment or Liability	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Bank debt	$1,861,566	Independent pricing services	n/a
	51,870	Yield analysis	Yield	11% to 16% (12%)
	2,678	Broker quotes	n/a
Real estate investments	$720,550	Discounted cash flow	Discount rate	5% to 30% (20%)
			Cash flow growth rate	-48% to 47% (1%)
			Capitalization rate	5% to 13% (8%)
			Price per square foot	$52.96 to $170.00 ($147.97)
			Absorption rate per year	0.3% to 57.5% (11%)
			Exit multiple	6.4x
Investments in affiliated opportunistic credit funds	$764,993	Net asset value	n/a
Residential mortgage-backed securities	$419,268	Broker quotes	n/a
	10,726	Independent pricing services	n/a
	4,981	Discounted cash flow	Discount rate	20%
			Credit spread	1225 bps

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

Type of Investment or Liability	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Collateralized debt obligations	$132,279	Broker quotes	n/a
	18,684	Independent pricing services	n/a
Energy and natural resources limited partnerships	$90,661	Net asset value	n/a
	46,935	Scenario analysis	Discount rate	10% to 25% (19%)
			EBITDA multiple	5.0x to 6.0x (5.5x)
			Price per acre	$1,750
			Production multiple (price per thousand cubic feet equivalent per day)	$6,500 to $11,667 ($9,122)
	21,358	Sum of the parts	Discount rate	15%
			Price per acre	$432
	3,760	Discounted cash flow	Discount rate	15%
	3	Broker quotes	n/a
Commercial real estate debt	$30,969	Yield analysis	Yield	13% to 19% (14%)
Corporate bonds	$360	Yield analysis	Yield	11%
	338	Broker quotes	n/a
Asset-backed securities	$20,549	Broker quotes	n/a
	1,996	Discounted cash flow	Discount rate	13%
Commercial mortgaged-backed securities	$2,996	Broker quotes	n/a
Senior secured notes payable of consolidated CLOs	$5,298,366	Broker quotes	n/a
Subordinated notes payable of consolidated CLOs	$468,930	Broker quotes	n/a
The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of December 31, 2014.

Type of Investment or Liability	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Bank debt	$2,165,152	Independent pricing services	n/a
	52,107	Yield analysis	Yield	11% to 15% (12%)
	6,773	Broker quotes	n/a
Real estate investments	$638,896	Discounted cash flow	Discount rate	10% to 30% (20%)
			Cash flow growth rate	-48% to 39% (1%)
			Capitalization rate	5% to 13% (8%)
			Price per square foot	$55.22 to $400.00 ($151.33)
			Absorption rate per year	1% to 58% (13%)
			Exit multiple	6.4x
	7,020	Broker quotes	n/a
Investments in affiliated opportunistic credit funds	$628,913	Net asset value	n/a
Residential mortgage-backed securities	$456,815	Broker quotes	n/a
	6,112	Discounted cash flow	Discount rate	20%
			Credit spread	1225 bps
Collateralized debt obligations	$173,746	Broker quotes	n/a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

Type of Investment or Liability	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Energy and natural resources limited partnerships	$88,873	Net asset value	n/a
	40,350	Scenario analysis	Discount rate	10% to 25% (18%)
			EBITDA multiple	5.0x to 6.3x (5.6x)
			Price per acre	$1,750
			Production multiple (price per thousand cubic feet equivalent per day)	$6,500 to $10,000 ($8,252)
	20,925	Sum of the parts	Discount rate	15%
			Price per acre	$425
	4,632	Discounted cash flow	Discount rate	15%
	2	Broker quotes	n/a
Commercial real estate debt	$29,815	Yield analysis	Yield	13% to 18% (14%)
Corporate bonds	$403	Yield analysis	Yield	13%
	253	Broker quotes	n/a
Asset-backed securities	$18,775	Broker quotes	n/a
	2,593	Discounted cash flow	Discount rate	12%
Commercial mortgaged-backed securities	$3,287	Broker quotes	n/a
Senior secured notes payable of consolidated CLOs	$4,784,134	Broker quotes	n/a
Subordinated notes payable of consolidated CLOs	$443,277	Broker quotes	n/a
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
The Valuation Committee is responsible for establishing the valuation policy and monitors compliance with the valuation policy, ensuring that all of the funds’ investments reflect fair values, as well as providing oversight of the valuation process. These valuation policies and procedures include, but are not limited to the following: determining the pricing sources used to value specific investment classes; the selection of independent pricing services; the periodic review of due diligence materials of independent pricing services; and the fair value hierarchy coding of the funds’ investments. The Valuation Committee reviews a variety of reports on a monthly basis, which include, but are not limited to the following: summaries of the sources used to determine the value of the funds’ investments; summaries of the fair value hierarchy of the funds’ investments; and variance reports that compare the values of investments to independent pricing services. The Valuation Committee is comprised of non-investment professionals, and may obtain input from investment professionals for consideration in carrying out its responsibilities.
The Financial Controls Group is responsible for compliance with the valuation policies, performing price verification and preparing the monthly valuation reports reviewed by the Valuation Committee. The Financial Controls Group’s other responsibilities include, but are not limited to the following: preparation and distribution of daily profit and loss reports; overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and third party pricing feeds; performing back testing by comparing prices observed in executed transactions to previous day valuations and/or pricing service providers on a weekly and monthly basis; performing due diligence reviews on independent pricing services on an annual or as needed basis; and assisting the Valuation Committee in developing valuation policies.
The Internal Audit Group employs a risk-based program of audit coverage that is designed to provide an assessment of the design and effectiveness of controls over the Company’s operations, regulatory compliance, valuation of financial instruments

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

and reporting. Additionally, the Internal Audit Group meets periodically with management and the Audit Committee of the Company’s Board of Directors to evaluate and provide guidance on the existing risk framework and control environment assessments.
Monthly procedures have been established for Level III investments, which include comparing unobservable inputs to observable inputs for similar positions, reviewing subsequent market activities, performing comparisons of actual versus projected performance indicators, and discussing the valuation methodology, including pricing techniques when applicable, with investment professionals. Independent pricing services may be used to corroborate the Company’s internal valuations. Investment professionals and members of the Financial Controls Group review a daily profit and loss report, as well as other periodic reports that analyze the profit and loss and related asset class exposure of the funds’ investments.
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, primarily its Notes and Aircraft Loan (as defined in Note 9), approximated their fair values as of March 31, 2015. These fair value measurements would be categorized as Level III within the fair value hierarchy.
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

Securities Sold Under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of March 31, 2015	$274,250	$—	$274,250	$274,250	$—
As of December 31, 2014	$302,266	$—	$302,266	$302,266	$—
6. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of funds that are considered VIEs. The Company generally serves as the general partner or the investment or collateral manager with decision-making rights for these entities. Substantially all of the funds that are VIEs managed by the Company qualify for the deferral granted under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds. Accordingly, the Company’s determination of whether it is the primary beneficiary of a fund that is a VIE is generally based on identifying the variable interest holder that is exposed to the majority of the expected losses or receives a majority of the expected residual returns. Fund investors are entitled to substantially all of the economics of these VIEs with the exception of management fees and incentive income, if any, earned by the Company. Accordingly, the determination of whether the Company is the primary beneficiary of these entities is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.
The deferral granted in ASU 2010-10 does not apply to CLOs. Accordingly, the determination of whether the Company is the primary beneficiary that would consolidate a CLO is based on a qualitative assessment to determine whether the Company,

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

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
After considering the purpose and design of the CLOs, the Company determined that when it launches its CLOs, it possesses the power to direct the activities of the CLOs that most significantly impact the CLOs’ economic performance through its role in managing collateral and credit risk as the collateral manager. In addition, the Company determined that when it launches its CLOs, it has the right to receive benefits from the CLOs that could potentially be significant, on a quantitative and qualitative basis, because of the management fees and incentive income the Company could earn from the CLOs. As a result, the Company consolidates the CLOs it manages upon launch.
The following table presents the assets and liabilities of CLOs and other funds, such as certain of the Company’s real estate and credit funds, that are VIEs and consolidated by the Company:

	March 31, 2015		December 31, 2014
	CLOs	Other Funds	CLOs	Other Funds

	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$5,647,118	$1,125,918	$5,190,994	$944,997
Other assets of Och-Ziff funds	153,799	14,577	45,166	14,041
Total Assets	$5,800,917	$1,140,495	$5,236,160	$959,038
Liabilities
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	$5,767,296	$—	$5,227,411	$—
Securities sold under agreements to repurchase	—	5,451	—	7,646
Other liabilities of Och-Ziff funds	29,483	4,036	33,813	9,146
Total Liabilities	$5,796,779	$9,487	$5,261,224	$16,792
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
The Company’s involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods, as well as the loss of investments in these entities, if any. The net assets of these VIEs were $37.2 billion and $37.1 billion as of March 31, 2015 and December 31, 2014, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from these entities, as well as investments in these entities, if any. As of March 31, 2015 and December 31, 2014, the only assets arising from these variable interests related to income and fees receivable of $54.8 million and $271.0 million, respectively. The Company has not recorded any liabilities with respect to VIEs that are not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

7. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2015	December 31, 2014

	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$85,352	$22,600
Leasehold improvements	44,218	40,084
Computer hardware and software	28,211	27,079
Furniture, fixtures and equipment	6,630	6,533
Accumulated depreciation and amortization	(58,701)	(56,736)
Fixed assets, net	105,710	39,560
United States government obligations, at fair value	36,982	36,969
Goodwill	22,691	22,691
Receivables	17,993	25,867
Prepaid expenses	16,982	20,435
Deposit on new corporate aircraft	—	52,662
Other(1)	13,831	14,244
Total Other Assets, Net	$214,189	$212,428
_______________

(1)	Includes investments in Och-Ziff funds of $3.9 million and $3.6 million as of March 31, 2015 and December 31, 2014, respectively.
In February 2015, the Company received delivery of its corporate aircraft. Amounts previously reported within deposit on new aircraft were transferred to corporate aircraft in the table above.
8. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2015	December 31, 2014

	(dollars in thousands)
Accrued expenses	$51,774	$63,983
Deferred rent credit	18,297	18,219
Other	21,152	13,545
Total Other Liabilities	$91,223	$95,747
9. DEBT OBLIGATIONS
As of March 31, 2015, the Company's outstanding indebtedness was comprised of Senior Notes (the “Notes”) and a secured term loan to finance the purchase of a new corporate aircraft (the “Aircraft Loan”), as well as notes payable of the consolidated CLOs. During the three months ended March 31, 2015, the Company took a final draw down on the Aircraft Loan and recorded additional notes payable of the newly consolidated CLOs. There have been no other material changes to the Company’s debt obligations as reported in the Annual Report.
Aircraft Loan
On February 14, 2014, the Company entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to the Company in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of March 31, 2015, $52.0 million was outstanding under the Aircraft Loan.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

Outstanding borrowings bear interest at a rate of 3.22% per annum, and the balance is payable in equal monthly installments of principal and interest over the term of the facility beginning on the aircraft delivery date, with a balloon payment of $30.8 million due upon maturity on February 4, 2022. There are no financial covenants associated with the Aircraft Loan. The Aircraft Loan includes other customary terms and conditions, including customary events of default and covenants.
Notes Payable of Consolidated CLOs
The Company consolidates the CLOs it manages. As a result, the senior and subordinated notes issued by the CLOs are included in the Company’s consolidated balance sheets. Notes payable of the consolidated CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral generally consists of corporate loans, corporate bonds and other securities. As of March 31, 2015 and December 31, 2014, the fair value of the CLO assets was $5.8 billion and $5.2 billion, respectively. The stated maturity dates for the notes issued by the CLOs range from 2023 to 2027.
The Company has elected to carry these notes at fair value in its consolidated balance sheets to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLOs. The Company recorded unrealized losses of $36.0 million and $8.5 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are included within net gains of consolidated Och-Ziff funds in the statements of comprehensive income. Substantially all of these changes related to changes in instrument specific credit risk, as substantially all of these are floating-rate instruments.
The tables below present information related to the CLO notes outstanding. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior secured notes.

	As of March 31, 2015
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$5,362,750	$5,298,366	2.38%	10.6
Subordinated notes payable of consolidated CLOs	551,508	468,930	N/A	10.5
Total Notes Payable of Consolidated CLOs	$5,914,258	$5,767,296

	As of December 31, 2014
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$4,892,750	$4,784,134	2.34%	10.7
Subordinated notes payable of consolidated CLOs	511,008	443,277	N/A	10.6
Total Notes Payable of Consolidated CLOs	$5,403,758	$5,227,411

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

10. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Recurring placement and related service fees	$12,647	$10,717
Occupancy and equipment	8,376	8,045
Professional services	7,487	7,423
Information processing and communications	6,915	4,838
Insurance	4,164	3,968
Business development	3,189	2,791
Other expenses	7,082	1,945
	49,860	39,727
Changes in tax receivable agreement liability	(25)	(3,815)
Total General, Administrative and Other	$49,835	$35,912
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
The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 13.2% and 16.9% for the three months ended March 31, 2015 and 2014, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the executive managing directors’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.
In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets.
As of March 31, 2015 and December 31, 2014, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the three months ended March 31, 2015, the Company did not accrue interest or penalties related to uncertain tax positions. As of March 31, 2015, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.4 million as of March 31, 2015.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

12. EARNINGS PER CLASS A SHARE
Basic earnings per Class A Share is computed by dividing the net income allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended March 31, 2015 and 2014, the Company included, respectively, 1,534,479 and 1,784,357 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings per Class A Share.
The following tables present the computation of basic and diluted earnings per Class A Share:

Three Months Ended March 31, 2015	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$25,871	177,634,861	$0.15
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,874,006
RSUs	—	2,521,884		—
Diluted	$25,871	180,156,745	$0.14

Three Months Ended March 31, 2014	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$23,852	171,920,763	$0.14
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		302,529,588
RSUs	—	4,004,604		—
Diluted	$23,852	175,925,367	$0.14
13. RELATED PARTY TRANSACTIONS
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors and the Ziffs under the tax receivable agreement, as discussed further in Note 14.
Notes Payable of Consolidated CLOs
A portion of the notes payable of consolidated CLOs is held by certain funds managed by the Company. As of March 31, 2015 and December 31, 2014, these amounts totaled $179.1 million and $175.7 million, respectively.
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
MARCH 31, 2015

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
The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$5,033	$5,893
Incentive income	$1,454	$2,490
Fees waived on investments held by related parties:
Management fees	$4,082	$3,937
Incentive income	$235	$—
Corporate Aircraft
The Company’s corporate aircraft is used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the three months ended March 31, 2015 and 2014, the Company charged Mr. Och $356 thousand and $299 thousand, respectively, for his personal use of the aircraft.
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
MARCH 31, 2015

give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors.
Lease Obligations
The Company has non-cancelable operating leases for its headquarters in New York expiring in 2029 and various other operating leases for its offices in London, Hong Kong, Mumbai, Beijing, Dubai and Shanghai expiring on various dates through 2024. The Company also has operating leases for other locations, as well as operating leases on computer hardware. Certain operating leases allow for rent holiday periods. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account these rent holiday periods. The related lease commitments have not changed materially since December 31, 2014.
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
Since 2011, the Company has been investigated by the Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) concerning possible violations of the Foreign Corrupt Practices Act (the “FCPA”) and other laws.  The investigation concerns an investment by a foreign sovereign wealth fund in some of the Och-Ziff funds in 2007 and investments by some of the funds, both directly and indirectly, in a number of companies in Africa. While the Company is unable to predict the full scope, duration or outcome of the SEC and DOJ investigation, it believes that it is reasonably likely that the outcome would include the government pursuing remedies. The Company expects to enter into discussions to resolve any actions that may arise out of the investigation at the appropriate time in the future. The SEC and DOJ have a broad range of civil and criminal sanctions available to them under the FCPA and other laws. While the ultimate impact of any sanctions that may arise cannot be estimated at this time, any such resolution could have a material adverse effect on the Company’s business and its consolidated financial statements.
On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserts claims on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014, and asserts claims under the Securities Exchange Act of 1934. Daniel Och, Joel Frank and Michael Cohen are also named defendants. The amended complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters under investigation by the SEC and the DOJ. On May 30, 2014, a shareholder derivative action was filed against the Company in the Supreme Court of the State of New York, County of New York (Stokes v. Och, et al.). The amended complaint asserts claims derivatively on behalf of the Company against all of the Company’s directors and alleges that the directors breached their fiduciary duties and other disclosure obligations with respect to the matters described above. The Company believes these cases are without merit and intends to defend them vigorously.
Investment Commitments
From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds, including the Company if it is an investor in the relevant fund. The Company manages these funds and generally only has a minimal investment, if any, in these funds.
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
MARCH 31, 2015

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
MARCH 31, 2015

Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment. All interest expense related to outstanding indebtedness is allocated to the Och-Ziff Funds segment.
Och-Ziff Funds Segment Results

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$223,290	$211,333
Economic Income	$152,663	$158,598
Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Total consolidated revenues	$332,851	$285,480
Adjustment to management fees(1)	(2,100)	(4,210)
Adjustment to incentive income(2)	8,173	6,915
Other Operations revenues	(6,297)	(2,681)
Income of consolidated Och-Ziff funds	(109,337)	(74,171)
Economic Income Revenues - Och-Ziff Funds Segment	$223,290	$211,333
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2015

Reconciliation of Och-Ziff Funds Economic Income to Net Income Allocated to Class A Shareholders

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$25,871	$23,852
Net income allocated to the Och-Ziff Operating Group A Units	80,932	73,581
Equity-based compensation	28,796	27,130
Income taxes	25,160	33,591
Adjustment for incentive income allocations from consolidated funds subject to clawback	(18,473)	(8,317)
Allocations to Och-Ziff Operating Group D Units	6,035	5,157
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,419	4,366
Reorganization expenses	4,017	4,021
Changes in tax receivable agreement liability	(25)	(3,815)
Depreciation and amortization	2,149	1,828
Other adjustments	67	(554)
Other Operations	(3,285)	(2,242)
Economic Income - Och-Ziff Funds Segment	$152,663	$158,598
16. SUBSEQUENT EVENTS
Dividend
On May 5, 2015, the Company announced a cash dividend of $0.22 per Class A Share. The dividend is payable on May 22, 2015 to holders of record as of the close of business on May 15, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part II—Item 1A. Risk Factors” of this report. Actual results may differ materially from those contained in any forward-looking statements. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report. An investment in our Class A Shares is not an investment in any of our funds.
Overview
Overview of Our Financial Results
We reported GAAP net income allocated to Class A Shareholders of $25.9 million for the three months ended March 31, 2015, compared to net income of $23.9 million for the three months ended March 31, 2014. The year-over-year increase was primarily driven by higher management fees and incentive income, offset by higher operating expenses and a gain on the sale of an investment held by a joint venture in the first quarter of 2014 that did not reoccur in 2015.
We reported Economic Income for the Company of $155.9 million for the three months ended March 31, 2015, compared to $160.8 million for the three months ended March 31, 2014. The year-over-year decrease was principally due to higher operating expenses and a gain on the sale of an investment held by a joint venture in the first quarter of 2014 that did not reoccur in 2015. These decreases were partially offset by higher management fees and incentive income. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $48.3 billion as of March 31, 2015. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $16.0 billion, or 33% of our total assets under management as of March 31, 2015. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $14.4 billion, comprising 30% of assets under management as of March 31, 2015.
Assets under management in our multi-strategy products totaled $33.9 billion as of March 31, 2015. OZ Master Fund, our global multi-strategy fund, generated a net return of 3.8% for the three months ended March 31, 2015, and an annualized net return since inception of 12.9%. Year-to-date net returns reflect particularly strong performance of the fund’s long/short equity special situations strategies globally. Assets under management for the fund were $27.7 billion as of March 31, 2015. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the OZ Master Fund.
Assets under management in our dedicated credit products totaled $11.0 billion as of March 31, 2015. Assets under management in our opportunistic credit funds were $5.2 billion as of March 31, 2015. OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a net return of 0.8% for the three months ended March 31, 2015, and an annualized net return since inception of 16.9%. Assets under management for the fund were $1.6 billion as of March 31, 2015. Assets under management in Institutional Credit Strategies, our asset management platform that invests in performing credits, were $5.9 billion as of March 31, 2015.
Assets under management in our real estate funds totaled $2.1 billion as of March 31, 2015. Since inception, Och-Ziff Real Estate Fund II, which finished its investment period in 2014, generated a net internal rate of return (“IRR”) of 22.3% through March 31, 2015 and a multiple of invested capital of 1.6x.
Market Environment
Our ability to successfully generate consistent, positive, absolute returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each strategy may be materially affected by conditions in the global markets.
Global equity markets fell sharply early in the 2015 first quarter as oil prices reached multi-year lows. Oil prices stabilized and rebounded slightly in February, and positive news from Europe helped drive equity markets higher towards the end of the quarter. In the U.S., equity markets exhibited mixed performance during the quarter. The S&P 500 Index underperformed global ex-U.S. equity markets by over 8% during this period, the first time since the third quarter of 2005 that the S&P 500 has lagged global markets so markedly. This shift highlights the divergent trajectories of monetary policies in the U.S. relative to most other major economic regions. While the European Central Bank (“ECB”), the Bank of Japan (“BOJ”) and the People’s Bank of China (“PBOC”) all implemented incremental easing measures during the first quarter, the focus in the U.S. has been centered on when, not if, the Federal Reserve will begin to raise rates. A similar dynamic affected the currency markets with the U.S. dollar strengthening nearly 9% against a basket of global currencies in the first quarter, the largest such appreciation since the ‘flight-to-quality’ period observed during the financial crisis in the third quarter of 2008.
In Europe, markets were positively impacted by the ECB's launch of its quantitative easing (“QE”) program in early March 2015, setting the stage for a Eurozone recovery. The ECB expanded its asset purchase program to include Eurozone government, agency and European institutional bonds, committing to buying €60 billion of bonds per month through September 2016. The €1.1 trillion size of the program was much larger than most investors had anticipated. Additionally, geopolitical concerns eased with the announcement of a ceasefire in the Ukraine, and the announcement of an extension in Greece's debt relief package reduced concerns that Greece would withdraw from the Eurozone.
In Asia, country-specific performance varied during the 2015 first quarter. Japan's economy emerged from a brief recession at the end of last year, but during the 2015 first quarter business sentiment remained weak and the BOJ's aggressive stimulus measures did little to stimulate economic growth. Towards the end of the quarter, Japan's equity markets rallied and produced positive performance. China's economic growth and inflation declined more than expected and first quarter data showed that China's economy continued to slow after its weakest expansion in more than a decade. The PBOC introduced additional stimulus measures during the quarter in response to China's weakening property market, slowing economic growth and deflationary pressures. Markets in China rallied towards the end of the quarter.
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
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. However, from January 2015, we began to waive management fees and incentive income on new investments by our executive managing directors and certain other related parties. As of March 31, 2015, approximately 6% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 45% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended March 31, 2015
	December 31, 2014	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	March 31, 2015

	(dollars in thousands)
Multi-strategy funds	$34,100,390	$(1,461,319)	$—	$1,233,571	$33,872,642
Credit
Opportunistic credit funds	5,098,600	398,253	(362,930)	58,066	5,191,989
Institutional Credit Strategies	5,166,734	688,052	—	2,613	5,857,399
Real estate funds	2,022,399	54,513	(14,292)	(4,254)	2,058,366
Other	1,146,292	113,932	(1)	69,608	1,329,831
Total	$47,534,415	$(206,569)	$(377,223)	$1,359,604	$48,310,227

	Three Months Ended March 31, 2014
	December 31, 2013	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	March 31, 2014

	(dollars in thousands)
Multi-strategy funds	$31,768,578	$781,169	$—	$(9,885)	$32,539,862
Credit
Opportunistic credit funds	4,305,438	439,451	(179,077)	195,013	4,760,825
Institutional Credit Strategies	2,605,628	35,000	—	(4,170)	2,636,458
Real estate funds	970,568	769,416	(7,474)	532	1,733,042
Other	588,600	372,306	—	(4,701)	956,205
Total	$40,238,812	$2,397,342	$(186,551)	$176,789	$42,626,392
In the three months ended March 31, 2015, our funds experienced performance-related appreciation of $1.4 billion and net outflows of $206.6 million, which was comprised of $1.7 billion of gross inflows and $1.9 billion of gross outflows due to redemptions. Distributions and other reductions were $377.2 million, which was driven by $210.5 million in distributions to investors in our closed-end opportunistic credit funds that are in the process of winding down, and a $152.4 million reduction in the OZ European Credit Opportunities Fund as a result of the expiration of the fund's investment period. Additionally, our gross inflows included $491.0 million within Institutional Credit Strategies related to a CLO that closed during the first quarter of 2015. Excluding CLOs, pension funds were the largest sources of both our gross inflows and gross outflows during the first quarter of 2015.
In the three months ended March 31, 2014, our funds experienced performance-related appreciation of $176.8 million, net inflows of $2.4 billion, which was comprised of $3.7 billion of gross inflows and $1.3 billion of gross outflows due to redemptions. Distributions and other reductions of $186.6 million primarily related to distributions to investors in our closed-end opportunistic credit and real estate funds that are in the process of winding down. Direct allocations from pension funds and private banks were the largest drivers of our gross inflows, while redemptions from fund-of-funds were the largest driver of our gross outflows.
Weighted-Average Assets Under Management and Average Management Fee Rate
The table below presents our weighted-average assets under management and the average management fee rate. Weighted-average assets under management exclude the impact of first quarter investment performance for the periods presented, as these amounts do not impact management fees calculated for the periods presented.

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Weighted-average assets under management	$46,440,317	$41,455,928
Average management fee rate	1.43%	1.51%
The year-over-year decline in our average management fee rate occurred because the increase in our total assets under management during this period was primarily driven by growth in our opportunistic credit funds and our Institutional Credit Strategies products, which earn lower management fee rates than our multi-strategy funds, consistent with market convention for these products. Our average management fee will vary from quarter to quarter based on the mix of products that comprise our assets under management.
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

	Assets Under Management as of March 31,		Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2015
			2015		2014
	2015	2014	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
OZ Master Fund(1)	$27,698,583	$25,814,809	5.2%	3.8%	1.0%	0.4%	18.2%	(1)	12.9%	(1)
OZ Asia Master Fund	1,345,004	1,375,059	6.9%	5.4%	-6.2%	-6.7%	10.3%		6.1%
OZ Europe Master Fund	1,076,861	1,324,733	5.6%	4.3%	0.5%	—%	12.5%		8.3%
OZ Enhanced Master Fund	1,243,367	820,861	8.8%	6.6%	-0.4%	-0.8%	22.5%		15.9%
Och-Ziff European Multi-Strategy UCITS Fund	305,586	620,771	5.8%	5.3%	-0.5%	-1.1%	6.3%		3.5%
Other funds	2,203,241	2,583,629	n/m	n/m	n/m	n/m	n/m		n/m
	$33,872,642	$32,539,862
_______________

(1)
The annualized returns since inception are those of the Och-Ziff Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to its discretion and have varied materially since inception and are expected to vary materially in the future. As of March 31, 2015, the gross and net annualized returns since the OZ Master Fund’s inception on January 1, 1998 were 14.2% and 9.7%, respectively.

The $1.3 billion, or 4%, year-over-year increase in assets under management in our multi-strategy funds was primarily due to $2.7 billion of performance-related appreciation, driven by the performance of the OZ Master Fund, our global multi-strategy fund. Offsetting the increase were capital net outflows of $1.4 billion across various multi-strategy funds. For the three months ended March 31, 2015, the OZ Master Fund generated a net return of 3.8%, driven by its long/short equity special situations strategy globally. For three months ended March 31, 2014, the OZ Master Fund generated a net return of 0.4%, driven primarily by positive performance in credit-related strategies and merger arbitrage, partially offset by negative performance in long/short equity special situations.
Credit

	Assets Under Management as of March 31,
	2015	2014

	(dollars in thousands)
Opportunistic credit funds	$5,191,989	$4,760,825
Institutional Credit Strategies	5,857,399	2,636,458
	$11,049,388	$7,397,283
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

	Assets Under Management as of March 31,		Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2015
	2015	2014	2015		2014
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
OZ Credit Opportunities Master Fund	$1,551,706	$879,938	0.9%	0.8%	5.0%	3.7%	22.6%	16.9%
Customized Credit Focused Platform	1,792,721	1,655,335	1.9%	1.4%	6.5%	5.0%	22.8%	17.3%
Closed-end opportunistic credit funds	1,283,467	1,777,727	See below for return information on our closed-end opportunistic credit funds.
Other funds	564,095	447,825	n/m	n/m	n/m	n/m	n/m	n/m
	$5,191,989	$4,760,825
_______________
n/m not meaningful
The $431.2 million, or 9%, year-over-year increase in our opportunistic credit funds was due to $409.1 million of performance-related appreciation, capital net inflows of $707.9 million, and distributions and other reductions related to our closed-end opportunistic credit fund of $685.8 million. The capital net inflows were driven primarily by capital net inflows of $611.0 million into the OZ Credit Opportunities Master Fund, our global opportunistic credit fund.

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

	Assets Under Management as of March 31,		Inception to Date as of March 31, 2015
					IRR
	2015	2014	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
OZ European Credit Opportunities Fund (2012-2015)	$335,707	$537,326	$459,600	$305,487	19.0%	14.4%	1.5x
OZ Structured Products Domestic Fund II (2011-2014)(5)	402,703	470,345	326,850	326,850	23.8%	18.5%	1.8x
OZ Structured Products Offshore Fund II (2011-2014)(5)	338,434	401,737	304,531	304,531	21.2%	16.3%	1.6x
OZ Structured Products Offshore Fund I (2010-2013)(5)	32,530	58,965	155,098	155,098	24.2%	19.3%	2.1x
OZ Structured Products Domestic Fund I (2010-2013)(5)	15,104	43,853	99,986	99,986	23.1%	18.3%	2.0x
Other funds	158,989	265,501	298,250	268,250	n/m	n/m	n/m
	$1,283,467	$1,777,727	$1,644,315	$1,460,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows into and outflows from the fund as of March 31, 2015, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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

			Assets Under Management as of March 31,
	Closing Date	Initial Deal Size	2015	2014

		(dollars in thousands)
CLOs:
OZLM I	July 19, 2012	$510,700	$468,752	$465,919
OZLM II	November 1, 2012	560,100	517,366	514,759
OZLM III	February 20, 2013	653,250	613,652	610,573
OZLM IV	June 27, 2013	600,000	543,245	540,394
OZLM V	December 17, 2013	501,250	470,831	469,813
OZLM VI	April 16, 2014	621,250	593,085	35,000
OZLM VII	June 26, 2014	824,750	796,315	—
OZLM VIII	September 9, 2014	622,250	596,858	—
OZLM IX	December 22, 2014	510,208	494,244	—
OZLM XI	March 12, 2015	510,500	490,977	—
		5,914,258	5,585,325	2,636,458
Other funds	n/a	n/a	272,074	—
		$5,914,258	$5,857,399	$2,636,458
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
The $3.2 billion year-over-year increase in assets under management was driven by the launch of five additional CLOs.
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

	Assets Under Management as of March 31,
	2015	2014

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$44,470	$64,914
Och-Ziff Real Estate Fund II	413,938	773,865
Och-Ziff Real Estate Fund III	1,441,630	763,545
Other funds	158,328	130,718
	$2,058,366	$1,733,042

	Inception to Date as of March 31, 2015
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$384,331	$760,748	25.1%	15.3%	2.0x	$359,360	$751,551	27.9%	2.1x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	707,040	1,145,380	35.7%	22.3%	1.6x	388,345	699,590	45.4%	1.8x
Och-Ziff Real Estate Fund III(8) (2014-2019)	1,500,000	79,375	80,269	n/m	n/m	n/m	—	—	n/m	n/m
Other funds	274,281	159,423	207,409	n/m	n/m	n/m	—	—	n/m	n/m
	$3,021,870	$1,330,169	$2,193,806				$747,705	$1,451,141

	Unrealized Investments as of March 31, 2015
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$24,971	$9,197	0.4x
Och-Ziff Real Estate Fund II (2011-2014)(7)	318,695	445,790	1.4x
Och-Ziff Real Estate Fund III (2014-2019)(8)	79,375	80,269	n/m
Other funds	159,423	207,409	n/m
	$582,464	$742,665
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of March 31, 2015. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of March 31, 2015.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of March 31, 2015, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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

The $325.3 million year-over-year increase in assets under management in our real estate funds was driven by an increase of $678.1 million related to the launch of Och-Ziff Real Estate Fund III, partially offset by a $359.9 million reduction in assets under management resulting from the expiration of the investment period of Och-Ziff Real Estate Fund II.
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
Longer-Term Assets Under Management
As of March 31, 2015, approximately 33% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the gross amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues, as we recognize incentive income at the end of the commitment period when amounts are no longer subject to clawback. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	March 31, 2015
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive

	(dollars in thousands)
Multi-strategy funds	$3,788,938	$93,648
Credit
Opportunistic credit funds	4,037,316	146,154
Institutional Credit Strategies	5,857,399	—
Real estate funds	2,058,366	100,092
Other	278,335	—
	$16,020,354	$339,894
We recognize incentive income on our longer-term assets under management in our multi-strategy funds and open-end opportunistic credit funds at the end of their respective commitment periods, which are generally three to five years. We expect the commitment period with respect to approximately 2% and 23% of the longer-term assets under management in our multi-strategy funds to mature during the second quarter of 2015 and remainder of 2015, respectively. We do not expect the initial commitment periods for a significant amount of longer-term assets under management in our open-end opportunistic credit funds to expire in 2015. Incentive income related to assets under management in our closed-end opportunistic credit funds and our real estate funds is generally recognized at or near the end of the life of each fund. These funds generally begin to wind down after the conclusion of their respective investment period, as presented in the tables above. However, these investment periods may generally be extended for an additional one to two years.
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate for the first quarter of 2015 was approximately 1.43%. This average rate takes into account the effect of non-fee paying assets under management, as well as our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes.
Incentive Income. We earn incentive income based on the cumulative performance of our funds over a commitment period. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor in our multi-strategy funds, open-end opportunistic credit funds and certain other funds, but it excludes unrealized gains and losses attributable to Special Investments. For our closed-end opportunistic credit funds, real estate funds and certain other funds, incentive income is typically equal to 20% of the realized profits attributable to each fund investor. For our CLOs within Institutional Credit Strategies, incentive income is typically 20% of the excess cash flows available to the holders of the subordinated notes. Our ability to earn incentive income from some of our funds may be impacted by hurdle rates as further discussed below.
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
For funds that we do not consolidate, incentive income is not recognized until the end of the applicable commitment period when the amounts are contractually payable, or “crystallized.” Additionally, all of our multi-strategy funds and open-end opportunistic credit funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning we will not be able to earn incentive income with respect to positive investment performance we generate for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark.
The commitment period for most of our assets under management is for a period of one year on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31. We may also recognize incentive income related to fund investor redemptions at other times during the year. Additionally, we may recognize a material amount of incentive income during the year related to assets subject to three-year commitment periods for which such period has expired (including the rollover of a portion of these assets into one-year commitment periods upon the conclusion of the initial three-year period), as well as assets in certain of our opportunistic credit funds, real estate funds and certain other funds we manage, which typically have commitment periods of three years or longer. We may also recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to us to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be recognized by us until the end of the relevant commitment period (if at all).
In addition to assets under management subject to one-year commitment periods, approximately $16.0 billion, or 33%, of our assets under management as of March 31, 2015 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and certain other multi-strategy funds, as well as assets in our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs within Institutional Credit Strategies, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.
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

In August 2012, we adopted the Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan, which we refer to as the PIP, under which certain of our executive managing directors at the time of the IPO may be eligible to receive discretionary cash awards and discretionary grants of Och-Ziff Operating Group D Units over a five-year period that commenced in 2013. Each year, an aggregate of up to 2,770,749 Och-Ziff Operating Group D Units may be granted under the PIP to the participating executive managing directors. Aggregate discretionary cash awards for each year under the PIP will be capped at 10% of our incentive income earned during such year, up to a maximum of $39.6 million. In addition to awards under the PIP, we may also issue additional performance-related Och-Ziff Operating Group D Units or make discretionary performance cash payments to our executive managing directors.
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
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding under the 4.50% Senior Notes issued in November 2014 (the “Notes”) and, prior to repayment in November 2014, interest on our delayed draw term loan agreement entered into in November 2011 (the “Delayed Draw Term Loan”). We also have indebtedness outstanding under a secured multiple draw term loan agreement entered into in February 2014 to finance installment payments made toward the purchase of a new corporate aircraft that was delivered to us in February 2015 (the “Aircraft Loan”). Interest expense related to the Aircraft Loan was capitalized and, therefore, not included in interest expense prior to aircraft delivery. Following aircraft delivery in 2015, interest on the Aircraft Loan is fixed at 3.22% per annum. See “—Liquidity and Capital Resources—Debt Obligations” for additional information.
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
Additionally, we consolidate an open-end opportunistic credit fund that we manage, wherein investors are able to redeem their interests after an initial lock-up period of one to three years. Allocations of earnings to these interests are reflected within net income allocated to redeemable noncontrolling interests in the consolidated statements of comprehensive income.
Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Revenues

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Management fees	$165,943	$158,770
Incentive income	57,110	52,093
Other revenues	461	446
Income of consolidated Och-Ziff funds	109,337	74,171
Total Revenues	$332,851	$285,480
Total revenues increased by $47.4 million, primarily due to the following:

•
A $35.2 million increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•
A $7.2 million increase in management fees, primarily due to the year-over-year growth in assets under management, which was driven by a combination of performance-related appreciation and capital net inflows. See “Assets Under Management—Weighted-Average Assets Under Management and Average Management Fee Rate” for information regarding our average management fee rate.

•
A $5.0 million increase in incentive income, driven by a $5.8 million increase in incentive income from our opportunistic credit funds. This increase was driven primarily by higher tax distributions taken to cover tax liabilities on incentive income that has been accrued by certain of the funds we manage, but that will not be realized until the end of the relevant commitment period. Partially offsetting the higher tax distributions was $9.1 million of incentive income earned from certain of our closed-end opportunistic credit funds in the first quarter of 2014 that did not reoccur in 2015.

Expenses

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Compensation and benefits	$69,918	$65,855
Reorganization expenses	4,017	4,021
Interest expense	5,245	1,666
General, administrative and other	49,835	35,912
Expenses of consolidated Och-Ziff funds	59,888	38,677
Total Expenses	$188,903	$146,131
Total expenses increased by $42.8 million, primarily due to the following:

•
A $21.2 million increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. These expenses, however, may reduce the amount of earnings from the consolidated funds allocated to us through our incentive income allocation as general partner of these funds.

•
A $13.9 million increase in general, administrative and other expenses, primarily driven by a $4.5 million increase related to a reserve for certain regulatory matters. Also contributing to the increase was a $3.8 million increase in expense related to a reduction in the tax receivable agreement liability recognized during the first quarter of 2014 as a result of updated estimated future income tax savings at the state and local levels. In addition, a $2.1 million increase in information processing and communications expense and a $1.9 million increase in recurring placement and related service fees contributed to the increase.

•
A $4.1 million increase in compensation and benefits expenses, primarily due to a $2.2 million increase in salaries and benefits due in part to our hiring activities globally. Our worldwide headcount increased to 596 as of March 31, 2015 compared to 552 as of March 31, 2014. In addition, equity based compensation increased $1.7 million primarily due to an increase in amortization related to unvested RSUs.

•	A $3.6 million increase in interest expense primarily due to the issuance of our Notes in the fourth quarter of 2014.
Other Income

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$117	$5,483
Net gains of consolidated Och-Ziff funds	45,885	54,499
Total Other Income	$46,002	$59,982
Total other income decreased by $14.0 million, primarily due to a decrease in net gains of consolidated Och-Ziff funds. Substantially all of these net gains are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds. Also contributing to the decrease was a $5.4 million decrease in net gains on investments in Och-Ziff funds and joint ventures driven by the sale of an investment held by a joint venture during the first quarter of 2014 that did not reoccur in 2015.

Income Taxes

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Income taxes	$25,160	$33,591
Income tax expense decreased by $8.4 million, primarily driven by a $7.0 million decrease related to a liability for uncertain tax positions established in the first quarter of 2014, as well as a $4.0 million decrease in state and local deferred income tax expense due to changes in apportionment factors. Partially offsetting these decreases was a $3.5 million increase due to higher taxable income.
Net Income Allocated to Noncontrolling Interests
The following table presents the components of the net income allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Och-Ziff Operating Group A Units	$80,932	$73,581
Consolidated Och-Ziff funds	52,352	58,241
Other	69	243
Total	$133,353	$132,065

Redeemable noncontrolling interests	$5,566	$9,823
Net income allocated to noncontrolling interests increased $1.3 million primarily due to the following:

•
A $7.4 million increase in the net income allocated to the Och-Ziff Operating Group A Units, driven primarily by higher management fees and incentive income, partially offset by higher operating expenses and a gain on the sale of an investment held by a joint venture in the first quarter of 2014 that did not reoccur in 2015.

•
A $5.9 million decrease in the net income allocated to the consolidated Och-Ziff funds, driven primarily by the decrease in net gains of consolidated Och-Ziff funds and an increase in expenses of consolidated Och-Ziff funds, partially offset by higher income of consolidated Och-Ziff funds.

The $4.3 million decrease in net income allocated to redeemable noncontrolling interests was driven primarily by the increase in the size of the opportunistic credit fund that is currently classified as redeemable noncontrolling interests.
Net Income Allocated to Class A Shareholders

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Net income allocated to Class A Shareholders	$25,871	$23,852
Net income allocated to Class A Shareholders increased by $2.0 million, primarily due to higher management fees and incentive income, partially offset by higher operating expenses and a gain on the sale of an investment held by a joint venture in the first quarter of 2014 that did not reoccur in 2015.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Economic Income Revenues (Non-GAAP)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Management fees	$159,068	$4,775	$163,843	$151,886	$2,674	$154,560
Incentive income	63,770	1,513	65,283	59,008	—	59,008
Other revenues	452	9	461	439	7	446
Total Economic Income Revenues	$223,290	$6,297	$229,587	$211,333	$2,681	$214,014
Economic Income revenues increased by $15.6 million, primarily due to the following:

•
A $9.3 million increase in management fees, primarily due to the year-over-year growth in assets under management, which was driven by a combination of capital net inflows and performance-related appreciation. See “Assets Under Management—Weighted-Average Assets Under Management and Average Management Fee Rate” for information regarding our average management fee rate.

•
A $6.3 million increase in incentive income, driven by the following: (i) a $5.5 million increase in incentive income from our opportunistic credit funds. This increase was driven primarily by higher tax distributions taken to cover tax liabilities on incentive income that has been accrued by certain of the funds we manage, but that will not be realized until the end of the relevant commitment period. Partially offsetting the higher tax distributions was $10.9 million of incentive income earned from certain of our closed-end opportunistic credit funds in the first quarter of 2014 that did not reoccur in 2015; and (ii) a $1.5 million increase from our real estate funds in connection with the continued wind down of Och-Ziff Real Estate Fund I.

Economic Income Expenses (Non-GAAP)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$30,782	$2,560	$33,342	$28,124	$1,077	$29,201
Non-compensation expenses	39,853	452	40,305	29,486	(638)	28,848
Total Economic Income Expenses	$70,635	$3,012	$73,647	$57,610	$439	$58,049
Economic Income expenses increased by $15.6 million, primarily due to the following:

•
A $11.5 million increase in non-compensation expenses primarily driven by the following: (i) a $4.5 million increase related to a reserve for certain regulatory matters; (ii) a $3.6 million increase in interest expense related to the issuance of our Notes in the fourth quarter of 2014. The remaining variance was driven by a combination of various other operating expenses. The ratio of non-compensation expense to management fees was 25% in the first quarter of 2015, compared to 19% in the first quarter of 2014. We expect this ratio to increase to a range of 30% to 32% in the second quarter of 2015 as a result of legal expenses relating to regulatory and legal matters.

•
A $4.1 million increase in compensation and benefit expenses driven by a $2.2 million increase in salaries and benefits due to our hiring activities globally as discussed above in “—Results of Operations.” The remaining increase was driven by bonus expense. The ratio of salaries and benefits to management fees was 17% in the first quarters of 2015 and 2014.

Other Economic Income Items (Non-GAAP)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Net gains on joint ventures	$—	$—	$—	$4,874	$—	$4,874
Net loss allocated to noncontrolling interests	$(8)	$—	$(8)	$(1)	$—	$(1)
Net gains on joint ventures represent the net gains on joint ventures established to expand certain of our private investments platforms. Net income (loss) allocated to noncontrolling interests represents the amount of income (loss) that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us. The year-over-year decrease in net gains on joint ventures was primarily due to the sale of an investment held by a joint venture in the first quarter of 2014.
Economic Income (Non-GAAP)

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$152,663	$158,598
Other Operations	3,285	2,242
Total Company	$155,948	$160,840
Economic Income decreased by $4.9 million, primarily due to higher operating expenses and a gain on the sale of an investment held by a joint venture in the first quarter of 2014 that did not reoccur in 2015, partially offset by higher management fees and incentive income.
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
We may use cash on hand to repay all or a portion of our Notes, the Aircraft Loan and any future drawings on our Revolving Credit Facility (as defined below) prior to their respective maturity dates, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of the maturity date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by issuing new notes or entering into new credit facilities, which could result in higher borrowing costs, or by raising cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to issue new notes, enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new notes or new credit facilities that we may be able to issue or enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted. See “—Debt Obligations” for more information.
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

Debt Obligations
Senior Notes
On November 20, 2014, we issued $400.0 million of 4.50% Senior Notes due November 20, 2019, unless earlier redeemed or repurchased. A portion of the proceeds from the Notes issuance was used to repay in full outstanding borrowings under the Delayed Draw Term Loan. The Notes were issued at a price equal to 99.417% of the aggregate principal amount and bear interest at a rate per annum of 4.50% payable semiannually in arrears. The Notes are unsecured and unsubordinated obligations of the issuer, Och-Ziff Finance, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by the Och-Ziff Operating Group entities.
Please see Note 9 to our consolidated financial statements included in our Annual Report for a description of the redemption provisions and restrictions under the Notes.
Revolving Credit Facility
On November 20, 2014, we entered into a $150.0 million, 5-year unsecured revolving credit facility (the “Revolving Credit Facility”), the proceeds of which may be used for working capital and general corporate purposes. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. We are able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. As of March 31, 2015, there were no outstanding borrowings under the facility.
We are subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus zero to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management’s credit rating throughout the term of the facility.
Please see Note 9 to our consolidated financial statements included in our Annual Report for a description of the financial covenants and restrictions under the Revolving Credit Facility.
Aircraft Loan
On February 14, 2014, we entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to us in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of March 31, 2015, $52.0 million was outstanding under the Aircraft Loan.
Outstanding borrowings bear interest at a rate of 3.22% per annum, and the balance is payable in equal monthly installments of principal and interest over the term of the facility beginning on the aircraft delivery date, with a balloon payment of $30.8 million due upon maturity on February 4, 2022. There are no financial covenants associated with the Aircraft Loan. The Aircraft Loan includes other customary terms and conditions, including customary events of default and covenants.
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
As of March 31, 2015, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $701.1 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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

Dividends and Distributions
The following table presents the cash dividends declared on our Class A Shares in 2015 and the related cash distributions to our executive managing directors on their Och-Ziff Operating Group A Units and Och-Ziff Operating Group D Units:

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
May 22, 2015	May 15, 2015	$0.22	$87,615
February 24, 2015	February 17, 2015	$0.47	$181,714
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
Our funds’ current liquidity position could be adversely impacted by any substantial, unanticipated investor redemptions from our funds that are made within a short time period. As discussed above in “—Assets Under Management and Fund Performance,” capital contributions from investors in our multi-strategy and open-end opportunistic credit funds generally are subject to initial lock-up periods of one to three years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 90 days’ prior written notice. These lock-ups and redemption notice periods help us to manage our liquidity position. However, upon the payment of a redemption fee to the applicable fund and upon giving 30 days’ prior written notice, certain investors may redeem capital during the lock-up period. Investors in our other funds are generally not allowed to redeem until the end of the life of the fund.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the three months ended March 31, 2015 and 2014 was $149.3 million and $606.1 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
The decrease in net cash provided by operating activities was primarily due to lower incentive income earned in 2014 compared to 2013, partially offset by lower discretionary bonuses in 2014 compared to 2013. The majority of our incentive income is generally collected and the related bonus payments are paid out during the first quarter of the following year.
Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2015 and 2014 was $(20.5) million and $(33.4) million, respectively. Investing cash flows in 2015 primarily related to the final installment payment paid upon delivery of our new corporate aircraft in February. The remaining investing-related cash flows relate to other fixed asset purchases, primarily related to leasehold improvements in our New York headquarters. Investing cash flows in 2014 primarily related to investments made in the Och-Ziff funds, as well as an installment payment paid towards our new corporate aircraft. Investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.
Financing Activities. Net cash used in financing activities for the three months ended March 31, 2015 and 2014 was $96.2 million and $451.5 million, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations. Contributions from noncontrolling interests, substantially all of which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.
We paid dividends to our Class A Shareholders of $82.8 million and $190.2 million and paid distributions to our executive managing directors and the Ziffs on the Och-Ziff Operating Group A Units of $169.1 million and $406.3 million for the three months ended March 31, 2015 and 2014, respectively.
The decrease in net cash used in financing activities was primarily due to lower distributions on the Och-Ziff Operating Group A Units and dividends to Class A Shareholders as a result of the lower incentive income earned in 2014 compared to 2013 as discussed above.
Contractual Obligations
During the three months ended March 31, 2015, we closed an additional CLO resulting in an increase in the notes payable of consolidated CLOs. The table below presents the contractual cash obligation related to our CLOs as of March 31, 2015.

	Remainder of 2015	2016 - 2017	2018 - 2019	2020 - Thereafter	Total

	(dollars in thousands)
Notes payable of consolidated CLO(1)	$—	$—	$—	$5,914,258	$5,914,258
Estimated interest on notes payable of consolidated CLO(2)	96,857	256,695	256,695	747,964	1,358,211
Total Contractual Obligation of Consolidated CLO	$96,857	$256,695	$256,695	$6,662,222	$7,272,469
_______________

(1)	Represents the obligation of our consolidated CLOs, which has no recourse to the Och-Ziff Operating Group.

(2)
Represents the expected future interest payments on the notes payable of our consolidated CLOs, assuming no prepayments will be made and that debt will be outstanding until its final stated maturity date. For notes with variable interest rates, the amounts presented are based on the LIBOR rate in effect as of March 31, 2015.

Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements.
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
As of March 31, 2015, the absolute values of our funds’ invested assets and liabilities (excluding the notes payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 58% within Level I; approximately 19% within Level II; and approximately 23% within Level III. As of December 31, 2014, the absolute values of our funds’ invested assets and liabilities (excluding the notes payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 59% within Level I; approximately 19% within Level II; and approximately 22% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
We have established an internal control infrastructure over the valuation of financial instruments that includes ongoing oversight by our Financial Controls Group and Valuation Committee, as well as periodic audits by our Internal Audit Group. These management control functions are segregated from the trading and investing functions. See Note 4 to our consolidated financial statements included in this report for a additional information regarding our valuation procedures and related oversight and controls.
As of March 31, 2015, the only assets and liabilities carried at fair value in our consolidated balance sheet were U.S. government obligations held by us (Level I in the fair value hierarchy) and the investment holdings of the consolidated Och-Ziff funds and the related debt obligations of our consolidated CLOs. The majority of these assets and liabilities of the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).
The following table presents our net economic exposure to loss related to these Level III investments (assets and liabilities excluding notes payable of consolidated CLOs):

March 31, 2015
(dollars in thousands)
Level III investments (net) of consolidated Och-Ziff funds	$4,209,640
Less: Level III investments (net) for which we do not bear direct economic exposure to loss	(4,200,438)
Net Economic Exposure to Loss Related to Level III Investments (net)	$9,202
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
Variable Interest Entities
The determination of whether or not to consolidate a variable interest entity under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of the relationship of the holders of variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interests within a related party group is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, such as redemptions by all unaffiliated investors in any fund and modifications to fund organizational documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Additionally, management continually reconsiders whether we should consolidate a variable interest entity.
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

Och-Ziff Corp generated taxable income of $58.4 million for the three months ended March 31, 2015, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.9 billion over the remaining 9-year weighted-average amortization period and the additional 20-year loss carryforward period available to us in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported annual net losses on a GAAP basis from 2007 through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these same periods. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.9 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $47.3 billion as of April 1, 2015, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of March 31, 2015, we had $61.5 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $99.1 million of net operating losses available to offset future taxable income for state income tax purposes and $104.1 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of March 31, 2015, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $14.0 million has been established for these credits.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
None of the changes to GAAP that went into effect during the three months ended March 31, 2015 is expected to have an impact on our future trends.
Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
The FASB has issued various Accounting Standards Updates (“ASUs”) that could have an impact on our future trends. For additional details regarding these ASUs, including allowable methods of adoption (e.g. full retrospective or modified retrospective), see Note 2 to our consolidated financial statements included in this report. Below is a summary of the expected impact on our future trends from the adoption of these ASUs.

ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The requirements of ASU 2014-09 are effective for us beginning in the first quarter of 2017; however, the FASB in April 2015 issued a proposed ASU that would defer the effective date for us to the first quarter of 2018. We are currently evaluating the impact, if any, that this update will have on our future trends.
ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 amends ASC 860—Transfers and Servicing to address the accounting for certain secured financing transactions. ASU 2014-11 also requires additional disclosures about certain transferred financial assets accounted for as sales, as well as those accounted for as secured financing transactions. The impact of ASU 2014-11 to our consolidated financial statements is expected to be limited to the additional disclosures for transferred financial assets accounted for as financing transactions, which would be effective for us beginning in the second quarter of 2015.
ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 amends ASC 810—Consolidation to address the measurement difference that may occur between the fair value, as determined under GAAP, of the financial assets and financial liabilities of a consolidated collateralized financing entity, such as a CLO. The requirements of ASU 2014-13 are effective for us beginning in the first quarter of 2016. We are currently evaluating the impact, if any, that this update will have on our future trends.
ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 significantly changes the consolidation analysis required under GAAP, and may result in the deconsolidation of many of the funds we currently consolidate. The requirements of ASU 2015-02 are effective for us beginning in the first quarter of 2016, with early adoption permitted in any interim period of 2015. We are currently evaluating the impact that this update will have on our future trends.
ASU 2015-03, Simplifying the Presentation of Debt Issuance costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The requirements of ASU 2015-03 are effective for us for the first quarter of 2016, with early adoption permitted. The impact on future trends is not expected to be significant.
ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  The requirements of ASU 2015-07 will be effective for the us beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively. The impact of ASU 2015-07 will be limited to disclosure of the level in the fair value hierarchy of investments held by the Company that are measured using net asset value per share during the periods presented, and therefore will have no impact on our future trends.
None of the other changes to GAAP that have been issued but that have not yet been adopted is expected to have an impact on our future trends.

Economic Income Reconciliations
Economic Income
The following tables present the reconciliations of Economic Income to our GAAP net income allocated to Class A Shareholders for the periods presented in this MD&A:

	Three Months Ended March 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$4,462	$21,409	$25,871
Net income allocated to the Och-Ziff Operating Group A Units	80,932	—	80,932
Equity-based compensation	28,005	791	28,796
Income taxes	25,160	—	25,160
Adjustment for incentive income allocations from consolidated funds subject to clawback	2,240	(20,713)	(18,473)
Allocations to Och-Ziff Operating Group D Units	5,697	338	6,035
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	1,419	1,419
Reorganization expenses	4,017	—	4,017
Changes in tax receivable agreement liability	(25)	—	(25)
Depreciation and amortization	1,964	185	2,149
Other adjustments	211	(144)	67
Economic Income—Non-GAAP	$152,663	$3,285	$155,948

	Three Months Ended March 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$24,445	$(593)	$23,852
Net income allocated to the Och-Ziff Operating Group A Units	73,581	—	73,581
Equity-based compensation	27,130	—	27,130
Income taxes	33,591	—	33,591
Adjustment for incentive income allocations from consolidated funds subject to clawback	(7,644)	(673)	(8,317)
Allocations to Och-Ziff Operating Group D Units	5,157	—	5,157
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,101	3,265	4,366
Reorganization expenses	4,021	—	4,021
Changes in tax receivable agreement liability	(3,815)	—	(3,815)
Depreciation and amortization	1,643	185	1,828
Other adjustments	(612)	58	(554)
Economic Income—Non-GAAP	$158,598	$2,242	$160,840

Economic Income Revenues
The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$161,168	$4,775	$165,943	$156,096	$2,674	$158,770
Adjustment to management fees(1)	(2,100)	—	(2,100)	(4,210)	—	(4,210)
Management Fees—Economic Income Basis—Non-GAAP	159,068	4,775	163,843	151,886	2,674	154,560

Incentive income—GAAP	57,110	—	57,110	52,093	—	52,093
Adjustment to incentive income(2)	6,660	1,513	8,173	6,915	—	6,915
Incentive Income—Economic Income Basis—Non-GAAP	63,770	1,513	65,283	59,008	—	59,008
Other revenues	452	9	461	439	7	446
Total Revenues—Economic Income Basis—Non-GAAP	$223,290	$6,297	$229,587	$211,333	$2,681	$214,014
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
Economic Income Expenses
The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$64,810	$5,108	$69,918	$61,513	$4,342	$65,855
Adjustment to compensation and benefits(1)	(34,028)	(2,548)	(36,576)	(33,389)	(3,265)	(36,654)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$30,782	$2,560	$33,342	$28,124	$1,077	$29,201

Interest expense and general, administrative and other expenses—GAAP	$54,439	$641	$55,080	$38,031	$(453)	$37,578
Adjustment to interest expense and general, administrative and other expenses(2)	(14,586)	(189)	(14,775)	(8,545)	(185)	(8,730)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$39,853	$452	$40,305	$29,486	$(638)	$28,848
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

Other Economic Income Items
The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$117	$—	$117	$5,483	$—	$5,483
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(117)	—	(117)	(609)	—	(609)
Net Gains on Joint Ventures—GAAP	$—	$—	$—	$4,874	$—	$4,874

Net income allocated to noncontrolling interests—GAAP	$126,489	$6,864	$133,353	$96,229	$35,836	$132,065
Adjustment to net income allocated to noncontrolling interests(2)	(126,497)	(6,864)	(133,361)	(96,230)	(35,836)	(132,066)
Net Loss Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(8)	$—	$(8)	$(1)	$—	$(1)
_______________

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains to be reflective of our operating performance.

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
With regards to the consolidated Och-Ziff funds, the net effect of these fair value changes primarily impacts the net gains of consolidated Och-Ziff funds in our consolidated statements of comprehensive income; however, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests). We may also be entitled to a portion of these earnings through our incentive income allocation as general partner of these funds.
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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of March 31, 2015 and December 31, 2014, would have resulted in a change of approximately $3.9 billion and $4.0 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of April 1, 2015 (the date management fees are calculated for the second quarter of 2015) would impact management fees charged on that day by approximately $13.9 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2015, would have impacted management fees charged on that day by approximately $13.6 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of March 31, 2015 and December 31, 2014, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income allocated to Class A Shareholders or Economic Income.
Interest Rate Risk
Our Notes and Aircraft Loan are fixed-rate borrowings. Future borrowings (if any) under our Revolving Credit Facility will bear interest at rates indexed to LIBOR. There are currently no borrowings outstanding under our Revolving Credit Facility. We estimate that as of March 31, 2015 and December 31, 2014, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net income allocated to Class A Shareholders or Economic Income.
Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly indexed to LIBOR, were to increase by 10% over LIBOR as of March 31, 2015 and December 31, 2014, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2015.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Part II—Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” “Part II—Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus in the United States could result in additional burdens on our business” and “Part II—Item 1A. Risk Factors—Risks Related to Our Business—Recent regulatory changes in jurisdictions outside the United States could adversely affect our business.” See Note 14 to our consolidated financial statements included in this Form 10-Q for additional information.
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
Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management and the amount of incentive income we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds as of the relevant commitment period, which generally is as of the end of each calendar year; however, as of March 31, 2015, with respect to 33% of assets under management, the initial commitment period can be three years or longer depending on how the assets are invested. The expiration of these commitment periods may occur on dates other than December 31 which, in certain circumstances, may cause increased volatility in our results. Moreover, in a typical year, we determine the amount of our annual discretionary cash bonus during the fourth quarter based on total annual revenues. Because this bonus is variable and discretionary, it can exacerbate the volatility of our results. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the management fee rates we charge our fund investors or due to changes in the values of our funds’ investments, as well as capital inflows or outflows. Changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions may also cause fluctuations in our results from quarter to quarter. Such variability and unpredictability may lead to volatility or declines in the price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period.
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
In addition to the competitive pressures described above, as we diversify by offering new or enhanced products and investment platforms, the average management fee rate we earn on our assets under management may fall as a result of a larger proportion of our assets under management being invested in products that earn lower management fee rates. For example, our average management fee rate has fallen during the period 2012 to 2014 from 1.63% to 1.46% of weighted-average assets under management, and to 1.43% for the first quarter of 2015. The decrease is due primarily to a disproportionate increase in the assets under management in our opportunistic credit funds and our Institutional Credit Strategies products, which earn lower management fee rates than our multi-strategy funds, consistent with market convention for these products.
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
A failure by any of the Och-Ziff Operating Group Credit Parties, Och-Ziff Finance or the Notes Guarantors, as applicable, to comply with the covenants and other obligations—or upon the occurrence of other defaults—specified in the Revolving Credit Facility, or the Indenture, as the case may be, could result in an event of default under the Revolving Credit Facility, or the Indenture, as the case may be, which would give the lenders under the Revolving Credit Facility, or the holders of the Notes, the right to declare all indebtedness and other obligations outstanding under the Revolving Credit Facility, if any, or the Notes, as the case may be, together with accrued and unpaid interest and fees, to be immediately due and payable. If the indebtedness outstanding under the Revolving Credit Facility, if any, or the Notes were to be accelerated, the Och-Ziff Operating Group Credit Parties, Och-Ziff Finance or the Notes Guarantors, as applicable, may not have sufficient cash on hand or be able to sell sufficient assets to repay this indebtedness, which may have an immediate material adverse effect on our business, results of operations and financial condition. For more detail about risks relating to any refinancing, repurchasing or repayment of our Revolving Credit Facility and the Notes, see “—Changes in the credit markets may negatively impact our ability to refinance our outstanding indebtedness or our ability to otherwise obtain attractive financing for our business, and may increase the cost of such financing if it is obtained, which would lead to higher interest expense or, with respect to our funds, lower-yielding investments, either of which would decrease our earnings. An increase in our borrowing costs may materially adversely affect our business, financial condition or results of operations.” For more detail regarding the Revolving Credit Facility, and Notes, their respective terms and the current status of compliance with the Revolving Credit Facility by the Och-Ziff Operating Group Credit Parties, please see “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations.”
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
Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the Advisers Act and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the United States Commodities Futures Trading Commission (“CFTC”) and the National Futures Association. In addition, we are subject to regulation by the Department of Labor under ERISA. In the United Kingdom (“UK”), our UK sub-adviser is subject to regulation by the UK Financial Conduct Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong, the Securities and Exchange Board of India and the Dubai Financial Services Authority.
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
Since 2011, we have been investigated by the SEC and the DOJ concerning possible violations of the FCPA and other laws. The investigation concerns an investment by a foreign sovereign wealth fund in some of our funds in 2007 and investments by some of our funds, both directly and indirectly, in a number of companies in Africa. While the Company is unable to predict the full scope, duration or outcome of the SEC and DOJ investigation, it believes that it is reasonably likely that the outcome would include the government pursuing remedies. The Company expects to enter into discussions to resolve any actions that may arise out of the investigation at the appropriate time in the future. The SEC and DOJ have a broad range of civil and criminal sanctions available to them under the FCPA and other laws. While the ultimate impact of any sanctions that may arise cannot be estimated at this time, any such resolution could have a material adverse effect on our business, financial condition or results of operations.
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
The European Directive on Alternative Investment Fund Managers (the “AIFMD”) became effective on July 21, 2011, and as of May 1, 2015 most (but not all) EU Member States had transposed the AIFMD into their domestic law. The AIFMD and its associated implementation process is complex and key aspects of it remain subject to further consultation and interpretation.
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
In addition, the UK has now introduced a new tax on “diverted profits,” effective April 1, 2015. The tax remains controversial and, in some parts, unclear as to its operation. The rules also may not be retained after the implementation of new multi-lateral treaties that could arise out of the Base Erosion and Profit Shifting (BEPS) Project of the Organisation for Economic Co-operation and Development (OECD), which is currently reviewing various topics of international taxation. According to the UK government’s publications, the new rules are intended to counteract “contrived arrangements” to divert profits from the UK by avoiding a UK taxable presence or by other contrived arrangements between connected entities. A 25% rate of tax will apply to diverted profits relating to UK activity, targeting foreign companies which are perceived as exploiting the UK’s permanent establishment rules or creating other tax advantages by using transactions or entities that lack economic substance. Credit will be available in some circumstances for foreign taxes incurred on the same profits. Statements by the UK government indicate that the legislation was not primarily focused on investment funds such as our funds, or non-UK investment managers of such funds such as Och-Ziff. While it is not possible to reach a definitive conclusion that the funds or the management entities will not be affected, we believe there are sufficiently strong arguments as to why neither our funds nor the management entities would be required to self-report for this tax. It is worth noting in this regard that the UK government is of the view that the new tax is not within the terms of the U.S.-UK double taxation treaty, potentially limiting the availability of credit in the U.S., as well as treaty-based dispute resolution procedures.

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
As we expand the scope of our business, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among or even within those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to buy or sell securities in the public markets. In addition, fund investors and holders of our Class A Shares may perceive conflicts of interest regarding investment decisions for funds in which our executive managing directors and employees, who have and may continue to make significant personal investments, are personally invested.
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
Our Revolving Credit Facility and the Notes will both mature in November 2019. At those times, we will be required to either refinance or replace any outstanding indebtedness under the Revolving Credit Facility (or to obtain a new revolving line of credit), and the Notes, as applicable, by entering into one or more new credit facilities or issuing debt securities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay any outstanding loans under the Revolving Credit Facility, or the Notes, by using cash on hand or cash from the sale of our assets, which would reduce amounts available for compensation of our employees or distribution to our Class A Shareholders and our executive managing directors. No assurance can be given that we will be able to enter into new credit facilities, issue debt securities or issue equity in the future on attractive terms, or at all. Loans under the Revolving Credit Facility may be subject to a base rate plus a margin or a LIBOR-based floating rate plus a margin, and the interest expense we incur may vary with changes in the applicable LIBOR reference rate. See “Part I—Item 3. Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk,” for additional information regarding the impact that a change in LIBOR would have on our annual interest expense associated with our debt obligations.

As our Revolving Credit Facility, the Notes and, with respect to our funds, other committed secured credit facilities expire, or if our lenders fail, we will need to replace them by entering into new facilities or finding other sources of liquidity. Furthermore, to the extent that the debt financing markets make it difficult or impossible for us to refinance or replace our Revolving Credit Facility or the Notes, we may be unable to repay the loans outstanding under the Revolving Credit Facility, if any, or the aggregate principal amount of the Notes upon maturity, our liquidity may be reduced in a manner that may restrict or otherwise prevent us from funding or operating our general business affairs. We may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection, and substantial doubt may be raised as to our status as a going concern. See “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations” for a discussion of our Revolving Credit Facility and overall liquidity position.
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
We have presented throughout this report the net composite returns relating to the historical performance of our most significant funds, and we have also referred to other metrics associated with historical returns, such as risk and correlation measures. The returns are relevant to us primarily insofar as they are indicative of incentive income we have earned in prior periods and are not indicative of any future fund returns.
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
As of March 31, 2015, our executive managing directors control approximately 64.4% of the total combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares and Mr. Och’s and certain other executive officers’ ownership of Class A Shares purchased on the open market. In addition, our executive managing directors will receive additional Class B Shares resulting in additional control upon the conversion of any Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units. Each of our executive managing directors that owns Class B Shares has granted to the Class B Shareholder Committee, the sole member of which is currently our founder, Mr. Och, an irrevocable proxy to vote all of their Class B Shares as the Committee may determine in its sole discretion. This proxy will terminate upon the later of Mr. Och’s withdrawal, death or disability, or such time as our executive managing directors hold less than 40% of our total combined voting power. Accordingly, Mr. Och currently has the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, he currently is able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. The control of voting power by Mr. Och could deprive Class A Shareholders of an opportunity to receive a premium for their Class A Shares as part of a sale of our Company, and might ultimately affect the market price of the Class A Shares. Upon Mr. Och’s withdrawal, death or disability, the Class B Shareholder Committee will consist of either the remaining members of the Partner Management Committee, who shall act by majority vote in such capacity, or an executive managing director elected by majority vote of the remaining members of the Partner Management Committee to serve as the sole member of the Class B Shareholder Committee.
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
As of March 31, 2015, our executive managing directors held 63.1% of the equity in the Och-Ziff Operating Group directly through Och-Ziff Operating Group A Units, rather than through ownership of our Class A Shares. In addition, as of March 31, 2015, our executive managing directors held a 4.5% interest in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group D Units, which are non-equity profit interests. Because they hold their economic interests in our business directly through the Och-Ziff Operating Group, our executive managing directors may have conflicting interests with holders of Class A Shares or with us. For example, our executive managing directors will have different tax positions from holders of our Class A Shares which could influence decisions of the Class B Shareholder Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our executive managing directors and the Ziffs under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our executive managing directors’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.
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
The actual increase in tax basis of the Och-Ziff Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors including the law in effect at the time of an exchange or a payment under the tax receivable agreement, the timing of future exchanges, the timing and amount of prior payments under the tax receivable agreement, the price of our Class A Shares at the time of any exchange, the composition of the Och-Ziff Operating Group’s assets at the time of any exchange, the extent to which such exchanges are taxable and the amount and timing of the income of Och-Ziff Corp and our other intermediate corporate taxpayers that hold Och-Ziff Operating Group B Units in connection with an exchange, if any. Depending upon the outcome of these factors, payments that we may be obligated to make to our executive managing directors and the Ziffs under the tax receivable agreement in respect of exchanges are likely to be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement, however, the timing and amounts of any such actual payments are not reasonably ascertainable. See “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement.”
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
The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 31, 2015, 176,191,916 Class A Shares were outstanding and 38,431,529 interests were outstanding pursuant to our Amended and Restated 2007 Equity Incentive Plan, with approximately 3,092,325 Class A Shares and other plan interests that remain available for future grant under that plan. The Class A Shares reserved under the Amended and Restated 2007 Equity Incentive Plan are increased on the first day of each fiscal year during the plan’s term by the positive difference, if any, of (i) 15% of the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group A Units for Class A Shares) on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved for issuance under the plan as of such date. As of March 31, 2015, 30,109,195 interests were outstanding pursuant to our 2013 Incentive Plan, and approximately 49,839,076 Class A Shares and other plan interests remain available for future grant under that plan. The Class A Shares reserved under our 2013 Incentive Plan are increased on the first day of each fiscal year during the plan’s term by 15% of any increase in the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group Units (other than Och-Ziff Operating Group B Units) for Class A Shares) from the number outstanding on the first day of the immediately preceding fiscal year.
As of March 31, 2015, our executive managing directors owned an aggregate of 324,500,897 Och-Ziff Operating Group A and D Units. The holder of any Och-Ziff Operating Group A Units generally has the right to exchange each of its Och-Ziff Operating Group A Units for one of our Class A Shares (or, at our option, a cash equivalent), subject to vesting, minimum retained ownership requirements and transfer restrictions. The Och-Ziff Operating Group D Units convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A and D Units owned by our Pre-IPO Partners are subject to various new transfer restrictions which limit the number of such Units which may be exchanged for Class A Shares or cash under our Exchange Agreement, and therefore a limited number of Class A Shares may be resold by our Pre-IPO Partners from time to time. See “—Risks Related to Our Business—Our ability to retain and attract executive managing directors, managing directors and other investment professionals is critical to the success and growth of our business.”
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

As of March 31, 2015, DIC Sahir Limited (“DIC”) owns 29,953,094 of our Class A Shares, which it purchased from us concurrent with the consummation of our IPO pursuant to a Securities Purchase and Investment Agreement. The transfer restrictions originally imposed by such agreement no longer apply to any of DIC’s Class A Shares, and DIC will be able to sell these Class A Shares.
Our executive managing directors’ beneficial ownership of Class B Shares, our shareholders’ agreement, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.
Our executive managing directors own all of our Class B Shares, which as of March 31, 2015, represent approximately 63.1% of the total combined voting power of our Company. In addition, our executive managing directors have granted an irrevocable proxy to vote all of such shares to the Class B Shareholder Committee (the sole member of which is currently Mr. Och) as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, under the shareholders’ agreement entered into in connection with the IPO, the Class B Shareholder Committee has approval rights with respect to certain actions of our Board of Directors, including actions relating to a potential change in control, so long as our executive managing directors continue to hold at least 40% of our total combined voting power, and has the ability to initially designate five of the seven nominees to our Board of Directors, and, under our operating agreement, the Class B Shareholder Committee will have certain consent rights with respect to structural and other changes involving our Company. See “—Risks Related to Our Organization and Structure—Control by Mr. Och of the total combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.”
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
10.1	Separation and Transition Agreement for Jeffrey C. Blockinger, dated as of July 3, 2014, and effective as of July 11, 2014.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2015

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer, Senior Chief Operating Officer and Executive Managing Director