Form 10-Q
period 2015-06-30
Och-Ziff Capital Management Group LLC
filed 2015-08-05
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of July 31, 2015, there were 177,197,072 Class A Shares and 301,874,006 Class B Shares outstanding.

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

Forward-Looking Statements
Some of the statements under “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which we refer to as the “MD&A,” “Part I — Item 3. Quantitative and Qualitative Disclosures About Market Risk,” “Part II — Item 1A. Risk Factors” and elsewhere in this quarterly report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that reflect our current views with respect to, among other things, future events and financial performance. We generally identify forward-looking statements by terminology such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “seek,” “approximately,” “predict,” “intend,” “plan,” “estimate,” “anticipate,” “opportunity,” “comfortable,” “assume,” “remain,” “maintain,” “sustain,” “achieve,” “see,” “think,” “position” or the negative version of those words or other comparable words.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	June 30, 2015	December 31, 2014

	(dollars in thousands)
Assets
Cash and cash equivalents	$279,357	$250,603
Income and fees receivable	41,205	440,327
Due from related parties	8,284	4,963
Deferred income tax assets	737,509	835,385
Other assets, net (includes assets measured at fair value of $36,998 and $36,969 as of June 30, 2015 and December 31, 2014, respectively)	213,246	212,428
Assets of consolidated Och-Ziff funds:
Investments, at fair value	8,792,491	7,456,134
Other assets of Och-Ziff funds	174,135	103,046
Total Assets	$10,246,227	$9,302,886

Liabilities and Shareholders' Equity
Liabilities
Due to related parties	$654,504	$702,905
Debt obligations	450,427	447,887
Compensation payable	25,620	238,489
Other liabilities	87,593	95,747
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	6,328,081	5,227,411
Securities sold under agreements to repurchase	254,405	302,266
Other liabilities of Och-Ziff funds	40,550	50,333
Total Liabilities	7,841,180	7,065,038

Commitments and Contingencies (Note 14)

Redeemable Noncontrolling Interests (Note 3)	884,042	545,771

Shareholders' Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 177,195,620 and 175,946,555 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 301,874,006 and 301,884,116 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Paid-in capital	3,029,485	3,004,881
Appropriated retained deficit	(43,934)	(31,336)
Accumulated deficit	(3,358,510)	(3,264,304)
Shareholders' deficit attributable to Class A Shareholders	(372,959)	(290,759)
Shareholders' equity attributable to noncontrolling interests	1,893,964	1,982,836
Total Shareholders' Equity	1,521,005	1,692,077
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$10,246,227	$9,302,886
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(dollars in thousands)
Revenues
Management fees	$167,486	$164,031	$333,429	$322,801
Incentive income	28,537	10,918	85,647	63,011
Other revenues	508	201	969	647
Income of consolidated Och-Ziff funds	124,868	87,319	234,205	161,490
Total Revenues	321,399	262,469	654,250	547,949

Expenses
Compensation and benefits	71,375	66,694	141,293	132,549
Reorganization expenses	4,017	4,021	8,034	8,042
Interest expense	5,405	1,693	10,650	3,359
General, administrative and other	12,013	43,231	61,848	79,143
Expenses of consolidated Och-Ziff funds	78,383	38,456	138,271	77,133
Total Expenses	171,193	154,095	360,096	300,226

Other Income (Loss)
Net gains on investments in Och-Ziff funds and joint ventures	72	390	189	5,873
Net gains (losses) of consolidated Och-Ziff funds	(3,399)	65,768	42,486	120,267
Total Other Income (Loss)	(3,327)	66,158	42,675	126,140

Income Before Income Taxes	146,879	174,532	336,829	373,863
Income taxes	82,025	21,328	107,185	54,919
Consolidated and Comprehensive Net Income	$64,854	$153,204	$229,644	$318,944

Allocation of Consolidated and Comprehensive Net Income
Class A Shareholders	$4,760	$10,716	$30,631	$34,568
Noncontrolling interests	58,022	128,596	191,375	260,661
Redeemable noncontrolling interests	2,072	13,892	7,638	23,715
	$64,854	$153,204	$229,644	$318,944

Earnings Per Class A Share
Basic	$0.03	$0.06	$0.17	$0.20
Diluted	$0.03	$0.05	$0.17	$0.20

Weighted-Average Class A Shares Outstanding
Basic	177,693,164	172,733,171	177,664,174	172,329,212
Diluted	182,095,697	479,894,909	181,126,383	176,821,370

Dividends Paid per Class A Share	$0.22	$0.23	$0.69	$1.35
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Deficit	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity

			(dollars in thousands)
As of December 31, 2014	175,946,555	301,884,116	$3,004,881	$(31,336)	$(3,264,304)	$(290,759)	$1,982,836	$1,692,077
Capital contributions	—	—	—	—	—	—	194,042	194,042
Capital distributions	—	—	—	—	—	—	(509,771)	(509,771)
Cash dividends declared on Class A Shares	—	—	—	—	(121,538)	(121,538)	—	(121,538)
Dividend equivalents on Class A restricted share units	—	—	3,299	—	(3,299)	—	—	—
Equity-based compensation	1,249,065	(10,110)	18,349	—	—	18,349	31,362	49,711
Impact of changes in Och-Ziff Operating Group ownership (See Note 3)	—	—	(10)	—	—	(10)	10	—
Initial consolidation of CLOs	—	—	—	(13,556)	—	(13,556)	—	(13,556)
Allocation of income of consolidated CLOs	—	—	—	958	—	958	(958)	—
Impact of amortization of Reorganization charges on capital	—	—	2,966	—	—	2,966	5,068	8,034
Total comprehensive net income, excluding amounts allocated to redeemable noncontrolling interests	—	—	—	—	30,631	30,631	191,375	222,006
As of June 30, 2015	177,195,620	301,874,006	$3,029,485	$(43,934)	$(3,358,510)	$(372,959)	$1,893,964	$1,521,005
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2015	2014

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income	$229,644	$318,944
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Reorganization expenses	8,034	8,042
Amortization of equity-based compensation	59,043	55,869
Depreciation and amortization	5,149	3,631
Deferred income taxes	98,071	37,166
Operating cash flows due to changes in:
Income and fees receivable	399,122	910,381
Due from related parties	(3,321)	(1,673)
Other assets, net	21,166	(18,727)
Due to related parties	(48,401)	(3,797)
Compensation payable	(217,778)	(288,669)
Other liabilities	(4,489)	31,334
Consolidated Och-Ziff funds related items:
Net gains of consolidated Och-Ziff funds	(42,486)	(120,267)
Purchases of investments	(2,411,545)	(2,775,985)
Proceeds from sale of investments	2,155,014	2,407,246
Other assets of consolidated Och-Ziff funds	(18,464)	103,864
Securities sold under agreements to repurchase	(47,861)	(30,431)
Other liabilities of consolidated Och-Ziff funds	(12,633)	6,708
Net Cash Provided by Operating Activities	168,265	643,636

Cash Flows from Investing Activities
Purchases of fixed assets	(31,686)	(45,256)
Investment in Och-Ziff funds	(415)	(15,316)
Return of investment in Och-Ziff funds	167	15,836
Other, net	—	4,021
Net Cash Used in Investing Activities	(31,934)	(40,715)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Six Months Ended June 30,
	2015	2014

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	524,675	459,694
Distributions to noncontrolling and redeemable noncontrolling interests	(509,771)	(711,394)
Dividends on Class A Shares	(121,538)	(229,472)
Proceeds from debt obligations	3,606	32,662
Other, net	(4,549)	(7,460)
Net Cash Used in Financing Activities	(107,577)	(455,970)
Net Change in Cash and Cash Equivalents	28,754	146,951
Cash and Cash Equivalents, Beginning of Period	250,603	189,974
Cash and Cash Equivalents, End of Period	$279,357	$336,925

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$9,593	$3,302
Income taxes	$10,894	$12,780
Non-cash transactions:
Assets related to the initial consolidation of CLOs	$1,051,471	$1,405,840
Liabilities related to the initial consolidation of CLOs	$1,065,027	$1,426,194
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

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
The Company currently has two operating segments: the Och-Ziff Funds segment and the Company's real estate business. The Och-Ziff Funds segment is currently the Company’s only reportable operating segment under U.S. generally accepted accounting principles (“GAAP”) and provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company's asset management platform that invests in performing credits, the Och-Ziff Funds segment manages collateralized loan obligations (“CLOs”) and other customized solutions for clients. The Company’s real estate business, which provides asset management services to its real estate funds, is included within Other Operations as it does not meet the threshold of a reportable operating segment under GAAP.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

Recently Adopted Accounting Pronouncements
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 amends ASC 860—Transfers and Servicing to address the accounting for certain secured financing transactions. ASU 2014-11 also requires additional disclosures about certain transferred financial assets accounted for as sales, as well as those accounted for as secured financing transactions. ASU 2014-11 was effective for the Company beginning in the second quarter of 2015. The impact of ASU 2014-11 to the Company’s consolidated financial statements is limited to the additional disclosures for transferred financial assets accounted for as financing transactions, as disclosed in Note 5.
None of the other changes to GAAP that went into effect in the six months ended June 30, 2015 has had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific revenue recognition guidance throughout the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities are permitted to apply the guidance in ASU 2014-09 using one of the following methods: (1) full retrospective application to each prior period presented, or (2) modified retrospective application with a cumulative effect adjustment to opening retained earnings in the annual reporting period that includes that date of initial application. The requirements of ASU 2014-09 were initially effective for the Company beginning in the first quarter of 2017; however, the FASB in April 2015 approved a deferral of the effective date to the first quarter of 2018. The Company is currently evaluating the impact, if any, that this update will have on its consolidated financial statements.
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
JUNE 30, 2015

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
ASU 2015-03, Simplifying the Presentation of Debt Issuance costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The requirements of ASU 2015-03 are effective for the Company beginning in first quarter of 2016, with early adoption permitted. The impact on the Company will be limited to a reclassification of debt issuance costs from other assets to debt obligations in the Company’s consolidated balance sheet. As of June 30, 2015, the amount of debt issuance costs within the scope of ASU 2015-03 and currently presented within other assets, net was $6.5 million.
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
The following table presents the components of the net income allocated to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(dollars in thousands)
Och-Ziff Operating Group A Units	$50,802	$48,981	$131,734	$122,562
Consolidated Och-Ziff funds	7,105	79,715	59,457	137,956
Other	115	(100)	184	143
	$58,022	$128,596	$191,375	$260,661

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	June 30, 2015	December 31, 2014

	(dollars in thousands)
Och-Ziff Operating Group A Units	$497,029	$579,417
Consolidated Och-Ziff funds	1,393,623	1,401,495
Other	3,312	1,924
	$1,893,964	$1,982,836
The following table presents the activity in redeemable noncontrolling interests as presented in the consolidated balance sheets:

Six Months Ended June 30, 2015

(dollars in thousands)
Beginning balance	$545,771
Capital contributions	330,633
Total net income	7,638
Ending Balance	$884,042
Och-Ziff Operating Group Ownership
The Company’s interest in the Och-Ziff Operating Group increased to 37.0% as of June 30, 2015, from 36.8% as of December 31, 2014. Changes in the Company’s interest in the Och-Ziff Operating Group are generally driven by the following: (i) the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan, primarily related to the settlement of Class A restricted share units (“RSUs”); and (iii) the forfeiture of Och-Ziff Operating Group A Units and related Class B Shares by a departing executive managing director. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and settlement of RSUs. These increases will be offset upon any conversion by an executive managing director of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director.
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
JUNE 30, 2015

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s assets and liabilities (excluding the assets and liabilities of the consolidated funds) measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2015 and December 31, 2014:

	Fair Value
	June 30, 2015	December 31, 2014	Fair Value Hierarchy

	(dollars in thousands)
United States government obligations	$36,998	$36,969	Level 1
Financial Assets, at Fair Value, Included Within Other Assets, Net	$36,998	$36,969

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

Consolidated Funds
The assets and liabilities presented in the tables below belong to the investors in the consolidated funds. The Company has a minimal, if any, investment in these funds.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2015:

	As of June 30, 2015
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total

	(dollars in thousands)
Bank debt	$—	$4,433,139	$1,802,755	$—	$6,235,894
Real estate investments	—	—	737,478	—	737,478
Investments in affiliated credit funds	—	—	932,257	—	932,257
Residential mortgage-backed securities	—	—	414,331	—	414,331
Collateralized debt obligations	—	—	119,162	—	119,162
Energy and natural resources limited partnerships	—	—	168,374	—	168,374
Commercial real estate debt	—	—	61,267	—	61,267
Corporate bonds	—	78,930	14	—	78,944
United States government obligations	17,417	—	—	—	17,417
Asset-backed securities	—	—	23,259	—	23,259
Commercial mortgage-backed securities	—	—	679	—	679
Other investments	1,423	—	2,017	(11)	3,429
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$18,840	$4,512,069	$4,261,593	$(11)	$8,792,491

Senior secured notes payable of consolidated CLOs	$—	$—	$5,827,658	$—	$5,827,658
Subordinated notes payable of consolidated CLOs	—	—	500,423	—	500,423
Notes payable of consolidated CLOs, at fair value	—	—	6,328,081	—	6,328,081
Other liabilities, included within other liabilities of Och-Ziff funds	4,546	379	12	(11)	4,926
Financial Liabilities, at Fair Value	$4,546	$379	$6,328,093	$(11)	$6,333,007

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2014:

	As of December 31, 2014
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total

	(dollars in thousands)
Bank debt	$—	$3,022,441	$2,224,032	$—	$5,246,473
Real estate investments	—	—	645,916	—	645,916
Investments in affiliated credit funds	—	—	628,913	—	628,913
Residential mortgage-backed securities	—	—	462,927	—	462,927
Collateralized debt obligations	—	—	173,746	—	173,746
Energy and natural resources limited partnerships	—	—	154,782	—	154,782
Commercial real estate debt	—	—	29,815	—	29,815
Corporate bonds	—	70,398	656	—	71,054
United States government obligations	15,000	—	—	—	15,000
Asset-backed securities	—	—	21,368	—	21,368
Commercial mortgage-backed securities	—	—	3,287	—	3,287
Other investments	2	705	2,151	(5)	2,853
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$15,002	$3,093,544	$4,347,593	$(5)	$7,456,134

Senior secured notes payable of consolidated CLOs	$—	$—	$4,784,134	$—	$4,784,134
Subordinated notes payable of consolidated CLOs	—	—	443,277	—	443,277
Notes payable of consolidated CLOs, at fair value	—	—	5,227,411	—	5,227,411
Other liabilities, included within other liabilities of Och-Ziff funds	5,716	—	7	(5)	5,718
Financial Liabilities, at Fair Value	$5,716	$—	$5,227,418	$(5)	$5,233,129

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Amounts related to the initial consolidation of the Company’s CLOs are included within investment purchases in the tables below.
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the three months ended June 30, 2015:

	March 31, 2015	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	June 30, 2015

	(dollars in thousands)
Bank debt	$1,916,114	$245,374	$(477,882)	$387,905	$(265,141)	$—	$(3,615)	$1,802,755
Real estate investments	687,560	—	—	79,266	(64,227)	—	34,879	737,478
Investments in affiliated credit funds	764,993	—	—	201,191	(37,958)	—	4,031	932,257
Residential mortgage-backed securities	434,975	—	—	14,827	(31,109)	—	(4,362)	414,331
Collateralized debt obligations	150,963	—	—	3,105	(38,463)	—	3,557	119,162
Energy and natural resources limited partnerships	162,717	—	—	5,474	—	—	183	168,374
Commercial real estate debt	63,959	—	—	—	(3,156)	—	464	61,267
Corporate bonds	698	—	—	—	(522)	—	(162)	14
Asset-backed securities	22,545	—	—	1,532	(995)	—	177	23,259
Commercial mortgage-backed securities	2,996	—	—	—	(2,602)	—	285	679
Other investments (including derivatives, net)	2,120	—	—	—	(234)	(209)	328	2,005
	$4,209,640	$245,374	$(477,882)	$693,300	$(444,407)	$(209)	$35,765	$4,261,581

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the three months ended June 30, 2014:

	March 31, 2014	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	June 30, 2014

	(dollars in thousands)
Bank debt	$1,323,441	$78,502	$(272,750)	$867,757	$(356,611)	$—	$1,461	$1,641,800
Real estate investments	620,036	—	—	3,177	(23,139)	—	9,249	609,323
Investments in affiliated credit funds	431,108	—	—	107,492	(22,303)	—	20,910	537,207
Residential mortgage-backed securities	399,791	—	—	46,706	(41,666)	—	16,577	421,408
Collateralized debt obligations	210,823	—	—	24,144	(50,755)	—	6,604	190,816
Energy and natural resources limited partnerships	146,509	—	—	17,606	(1,811)	—	9,211	171,515
Commercial real estate debt	132,537	—	—	65,102	(39,312)	—	4,604	162,931
Corporate bonds	849	—	—	18	—	—	(41)	826
Asset-backed securities	25,508	—	—	595	(1,567)	—	(1,144)	23,392
Commercial mortgage-backed securities	9,826	—	—	—	—	—	57	9,883
Other investments (including derivatives, net)	4,189	—	—	298	(2,527)	1,988	(76)	3,872
	$3,304,617	$78,502	$(272,750)	$1,132,895	$(539,691)	$1,988	$67,412	$3,772,973
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the six months ended June 30, 2015:

	December 31, 2014	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	June 30, 2015

	(dollars in thousands)
Bank debt	$2,224,032	$189,756	$(782,478)	$703,752	$(548,534)	$—	$16,227	$1,802,755
Real estate investments	645,916	—	—	138,514	(98,537)	—	51,585	737,478
Investments in affiliated credit funds	628,913	—	—	374,077	(85,612)	—	14,879	932,257
Residential mortgage-backed securities	462,927	—	—	26,615	(72,377)	—	(2,834)	414,331
Collateralized debt obligations	173,746	—	—	7,425	(73,916)	—	11,907	119,162
Energy and natural resources limited partnerships	154,782	—	—	17,870	(3,467)	—	(811)	168,374
Commercial real estate debt	29,815	—	—	33,892	(3,164)	—	724	61,267
Corporate bonds	656	—	—	146	(521)	—	(267)	14
Asset-backed securities	21,368	—	—	3,822	(1,969)	—	38	23,259
Commercial mortgage-backed securities	3,287	—	—	—	(2,904)	—	296	679
Other investments (including derivatives, net)	2,144	—	—	—	(234)	(371)	466	2,005
	$4,347,586	$189,756	$(782,478)	$1,306,113	$(891,235)	$(371)	$92,210	$4,261,581

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) for the six months ended June 30, 2014:

	December 31, 2013	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	June 30, 2014

	(dollars in thousands)
Bank debt	$1,180,831	$86,579	$(276,178)	$1,202,450	$(557,214)	$—	$5,332	$1,641,800
Real estate investments	633,311	—	—	18,491	(71,727)	—	29,248	609,323
Investments in affiliated credit funds	188,454	—	—	347,597	(34,348)	—	35,504	537,207
Residential mortgage-backed securities	400,510	—	—	133,071	(146,532)	—	34,359	421,408
Collateralized debt obligations	205,026	—	—	75,450	(108,727)	—	19,067	190,816
Energy and natural resources limited partnerships	158,759	—	—	20,759	(16,002)	—	7,999	171,515
Commercial real estate debt	93,445	—	—	105,388	(40,805)	—	4,903	162,931
Corporate bonds	817	—	—	18	—	—	(9)	826
Asset-backed securities	34,627	—	—	595	(9,774)	—	(2,056)	23,392
Commercial mortgage-backed securities	20,530	—	—	—	(13,321)	—	2,674	9,883
Other investments (including derivatives, net)	2,492	69	—	1,753	(3,093)	2,421	230	3,872
	$2,918,802	$86,648	$(276,178)	$1,905,572	$(1,001,543)	$2,421	$137,251	$3,772,973
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities (excluding notes payable of consolidated CLOs) held as of the reporting date. These gains and losses are included within net gains (losses) of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(dollars in thousands)
Bank debt	$(3,835)	$2,300	$11,453	$4,148
Real estate investments	22,612	6,560	31,067	23,443
Investments in affiliated credit funds	(12,297)	902	(33,702)	4,636
Residential mortgage-backed securities	(6,166)	13,275	(6,796)	23,225
Collateralized debt obligations	(1,125)	(2,422)	(1,028)	4,624
Energy and natural resources limited partnerships	183	9,938	(811)	8,548
Commercial real estate debt	657	1,614	907	1,840
Corporate bonds	(155)	(36)	(239)	(9)
Asset-backed securities	249	(1,198)	194	(2,288)
Commercial mortgage-backed securities	(290)	32	(303)	(3)
Other investments (including derivatives, net)	109	(197)	85	455
	$(58)	$30,768	$827	$68,619
 The tables below summarize the changes in the notes payable of consolidated CLOs for the three and six months ended June 30, 2015 and 2014. The amounts presented within net gains (losses) of consolidated Och-Ziff funds represent the net change in unrealized gains (losses) on the notes payable of consolidated CLOs, as none of these notes have been repaid as of June 30, 2015. These amounts all relate to liabilities still in existence as of each respective balance sheet date. Amounts related to the initial consolidation of the Company’s CLOs are included within issuances in the tables below.

	March 31, 2015	Issuances	Net (Gains) Losses of Consolidated Och-Ziff Funds	June 30, 2015

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$5,298,366	$511,166	$18,126	$5,827,658
Subordinated notes payable of consolidated CLOs	468,930	47,147	(15,654)	500,423
	$5,767,296	$558,313	$2,472	$6,328,081

	March 31, 2014	Issuances	Net Gains of Consolidated Och-Ziff Funds	June 30, 2014

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,515,873	$1,306,180	$(3,850)	$3,818,203
Subordinated notes payable of consolidated CLOs	256,582	120,014	(1,693)	374,903
	$2,772,455	$1,426,194	$(5,543)	$4,193,106

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

	December 31, 2014	Issuances	Net (Gains) Losses of Consolidated Och-Ziff Funds	June 30, 2015

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$4,784,134	$975,543	$67,981	$5,827,658
Subordinated notes payable of consolidated CLOs	443,277	86,634	(29,488)	500,423
	$5,227,411	$1,062,177	$38,493	$6,328,081

	December 31, 2013	Issuances	Net (Gains) Losses of Consolidated Och-Ziff Funds	June 30, 2014

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$2,508,338	$1,306,180	$3,685	$3,818,203
Subordinated notes payable of consolidated CLOs	255,639	120,014	(750)	374,903
	$2,763,977	$1,426,194	$2,935	$4,193,106
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
The significant unobservable inputs used in the fair value measurement of the Company’s real estate investments are discount rates, cash flow growth rates, capitalization rates, the price per square foot, the absorption percentage per year and exit multiples. Significant increases (decreases) in the discount rates and capitalization rates in isolation would be expected to result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the cash flow growth rates, the price per square foot, the absorption rate per year and exit multiples in isolation would be expected to result in a significantly higher (lower) fair value measurement. A change in the assumption used for price per square foot is generally accompanied by a directionally inverse change in the absorption percentage per year.
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
JUNE 30, 2015

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
Investments in Affiliated Credit Funds
The fair value of investments in affiliated credit funds relates to consolidated feeder funds’ investments into their related master funds. The fair value of these investments is based on the consolidated feeder funds’ proportionate share of the respective master funds’ net asset value. These master funds invest primarily in credit-related strategies. Approximately 86% of these investments can be redeemed and paid to investors in the feeder fund after an initial lock-up period of up to three years, after which the feeder fund may redeem its investment on a monthly or quarterly basis. The Company, as investment manager of the master fund, has the option (not exercised to date) to suspend redemptions in certain situations. An additional 4% of these investments can be redeemed and paid to investors in the feeder fund on a monthly basis. The remaining 10% relates to a feeder fund that is not able to redeem its investment in the master fund prior to liquidation, the timing of which cannot be estimated. The feeder fund will receive distributions from the master fund as investments are sold, the timing of which cannot be estimated due to the illiquid nature of the investments held by the master fund. The consolidated feeder funds have $52.4 million of unfunded commitments that will be funded by capital contributions from investors in the feeder funds, as the Company is not an investor in the feeder funds or master funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III
The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of June 30, 2015.

Type of Investment or Liability	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Bank debt	$1,728,479	Independent pricing services	n/a
	52,614	Yield analysis	Yield	11% to 16% (12%)
	21,662	Broker quotes	n/a
Real estate investments	$737,478	Discounted cash flow	Discount rate	5% to 30% (19%)
			Cash flow growth rate	-48% to 62% (1%)
			Capitalization rate	6% to 13% (7%)
			Price per square foot	$51.90 to $187.00 ($155.47)
			Absorption rate per year	0.3% to 31% (10%)
			Exit multiple	6.2x
Investments in affiliated credit funds	$932,257	Net asset value	n/a
Residential mortgage-backed securities	$409,488	Broker quotes	n/a
	4,843	Discounted cash flow	Discount rate	19%
			Credit spread	1225 bps
Collateralized debt obligations	$119,162	Broker quotes	n/a
Energy and natural resources limited partnerships	$90,508	Net asset value	n/a
	48,765	Scenario analysis	Discount rate	10% to 25% (19%)
			EBITDA multiple	4.3x to 6.0x (5.1x)
			Price per acre	$1,750
			Production multiple (price per thousand cubic feet equivalent per day)	$6,750 to $9,167 ($7,704)
	22,329	Sum of the parts	Discount rate	15%
			Price per acre	$437
	3,756	Discounted cash flow	Discount rate	15%
	3,016	Last transaction price	Illiquidity discount	4%
Commercial real estate debt	$50,682	Yield analysis	Yield	10% to 18% (12%)
	10,585	Discounted cash flow	Discount rate	15%
Corporate bonds	14	Broker quotes	n/a
Asset-backed securities	$21,487	Broker quotes	n/a
	1,772	Discounted cash flow	Discount rate	14%
Commercial mortgaged-backed securities	$679	Broker quotes	n/a
Senior secured notes payable of consolidated CLOs	$5,827,658	Broker quotes	n/a
Subordinated notes payable of consolidated CLOs	$500,423	Broker quotes	n/a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of December 31, 2014.

Type of Investment or Liability	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Bank debt	$2,165,152	Independent pricing services	n/a
	52,107	Yield analysis	Yield	11% to 15% (12%)
	6,773	Broker quotes	n/a
Real estate investments	$638,896	Discounted cash flow	Discount rate	10% to 30% (20%)
			Cash flow growth rate	-48% to 39% (1%)
			Capitalization rate	5% to 13% (8%)
			Price per square foot	$55.22 to $400.00 ($151.33)
			Absorption rate per year	1% to 58% (13%)
			Exit multiple	6.4x
	7,020	Broker quotes	n/a
Investments in affiliated credit funds	$628,913	Net asset value	n/a
Residential mortgage-backed securities	$456,815	Broker quotes	n/a
	6,112	Discounted cash flow	Discount rate	20%
			Credit spread	1225 bps
Collateralized debt obligations	$173,746	Broker quotes	n/a
Energy and natural resources limited partnerships	$88,873	Net asset value	n/a
	40,350	Scenario analysis	Discount rate	10% to 25% (18%)
			EBITDA multiple	5.0x to 6.3x (5.6x)
			Price per acre	$1,750
			Production multiple (price per thousand cubic feet equivalent per day)	$6,500 to $10,000 ($8,252)
	20,925	Sum of the parts	Discount rate	15%
			Price per acre	$425
	4,632	Discounted cash flow	Discount rate	15%
	2	Broker quotes	n/a
Commercial real estate debt	$29,815	Yield analysis	Yield	13% to 18% (14%)
Corporate bonds	$403	Yield analysis	Yield	13%
	253	Broker quotes	n/a
Asset-backed securities	$18,775	Broker quotes	n/a
	2,593	Discounted cash flow	Discount rate	12%
Commercial mortgaged-backed securities	$3,287	Broker quotes	n/a
Senior secured notes payable of consolidated CLOs	$4,784,134	Broker quotes	n/a
Subordinated notes payable of consolidated CLOs	$443,277	Broker quotes	n/a
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

The Valuation Committee is responsible for establishing the valuation policy and monitors compliance with the valuation policy, ensuring that all of the funds’ investments reflect fair values, as well as providing oversight of the valuation process. These valuation policies and procedures include, but are not limited to the following: determining the pricing sources used to value specific investment classes; the selection of independent pricing services; the periodic review of due diligence materials of independent pricing services; and the fair value hierarchy coding of the funds’ investments. The Valuation Committee reviews a variety of reports on a monthly basis, which include, but are not limited to the following: summaries of the sources used to determine the value of the funds’ investments; summaries of the fair value hierarchy of the funds’ investments; and variance reports that compare the values of investments to independent pricing services. The Valuation Committee is comprised of non-investment professionals and may obtain input from investment professionals for consideration in carrying out its responsibilities.
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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, primarily its Notes and Aircraft Loan (as defined in Note 9), approximated their fair values as of June 30, 2015. These fair value measurements would be categorized as Level III within the fair value hierarchy.
5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
In the ordinary course of business, certain consolidated funds have entered into certain repurchase agreements that are subject to master agreements that provide for payment netting and that, in the case of a default or similar event with respect to the counterparty to the master agreement, provide for netting across transactions. Generally, upon a counterparty default, the fund can terminate all transactions under the master agreement and set off amounts it owes across all transactions under a particular master agreement against collateral it has received under such master agreement; provided, however, that in the case of certain defaults, the fund may only be able to terminate and setoff solely with respect to the transactions affected by the default. Generally, the funds party to these agreements manage cash and securities collateral on a counterparty basis as permitted under each master agreement.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

The table below presents the repurchase agreements that are set off, if any, as well as securities transferred to counterparties related to those repurchase agreements (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements.

Securities Sold Under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of June 30, 2015	$254,405	$—	$254,405	$254,405	$—
As of December 31, 2014	$302,266	$—	$302,266	$302,266	$—
The table below presents the remaining contractual maturity of the repurchase agreements by class of collateral pledged.

	As of June 30, 2015
Securities Sold Under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
Collateralized debt obligations	$—	$14,120	$—	$32,785	$46,905
Residential mortgage-backed securities	—	195,851	10,661	988	207,500
Total	$—	$209,971	$10,661	$33,773	$254,405
The repurchase agreements entered into by certain of the consolidated funds may result in credit exposure to those funds in the event the counterparty to the transaction is unable to fulfill its contractual obligations. The funds minimize the credit risk associated with these activities by monitoring counterparty credit exposure and collateral values on a daily basis and requiring additional collateral where appropriate.
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
JUNE 30, 2015

basis, because of the management fees and incentive income the Company could earn from the CLOs. As a result, the Company consolidates the CLOs it manages upon launch.
The following table presents the assets and liabilities of CLOs and other funds, such as certain of the Company’s real estate and credit funds, that are VIEs and consolidated by the Company:

	June 30, 2015		December 31, 2014
	CLOs	Other Funds	CLOs	Other Funds

	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$6,180,314	$1,345,251	$5,190,994	$944,997
Other assets of Och-Ziff funds	138,673	11,626	45,166	14,041
Total Assets	$6,318,987	$1,356,877	$5,236,160	$959,038
Liabilities
Liabilities of consolidated Och-Ziff funds:
Notes payable of consolidated CLOs, at fair value	$6,328,081	$—	$5,227,411	$—
Securities sold under agreements to repurchase	—	5,427	—	7,646
Other liabilities of Och-Ziff funds	28,708	6,412	33,813	9,146
Total Liabilities	$6,356,789	$11,839	$5,261,224	$16,792
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
The Company’s involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods, as well as the loss of investments in these entities, if any. The net assets of these VIEs were $36.5 billion and $37.1 billion as of June 30, 2015 and December 31, 2014, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from these entities, as well as investments in these entities, if any. As of June 30, 2015 and December 31, 2014, the only assets arising from these variable interests related to income and fees receivable of $28.8 million and $271.0 million, respectively. The Company has not recorded any liabilities with respect to VIEs that are not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

7. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2015	December 31, 2014

	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$85,394	$22,600
Leasehold improvements	52,565	40,084
Computer hardware and software	29,870	27,079
Furniture, fixtures and equipment	8,270	6,533
Accumulated depreciation and amortization	(61,515)	(56,736)
Fixed assets, net	114,584	39,560
United States government obligations, at fair value	36,998	36,969
Goodwill	22,691	22,691
Prepaid expenses	12,812	20,435
Receivables	12,658	25,867
Deposit on new corporate aircraft	—	52,662
Other(1)	13,503	14,244
Total Other Assets, Net	$213,246	$212,428
_______________

(1)	Includes investments in Och-Ziff funds of $4.1 million and $3.6 million as of June 30, 2015 and December 31, 2014, respectively.
In February 2015, the Company received delivery of its corporate aircraft. Amounts previously reported within deposit on new aircraft were transferred to corporate aircraft in the table above.
8. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2015	December 31, 2014

	(dollars in thousands)
Accrued expenses	$56,916	$63,983
Deferred rent credit	18,763	18,219
Other	11,914	13,545
Total Other Liabilities	$87,593	$95,747
9. DEBT OBLIGATIONS
As of June 30, 2015, the Company's outstanding indebtedness was primarily comprised of Senior Notes (the “Notes”) and a secured term loan to finance the purchase of a new corporate aircraft (the “Aircraft Loan”), as well as notes payable of the consolidated CLOs. During the six months ended June 30, 2015, the Company took a final draw down on the Aircraft Loan and recorded additional notes payable of the newly consolidated CLOs. There have been no other material changes to the Company’s debt obligations as reported in the Annual Report.
Aircraft Loan
On February 14, 2014, the Company entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to the Company in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of June 30, 2015, $51.4 million was outstanding under the Aircraft Loan.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

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
Notes Payable of Consolidated CLOs
The Company consolidates the CLOs it manages. As a result, the senior and subordinated notes issued by the CLOs are included in the Company’s consolidated balance sheets. Notes payable of the consolidated CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral generally consists of corporate loans, corporate bonds and other securities. As of June 30, 2015 and December 31, 2014, the fair value of the CLO assets was $6.3 billion and $5.2 billion, respectively. The stated maturity dates for the notes issued by the CLOs range from 2023 to 2027.
The Company has elected to carry these notes at fair value in its consolidated balance sheets to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLOs. The Company recorded unrealized gains (losses) of $(2.5) million and $5.5 million for the three months ended June 30, 2015 and 2014, respectively, and $(38.5) million and $(2.9) million for the six months ended June 30, 2015 and 2014, respectively. These amounts are included within net gains (losses) of consolidated Och-Ziff funds in the statements of comprehensive income. The majority of these changes relate to changes in instrument specific credit risk, as the majority of these are floating-rate instruments.
The tables below present information related to the CLO notes outstanding. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior secured notes.

	As of June 30, 2015
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$5,879,750	$5,827,658	2.39%	10.5
Subordinated notes payable of consolidated CLOs	600,158	500,423	N/A	10.4
Total Notes Payable of Consolidated CLOs	$6,479,908	$6,328,081

	As of December 31, 2014
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years

	(dollars in thousands)
Senior secured notes payable of consolidated CLOs	$4,892,750	$4,784,134	2.34%	10.7
Subordinated notes payable of consolidated CLOs	511,008	443,277	N/A	10.6
Total Notes Payable of Consolidated CLOs	$5,403,758	$5,227,411

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

10. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(dollars in thousands)
Professional services	$20,771	$7,679	$28,258	$15,102
Recurring placement and related service fees	12,227	12,017	24,874	22,734
Occupancy and equipment	8,543	7,401	16,919	15,446
Information processing and communications	7,202	5,873	14,117	10,711
Insurance	4,209	4,011	8,373	7,979
Business development	4,127	2,950	7,316	5,741
Other expenses	3,335	3,304	10,417	5,249
	60,414	43,235	110,274	82,962
Changes in tax receivable agreement liability	(48,401)	(4)	(48,426)	(3,819)
Total General, Administrative and Other	$12,013	$43,231	$61,848	$79,143
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
The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 55.8% and 12.2% for the three months ended June 30, 2015 and 2014, respectively, and 31.8% and 14.7% for the six months ended June 30, 2015 and 2014, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the executive managing directors’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.
During the second quarter of 2015, the Company’s effective tax rate was impacted by an enacted change in tax law that changed the methodology used for local income tax apportionment. As a result, the Company revalued its deferred income tax assets, which increased the Company’s effective income tax rate by 42.5 percentage points and 18.7 percentage points for the three and six months ended June 30, 2015, respectively.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

As of June 30, 2015 and December 31, 2014, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the three and six months ended June 30, 2015, the Company did not accrue interest or penalties related to uncertain tax positions. As of June 30, 2015, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.4 million as of June 30, 2015.
12. EARNINGS PER CLASS A SHARE
Basic earnings per Class A Share is computed by dividing the net income allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended June 30, 2015 and 2014, the Company included, respectively, 1,160,179 and 1,669,751 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings per Class A Share. For the six months ended June 30, 2015 and 2014, the Company included, respectively, 1,346,295 and 1,726,737 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings per Class A Share.
The following tables present the computation of basic and diluted earnings per Class A Share:

Three Months Ended June 30, 2015	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$4,760	177,693,164	$0.03
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,874,006
RSUs	—	4,402,533		—
Diluted	$4,760	182,095,697	$0.03

Three Months Ended June 30, 2014	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$10,716	172,733,171	$0.06
Effect of dilutive securities:
Och-Ziff Operating Group A Units	12,023	302,182,026		—
RSUs	—	4,979,712		—
Diluted	$22,739	479,894,909	$0.05

Six Months Ended June 30, 2015	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$30,631	177,664,174	$0.17
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,877,014
RSUs	—	3,462,209		—
Diluted	$30,631	181,126,383	$0.17

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

Six Months Ended June 30, 2014	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$34,568	172,329,212	$0.20
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,884,116
RSUs	—	4,492,158		—
Diluted	$34,568	176,821,370	$0.20
13. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the Och-Ziff funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors and the Ziffs under the tax receivable agreement, as discussed further in Note 14.
Notes Payable of Consolidated CLOs
A portion of the notes payable of consolidated CLOs is held by certain funds managed by the Company. As of June 30, 2015 and December 31, 2014, these amounts totaled $137.9 million and $175.7 million, respectively.
Management Fees and Incentive Income Earned from the Och-Ziff Funds
The Company earns substantially all of its management fees and incentive income from the Och-Ziff funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
Prior to the 2007 Offerings, the Company did not charge management fees or earn incentive income on investments made by the Company’s executive managing directors, employees and other related parties. Following the 2007 Offerings, the Company began charging management fees and earning incentive income on new investments made in the funds by executive managing directors and certain other related parties, including the reinvestment by executive managing directors of the after-tax proceeds from the 2007 Offerings. However, in January 2015, the Company began to waive management fees and incentive income on new investments by its executive managing directors and certain other related parties. The Company continues to waive fees for employee investments in the funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$4,987	$5,750	$10,020	$11,643
Incentive income	$255	$868	$1,709	$3,358
Fees waived on investments held by related parties:
Management fees	$4,308	$3,923	$8,390	$7,860
Incentive income	$349	$—	$584	$—
Corporate Aircraft
The Company’s corporate aircraft are used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the three months ended June 30, 2015 and 2014, the Company charged Mr. Och $212 thousand and $50 thousand, respectively, for his personal use of the aircraft. For the six months ended June 30, 2015 and 2014, the Company charged Mr. Och $568 thousand and $349 thousand, respectively, for his personal use of the aircraft.
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
The Company recorded its initial estimate of future payments under the tax receivable agreement as a decrease to paid-in capital and an increase in amounts due to related parties in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings within general, administrative and other expenses in the consolidated statements of comprehensive income.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

As discussed in Note 11, during the second quarter of 2015, the Company’s effective tax rate was impacted by an enacted change in tax law that changed the methodology used for local income tax apportionment. As a result, the Company revalued its deferred income tax assets, which reduced the amount of cash savings the Company expects to ultimately realize, and therefore the Company reduced its tax receivable agreement liability.
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
On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserts claims on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014, and asserts claims under the Securities Exchange Act of 1934. Daniel Och, Joel Frank and Michael Cohen are also named defendants. The amended complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters under investigation by the SEC and the DOJ. On May 30, 2014, a shareholder derivative action was filed against the Company in the Supreme Court of the State of New York, County of New York (Stokes v. Och, et al.). The amended complaint asserts claims derivatively on behalf of the Company against all of the Company’s directors and alleges that the directors breached their fiduciary duties and other disclosure obligations with respect to the matters described above. On July 27, 2015, the Supreme Court of the State of New York ruled from the bench that it was granting defendants’ motion to dismiss the amended complaint for failure to plead demand futility. The Company expects that a written judgment dismissing the action will be entered. The Company believes these cases are without merit and intends to defend them vigorously.
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
JUNE 30, 2015

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
15. SEGMENT INFORMATION
The Company's operating segments are the Och-Ziff Funds segment and the Company's real estate business. The Och-Ziff Funds, which provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles, is currently the Company’s only reportable operating segment under GAAP. The Company’s real estate business, which provides asset management services to its real estate funds, is included in the Other Operations as it does not meet the threshold of a reportable operating segment under GAAP.
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
JUNE 30, 2015

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
Och-Ziff Funds Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$191,977	$171,659	$415,267	$382,992
Economic Income	$110,511	$112,809	$263,174	$271,407
Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(dollars in thousands)
Total consolidated revenues	$321,399	$262,469	$654,250	$547,949
Adjustment to management fees(1)	(477)	(4,377)	(2,577)	(8,587)
Adjustment to incentive income(2)	3,000	3,461	11,173	10,376
Other Operations revenues	(7,077)	(2,575)	(13,374)	(5,256)
Income of consolidated Och-Ziff funds	(124,868)	(87,319)	(234,205)	(161,490)
Economic Income Revenues - Och-Ziff Funds Segment	$191,977	$171,659	$415,267	$382,992
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2015

Reconciliation of Och-Ziff Funds Economic Income to Net Income Allocated to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$4,760	$10,716	$30,631	$34,568
Net income allocated to the Och-Ziff Operating Group A Units	50,802	48,981	131,734	122,562
Equity-based compensation	30,247	28,739	59,043	55,869
Income taxes	82,025	21,328	107,185	54,919
Adjustment for incentive income allocations from consolidated funds subject to clawback	(18,805)	(9,806)	(37,278)	(18,123)
Allocations to Och-Ziff Operating Group D Units	5,414	4,317	11,449	9,474
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	2,175	3,863	3,594	8,229
Reorganization expenses	4,017	4,021	8,034	8,042
Changes in tax receivable agreement liability	(48,401)	(4)	(48,426)	(3,819)
Depreciation and amortization	3,000	1,803	5,149	3,631
Other adjustments	43	(607)	110	(1,161)
Other Operations	(4,766)	(542)	(8,051)	(2,784)
Economic Income - Och-Ziff Funds Segment	$110,511	$112,809	$263,174	$271,407
16. SUBSEQUENT EVENTS
Dividend
On August 4, 2015, the Company announced a cash dividend of $0.14 per Class A Share. The dividend is payable on August 21, 2015 to holders of record as of the close of business on August 14, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Part II—Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Actual results may differ materially from those contained in any forward-looking statements. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report. An investment in our Class A Shares is not an investment in any of our funds.
Overview
Overview of Our Financial Results
For the second quarter of 2015, we reported GAAP net income allocated to Class A Shareholders of $4.8 million, compared to $10.7 million for the second quarter of 2014, and net income of $30.6 million for the first half of 2015, compared to net income of $34.6 million for the first half of 2014. The decrease for both the quarter-to-date and year-to-date period was primarily driven by higher income taxes (net of a corresponding reduction in our tax receivable agreement liability) and other operating expenses, partially offset by higher management fees and incentive income. In addition, contributing to the year-to-date period decrease was a gain on the sale of an investment held by a joint venture in the first quarter of 2014 that did not reoccur in 2015.
For the second quarter of 2015, we reported Economic Income for the Company of $115.3 million, compared to $113.4 million for the second quarter of 2014, and $271.2 million for the first half of 2015, compared to $274.2 million for the first half of 2014. The increase for the quarter-to-date period was principally due to higher management fees and incentive income, partially offset by higher operating expenses. The decrease for the year-to-date period was driven by higher operating expenses and a gain on the sale of an investment held by a joint venture in the first quarter of 2014 that did not reoccur in 2015, partially offset by higher management fees and incentive income. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $48.0 billion as of June 30, 2015. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $16.5 billion, or 34% of our total assets under management as of June 30, 2015. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $15.0 billion, comprising 31% of assets under management as of June 30, 2015.
Assets under management in our multi-strategy products totaled $33.0 billion as of June 30, 2015. OZ Master Fund, our global multi-strategy fund, generated a net return of 4.1% for the six months ended June 30, 2015, and an annualized net return since inception of 12.7%. Year-to-date net returns reflect strong performance of the fund’s long/short equity special situations strategies globally. Assets under management for the fund were $27.0 billion as of June 30, 2015. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the OZ Master Fund.
Assets under management in our dedicated credit products totaled $11.7 billion as of June 30, 2015. Assets under management in our opportunistic credit funds were $5.1 billion as of June 30, 2015. OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a net return of 1.1% for the six months ended June 30, 2015, and an annualized net return since inception of 15.7%. Assets under management for the fund were $1.6 billion as of June 30, 2015. Assets under management in Institutional Credit Strategies, our asset management platform that invests in performing credits, were $6.6 billion as of June 30, 2015.
Assets under management in our real estate funds totaled $2.0 billion as of June 30, 2015. Since inception, Och-Ziff Real Estate Fund II, which finished its investment period in 2014, has generated a net internal rate of return (“IRR”) of 22.9% through June 30, 2015 and a gross multiple of invested capital (“MOIC”) of 1.7x.
Market Environment
Our ability to successfully generate consistent, positive, absolute returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each strategy may be materially affected by conditions in the global markets.

Most global equity markets recorded slight gains during the second quarter of 2015, although volatility increased towards the end of the quarter. Investor concerns about the Greek debt crisis accelerated in June, as it became clear that Greece would miss its payment to the International Monetary Fund and might eventually withdraw from the Eurozone. Central bank monetary policies continued to diverge globally during the quarter. The U.S. moved towards a more normalized interest rate policy in light of stronger economic fundamentals, while Europe and Japan continued with their quantitative easing programs and many emerging markets lowered interest rates to stimulate economic growth.
In the U.S., the economy appeared to recover from a weak first quarter. Quarterly corporate earnings were not as negatively impacted by falling energy prices and the strong U.S. dollar as originally anticipated. U.S. economic growth also showed signs of reaccelerating after a winter slowdown, due in part to severe weather throughout much of the U.S. and a strike at West Coast ports. Job growth increased in April and May, with weekly jobless claims reaching fifteen-year lows. The tighter labor market was reflected in wage gains and a pick-up in consumer spending, and single-family housing sales reached their best levels in eight years. Economic weakness in the first quarter pushed back expectations by the U.S. Federal Reserve for an increase in short-term interest rates in June.
In Europe, consumer prices increased slightly during the second quarter of 2015, reducing investor concerns about Eurozone deflation. The quantitative easing program initiated in March by the European Central Bank (“ECB”) had a positive effect, and ECB President Mario Draghi indicated that the ECB will continue the program well into 2016. Toward the end of the quarter, markets fell. The Greek government temporarily closed its banks and stock market ahead of a referendum in early July on the terms of the proposed debt relief package offered to Greece by the European Union.
In Asia, country-specific performance varied during the second quarter of 2015. In Japan, equity markets increased during the quarter as first quarter economic growth was revised upward, reflecting higher than estimated capital spending. Consumer spending also increased and exports were helped by the weaker yen. In China, market volatility prompted the People's Bank of China to reduce its benchmark interest rate to a record low and reduce reserve requirement ratios for certain lenders for the fourth time since November 2014.
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
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. However, in January 2015, we began to waive management fees and incentive income on new investments by our executive managing directors and certain other related parties. As of June 30, 2015, approximately 6% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 47% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
As further discussed below in “—Understanding Our Results—Revenues,” we generally calculate management fees based on assets under management as of the beginning of each quarter. The assets under management in the tables below are presented net of management fees and incentive income as of the end of the period. Accordingly, the assets under management presented in the tables below are not the amounts used to calculate management fees for the respective periods.
Summary of Changes in Assets Under Management
The tables below present the changes to our assets under management for the respective periods based on the type of funds or investment vehicles we manage.

	Three Months Ended June 30, 2015
	March 31, 2015	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2015

	(dollars in thousands)
Multi-strategy funds	$33,872,642	$(1,139,366)	$—	$257,182	$32,990,458
Credit
Opportunistic credit funds	5,191,989	18,201	(174,260)	48,681	5,084,611
Institutional Credit Strategies	5,857,399	707,095	—	3,486	6,567,980
Real estate funds	2,058,366	9,488	(68,649)	4,347	2,003,552
Other	1,329,831	(22,800)	—	16,282	1,323,313
Total	$48,310,227	$(427,382)	$(242,909)	$329,978	$47,969,914

	Three Months Ended June 30, 2014
	March 31, 2014	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2014

	(dollars in thousands)
Multi-strategy funds	$32,539,862	$957,224	$—	$471,829	$33,968,915
Credit
Opportunistic credit funds	4,760,825	92,336	(50,788)	171,694	4,974,067
Institutional Credit Strategies	2,636,458	1,387,838	—	3,614	4,027,910
Real estate funds	1,733,042	434,324	(337,951)	4,056	1,833,471
Other	956,205	101,828	—	21,808	1,079,841
Total	$42,626,392	$2,973,550	$(388,739)	$673,001	$45,884,204

	Six Months Ended June 30, 2015
	December 31, 2014	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2015

	(dollars in thousands)
Multi-strategy funds	$34,100,390	$(2,600,685)	$—	$1,490,753	$32,990,458
Credit
Opportunistic credit funds	5,098,600	416,454	(537,190)	106,747	5,084,611
Institutional Credit Strategies	5,166,734	1,395,147	—	6,099	6,567,980
Real estate funds	2,022,399	64,001	(82,941)	93	2,003,552
Other	1,146,292	91,132	(1)	85,890	1,323,313
Total	$47,534,415	$(633,951)	$(620,132)	$1,689,582	$47,969,914

	Six Months Ended June 30, 2014
	December 31, 2013	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2014

	(dollars in thousands)
Multi-strategy funds	$31,768,578	$1,738,393	$—	$461,944	$33,968,915
Credit
Opportunistic credit funds	4,305,438	531,787	(229,865)	366,707	4,974,067
Institutional Credit Strategies	2,605,628	1,422,838	—	(556)	4,027,910
Real estate funds	970,568	1,203,740	(345,425)	4,588	1,833,471
Other	588,600	474,134	—	17,107	1,079,841
Total	$40,238,812	$5,370,892	$(575,290)	$849,790	$45,884,204
In the six months ended June 30, 2015, our funds experienced performance-related appreciation of $1.7 billion and net outflows of $634.0 million, which was comprised of $3.0 billion of gross inflows and $3.6 billion of gross outflows due to redemptions. Distributions and other reductions were $620.1 million, which was driven by $467.7 million in distributions to investors in our closed-end opportunistic credit and real estate funds, and a $152.4 million reduction in the OZ European Credit Opportunities Fund as a result of the expiration of the fund's investment period. Our gross inflows included $1.0 billion within Institutional Credit Strategies related to two CLOs that closed during the first half of 2015. Excluding CLOs, pension funds were the largest source of our gross inflows during the first half of 2015, while private banks were the largest source of our gross outflows.
In the six months ended June 30, 2014, our funds experienced performance-related appreciation of $849.8 million, net inflows of $5.4 billion, which was comprised of $7.9 billion of gross inflows and $2.5 billion of gross outflows due to redemptions. Distributions and other reductions of $575.3 million primarily related to distributions to investors in our closed-end opportunistic credit and real estate funds. Direct allocations from pension funds and private banks were the largest drivers of our gross inflows, while redemptions from fund-of-funds were the largest driver of our gross outflows.
Weighted-Average Assets Under Management and Average Management Fee Rate
The table below presents our weighted-average assets under management and the average management fee rate. Weighted-average assets under management exclude the impact of second quarter investment performance for the periods presented, as these amounts do not impact management fees calculated for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(dollars in thousands)
Weighted-average assets under management	$47,248,867	$44,278,998	$46,846,825	$42,875,261
Average management fee rate	1.42%	1.45%	1.42%	1.48%

The decline in our average management fee rate for both the quarter-to-date and year-to-date periods occurred because the increase in our total assets under management during these periods were primarily driven by growth in our opportunistic credit funds and our Institutional Credit Strategies products, which earn lower management fee rates than our multi-strategy funds, consistent with market convention for these products. Our average management fee will vary from quarter to quarter based on the mix of products that comprise our assets under management.
Fund Performance Information
The tables below present performance information for the funds we manage. All of our funds are managed by the Och-Ziff Funds segment with the exception of Och-Ziff Real Estate Funds I, II and III, and certain other real estate funds, which are managed by the real estate management business included in Other Operations.
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

	Assets Under Management as of June 30,		Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2015
			2015		2014
	2015	2014	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
OZ Master Fund(1)	$27,046,091	$27,136,636	6.1%	4.1%	3.5%	2.1%	18.0%	(1)	12.7%	(1)
OZ Asia Master Fund	1,272,444	1,377,662	15.7%	12.0%	-5.7%	-6.7%	10.9%		6.5%
OZ Europe Master Fund	918,757	1,302,832	7.3%	5.2%	-1.0%	-1.9%	12.4%		8.2%
OZ Enhanced Master Fund	1,262,828	997,022	9.8%	7.0%	3.8%	2.3%	20.1%		14.1%
Och-Ziff European Multi-Strategy UCITS Fund	302,105	612,146	8.0%	5.9%	-4.5%	-5.6%	6.4%		3.4%
Other funds	2,188,233	2,542,617	n/m	n/m	n/m	n/m	n/m		n/m
	$32,990,458	$33,968,915
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Och-Ziff Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to its discretion and have varied materially since inception and are expected to vary materially in the future. As of June 30, 2015, the gross and net annualized returns since the OZ Master Fund’s inception on January 1, 1998 were 14.1% and 9.6%, respectively.

The $1.0 billion, or 3%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $3.5 billion across various multi-strategy funds. Offsetting the decrease was $2.5 billion of performance-related appreciation, driven by the performance of the OZ Master Fund, our global multi-strategy fund. For the six months ended June 30, 2015, the OZ Master Fund generated a net return of 4.1%, driven by its long/short equity special situations strategy globally. For the six months ended June 30, 2014, the OZ Master Fund generated a net return of 2.1%, driven primarily by performance in credit-related strategies and merger arbitrage.
Credit

	Assets Under Management as of June 30,
	2015	2014

	(dollars in thousands)
Opportunistic credit funds	$5,084,611	$4,974,067
Institutional Credit Strategies	6,567,980	4,027,910
	$11,652,591	$9,001,977
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

	Assets Under Management as of June 30,		Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2015
	2015	2014	2015		2014
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
OZ Credit Opportunities Master Fund	$1,573,470	$992,645	1.5%	1.1%	9.4%	6.9%	21.1%	15.7%
Customized Credit Focused Platform	1,814,973	1,712,405	3.7%	2.7%	11.8%	9.0%	22.0%	16.7%
Closed-end opportunistic credit funds	1,130,221	1,795,291	See below for return information on our closed-end opportunistic credit funds.
Other funds	565,947	473,726	n/m	n/m	n/m	n/m	n/m	n/m
	$5,084,611	$4,974,067
_______________
n/m not meaningful
The $110.5 million, or 2%, year-over-year increase in our opportunistic credit funds was due to $286.0 million of performance-related appreciation, capital net inflows of $633.8 million, and distributions and other reductions of $809.3 million related to our closed-end opportunistic credit funds. The capital net inflows were driven primarily by capital net inflows into the OZ Credit Opportunities Master Fund, our global opportunistic credit fund.
The table below presents assets under management, investment performance and other information for our closed-end opportunistic credit funds. Incentive income related to these funds is generally equal to 20% of the cumulative realized profits attributable to each investor over the life of the fund, subject to hurdle rates (generally 5% to 6%), and is recognized at or near the end of the life of the fund when it is no longer subject to clawback. However, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. The investment periods for these funds may generally be extended for an additional one to two years.

	Assets Under Management as of June 30,		Inception to Date as of June 30, 2015
					IRR
	2015	2014	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
OZ European Credit Opportunities Fund (2012-2015)	$312,700	$554,853	$459,600	$305,487	18.6%	14.1%	1.4x
OZ Structured Products Domestic Fund II (2011-2014)(5)	349,142	490,591	326,850	326,850	22.8%	17.7%	1.8x
OZ Structured Products Offshore Fund II (2011-2014)(5)	301,982	418,592	304,531	304,531	20.3%	15.6%	1.7x
OZ Structured Products Offshore Fund I (2010-2013)(5)	25,089	38,784	155,098	155,098	24.0%	19.4%	2.1x
OZ Structured Products Domestic Fund I (2010-2013)(5)	15,425	32,562	99,986	99,986	23.1%	18.3%	2.0x
Other funds	125,883	259,909	298,250	268,250	n/m	n/m	n/m
	$1,130,221	$1,795,291	$1,644,315	$1,460,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of June 30, 2015, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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

(5)
These funds have concluded their investment periods, and therefore we expect assets under management for these funds to decrease as investments are sold and the related proceeds are distributed to the investors in these funds.

Institutional Credit Strategies
Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs and other customized solutions for clients.

			Assets Under Management as of June 30,
	Closing Date	Initial Deal Size	2015	2014

		(dollars in thousands)
CLOs:
OZLM I	July 19, 2012	$510,700	$505,682	$466,691
OZLM II	November 1, 2012	560,100	518,066	515,616
OZLM III	February 20, 2013	653,250	614,041	611,665
OZLM IV	June 27, 2013	600,000	543,525	541,287
OZLM V	December 17, 2013	501,250	471,074	469,813
OZLM VI	April 16, 2014	621,250	593,269	591,865
OZLM VII	June 26, 2014	824,750	796,434	795,973
OZLM VIII	September 9, 2014	622,250	596,239	—
OZLM IX	December 22, 2014	510,208	495,667	—
OZLM XI	March 12, 2015	510,500	490,977	—
OZLM XII	May 28, 2015	565,650	546,435	—
		6,479,908	6,171,409	3,992,910
Other funds	n/a	n/a	396,571	35,000
		$6,479,908	$6,567,980	$4,027,910
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
The $2.5 billion year-over-year increase in assets under management was driven primarily by the launch of four additional CLOs.

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

	Assets Under Management as of June 30,
	2015	2014

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$39,368	$61,881
Och-Ziff Real Estate Fund II	393,876	453,304
Och-Ziff Real Estate Fund III	1,445,391	1,176,671
Other funds	124,917	141,615
	$2,003,552	$1,833,471

	Inception to Date as of June 30, 2015
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$384,603	$767,722	25.1%	15.4%	2.0x	$359,360	$760,491	28.0%	2.1x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	712,495	1,199,285	36.1%	22.9%	1.7x	462,955	844,377	43.7%	1.8x
Och-Ziff Real Estate Fund III(8) (2014-2019)	1,500,000	171,000	175,152	n/m	n/m	n/m	—	—	n/m	n/m
Other funds	232,701	118,283	151,975	n/m	n/m	n/m	—	—	n/m	n/m
	$2,980,290	$1,386,381	$2,294,134				$822,315	$1,604,868

	Unrealized Investments as of June 30, 2015
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$25,243	$7,231	0.3x
Och-Ziff Real Estate Fund II (2011-2014)(7)	249,540	354,908	1.4x
Och-Ziff Real Estate Fund III (2014-2019)(8)	171,000	175,152	n/m
Other funds	118,283	151,975	n/m
	$564,066	$689,266
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of June 30, 2015. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of June 30, 2015.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of June 30, 2015, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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

(7)
These funds have concluded their investment periods, and therefore we expect assets under management for these funds to decrease as investments are sold and the related proceeds are distributed to the investors in these funds.

(8)	This fund recently launched and has only invested a small portion of its committed capital; therefore, IRR and MOIC information is not presented, as it is not meaningful.
The $170.1 million year-over-year increase in assets under management in our real estate funds was driven by additional commitments to Och-Ziff Real Estate Fund III, partially offset by distributions and other reductions related to certain real estate funds, including Och-Ziff Real Estate Funds I and II.
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
Longer-Term Assets Under Management
As of June 30, 2015, approximately 34% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the gross amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues, as we recognize incentive income at the end of the commitment period when amounts are no longer subject to clawback. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	June 30, 2015
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$3,857,901	$96,643
Credit
Opportunistic credit funds	3,862,268	150,924
Institutional Credit Strategies	6,532,775	—
Real estate funds	2,003,552	105,486
Other	283,901	—
	$16,540,397	$353,053

We recognize incentive income on our longer-term assets under management in our multi-strategy funds and open-end opportunistic credit funds at the end of their respective commitment periods, which are generally three to five years. We expect the commitment period with respect to approximately 6% and 17% of the longer-term assets under management in our multi-strategy funds to mature during the third quarter of 2015 and remainder of 2015, respectively. We do not expect the initial commitment periods for a significant amount of longer-term assets under management in our open-end opportunistic credit funds to expire in 2015. Incentive income related to assets under management in our closed-end opportunistic credit funds and our real estate funds is generally recognized at or near the end of the life of each fund. These funds generally begin to make distributions after the conclusion of their respective investment period, as presented in the tables above. However, these investment periods may generally be extended for an additional one to two years.
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate for the second quarter of 2015 was approximately 1.42%. This average rate takes into account the effect of non-fee paying assets under management, as well as our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes.
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
In addition to assets under management subject to one-year commitment periods, approximately $16.5 billion, or 34%, of our assets under management as of June 30, 2015 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and certain other multi-strategy funds, as well as assets in our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs within Institutional Credit Strategies, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.
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
Subsequent to the 2007 Offerings, we have issued Och-Ziff Operating Group D Units to certain executive managing directors. The Och-Ziff Operating Group D Units are not considered equity under GAAP and no equity-based compensation expense is recognized related to these units when they are granted. Distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive income, and are done on a pro rata basis with the Och-Ziff Operating Group A Units (held by our executive managing directors and the Ziffs, until they exchanged their remaining units during the 2014 second quarter) and the Och-Ziff Operating Group B Units (held by our intermediate holding companies). An Och-Ziff Operating Group D Unit converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. Upon the conversion of Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Och-Ziff Operating Group D Units are converted into Och-Ziff Operating Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units.
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
The Registrant and the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level income taxes in the United States and foreign jurisdictions. The amount of incentive income we earn in a given year, the resultant flow of revenues and expenses through our legal entity structure, the effect that changes in our Class A Share price may have on the ultimate deduction we are able to take related to the settlement of RSUs, and any changes in future enacted income tax rates may have a significant impact on our income tax provision and effective income tax rate.
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
Our interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and settlement of RSUs. These increases will be offset upon the conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.
Additionally, we consolidate certain of our credit funds, wherein investors are able to redeem their interests after an initial lock-up period of up to three years. Allocations of earnings to these interests are reflected within net income allocated to redeemable noncontrolling interests in the consolidated statements of comprehensive income.
Results of Operations
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Management fees	$167,486	$164,031	$333,429	$322,801
Incentive income	28,537	10,918	85,647	63,011
Other revenues	508	201	969	647
Income of consolidated Och-Ziff funds	124,868	87,319	234,205	161,490
Total Revenues	$321,399	$262,469	$654,250	$547,949
Total revenues for the quarter-to-date period increased by $58.9 million, primarily due to the following:

•
A $37.5 million increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•	A $17.6 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $14.9 million increase in incentive income from our multi-strategy funds, which driven by an increase of $11.4 million related to fund investor redemptions and an increase of $3.9 million related to longer-term assets under management.

◦
Opportunistic credit funds. A $1.1 million decrease from our opportunistic credit funds, which was driven primarily by a decrease of $3.5 million earned from certain of our closed-end opportunistic credit funds. Partially offsetting this decrease was an increase in incentive income from our open-end opportunistic credit funds.

◦	Real estate funds. A $3.3 million increase due to incentive income recognized during the second quarter of 2015 related to certain real estate funds.

•
A $3.5 million increase in management fees, primarily due to the year-over-year growth in assets under management, as discussed in “Assets Under Management and Fund Performance.” See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” for information regarding our average management fee rate.

Total revenues for the year-to-date period increased by $106.3 million, primarily due to the following:

•
A $72.7 million increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•	A $22.6 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $14.0 million increase in incentive income from our multi-strategy funds, which driven by an increase of $11.4 million related to fund investor redemptions and an increase of $3.9 million related to longer-term assets under management. These increases were partially offset by lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period.

◦
Opportunistic credit funds. A $4.7 million increase from our opportunistic credit funds, which was driven primarily by an increase of $14.9 million in tax distributions on certain longer-term assets under management. Partially offsetting the higher tax distributions was a decrease of $12.6 million earned from certain of our closed-end opportunistic credit funds. The remaining increase was driven by higher incentive income from our open-end opportunistic credit funds.

◦	Real estate funds. A $3.3 million increase due to incentive income recognized during the first half of 2015 related to certain real estate funds.

•
A $10.6 million increase in management fees, primarily due to the year-over-year growth in assets under management, as discussed in “Assets Under Management and Fund Performance.” See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Compensation and benefits	$71,375	$66,694	$141,293	$132,549
Reorganization expenses	4,017	4,021	8,034	8,042
Interest expense	5,405	1,693	10,650	3,359
General, administrative and other	12,013	43,231	61,848	79,143
Expenses of consolidated Och-Ziff funds	78,383	38,456	138,271	77,133
Total Expenses	$171,193	$154,095	$360,096	$300,226

Total expenses for the quarter-to-date period increased by $17.1 million, primarily due to the following:

•
A $39.9 million increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. These expenses, however, may reduce the amount of earnings from the consolidated funds allocated to us through our incentive income allocation as general partner of these funds.

•
A $4.7 million increase in compensation and benefits expenses, driven by a $2.6 million increase in salaries and benefits and a $1.5 million increase in equity based compensation. Our worldwide headcount increased to 612 as of June 30, 2015 compared to 556 as of June 30, 2014.

•	A $3.7 million increase in interest expense, which was driven by the issuance of our Notes in the fourth quarter of 2014.

•
A $31.2 million offsetting decrease in general, administrative and other expenses, driven by a decrease of $48.4 million due to a change in tax receivable agreement liability as a result of updated estimated future income tax savings at the state and local level (see income tax discussion below). This decrease was partially offset by a $13.1 million increase in professional fees primarily driven by increased legal expenses relating to certain regulatory and legal matters.

Total expenses for the year-to-date period increased by $59.9 million, primarily due to the following:

•
A $61.1 million increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. These expenses, however, may reduce the amount of earnings from the consolidated funds allocated to us through our incentive income allocation as general partner of these funds.

•
An $8.7 million increase in compensation and benefits expenses, driven by a $4.8 million increase in salaries and benefits, due to an increase in our headcount globally. In addition, equity based compensation increased $3.2 million, primarily related to the amortization of RSUs, and the allocation to Och-Ziff Operating Group D Units increased $2.0 million. Offsetting the increases was a decrease in bonus expense of $1.2 million.

•	A $7.3 million increase in interest expense, which was driven by the issuance of our Notes in the fourth quarter of 2014.

•
A $17.3 million offsetting decrease in general, administrative and other expenses, driven by a decrease of $44.6 million due to a change in tax receivable agreement liability as a result of updated estimated future income tax savings at the state and local level (see income tax discussion below). This decrease was offset by the following: (i) a $13.2 million increase in professional fees primarily driven by increased legal expenses relating to certain regulatory and legal matters; (ii) a $4.5 million increase related to the settlement of a certain regulatory matter; (iii) a $3.4 million increase in information processing and communication fees; and (iv) a $2.1 million increase in recurring placement and related service fees.

Other Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$72	$390	$189	$5,873
Net gains (losses) of consolidated Och-Ziff funds	(3,399)	65,768	42,486	120,267
Total Other Income (Loss)	$(3,327)	$66,158	$42,675	$126,140
Total other income for the quarter-to-date period decreased by $69.5 million and $83.5 million for the year-to-date period, primarily due to a decrease in net gains of consolidated Och-Ziff funds. Substantially all of these net gains are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds. Also contributing to the year-to-date decrease was a $5.7 million decrease in net gains on investments in Och-Ziff funds and joint ventures driven by the sale of an investment held by a joint venture during the first quarter of 2014.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Income taxes	$82,025	$21,328	$107,185	$54,919
Income tax expense increased by $60.7 million for the quarter-to-date period and by $52.3 million for the year-to-date period, primarily due to higher deferred income tax expense related to an enacted change in tax law that changed the methodology used for local income tax apportionment. As a result, we revalued our deferred income tax assets, which increased our effective income tax rate by 42.5 percentage points and 18.7 percentage points for the three and six months ended June 30, 2015, respectively.
Net Income Allocated to Noncontrolling Interests
The following table presents the components of the net income allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Och-Ziff Operating Group A Units	$50,802	$48,981	$131,734	$122,562
Consolidated Och-Ziff funds	7,105	79,715	59,457	137,956
Other	115	(100)	184	143
Total	$58,022	$128,596	$191,375	$260,661

Redeemable noncontrolling interests	$2,072	$13,892	$7,638	$23,715
Net income allocated to noncontrolling interests for the quarter-to-date period decreased $70.6 million, primarily due to the following:

•
A $72.6 million decrease in the net income allocated to the consolidated Och-Ziff funds primarily driven by the decrease in net gains of consolidated Och-Ziff funds and higher expenses in those funds, partially offset by higher income in the consolidated funds.

•
A $1.8 million offsetting increase in the net income allocated to the Och-Ziff Operating Group A Units driven primarily by higher management fees and incentive income, offset by higher operating expenses at the Och-Ziff Operating Group (i.e., excluding the change in tax receivable agreement liability included within general, administrative and other expenses).

Net income allocated to noncontrolling interests for the year-to-date period decreased $69.3 million, primarily due to the following:

•
A $78.5 million decrease in the net income allocated to the consolidated Och-Ziff funds driven primarily by the decrease in net gains of consolidated Och-Ziff funds and higher expenses in those funds, partially offset by higher income in the consolidated funds.

•
A $9.2 million offsetting increase in the net income allocated to the Och-Ziff Operating Group A Units driven primarily by higher management fees and incentive income, offset by higher operating expenses at the Och-Ziff Operating Group.

Net Income Allocated to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income allocated to Class A Shareholders	$4,760	$10,716	$30,631	$34,568

Net income allocated to Class A Shareholders for the quarter-to-date period decreased by $6.0 million and by $3.9 million for the year-to-date period. The decrease for both the quarter-to-date and year-to-date period was primarily driven by higher income taxes (net of a corresponding reduction in our tax receivable agreement liability) and other operating expenses, partially offset by higher management fees and incentive income.
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
We currently have two operating segments: the Och-Ziff Funds segment and our real estate business. The Och-Ziff Funds segment, which provides asset management services to our multi-strategy funds, dedicated credit funds and other alternative investment vehicles, is currently our only reportable operating segment under GAAP. Our real estate business, which provides asset management services to our real estate funds, is included within Other Operations as it does not meet the threshold of a reportable operating segment under GAAP.

Economic Income Revenues (Non-GAAP)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$162,183	$4,826	$167,009	$157,086	$2,568	$159,654
Incentive income	29,295	2,242	31,537	14,379	—	14,379
Other revenues	499	9	508	194	7	201
Total Economic Income Revenues	$191,977	$7,077	$199,054	$171,659	$2,575	$174,234
Economic Income revenues for the quarter-to-date period increased by $24.8 million, primarily due to the following:

•	A $17.2 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $14.9 million increase in incentive income from our multi-strategy funds, which driven by an increase of $11.4 million related to fund investor redemptions and an increase of $3.9 million related to longer-term assets under management.

◦
Opportunistic credit funds. A $3.8 million decrease from our opportunistic credit funds, which was driven primarily by a decrease of $6.9 million earned from certain of our closed-end opportunistic credit funds. Partially offsetting this decrease was an increase in incentive income from our open-end opportunistic credit funds.

◦
Real estate funds. A $5.5 million increase due to incentive income recognized during the second quarter of 2015 related to certain real estate funds within the Och-Ziff funds segment and Other Operations.

•
A $7.4 million increase in management fees, primarily due to the year-over-year growth in assets under management, as discussed above in “Assets Under Management and Fund Performance.” See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$321,251	$9,601	$330,852	$308,972	$5,242	$314,214
Incentive income	93,065	3,755	96,820	73,387	—	73,387
Other revenues	951	18	969	633	14	647
Total Economic Income Revenues	$415,267	$13,374	$428,641	$382,992	$5,256	$388,248
Economic Income revenues for the year-to-date period increased by $40.4 million, primarily due to the following:

•	A $23.4 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $14.0 million increase in incentive income from our multi-strategy funds, which driven by an increase of $11.4 million related to fund investor redemptions and an increase of $3.9 million related to longer-term assets under management. These increases were partially offset by lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period.

◦
Opportunistic credit funds. A $1.7 million increase from our opportunistic credit funds, which was driven primarily by an increase of $16.4 million in tax distributions on certain longer-term assets under management. Partially offsetting the higher tax distributions was a decrease of $17.8 million earned from certain of our closed-end opportunistic credit funds. The remaining increase was driven by higher incentive income from our open-end opportunistic credit funds.

◦	Real estate funds. A $7.0 million increase due to incentive income recognized during the first half of 2015 related to certain real estate funds within the Och-Ziff funds segment and Other Operations.

•
A $16.6 million increase in management fees, primarily due to the year-over-year growth in assets under management, as discussed above in “Assets Under Management and Fund Performance.” See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

Economic Income Expenses (Non-GAAP)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$31,289	$1,788	$33,077	$28,711	$1,065	$29,776
Non-compensation expenses	50,176	523	50,699	30,139	968	31,107
Total Economic Income Expenses	$81,465	$2,311	$83,776	$58,850	$2,033	$60,883
Economic Income expenses for the quarter-to-date period increased by $22.9 million, primarily due to the following:

•
A $19.6 million increase in non-compensation expenses, primarily driven by a $13.1 million increase in professional fees primarily due to increased legal expenses relating to certain regulatory and legal matters, as well as a $3.7 million increase in interest expense related to the issuance of our Notes in the fourth quarter of 2014. The remaining variance was driven by a combination of various other operating expenses. The ratio of non-compensation expense to management fees was 30% for the second quarter of 2015, compared to 19% for the second quarter of 2014. We expect this ratio to increase to a range of 35% to 37% in the third quarter of 2015 as a result of legal expenses relating to regulatory and legal matters.

•
A $3.3 million increase in compensation and benefits expenses, primarily due to a $2.6 million increase in salaries and benefits driven by an increase in our worldwide headcount. The remaining increase was driven by bonus expense. The ratio of salaries and benefits to management fees was 17% for the second quarter of 2015, compared to 16% for the second quarter of 2014.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$62,071	$4,348	$66,419	$56,835	$2,142	$58,977
Non-compensation expenses	90,029	975	91,004	59,625	330	59,955
Total Economic Income Expenses	$152,100	$5,323	$157,423	$116,460	$2,472	$118,932
Economic Income expenses for the year-to-date period increased by $38.5 million, primarily due to the following:

•
A $31.0 million increase in non-compensation expenses, primarily driven by the following: (i) a 13.2 million increase in professional fees primarily due to increased legal expenses relating to certain regulatory and legal matters; (ii) a $7.3 million increase in interest expense related to the issuance of our Notes in the fourth quarter of 2014; and (iii) a $4.5 increase related to the settlement of a certain regulatory matters. The remaining variance was driven by a combination of various other operating expenses. The ratio of non-compensation expense to management fees was 28% for the first half of 2015, compared to 19% for the first half of 2014. We expect this ratio to increase to a range of 35% to 37% for the third quarter of 2015 as a result of legal expenses relating to regulatory and legal matters.

•
A $7.4 million increase in compensation and benefit expenses due to a $4.8 million increase in salaries and benefits driven by an increase in our worldwide headcount. The remaining increase was driven by bonus expense. The ratio of salaries and benefits to management fees was 17% for the first half of 2015, compared to 16% for the first half of 2014.

Other Economic Income Items (Non-GAAP)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net loss allocated to noncontrolling interests	$1	$—	$1	$—	$—	$—

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains on joint ventures	$—	$—	$—	$4,874	$—	$4,874
Net loss allocated to noncontrolling interests	$(7)	$—	$(7)	$(1)	$—	$(1)
Net gains on joint ventures represent the net gains on joint ventures established to expand certain of our private investments platforms. Net loss allocated to noncontrolling interests represents the amount of loss that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us. The decrease in net gains on joint ventures for the year-to-date period was due to the sale of an investment held by a joint venture in 2014.
Economic Income (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$110,511	$112,809	$263,174	$271,407
Other Operations	4,766	542	8,051	2,784
Total Company	$115,277	$113,351	$271,225	$274,191
Economic Income for the quarter-to-date period increased $1.9 million, driven by higher management fees and incentive income, partially offset by higher operating expenses. Economic Income for the year-to-date period decreased by $3.0 million, primarily due to higher operating expenses and a gain on the sale of an investment held by a joint venture in 2014 that did not reoccur in 2015, offset by higher management fees and incentive income.
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
Revolving Credit Facility
On November 20, 2014, we entered into a $150.0 million, 5-year unsecured revolving credit facility (the “Revolving Credit Facility”), the proceeds of which may be used for working capital and general corporate purposes. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. We are able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. As of June 30, 2015, there were no outstanding borrowings under the facility.
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
Aircraft Loan
On February 14, 2014, we entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to us in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of June 30, 2015, $51.4 million was outstanding under the Aircraft Loan.
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
As of June 30, 2015, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $652.7 million over the next 15 years as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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
Dividends and Distributions
The following table presents the cash dividends declared on our Class A Shares in 2015 and the related cash distributions to our executive managing directors on their Och-Ziff Operating Group A Units and Och-Ziff Operating Group D Units:

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
August 21, 2015	August 14, 2015	$0.14	$58,412
May 22, 2015	May 15, 2015	$0.22	$87,615
February 24, 2015	February 17, 2015	$0.47	$181,714
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
Cash Flows Analysis
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2015 and 2014 was $168.3 million and $643.6 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.

The decrease in net cash provided by operating activities was primarily due to lower incentive income earned in 2014 compared to 2013, partially offset by lower discretionary bonuses in 2014 compared to 2013. The majority of our incentive income is generally collected and the related bonus payments are paid out during the first quarter of the following year.
Investing Activities. Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $31.9 million and $40.7 million, respectively. Investing cash flows in 2015 primarily related to the final installment payment paid upon delivery of our new corporate aircraft in February. The remaining investing-related cash flows relate to other fixed asset purchases, primarily related to leasehold improvements in our New York headquarters. Investing cash flows in 2014 primarily related to installment payments paid towards our new corporate aircraft, as well as investments made in and returned from the Och-Ziff funds. Investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.
Financing Activities. Net cash used in financing activities for the six months ended June 30, 2015 and 2014 was $107.6 million and $456.0 million, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations. Contributions from noncontrolling interests, which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.
We paid dividends to our Class A Shareholders of $121.5 million and $229.5 million and paid distributions to our executive managing directors and the Ziffs on the Och-Ziff Operating Group A Units of $250.6 million and $494.1 million for the six months ended June 30, 2015 and 2014, respectively.
The decrease in net cash used in financing activities was primarily due to lower distributions on the Och-Ziff Operating Group A Units and dividends to Class A Shareholders as a result of the lower incentive income earned in 2014 compared to 2013 as discussed above.
Contractual Obligations
During the six months ended June 30, 2015, we closed additional CLOs resulting in an increase in the notes payable of consolidated CLOs. The table below presents the contractual cash obligation related to our CLOs as of June 30, 2015.

	Remainder of 2015	2016 - 2017	2018 - 2019	2020 - Thereafter	Total

	(dollars in thousands)
Notes payable of consolidated CLO(1)	$—	$—	$—	$6,479,908	$6,479,908
Estimated interest on notes payable of consolidated CLO(2)	71,911	282,145	282,145	838,695	1,474,896
Total Contractual Obligation of Consolidated CLO	$71,911	$282,145	$282,145	$7,318,603	$7,954,804
_______________

(1)	Represents the obligation of our consolidated CLOs, which has no recourse to the Och-Ziff Operating Group.

(2)
Represents the expected future interest payments on the notes payable of our consolidated CLOs, assuming no prepayments will be made and that debt will be outstanding until its final stated maturity date. For notes with variable interest rates, the amounts presented are based on the LIBOR rate in effect as of June 30, 2015.

Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements.
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
As of June 30, 2015, the absolute values of our funds’ invested assets and liabilities (excluding the notes payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 57% within Level I; approximately 21% within Level II; and approximately 22% within Level III. As of December 31, 2014, the absolute values of our funds’ invested assets and liabilities (excluding the notes payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 59% within Level I; approximately 19% within Level II; and approximately 22% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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

As of June 30, 2015, the only assets and liabilities carried at fair value in our consolidated balance sheet were U.S. government obligations held by us (Level I in the fair value hierarchy) and the investment holdings of the consolidated Och-Ziff funds and the related debt obligations of our consolidated CLOs. The majority of these assets and liabilities of the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).
The following table presents our net economic exposure to loss related to these Level III investments (assets and liabilities excluding notes payable of consolidated CLOs):

June 30, 2015
(dollars in thousands)
Level III investments (net) of consolidated Och-Ziff funds	$4,261,581
Less: Level III investments (net) for which we do not bear direct economic exposure to loss	(4,235,954)
Economic Exposure to Loss Related to Level III Investments (net)	$25,627
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
Substantially all of our deferred income tax assets relate to the goodwill and other intangible assets deductible for tax purposes by Och-Ziff Corp that arose in connection with the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings, subsequent exchanges of Och-Ziff Operating Group A Units for Class A Shares and subsequent payments to our executive managing directors and the Ziffs made under the tax receivable agreement, in addition to any related net operating loss carryforward. In accordance with relevant provisions of the Internal Revenue Code, we expect to take these goodwill and other intangible deductions over the 15-year period following the

2007 Offerings, as well as an additional 20-year loss carryforward period available to us in any year a net operating loss is generated as a result. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.
Och-Ziff Corp generated taxable income of $101.9 million for the six months ended June 30, 2015, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.8 billion over the remaining 8-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available to us if a net operating loss is generated, in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported annual net losses on a GAAP basis from 2007 through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these same periods. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.8 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $46.8 billion as of July 1, 2015, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of June 30, 2015, we had $51.8 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $96.0 million of net operating losses available to offset future taxable income for state income tax purposes and $91.5 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of June 30, 2015, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $15.1 million has been established for these credits.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
None of the changes to GAAP that went into effect during the six months ended June 30, 2015 is expected to have an impact on our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
The FASB has issued various Accounting Standards Updates (“ASUs”) that could have an impact on our future trends. For additional details regarding these ASUs, including allowable methods of adoption (e.g., full retrospective or modified retrospective), see Note 2 to our consolidated financial statements included in this report. Below is a summary of the expected impact on our future trends from the adoption of these ASUs.
ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The requirements of ASU 2014-09 were initially effective for us beginning in the first quarter of 2017; however, the FASB in April 2015 approved a deferral of the effective date to the first quarter of 2018. We are currently evaluating the impact, if any, that this update will have on our future trends.
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
Economic Income Reconciliations
Economic Income
The following tables present the reconciliations of Economic Income to our GAAP net income allocated to Class A Shareholders for the periods presented in this MD&A:

	Three Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(12,328)	$17,088	$4,760
Net income allocated to the Och-Ziff Operating Group A Units	50,802	—	50,802
Equity-based compensation	29,269	978	30,247
Income taxes	82,025	—	82,025
Adjustment for incentive income allocations from consolidated funds subject to clawback	(3,066)	(15,739)	(18,805)
Allocations to Och-Ziff Operating Group D Units	5,189	225	5,414
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	2,175	2,175
Reorganization expenses	4,017	—	4,017
Changes in tax receivable agreement liability	(48,401)	—	(48,401)
Depreciation and amortization	2,814	186	3,000
Other adjustments	190	(147)	43
Economic Income—Non-GAAP	$110,511	$4,766	$115,277

	Three Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$12,992	$(2,276)	$10,716
Net income allocated to the Och-Ziff Operating Group A Units	48,981	—	48,981
Equity-based compensation	28,422	317	28,739
Income taxes	21,217	111	21,328
Adjustment for incentive income allocations from consolidated funds subject to clawback	(10,575)	769	(9,806)
Allocations to Och-Ziff Operating Group D Units	4,317	—	4,317
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	2,192	1,671	3,863
Reorganization expenses	4,021	—	4,021
Changes in tax receivable agreement liability	(4)	—	(4)
Depreciation and amortization	1,617	186	1,803
Other adjustments	(371)	(236)	(607)
Economic Income—Non-GAAP	$112,809	$542	$113,351

	Six Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(7,866)	$38,497	$30,631
Net income allocated to the Och-Ziff Operating Group A Units	131,734	—	131,734
Equity-based compensation	57,274	1,769	59,043
Income taxes	107,185	—	107,185
Adjustment for incentive income allocations from consolidated funds subject to clawback	(826)	(36,452)	(37,278)
Allocations to Och-Ziff Operating Group D Units	10,886	563	11,449
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	3,594	3,594
Reorganization expenses	8,034	—	8,034
Changes in tax receivable agreement liability	(48,426)	—	(48,426)
Depreciation and amortization	4,778	371	5,149
Other adjustments	401	(291)	110
Economic Income—Non-GAAP	$263,174	$8,051	$271,225

	Six Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$37,437	$(2,869)	$34,568
Net income allocated to the Och-Ziff Operating Group A Units	122,562	—	122,562
Equity-based compensation	55,552	317	55,869
Income taxes	54,808	111	54,919
Adjustment for incentive income allocations from consolidated funds subject to clawback	(18,219)	96	(18,123)
Allocations to Och-Ziff Operating Group D Units	9,474	—	9,474
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	3,293	4,936	8,229
Reorganization expenses	8,042	—	8,042
Changes in tax receivable agreement liability	(3,819)	—	(3,819)
Depreciation and amortization	3,260	371	3,631
Other adjustments	(983)	(178)	(1,161)
Economic Income—Non-GAAP	$271,407	$2,784	$274,191
Economic Income Revenues
The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$162,660	$4,826	$167,486	$161,463	$2,568	$164,031
Adjustment to management fees(1)	(477)	—	(477)	(4,377)	—	(4,377)
Management Fees—Economic Income Basis—Non-GAAP	162,183	4,826	167,009	157,086	2,568	159,654

Incentive income—GAAP	28,537	—	28,537	10,918	—	10,918
Adjustment to incentive income(2)	758	2,242	3,000	3,461	—	3,461
Incentive Income—Economic Income Basis—Non-GAAP	29,295	2,242	31,537	14,379	—	14,379
Other revenues	499	9	508	194	7	201
Total Revenues—Economic Income Basis—Non-GAAP	$191,977	$7,077	$199,054	$171,659	$2,575	$174,234

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$323,828	$9,601	$333,429	$317,559	$5,242	$322,801
Adjustment to management fees(1)	(2,577)	—	(2,577)	(8,587)	—	(8,587)
Management Fees—Economic Income Basis—Non-GAAP	321,251	9,601	330,852	308,972	5,242	314,214

Incentive income—GAAP	85,647	—	85,647	63,011	—	63,011
Adjustment to incentive income(2)	7,418	3,755	11,173	10,376	—	10,376
Incentive Income—Economic Income Basis—Non-GAAP	93,065	3,755	96,820	73,387	—	73,387
Other revenues	951	18	969	633	14	647
Total Revenues—Economic Income Basis—Non-GAAP	$415,267	$13,374	$428,641	$382,992	$5,256	$388,248
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
Economic Income Expenses
The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$66,209	$5,166	$71,375	$63,640	$3,054	$66,694
Adjustment to compensation and benefits(1)	(34,920)	(3,378)	(38,298)	(34,929)	(1,989)	(36,918)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$31,289	$1,788	$33,077	$28,711	$1,065	$29,776

Interest expense and general, administrative and other expenses—GAAP	$16,712	$706	$17,418	$43,770	$1,154	$44,924
Adjustment to interest expense and general, administrative and other expenses(2)	33,464	(183)	33,281	(13,631)	(186)	(13,817)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$50,176	$523	$50,699	$30,139	$968	$31,107

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$131,019	$10,274	$141,293	$125,153	$7,396	$132,549
Adjustment to compensation and benefits(1)	(68,948)	(5,926)	(74,874)	(68,318)	(5,254)	(73,572)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$62,071	$4,348	$66,419	$56,835	$2,142	$58,977

Interest expense and general, administrative and other expenses—GAAP	$71,151	$1,347	$72,498	$81,801	$701	$82,502
Adjustment to interest expense and general, administrative and other expenses(2)	18,878	(372)	18,506	(22,176)	(371)	(22,547)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$90,029	$975	$91,004	$59,625	$330	$59,955
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

Other Economic Income Items
The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$70	$2	$72	$390	$—	$390
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(70)	(2)	(72)	(390)	—	(390)
Net Gains on Joint Ventures—GAAP	$—	$—	$—	$—	$—	$—

Net income allocated to noncontrolling interests—GAAP	$22,112	$35,910	$58,022	$95,303	$33,293	$128,596
Adjustment to net income allocated to noncontrolling interests(2)	(22,111)	(35,910)	(58,021)	(95,303)	(33,293)	(128,596)
Net Income Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$1	$—	$1	$—	$—	$—

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$187	$2	$189	$5,873	$—	$5,873
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(187)	(2)	(189)	(999)	—	(999)
Net Gains on Joint Ventures—GAAP	$—	$—	$—	$4,874	$—	$4,874

Net income allocated to noncontrolling interests—GAAP	$148,601	$42,774	$191,375	$191,532	$69,129	$260,661
Adjustment to net income allocated to noncontrolling interests(2)	(148,608)	(42,774)	(191,382)	(191,533)	(69,129)	(260,662)
Net Loss Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(7)	$—	$(7)	$(1)	$—	$(1)
_______________

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains to be reflective of our operating performance.

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

Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of June 30, 2015 and December 31, 2014, would have resulted in a change of approximately $3.9 billion and $4.0 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of July 1, 2015 (the date management fees are calculated for the third quarter of 2015) would impact management fees charged on that day by approximately $13.5 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2015, would have impacted management fees charged on that day by approximately $13.6 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of June 30, 2015 and December 31, 2014, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income allocated to Class A Shareholders or Economic Income.
Interest Rate Risk
Our Notes and Aircraft Loan are fixed-rate borrowings. Future borrowings (if any) under our Revolving Credit Facility will bear interest at rates indexed to LIBOR. There are currently no borrowings outstanding under our Revolving Credit Facility. We estimate that as of June 30, 2015 and December 31, 2014, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net income allocated to Class A Shareholders or Economic Income.
Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly indexed to LIBOR, were to increase by 10% over LIBOR as of June 30, 2015 and December 31, 2014, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2015.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Part II—Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” “Part II—Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus in the United States could result in additional burdens on our business” and “Part II—Item 1A. Risk Factors—Risks Related to Our Business—Recent regulatory changes in jurisdictions outside the United States could adversely affect our business” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. See Note 14 to our consolidated financial statements included in this Form 10-Q for additional information.
Item 1A. Risk Factors
There have been no material changes from the risk factors presented in “Part II — Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

Dated: August 5, 2015

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer and Executive Managing Director