Form 10-Q
period 2015-09-30
Och-Ziff Capital Management Group LLC
filed 2015-11-03
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
Commission File Number 001-33805

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0354783
(State of Incorporation)	(I.R.S. Employer Identification Number)

9 West 57th Street, New York, New York 10019
(Address of Principal Executive Offices)
Registrant’s telephone number: (212) 790-0000

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of October 30, 2015, there were 177,489,226 Class A Shares and 297,317,400 Class B Shares outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2015	December 31, 2014

	(dollars in thousands)
Assets
Cash and cash equivalents	$311,345	$250,603
Income and fees receivable	51,977	440,327
Due from related parties	7,734	4,963
Deferred income tax assets	730,372	835,385
Other assets, net (includes assets measured at fair value of $37,000 and $36,969 as of September 30, 2015 and December 31, 2014, respectively)	200,322	212,428
Assets of consolidated Och-Ziff funds:
Investments, at fair value	8,908,111	7,456,134
Other assets of Och-Ziff funds	284,242	103,046
Total Assets	$10,494,103	$9,302,886

Liabilities and Shareholders' Equity
Liabilities
Due to related parties	$654,846	$702,905
Debt obligations	449,655	447,887
Compensation payable	34,721	238,489
Other liabilities	82,065	95,747
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	6,704,556	5,227,411
Securities sold under agreements to repurchase	230,550	302,266
Other liabilities of Och-Ziff funds	52,119	50,333
Total Liabilities	8,208,512	7,065,038

Commitments and Contingencies (Note 14)

Redeemable Noncontrolling Interests (Note 3)	857,609	545,771

Shareholders' Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 177,310,768 and 175,946,555 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 301,874,006 and 301,884,116 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Paid-in capital	3,040,247	3,004,881
Appropriated retained deficit	(19,466)	(31,336)
Accumulated deficit	(3,366,471)	(3,264,304)
Shareholders' deficit attributable to Class A Shareholders	(345,690)	(290,759)
Shareholders' equity attributable to noncontrolling interests	1,773,672	1,982,836
Total Shareholders' Equity	1,427,982	1,692,077
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$10,494,103	$9,302,886
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(dollars in thousands)
Revenues
Management fees	$162,778	$171,906	$496,207	$494,707
Incentive income	35,615	28,011	121,262	91,022
Other revenues	579	284	1,548	931
Income of consolidated Och-Ziff funds	126,931	106,484	361,136	267,974
Total Revenues	325,903	306,685	980,153	854,634

Expenses
Compensation and benefits	70,602	74,115	211,895	206,664
Reorganization expenses	4,018	4,023	12,052	12,065
Interest expense	5,383	1,688	16,033	5,047
General, administrative and other	65,484	23,160	127,332	102,303
Expenses of consolidated Och-Ziff funds	82,576	50,082	220,847	127,215
Total Expenses	228,063	153,068	588,159	453,294

Other Income (Loss)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	(146)	76	43	5,949
Net gains (losses) of consolidated Och-Ziff funds	(20,627)	(4,769)	21,859	115,498
Total Other Income (Loss)	(20,773)	(4,693)	21,902	121,447

Income Before Income Taxes	77,067	148,924	413,896	522,787
Income taxes	12,422	36,110	119,607	91,029
Consolidated and Comprehensive Net Income	$64,645	$112,814	$294,289	$431,758

Allocation of Consolidated and Comprehensive Net Income
Class A Shareholders	$17,417	$23,202	$48,048	$57,770
Noncontrolling interests	78,971	83,235	270,346	343,896
Redeemable noncontrolling interests	(31,743)	6,377	(24,105)	30,092
	$64,645	$112,814	$294,289	$431,758

Earnings Per Class A Share
Basic	$0.10	$0.13	$0.27	$0.33
Diluted	$0.06	$0.09	$0.26	$0.32

Weighted-Average Class A Shares Outstanding
Basic	177,805,122	172,959,765	177,711,669	172,541,709
Diluted	484,171,524	481,078,788	181,517,750	479,936,636

Dividends Paid per Class A Share	$0.14	$0.17	$0.83	$1.52
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Deficit	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity

			(dollars in thousands)
As of December 31, 2014	175,946,555	301,884,116	$3,004,881	$(31,336)	$(3,264,304)	$(290,759)	$1,982,836	$1,692,077
Capital contributions	—	—	—	—	—	—	241,815	241,815
Capital distributions	—	—	—	—	—	—	(741,565)	(741,565)
Cash dividends declared on Class A Shares	—	—	—	—	(146,346)	(146,346)	—	(146,346)
Dividend equivalents on Class A restricted share units	—	—	3,869	—	(3,869)	—	—	—
Equity-based compensation	1,364,213	(10,110)	27,056	—	—	27,056	46,272	73,328
Impact of changes in Och-Ziff Operating Group ownership (See Note 3)	—	—	(12)	—	—	(12)	12	—
Initial consolidation of CLOs	—	—	—	(21,773)	—	(21,773)	—	(21,773)
Allocation of income of consolidated CLOs	—	—	—	33,643	—	33,643	(33,643)	—
Impact of amortization of Reorganization charges on capital	—	—	4,453	—	—	4,453	7,599	12,052
Comprehensive net income, excluding amounts allocated to redeemable noncontrolling interests	—	—	—	—	48,048	48,048	270,346	318,394
As of September 30, 2015	177,310,768	301,874,006	$3,040,247	$(19,466)	$(3,366,471)	$(345,690)	$1,773,672	$1,427,982
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2015	2014

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income	$294,289	$431,758
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Reorganization expenses	12,052	12,065
Amortization of equity-based compensation	86,590	84,597
Depreciation and amortization	8,135	5,238
Deferred income taxes	105,263	67,779
Operating cash flows due to changes in:
Income and fees receivable	388,350	909,840
Due from related parties	(2,771)	905
Other assets, net	37,211	(24,357)
Due to related parties	(48,059)	(24,646)
Compensation payable	(211,617)	(278,958)
Other liabilities	(9,514)	30,272
Consolidated Och-Ziff funds related items:
Net gains of consolidated Och-Ziff funds	(21,859)	(115,498)
Purchases of investments	(3,273,867)	(3,842,599)
Proceeds from sale of investments	3,241,032	3,400,438
Other assets of consolidated Och-Ziff funds	(119,007)	133,664
Securities sold under agreements to repurchase	(71,716)	20,238
Other liabilities of consolidated Och-Ziff funds	(2,313)	5,058
Net Cash Provided by Operating Activities	412,199	815,794

Cash Flows from Investing Activities
Purchases of fixed assets	(36,118)	(67,097)
Investment in Och-Ziff funds	(2,777)	(15,389)
Return of investment in Och-Ziff funds	296	15,902
Other, net	—	4,036
Net Cash Used in Investing Activities	(38,599)	(62,548)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED — (continued)

	Nine Months Ended September 30,
	2015	2014

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	580,080	485,519
Distributions to noncontrolling and redeemable noncontrolling interests	(743,887)	(842,003)
Dividends on Class A Shares	(146,346)	(258,696)
Proceeds from debt obligations	3,606	48,662
Other, net	(6,311)	(9,506)
Net Cash Used in Financing Activities	(312,858)	(576,024)
Net Change in Cash and Cash Equivalents	60,742	177,222
Cash and Cash Equivalents, Beginning of Period	250,603	189,974
Cash and Cash Equivalents, End of Period	$311,345	$367,196

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$10,019	$5,067
Income taxes	$17,003	$18,400
Non-cash transactions:
Assets related to the initial consolidation of CLOs	$1,551,028	$2,013,309
Liabilities related to the initial consolidation of CLOs	$1,572,801	$2,043,888
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

1. OVERVIEW
Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai, Beijing, Dubai, Shanghai and Houston. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company's asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”) and other customized solutions for clients.
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
SEPTEMBER 30, 2015

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
None of the other changes to GAAP that went into effect in the nine months ended September 30, 2015 has had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific revenue recognition guidance throughout the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The requirements of ASU 2014-09 are effective for the Company beginning in the first quarter of 2018. Entities are permitted to apply the guidance in ASU 2014-09 using one of the following methods: (1) full retrospective application to each prior period presented, or (2) modified retrospective application with a cumulative effect adjustment to opening retained earnings in the annual reporting period that includes that date of initial application. The Company is currently evaluating the impact, if any, that this update will have on its consolidated financial statements.
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
SEPTEMBER 30, 2015

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
ASU 2015-03, Simplifying the Presentation of Debt Issuance costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The requirements of ASU 2015-03 are effective for the Company beginning in first quarter of 2016, with early adoption permitted. The impact on the Company will be limited to a reclassification of debt issuance costs from other assets to debt obligations in the Company’s consolidated balance sheet. As of September 30, 2015, the amount of debt issuance costs within the scope of ASU 2015-03 and currently presented within other assets, net was $4.9 million.
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
The following table presents the components of the net income allocated to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(dollars in thousands)
Och-Ziff Operating Group A Units	$43,505	$57,946	$175,239	$180,508
Consolidated Och-Ziff funds	35,266	25,124	94,723	163,080
Other	200	165	384	308
	$78,971	$83,235	$270,346	$343,896

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	September 30, 2015	December 31, 2014

	(dollars in thousands)
Och-Ziff Operating Group A Units	$503,642	$579,417
Consolidated Och-Ziff funds	1,267,906	1,401,495
Other	2,124	1,924
	$1,773,672	$1,982,836
The following table presents the activity in redeemable noncontrolling interests as presented in the consolidated balance sheets:

Nine Months Ended September 30, 2015

(dollars in thousands)
Beginning balance	$545,771
Capital contributions	338,265
Capital distributions	(2,322)
Comprehensive loss	(24,105)
Ending Balance	$857,609
Och-Ziff Operating Group Ownership
The Company’s interest in the Och-Ziff Operating Group increased to 37.0% as of September 30, 2015, from 36.8% as of December 31, 2014. Changes in the Company’s interest in the Och-Ziff Operating Group are generally driven by the following: (i) the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan, primarily related to the settlement of Class A restricted share units (“RSUs”); (iii) the forfeiture of Och-Ziff Operating Group A Units and related Class B Shares by a departing executive managing director; and (iv) the repurchase of Class A Shares and Och-Ziff Operating Group A Units. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and settlement of RSUs. These increases will be offset upon any conversion by an executive managing director of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director.
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
SEPTEMBER 30, 2015

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

•
Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. The types of assets and liabilities that would generally be included in this category include real estate investments, equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, certain OTC derivatives, residential and commercial mortgage-backed securities, asset-backed securities, collateralized debt obligations, as well as the notes and loans payable of consolidated CLOs.

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s assets and liabilities (excluding the assets and liabilities of the consolidated funds) measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2015 and December 31, 2014:

	Fair Value
	September 30, 2015	December 31, 2014	Fair Value Hierarchy

	(dollars in thousands)
United States government obligations	$37,000	$36,969	Level 1
Financial Assets, at Fair Value, Included Within Other Assets, Net	$37,000	$36,969

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

Consolidated Funds
The assets and liabilities presented in the tables below belong to the investors in the consolidated funds. The Company has a minimal, if any, investment in these funds.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2015:

	As of September 30, 2015
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total

	(dollars in thousands)
Bank debt	$—	$4,514,934	$2,017,546	$—	$6,532,480
Real estate investments	—	—	697,473	—	697,473
Investments in affiliated credit funds	—	—	887,624	—	887,624
Residential mortgage-backed securities	—	—	384,841	—	384,841
Collateralized debt obligations	—	—	111,061	—	111,061
Energy and natural resources limited partnerships	—	—	147,300	—	147,300
Commercial real estate debt	—	—	17,983	—	17,983
Corporate bonds	—	72,346	1	—	72,347
United States government obligations	15,117	—	—	—	15,117
Asset-backed securities	—	—	25,642	—	25,642
Commercial mortgage-backed securities	—	—	13,601	—	13,601
Other investments	—	674	2,017	(49)	2,642
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$15,117	$4,587,954	$4,305,089	$(49)	$8,908,111

Senior secured notes and loans payable of consolidated CLOs	$—	$—	$6,228,306	$—	$6,228,306
Subordinated notes payable of consolidated CLOs	—	—	476,250	—	476,250
Notes and loans payable of consolidated CLOs, at fair value	—	—	6,704,556	—	6,704,556
Other liabilities, included within other liabilities of Och-Ziff funds	9,559	—	49	(49)	9,559
Financial Liabilities, at Fair Value	$9,559	$—	$6,704,605	$(49)	$6,714,115

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2014:

	As of December 31, 2014
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total

	(dollars in thousands)
Bank debt	$—	$3,022,441	$2,224,032	$—	$5,246,473
Real estate investments	—	—	645,916	—	645,916
Investments in affiliated credit funds	—	—	628,913	—	628,913
Residential mortgage-backed securities	—	—	462,927	—	462,927
Collateralized debt obligations	—	—	173,746	—	173,746
Energy and natural resources limited partnerships	—	—	154,782	—	154,782
Commercial real estate debt	—	—	29,815	—	29,815
Corporate bonds	—	70,398	656	—	71,054
United States government obligations	15,000	—	—	—	15,000
Asset-backed securities	—	—	21,368	—	21,368
Commercial mortgage-backed securities	—	—	3,287	—	3,287
Other investments	2	705	2,151	(5)	2,853
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$15,002	$3,093,544	$4,347,593	$(5)	$7,456,134

Senior secured notes and loans payable of consolidated CLOs	$—	$—	$4,784,134	$—	$4,784,134
Subordinated notes payable of consolidated CLOs	—	—	443,277	—	443,277
Notes and loans payable of consolidated CLOs, at fair value	—	—	5,227,411	—	5,227,411
Other liabilities, included within other liabilities of Och-Ziff funds	5,716	—	7	(5)	5,718
Financial Liabilities, at Fair Value	$5,716	$—	$5,227,418	$(5)	$5,233,129

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Amounts related to the initial consolidation of the Company’s CLOs are included within investment purchases in the tables below.
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the three months ended September 30, 2015:

	June 30, 2015	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	September 30, 2015

	(dollars in thousands)
Bank debt	$1,802,755	$585,086	$(302,180)	$249,177	$(273,840)	$—	$(43,452)	$2,017,546
Real estate investments	737,478	—	—	46,425	(109,908)	—	23,478	697,473
Investments in affiliated credit funds	932,257	—	—	15,659	(32,700)	—	(27,592)	887,624
Residential mortgage-backed securities	414,331	—	—	6,433	(25,643)	—	(10,280)	384,841
Collateralized debt obligations	119,162	—	—	54	(10,187)	—	2,032	111,061
Energy and natural resources limited partnerships	168,374	—	—	560	—	—	(21,634)	147,300
Commercial real estate debt	61,267	—	—	—	(45,686)	—	2,402	17,983
Corporate bonds	14	—	—	—	—	—	(13)	1
Asset-backed securities	23,259	—	—	2,320	(878)	—	941	25,642
Commercial mortgage-backed securities	679	—	—	13,599	(761)	—	84	13,601
Other investments (including derivatives, net)	2,005	—	—	—	—	(298)	261	1,968
	$4,261,581	$585,086	$(302,180)	$334,227	$(499,603)	$(298)	$(73,773)	$4,305,040

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the three months ended September 30, 2014:

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
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the nine months ended September 30, 2015:

	December 31, 2014	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	September 30, 2015

	(dollars in thousands)
Bank debt	$2,224,032	$395,995	$(642,790)	$1,000,120	$(937,128)	$—	$(22,683)	$2,017,546
Real estate investments	645,916	—	—	184,535	(207,955)	—	74,977	697,473
Investments in affiliated credit funds	628,913	—	—	389,736	(118,312)	—	(12,713)	887,624
Residential mortgage-backed securities	462,927	—	—	33,048	(98,020)	—	(13,114)	384,841
Collateralized debt obligations	173,746	—	—	7,478	(84,103)	—	13,940	111,061
Energy and natural resources limited partnerships	154,782	—	—	18,430	(3,467)	—	(22,445)	147,300
Commercial real estate debt	29,815	—	—	33,891	(48,849)	—	3,126	17,983
Corporate bonds	656	—	—	147	(521)	—	(281)	1
Asset-backed securities	21,368	—	—	6,141	(2,844)	—	977	25,642
Commercial mortgage-backed securities	3,287	—	—	13,598	(3,665)	—	381	13,601
Other investments (including derivatives, net)	2,144	—	—	—	(233)	(668)	725	1,968
	$4,347,586	$395,995	$(642,790)	$1,687,124	$(1,505,097)	$(668)	$22,890	$4,305,040

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the nine months ended September 30, 2014:

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) held as of the reporting date. These gains and losses are included within net gains (losses) of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(dollars in thousands)
Bank debt	$(42,491)	$(16,773)	$(27,838)	$(13,882)
Real estate investments	(4,892)	6,424	25,920	29,868
Investments in affiliated credit funds	(36,263)	(15,360)	(69,965)	(10,724)
Residential mortgage-backed securities	(14,072)	831	(20,252)	22,686
Collateralized debt obligations	(2,239)	904	(1,194)	6,751
Energy and natural resources limited partnerships	(21,634)	(2,992)	(22,445)	5,556
Commercial real estate debt	(99)	1,318	623	3,481
Corporate bonds	(13)	(199)	(252)	(219)
Asset-backed securities	993	1,211	1,187	(1,069)
Commercial mortgage-backed securities	(34)	(109)	(337)	(112)
Other investments (including derivatives, net)	(46)	(267)	47	295
	$(120,790)	$(25,012)	$(114,506)	$42,631
 The tables below summarize the changes in the notes and loans payable of consolidated CLOs for the three and nine months ended September 30, 2015 and 2014. For the three months ended September 30, 2015 and 2014, the Company recorded net unrealized gains of $130.1 million and $20.6 million, respectively, for notes and loans payable of consolidated CLOs still outstanding as of the reporting date, and $93.5 million and $17.7 million, respectively, for the nine months ended September 30, 2015 and 2014. Amounts related to the initial consolidation of the Company’s CLOs are included within issuances in the tables below.

	June 30, 2015	Issuances	Settlements	Net Gains of Consolidated Och-Ziff Funds	September 30, 2015

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$5,827,658	$924,526	$(459,000)	$(64,878)	$6,228,306
Subordinated notes payable of consolidated CLOs	500,423	40,999	—	(65,172)	476,250
	$6,328,081	$965,525	$(459,000)	$(130,050)	$6,704,556

	June 30, 2014	Issuances	Settlements	Net Gains of Consolidated Och-Ziff Funds	September 30, 2014

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$3,818,203	$555,002	$—	$(13,325)	$4,359,880
Subordinated notes payable of consolidated CLOs	374,903	57,038	—	(7,311)	424,630
	$4,193,106	$612,040	$—	$(20,636)	$4,784,510

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

	December 31, 2014	Issuances	Settlements	Net (Gains) Losses of Consolidated Och-Ziff Funds	September 30, 2015

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$4,784,134	$1,900,069	$(459,000)	$3,103	$6,228,306
Subordinated notes payable of consolidated CLOs	443,277	127,633	—	(94,660)	476,250
	$5,227,411	$2,027,702	$(459,000)	$(91,557)	$6,704,556

	December 31, 2013	Issuances	Settlements	Net Gains of Consolidated Och-Ziff Funds	September 30, 2014

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$2,508,338	$1,861,182	$—	$(9,640)	$4,359,880
Subordinated notes payable of consolidated CLOs	255,639	177,052	—	(8,061)	424,630
	$2,763,977	$2,038,234	$—	$(17,701)	$4,784,510
Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III
Bank Debt; Residential and Commercial Mortgage-Backed Securities; Collateralized Debt Obligations; Commercial Real Estate Debt; Corporate Bonds; Asset-Backed Securities; Notes and Loans Payable of Consolidated CLOs
The fair value of investments in bank debt, residential and commercial mortgage-backed securities, collateralized debt obligations, commercial real estate debt, corporate bonds, asset-backed securities, and notes and loans payable of consolidated CLOs that do not have readily ascertainable fair values is generally determined using broker quotes or independent pricing services. For month-end valuations, the Company generally receives one to four broker quotes for each security, depending on the type of security being valued. These broker quotes are generally non-binding or indicative in nature. The Company verifies that these broker quotes are reflective of fair value as defined in GAAP generally through procedures such as comparison to independent pricing services, back testing procedures, review of stale pricing reports and performance of other due diligence procedures as may be deemed necessary. Historically, the Company has only adjusted a small number of broker quotes when used in determining final valuations for securities as a result of these procedures.
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
The significant unobservable inputs used in the fair value measurement of the Company’s bank debt, residential and commercial mortgage-backed securities, commercial real estate debt, corporate bonds and asset-backed securities that are not valued using broker quotes or independent pricing services are discount rates and yields. Significant increases (decreases) in the discount rates and yields in isolation would be expected to result in a significantly lower (higher) fair value measurement.
Real Estate Investments
Real estate investments are generally structured as equity, preferred equity, mezzanine debt, and participating debt in entities domiciled primarily in the United States and include investments in lodging, gaming, multifamily properties, retail,

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

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
The fair value for certain energy and natural resources limited partnership investments is based on the net asset value of the underlying fund. This amount represents a certain consolidated fund’s investment into another fund managed by the Company. The investee invests primarily in energy and natural resource investments. The fund may not redeem its investment into the investee prior to liquidation. The fund will receive distributions from the investee as investments are sold, the timing of which cannot be estimated. The consolidated fund has $43.3 million of unfunded commitments that will be funded by capital contributions from investors in the fund, as the Company is not an investor in the fund.
The significant unobservable inputs used in the fair value measurement of the Company’s energy and natural resources limited partnerships that are not measured using net asset value are discount rates, EBITDA multiples, price per acre, price per square foot, production multiples and illiquidity dicount. Significant increases (decreases) in the discount rates in isolation would be expected to result in a lower (higher) fair value measurement. Significant increases (decreases) in the EBITDA multiples, price

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

per acre, price per square foot and production multiples in isolation would be expected to result in a significantly higher (lower) fair value measurement.
Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III
The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of September 30, 2015.

Type of Investment or Liability	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Bank debt	$1,967,458	Independent pricing services	n/a
	49,634	Yield analysis	Yield	13% to 18% (14%)
	454	Broker quotes	n/a
Real estate investments	$697,473	Discounted cash flow	Discount rate	5% to 30% (19%)
			Cash flow growth rate	-48% to 29% (0%)
			Capitalization rate	6% to 12% (8%)
			Price per square foot	$50.30 to $187.00 ($152.53)
			Absorption rate per year	1% to 24% (9%)
			Exit multiple	5.9x
Investments in affiliated credit funds	$887,624	Net asset value	n/a
Residential mortgage-backed securities	$384,841	Broker quotes	n/a

Collateralized debt obligations	$111,061	Broker quotes	n/a
Energy and natural resources limited partnerships	$75,351	Net asset value	n/a
	45,830	Scenario analysis	Discount rate	10% to 25% (19%)
			EBITDA multiple	4.4x to 6.0x (5.2x)
			Price per acre	$1,750
			Production multiple (price per thousand cubic feet equivalent per day)	$6,750 to $9,167 ($7,679)
	20,090	Sum of the parts	Discount rate	15%
			Price per square foot	$437
	3,466	Discounted cash flow	Discount rate	15%
	2,563	Last transaction price	Illiquidity discount	2%
Commercial real estate debt	$7,055	Yield analysis	Yield	13% to 18% (16%)
	10,928	Discounted cash flow	Discount rate	15%
Corporate bonds	1	Broker quotes	n/a
Asset-backed securities	$24,108	Broker quotes	n/a
	1,534	Discounted cash flow	Discount rate	13%
Commercial mortgaged-backed securities	$13,601	Broker quotes	n/a
Senior secured notes and loans payable of consolidated CLOs	$6,228,306	Broker quotes	n/a
Subordinated notes payable of consolidated CLOs	$476,250	Broker quotes	n/a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of December 31, 2014.

Type of Investment or Liability	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Bank debt	$2,165,152	Independent pricing services	n/a
	52,107	Yield analysis	Yield	11% to 15% (12%)
	6,773	Broker quotes	n/a
Real estate investments	$638,896	Discounted cash flow	Discount rate	10% to 30% (20%)
			Cash flow growth rate	-48% to 39% (1%)
			Capitalization rate	5% to 13% (8%)
			Price per square foot	$55.22 to $400.00 ($151.33)
			Absorption rate per year	1% to 58% (13%)
			Exit multiple	6.4x
	7,020	Broker quotes	n/a
Investments in affiliated credit funds	$628,913	Net asset value	n/a
Residential mortgage-backed securities	$456,815	Broker quotes	n/a
	6,112	Discounted cash flow	Discount rate	20%
			Credit spread	1225 bps
Collateralized debt obligations	$173,746	Broker quotes	n/a
Energy and natural resources limited partnerships	$88,873	Net asset value	n/a
	40,350	Scenario analysis	Discount rate	10% to 25% (18%)
			EBITDA multiple	5.0x to 6.3x (5.6x)
			Price per acre	$1,750
			Production multiple (price per thousand cubic feet equivalent per day)	$6,500 to $10,000 ($8,252)
	20,925	Sum of the parts	Discount rate	15%
			Price per acre	$425
	4,632	Discounted cash flow	Discount rate	15%
	2	Broker quotes	n/a
Commercial real estate debt	$29,815	Yield analysis	Yield	13% to 18% (14%)
Corporate bonds	$403	Yield analysis	Yield	13%
	253	Broker quotes	n/a
Asset-backed securities	$18,775	Broker quotes	n/a
	2,593	Discounted cash flow	Discount rate	12%
Commercial mortgaged-backed securities	$3,287	Broker quotes	n/a
Senior secured notes and loans payable of consolidated CLOs	$4,784,134	Broker quotes	n/a
Subordinated notes payable of consolidated CLOs	$443,277	Broker quotes	n/a
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
SEPTEMBER 30, 2015

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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, primarily its Notes and Aircraft Loan (as defined in Note 9), approximated their fair values as of September 30, 2015. The Notes are categorized as Level II and the Aircraft Loan is categorized as Level III within the fair value hierarchy.
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
SEPTEMBER 30, 2015

The table below presents the repurchase agreements that are set off, if any, as well as securities transferred to counterparties related to those repurchase agreements (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements.

Securities Sold Under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of September 30, 2015	$230,550	$—	$230,550	$230,550	$—
As of December 31, 2014	$302,266	$—	$302,266	$302,266	$—
The table below presents the remaining contractual maturity of the repurchase agreements by class of collateral pledged.

	As of September 30, 2015
Securities Sold Under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
Collateralized debt obligations	$—	$12,397	$—	$21,014	$33,411
Residential mortgage-backed securities	—	182,026	11,979	920	194,925
United States government obligations	1,791	423	—	—	2,214
Total	$1,791	$194,846	$11,979	$21,934	$230,550
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
SEPTEMBER 30, 2015

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
The following table presents the assets and liabilities of CLOs and other funds, such as certain of the Company’s real estate and credit funds, that are VIEs and consolidated by the Company:

	September 30, 2015		December 31, 2014
	CLOs	Other Funds	CLOs	Other Funds

	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$6,479,763	$1,270,679	$5,190,994	$944,997
Other assets of Och-Ziff funds	245,038	15,185	45,166	14,041
Total Assets	$6,724,801	$1,285,864	$5,236,160	$959,038
Liabilities
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	$6,704,556	$—	$5,227,411	$—
Securities sold under agreements to repurchase	—	3,767	—	7,646
Other liabilities of Och-Ziff funds	32,848	4,405	33,813	9,146
Total Liabilities	$6,737,404	$8,172	$5,261,224	$16,792
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
The Company’s involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods, as well as the loss of investments in these entities, if any. The net assets of these VIEs were $32.5 billion and $37.1 billion as of September 30, 2015 and December 31, 2014, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from these entities, as well as investments in these entities, if any. As of September 30, 2015 and December 31, 2014, the only assets arising from these variable interests related to income and fees receivable of $37.1 million and $271.0 million, respectively. The Company has not recorded any liabilities with respect to VIEs that are not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

7. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2015	December 31, 2014

	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$85,740	$22,600
Leasehold improvements	49,151	40,084
Computer hardware and software	30,905	27,079
Furniture, fixtures and equipment	8,701	6,533
Accumulated depreciation and amortization	(59,091)	(56,736)
Fixed assets, net	115,406	39,560
United States government obligations, at fair value	37,000	36,969
Goodwill	22,691	22,691
Prepaid expenses	8,152	20,435
Receivables	1,372	25,867
Deposit on new corporate aircraft	—	52,662
Other(1)	15,701	14,244
Total Other Assets, Net	$200,322	$212,428
_______________

(1)	Includes investments in Och-Ziff funds of $6.1 million and $3.6 million as of September 30, 2015 and December 31, 2014, respectively.
In February 2015, the Company received delivery of its corporate aircraft. Amounts previously reported within deposit on new aircraft were transferred to corporate aircraft in the table above.
8. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2015	December 31, 2014

	(dollars in thousands)
Accrued expenses	$47,945	$63,983
Deferred rent credit	18,165	18,219
Other	15,955	13,545
Total Other Liabilities	$82,065	$95,747
9. DEBT OBLIGATIONS
As of September 30, 2015, the Company's outstanding indebtedness was primarily comprised of Senior Notes (the “Notes”) and a secured term loan to finance the purchase of a new corporate aircraft (the “Aircraft Loan”), as well as notes and loans payable of the consolidated CLOs. During the nine months ended September 30, 2015, the Company took a final draw down on the Aircraft Loan and recorded additional notes and loans payable of the newly consolidated CLOs. There have been no other material changes to the Company’s debt obligations as reported in the Annual Report.
Aircraft Loan
On February 14, 2014, the Company entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to the Company in February 2015. The Aircraft Loan is guaranteed by OZ

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

Management, OZ Advisors I and OZ Advisors II. As of September 30, 2015, $50.7 million was outstanding under the Aircraft Loan.
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
Notes and Loans Payable of Consolidated CLOs
The Company consolidates the CLOs it manages. As a result, the senior and subordinated notes issued by the CLOs are included in the Company’s consolidated balance sheets. Notes and loans payable of the consolidated CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral generally consists of corporate loans, corporate bonds and other securities. As of September 30, 2015 and December 31, 2014, the fair value of the CLO assets was $6.7 billion and $5.2 billion, respectively. The stated maturity dates for the notes issued by the CLOs range from 2023 to 2027.
The Company has elected to carry these notes at fair value in its consolidated balance sheets to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLOs. The Company recorded net gains of $130.1 million and $20.6 million for the three months ended September 30, 2015 and 2014, respectively, and $91.6 million and $17.7 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts are included within net gains (losses) of consolidated Och-Ziff funds in the statements of comprehensive income. The majority of these changes relate to changes in instrument specific credit risk, as the majority of these are floating-rate instruments.
The tables below present information related to the CLO notes outstanding. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior secured notes.

	As of September 30, 2015
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$6,350,350	$6,228,306	2.39%	10.6
Subordinated notes payable of consolidated CLOs	641,158	476,250	N/A	10.5
Total Notes and Loans Payable of Consolidated CLOs	$6,991,508	$6,704,556

	As of December 31, 2014
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$4,892,750	$4,784,134	2.34%	10.7
Subordinated notes payable of consolidated CLOs	511,008	443,277	N/A	10.6
Total Notes and Loans Payable of Consolidated CLOs	$5,403,758	$5,227,411

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

10. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(dollars in thousands)
Professional services	$23,331	$7,827	$51,589	$22,929
Recurring placement and related service fees	12,553	12,749	37,427	35,483
Occupancy and equipment	8,724	7,396	25,643	22,842
Information processing and communications	8,577	6,188	22,694	16,899
Insurance	4,213	4,078	12,586	12,057
Business development	3,644	2,807	10,960	8,548
Other expenses	3,909	2,768	14,326	8,017
	64,951	43,813	175,225	126,775
Changes in tax receivable agreement liability	533	(20,653)	(47,893)	(24,472)
Total General, Administrative and Other	$65,484	$23,160	$127,332	$102,303
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
The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 16.1% and 24.2% for the three months ended September 30, 2015 and 2014, respectively, and 28.9% and 17.4% for the nine months ended September 30, 2015 and 2014, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the income earned by the Company is not subject to federal, state and local corporate income taxes in the United States; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the Reorganization expenses related to the reclassification of the executive managing directors’ and the Ziffs’ interests as Och-Ziff Operating Group A Units are not deductible for tax purposes.
During the second quarter of 2015, the Company’s effective tax rate was impacted by an enacted change in tax law that changed the methodology used for local income tax apportionment. As a result, the Company revalued its deferred income tax assets, which increased the Company’s effective income tax rate by 15.2 percentage points for the nine months ended September 30, 2015, respectively.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

As of September 30, 2015 and December 31, 2014, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the three and nine months ended September 30, 2015, the Company did not accrue interest or penalties related to uncertain tax positions. As of September 30, 2015, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.4 million as of September 30, 2015.
12. EARNINGS PER CLASS A SHARE
Basic earnings per Class A Share is computed by dividing the net income allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended September 30, 2015 and 2014, the Company included, respectively, 599,804 and 1,091,238 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings per Class A Share. For the nine months ended September 30, 2015 and 2014, the Company included, respectively, 1,094,730 and 1,512,577 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings per Class A Share.
The following tables present the computation of basic and diluted earnings per Class A Share:

Three Months Ended September 30, 2015	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$17,417	177,805,122	$0.10
Effect of dilutive securities:
Och-Ziff Operating Group A Units	13,872	301,874,006		—
RSUs	—	4,492,396		—
Diluted	$31,289	484,171,524	$0.06

Three Months Ended September 30, 2014	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$23,202	172,959,765	$0.13
Effect of dilutive securities:
Och-Ziff Operating Group A Units	18,860	301,884,116		—
RSUs	—	6,234,907		—
Diluted	$42,062	481,078,788	$0.09

Nine Months Ended September 30, 2015	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$48,048	177,711,669	$0.27
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,876,001
RSUs	—	3,806,081		—
Diluted	$48,048	181,517,750	$0.26

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

Nine Months Ended September 30, 2014	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$57,770	172,541,709	$0.33
Effect of dilutive securities:
Och-Ziff Operating Group A Units	93,993	302,321,853		—
RSUs	—	5,073,074		—
Diluted	$151,763	479,936,636	$0.32
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
Notes and Loans Payable of Consolidated CLOs
A portion of the notes and loans payable of consolidated CLOs is held by certain funds managed by the Company. As of September 30, 2015 and December 31, 2014, these amounts totaled $125.4 million and $175.7 million, respectively.
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
SEPTEMBER 30, 2015

The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$5,523	$5,640	$15,543	$17,283
Incentive income	$86	$625	$1,795	$3,983
Fees waived on investments held by related parties:
Management fees	$4,439	$3,693	$12,829	$11,553
Incentive income	$318	$—	$902	$—
Corporate Aircraft
The Company’s corporate aircraft are used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the three months ended September 30, 2015 and 2014, the Company charged Mr. Och $322 thousand and $125 thousand, respectively, for his personal use of the aircraft. For the nine months ended September 30, 2015 and 2014, the Company charged Mr. Och $890 thousand and $474 thousand, respectively, for his personal use of the aircraft.
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
In connection with the departure of certain former executive managing directors since the 2007 Offerings, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Och-Ziff Operating Group. As a result, the Company expects to pay to the remaining executive managing directors and the Ziffs approximately 78% (from 85% at the time of the 2007 Offerings) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that the Company actually realizes as a result of the increases in tax basis.
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Och-Ziff Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of September 30, 2015, the estimated future payment under the tax receivable agreement was $653.2 million, which is recorded in due to related parties on the consolidated balance sheets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

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
Lease Obligations
The Company has non-cancelable operating leases for its headquarters in New York expiring in 2029 and various other operating leases for its offices in London, Hong Kong, Mumbai, Beijing, Dubai, Shanghai and Houston expiring on various dates through 2024. The Company also has operating leases for other locations, as well as operating leases on computer hardware. Certain operating leases allow for rent holiday periods. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account these rent holiday periods. The related lease commitments have not changed materially since December 31, 2014.
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
On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserts claims on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014, and asserts claims under the Securities Exchange Act of 1934. Daniel Och, Joel Frank and Michael Cohen are also named defendants. The amended complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters under investigation by the SEC and the DOJ. On May 30, 2014, a shareholder derivative action was filed against the Company in the Supreme Court of the State of New York, County of New York (Stokes v. Och, et al.). The amended complaint asserts claims derivatively on behalf of the Company against all of the Company’s directors and alleges that the directors breached their fiduciary duties and other disclosure obligations with respect to the matters described above. On July 27, 2015, the Supreme Court of the State of New York ruled from the bench that it was granting defendants’ motion to dismiss the amended complaint for failure to plead demand futility. On August 10, 2015, the court in the Stokes matter entered a written order dismissing the action. On September 2, 2015, a shareholder derivative action was filed in the Supreme Court of the State of New York, County of New York (Kumari v. Och, et al.). The complaint asserts derivative claims on behalf of the Company against all of the Company’s directors and alleges breaches of fiduciary duty and other misconduct with respect to matters under investigation by the SEC and the DOJ. The Company believes these cases are without merit and intends to defend them vigorously.
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
SEPTEMBER 30, 2015

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
SEPTEMBER 30, 2015

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
Och-Ziff Funds Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$194,825	$194,656	$610,092	$577,648
Economic Income	$106,780	$132,217	$369,954	$403,624
Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(dollars in thousands)
Total consolidated revenues	$325,903	$306,685	$980,153	$854,634
Adjustment to management fees(1)	(75)	(3,569)	(2,652)	(12,156)
Adjustment to incentive income(2)	3,338	32,455	14,511	42,831
Other Operations revenues	(7,410)	(34,431)	(20,784)	(39,687)
Income of consolidated Och-Ziff funds	(126,931)	(106,484)	(361,136)	(267,974)
Economic Income Revenues - Och-Ziff Funds Segment	$194,825	$194,656	$610,092	$577,648
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2015

Reconciliation of Och-Ziff Funds Economic Income to Net Income Allocated to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$17,417	$23,202	$48,048	$57,770
Net income allocated to the Och-Ziff Operating Group A Units	43,505	57,946	175,239	180,508
Equity-based compensation	27,547	28,728	86,590	84,597
Income taxes	12,422	36,110	119,607	91,029
Adjustment for incentive income allocations from consolidated funds subject to clawback	(3,384)	21,735	(40,662)	3,612
Allocations to Och-Ziff Operating Group D Units	3,247	4,944	14,696	14,418
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	3,813	(1,911)	7,407	6,318
Reorganization expenses	4,018	4,023	12,052	12,065
Changes in tax receivable agreement liability	533	(20,653)	(47,893)	(24,472)
Depreciation and amortization	2,986	1,607	8,135	5,238
Other adjustments	(556)	(139)	(446)	(1,300)
Other Operations	(4,768)	(23,375)	(12,819)	(26,159)
Economic Income - Och-Ziff Funds Segment	$106,780	$132,217	$369,954	$403,624
16. SUBSEQUENT EVENTS
Dividend
On November 3, 2015, the Company announced a cash dividend of $0.04 per Class A Share. The dividend is payable on November 20, 2015, to holders of record as of the close of business on November 13, 2015.
Och-Ziff Operating Group A Unit Repurchase
On October 28, 2015, the Company repurchased approximately 4.6 million vested Och-Ziff Operating Group A Units from former executive managing directors at a price per unit of $5.00, for an aggregate of $22.8 million. These units were canceled upon their repurchase, and an equal number of Class B Shares were also canceled.

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
Overview
Overview of Our Financial Results
For the third quarter of 2015, we reported GAAP net income allocated to Class A Shareholders of $17.4 million, compared to $23.2 million for the third quarter of 2014, and net income of $48.0 million for the first nine months of 2015, compared to net income of $57.8 million for the first nine months of 2014. The decrease for the quarter-to-date period was driven by higher operating expenses and lower management fees, partially offset by lower income taxes (net of a corresponding increase in expense related to our tax receivable agreement liability) and higher incentive income. The year-to-date period decrease was primarily driven by higher income taxes (net of a corresponding reduction in our tax receivable agreement liability) and higher operating expenses, partially offset by higher incentive income. Also contributing to the year-to-date period decrease was a gain on the sale of an investment held by a joint venture in the first quarter of 2014 that did not reoccur in 2015.
For the third quarter of 2015, we reported Economic Income for the Company of $111.5 million, compared to $155.6 million for the third quarter of 2014, and $382.8 million for the first nine months of 2015, compared to $429.8 million for the first nine months of 2014. The decrease for the quarter-to-date period was principally due to lower incentive income and management fees, as well as higher operating expenses. The decrease for the year-to-date period was driven by higher operating expenses and a gain on the sale of an investment held by a joint venture in the first quarter of 2014 that did not reoccur in 2015, partially offset by higher management fees. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
On November 3, 2015, we announced a cash dividend of $0.04 per Class A Share. The dividend is payable on November 20, 2015, to holders of record as of the close of business on November 13, 2015. In addition, on October 28, 2015, we repurchased approximately 4.6 million vested Och-Ziff Operating Group A Units from former executive managing directors at a price per unit of $5.00, for an aggregate of $22.8 million.
Overview of Assets Under Management and Fund Performance
Assets under management totaled $44.6 billion as of September 30, 2015. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $16.4 billion, or 37% of our total assets under management as of September 30, 2015. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $15.1 billion, comprising 34% of assets under management as of September 30, 2015.
Assets under management in our multi-strategy products totaled $29.5 billion as of September 30, 2015. OZ Master Fund, our global multi-strategy fund, generated a net return of -2.1% for the nine months ended September 30, 2015, and an annualized net return since inception of 12.2%. Year-to-date net returns were driven primarily by long/short equity special situations. Assets under management for the fund were $24.3 billion as of September 30, 2015. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the OZ Master Fund.
Assets under management in our dedicated credit products totaled $11.9 billion as of September 30, 2015. Assets under management in our opportunistic credit funds were $4.9 billion as of September 30, 2015. OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a net return of -2.5% for the nine months ended September 30, 2015, and an annualized net return since inception of 13.6%. Assets under management for the fund were $1.5 billion as of September 30, 2015. Assets under management in Institutional Credit Strategies, our asset management platform that invests in performing credits, were $7.1 billion as of September 30, 2015.

Assets under management in our real estate funds totaled $1.9 billion as of September 30, 2015. Since inception, Och-Ziff Real Estate Fund II, which finished its investment period in 2014, has generated a net internal rate of return (“IRR”) of 22.7% through September 30, 2015 and a gross multiple of invested capital (“MOIC”) of 1.7x.
Market Environment
Our ability to successfully generate consistent, positive, absolute returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each strategy may be materially affected by conditions in the global markets.
During the 2015 third quarter, global equity indices declined sharply and volatility rose as investor concerns increased on worries about a global economic slowdown led by China, and a potential increase in U.S. interest rates. China's devaluation of the Yuan in August caught investors by surprise and increased fears not only about China's economic weakness but also about the potential for other Asian and emerging market countries to follow suit. Additionally, oil prices continued to decline during the quarter, due in part to the slowdown in demand from China and in part to supply side concerns.
Market uncertainty about whether the U.S. Federal Reserve would raise short-term interest rates for the first time since 2006 was also a significant factor driving markets during the quarter. U.S. economic data was generally positive, with continued improvement in the labor market, increased sales of new and existing homes, and strong consumer spending, helped in part by lower gas prices. Corporate earnings growth was also better than expected. The Fed decided not raise rates, which further increased concerns about the impact of the slowdown in China.
In Europe, markets were negatively impacted by speculation on whether Greece would leave the Eurozone. The European Central Bank's quantitative easing program initiated in March 2015 appeared to be resulting in some economic improvement, and the region benefited from a weaker Euro, lower energy costs and an improving credit environment.
In Asia, markets generally declined during the quarter. In China, the People's Bank of China devalued the Yuan, moving closer to having it become a free-floating currency. In Japan, the Bank of Japan continued its quantitative easing measures, as it focused on increasing inflation and stabilizing the Yen. Concern increased that additional fiscal and monetary stimulus may be required by year-end 2015.
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

Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. However, in January 2015, we began to waive management fees and incentive income on new investments by our executive managing directors and certain other related parties. As of September 30, 2015, approximately 6% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 48% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended September 30, 2015
	June 30, 2015	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2015

	(dollars in thousands)
Multi-strategy funds	$32,990,458	$(1,583,355)	$—	$(1,926,127)	$29,480,976
Credit
Opportunistic credit funds	5,084,611	7,860	(99,100)	(136,027)	4,857,344
Institutional Credit Strategies	6,567,980	489,567	—	2,571	7,060,118
Real estate funds	2,003,552	13,246	(72,363)	(3,678)	1,940,757
Other	1,323,313	(3,475)	—	(81,092)	1,238,746
Total	$47,969,914	$(1,076,157)	$(171,463)	$(2,144,353)	$44,577,941

	Three Months Ended September 30, 2014
	June 30, 2014	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2014

	(dollars in thousands)
Multi-strategy funds	$33,968,915	$(292,243)	$—	$164,498	$33,841,170
Credit
Opportunistic credit funds	4,974,067	68,947	(69,400)	100,216	5,073,830
Institutional Credit Strategies	4,027,910	666,858	—	3,488	4,698,256
Real estate funds	1,833,471	261,329	(18,208)	(7,968)	2,068,624
Other	1,079,841	22,057	—	(331)	1,101,567
Total	$45,884,204	$726,948	$(87,608)	$259,903	$46,783,447

	Nine Months Ended September 30, 2015
	December 31, 2014	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2015

	(dollars in thousands)
Multi-strategy funds	$34,100,390	$(4,184,040)	$—	$(435,374)	$29,480,976
Credit
Opportunistic credit funds	5,098,600	424,314	(636,290)	(29,280)	4,857,344
Institutional Credit Strategies	5,166,734	1,884,714	—	8,670	7,060,118
Real estate funds	2,022,399	77,247	(155,304)	(3,585)	1,940,757
Other	1,146,292	87,657	(1)	4,798	1,238,746
Total	$47,534,415	$(1,710,108)	$(791,595)	$(454,771)	$44,577,941

	Nine Months Ended September 30, 2014
	December 31, 2013	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2014

	(dollars in thousands)
Multi-strategy funds	$31,768,578	$1,446,150	$—	$626,442	$33,841,170
Credit
Opportunistic credit funds	4,305,438	600,734	(299,265)	466,923	5,073,830
Institutional Credit Strategies	2,605,628	2,089,696	—	2,932	4,698,256
Real estate funds	970,568	1,465,069	(363,633)	(3,380)	2,068,624
Other	588,600	496,191	—	16,776	1,101,567
Total	$40,238,812	$6,097,840	$(662,898)	$1,109,693	$46,783,447
In the nine months ended September 30, 2015, our funds experienced performance-related depreciation of $454.8 million and net outflows of $1.7 billion, which was comprised of $4.0 billion of gross inflows and $5.7 billion of gross outflows due to redemptions. Distributions and other reductions were $791.6 million, which was driven by $639.2 million in distributions to investors in our closed-end opportunistic credit and real estate funds, and a $152.4 million reduction in the OZ European Credit Opportunities Fund as a result of the expiration of the fund's investment period. Our gross inflows included $2.0 billion within Institutional Credit Strategies primarily related to three CLOs that closed during the first nine months of 2015. Excluding CLOs, private banks were the largest source of our gross inflows during the first nine months of 2015, while pension funds were the largest source of our gross outflows.
In the nine months ended September 30, 2014, our funds experienced performance-related appreciation of $1.1 billion, net inflows of $6.1 billion, which was comprised of $9.9 billion of gross inflows and $3.8 billion of gross outflows due to redemptions. Distributions and other reductions of $662.9 million primarily related to distributions to investors in our closed-end opportunistic credit and real estate funds. Direct allocations from private banks and pension funds were the largest drivers of our gross inflows, while redemptions from fund-of-funds were the largest driver of our gross outflows.
Weighted-Average Assets Under Management and Average Management Fee Rate
The table below presents our weighted-average assets under management and the average management fee rate. Weighted-average assets under management exclude the impact of third quarter investment performance for the periods presented, as these amounts do not impact management fees calculated for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(dollars in thousands)
Weighted-average assets under management	$46,650,675	$45,843,338	$46,780,723	$43,875,492
Average management fee rate	1.38%	1.46%	1.41%	1.47%

The decline in our average management fee rate for both the quarter-to-date and year-to-date periods occurred because the increase in our weighted-average assets under management during these periods were primarily driven by growth in our opportunistic credit funds and our Institutional Credit Strategies products, which earn lower management fee rates than our multi-strategy funds, consistent with market convention for these products. Our average management fee will vary from quarter to quarter based on the mix of products that comprise our assets under management.
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

	Assets Under Management as of September 30,		Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2015
			2015		2014
	2015	2014	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
OZ Master Fund(1)	$24,307,461	$27,584,128	-0.7%	-2.1%	4.9%	2.8%	17.5%	(1)	12.2%	(1)
OZ Asia Master Fund	1,135,619	1,359,197	4.6%	2.8%	-2.0%	-3.5%	9.6%		5.5%
OZ Europe Master Fund	886,764	1,220,374	5.9%	3.7%	0.7%	-0.7%	12.1%		8.0%
OZ Enhanced Master Fund	1,116,080	1,036,392	-2.7%	-4.1%	5.6%	3.3%	12.1%		7.6%
Och-Ziff European Multi-Strategy UCITS Fund	373,139	479,974	6.7%	4.1%	-4.6%	-6.1%	6.2%		3.2%
Other funds	1,661,913	2,161,105	n/m	n/m	n/m	n/m	n/m		n/m
	$29,480,976	$33,841,170
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Och-Ziff Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to its discretion and have varied materially since inception and are expected to vary materially in the future. As of September 30, 2015, the gross and net annualized returns since the OZ Master Fund’s inception on January 1, 1998 were 13.4% and 9.1%, respectively.

The $4.4 billion, or 13%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $4.8 billion across various multi-strategy funds. Offsetting the decrease was $441.9 million of performance-related appreciation, driven by the performance of the OZ Master Fund, our global multi-strategy fund, and the OZ Asia Master Fund. For the nine months ended September 30, 2015, the OZ Master Fund generated a net return of -2.1%, driven primarily by long/short equity special situations. For the nine months ended September 30, 2014, the OZ Master Fund generated a net return of 2.8%, driven primarily by performance in credit-related strategies and long/short equity special situations.
Credit

	Assets Under Management as of September 30,
	2015	2014

	(dollars in thousands)
Opportunistic credit funds	$4,857,344	$5,073,830
Institutional Credit Strategies	7,060,118	4,698,256
	$11,917,462	$9,772,086
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

	Assets Under Management as of September 30,		Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2015
	2015	2014	2015		2014
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
OZ Credit Opportunities Master Fund	$1,527,555	$1,056,161	-1.8%	-2.5%	11.2%	8.1%	18.6%	13.6%
Customized Credit Focused Platform	1,775,852	1,744,240	0.8%	0.4%	15.3%	11.5%	20.3%	15.4%
Closed-end opportunistic credit funds	1,013,205	1,771,969	See below for return information on our closed-end opportunistic credit funds.
Other funds	540,732	501,460	n/m	n/m	n/m	n/m	n/m	n/m
	$4,857,344	$5,073,830
_______________
n/m not meaningful
The $216.5 million, or 4%, year-over-year decrease in our opportunistic credit funds was due to distributions and other reductions of $839.0 million related to our closed-end opportunistic credit funds, partially offset by capital net inflows of $572.7 million and of performance-related appreciation of $49.8 million. The capital net inflows were driven primarily by capital net inflows into the OZ Credit Opportunities Master Fund, our global opportunistic credit fund.

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

	Assets Under Management as of September 30,		Inception to Date as of September 30, 2015
					IRR
	2015	2014	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
OZ European Credit Opportunities Fund (2012-2015)	$283,881	$566,792	$459,600	$305,487	17.7%	13.3%	1.4x
OZ Structured Products Domestic Fund II (2011-2014)(5)	307,138	504,560	326,850	326,850	21.0%	16.2%	1.8x
OZ Structured Products Offshore Fund II (2011-2014)(5)	274,577	428,369	304,531	304,531	18.1%	13.7%	1.6x
OZ Structured Products Offshore Fund I (2010-2013)(5)	25,365	31,898	155,098	155,098	24.1%	19.3%	2.1x
OZ Structured Products Domestic Fund I (2010-2013)(5)	15,534	21,749	99,986	99,986	23.0%	18.3%	2.0x
Other funds	106,710	218,601	298,250	268,250	n/m	n/m	n/m
	$1,013,205	$1,771,969	$1,644,315	$1,460,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of September 30, 2015, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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

			Assets Under Management as of September 30,
	Closing Date	Initial Deal Size	2015	2014

		(dollars in thousands)
CLOs:
OZLM I	July 19, 2012	$510,700	$506,324	$467,617
OZLM II	November 1, 2012	560,100	517,966	516,428
OZLM III	February 20, 2013	653,250	614,150	612,559
OZLM IV	June 27, 2013	600,000	543,673	542,083
OZLM V	December 17, 2013	501,250	471,084	469,575
OZLM VI	April 16, 2014	621,250	593,404	591,865
OZLM VII	June 26, 2014	824,750	796,767	796,271
OZLM VIII	September 9, 2014	622,250	596,580	596,858
OZLM IX	December 22, 2014	510,208	495,900	—
OZLM XI	March 12, 2015	510,500	491,450	—
OZLM XII	May 28, 2015	565,650	546,435	—
OZLM XIII	August 6, 2015	511,600	493,012	—
		6,991,508	6,666,745	4,593,256
Other funds	n/a	n/a	393,373	105,000
		$6,991,508	$7,060,118	$4,698,256
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
The $2.4 billion year-over-year increase in assets under management was driven primarily by the launch of four additional CLOs.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.75% to 1.50% of assets under management.
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

	Assets Under Management as of September 30,
	2015	2014

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$35,664	$50,909
Och-Ziff Real Estate Fund II	349,860	446,068
Och-Ziff Real Estate Fund III	1,447,096	1,438,000
Other funds	108,137	133,647
	$1,940,757	$2,068,624

	Inception to Date as of September 30, 2015
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$384,868	$773,452	25.1%	15.4%	2.0x	$359,360	$765,870	28.0%	2.1x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	723,770	1,235,158	35.5%	22.7%	1.7x	492,355	935,096	41.3%	1.9x
Och-Ziff Real Estate Fund III(8) (2014-2019)	1,500,000	213,265	224,969	n/m	n/m	n/m	—	—	n/m	n/m
Other funds	229,507	118,234	167,349	n/m	n/m	n/m	22,419	26,483	n/m	n/m
	$2,977,096	$1,440,137	$2,400,928				$874,134	$1,727,449

	Unrealized Investments as of September 30, 2015
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$25,508	$7,582	0.3x
Och-Ziff Real Estate Fund II (2011-2014)(7)	231,415	300,062	1.3x
Och-Ziff Real Estate Fund III (2014-2019)(8)	213,265	224,969	n/m
Other funds	95,815	140,866	n/m
	$566,003	$673,479
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of September 30, 2015. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of September 30, 2015.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of September 30, 2015, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
The $127.9 million year-over-year decrease in assets under management in our real estate funds was driven by distributions and other reductions related to certain real estate funds, including Och-Ziff Real Estate Funds I and II. This decrease was offset by additional commitments to Och-Ziff Real Estate Fund III.
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
Longer-Term Assets Under Management
As of September 30, 2015, approximately 37% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the gross amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues, as we recognize incentive income at the end of the commitment period when amounts are no longer subject to clawback. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	September 30, 2015
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$3,494,526	$38,360
Credit
Opportunistic credit funds	3,676,514	133,047
Institutional Credit Strategies	7,000,002	—
Real estate funds	1,940,757	109,053
Other	284,026	—
	$16,395,825	$280,460
We recognize incentive income on our longer-term assets under management in our multi-strategy funds and open-end opportunistic credit funds at the end of their respective commitment periods, which are generally three to five years. We expect the commitment period with respect to approximately 18% of the longer-term assets under management in our multi-strategy funds to mature during the remainder of 2015. We do not expect the initial commitment periods for a significant amount of longer-term assets under management in our open-end opportunistic credit funds to expire during the remainder of 2015. Incentive income related to assets under management in our closed-end opportunistic credit funds and our real estate funds is generally recognized at or near the end of the life of each fund. These funds generally begin to make distributions after the conclusion of their respective investment period, as presented in the tables above. However, these investment periods may generally be extended for an additional one to two years.

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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate for the third quarter of 2015 was approximately 1.38%. This average rate takes into account the effect of non-fee paying assets under management, as well as our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes.
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
In addition to assets under management subject to one-year commitment periods, approximately $16.4 billion, or 37%, of our assets under management as of September 30, 2015 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and certain other multi-strategy funds, as well as assets in our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs within Institutional Credit Strategies, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.
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
Results of Operations
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Management fees	$162,778	$171,906	$496,207	$494,707
Incentive income	35,615	28,011	121,262	91,022
Other revenues	579	284	1,548	931
Income of consolidated Och-Ziff funds	126,931	106,484	361,136	267,974
Total Revenues	$325,903	$306,685	$980,153	$854,634
Total revenues for the quarter-to-date period increased by $19.2 million, primarily due to the following:

•
A $20.4 million increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we generally only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•	A $7.6 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $10.9 million increase in incentive income from our multi-strategy funds, which was driven by increases of $12.5 million related to fund investor redemptions and $10.2 million related to assets subject to one-year measurement periods, partially offset by a decrease of $11.7 million related to lower incentive income from longer-term assets under management.

◦	Opportunistic credit funds. A $2.7 million decrease in incentive income from our opportunistic credit funds driven primarily by lower amounts earned from our closed-end opportunistic credit funds.

•
A $9.1 million offsetting decrease in management fees, primarily due to lower assets under management in our multi-strategy funds, partially offset by higher assets under management in our Institutional Credit Strategies products, as discussed in “Assets Under Management and Fund Performance.” See “Assets Under Management and

Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” for information regarding our average management fee rate.
Total revenues for the year-to-date period increased by $125.5 million, primarily due to the following:

•
A $93.2 million increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we generally only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

•	A $30.2 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $25.0 million increase in incentive income from our multi-strategy funds, which was driven by an increase of $23.9 million related to fund investor redemptions and an increase of $10.6 million related to assets subject to one-year measurement periods. These increases were partially offset by a $7.9 million decrease related to longer-term assets under management, as well as lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period.

◦
Opportunistic credit funds. A $2.0 million increase in incentive income from our opportunistic credit funds, which was driven primarily by an increase of $14.9 million in tax distributions on certain longer-term assets under management. Offsetting the higher tax distributions was a decrease of $14.9 million earned from certain of our closed-end opportunistic credit funds. The remaining variance was driven by higher incentive income from our open-end opportunistic credit funds.

◦	Real estate funds. A $3.3 million increase in incentive income from our real estate funds, primarily due to amounts recognized during the second quarter of 2015 related to certain real estate funds.
Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Compensation and benefits	$70,602	$74,115	$211,895	$206,664
Reorganization expenses	4,018	4,023	12,052	12,065
Interest expense	5,383	1,688	16,033	5,047
General, administrative and other	65,484	23,160	127,332	102,303
Expenses of consolidated Och-Ziff funds	82,576	50,082	220,847	127,215
Total Expenses	$228,063	$153,068	$588,159	$453,294
Total expenses for the quarter-to-date period increased by $75.0 million, primarily due to the following:

•
A $42.3 million increase in general, administrative and other expenses, driven by the following: (i) a $21.2 million increase due to a change in tax receivable agreement liability as a result of updated estimated future income tax savings at the state and local level (see income tax discussion below); (ii) a $15.5 million increase in professional fees, primarily driven by higher legal expenses relating to certain regulatory and legal matters; (iii) a $2.4 million increase in information processing and communication expenses; and (iv) a $1.3 million increase occupancy and equipment.

•
A $32.5 million increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we generally only have a minimal ownership interest, if any, in each of these funds. These expenses, however, may reduce the amount of earnings from the consolidated funds allocated to us through our incentive income allocation as general partner of these funds.

•	A $3.7 million increase in interest expense, which was driven by the issuance of our Notes in the fourth quarter of 2014.

•
A $3.5 million offsetting decrease in compensation and benefits expenses, primarily due to a $3.3 million decline in bonus expense. Our worldwide headcount increased to 657 as of September 30, 2015 compared to 584 as of September 30, 2014.

Total expenses for the year-to-date period increased by $134.9 million, primarily due to the following:

•
A $93.6 million increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we generally only have a minimal ownership interest, if any, in each of these funds. These expenses, however, may reduce the amount of earnings from the consolidated funds allocated to us through our incentive income allocation as general partner of these funds.

•
A $25.0 million increase in general, administrative and other expenses, driven by the following: (i) a $28.7 million increase in professional fees, primarily driven by increased legal expenses relating to certain regulatory and legal matters; (ii) a $5.8 million increase in information processing and communication fees; (iii) a $4.5 million increase related to the settlement of a certain regulatory matter; (iv) a $2.8 million increase occupancy and equipment; and (v) a $2.4 million increase in business development expenses. Offsetting this increase was a decrease of $23.4 million due to a change in tax receivable agreement liability as a result of updated estimated future income tax savings at the state and local level (see income tax discussion below).

•	An $11.0 million increase in interest expense, which was driven by the issuance of our Notes in the fourth quarter of 2014.

•
A $5.2 million increase in compensation and benefits expenses, driven by a $7.5 million increase in salaries and benefits, due to an increase in our headcount globally, partially offset by lower bonus expense.

Other Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	$(146)	$76	$43	$5,949
Net gains (losses) of consolidated Och-Ziff funds	(20,627)	(4,769)	21,859	115,498
Total Other Income (Loss)	$(20,773)	$(4,693)	$21,902	$121,447
Total other income (loss) decreased by $16.1 million for the quarter-to-date period and $99.5 million for the year-to-date period, primarily due to a decrease in net gains (losses) of consolidated Och-Ziff funds. Substantially all of these net gains (losses) are allocated to noncontrolling interests, as we generally only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds. Also contributing to the year-to-date decrease was a $5.9 million decrease in net gains on investments in Och-Ziff funds and joint ventures driven by the sale of an investment held by a joint venture during the first quarter of 2014.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Income taxes	$12,422	$36,110	$119,607	$91,029
Income tax expense decreased by $23.7 million for the quarter-to-date period primarily due to a decrease in our effective state income tax rate. This resulted in a decrease of $16.8 million in state and local income tax expense. Additionally, adjustments related to the finalization of our 2014 income tax returns decreased our income tax expenses by $2.6 million year-over-year. Further reducing our income tax expense by $3.2 million is a decrease in profitability year-over-year.
Income tax expense increased by $28.6 million for the year-to-date period, primarily due to a $43.1 million increase in deferred state and local income taxes due to an update to our apportionment factors and an enacted change in tax law during the second quarter of 2015 that changed the methodology used for local income tax apportionment. Partially offsetting this increase was the establishment of a liability for unrecognized tax benefits of $7.0 million in the prior-year period. The finalization of our 2014 income tax returns decreased income tax expense an additional $2.6 million.

Net Income Allocated to Noncontrolling Interests
The following table presents the components of the net income allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Och-Ziff Operating Group A Units	$43,505	$57,946	$175,239	$180,508
Consolidated Och-Ziff funds	35,266	25,124	94,723	163,080
Other	200	165	384	308
Total	$78,971	$83,235	$270,346	$343,896

Redeemable noncontrolling interests	$(31,743)	$6,377	$(24,105)	$30,092
Net income allocated to noncontrolling interests for the quarter-to-date period decreased $4.3 million, primarily due to the following:

•
A $14.4 million decrease in the net income allocated to the Och-Ziff Operating Group A Units driven primarily by higher operating expenses and lower management fees, partially offset by higher incentive income.

•	A $10.1 million offsetting increase in the net income allocated to the consolidated Och-Ziff funds driven by the investing activities of the consolidated funds.
Net income allocated to noncontrolling interests for the year-to-date period decreased $73.6 million, primarily due to the following:

•	A $68.4 million decrease in the net income allocated to the consolidated Och-Ziff funds driven by the investing activities of the consolidated funds.

•
A $5.3 million decrease in the net income allocated to the Och-Ziff Operating Group A Units driven primarily by higher operating expenses, partially offset by higher incentive income. Also driving the year-over-year decline was an increase in our ownership interest in the Och-Ziff Operating Group, resulting in a larger share of the earnings of the Och-Ziff Operating Group being allocated to us rather than to the Och-Ziff Operating Group A Units.

Net Income Allocated to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income allocated to Class A Shareholders	$17,417	$23,202	$48,048	$57,770
Net income allocated to Class A Shareholders decreased for the quarter-to-date period by $5.8 million, primarily driven by higher operating expenses and lower management fees, partially offset by lower income taxes (net of a corresponding increase in expense related to our tax receivable agreement liability) and higher incentive income. Net income allocated to Class A Shareholders decreased for the year-to-date period by $9.7 million, primarily driven by higher income taxes (net of a corresponding reduction in our tax receivable agreement liability) and higher operating expenses, partially offset by higher incentive income. In addition, contributing to the year-to-date period decrease was a gain on the sale of an investment held by a joint venture in the first quarter of 2014 that did not reoccur in 2015.
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
Economic Income Revenues (Non-GAAP)

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$157,346	$5,357	$162,703	$163,268	$5,069	$168,337
Incentive income	36,907	2,046	38,953	31,111	29,355	60,466
Other revenues	572	7	579	277	7	284
Total Economic Income Revenues	$194,825	$7,410	$202,235	$194,656	$34,431	$229,087

Economic Income revenues for the quarter-to-date period decreased by $26.9 million, primarily due to the following:

•	A $21.5 million decrease in incentive income, primarily due to the following:

◦
Real estate funds. A $27.3 million decrease in incentive income from our real estate funds, primarily due to higher incentive income realizations from Och-Ziff Real Estate Fund I in the third quarter of 2014 than in the third quarter of 2015.

◦	Opportunistic credit funds. A $5.8 million decrease in incentive income from our opportunistic credit funds, driven primarily by lower amounts earned from our closed-end opportunistic credit funds.

◦
Multi-strategy funds. A $10.9 million offsetting increase in incentive income from our multi-strategy funds, which was driven by increases of $12.5 million related to fund investor redemptions and $10.2 million related to assets subject to one-year measurement periods, partially offset by a decrease of $11.7 million related to longer-term assets under management.

•
A $5.6 million decrease in management fees, primarily due to lower assets under management in our multi-strategy funds, partially offset by higher assets under management in our Institutional Credit Strategies products, as discussed above in “Assets Under Management and Fund Performance.” See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$478,597	$14,958	$493,555	$472,240	$10,311	$482,551
Incentive income	129,972	5,801	135,773	104,498	29,355	133,853
Other revenues	1,523	25	1,548	910	21	931
Total Economic Income Revenues	$610,092	$20,784	$630,876	$577,648	$39,687	$617,335
Economic Income revenues for the year-to-date period increased by $13.5 million, primarily due to the following:

•
An $11.0 million increase in management fees, driven by higher average assets under management in our Institutional Credit Strategies products, partially offset by lower average assets under management in our multi-strategy funds. Higher management fees related to the launch of Och-Ziff Real Estate Fund III during 2014 also contributed to the year-over-year increase. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $1.9 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $25.0 million increase in incentive income from our multi-strategy funds, which was driven by an increase of $23.9 million related to fund investor redemptions and an increase of $10.6 million related to assets subject to one-year measurement periods. These increases were partially offset by a $7.9 million decrease related to longer-term assets under management, as well as lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period.

◦	Real estate funds. A $20.3 million decrease in incentive income from our real estate funds, primarily due to higher incentive income realizations from Och-Ziff Real Estate Fund I in 2014 than in 2015.

◦
Opportunistic credit funds. A $4.1 million decrease in incentive income from our opportunistic credit funds, which was driven primarily by a decrease of $23.1 million earned from certain of our closed-end opportunistic credit funds. Partially offsetting this decrease was an increase of $16.4 million in tax distributions on certain longer-term assets under management.

Economic Income Expenses (Non-GAAP)

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$33,749	$2,176	$35,925	$32,620	$9,734	$42,354
Non-compensation expenses	54,299	466	54,765	29,824	1,322	31,146
Total Economic Income Expenses	$88,048	$2,642	$90,690	$62,444	$11,056	$73,500
Economic Income expenses for the quarter-to-date period increased by $17.2 million, primarily due to the following:

•
A $23.6 million increase in non-compensation expenses, primarily driven by a $15.5 million increase in professional fees due to increased legal expenses relating to certain regulatory and legal matters, as well as a $3.7 million increase in interest expense related to the issuance of our Notes in the fourth quarter of 2014. The remaining variance was driven by a combination of various other operating expenses. The ratio of non-compensation expense to management fees was 34% for the third quarter of 2015, compared to 19% for the third quarter of 2014. We expect this ratio to increase to a range of 35% to 37% in the fourth quarter of 2015 as a result of legal expenses relating to regulatory and legal matters.

•
A $6.4 million offsetting decrease in compensation and benefits expenses due to a decrease of $9.1 million in bonus expense, which was driven by incentive income realizations from Och-Ziff Real Estate Fund I in 2014. This decrease was offset by a $2.7 million increase in salaries and benefits, which was driven by an increase in our worldwide headcount. The ratio of salaries and benefits to management fees was 18% for the third quarter of 2015, compared to 15% for the third quarter of 2014.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$95,820	$6,524	$102,344	$89,455	$11,876	$101,331
Non-compensation expenses	144,328	1,441	145,769	89,449	1,652	91,101
Total Economic Income Expenses	$240,148	$7,965	$248,113	$178,904	$13,528	$192,432
Economic Income expenses for the year-to-date period increased by $55.7 million, primarily due to the following:

•
A $54.7 million increase in non-compensation expenses, primarily driven by the following: (i) a $28.7 million increase in professional fees primarily due to increased legal expenses relating to certain regulatory and legal matters; (ii) an $11.0 million increase in interest expense related to the issuance of our Notes in the fourth quarter of 2014; and (iii) a $4.5 increase related to the settlement of a certain regulatory matters. The remaining variance was driven by a combination of various other operating expenses. The ratio of non-compensation expense to management fees was 30% for the first nine months of 2015, compared to 19% for the first nine months of 2014. We expect this ratio to increase to a range of 35% to 37% for the fourth quarter of 2015 as a result of legal expenses relating to regulatory and legal matters.

•
A $1.0 million increase in compensation and benefit expenses due to a $7.5 million increase in salaries and benefits driven by an increase in our worldwide headcount, partially offset by a decrease of $6.5 million in bonus expense which was driven by incentive income realizations from Och-Ziff Real Estate Fund I in 2014. The ratio of salaries and benefits to management fees was 17% for the first nine months of 2015, compared to 16% for the first nine months of 2014.

Other Economic Income Items (Non-GAAP)

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net loss allocated to noncontrolling interests	$(3)	$—	$(3)	$(5)	$—	$(5)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net gains on joint ventures	$—	$—	$—	$4,874	$—	$4,874
Net loss allocated to noncontrolling interests	$(10)	$—	$(10)	$(6)	$—	$(6)
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
Economic Income (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$106,780	$132,217	$369,954	$403,624
Other Operations	4,768	23,375	12,819	26,159
Total Company	$111,548	$155,592	$382,773	$429,783
Economic Income for the quarter-to-date period decreased $44.0 million, driven by lower incentive income and management fees, as well as higher operating expenses. Economic Income for the year-to-date period decreased by $47.0 million, primarily due to higher operating expenses and a gain on the sale of an investment held by a joint venture in 2014 that did not reoccur in 2015, partially offset by higher management fees.
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

Historically, management fees have been more than sufficient to cover all of our “fixed” operating expenses, which we define as salaries and benefits and our non-compensation costs incurred in the ordinary course of business. We cannot predict the amount of incentive income, if any, which we may earn in any given year. Accordingly, we do not rely on incentive income to meet our fixed operating expenses. Total annual revenues, which are heavily influenced by the amount of annual incentive income we earn, historically have been sufficient to fund all of our other working capital needs, including annual discretionary cash bonuses. These cash bonuses, which historically have comprised our largest cash operating expense, are variable such that in any year where total annual revenues are greater or less than the prior year, cash bonuses may be adjusted accordingly. Our ability to scale our largest cash operating expense to our total annual revenues helps us manage our cash flow and liquidity position from year to year.
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
Revolving Credit Facility
On November 20, 2014, we entered into a $150.0 million, five-year unsecured revolving credit facility (the “Revolving Credit Facility”), the proceeds of which may be used for working capital and general corporate purposes. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. We are able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. As of September 30, 2015, there were no outstanding borrowings under the facility.
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
Aircraft Loan
On February 14, 2014, we entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to us in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of September 30, 2015, $50.7 million was outstanding under the Aircraft Loan.
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
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and the Ziffs. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period from the date of the 2007 Offerings or the date of any subsequent exchange. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Och-Ziff Corp and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) have agreed to pay our executive managing directors and the Ziffs 85% of the amount of cash savings, if any, in federal, state and local income taxes in the United States that these entities actually realize related to their units as a result of such increases in tax basis.
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
As of September 30, 2015, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $653.2 million as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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
Dividends and Distributions
The following table presents the cash dividends declared on our Class A Shares in 2015 and the related cash distributions to our executive managing directors on their Och-Ziff Operating Group A Units and Och-Ziff Operating Group D Units:

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
November 20, 2015	November 13, 2015	$0.04	$35,195
August 21, 2015	August 14, 2015	$0.14	$58,412
May 22, 2015	May 15, 2015	$0.22	$87,615
February 24, 2015	February 17, 2015	$0.47	$181,714
We intend to distribute to our Class A Shareholders substantially all of their pro rata share of our annual Economic Income (as described above under “—Economic Income Analysis”) in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to pay income taxes, to pay any amounts owed under the tax receivable agreement, to make appropriate investments in our business and our funds, to make payments on any of our other obligations, or to fund the repurchase of Class A Shares or interests in the Och-Ziff Operating Group.
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
Cash Flows Analysis
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2015 and 2014 was $412.2 million and $815.8 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
The decrease in net cash provided by operating activities was primarily due to lower incentive income earned in 2014 compared to 2013, partially offset by lower discretionary bonuses in 2014 compared to 2013. The majority of our incentive income is generally collected and the related bonus payments are paid out during the first quarter of the following year.
Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $38.6 million and $62.5 million, respectively. Investing cash flows in 2015 primarily related to the final installment payment paid upon delivery of our new corporate aircraft in February. The remaining investing-related cash flows relate to other fixed asset purchases, primarily related to leasehold improvements in our New York headquarters. Investing cash flows in 2014 primarily related to installment payments paid towards our new corporate aircraft, as well as investments made in and returned from the Och-Ziff funds. Investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.
Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2015 and 2014 was $312.9 million and $576.0 million, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations. Contributions from noncontrolling interests, which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.
We paid dividends to our Class A Shareholders of $146.3 million and $258.7 million and paid distributions to our executive managing directors and the Ziffs on the Och-Ziff Operating Group A Units of $304.9 million and $557.5 million for the nine months ended September 30, 2015 and 2014, respectively.
The decrease in net cash used in financing activities was primarily due to lower distributions on the Och-Ziff Operating Group A Units and dividends to Class A Shareholders as a result of the lower incentive income earned in 2014 compared to 2013 as discussed above.
Contractual Obligations
During the nine months ended September 30, 2015, we closed additional CLOs resulting in an increase in the notes and loans payable of consolidated CLOs. The table below presents the contractual cash obligation related to our CLOs as of September 30, 2015.

	Remainder of 2015	2016 - 2017	2018 - 2019	2020 - Thereafter	Total

	(dollars in thousands)
Notes and loans payable of consolidated CLO(1)	$—	$—	$—	$6,991,508	$6,991,508
Estimated interest on notes and loans payable of consolidated CLO(2)	39,744	308,133	308,133	982,390	1,638,400
Total Contractual Obligation of Consolidated CLOs	$39,744	$308,133	$308,133	$7,973,898	$8,629,908
_______________

(1)	Represents the obligation of our consolidated CLOs, which has no recourse to the Och-Ziff Operating Group.

(2)
Represents the expected future interest payments on the notes and loans payable of our consolidated CLOs, assuming no prepayments will be made and that debt will be outstanding until its final stated maturity date. For notes with variable interest rates, the amounts presented are based on the LIBOR rate in effect as of September 30, 2015.

Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements.

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
As of September 30, 2015, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 52% within Level I; approximately 25% within Level II; and approximately 23% within Level III. As of December 31, 2014, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 59% within Level I; approximately 19% within Level II; and approximately 22% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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

We have established an internal control infrastructure over the valuation of financial instruments that includes ongoing oversight by our Financial Controls Group and Valuation Committee, as well as periodic audits by our Internal Audit Group. These management control functions are segregated from the trading and investing functions. See Note 4 to our consolidated financial statements included in this report for additional information regarding our valuation procedures and related oversight and controls.
As of September 30, 2015, the only assets and liabilities carried at fair value in our consolidated balance sheet were U.S. government obligations held by us (Level I in the fair value hierarchy) and the investment holdings of the consolidated Och-Ziff funds and the related debt obligations of our consolidated CLOs. The majority of these assets and liabilities of the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).
The following table presents our net economic exposure to loss related to these Level III investments (assets and liabilities excluding notes and loans payable of consolidated CLOs):

September 30, 2015
(dollars in thousands)
Level III investments (net) of consolidated Och-Ziff funds	$4,305,040
Less: Level III investments (net) for which we do not bear direct economic exposure to loss	(4,285,117)
Economic Exposure to Loss Related to Level III Investments (net)	$19,923
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
Och-Ziff Corp generated taxable income of $143.3 million for the nine months ended September 30, 2015, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.8 billion over the remaining 8-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available to us if a net operating loss is generated, in order to fully realize the deferred income tax assets. In this regard, Reorganization expenses and certain other expenses are considered permanent book to tax differences, and therefore do not impact taxable income. Accordingly, while we reported annual net losses on a GAAP basis from 2007 through 2012, we generated income before the amortization of goodwill and other intangible assets on a tax basis over these same periods. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.8 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $44.1 billion as of October 1, 2015, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of September 30, 2015, we had $41.1 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $92.9 million of net operating losses available to offset future taxable income for state income tax purposes and $91.5 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of September 30, 2015, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain deferred state income tax credits. Accordingly, a valuation allowance for $16.1 million has been established for these credits.

Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
None of the changes to GAAP that went into effect during the nine months ended September 30, 2015 is expected to have an impact on our future trends.
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

Economic Income Reconciliations
Economic Income
The following tables present the reconciliations of Economic Income to our GAAP net income allocated to Class A Shareholders for the periods presented in this MD&A:

	Three Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$12,640	$4,777	$17,417
Net income allocated to the Och-Ziff Operating Group A Units	43,505	—	43,505
Equity-based compensation	26,983	564	27,547
Income taxes	12,422	—	12,422
Adjustment for incentive income allocations from consolidated funds subject to clawback	642	(4,026)	(3,384)
Allocations to Och-Ziff Operating Group D Units	3,109	138	3,247
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	3,813	3,813
Reorganization expenses	4,018	—	4,018
Changes in tax receivable agreement liability	533	—	533
Depreciation and amortization	2,797	189	2,986
Other adjustments	131	(687)	(556)
Economic Income—Non-GAAP	$106,780	$4,768	$111,548

	Three Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$18,781	$4,421	$23,202
Net income allocated to the Och-Ziff Operating Group A Units	57,946	—	57,946
Equity-based compensation	27,987	741	28,728
Income taxes	36,111	(1)	36,110
Adjustment for incentive income allocations from consolidated funds subject to clawback	(2,175)	23,910	21,735
Allocations to Och-Ziff Operating Group D Units	4,944	—	4,944
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	3,909	(5,820)	(1,911)
Reorganization expenses	4,023	—	4,023
Changes in tax receivable agreement liability	(20,653)	—	(20,653)
Depreciation and amortization	1,420	187	1,607
Other adjustments	(76)	(63)	(139)
Economic Income—Non-GAAP	$132,217	$23,375	$155,592

	Nine Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$4,774	$43,274	$48,048
Net income allocated to the Och-Ziff Operating Group A Units	175,239	—	175,239
Equity-based compensation	84,257	2,333	86,590
Income taxes	119,607	—	119,607
Adjustment for incentive income allocations from consolidated funds subject to clawback	(184)	(40,478)	(40,662)
Allocations to Och-Ziff Operating Group D Units	13,995	701	14,696
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	7,407	7,407
Reorganization expenses	12,052	—	12,052
Changes in tax receivable agreement liability	(47,893)	—	(47,893)
Depreciation and amortization	7,575	560	8,135
Other adjustments	532	(978)	(446)
Economic Income—Non-GAAP	$369,954	$12,819	$382,773

	Nine Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$56,218	$1,552	$57,770
Net income allocated to the Och-Ziff Operating Group A Units	180,508	—	180,508
Equity-based compensation	83,539	1,058	84,597
Income taxes	90,919	110	91,029
Adjustment for incentive income allocations from consolidated funds subject to clawback	(20,394)	24,006	3,612
Allocations to Och-Ziff Operating Group D Units	14,418	—	14,418
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	7,202	(884)	6,318
Reorganization expenses	12,065	—	12,065
Changes in tax receivable agreement liability	(24,472)	—	(24,472)
Depreciation and amortization	4,680	558	5,238
Other adjustments	(1,059)	(241)	(1,300)
Economic Income—Non-GAAP	$403,624	$26,159	$429,783

Economic Income Revenues
The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$157,421	$5,357	$162,778	$166,837	$5,069	$171,906
Adjustment to management fees(1)	(75)	—	(75)	(3,569)	—	(3,569)
Management Fees—Economic Income Basis—Non-GAAP	157,346	5,357	162,703	163,268	5,069	168,337

Incentive income—GAAP	35,615	—	35,615	28,011	—	28,011
Adjustment to incentive income(2)	1,292	2,046	3,338	3,100	29,355	32,455
Incentive Income—Economic Income Basis—Non-GAAP	36,907	2,046	38,953	31,111	29,355	60,466
Other revenues	572	7	579	277	7	284
Total Revenues—Economic Income Basis—Non-GAAP	$194,825	$7,410	$202,235	$194,656	$34,431	$229,087

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$481,249	$14,958	$496,207	$484,396	$10,311	$494,707
Adjustment to management fees(1)	(2,652)	—	(2,652)	(12,156)	—	(12,156)
Management Fees—Economic Income Basis—Non-GAAP	478,597	14,958	493,555	472,240	10,311	482,551

Incentive income—GAAP	121,262	—	121,262	91,022	—	91,022
Adjustment to incentive income(2)	8,710	5,801	14,511	13,476	29,355	42,831
Incentive Income—Economic Income Basis—Non-GAAP	129,972	5,801	135,773	104,498	29,355	133,853
Other revenues	1,523	25	1,548	910	21	931
Total Revenues—Economic Income Basis—Non-GAAP	$610,092	$20,784	$630,876	$577,648	$39,687	$617,335
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

Economic Income Expenses
The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$63,912	$6,690	$70,602	$69,461	$4,654	$74,115
Adjustment to compensation and benefits(1)	(30,163)	(4,514)	(34,677)	(36,841)	5,080	(31,761)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$33,749	$2,176	$35,925	$32,620	$9,734	$42,354

Interest expense and general, administrative and other expenses—GAAP	$70,212	$655	$70,867	$23,337	$1,511	$24,848
Adjustment to interest expense and general, administrative and other expenses(2)	(15,913)	(189)	(16,102)	6,487	(189)	6,298
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$54,299	$466	$54,765	$29,824	$1,322	$31,146

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$194,931	$16,964	$211,895	$194,614	$12,050	$206,664
Adjustment to compensation and benefits(1)	(99,111)	(10,440)	(109,551)	(105,159)	(174)	(105,333)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$95,820	$6,524	$102,344	$89,455	$11,876	$101,331

Interest expense and general, administrative and other expenses—GAAP	$141,363	$2,002	$143,365	$105,138	$2,212	$107,350
Adjustment to interest expense and general, administrative and other expenses(2)	2,965	(561)	2,404	(15,689)	(560)	(16,249)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$144,328	$1,441	$145,769	$89,449	$1,652	$91,101
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

Other Economic Income Items
The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures—GAAP	$(146)	$—	$(146)	$76	$—	$76
Adjustment to net gains (losses) on investments in Och-Ziff funds and joint ventures(1)	146	—	146	(76)	—	(76)
Net Gains on Joint Ventures—GAAP	$—	$—	$—	$—	$—	$—

Net income allocated to noncontrolling interests—GAAP	$45,962	$33,009	$78,971	$44,385	$38,850	$83,235
Adjustment to net income allocated to noncontrolling interests(2)	(45,965)	(33,009)	(78,974)	(44,390)	(38,850)	(83,240)
Net Loss Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(3)	$—	$(3)	$(5)	$—	$(5)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$41	$2	$43	$5,949	$—	$5,949
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(41)	(2)	(43)	(1,075)	—	(1,075)
Net Gains on Joint Ventures—GAAP	$—	$—	$—	$4,874	$—	$4,874

Net income allocated to noncontrolling interests—GAAP	$194,563	$75,783	$270,346	$235,917	$107,979	$343,896
Adjustment to net income allocated to noncontrolling interests(2)	(194,573)	(75,783)	(270,356)	(235,923)	(107,979)	(343,902)
Net Loss Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(10)	$—	$(10)	$(6)	$—	$(6)
_______________

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains to be reflective of our operating performance.

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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of September 30, 2015 and December 31, 2014, would have resulted in a change of approximately $3.5 billion and $4.0 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of October 1, 2015 (the date management fees are calculated for the fourth quarter of 2015) would impact management fees charged on that day by approximately $12.1 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2015, would have impacted management fees charged on that day by approximately $13.6 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of September 30, 2015 and December 31, 2014, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income allocated to Class A Shareholders or Economic Income.

Interest Rate Risk
Our Notes and Aircraft Loan are fixed-rate borrowings. Future borrowings (if any) under our Revolving Credit Facility will bear interest at rates indexed to LIBOR. There are currently no borrowings outstanding under our Revolving Credit Facility. We estimate that as of September 30, 2015 and December 31, 2014, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net income allocated to Class A Shareholders or Economic Income.
Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly indexed to LIBOR, were to increase by 10% over LIBOR as of September 30, 2015 and December 31, 2014, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2015.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Dated: November 3, 2015

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer and Executive Managing Director