Form 10-K
period 2015-12-31
Och-Ziff Capital Management Group LLC
filed 2016-02-11
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $2.1 billion. As of February 5, 2016, there were 181,189,090 Class A Shares and 297,317,400 Class B Shares outstanding.
Documents Incorporated by Reference
Portions of the definitive proxy statement for the 2016 annual meeting of Och-Ziff Capital Management Group LLC’s shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

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

PART I
Item 1. Business
Business Description
Och-Ziff is a leading global institutional alternative asset manager, with approximately $43.7 billion in assets under management as of February 1, 2016. We provide asset management services through our funds, which pursue a broad range of global investment opportunities, and by developing new, carefully considered investment products. We also offer customized solutions within and across our product platforms to help our fund investors meet their investment objectives. Our funds invest across numerous asset classes and geographies, with a breadth we believe is offered by few alternative asset management firms.
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
We have built an experienced investment management team with a well-established presence in the United States, Europe and Asia. As of December 31, 2015, we had 659 employees worldwide, including 181 investment professionals, 22 active executive managing directors and 81 managing directors working from our offices in New York, London, Hong Kong, Mumbai, Beijing, Dubai, Shanghai and Houston. Our New York office was established in 1994 and has been operational for over 20 years. Our London office, established in 1998, houses our European investment team. Our Hong Kong office, established in 2001, houses the majority of our Asian investment team. See “—Employees” for additional information on our global headcount.
We currently have two operating segments: the Och-Ziff Funds segment and our real estate business. The Och-Ziff Funds segment is currently our only reportable operating segment under GAAP and provides asset management services to our multi-strategy funds, dedicated credit funds and other alternative investment vehicles. Our real estate business, which provides asset management services to our real estate funds, is included within Other Operations, as it does not meet the threshold of a reportable operating segment under GAAP. See Note 16 to our consolidated financial statements included in this annual report for additional information regarding the Och-Ziff Funds segment.
Our primary sources of revenues are management fees, which are based on the amount of our assets under management, and incentive income, which is based on the investment performance of our funds. Accordingly, for any given period, our revenues will be driven by the combination of assets under management and the investment performance of our funds.
Our Assets Under Management
Our assets under management are a function of the capital that is allocated to us by the investors in our funds and the investment performance of our funds. Over the last ten years, we have increased our total assets under management at a compound annual growth rate (“CAGR”) of 11% to $45.5 billion as of December 31, 2015.

OCH-ZIFF HISTORICAL ASSETS UNDER MANAGEMENT

CAGR
3 Year: 12%
5 Year: 10%
10 Year: 11%
$50.0
$40.0
$30.0
$20.0
$10.0
$0.0
$15.6
$22.6
$33.4
$27.0
$23.1
$27.9
$28.8
$32.6
$40.2
$47.5
$45.5
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015

(DOLLARS IN BILLIONS AS OF DECEMBER 31)

For additional information regarding assets under management, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Assets Under Management and Fund Performance Information.”
Overview of Our Funds
Multi-Strategy
As of December 31, 2015, we managed approximately $29.5 billion of assets under management in our multi-strategy funds, or 65% of our total assets under management. The portfolio composition of our multi-strategy funds is determined by evaluating what we believe are the best market opportunities for each fund, consistent with each fund’s goal of generating consistent, positive, risk-adjusted returns while protecting fund investor capital. The primary investment strategies we employ in our multi-strategy funds include the following:

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
The OZ Master Fund, our global multi-strategy fund, opportunistically allocates capital between our investment strategies in North America, Europe and Asia based on market conditions and attractive investment opportunities. The OZ Master Fund generally employs every strategy and geography in which our funds invest and constituted approximately 53% of our assets under management as of December 31, 2015. Our other funds implement geographical- or strategy-focused investment programs. The investment performance for our other funds may vary from those of the OZ Master Fund, and that variance may be material.
The chart below presents the composition, by strategy (excluding residual assets attributable to redeeming investors), of the OZ Master Fund as of January 1, 2016:
The table below sets forth, as of December 31, 2015, the net annualized return, volatility and Sharpe Ratio of the OZ Master Fund, the Och-Ziff Multi-Strategy Composite (as defined below), the S&P 500 Index and the MSCI World Index. This table is provided for illustrative purposes only. The performance reflected in the table below is not necessarily indicative of the future results of the OZ Master Fund. There can be no assurance that any Och-Ziff fund will achieve comparable results. An investment in our Class A Shares is not an investment in any of our funds. See “Item 1A. Risk Factors—Risks Related to Our

Business—An investment in our Class A Shares is not an alternative to an investment in any of our funds, and the returns of our funds should not be considered as indicative of any returns expected on our Class A Shares, although poor investment performance of, or lack of capital flows into, the funds we manage could have a materially adverse impact on our revenues and, therefore, the returns on our Class A Shares.”
Past performance is no indication or guarantee of future results.

Net Annualized Return through December 31, 2015	1 Year	3 Years	5 Years	Since OZ Master Fund Inception (January 1, 1998)	Since Och-Ziff Multi-Strategy Composite Inception (April 1, 1994)
OZ Master Fund Composite(1)	-0.4%	6.2%	5.9%	9.1%	n/a
Och-Ziff Multi-Strategy Composite(2)	-0.4%	6.2%	5.9%	9.1%	12.2%
S&P 500 Index(3)	1.4%	15.1%	12.6%	6.2%	9.4%
MSCI World Index(3)	2.7%	13.7%	10.2%	5.4%	7.2%

Volatility - Standard Deviation (Annualized)(4)
OZ Master Fund Composite(1)	6.1%	5.0%	4.4%	5.0%	n/a
Och-Ziff Multi-Strategy Composite(2)	6.1%	5.0%	4.4%	5.0%	5.4%
S&P 500 Index(3)	13.7%	10.6%	11.7%	15.5%	14.9%
MSCI World Index(3)	13.9%	10.3%	11.3%	14.6%	14.0%

Sharpe Ratio(5)
OZ Master Fund Composite(1)	-0.10	1.21	1.28	1.31	n/a
Och-Ziff Multi-Strategy Composite(2)	-0.10	1.21	1.28	1.31	1.68
S&P 500 Index(3)	0.09	1.41	1.06	0.24	0.42
MSCI World Index(3)	0.18	1.31	0.89	0.20	0.30
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

(2)
The Och-Ziff Multi-Strategy Composite is provided as supplemental information to the OZ Master Fund Composite. The Och-Ziff Multi-Strategy Composite represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since our inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies we followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion and has varied materially since inception and is expected to vary materially in the future.

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

Credit
As of December 31, 2015, we managed approximately $12.6 billion of assets under management in our dedicated credit funds, or 28% of our total assets under management. Our dedicated credit funds are comprised of our opportunistic credit funds and our Institutional Credit Strategies products.
Opportunistic Credit Funds
As of December 31, 2015, we managed approximately $5.4 billion of assets under management in our opportunistic credit funds. Our opportunistic credit funds seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally. As of December 31, 2015, assets under management in the OZ Credit Opportunities Master Fund, our global opportunistic credit fund, totaled $1.5 billion. The remainder of the assets under management in our opportunistic credit funds was comprised of various open-end and closed-end funds, as well as customized solutions structured to meet our fund investors’ needs.
Institutional Credit Strategies
As of December 31, 2015, we managed approximately $7.2 billion of assets under management in our Institutional Credit Strategies products. Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs and other customized solutions for clients.
Real Estate
As of December 31, 2015, we managed approximately $2.0 billion of assets under management in our real estate funds, or 5% of our total assets under management. Our real estate funds employ a situation-specific, opportunistic investment strategy, combined with a disciplined risk assessment process. These funds seek to diversify investments across geography, asset types and transaction structures to actively balance the portfolios within each of the funds.
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

Diversification of Assets Under Management
We continue to pursue a strategy of diversifying our assets under management primarily by expanding our fund offerings in dedicated credit, real estate and other strategy-specific funds (collectively, “Dedicated Strategy Funds”). As of December 31, 2015, these assets under management totaled $16.0 billion, or 35% of our total assets under management, compared with $1.4 billion, or 5%, five years ago. We believe that we are well positioned to continue to increase the diversification of our asset base through the growth of these products. Diversifying the mix of our assets under management should also enable us, over time, to recognize a greater proportion of our incentive income throughout the year rather than earning substantially all of it in the fourth quarter.

As we have continued to diversify the type of funds we offer, we have also increased the amount of our longer-term assets under management. Over the last five years, our longer-term assets under management, which are those subject to initial commitment periods of three years or longer, have increased from approximately 13% to 37% of our total assets under management as of December 31, 2015. Our longer-term assets under management are comprised of a portion of the capital invested in the OZ Master Fund and certain other multi-strategy funds, as well as the majority of the capital in our Dedicated Strategy Funds. For additional information regarding longer-term assets under management, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Longer-Term Assets Under Management.”
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
Investments by our executive managing directors and employees collectively comprised approximately 7% of our total assets under management as of January 1, 2016. The single largest unaffiliated investor in our funds accounted for approximately 8% of our total assets under management as of January 1, 2016, and the top five unaffiliated fund investors accounted for approximately 23%. Approximately 26% of our investors were from outside North America as of January 1, 2016. These percentages, as well as those presented in the chart below, exclude assets under management in our CLOs, which are held by various types of investors.
The following chart presents the composition of our fund investors by type across our funds as of January 1, 2016:
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

•
Alignment of interests.  We structure our business to align our executive managing directors’ and employees’ interests with those of the investors in our funds and our Class A Shareholders. Investments by our executive managing directors, employees and certain other related parties in our funds collectively comprised approximately $2.6 billion of our total assets under management as of January 1, 2016. Additionally, our executive managing directors have a 62.2% direct equity ownership interest in the firm and receive distributions that are directly tied to the firm’s profitability. Our 81 managing directors have a compensation structure that includes receiving a portion of any bonus compensation in equity that vests over time.

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

•
Synergies among investment strategies.  Our funds invest across a broad range of asset classes and geographies. Our investment professionals have extensive experience and many are specialized by strategy, industry sector or asset class. Our one-firm culture and collaborative approach encourage investment professionals to leverage the experience of our global investment teams across strategies and geographies. This creates synergies that add to our market insight, enhance our due diligence efforts, and improve our ability to identify attractive investment opportunities.

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

•
Focus on infrastructure.  Since our firm’s inception, we have focused on building a robust infrastructure with an emphasis on strong financial, operational and compliance-related controls. As of December 31, 2015, of the firm’s 103 active executive managing directors and managing directors, 34 are dedicated to our global infrastructure, reinforcing our commitment to this important part of our business. As a public company, we are required to identify and document key processes and controls, which are subject to independent review. Additionally, we have added a number of independent, third-party processes to our fund operations that provide independent information to our fund investors.

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

Our Structure
Och-Ziff Capital Management Group LLC
Och-Ziff Capital Management Group LLC is a publicly traded holding company, and its primary assets are ownership interests in the Och-Ziff Operating Group entities, which are held indirectly through two intermediate holding companies, Och-Ziff Corp and Och-Ziff Holding. We conduct our business through the Och-Ziff Operating Group.
Och-Ziff Capital Management Group LLC currently has two classes of shares outstanding: Class A Shares and Class B Shares.
Class A Shares.    Class A Shares represent Class A limited liability company interests in Och-Ziff Capital Management Group LLC. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2015, represent 37.8% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon exchange of Och-Ziff Operating Group A Units (as defined below) by our executive managing directors, as described below, and upon vesting of equity awards granted under our Amended and Restated 2007 Equity Incentive Plan or 2013 Incentive Plan.
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
As of December 31, 2015, the Class B Shares represent 62.2% of our total combined voting power. Our executive managing directors have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability, or (ii) such time as our executive managing directors hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of our shareholders.
Och-Ziff Operating Group Entities
We conduct our business through the Och-Ziff Operating Group. Historically, we have used more than one Och-Ziff Operating Group entity to segregate our operations for business, financial, tax and other reasons. We may increase or decrease the number of our Och-Ziff Operating Group entities and intermediate holding companies based on our views as to the appropriate balance between administrative convenience and business, financial, tax and other considerations.
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
Och-Ziff Operating Group A Units.    One Class A operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group A Unit.” Our executive managing directors own 100% of the Och-Ziff Operating Group A Units, which as of December 31, 2015, represent a 62.2% equity interest in the Och-Ziff Operating Group. Och-Ziff Operating Group A Units are exchangeable for our Class A Shares at the discretion of the Exchange Committee (which consists of the members of the Partner Management Committee), on a one-for-one basis, subject to minimum retained ownership and vesting requirements by our executive managing directors and certain exchange rate adjustments for splits, unit distributions and reclassifications.
Och-Ziff Operating Group B Units.    One Class B operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group B Unit.” Each intermediate holding company holds a general partner interest and Och-Ziff Operating Group B Units in each Och-Ziff Operating Group entity that it controls. Our intermediate holding companies own 100% of the Och-Ziff Operating Group B Units, which, as of December 31, 2015, represent a 37.8% equity interest in the Och-Ziff Operating Group. The Och-Ziff Operating Group B Units are economically identical to the Och-Ziff Operating Group A Units held by our executive managing directors and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.
Och-Ziff Operating Group D Units.    We issue Class D operating group units to new executive managing directors in connection with their admission to the Och-Ziff Operating Group. In addition, we issue Och-Ziff Operating Group D Units in connection with performance-related grants to executive managing directors, including grants to active executive managing directors participating in The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan, which we refer to as the “PIP.” For additional information regarding the PIP, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Understanding Our Results—Expenses—Compensation and Benefits.”
One Class D operating group unit in each of the Och-Ziff Operating Group entities collectively represents one “Och-Ziff Operating Group D Unit.” The Och-Ziff Operating Group D Units are non-equity, limited partner profits interests that are only entitled to share in residual assets upon liquidation, dissolution or winding up to the extent that there has been a threshold amount of appreciation subsequent to issuance of the units. The Och-Ziff Operating Group D Units convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. Allocations to these interests are recorded within compensation and benefits in our consolidated statements of comprehensive income.

The diagram below depicts our organizational structure as of December 31, 2015(1):

Executive Managing Directors
Public Shareholders
100% Class B Shares
* no economic rights in Och-Ziff Capital Management Group LLC
* 62.2% of total combined voting power in Och-Ziff Capital Management Group LLC(3)
100% Class A Shares
* 100% of economic rights in Och-Ziff Capital Management Group LLC
* 37.8% indirect equity interest in Och-Ziff Operating Group
* 37.8% of total combined voting power in Och-Ziff Capital Management Group LLC
100% Och-Ziff Operating Group A Units(2)
* 62.2% of the equity interests in Och-Ziff Operating Group
* limited partner interest
* exchangeable for Och-Ziff Capital Management Group LLC Class A Shares (subject to vesting, minimum retained ownership requirements and transfer restrictions)
Och-Ziff Capital Management Group LLC (NYSE: OZM)
100%
100%
Och-Ziff Corp
Och-Ziff Holding
Sole General Partner
100% Och-Ziff Operating Group B Units
* 37.8% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units
* 37.8% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units
* 37.8% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Och-Ziff Operating Group(4)(5)
OZ Management
OZ Advisors I
OZ Advisors II

_______________

(1)
This diagram does not give effect to 11,253,301 Class A restricted share units, or “RSUs,” that were outstanding as of December 31, 2015, and were granted to our executive managing directors, managing directors, other employees and the independent members of our Board of Directors.

(2)
Mr. Och and the other executive managing directors hold Och-Ziff Operating Group A Units representing 32.8% and 29.3%, respectively, of the equity in the Och-Ziff Operating Group, excluding the 7,173,992 Class A Shares collectively owned directly by Mr. Och and certain other executive managing directors. Our executive managing directors also hold Class C Non-Equity Interests and Och-Ziff Operating Group D Units as described below in notes (4) and (5).

(3)
Mr. Och holds Class B Shares representing 32.8% of the voting power of our Company and the other executive managing directors hold Class B Shares representing 29.3% of the voting power of our Company. Our executive managing directors have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. In addition, Mr. Och controls an additional 0.4% of our total combined voting power through his direct ownership of 1,957,071 Class A Shares.

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

(5)
Not presented in the diagram above are Och-Ziff Operating Group D Units, which represent an approximately 5.0% profits interest in the Och-Ziff Operating Group, and are not considered equity interests for GAAP purposes. Our executive managing directors hold all of the Och-Ziff Operating Group D Units.

Beginning in 2016, we began to provide profit sharing interests (“PSIs”) to new executive managing directors upon their admission as partners to the Och-Ziff Operating Group entities. PSIs are non-equity, limited partner profits interests in the Och-Ziff Operating Group that participate in distributions of future profits of the Och-Ziff Operating Group on a pro rata basis with the Och-Ziff Operating Group A, B and D Units and may share in residual assets upon liquidation, dissolution or winding up to the extent that there has been a threshold amount of appreciation subsequent to issuance of the PSIs. Subject to the discretion of the Chairman of the Partner Management Committee (the “PMC Chairman”), distributions on the PSIs are generally expected to be made as follows: 50% in cash; 25% in the form of Och-Ziff Operating Group D Units; and 25% in deferred cash interests (“DCIs”). These DCIs reflect notional Och-Ziff fund investments made by the Company on behalf of an executive managing director that are subject to multi-year vesting and forfeiture conditions. Upon vesting, the Company pays the executive managing director in an amount equal to the notional investment represented by the DCIs, as adjusted for notional fund performance. PSIs are subject to forfeiture upon the departure of an executive managing director, and the number of PSIs held by an executive managing director can be increased or decreased each year at the PMC Chairman’s discretion.
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
We also organize certain funds (e.g., our real estate funds and certain opportunistic credit funds) without the use of a master-feeder structure. Finally, the CLOs we manage are collateralized financing vehicles that issue notes to investors and use those proceeds to acquire various types of credit-related investments that serve as collateral for the notes. Senior notes issued by these vehicles make periodic payments based on a stated interest rate, while the most subordinated notes have no stated interest rate but receive periodic payments from excess cash flows remaining after periodic payments have been made to the other notes and for fees and expenses due.
All of our funds are managed by the Och-Ziff Operating Group. Any of our existing or future funds may invest using any alternative structure that is deemed useful or appropriate.
Employees
As of December 31, 2015, our worldwide headcount was 659 (including 87 in the United Kingdom and 48 in Asia), with 181 investment professionals (including 44 in the United Kingdom and 20 in Asia). As of this date, we had 22 active executive managing directors and 81 managing directors.

Regulatory Matters
Our business is subject to extensive regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Since 1999, we have been registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, which we refer to as the “Advisers Act.” We are also a company subject to the registration and reporting provisions of the Exchange Act, and therefore subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, which we refer to as “ERISA.” As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the Commodity Futures Trading Commission, which we refer to as the “CFTC.” We are also subject to regulation and oversight by the National Futures Association in the U.S., as well as other regulatory bodies.
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
Daniel S. Och, 55, is the founder of the Och-Ziff Capital Management Group. Mr. Och serves as Och-Ziff’s Chief Executive Officer and Chairman of the Board of Directors and the Partner Management Committee. Prior to founding Och-Ziff in 1994, Mr. Och spent eleven years at Goldman, Sachs & Co. He began his career in the Risk Arbitrage Department, and later responsibilities included Head of Proprietary Trading in the Equities Division and Co-Head of U.S. Equities Trading. Mr. Och holds a B.S. in Finance from the Wharton School of the University of Pennsylvania.
Joel M. Frank, 60, is Chief Financial Officer and is a member of Och-Ziff’s Board of Directors and Partner Management Committee. Prior to joining Och-Ziff at its inception in 1994, Mr. Frank was with Rho Management Company, Inc.

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
Zoltan Varga, 42, is Head of Asian Investing for Och-Ziff, is a member of Och Ziff’s Partner Management Committee and helps manage Och-Ziff’s Hong Kong office. Prior to joining Och-Ziff in 1998, Mr. Varga was with Goldman, Sachs & Co. as an Investment Banking Analyst in the Mergers and Acquisitions Department. Mr. Varga holds a B.A. in Economics from DePauw University.
Harold A. Kelly, 52, is Head of Global Convertible and Derivative Arbitrage for Och-Ziff and is a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 1995, Mr. Kelly spent seven years trading various financial instruments and held positions at Cargill Financial Services Corporation, Eagle Capital Management, Merrill Lynch International, Ltd. and Buchanan Partners, Ltd. Mr. Kelly holds a B.B.A. in Finance and also holds an M.B.A. and a Ph.D. in Business Administration from The University of Georgia.
James S. Levin, 32, is Head of Global Credit for Och-Ziff and is a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 2006, Mr. Levin was an Associate at Dune Capital Management LP. Prior to that, Mr. Levin was an analyst at Sagamore Hill Capital Management, L.P. Mr. Levin holds a B.A. in Computer Science from Harvard University.
David M. Becker, 68, is Chief Legal Officer of Och-Ziff and is a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 2014, Mr. Becker was a partner with Cleary Gottlieb Steen & Hamilton LLP from 2011 to 2014 and from 2002 to 2009. Mr. Becker served at the SEC as General Counsel and Senior Policy Director from 2009 to 2011, as General Counsel from 2000 to 2002, and as Deputy General Counsel from 1998 to 1999.  Before then, he was a partner and associate with Wilmer, Cutler & Pickering from 1978 to 1998. He clerked for Associate Justice Stanley Reed of the United States Supreme Court and for Judge Harold Leventhal of the U.S. Court of Appeals for the D.C. Circuit. Mr. Becker holds an A.B. from Columbia College and a J.D. from Columbia Law School, where he was Editor-in-Chief of the Law Review. Mr. Becker is admitted to the bars of New York and the District of Columbia.
Wayne Cohen, 41, is Chief Operating Officer of Och-Ziff and is a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 2005, Mr. Cohen was an Associate at Schulte Roth & Zabel. Mr. Cohen holds a B.A. in International Relations from Tulane University and a J.D. from New York University School of Law.

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
The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, financial condition or results of operations. During 2015, we experienced redemptions of approximately $6.7 billion from our funds. We may continue to experience elevated redemption levels and, if economic and market conditions remain uncertain or worsen, we may once again experience significant redemptions.
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
Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management and the amount of incentive income we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds as of the relevant commitment period, which generally is as of the end of each calendar year; however, as of December 31, 2015, with respect to 37% of assets under management, the initial commitment period can be three years or longer depending on how the assets are invested. The expiration of these commitment periods may occur on dates other than December 31, which, in certain circumstances, may cause increased volatility in our results. Moreover, in a typical year, we determine the amount of our annual discretionary cash bonus during the fourth quarter based on total annual revenues.

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
In addition to the competitive pressures described above, as we diversify by offering new or enhanced products and investment platforms, the average management fee rate we earn on our assets under management may fall as a result of a larger proportion of our assets under management being invested in products that earn lower management fee rates. For example, our average management fee rate has fallen during the period 2013 to 2015 from 1.53% to 1.39% of weighted-average assets under management. The decrease is due primarily to a disproportionate increase in the assets under management in our opportunistic credit funds and our Institutional Credit Strategies products, which earn lower management fee rates than our multi-strategy funds, consistent with market convention for these products.
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
On November 20, 2014, OZ Management, as borrower, and certain of our other subsidiaries, as guarantors (collectively, with certain of their respective subsidiaries, the “Och-Ziff Operating Group Credit Parties”), entered into a $150 million unsecured revolving credit and guaranty agreement which was subsequently amended on December 29, 2015 (as amended, the “Revolving Credit Facility”), with certain financial institutions, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and certain other parties party thereto. On November 20, 2014, Och-Ziff Finance Co. LLC (“Och-Ziff Finance”), an indirect subsidiary of the Company, issued $400 million in aggregate principal amount of its 4.50% Senior Notes due 2019 (the “Notes”) pursuant to an indenture (as supplemented by a supplemental indenture, the “Indenture”) among Och-Ziff Finance and the Och-Ziff Operating Group entities (excluding Och-Ziff Finance, collectively, the “Notes Guarantors”) and Wilmington Trust, National Association, as trustee.
The Revolving Credit Facility provides for a revolving credit facility with a maturity of five years and contains a number of restrictive covenants that collectively impose significant operating and financial restrictions on the Och-Ziff Operating Group Credit Parties, including restrictions that may limit their ability to engage in acts that may be in our long-term best interests.
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
The Revolving Credit Facility also identifies a number of events that, if they occur or are continuing, would constitute an event of default under this agreement. The events of default include a change of control, which would occur if any person or group, other than certain permitted holders (including, but not limited to, Daniel S. Och, our other executive managing directors, and each of their respective related entities), becomes the beneficial owner, directly or indirectly, of at least 50% (on a fully diluted basis) of the voting interests in the Och-Ziff Operating Group. Similarly, the Indenture provides for customary events of default and, if a change of control repurchase event occurs, Och-Ziff Finance will be required to offer to repurchase the Notes at a price in cash equal to 101% of the aggregate principal amount of the Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.
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
Although we believe that the PIP will help us retain and further motivate our active executive managing directors, Performance Unit Awards to participating Pre-IPO Partners under the PIP may involve the issuance of substantial additional equity interests in our business to such executive managing directors and the incurrence of significant additional expenses. For the two remaining years covered by the PIP, in the aggregate, the Eligible Pre-IPO Partners collectively may receive up to 5,541,498 Och-Ziff Operating Group D Units over the two-year period if a determination is made for each such year to award the maximum number of Performance Unit Awards to all of the Eligible Pre-IPO Partners. The maximum aggregate amount of Performance Cash Awards for each year will be capped at 10% of our incentive income earned during that year, up to a maximum of $39.6 million. For the two remaining years covered by the PIP, in the aggregate, the Eligible Pre-IPO Partners, collectively, may receive Performance Cash Awards in a maximum aggregate amount of $79.2 million over the two-year period if, for each such year, we earn enough incentive income and a determination is made to award the maximum aggregate amount of Performance Cash Awards for such year to all of the Eligible Pre-IPO Partners. In addition, in order to retain and further motivate our active executive managing directors, we may determine from time to time to make additional grants of Och-Ziff Operating Group D Units or cash. Awards of units, including under the PIP, will cause dilution to existing Class A Shareholders, thereby reducing amounts available for distribution to each Class A Shareholder. In addition, any cash awards made to our active executive managing directors will cause our total compensation and benefits expense to increase and will adversely affect our profitability. If we are unable to retain the services of any of our active executive managing directors, the loss of their services could have a material adverse effect on our business, financial condition or results of operations, including by harming our ability to maintain or grow assets under management in existing funds or raise additional funds in the future.
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
Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the Advisers Act and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the United States Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. In addition, we are subject to regulation by the Department of Labor under ERISA. In the United Kingdom (“UK”), our UK sub-adviser is subject to regulation by the UK Financial Conduct Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong, the Securities and Exchange Board of India and the Dubai Financial Services Authority.
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
Since 2011, we have been investigated by the SEC and the DOJ concerning possible violations of the FCPA and other laws. The investigation concerns an investment by a foreign sovereign wealth fund in some of our funds in 2007 and investments by some of our funds, both directly and indirectly, in a number of companies in Africa. While the Company is unable to predict the full scope, duration or outcome of the SEC and DOJ investigation, it believes that it is reasonably likely that the outcome would include the government pursuing remedies. The Company expects to enter into discussions to resolve any actions that may arise out of the investigation at the appropriate time in the future. The SEC and DOJ have a broad range of civil and criminal sanctions available to them under the FCPA and other laws.We are currently unable to estimate the range of possible loss. While the ultimate impact of any sanctions that may arise cannot be estimated at this time, any such resolution could have a material adverse effect on our business, financial condition or results of operations.
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
Title VII of the Dodd-Frank Act (the “Derivatives Title”) imposes a comprehensive regulatory regime on over-the-counter (“OTC”) derivatives and the operations of the markets for, and the activities of the dealers in and users of, OTC derivatives. The Derivatives Title, among other things: (i) requires a substantial majority of OTC derivatives, including “swaps” (such as rate, credit, equity and commodity swaps) and “security-based swaps” (swaps and security-based swaps, collectively, “Swaps”), to be traded on a regulated exchange and cleared through a regulated clearing entity, potentially increasing significantly the collateral costs associated with such activities; (ii)  imposes initial and variation margin requirements on certain entities whose derivatives are not cleared through a regulated clearing entity; (iii) creates several new classes of CFTC and SEC registrants, including “swap dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” that are subject to comprehensive regulation, including minimum net capital, margin, disclosure, reporting and recordkeeping requirements, conflicts of interest policies and procedures, new business conduct standards and other regulatory requirements; and (iv) expands the CFTC’s authority to impose speculative position limits with respect to derivative instruments, including Swaps on certain physical commodities (such as Swaps based on oil, gas, precious metals and agricultural commodities) and aggregate position limits for those instruments (including futures and options contracts and other listed instruments that are economically equivalent to such contracts) based on the same underlying physical commodity.
We are and may be directly and indirectly affected by the Derivatives Title and its rules, including but not limited to potential results such as increased clearing and margin costs and decreased liquidity. Although many of the regulations under the Derivative Title have been adopted, certain issues under the Derivatives Title that were to be addressed by the regulators have not yet been addressed in final form. At this time we still cannot fully predict what impact the Derivatives Title will have on us, the funds we manage, our counterparties, the financial services industry or the markets, although we have already seen meaningful impacts on the financial services industry and the markets, both positive and negative.
On December 18, 2014, the Financial Stability Oversight Council (the “Council”) released a notice seeking public comment regarding potential risks to U.S. financial stability from asset management products and activities and on February 4, 2015, the Council approved supplemental procedures for reviewing nonbank financial companies for potential designation as systematically important financial institutions (“SIFI”). If we or any of our funds were to be designated as a SIFI, or otherwise designated by the Council as presenting systemic risk, we would be subject to limitations on our ability to conduct certain activities, along with increased costs of doing business in the form of fees and assessments associated with such designation as well as by virtue of increased regulatory compliance costs, all of which would be likely to adversely affect our competitive position.
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
Effective September 23, 2013, and pursuant to a mandate under the Dodd-Frank Act, the SEC adopted amendments to Rule 506 of Regulation D under the Securities Act (“Rule 506”) that disqualify issuers, such as our funds, from relying on the exemption from registration provided by Rule 506 in connection with a securities offering structured as a private placement if any “covered persons” are deemed to be “bad actors.” Specifically, an issuer generally will be precluded from conducting offerings that rely on the registration exemption provided by Rule 506 if a “covered person” has been subject to a relevant criminal conviction, regulatory or court order or other disqualifying event that occurred on or after September 23, 2013. For these purposes, the “covered persons” of an issuer include directors, certain officers, various entities related to the issuer, solicitors and promoters of the issuer and 20% beneficial owners of the issuer’s voting securities.  If any covered person is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 offering, which would result in significant additional expenses in connection with such offerings. Many of our funds continuously raise capital in reliance on Rule 506.  If one or more of our funds were to lose the ability to rely on the Rule 506 exemption, it could adversely affect our business, financial condition or results of operations.
These and other outstanding rulemakings mandated by the Dodd-Frank Act will be completed by various regulatory bodies and other groups over the next several years, and the Dodd-Frank Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action). As a result of the regulatory and other action yet to be taken, we do not know what the remaining final regulations under the Dodd-Frank Act will require and it is difficult to predict how significantly the Dodd-Frank Act will affect us. The Dodd-Frank Act will likely increase our administrative costs and could impose additional restrictions on our business.
A number of legislative proposals have been considered by past Congresses that would have characterized some or all of the income recognized from carried interests as ordinary income and would have treated such income as non-qualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes after a transition period or requiring us to restructure our operations to earn such non-qualifying income through taxable subsidiary corporations. In addition, versions of the prior proposals could have, if enacted, (i) prevented us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis, (ii) subjected holders of Class A Shares to tax on our conversion into a corporation or restructuring after the transition period, and (iii) increased the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain. The Obama administration has supported changing the treatment of carried interests in its budget proposals for 2017 (similar to its proposals in prior years). More broadly, Congress and the administration may consider potentially significant changes to various aspects of the tax law, including the deductibility of certain expenses and tax treatment of certain entities. Representative David Camp, then Chairman of the House Committee on Ways and Means, released a discussion draft of proposed legislation last year that would have, among other things, prevented us from qualifying for treatment as a partnership and characterized some or all of the income we may earn from carried interests as ordinary income.
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
The European Directive on Alternative Investment Fund Managers (the “AIFMD”) became effective on July 21, 2011, but with implementation taking place between July 22, 2013 and July 22, 2014. As of January 1, 2016, most (but not all) EU Member States had transposed the AIFMD into their domestic law. The AIFMD is complex and key aspects of it remain subject to further consultation and interpretation.
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
Separately to AIFMD, the EU is also introducing significant changes to the existing Markets in Financial Instruments Directive, known as “MiFID II.” The original MiFID, which came into force in 2007, is the foundational piece of legislation for financial services firms operating in the EU, including our UK affiliate Och-Ziff Management Europe Limited (“OZME”), which is authorised and regulated in the UK under MiFID. MiFID II is due to come into force with effect from January 2017 although (as at January 1, 2016) it is widely expected that MiFID II’s implementation date will be delayed by at least one year until January 2018 or later.
Many of the changes in MiFID II will impose significant new organizational, conduct, governance and reporting requirements on OZME, including new requirements around the receipt of inducements and the use of soft dollars / dealing commissions, enhanced transaction reporting and post-trade transparency requirements, formal telephone taping requirements, and new best execution rules. Further, new rules in MiFID II may restrict the ability of other Och-Ziff entities domiciled outside of the EU (known as “third-country firms”) to provide services to clients domiciled in the EU. Other changes resulting from MiFID II may have an impact (indirectly) on any Och-Ziff entity or client that trades on EU markets or trading venues, or does business with EU-regulated banks or brokers. This may include venue trading requirements for certain categories of shares and derivatives, product banning powers, algorithmic trading restrictions, and enhanced requirements around the provision of direct market access / direct electronic access services.
In addition to the AIFMD and MiFID II, the European Union has implemented, or is in the process of implementing a number of measures in response to the financial crisis or as part of an ongoing program of legislative changes. These include, but are not limited to:

•
A regulation on short selling and certain aspects of credit default swaps (which restricts uncovered short sales in EU shares, EU sovereign debt and EU sovereign debt-related credit default swaps and imposes a new disclosure requirement in respect of net short positions above a specified threshold).

•	A regulation on OTC derivatives, central counterparties and trade repositories (which imposes clearing, risk mitigation, margining and trade reporting requirements on OTC derivatives counterparties).

•	The Solvency II directive (which applies new capital charges on insurers for fund investments).

•
Amendments to the existing EU Transparency Directive regime (which includes changes to the regime for the notification of major shareholdings in the EU, by bringing into scope direct and indirect holdings of financial instruments with similar economic effects to shareholdings (as is already the case in the UK) and entitlements to acquire shares whether or not they give a right to physical settlement).

•
Amendments to the existing EU Market Abuse regime, in the form of a new directly applicable Market Abuse Regulation, known as MAR (which extends the existing market abuse regime to keep up to pace with market developments, to refine the definition of inside information, to introduce a new offense of “attempted market manipulation” and to strengthen regulatory authorities’ investigative and sanctioning powers).

Each or all of these measures could have direct and indirect effects on our business.
In addition, the UK has now introduced a new tax on “diverted profits,” effective April 1, 2015. The tax requirement remains controversial and, in some parts, unclear as to its operation. The rules also may not be retained after the implementation of new multi-lateral treaties that could arise out of the Base Erosion and Profit Shifting (BEPS) Project of the Organisation for Economic Co-operation and Development (OECD), which is currently reviewing various topics of international taxation. According to the UK government’s publications, the new rules are intended to counteract “contrived arrangements” to divert profits from the UK by avoiding a UK taxable presence or by other contrived arrangements between connected entities. A 25% rate of tax will apply to diverted profits relating to UK activity, targeting foreign companies that are perceived as exploiting the UK’s permanent establishment rules or creating other tax advantages by using transactions or entities that lack economic substance. Credit will be available in some circumstances for foreign taxes incurred on the same profits. Statements by the UK government indicate that the legislation was not primarily focused on investment funds such as our funds, or non-UK investment managers of such funds such as Och-Ziff. While it is not possible to reach a definitive conclusion that the funds or the management entities will not be affected, we consider there to be sufficiently strong arguments as to why neither our funds nor the management entities should self-report for this tax. It is worth noting in this regard that the UK government is of the view that the new tax is not within the terms of the U.S.-UK double taxation treaty, potentially limiting the availability of credit in the U.S., as well as treaty-based dispute resolution procedures.
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
In November 2019, our Revolving Credit Facility will expire and our Notes will mature. At those times, we will be required to either refinance or replace any outstanding indebtedness under the Revolving Credit Facility (or to obtain a new revolving line of credit), and the Notes, as applicable, by entering into one or more new credit facilities or issuing debt securities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay any outstanding loans under the Revolving Credit Facility, or the Notes, by using cash on hand or cash from the sale of our assets, which would reduce amounts available for compensation of our employees or distribution to our Class A Shareholders and our executive managing directors. No assurance can be given that we will be able to enter into new credit facilities, issue debt securities or issue equity in the future on attractive terms, or at all. Loans under the Revolving Credit Facility may be subject to a base rate plus a margin or a LIBOR-based floating rate plus a margin, and the interest expense we incur may vary with changes in the applicable LIBOR reference rate. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk,” for additional information regarding the impact that a change in LIBOR would have on our annual interest expense associated with our debt obligations.
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
As of December 31, 2015, our executive managing directors control approximately 63.7% of the total combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares and Mr. Och’s and certain other executive managing directors’ ownership of Class A Shares purchased on the open market. In addition, our executive managing directors will receive additional Class B Shares resulting in additional control upon the conversion of any Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units. Each of our executive managing directors that owns Class B Shares has granted to the Class B Shareholder Committee, the sole member of which is currently our founder, Mr. Och, an irrevocable proxy to vote all of their Class B Shares as the Committee may determine in its sole discretion. This proxy will terminate upon the later of Mr. Och’s withdrawal, death or disability, or such time as our executive managing directors hold less than 40% of our total combined voting power. Accordingly, Mr. Och currently has the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, he currently is able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. The control of voting power by Mr. Och could deprive Class A Shareholders of an opportunity to receive a premium for their Class A Shares as part of a sale of our Company, and might ultimately affect the market price of the Class A Shares. Upon Mr. Och’s withdrawal, death or disability, the Class B Shareholder Committee will consist of either the remaining members of the Partner Management Committee, who shall act by majority vote in such capacity, or an executive managing director elected by majority vote of the remaining members of the Partner Management Committee to serve as the sole member of the Class B Shareholder Committee.
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
As of December 31, 2015, our executive managing directors held 62.2% of the equity in the Och-Ziff Operating Group directly through Och-Ziff Operating Group A Units, rather than through ownership of our Class A Shares. In addition, as of December 31, 2015, our executive managing directors held a 5.0% interest in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group D Units, which are non-equity profit interests. Because they hold their economic interests in our business directly through the Och-Ziff Operating Group, our executive managing directors may have conflicting interests with holders of Class A Shares or with us. For example, our executive managing directors will have different tax positions from holders of our Class A Shares which could influence decisions of the Class B Shareholder Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our executive managing directors and the Ziffs under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our executive managing directors’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.

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
The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2015, 181,026,455 Class A Shares were outstanding and 33,132,319 interests were outstanding pursuant to our Amended and Restated 2007 Equity Incentive Plan, with approximately 4,643,551 Class A Shares and other plan interests that remain available for future grant under that plan. The Class A Shares reserved under the Amended and Restated 2007 Equity Incentive Plan are increased on the first day of each fiscal year during the plan’s term by the positive difference, if any, of (i) 15% of the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group A Units for Class A Shares) on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved for issuance under the plan as of such date. As of December 31, 2015, 32,619,018 interests were outstanding pursuant to our 2013 Incentive Plan, and approximately 46,242,698 Class A Shares and other plan interests remain available for future grant under that plan. The Class A Shares reserved under our 2013 Incentive Plan are increased on the first day of each fiscal year during the plan’s term by 15% of any increase in the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group Units (other than Och-Ziff Operating Group B Units) for Class A Shares) from the number outstanding on the first day of the immediately preceding fiscal year.
As of December 31, 2015, our executive managing directors owned an aggregate of 322,577,438 Och-Ziff Operating Group A and D Units. The holder of any Och-Ziff Operating Group A Units generally has the right to exchange each of its Och-Ziff Operating Group A Units for one of our Class A Shares (or, at our option, a cash equivalent), subject to vesting, minimum retained ownership requirements and transfer restrictions. The Och-Ziff Operating Group D Units convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. The Och-Ziff Operating Group A and D Units owned by our Pre-IPO Partners are subject to various new transfer restrictions which limit the number of such Units which may be exchanged for Class A Shares or cash under our Exchange Agreement, and therefore a limited number of Class A Shares may be resold by our Pre-IPO Partners from time to time. See “—Risks Related to Our Business—Our ability to retain and attract executive managing directors, managing directors and other investment professionals is critical to the success and growth of our business.”
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
As of December 31, 2015, DIC Sahir Limited (“DIC”) owns 29,953,094 of our Class A Shares, which it purchased from us concurrent with the consummation of our IPO pursuant to a Securities Purchase and Investment Agreement. The transfer restrictions originally imposed by such agreement no longer apply to any of DIC’s Class A Shares, and DIC will be able to sell these Class A Shares.
Our executive managing directors’ beneficial ownership of Class B Shares, our shareholders’ agreement, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.
Our executive managing directors own all of our Class B Shares, which as of December 31, 2015, represent approximately 62.2% of the total combined voting power of our Company. In addition, our executive managing directors have granted an irrevocable proxy to vote all of such shares to the Class B Shareholder Committee (the sole member of which is currently Mr. Och) as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, under the shareholders’ agreement entered into in connection with the IPO, the Class B Shareholder Committee has approval rights with respect to certain actions of our Board of Directors, including actions relating to a potential change in control, so long as our executive managing directors continue to hold at least 40% of our total combined voting power, and has the ability to initially designate five of the seven nominees to our Board of Directors, and, under our operating agreement, the Class B Shareholder Committee will have certain consent rights with respect to structural and other changes involving our Company. See “—Risks Related to Our Organization and Structure—Control by Mr. Och of the total combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.”
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
Our organizational documents and agreements permit the Board of Directors to modify our operating agreement from time to time, without the consent of the holders of Class A Shares, in order to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all of the holders of our Class A Shares. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders in a manner that reflects such holders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Internal Revenue Code of 1986, as amended (the “Code”), and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated, or disallowed, in a manner that adversely affects holders of the Class A Shares.
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
A number of legislative proposals have been considered by past Congresses that would have characterized some or all of the income recognized from carried interests as ordinary income and would have treated such income as non-qualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes after a transition period or requiring us to restructure our operations to earn such non-qualifying income through taxable subsidiary corporations. In addition, versions of the prior proposals could have, if enacted, (i) prevented us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis, (ii) subjected holders of Class A Shares to tax on our conversion into a corporation or restructuring after the transition period, and (iii) increased the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain. The Obama administration has supported changing the treatment of carried interests in its budget proposals for 2017 (similar to its proposals in prior years). Representative David Camp, then Chairman of the House Committee on Ways and Means, released a discussion draft of proposed legislation last year that would have, among other things, prevented us from qualifying for treatment as a partnership and characterized some or all of the income we may earn from carried interests as ordinary income.
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
New rules regarding U.S. federal income tax liability arising from IRS audits could adversely affect shareholders.
For taxable years of the Company beginning on or after January 1, 2018, U.S. federal income tax liability arising from an IRS audit will be borne by the Company, unless certain alternative methods are available and the Company elects to utilize them.  Under the new rules, it is possible that shareholders or the Company itself may bear responsibility for taxes attributable to adjustments to the taxable income of the Company with respect to tax years that closed before the shareholder owned shares in the Company.  Accordingly, this new legislation may adversely affect certain shareholders in certain cases.  These new rules differ from the existing rules, which generally provide that tax adjustments only affect the persons who were shareholders in the tax year in which the item was reported on the Company's tax return. The changes created by these new rules are uncertain and in many respects depend on the promulgation of future regulations or other guidance by the IRS or the U.S. Treasury.
As we currently do not intend to make, or cause to be made, an otherwise available election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of OZ Advisors II, a holder of Class A Shares could be allocated more taxable income in respect of those shares prior to disposition than if such an election were made.
We have not made and currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Code with respect to the Registrant or OZ Advisors II. Without such an election, there will generally be no adjustment to the basis of the assets of OZ Advisors II upon our acquisition of interests in OZ Advisors II in connection with an exchange of Och-Ziff Operating Group A Units for Class A Shares, or to the assets of the Registrant or of OZ Advisors II upon a subsequent transferee’s acquisition of Class A Shares from a prior holder of such shares, even if the purchase price for those interests or shares, as applicable, is greater than the share of the aggregate tax basis of the assets of the Registrant or OZ Advisors II attributable to those interests or units immediately prior to the acquisition. Consequently, upon a sale of an asset by the Registrant or OZ Advisors II, gain allocable to a holder of Class A Shares could include built-in gain in the asset existing at the time the Registrant acquired those interests, or such holder acquired such shares, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.
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
In order for us to be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis and we must not be required to register as an investment company under the 1940 Act. In order to effect such treatment, we (or our subsidiaries) may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings we may not have otherwise entered into. This may materially adversely affect our ability to operate solely to maximize our cash flows. Our structure also may impede our ability to engage in certain corporate acquisitive transactions because we generally intend to hold all of our assets through the Och-Ziff Operating Group. In addition, we may be unable to participate in certain corporate reorganization transactions that would be tax free to our holders if we were a corporation. To the extent we hold assets other than through the Och-Ziff Operating Group, we will make appropriate adjustments to the Och-Ziff Operating Group agreements so that distributions to our executive managing directors and us would be the same as if such assets were held at that level.
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
U.S. mutual funds that are treated as regulated investment companies, or RICs, for U.S. federal income tax purposes are required, among other things, to meet an annual 90% gross income and a quarterly 50% asset value test under Section 851(b) of the Code to maintain their favorable U.S. federal income tax status. The treatment of an investment by a RIC in Class A Shares for purposes of these tests will depend on whether our partnership will be treated as a “qualified publicly traded partnership.” If our partnership is so treated, then the Class A Shares themselves are the relevant assets for purposes of the 50% asset value test and the net income from the Class A Shares is the relevant gross income for purposes of the 90% gross income test. If, however, our partnership is not so treated, then the relevant assets are the RIC’s allocable share of the underlying assets held by our partnership and the relevant gross income is the RIC’s allocable share of the underlying gross income earned by our partnership. Whether our partnership will qualify as a “qualified publicly traded partnership” depends on the exact nature of its future investments, but we believe our partnership is not a “qualified publicly traded partnership.” We expect, however, that at least 90% of our annual gross income from the underlying assets held by our partnership will consist of dividends, interest and gains from the sale of securities or other income that qualifies for the RIC gross income test described above. As discussed above under “—You may be subject to U.S. federal income tax on your share of our taxable income, regardless of whether you receive any cash distributions from us,” RICs investing in Class A Shares may recognize income for U.S. federal income tax purposes without receiving a corresponding cash distribution. RICs should consult their own tax advisors about the U.S. tax consequences of an investment in Class A Shares.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in leased office space in New York. We also lease space for our operations in London, Hong Kong, Mumbai, Beijing, Dubai, Shanghai and Houston. The terms of these leases vary, but generally are long term. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.
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
Our Class A Shares are listed and traded on the NYSE under the symbol “OZM.” The following table presents information on the high and low last reported sales prices, as reported on the NYSE for our Class A Shares for the periods presented:

	Price Range of Our Class A Shares
	High	Low
2015
First quarter	$12.95	$10.73
Second quarter	$13.30	$12.17
Third quarter	$12.54	$8.60
Fourth quarter	$8.68	$5.27
2014
First quarter	$15.91	$13.04
Second quarter	$13.88	$11.65
Third quarter	$14.18	$10.71
Fourth quarter	$12.18	$10.41
Our Class B Shares are not listed on the NYSE and there is no, and we do not expect there would be any, other established trading market for these shares. All of our Class B Shares are owned by our executive managing directors and have no economic rights, but entitle holders to one vote per share on all matters submitted to a vote of our Class A Shareholders.
As of February 5, 2016, there were 10 holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends and Distributions” for information regarding dividends paid on our Class A Shares, as well as information on the declaration and payment of future dividends.
Recent Sales of Unregistered Securities
None.

OZM Stock Performance
The line graph and table below compares the cumulative total return on our Class A Shares with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Financials Index for the period of December 31, 2010 through December 31, 2015. The graph and table assume that $100 was invested simultaneously on December 31, 2010 in our Class A Shares, the S&P 500 Index and the S&P 500 Financials Index, respectively, that these investments were held until December 31, 2015, and that all dividends were reinvested. The past performance of our Class A Shares is not an indication of future performance.

	Period Ended December 31,
	2010	2011	2012	2013	2014	2015

Och-Ziff Capital Management Group LLC	$100.00	$58.10	$68.70	$122.14	$109.30	$62.84
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
S&P 500 Financials Index	$100.00	$82.94	$106.78	$144.79	$166.76	$164.15

Item 6. Selected Financial Data

	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011

	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$1,322,981	$1,542,284	$1,895,923	$1,226,602	$616,424
Total expenses	953,940	835,649	826,879	1,927,956	2,040,313
Total other income	(69,504)	143,725	282,468	212,984	19,782
Income taxes	132,224	139,048	95,687	82,861	59,581
Consolidated Net Income (Loss)	$167,313	$711,312	$1,255,825	$(571,231)	$(1,463,688)

Allocation of Consolidated Net Income (Loss)
Class A Shareholders	$25,740	$142,445	$261,767	$(310,723)	$(418,990)
Noncontrolling interests	191,177	535,288	985,823	(262,200)	(1,044,698)
Redeemable noncontrolling interests	(49,604)	33,579	8,235	1,692	—
	$167,313	$711,312	$1,255,825	$(571,231)	$(1,463,688)
Earnings (Loss) Per Class A Share
Basic	$0.14	$0.82	$1.68	$(2.17)	$(4.07)
Diluted	$0.14	$0.80	$1.62	$(2.17)	$(4.07)
Weighted-Average Class A Shares Outstanding
Basic	177,935,977	172,843,926	155,994,389	142,970,660	102,848,812
Diluted	180,893,947	178,179,112	468,442,690	142,970,660	102,848,812

Dividends Paid per Class A Share	$0.87	$1.72	$1.42	$0.40	$1.07

Selected Balance Sheet Data
Cash and cash equivalents	$254,070	$250,603	$189,974	$162,485	$149,011
Assets of consolidated Och-Ziff funds	9,416,702	7,559,180	4,711,189	2,850,754	772,957
Total assets	10,691,456	9,302,886	6,869,274	4,597,676	2,044,103
Debt obligations	448,882	447,887	384,177	388,043	383,685
Liabilities of consolidated Och-Ziff funds	7,315,917	5,580,010	3,042,395	1,297,096	103,103
Total liabilities	8,618,604	7,065,038	4,577,667	2,677,495	1,385,003
Redeemable noncontrolling interests	832,284	545,771	76,583	8,692	—
Shareholders' deficit attributable to Class A Shareholders	(415,830)	(290,759)	(133,721)	(248,921)	(357,136)
Shareholders' equity attributable to noncontrolling interests	1,656,398	1,982,836	2,348,745	2,160,410	1,016,236
Total shareholders' equity	1,240,568	1,692,077	2,215,024	1,911,489	659,100

Economic Income Data
Economic Income Revenues— Non-GAAP(1)	$849,276	$1,209,756	$1,630,487	$1,091,467	$553,476
Economic Income—Non-GAAP(1)	345,216	729,943	1,098,696	694,114	273,772

Assets Under Management
Balance—beginning of period	$47,534,415	$40,238,812	$32,603,930	$28,766,340	$27,934,696
Inflows / (outflows)	(1,176,435)	6,134,745	3,380,622	562,980	1,233,897
Distributions / other reductions	(907,879)	(943,997)	(277,111)	(83,393)	(117,455)
Appreciation / (depreciation)	44,760	2,104,855	4,531,371	3,358,003	(284,798)
Balance—End of Period	$45,494,861	$47,534,415	$40,238,812	$32,603,930	$28,766,340

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
Overview
Overview of Our Financial Results
We reported GAAP net income allocated to Class A Shareholders of $25.7 million for the 2015 full year, compared to net income of $142.4 million for the 2014 full year. The year-over-year decrease was primarily driven by lower incentive income and higher non-compensation expenses, partially offset by lower bonus expense.
We reported Economic Income for the Company of $345.2 million for the 2015 full year, compared to $729.9 million for the 2014 full year. The decrease was driven by lower incentive income and higher non-compensation expenses, partially offset by lower bonus expense. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $45.5 billion as of December 31, 2015. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $16.8 billion, or 37% of our total assets under management as of December 31, 2015. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $16.0 billion, comprising 35% of assets under management as of December 31, 2015.
Assets under management in our multi-strategy products totaled $29.5 billion as of December 31, 2015. OZ Master Fund, our largest multi-strategy fund, generated a gross return of 1.6% and a net return of -0.4%. On a gross basis, U.S. merger arbitrage and long/short equity special situations in Asia were the largest contributors to the return. The Company’s credit strategies globally made a slightly positive contribution. Weak performance in U.S. long/short equity special situations partially offset these returns. Assets under management for the fund were $24.3 billion as of December 31, 2015. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the OZ Master Fund.
Assets under management in our dedicated credit products totaled $12.6 billion as of December 31, 2015. Assets under management in our opportunistic credit funds were $5.4 billion as of December 31, 2015. OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of -4.4% and a net return of -5.2%. On a gross basis, modestly positive performance in the fund’s European credit portfolio was offset by weaker performance in its U.S. portfolio. Assets under management for the fund were $1.5 billion as of December 31, 2015. Assets under management in Institutional Credit Strategies, our asset management platform that invests in performing credits, were $7.2 billion as of December 31, 2015.
Assets under management in our real estate funds totaled $2.0 billion as of December 31, 2015. Since inception, Och-Ziff Real Estate Fund II, which finished its investment period in 2014, has generated a net internal rate of return (“IRR”) of 22.6% through December 31, 2015 and a gross multiple of invested capital (“MOIC”) of 1.7x.
Market Environment
Our ability to successfully generate consistent, positive, absolute returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each strategy may be materially affected by conditions in the global markets.
Most global equity markets experienced significant volatility during 2015, with many of the major U.S. indices ending the year with slightly positive returns. Market turbulence stemmed from a number of factors. Macroeconomic and geopolitical uncertainties in Europe, Asia and the emerging markets weighed on the markets at various points throughout the year. Oil prices declined sharply and reached 11-year lows in response to significant global oversupply, due in particular to slowing economic growth in China. Divergent monetary policies were also a factor throughout much of the year. The U.S. Federal Reserve raised interest rates for the first time in nearly a decade in light of stronger U.S. economic fundamentals, while Europe, China and Japan continued with their accommodative monetary policies and many emerging markets lowered their interest rates to stimulate economic growth.
In the U.S., economic fundamentals strengthened as 2015 progressed, with improvements in the labor market, increased single-family housing sales, and strong consumer spending, due in part to lower gas prices. Throughout 2015, the U.S. manufacturing sector was adversely affected by slowing growth in China and a strong U.S. dollar. However, the service sector remained strong.
In Europe, markets were volatile throughout much of 2015. The European Central Bank's (“ECB”) launch and subsequent expansion of its quantitative easing program had a positive effect on market sentiment. The region also benefited from a weaker Euro, lower energy costs and an improving credit environment. However, inflation remained low despite the ECB's target inflation rate of nearly 2%, and Eurozone CPI remained weak as the year ended.
In Asia, country-specific performance varied during 2015. In China, the People's Bank of China introduced a series of stimulus measures, lowered interest rates and revalued the Yuan in response to slowing economic growth, a weakening property market and deflationary pressures. In Japan, the Bank of Japan continued its quantitative easing measures as it focused on increasing inflation to a target rate of 2% and stabilizing the Yen. After narrowly avoiding a recession in the second half of 2015, Japanese industrial output and retail sales experienced growth and consumer confidence increased towards year-end.
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
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. However, in January 2015, we began to waive management fees and incentive income on new investments by our executive managing directors and certain other related parties. As of December 31, 2015, approximately 6% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 49% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Year Ended December 31, 2015
	December 31, 2014	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2015

	(dollars in thousands)
Multi-strategy funds	$34,100,390	$(4,719,269)	$—	$129,127	$29,510,248
Credit
Opportunistic credit funds	5,098,600	1,121,104	(727,190)	(108,885)	5,383,629
Institutional Credit Strategies	5,166,734	2,077,404	—	(2,458)	7,241,680
Real estate funds	2,022,399	197,887	(165,587)	(6,140)	2,048,559
Other	1,146,292	146,439	(15,102)	33,116	1,310,745
Total	$47,534,415	$(1,176,435)	$(907,879)	$44,760	$45,494,861

	Year Ended December 31, 2014
	December 31, 2013	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2014

	(dollars in thousands)
Multi-strategy funds	$31,768,578	$828,131	$—	$1,503,681	$34,100,390
Credit
Opportunistic credit funds	4,305,438	749,093	(501,935)	546,004	5,098,600
Institutional Credit Strategies	2,605,628	2,553,940	—	7,166	5,166,734
Real estate funds	970,568	1,475,219	(414,234)	(9,154)	2,022,399
Other	588,600	528,362	(27,828)	57,158	1,146,292
Total	$40,238,812	$6,134,745	$(943,997)	$2,104,855	$47,534,415

	Year Ended December 31, 2013
	December 31, 2012	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2013

	(dollars in thousands)
Multi-strategy funds	$27,846,914	$(92,303)	$—	$4,013,967	$31,768,578
Credit
Opportunistic credit funds	2,312,220	1,709,239	(197,926)	481,905	4,305,438
Institutional Credit Strategies	985,934	1,628,237	—	(8,543)	2,605,628
Real estate funds	980,781	76,444	(79,185)	(7,472)	970,568
Other	478,081	59,005	—	51,514	588,600
Total	$32,603,930	$3,380,622	$(277,111)	$4,531,371	$40,238,812
In 2015, our funds experienced performance-related appreciation of $44.8 million and net outflows of $1.2 billion, which was comprised of $5.5 billion of gross inflows and $6.7 billion of gross outflows due to redemptions. Distributions and other reductions were $907.9 million, which was driven by $740.3 million in distributions to investors in our closed-end opportunistic credit and real estate funds, and a $152.4 million reduction in the OZ European Credit Opportunities Fund as a result of the expiration of the fund's investment period. Our gross inflows included $2.4 billion within Institutional Credit Strategies primarily related to four CLOs that closed during 2015. Excluding CLOs, pension funds were the largest source of our gross inflows and gross outflows during 2015.
In 2014, our funds experienced performance-related appreciation of $2.1 billion, net inflows of $6.1 billion, which was comprised of $10.7 billion of gross inflows and $4.6 billion of gross outflows due to redemptions. Distributions and other reductions of $944.0 million, which was driven by a $334.9 million reduction in Och-Ziff Real Estate Fund II as a result of the expiration of the fund’s investment period and $609.1 million in distributions to investors in our closed-end opportunistic credit, real estate and other funds that are in the process of winding down. The largest drivers of our gross inflows in 2014 were investors in our CLOs within Institutional Credit Strategies and direct allocations from private banks and pension funds, but we also saw growth from fund-of-funds and corporate, institutional and other. Gross inflows included $2.5 billion related to the launch of four additional CLOs within Institutional Credit Strategies and $1.5 billion in commitments to Och-Ziff Real Estate Fund III. Redemptions from fund-of-funds, pensions and private banks were the largest driver of our gross outflows in 2014.
In 2013, our funds experienced performance-related appreciation of $4.5 billion, net inflows of $3.4 billion, which comprised of $7.8 billion of gross inflows and $4.5 billion of gross outflows due to redemptions, and $277.1 million in distributions to investors in our closed-end opportunistic credit and real estate funds that are in the process of winding down. The largest drivers of our gross inflows in 2013 were investors in our CLOs within Institutional Credit Strategies and direct allocations from pension funds, while redemptions from fund-of-funds were the largest driver of our gross outflows. Our gross inflows included $1.6 billion related to the launch of three additional CLOs within Institutional Credit Strategies.
Weighted-Average Assets Under Management and Average Management Fee Rate
The table below presents our weighted-average assets under management and the average management fee rate. Weighted-average assets under management exclude the impact of fourth quarter investment performance for the periods presented, as these amounts do not impact management fees calculated for the periods presented.

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Weighted-average assets under management	$46,094,097	$44,402,016	$35,705,635
Average management fee rate	1.39%	1.46%	1.53%
The decline in our average management fee rate for periods presented occurred because the increase in our weighted-average assets under management during these periods were primarily driven by growth in our opportunistic credit funds and our Institutional Credit Strategies products, which earn lower management fee rates than our multi-strategy funds, consistent with market convention for these products. Our average management fee will vary from period to period based on the mix of products that comprise our assets under management.
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

	Assets Under Management as of December 31,			Returns for the Year Ended December 31,						Annualized Returns Since Inception Through December 31, 2015
				2015		2014		2013
	2015	2014	2013	Gross	Net	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
OZ Master Fund(1)	$24,297,106	$27,884,293	$25,210,607	1.6%	-0.4%	9.0%	5.5%	19.8%	13.9%	17.4%	(1)	12.2%	(1)
OZ Asia Master Fund	1,200,213	1,337,913	1,341,550	13.8%	9.6%	7.5%	4.0%	20.1%	13.5%	10.2%		6.0%
OZ Europe Master Fund	899,388	1,238,706	1,437,271	8.9%	5.8%	4.1%	1.8%	18.1%	12.4%	12.1%		8.0%
OZ Enhanced Master Fund	1,130,747	1,135,868	662,898	0.9%	-1.1%	12.1%	7.9%	20.9%	15.3%	12.4%		8.1%
Och-Ziff European Multi-Strategy UCITS Fund	317,511	346,004	418,568	8.7%	5.6%	-4.7%	-6.7%	19.5%	14.8%	5.9%		3.0%
Other funds	1,665,283	2,157,606	2,697,684	n/m	n/m	n/m	n/m	n/m	n/m	n/m		n/m
	$29,510,248	$34,100,390	$31,768,578
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Och-Ziff Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of December 31, 2015, the gross and net annualized returns since the OZ Master Fund’s inception on January 1, 1998 were 13.4% and 9.1%, respectively.

The $4.6 billion, or 13%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $4.7 billion, primarily from the OZ Master Fund. Offsetting the decrease was $129.1 million of performance-related appreciation, driven by the performance of the OZ Asia Master Fund and OZ Europe Master Fund, partially offset by performance-related depreciation of the OZ Master Fund, our global multi-strategy fund. For the 2015 full year, the OZ Master Fund generated a gross return of 1.6% and a net return of -0.4%. On a gross basis, U.S. merger arbitrage and long/short equity special situations in Asia were the largest contributors to the return. Our credit strategies globally made a slightly positive contribution. Weak performance in U.S. long/short equity special situations partially offset these returns.
In 2014, assets under management in our multi-strategy funds increased $2.3 billion, or 7%, year-over-year. Of this amount, $1.5 billion was due to performance-related appreciation, driven by the performance of the OZ Master Fund, which generated a net return of 5.5% for the 2014 full year. During 2014, the performance of this fund was driven by its long/short equity special situations strategy in the U.S. and credit-related strategies globally. The remaining increase was due to capital net inflows of $828.1 million. Approximately $1.3 billion of capital net inflows to the OZ Master Fund was partially offset by net outflows from the OZ Europe Master Fund and certain other multi-strategy funds.
Credit

	Assets Under Management as of December 31,
	2015	2014	2013

	(dollars in thousands)
Opportunistic credit funds	$5,383,629	$5,098,600	$4,305,438
Institutional Credit Strategies	7,241,680	5,166,734	2,605,628
	$12,625,309	$10,265,334	$6,911,066

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

	Assets Under Management as of December 31,			Returns for the Year Ended December 31,						Annualized Returns Since Inception Through December 31, 2015
	2015	2014	2013	2015		2014		2013
				Gross	Net	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
OZ Credit Opportunities Master Fund	$1,486,241	$1,206,009	$504,603	-4.4%	-5.2%	12.4%	8.9%	24.5%	18.2%	16.7%	12.0%
Customized Credit Focused Platform	2,460,716	1,773,592	1,533,062	0.0%	-0.6%	17.8%	13.3%	22.0%	16.6%	19.2%	14.5%
Closed-end opportunistic credit funds	919,786	1,616,377	1,865,632	See below for return information on our closed-end opportunistic credit funds.
Other funds	516,886	502,622	402,141	n/m	n/m	n/m	n/m	n/m	n/m	n/m	n/m
	$5,383,629	$5,098,600	$4,305,438
_______________
n/m not meaningful
The $285.0 million, or 6%, year-over-year increase in our opportunistic credit funds was due to capital net inflows of $1.1 billion, partially offset distributions and other reductions of $727.2 million related to our closed-end opportunistic credit funds and $108.9 million of performance-related depreciation. The capital net inflows were driven primarily by capital net inflows of $695.7 million into the Customized Credit Focused Platform and $364.4 million into the OZ Credit Opportunities Master Fund, our global opportunistic credit fund. For the 2015 full year, the OZ Credit Opportunities Fund generated a gross return of -4.4% and a net return of -5.2%. On a gross basis, modestly positive performance in the fund’s European credit portfolio was offset by weaker performance in its U.S. portfolio.
In 2014, $793.2 million, or 18%, year-over-year increase in our opportunistic credit funds was due to $546.0 million of performance-related appreciation, capital net inflows of $749.1 million and $501.9 million in distributions to investors in our closed-end opportunistic credit fund. The performance-related appreciation was driven by strong investment performance across all of these funds and platforms, including the OZ Credit Opportunities Master Fund, which generated a net return of 8.9% for the 2014 full year. The capital net inflows were driven primarily by capital net inflows of $627.3 million into the OZ Credit Opportunities Master Fund.

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

	Assets Under Management as of December 31,			Inception to Date as of December 31, 2015
						IRR
	2015	2014	2013	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
OZ European Credit Opportunities Fund (2012-2015)	$230,662	$574,602	$523,878	$459,600	$305,487	17.5%	13.2%	1.4x
OZ Structured Products Domestic Fund II (2011-2014)(5)	301,534	434,921	446,449	326,850	326,850	19.7%	15.1%	1.8x
OZ Structured Products Offshore Fund II (2011-2014)(5)	267,429	373,082	382,247	304,531	304,531	16.5%	12.4%	1.6x
OZ Structured Products Offshore Fund I (2010-2013)(5)	23,495	31,498	136,882	155,098	155,098	23.9%	19.3%	2.1x
OZ Structured Products Domestic Fund I (2010-2013)(5)	14,621	17,080	87,149	99,986	99,986	23.0%	18.3%	2.0x
Other funds	82,045	185,194	289,027	298,250	268,250	n/m	n/m	n/m
	$919,786	$1,616,377	$1,865,632	$1,644,315	$1,460,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of December 31, 2015, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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

			Assets Under Management as of December 31,
	Closing Date	Initial Deal Size	2015	2014	2013

		(dollars in thousands)
CLOs:
OZLM I	July 19, 2012	$510,700	$499,344	$468,242	$465,614
OZLM II	November 1, 2012	560,100	517,301	517,050	514,436
OZLM III	February 20, 2013	653,250	613,827	613,190	610,254
OZLM IV	June 27, 2013	600,000	543,297	542,744	546,077
OZLM V	December 17, 2013	501,250	470,335	470,428	469,247
OZLM VI	April 16, 2014	621,250	598,438	592,707	—
OZLM VII	June 26, 2014	824,750	798,289	796,271	—
OZLM VIII	September 9, 2014	622,250	597,988	596,858	—
OZLM IX	December 22, 2014	510,208	495,643	494,244	—
OZLM XI	March 12, 2015	510,500	491,366	—	—
OZLM XII	May 28, 2015	565,650	548,452	—	—
OZLM XIII	August 6, 2015	511,600	493,012	—	—
OZLM XIV	December 21, 2015	507,420	495,798	—	—
		7,498,928	7,163,090	5,091,734	2,605,628
Other funds	n/a	n/a	78,590	75,000	—
		$7,498,928	$7,241,680	$5,166,734	$2,605,628
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
The year-over-year increases in 2015 and 2014 in assets under management were driven primarily by the launch of four additional CLOs each year, as presented in the table above.
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

	Assets Under Management as of December 31,
	2015	2014	2013

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$33,752	$47,187	$72,389
Och-Ziff Real Estate Fund II	343,679	409,338	767,994
Och-Ziff Real Estate Fund III	1,447,770	1,438,000	—
Och-Ziff Real Estate Credit Fund I	130,150	—	—
Other funds	93,208	127,874	130,185
	$2,048,559	$2,022,399	$970,568

	Inception to Date as of December 31, 2015
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$385,058	$783,257	25.2%	15.6%	2.0x	$359,360	$775,738	28.1%	2.2x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	725,770	1,263,560	35.2%	22.6%	1.7x	492,355	946,877	41.1%	1.9x
Och-Ziff Real Estate Fund III(8) (2014-2019)	1,500,000	231,275	247,401	n/m	n/m	n/m	—	—	n/m	n/m
Och-Ziff Real Estate Credit Fund I(8) (2015-2019)	172,450	22,419	26,483	n/m	n/m	n/m	22,419	26,483	n/m	n/m
Other funds	177,263	102,511	165,683	n/m	n/m	n/m	—	—	n/m	n/m
	$3,097,302	$1,467,033	$2,486,384				$874,134	$1,749,098

	Unrealized Investments as of December 31, 2015
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$25,698	$7,519	0.3x
Och-Ziff Real Estate Fund II (2011-2014)(7)	233,415	316,683	1.4x
Och-Ziff Real Estate Fund III (2014-2019)(8)	231,275	247,401	n/m
Och-Ziff Real Estate Credit Fund I (2015-2019)(8)	—	—	n/m
Other funds	102,511	165,683	n/m
	$592,899	$737,286
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of December 31, 2015. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of December 31, 2015.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of December 31, 2015, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
The $26.2 million year-over-year increase in assets under management in our real estate funds was driven by Och-Ziff Real Estate Credit Fund I and Och-Ziff Real Estate Fund III. This increase was offset by distributions and other reductions related to certain real estate funds, including Och-Ziff Real Estate Funds I and II.
Other
Our other assets under management are comprised of funds that are generally strategy-specific, including our equity, Africa and energy funds. Management fees for these funds range from 1.00% to 2.25% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. Incentive income for our equity funds is generally 20% of realized and unrealized annual profits attributable to each investor. Incentive income related to the Africa and energy funds is generally 20% of cumulative realized profits attributable to each investor, and is subject to hurdle rates (generally 8%). Incentive income for the Africa and energy funds is generally not recognized as revenue until at or near the end of the life of the fund when it is no longer subject to clawback. See “—Understanding Our Results—Incentive Income” for additional information.
Longer-Term Assets Under Management
As of December 31, 2015, approximately 37% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the gross amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues, as we recognize incentive income at the end of the commitment period when amounts are no longer subject to clawback. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	December 31, 2015
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$3,077,438	$28,736
Credit
Opportunistic credit funds	4,239,975	125,608
Institutional Credit Strategies	7,206,031	—
Real estate funds	2,048,559	114,241
Other	270,318	—
	$16,842,321	$268,585
We recognize incentive income on our longer-term assets under management in our multi-strategy funds and open-end opportunistic credit funds at the end of their respective commitment periods, which are generally three to five years. We expect the commitment period with respect to approximately 10% and 20% of the longer-term assets under management in our multi-strategy funds to mature during the first quarter of 2016 and the remainder of 2016, respectively. We do not expect the commitment period for a significant amount of longer-term assets under management in our open-end opportunistic credit funds to expire during the first quarter of 2016; however, we do expect the commitment period with respect to approximately 10% of the longer-term assets under management to mature during the remainder of 2016. Incentive income related to assets under management in our closed-end opportunistic credit funds and our real estate funds is generally recognized at or near the end of the life of each fund. These funds generally begin to make distributions after the conclusion of their respective investment period, as presented in the tables above. However, these investment periods may generally be extended for an additional one to two years.
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
For any given quarter, our revenues are influenced by the combination of assets under management and the investment performance of our funds. For the first three quarters of each year, our revenues are primarily comprised of the management fees we have earned for each respective quarter. In addition, we may recognize incentive income for assets under management for which the measurement period expired in that quarter, such as assets subject to three-year commitment periods, or incentive income related to fund investor redemptions, and these amounts may be significant. In the fourth quarter, our revenues are primarily comprised of the management fees we have earned for the quarter, as well as incentive income related to the full-year investment performance generated on assets under management that are subject to one-year commitment periods, or for other assets under management for which the commitment period expired in that quarter.
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate for the fourth quarter of 2015 was approximately 1.34%. This average rate takes into account the effect of non-fee paying assets under management, as well as our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes.
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
For funds that we do not consolidate, incentive income is not recognized until the end of the applicable commitment period when the amounts are contractually payable, or “crystallized.” Additionally, all of our multi-strategy funds and open-end opportunistic credit funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning we would not be able to earn incentive income with respect to positive investment performance we generate for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark.
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
In addition to assets under management subject to one-year commitment periods, approximately $16.8 billion, or 37%, of our assets under management as of December 31, 2015 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and certain other multi-strategy funds, as well as assets in our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs within Institutional Credit Strategies, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.
Income of Consolidated Och-Ziff Funds. Revenues recorded as income of consolidated Och-Ziff funds consist of interest income, dividend income and other miscellaneous items.
Expenses
Compensation and Benefits. Compensation and benefits consist of salaries, benefits, payroll taxes, and discretionary and guaranteed cash bonus expenses. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising a significant portion of total compensation and benefits. These cash bonuses are based on total annual revenues, which are significantly influenced by the amount of incentive income we earn in the year. Annual discretionary cash bonuses are generally determined and expensed in the fourth quarter of each year. Compensation and benefits also includes equity-based compensation expense, which is primarily in the form of RSUs granted to our independent board members, employees and executive managing directors, as well as Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings.

We also issue Och-Ziff Operating Group D Units to executive managing directors. The Och-Ziff Operating Group D Units are not considered equity under GAAP and no equity-based compensation expense is recognized related to these units when they are granted. Distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive income, and are done on a pro rata basis with the Och-Ziff Operating Group A Units (held by our executive managing directors and the Ziffs, until they exchanged their remaining units during the 2014 second quarter) and the Och-Ziff Operating Group B Units (held by our intermediate holding companies). An Och-Ziff Operating Group D Unit converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. Upon the conversion of Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Och-Ziff Operating Group D Units are converted into Och-Ziff Operating Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units.
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
Reorganization Expenses. As part of the Reorganization, interests in the Och-Ziff Operating Group held by our executive managing directors and the Ziffs were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash Reorganization expenses. Substantially all of those Och-Ziff Operating Group A Units were expensed on a straight-line basis over a five-year vesting period following the 2007 Offerings, which concluded in November 2012. However, certain of these units had vesting periods through 2015.
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

Results of Operations
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues

	Year Ended December 31,		Change
	2015	2014	$	%

	(dollars in thousands)
Management fees	$643,991	$664,221	$(20,230)	-3%
Incentive income	187,563	507,261	(319,698)	-63%
Other revenues	2,077	1,303	774	59%
Income of consolidated Och-Ziff funds	489,350	369,499	119,851	32%
Total Revenues	$1,322,981	$1,542,284	$(219,303)	-14%
Total revenues decreased by $219.3 million, primarily due to the following:

•	A $319.7 million decrease in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $276.7 million decrease in incentive income from our multi-strategy funds, which was driven by a decrease of $295.3 million related to assets subject to one-year measurement periods and a decrease of $13.5 million related to lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period. These decreases were partially offset by an increase of $20.2 million related to fund investor redemptions and an increase of $12.0 million related to longer-term assets under management.

◦
Opportunistic credit funds. A $40.1 million decrease in incentive income from our opportunistic credit funds, which was driven primarily by a decrease of $31.6 million earned from our open-end funds and a decrease of $8.5 million earned from our closed-end funds.

◦
Real estate funds. A $3.3 million offsetting increase in incentive income from our real estate funds, primarily due to higher amounts recognized during the second quarter of 2015 related to certain real estate funds.

•
A $20.2 million decrease in management fees, primarily due to lower assets under management in our multi-strategy funds, as discussed in “Assets Under Management and Fund Performance.” See “Assets Under Management—Weighted-Average Assets Under Management and Average Management Fee Rate” for information regarding our average management fee rate.

•
A $119.9 million offsetting increase in income of consolidated Och-Ziff funds. Substantially all of this income is allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds.

Expenses

	Year Ended December 31,		Change
	2015	2014	$	%

	(dollars in thousands)
Compensation and benefits	$430,526	$492,712	$(62,186)	-13%
Reorganization expenses	14,064	16,083	(2,019)	-13%
Interest expense	21,441	8,166	13,275	163%
General, administrative and other	184,139	132,800	51,339	39%
Expenses of consolidated Och-Ziff funds	303,770	185,888	117,882	63%
Total Expenses	$953,940	$835,649	$118,291	14%
Total expenses increased by $118.3 million, primarily due to the following:

•
A $117.9 million increase in expenses of consolidated Och-Ziff funds. Substantially all of these expenses are allocated to noncontrolling interests, as we only have a minimal ownership interest, if any, in each of these funds. These expenses, however, may reduce the amount of earnings from the consolidated funds allocated to us through our incentive income allocation as general partner of these funds.

•
A $51.3 million increase in general, administrative and other expenses, driven by the following: (i) a $42.2 million increase in professional fees, primarily driven by increased legal expenses relating to certain regulatory and legal matters; (ii) a $7.9 million increase in information processing and communication fees; (iii) a $4.5 million increase related to the settlement of a certain regulatory matter; (iv) a $4.1 million increase in occupancy and equipment; and (v) a $3.7 million increase in business development expenses. Offsetting these increases was a decrease of $15.5 million due to a change in tax receivable agreement liability as a result of updated estimated future income tax savings at the state and local level due to changes in state and local income apportionment factors as discussed in the income tax discussion below.

•	A $13.3 million increase in interest expense primarily due to the issuance of our Notes in the fourth quarter of 2014.

•
A $62.2 million offsetting decrease in compensation and benefits expenses, primarily due to a $55.8 million decrease in bonus expense and a $14.3 million decrease in the allocation to Och-Ziff Operating Group D Units due to lower year-over-year earnings of the Och-Ziff Operating Group. Offsetting these decreases was a $10.0 million increase in salaries and benefits due in part to our hiring activities globally. Our worldwide headcount increased to 659 as of December 31, 2015 compared to 595 as of December 31, 2014.

Other Income (Loss)

	Year Ended December 31,		Change
	2015	2014	$	%

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$68	$5,999	$(5,931)	-99%
Net gains (losses) of consolidated Och-Ziff funds	(69,572)	137,726	(207,298)	-151%
Total Other Income (Loss)	$(69,504)	$143,725	$(213,229)	-148%
Total other income (loss) decreased by $213.2 million, primarily due to a decrease in net gains (losses) of consolidated Och-Ziff funds. Substantially all of these net gains (losses) are allocated to noncontrolling interests, as we generally only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds. Also contributing to the decrease was a $5.9 million decrease in net gains on investments in Och-Ziff funds and joint ventures driven by the sale of an investment held by a joint venture during the first quarter of 2014 that did not reoccur in 2015.
Income Taxes

	Year Ended December 31,		Change
	2015	2014	$	%

	(dollars in thousands)
Income taxes	$132,224	$139,048	$(6,824)	-5%
Income tax expense decreased by $6.8 million, primarily due to the following: (i) $25.5 million decrease due to lower profitability; (ii) $7.0 million decrease due to the establishment of a liability for unrecognized tax benefits in the prior-year period; (iii) a $4.6 million decrease related to the finalization of our 2014 income tax returns; (iv) a $25.5 million offsetting increase in deferred income tax expense due to changes in state and local income apportionment factors; and (v) a $6.4 million offsetting increase due to the establishment of a valuation allowance for foreign income tax credits in 2015.
Net Income Allocated to Noncontrolling Interests
The following table presents the components of the net income allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Year Ended December 31,		Change
	2015	2014	$	%

	(dollars in thousands)
Och-Ziff Operating Group A Units	$136,449	$365,793	$(229,344)	-63%
Consolidated Och-Ziff funds	54,357	169,142	(114,785)	-68%
Other	371	353	18	5%
Total	$191,177	$535,288	$(344,111)	-64%

Redeemable noncontrolling interests	$(49,604)	$33,579	$(83,183)	-248%
Net income allocated to noncontrolling interests decreased $344.1 million primarily due to the following:

•
A $229.3 million decrease in the net income allocated to the Och-Ziff Operating Group A Units, driven primarily by lower incentive income and higher non-compensation expenses, partially offset by lower bonus expense.

•
A $114.8 million decrease in the net income allocated to the consolidated Och-Ziff funds, driven primarily by the decrease in net gains of consolidated Och-Ziff funds and an increase in expenses of consolidated Och-Ziff funds, partially offset by higher income of consolidated Och-Ziff funds.

The $83.2 million decrease in net income allocated to redeemable noncontrolling interests was driven primarily by net losses on investments in the credit funds that are currently classified as redeemable noncontrolling interests.
Net Income Allocated to Class A Shareholders

	Year Ended December 31,		Change
	2015	2014	$	%

	(dollars in thousands)
Net income allocated to Class A Shareholders	$25,740	$142,445	$(116,705)	-82%

Net income allocated to Class A Shareholders decreased by $116.7 million, primarily driven by lower incentive income, higher non-compensation expenses, partially offset by lower bonus expense.
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

•
A $61.4 million offsetting decrease in compensation and benefits expenses, primarily due to a $63.0 million decrease in bonus expense, which was driven by lower year-over-year performance across our funds. In addition, equity-based compensation expense decreased $19.1 million, primarily due to lower amortization of Och-Ziff Operating Group A Units. The lower amortization was driven primarily by a $12.9 million one-time charge taken in the second quarter of 2013 related to the conversion of vested Och-Ziff Operating Group D Units (non-equity interests) into Och-Ziff Operating Group A Units, as well as a $4.2 million charge in the third quarter of 2013 in connection with the departure of a former executive managing director. Partially offsetting these decreases was a $13.7 million increase in salaries and benefits due in part to our hiring activities globally. Our worldwide headcount increased to 595 as of December 31, 2014 compared to 546 as of December 31, 2013. Also partially offsetting the decrease was a $7.1 million increase in the allocation to Och-Ziff Operating Group D Units, primarily driven by an increase in the number of Och-Ziff Operating Group D Units outstanding throughout 2014 compared to 2013, partially offset by lower year-over-year earnings of the Och-Ziff Operating Group.

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
Income tax expense increased by $43.4 million, primarily driven by a $40.0 million increase due to changes in income apportionment factors at the state and local level. Also contributing to the year-over-year change was a $7.8 million increase in income tax expense related to the finalization of our tax returns, as well as a $7.0 million increase related to the establishment of a liability for unrecognized tax benefits in 2014. Offsetting these increases was the impact of lower profitability and various other items. See Note 12 to our consolidated financial statements included in this annual report for information regarding the items affecting our effective income tax rate.
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

Economic Income is a measure of pre-tax operating performance that excludes the following from our results on a GAAP basis:

•
Income allocations to our executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) on their direct interests in the Och-Ziff Operating Group. Management reviews operating performance at the Och-Ziff Operating Group level, where our operations are performed, prior to making any income allocations.

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
We currently have two operating segments: the Och-Ziff Funds segment and our real estate business. The Och-Ziff Funds segment is currently our only reportable segment under GAAP and provides asset management services to our multi-strategy funds, dedicated opportunistic credit funds and other alternative investment vehicles. Our real estate business, which provides asset management services to our real estate funds, is included within Other Operations, as it does not meet the threshold of a reportable operating segment under GAAP.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Economic Income Revenues (Non-GAAP)

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Management fees	$622,065	$20,122	$642,187	$634,007	$15,276	$649,283
Incentive income	197,795	7,217	205,012	527,898	31,272	559,170
Other revenues	2,045	32	2,077	1,275	28	1,303
Total Economic Income Revenues	$821,905	$27,371	$849,276	$1,163,180	$46,576	$1,209,756
Economic Income revenues decreased by $360.5 million, primarily due to the following:

•	A $354.2 million decrease in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $276.7 million decrease in incentive income from our multi-strategy funds, which was driven by a decrease of $295.3 million related to assets subject to one-year measurement periods and a decrease of $13.5 million related to lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period. These decreases were partially offset by an increase of $20.2 million related to fund investor redemptions and an increase of $12.0 million related to longer-term assets under management.

◦
Opportunistic credit funds. A $51.8 million decrease in incentive income from our opportunistic credit funds, which was driven primarily by a decrease of $32.5 million earned from our open-end funds and a decrease of $19.3 million earned from our closed-end funds.

◦	Real estate funds. A $20.8 million decrease in incentive income from our real estate funds, primarily due to higher incentive income realizations from Och-Ziff Real Estate Fund I in 2014 than in 2015.

•
A $7.1 million decrease in management fees, primarily due to lower assets under management in our multi-strategy funds, partially offset by higher assets under management in our Institutional Credit Strategies products. See “Assets Under Management—Weighted-Average Assets Under Management and Average Management Fee Rate” for information regarding our average management fee rate.

We earned approximately 70%, 21%, 5% and 4% of our incentive income in 2015 from our multi-strategy, opportunistic credit, real estate and other funds, respectively, compared to 74%, 17%, 6% and 3%, respectively, in 2014.
Economic Income Expenses (Non-GAAP)

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$282,398	$20,276	$302,674	$336,097	$22,455	$358,552
Non-compensation expenses	199,362	2,036	201,398	123,965	2,178	126,143
Total Economic Income Expenses	$481,760	$22,312	$504,072	$460,062	$24,633	$484,695

Economic Income expenses increased by $19.4 million, primarily due to the following:

•
A $75.3 million increase in non-compensation expenses primarily driven by the following: (i) a $42.2 million increase in professional fees primarily due to increased legal expenses relating to certain regulatory and legal matters; (ii) a $13.3 million increase in interest expense related to the issuance of our Notes in the fourth quarter of 2014; (iii) a $6.6 million increase in information processing and communications expense; (iv) a $4.5 increase related to the settlement of a certain regulatory matters; and (v) a $3.7 million increase in business development expenses. The ratio of non-compensation expense to management fees was 31% in 2015, compared to 19% in 2014. We expect this ratio to increase to a range of 36% to 38% in the first quarter of 2016 as a result of legal expenses relating to regulatory and legal matters.

•
A $55.9 million offsetting decrease in compensation and benefit expenses driven by a $65.9 decrease in bonus expense, which was driven by a decrease in incentive income earned in 2015. Partially offsetting this decrease was a $10.0 million increase in salaries and benefits due to our hiring activities globally as discussed above in “—Results of Operations.” The ratio of salaries and benefits to management fees was 18% in 2015 compared to 16% in 2014. The ratio of bonus expense to Economic Income revenues was 22% in 2015 compared to 21% in 2014

Other Economic Income Items (Non-GAAP)

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Net gains on joint ventures	$—	$—	$—	$4,874	$—	$4,874
Net loss allocated to noncontrolling interests	$(12)	$—	$(12)	$(8)	$—	$(8)
Net gains on joint ventures represent the net gains on joint ventures established to expand certain of our private investments platforms. Net loss allocated to noncontrolling interests represents the amount of loss that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us. The year-over-year decrease in net gains on joint ventures was due to the sale of an investment held by a joint venture in the first quarter of 2014.
Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2015	2014	$	%

	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$340,157	$708,000	$(367,843)	-52%
Other Operations	5,059	21,943	(16,884)	-77%
Total Company	$345,216	$729,943	$(384,727)	-53%
Economic Income decreased by $384.7 million, primarily due to lower incentive income and higher non-compensation expenses, partially offset by lower bonus expense.

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

•
A $289 thousand offsetting increase in non-compensation expenses, as a $13.2 million decrease in professional services was more than offset by higher insurance and infrastructure cost. The ratio of non-compensation expense to management fees was 19% in 2014, compared to 23% in 2013.

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
In addition, our liquidity needs in the next 12 months may include costs incurred in connection with the legal and regulatory matters described in the notes to our consolidated financial statements included in this annual report.
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

To maintain maximum flexibility to meet demands and opportunities both in the short and long term, and subject to existing contractual arrangements, we may want to retain cash, issue additional equity or borrow additional funds to:

•	Support the future growth in our business.

•	Create new or enhance existing products and investment platforms.

•	Repay borrowings.

•	Pursue new investment opportunities.

•	Develop new distribution channels.

•	Cover potential costs incurred in connection with the legal and regulatory matters described in the notes to our consolidated financial statements included in this annual report.
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
Revolving Credit Facility
On November 20, 2014, we entered into a $150.0 million, five-year unsecured revolving credit facility which was subsequently amended on December 29, 2015(as amended, the “Revolving Credit Facility”), the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. We are able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. As of December 31, 2015, there were no outstanding borrowings under the facility.
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
Aircraft Loan
On February 14, 2014, we entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to us in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of December 31, 2015, $50.0 million was outstanding under the Aircraft Loan.
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
As of December 31, 2015, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $591.8 million as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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
Dividends and Distributions
The following table presents the cash dividends declared on our Class A Shares in the two most recent fiscal years, and the related cash distributions to our executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) on their Och-Ziff Operating Group A Units and Och-Ziff Operating Group D Units:

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
Cash Flows Analysis
Operating Activities. Net cash provided by operating activities was $442.3 million, $950.4 million and $1.1 billion in 2015, 2014 and 2013, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
The decrease in net cash from operating activities in 2015 compared to 2014 was primarily due to lower incentive income earned in 2014 compared to 2013, partially offset by lower discretionary bonuses in 2014 compared to 2013. The majority of our incentive income is generally collected and the related bonus payments are paid out during the first quarter of the following year. Also contributing to the decrease were increases in non-compensation operating expenses and expenses of the consolidated funds.
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
Investing Activities. Net cash from investing activities was $(27.8) million, $(103.3) million and $(4.0) million in 2015, 2014 and 2013, respectively. Investing cash flows in 2015 primarily related to leasehold improvements in our New York headquarters, as well as the final installment payment paid upon delivery of our new corporate aircraft in February, which was financed by borrowings under the Aircraft Loan. The remaining investing-related cash flows in 2015 relate to other fixed asset purchases, as well as proceeds received upon the maturity of United States government obligations. Investing cash flows in 2014 primarily related to installment payments paid towards our new corporate aircraft, which were also financed by borrowings under the Aircraft Loan. The remaining investing-related cash flows relate to fixed asset purchases, primarily related to leasehold improvements in our New York headquarters, as well as purchases of U.S. government obligations to manage excess liquidity. Investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.
Financing Activities. Net cash from financing activities was $(411.0) million, $(786.5) million and $(1.0) billion, in 2015, 2014 and 2013, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations. Contributions from noncontrolling interests, which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.

We paid dividends to our Class A Shareholders of $153.5 million, $293.1 million and $213.9 million and paid distributions to our executive managing directors and the Ziffs on the Och-Ziff Operating Group A Units of $337.6 million, $635.9 million and $535.1 million in 2015, 2014 and 2013, respectively.
The decrease in net cash used in financing activities in 2015 compared to 2014 was primarily due to lower distributions on the Och-Ziff Operating Group A Units and dividends to Class A Shareholders as a result of the lower incentive income earned in 2014 compared to 2013 as discussed above. In addition, we repurchased Och-Ziff Operating Group A Units for $22.8 million in 2015.
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
Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2016	2017 - 2018	2019 - 2020	2021 - Thereafter	Total

	(dollars in thousands)
Long-term debt(1)	$3,666	$6,196	$406,383	$34,740	$450,985
Estimated interest on long-term debt(2)	19,597	38,854	18,454	1,237	78,142
Operating leases(3)	25,898	47,833	39,579	166,271	279,581
Tax receivable agreement(4)	47,234	98,178	112,904	333,461	591,777
Unrecognized tax benefits(5)	—	—	—	—	—
Total contractual obligations excluding consolidated funds	96,395	191,061	577,320	535,709	1,400,485
Notes and loans payable of consolidated CLOs(6)	—	—	—	7,498,928	7,498,928
Estimated interest on notes payable of consolidated CLOs(7)	185,151	369,990	369,990	1,030,109	1,955,240
Total Contractual Obligations	$281,546	$561,051	$947,310	$9,064,746	$10,854,653
_______________

(1)
Represents indebtedness outstanding under our Notes due in 2019, our Aircraft Loan and certain software financing arrangements. As of December 31, 2015, we had no outstanding borrowings under our Revolving Credit Facility.

(2)	Represents expected future interest payments on our Notes and Aircraft Loan, which are fixed-rate borrowings.

(3)	Represents the minimum rental payments required under our various operating leases for office space.

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

(6)	Represents the obligations of our consolidated CLOs, which have no recourse to the Och-Ziff Operating Group.

(7)
Represents the expected future interest payments on the notes payable of our consolidated CLOs, assuming no prepayments will be made and that debt will be outstanding until its final stated maturity date. For notes with variable interest rates, the amounts presented are based on the LIBOR rate in effect as of December 31, 2015.

Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements.
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
As of December 31, 2015, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 27% within Level II; and approximately 25% within Level III. As of December 31, 2014, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 59% within Level I; approximately 19% within Level II; and approximately 22% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
As of December 31, 2015, the only assets and liabilities carried at fair value in our consolidated balance sheet were U.S. government obligations held by us (Level I in the fair value hierarchy) and the investment holdings of the consolidated Och-Ziff funds and the related debt obligations of our consolidated CLOs. The majority of these assets and liabilities of the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, substantially all of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).
The following table presents our net economic exposure to loss related to these Level III investments (assets and liabilities excluding notes and loans payable of consolidated CLOs):

December 31, 2015
(dollars in thousands)
Level III investments (net) of consolidated Och-Ziff funds	$4,144,320
Less: Level III investments (net) for which we do not bear direct economic exposure to loss	(4,124,223)
Economic Exposure to Loss Related to Level III Investments (net)	$20,097
Impact of Fair Value Measurement on Our Results. A 10% change in the estimate of fair value of the investments held by our funds would generally have a 10% change in management fees in the period subsequent to the change in fair value, as management fees are charged based on the assets under management at the beginning of the period. For our real estate funds and certain other funds, there would be no impact as management fees are generally charged based on committed capital during the original investment period and invested capital thereafter. The impact of a 10% change in unrealized gains and losses of the investments held by our funds would generally have an immediate 10% impact on the amount of profit on which we earn our 20% incentive income if the change continues at the end of the commitment period, at which time incentive income is recognized, and assuming no high-water marks from any prior-year losses. For certain opportunistic credit, real estate and certain other funds that are not consolidated, there would be no impact, as incentive income is recognized based on realized profits and when no longer subject to clawback.
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
Och-Ziff Corp generated taxable income of $125.1 million for the year ended December 31, 2015, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.8 billion over the remaining 8-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available to us if a net operating loss is generated, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.8 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $44.6 billion as of January 1, 2016, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of December 31, 2015, we had $107.7 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $114.3 million of net operating losses available to offset future taxable income for state income tax purposes and $91.5 million for local income tax purposes that will expire between 2028 and 2032. Based on the analysis set forth above, as of December 31, 2015, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain federal and state income tax credits. Accordingly, a valuation allowance for $22.4 million has been established for these credits.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
None of the changes to GAAP that went into effect during the year ended December 31, 2015 are expected to have an impact on our future trends.
Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
The Financial Accounting Standards Board (the “FASB”) has issued various Accounting Standards Updates (“ASUs”) that could have an impact on our future trends. For additional details regarding these ASUs, including allowable methods of adoption (e.g., full retrospective or modified retrospective), see Note 2 to our consolidated financial statements included in this report. Below is a summary of ASUs that may have an impact on our future trends upon adoption.
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
ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 significantly changes the consolidation analysis required under GAAP, and may result in the deconsolidation of many of the funds we currently consolidate. The requirements of ASU 2015-02 are effective for us beginning in the first quarter of 2016. We expect to deconsolidate a substantial amount of the assets and liabilities of consolidated Och-Ziff funds presented in our consolidated balance sheets as a result of the adoption of ASU 2015-02. As a result, we also expect income, expenses and net gains (losses) of consolidated Och-Ziff funds in our consolidated statements of comprehensive income, as well as the related allocation of these items to noncontrolling interests, to decline. Management fees and incentive income earned from funds that are deconsolidated will no longer be eliminated in consolidations, and therefore recognition will be based on the accounting policies presented within “Revenue Recognition Policies” in Note 2 to our consolidated financial statements included in this annual report. The adoption of ASU 2015-02 will not have any effect on Economic Income.
The other changes to GAAP that have been issued but that have not yet been adopted are not expected to have an impact on our future trends.

Economic Income Reconciliations
Economic Income
The following tables present the reconciliations of Economic Income to our GAAP net income (loss) allocated to Class A Shareholders for the periods presented in this MD&A and in “Item 6. Selected Financial Data”:

	Year Ended December 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(13,688)	$39,428	$25,740
Net income allocated to the Och-Ziff Operating Group A Units	136,449	—	136,449
Equity-based compensation, net of RSUs settled in cash	103,643	2,922	106,565
Income taxes	132,224	—	132,224
Adjustment for incentive income allocations from consolidated funds subject to clawback	1,165	(46,242)	(45,077)
Allocations to Och-Ziff Operating Group D Units	11,974	701	12,675
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	8,612	8,612
Reorganization expenses	14,064	—	14,064
Changes in tax receivable agreement liability	(55,852)	—	(55,852)
Depreciation and amortization	10,583	748	11,331
Other adjustments	(405)	(1,110)	(1,515)
Economic Income—Non-GAAP	$340,157	$5,059	$345,216

	Year Ended December 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$115,698	$26,747	$142,445
Net income allocated to the Och-Ziff Operating Group A Units	365,793	—	365,793
Equity-based compensation, net of RSUs settled in cash	102,505	1,829	104,334
Income taxes	138,938	110	139,048
Adjustment for incentive income allocations from consolidated funds subject to clawback	(21,099)	(11,638)	(32,737)
Allocations to Och-Ziff Operating Group D Units	25,360	1,650	27,010
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	2,816	2,816
Reorganization expenses	16,083	—	16,083
Changes in tax receivable agreement liability	(40,383)	—	(40,383)
Depreciation and amortization	6,242	748	6,990
Other adjustments	(1,137)	(319)	(1,456)
Economic Income—Non-GAAP	$708,000	$21,943	$729,943

	Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$260,612	$1,155	$261,767
Net income allocated to the Och-Ziff Operating Group A Units	616,843	—	616,843
Equity-based compensation, net of RSUs settled in cash	120,125	—	120,125
Income taxes	95,687	—	95,687
Adjustment for incentive income allocations from consolidated funds subject to clawback	(23,656)	(16,481)	(40,137)
Allocations to Och-Ziff Operating Group D Units	19,954	—	19,954
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	7,854	7,854
Reorganization expenses	16,087	—	16,087
Changes in tax receivable agreement liability	(8,514)	—	(8,514)
Depreciation and amortization	7,503	748	8,251
Other adjustments	(405)	1,184	779
Economic Income—Non-GAAP	$1,104,236	$(5,540)	$1,098,696

	Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(336,788)	$26,065	$(310,723)
Net loss allocated to the Och-Ziff Operating Group A Units	(538,055)	—	(538,055)
Equity-based compensation	85,927	79	86,006
Income taxes	82,852	9	82,861
Allocations to Och-Ziff Operating Group D Units	9,296	—	9,296
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(6)	(36,412)	(36,418)
Reorganization expenses	1,396,882	—	1,396,882
Changes in tax receivable agreement liability	(13,428)	—	(13,428)
Depreciation and amortization	8,611	751	9,362
Other adjustments	(100)	8,431	8,331
Economic Income—Non-GAAP	$695,191	$(1,077)	$694,114

	Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$(419,469)	$479	$(418,990)
Net loss allocated to the Och-Ziff Operating Group A Units	(1,088,514)	—	(1,088,514)
Equity-based compensation	128,785	131	128,916
Income taxes	59,793	(212)	59,581
Net gains on early retirement of debt	(12,494)	—	(12,494)
Allocations to Och-Ziff Operating Group D Units	2,433	—	2,433
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	600	—	600
Reorganization expenses	1,614,363	—	1,614,363
Changes in tax receivable agreement liability	(21,768)	—	(21,768)
Depreciation and amortization	8,928	748	9,676
Other adjustments	279	(310)	(31)
Economic Income—Non-GAAP	$272,936	$836	$273,772
Economic Income Revenues
The following tables present the reconciliations of Economic Income revenues and its components to the respective GAAP measure for the periods presented in this MD&A and in “Item 6. Selected Financial Data”:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$623,869	$20,122	$643,991	$648,945	$15,276	$664,221
Adjustment to management fees(1)	(1,804)	—	(1,804)	(14,938)	—	(14,938)
Management Fees—Economic Income Basis—Non-GAAP	622,065	20,122	642,187	634,007	15,276	649,283

Incentive income—GAAP	187,563	—	187,563	507,261	—	507,261
Adjustment to incentive income(2)	10,232	7,217	17,449	20,637	31,272	51,909
Incentive Income—Economic Income Basis—Non-GAAP	197,795	7,217	205,012	527,898	31,272	559,170
Other revenues	2,045	32	2,077	1,275	28	1,303
Total Revenues—Economic Income Basis—Non-GAAP	$821,905	$27,371	$849,276	$1,163,180	$46,576	$1,209,756

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$545,533	$10,894	$556,427	$493,779	$10,616	$504,395
Adjustment to management fees(1)	(10,668)	—	(10,668)	(14,400)	—	(14,400)
Management Fees—Economic Income Basis—Non-GAAP	534,865	10,894	545,759	479,379	10,616	489,995

Incentive income—GAAP	1,076,547	—	1,076,547	595,727	—	595,727
Adjustment to incentive income(2)	6,031	—	6,031	4,707	—	4,707
Incentive Income—Economic Income Basis—Non-GAAP	1,082,578	—	1,082,578	600,434	—	600,434
Other revenues	2,130	20	2,150	930	108	1,038
Total Revenues—Economic Income Basis—Non-GAAP	$1,619,573	$10,914	$1,630,487	$1,080,743	$10,724	$1,091,467

	Year Ended December 31, 2011
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$486,215	$14,642	$500,857
Adjustment to management fees(1)	(14,665)	—	(14,665)
Management Fees—Economic Income Basis—Non-GAAP	471,550	14,642	486,192

Incentive income—GAAP	65,026	—	65,026
Adjustment to incentive income(2)	—	—	—
Incentive Income—Economic Income Basis—Non-GAAP	65,026	—	65,026
Other revenues	1,729	529	2,258
Total Revenues—Economic Income Basis—Non-GAAP	$538,305	$15,171	$553,476
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

Economic Income Expenses
The following tables present the reconciliations of Economic Income expenses and its components to the respective GAAP measure for the periods presented in this MD&A:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$398,015	$32,511	$430,526	$463,963	$28,749	$492,712
Adjustment to compensation and benefits(1)	(115,617)	(12,235)	(127,852)	(127,866)	(6,294)	(134,160)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$282,398	$20,276	$302,674	$336,097	$22,455	$358,552

Interest expense and general, administrative and other expenses—GAAP	$202,795	$2,785	$205,580	$138,040	$2,926	$140,966
Adjustment to interest expense and general, administrative and other expenses(2)	(3,433)	(749)	(4,182)	(14,075)	(748)	(14,823)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$199,362	$2,036	$201,398	$123,965	$2,178	$126,143

	Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$533,347	$20,722	$554,069
Adjustment to compensation and benefits(1)	(140,079)	(7,854)	(147,933)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$393,268	$12,868	$406,136

Interest expense and general, administrative and other expenses—GAAP	$153,896	$2,989	$156,885
Adjustment to interest expense and general, administrative and other expenses(2)	(30,282)	(749)	(31,031)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$123,614	$2,240	$125,854
_______________

(1)
Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement. Further, expenses related to compensation and profit-sharing arrangements based on fund investment performance are recognized at the end of the relevant commitment period, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Distributions to the Och-Ziff Operating Group D Units are also excluded, as management reviews operating performance at the Och-Ziff Operating Group level, where our operations are performed, prior to making any income allocations.

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

Other Economic Income Items
The following tables present the reconciliations of other items included in Economic Income to the respective GAAP measure for the periods presented in this MD&A:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$66	$2	$68	$5,999	$—	$5,999
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(66)	(2)	(68)	(1,125)	—	(1,125)
Net Gains on Joint Ventures—GAAP	$—	$—	$—	$4,874	$—	$4,874

Net income allocated to noncontrolling interests—GAAP	$89,057	$102,120	$191,177	$433,528	$101,760	$535,288
Adjustment to net income allocated to noncontrolling interests(2)	(89,069)	(102,120)	(191,189)	(433,536)	(101,760)	(535,296)
Net Loss Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(12)	$—	$(12)	$(8)	$—	$(8)

	Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$1,966	$—	$1,966
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(433)	—	(433)
Net Gains on Joint Ventures—GAAP	$1,533	$—	$1,533

Net income allocated to noncontrolling interests—GAAP	$762,945	$222,878	$985,823
Adjustment to net income allocated to noncontrolling interests(2)	(762,957)	(221,532)	(984,489)
Net Income (Loss) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(12)	$1,346	$1,334
_______________

(1)	Adjustment to exclude net gains (losses) on investments in Och-Ziff funds, as management does not consider these gains to be reflective of our operating performance.

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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of December 31, 2015 and December 31, 2014, would have resulted in a change of approximately $3.5 billion and $4.0 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of January 1, 2016 (the date management fees are calculated for the first quarter of 2016) would impact management fees charged on that day by approximately $11.4 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2015, would have impacted management fees charged on that day by approximately $13.6 million.
A 10% change in the fair value of the net assets held by our funds as of the end of any year (excluding unrealized gains and losses in Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized), could significantly affect our incentive income, as incentive income is generally based on a percentage of annual profits generated by our funds. We do not earn incentive income on unrealized gains attributable to Special Investments and certain other investments, and therefore a change in the fair value of those investments would have no effect on incentive income.
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of December 31, 2015 and December 31, 2014, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income allocated to Class A Shareholders or Economic Income.
Interest Rate Risk
Our Notes and Aircraft Loan are fixed-rate borrowings. Future borrowings (if any) under our Revolving Credit Facility will bear interest at rates indexed to LIBOR. There are currently no borrowings outstanding under our Revolving Credit Facility. We estimate that as of December 31, 2015 and December 31, 2014, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net income allocated to Class A Shareholders or Economic Income.

Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly indexed to LIBOR, were to increase by 10% over LIBOR as of December 31, 2015 and December 31, 2014, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
Item 9A. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Management assessed our internal control over financial reporting as of December 31, 2015. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015. We reviewed the results of management’s assessment and re-assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is set forth on the following page.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC
We have audited Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Och-Ziff Capital Management Group LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Och-Ziff Capital Management Group LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Och-Ziff Capital Management Group LLC as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 11, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 11, 2016

PART III
The information required to be disclosed in this Part III will be included in the definitive proxy statement for our 2016 annual meeting of shareholders, which we refer to as the “Proxy Statement,” and is incorporated into this Part III by reference as indicated below.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement under the headings “Proposal No. 1 Election of Class II Directors,” “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” and is incorporated herein by reference.
Pursuant to Item 401(b) of Regulation S-K, the information required under this Item 10 pertaining to our executive officers is reported in “Item 1. Business—Our Executive Officers,” included in this annual report.
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
Dated: February 11, 2016

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer and Executive Managing Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Och	Chief Executive Officer, Executive Managing Director, Chairman of the Board of Directors (Principal Executive Officer)	February 11, 2016
Daniel S. Och

/s/ Joel M. Frank	Chief Financial Officer, Executive Managing Director, Director (Principal Financial Officer and Principal Accounting Officer)	February 11, 2016
Joel M. Frank

/s/ David Windreich	Executive Managing Director and Director	February 11, 2016
David Windreich

/s/ Allan S. Bufferd	Director	February 11, 2016
Allan S. Bufferd

/s/ J. Barry Griswell	Director	February 11, 2016
J. Barry Griswell

/s/ Jerome P. Kenney	Director	February 11, 2016
Jerome P. Kenney

/s/ Georganne C. Proctor	Director	February 11, 2016
Georganne C. Proctor

Exhibit Index

Exhibit No.	Description

3.1
Certificate of Formation of Och-Ziff Capital Management Group LLC, dated as of June 6, 2007, incorporated herein by reference to Exhibit 3.1 of Amendment No. 3 to our Registration Statement on Form S-1, filed on October 12, 2007 (File No. 333-144256).

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

4.5
Indenture, dated as of November 20, 2014, among Och-Ziff Finance Co. LLC, the Guarantors party thereto and Wilmington Trust, National Association, as trustee, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 20, 2014.

4.6
First Supplemental Indenture, dated as of November 20, 2014, among Och-Ziff Finance Co. LLC, the Guarantors party thereto and Wilmington Trust, National Association, as trustee, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 20, 2014.

4.7	Form of 4.500% Senior Note due 2019 (included in Exhibit 4.6 hereto).

10.1	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.2 of Amendment No. 4 to our Registration Statement on Form S-1, filed on October 17, 2007 (File No. 333-144256).

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

10.5
Certificate of Incorporation of Och-Ziff Holding Corporation, dated as of July 12, 2007, incorporated herein by reference to Exhibit 10.8 of Amendment No. 3 to our Registration Statement on Form S-1, filed on October 12, 2007 (File No. 333-144256).

10.6
Bylaws of Och-Ziff Holding Corporation, dated as of July 17, 2007, incorporated herein by reference to Exhibit 10.9 of Amendment No. 3 to our Registration Statement on Form S-1, filed on October 12, 2007 (File No. 333-144256).

Exhibit No.	Description

10.7
Certificate of Formation of Och-Ziff Holding LLC, dated as of June 13, 2007, incorporated herein by reference to Exhibit 10.10 of Amendment No. 3 to our Registration Statement on Form S-1, filed on October 12, 2007 (File No. 333-144256).

10.8
Second Amended and Restated Operating Agreement of Och-Ziff Holding LLC, dated as of November 11, 2007, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

10.9*	Amended and Restated Limited Partnership Agreement of OZ Advisors LP, dated as of December 14, 2015.

10.10*	Amended and Restated Limited Partnership Agreement of OZ Advisors II LP, dated as of December 14, 2015.

10.11*	Amended and Restated Limited Partnership Agreement of OZ Management LP, dated as of December 14, 2015.

10.12+
Employment Agreement by and between Zoltan Varga and a subsidiary of the Registrant, dated as of November 5, 2007, incorporated herein by reference to Exhibit 10.15 of Amendment No. 8 to our Registration Statement on Form S-1, filed on November 8, 2007 (File No. 333-144256).

10.13*+	Form of Class A Restricted Share Unit Award Agreement Under the Och-Ziff Capital Management Group LLC 2013 Incentive Plan (for the Independent Directors), amended as of October 29, 2015.

10.14+
The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan, approved as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 2, 2012.

10.15
Amendment to Amended and Restated Exchange Agreement, dated as of August 1, 2012, by and among Och- Ziff Capital Management Group LLC, Och-Ziff Corp., Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners and Class B Shareholders, dated as of November 14, 2012, incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2012 filed, on February 28, 2013.

10.16+	The Och-Ziff Capital Management Group LLC 2013 Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 8, 2013.

10.17
Credit and Guaranty Agreement, dated as of November 20, 2014, among OZ Management LP, as borrower, OZ Advisors LP, OZ Advisors II LP and Och-Ziff Finance Co. LLC, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, and J.P. Morgan Securities LLC and Goldman Sachs Bank USA, as joint lead arrangers and joint bookrunners, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 20, 2014.

10.18*
Amendment No. 1 to Credit and Guaranty Agreement, dated as of December 29, 2015, among OZ Management LP, as borrower, OZ Advisors LP, OZ Advisors II LP and Och-Ziff Finance Co. LLC, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent.

10.19*+	Partner Agreement between OZ Management LP and David Becker, dated as of July 11, 2014.

10.20*+	Partner Agreement between OZ Advisors LP and David Becker, dated as of July 11, 2014.

10.21*+	Partner Agreement between OZ Advisors II LP and David Becker, dated as of July 11, 2014.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit No.	Description

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract or compensatory plan or arrangement

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC
We have audited the accompanying consolidated balance sheets of Och-Ziff Capital Management Group LLC (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Och-Ziff Capital Management Group LLC at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 11, 2016

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

	(dollars in thousands)
Assets
Cash and cash equivalents	$254,070	$250,603
Income and fees receivable	93,846	440,327
Due from related parties	8,096	4,963
Deferred income tax assets	719,954	835,385
Other assets, net (includes assets measured at fair value of $18,501 and $36,969 as of December 31, 2015 and December 31, 2014, respectively)	198,788	212,428
Assets of consolidated Och-Ziff funds:
Investments, at fair value	9,071,933	7,456,134
Other assets of Och-Ziff funds	344,769	103,046
Total Assets	$10,691,456	$9,302,886

Liabilities and Shareholders' Equity
Liabilities
Due to related parties	$593,390	$702,905
Debt obligations	448,882	447,887
Compensation payable	176,602	238,489
Other liabilities	83,813	95,747
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	7,077,679	5,227,411
Securities sold under agreements to repurchase	190,751	302,266
Other liabilities of Och-Ziff funds	47,487	50,333
Total Liabilities	8,618,604	7,065,038

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interests (Note 3)	832,284	545,771

Shareholders' Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 181,026,455 and 175,946,555 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 297,317,400 and 301,884,116 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	—
Paid-in capital	3,040,655	3,004,881
Appropriated retained deficit	(59,663)	(31,336)
Accumulated deficit	(3,396,822)	(3,264,304)
Shareholders' deficit attributable to Class A Shareholders	(415,830)	(290,759)
Shareholders' equity attributable to noncontrolling interests	1,656,398	1,982,836
Total Shareholders' Equity	1,240,568	1,692,077
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$10,691,456	$9,302,886
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Revenues
Management fees	$643,991	$664,221	$556,427
Incentive income	187,563	507,261	1,076,547
Other revenues	2,077	1,303	2,150
Income of consolidated Och-Ziff funds	489,350	369,499	260,799
Total Revenues	1,322,981	1,542,284	1,895,923

Expenses
Compensation and benefits	430,526	492,712	554,069
Reorganization expenses	14,064	16,083	16,087
Interest expense	21,441	8,166	7,011
General, administrative and other	184,139	132,800	149,874
Expenses of consolidated Och-Ziff funds	303,770	185,888	99,838
Total Expenses	953,940	835,649	826,879

Other Income (Loss)
Net gains on investments in Och-Ziff funds and joint ventures	68	5,999	1,966
Net gains (losses) of consolidated Och-Ziff funds	(69,572)	137,726	280,502
Total Other Income (Loss)	(69,504)	143,725	282,468

Income Before Income Taxes	299,537	850,360	1,351,512
Income taxes	132,224	139,048	95,687
Consolidated and Comprehensive Net Income	$167,313	$711,312	1,255,825

Allocation of Consolidated and Comprehensive Net Income
Class A Shareholders	$25,740	$142,445	$261,767
Noncontrolling interests	191,177	535,288	985,823
Redeemable noncontrolling interests	(49,604)	33,579	8,235
	$167,313	$711,312	$1,255,825

Earnings Per Class A Share
Basic	$0.14	$0.82	$1.68
Diluted	$0.14	$0.80	$1.62

Weighted-Average Class A Shares Outstanding
Basic	177,935,977	172,843,926	155,994,389
Diluted	180,893,947	178,179,112	468,442,690

Dividends Paid per Class A Share	$0.87	$1.72	$1.42
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Earnings (Deficit)	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity

			(dollars in thousands)
As of December 31, 2012	147,689,919	281,886,394	$2,900,247	$(3,627)	$(3,145,541)	$(248,921)	$2,160,410	$1,911,489
Capital contributions	—	—	—	—	—	—	341,447	341,447
Capital distributions	—	—	—	—	—	—	(1,180,875)	(1,180,875)
Cash dividends declared on Class A Shares	—	—	—	—	(213,909)	(213,909)	—	(213,909)
Dividend equivalents on Class A restricted share units	—	—	7,234	—	(7,234)	—	—	—
Equity-based compensation	4,951,691	19,997,722	37,943	—	—	37,943	66,190	104,133
Och-Ziff Operating Group A Unit exchanges (See Note 3)	17,000,000	—	13,638	—	—	13,638	—	13,638
Impact of changes in Och-Ziff Operating Group ownership (See Note 3)	—	—	(3,553)	—	—	(3,553)	3,553	—
Acquisition of noncontrolling interests (See Note 3)	—	—	(2,630)	—	—	(2,630)	2,630	—
Initial consolidation of CLOs	—	—	—	(24,576)	—	(24,576)	—	(24,576)
Allocation of income of consolidated CLOs	—	—	—	41,075	—	41,075	(41,075)	—
Impact of amortization of Reorganization charges on capital	—	—	5,445	—	—	5,445	10,642	16,087
Total comprehensive net income, excluding amounts allocated to redeemable noncontrolling interests	—	—	—	—	261,767	261,767	985,823	1,247,590
As of December 31, 2013	169,641,610	301,884,116	$2,958,324	$12,872	$(3,104,917)	$(133,721)	$2,348,745	$2,215,024

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — (continued)

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Earnings (Deficit)	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity

			(dollars in thousands)
As of December 31, 2013	169,641,610	301,884,116	$2,958,324	$12,872	$(3,104,917)	$(133,721)	$2,348,745	$2,215,024
Capital contributions	—	—	—	—	—	—	175,309	175,309
Capital distributions	—	—	—	—	—	—	(1,136,294)	(1,136,294)
Cash dividends declared on Class A Shares	—	—	—	—	(293,135)	(293,135)	—	(293,135)
Dividend equivalents on Class A restricted share units	—	—	8,697	—	(8,697)	—	—	—
Equity-based compensation	4,959,473	—	31,688	—	—	31,688	50,159	81,847
Och-Ziff Operating Group A Unit exchanges (See Note 3)	1,345,472	—	1,205	—	—	1,205	—	1,205
Impact of changes in Och-Ziff Operating Group ownership (See Note 3)	—	—	(739)	—	—	(739)	739	—
Acquisition of noncontrolling interests	—	—	(141)	—	—	(141)	(251)	(392)
Initial consolidation of CLOs	—	—	—	(45,303)	—	(45,303)	—	(45,303)
Allocation of income of consolidated CLOs	—	—	—	1,095	—	1,095	(1,095)	—
Impact of amortization of Reorganization charges on capital	—	—	5,847	—	—	5,847	10,236	16,083
Total comprehensive net income, excluding amounts allocated to redeemable noncontrolling interests	—	—	—	—	142,445	142,445	535,288	677,733
As of December 31, 2014	175,946,555	301,884,116	$3,004,881	$(31,336)	$(3,264,304)	$(290,759)	$1,982,836	$1,692,077

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — (continued)

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Earnings (Deficit)	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity

			(dollars in thousands)
As of December 31, 2014	175,946,555	301,884,116	$3,004,881	$(31,336)	$(3,264,304)	$(290,759)	$1,982,836	$1,692,077
Capital contributions	—	—	—	—	—	—	261,417	261,417
Capital distributions	—	—	—	—	—	—	(822,570)	(822,570)
Cash dividends declared on Class A Shares	—	—	—	—	(153,452)	(153,452)	—	(153,452)
Dividend equivalents on Class A restricted share units	—	—	4,806	—	(4,806)	—	—	—
Equity-based compensation	5,079,900	(10,110)	31,614	—	—	31,614	56,815	88,429
Och-Ziff Operating Group A Unit repurchase (see Note 3)	—	(4,556,606)	(6,315)	—	—	(6,315)	(14,161)	(20,476)
Impact of changes in Och-Ziff Operating Group ownership (See Note 3)	—	—	455	—	—	455	(455)	—
Initial consolidation of CLOs	—	—	—	(35,838)	—	(35,838)	—	(35,838)
Allocation of income of consolidated CLOs	—	—	—	7,511	—	7,511	(7,511)	—
Impact of amortization of Reorganization charges on capital	—	—	5,214	—	—	5,214	8,850	14,064
Comprehensive net income, excluding amounts allocated to redeemable noncontrolling interests	—	—	—	—	25,740	25,740	191,177	216,917
As of December 31, 2015	181,026,455	297,317,400	$3,040,655	$(59,663)	$(3,396,822)	$(415,830)	$1,656,398	$1,240,568
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income	$167,313	$711,312	$1,255,825
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Reorganization expenses	14,064	16,083	16,087
Amortization of equity-based compensation	112,639	114,727	133,832
Depreciation and amortization	11,331	6,990	8,251
Deferred income taxes	115,760	111,061	78,961
Operating cash flows due to changes in:
Income and fees receivable	346,481	502,262	(350,638)
Due from related parties	(3,133)	351	(2,167)
Other assets, net	23,625	(23,106)	(17,957)
Due to related parties	(109,515)	(86,587)	(36,386)
Compensation payable	(67,913)	(69,152)	97,440
Other liabilities	(8,120)	22,130	15,383
Consolidated Och-Ziff funds related items:
Net losses (gains) of consolidated Och-Ziff funds	69,572	(137,726)	(280,502)
Purchases of investments	(4,122,079)	(4,732,159)	(3,218,982)
Proceeds from sale of investments	4,136,801	4,275,275	2,979,785
Other assets of consolidated Och-Ziff funds	(120,301)	175,200	337,213
Securities sold under agreements to repurchase	(111,515)	44,575	34,148
Other liabilities of consolidated Och-Ziff funds	(12,731)	19,147	8,626
Net Cash Provided by Operating Activities	442,279	950,383	1,058,919

Cash Flows from Investing Activities
Purchases of fixed assets	(43,801)	(74,921)	(3,483)
Purchases of United States government obligations	—	(36,974)	—
Maturities of United States government obligations	18,473	—	—
Investment in Och-Ziff funds	(2,826)	(15,522)	(15,000)
Return of investment in Och-Ziff funds	384	15,970	15,000
Other, net	—	8,169	(558)
Net Cash Used in Investing Activities	(27,770)	(103,278)	(4,041)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	602,654	610,918	401,103
Distributions to noncontrolling and redeemable noncontrolling interests	(824,890)	(1,136,294)	(1,180,875)
Och-Ziff Operating Group A Unit repurchase	(22,783)	—	—
Dividends on Class A Shares	(153,452)	(293,135)	(213,909)
Proceeds from debt obligations	3,606	446,036	—
Repayment of debt obligations	(3,089)	(384,768)	(3,866)
Withholding taxes paid on vested RSUs	(15,865)	(26,093)	(21,845)
Equity-classified RSUs settled in cash	—	(10,393)	(13,707)
Other, net	2,777	7,253	5,710
Net Cash Used in Financing Activities	(411,042)	(786,476)	(1,027,389)
Net Change in Cash and Cash Equivalents	3,467	60,629	27,489
Cash and Cash Equivalents, Beginning of Period	250,603	189,974	162,485
Cash and Cash Equivalents, End of Period	$254,070	$250,603	$189,974

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$19,446	$6,198	$6,739
Income taxes	$19,185	$21,419	$15,476
Non-cash transactions:
Assets related to the initial consolidation of CLOs	$2,042,463	$2,508,097	$1,708,064
Liabilities related to the initial consolidation of CLOs	$2,078,301	$2,553,400	$1,732,640
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
The Company currently has two operating segments: the Och-Ziff Funds segment and the Company's real estate business. The Och-Ziff Funds segment is currently the Company’s only reportable operating segment under U.S. generally accepted accounting principles (“GAAP”) and provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles. The Company’s real estate business, which provides asset management services to its real estate funds, is included within Other Operations, as it does not meet the threshold of a reportable operating segment under GAAP.
The Company generates substantially all of its revenues in the United States. The liability of the Company’s Class A Shareholders is limited to the extent of their capital contributions.
The Company conducts its operations through OZ Management LP (“OZ Management”), OZ Advisors LP (“OZ Advisors I”) and OZ Advisors II LP (“OZ Advisors II”) and their consolidated subsidiaries (collectively, the “Och-Ziff Operating Group”). References to the Company’s “executive managing directors” refer to the current limited partners of OZ Management, OZ Advisors and OZ Advisors II other than the Company’s intermediate holding companies, including the Company’s founder, Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. References to the Company’s “active executive managing directors” refer to executive managing directors who remain active in the Company’s business. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons. References to the Company’s “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation (“Och-Ziff Corp”) and Och-Ziff Holding LLC, both of which are wholly owned subsidiaries of the Registrant.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

The Company conducts operations through the Och-Ziff Operating Group. The following Och-Ziff Operating Group Units represent all of the equity interests of the Och-Ziff Operating Group:

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
The Company also issues Och-Ziff Operating Group D Units to executive managing directors. Och-Ziff Operating Group D Units are not considered equity for GAAP purposes, and therefore distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive income. Och-Ziff Operating Group D Units receive distributions on a pro rata basis with the Och-Ziff Operating Group A Units and the Och-Ziff Operating Group B Units. An Och-Ziff Operating Group D Unit converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. As of December 31, 2015, the Och-Ziff Operating Group D Units represented a 5.0% non-equity profits interest in the Och-Ziff Operating Group.
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
DECEMBER 31, 2015

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

The Company’s funds are typically organized using a “master-feeder” structure. Fund investors, including the Company’s executive managing directors, employees and other related parties to the extent they invest in a given fund, invest directly into the feeder funds. These feeder funds are typically limited partnerships or limited companies that hold direct or indirect interests in a master fund. The master fund, together with its subsidiaries, is the primary investment vehicle for its feeder funds. The Company generally collects its management fees and incentive income from the feeder funds or wholly owned subsidiaries of the feeder funds (“intermediate funds”), and does not collect any management fees or incentive income directly from the master funds. However, the Company also organizes certain funds (e.g., its real estate funds and certain opportunistic credit funds) without the use of a master-feeder structure. These are typically organized as limited partnerships, in which the Company is the general partner and collects management fees and incentive income directly from these entities, however, in the case of the real estate funds, the Company collects management fees directly from the funds’ investors.
The determination of whether a fund is a VIE or a VOE is based on the facts and circumstances for each individual fund in accordance with the guidelines described above.
Funds that are VIEs
Funds that the Company has determined to be VIEs are generally limited partnerships in which the Company serves as general partner but lacks a substantive equity investment and fund investors (i.e. the limited partners) do not have the substantive ability to remove the Company as general partner. In addition, limited companies in which the Company is the investment manager with decision-making rights and fund investors (i.e. the limited company shareholders) lack the substantive ability to remove the Company as the decision maker by a simple majority vote of the unrelated shareholders of the respective fund are also VIEs. As a result, the fund investors are deemed to lack the characteristics of a controlling financial interest, and therefore, the entity is a VIE. In addition, the lack of removal rights results in the Company’s management fees and incentive income being considered a variable interest when determining the primary beneficiary of a VIE. Finally, the Company’s CLOs are also VIEs since they lack sufficient equity at risk to finance their expected activities without additional subordinated financial support from other parties, as these entities are financed through senior and subordinated notes and loans.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following types of funds are generally VIEs and not consolidated by the Company: (i) master funds, where the Company lacks a direct variable interest. All management fees and incentive income related to these funds are collected from the related but separate feeder funds; (ii) intermediate funds, where the Company’s only variable interest in these entities is limited to the collection of management fees and incentive income. The majority of the expected losses and returns of these VIEs, which are subject to the deferral discussed above, flow through to the related feeder funds that wholly own these intermediate funds; and (iii) other funds, where the Company’s only interest is limited to the collection of management fees and incentive income. The majority of the expected losses and returns of these VIEs, which are subject to the deferral discussed above, flow through to a single investor.
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
Funds that are VOEs
Funds that the Company has determined to be VOEs are generally limited partnerships in which the Company or its executive managing directors have a substantive equity investment in the entity, or in which fund investors (i.e. the limited partners) have the substantive ability to remove the Company as general partner by a simple majority vote of the unrelated investors of the respective fund. Limited companies in which the Company is the investment manager with decision-making rights and the fund investors (i.e., the limited company shareholders) have the substantive ability to remove the Company as decision maker by a simple majority vote of the unrelated investors of the respective fund are also VOEs. As a result, the fund investors are deemed to have the characteristics of a controlling financial interest, and therefore, the entity is a VOE.
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
Allocations of Och-Ziff Operating Group Earnings and Capital
Earnings of the Och-Ziff Operating Group are allocated on a pro rata basis between the Och-Ziff Operating Group A Units, which interests are reflected within net income (loss) allocated to noncontrolling interests, and Och-Ziff Operating Group B Units, which interests are reflected within net income (loss) allocated to Class A Shareholders, in the consolidated statements of comprehensive income.
Paid-in capital of the Och-Ziff Operating Group is allocated pro rata between the Och-Ziff Operating Group A Units, which interest is reflected within noncontrolling interests, and Och-Ziff Operating Group B Units, which interest is reflected within the Company’s paid-in capital, in the consolidated balance sheets. As a result, increases in the Och-Ziff Operating Group’s paid-in capital resulting from the amortization of equity-based compensation and Reorganization expenses (described below) is allocated pro rata between noncontrolling interests and the Company’s paid-in capital.
See Note 3 for additional information regarding the Company’s interest in the Och-Ziff Operating Group.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Noncontrolling Interests and Appropriated Retained Earnings (Deficit)
The Och-Ziff Operating Group A Units represent noncontrolling interests in the Och-Ziff Operating Group. In addition, the Company also consolidates certain funds in which the Company generally has little or no direct ownership, as fund investors own substantially all of the interests outstanding in these funds. Amounts relating to the Och-Ziff Operating Group A Units and fund investors’ interests in the consolidated funds are presented as noncontrolling interests in the consolidated balance sheets.  Allocations of profits and losses to these interests are reflected within net income (loss) allocated to noncontrolling interests in the consolidated statements of comprehensive income. Investors in the consolidated funds presented within noncontrolling interests are generally not able to redeem their interests until the fund liquidates or is otherwise wound-up.
Additionally, the Company consolidates certain credit funds that it manages, wherein investors are able to redeem their interests after an initial lock-up period of up to three years. Amounts relating to these fund investors’ interests in these credit funds are presented as redeemable noncontrolling interests in the consolidated balance sheets.  Allocations of profits and losses to these interests are reflected within net income (loss) allocated to redeemable noncontrolling interests in the consolidated statements of comprehensive income.
The Company also consolidates the CLOs it manages. The Company elected the fair value option for the notes and loans payable of the consolidated CLOs upon the initial consolidation of each CLO. The recognition of the initial difference between the fair value of assets and liabilities of consolidated CLOs is treated as an adjustment to appropriated retained earnings (deficit). Net changes in the fair value of consolidated CLO assets and liabilities and related income and expenses are allocated to noncontrolling interests in the statements of comprehensive income. These allocations are then reclassified from noncontrolling interests to appropriated retained earnings (deficit) in the consolidated balance sheets. Such amounts are reclassified since the holders of each CLO’s beneficial interests, as opposed to the Company, receive the benefits or absorb the losses of the CLO’s assets.
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
Management Fees
Management fees for the Company’s multi-strategy funds typically range from 1.00% to 2.75% annually of assets under management based on the net asset value of these funds. For the Company’s opportunistic credit funds, management fees typically range from 0.75% to 1.75% based on the net asset value of these funds. Management fees for the Company’s CLOs within Institutional Credit Strategies are generally 0.50% based on the par value of the collateral and cash held in the CLOs. Management fees for the Company's real estate funds typically range from 0.75% to 1.50% annually based on the amount of capital committed during the investment period and on the amount of invested capital after the investment period.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Incentive Income
The Company earns incentive income based on the cumulative performance of the Och-Ziff funds over a commitment period. Incentive income is typically equal to 20% of the net realized and unrealized profits attributable to each fund investor in the Company's multi-strategy funds, open-end opportunistic credit funds and certain other funds, but it excludes unrealized gains and losses attributable to investments that the Company, as investment manager, believes lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance (“Special Investments”). For the Company's closed-end opportunistic credit funds, real estate funds and certain other funds, incentive income is typically equal to 20% of the realized profits attributable to each fund investor.  For CLOs, incentive income is typically 20% of the excess cash flows available to the holders of the subordinated notes. The Company's ability to earn incentive income from some of its funds may be impacted by hurdle rates as further discussed below.
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
For funds that the Company does not consolidate, incentive income is not recognized until the end of the applicable commitment period when the amounts are contractually payable, or “crystallized.” Additionally, all of the Company's multi-strategy funds and open-end opportunistic credit funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning the Company will not be able to earn incentive income with respect to positive investment performance it generates for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. The Company earns incentive income on any net profits in excess of the high-water mark.
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
In addition to assets under management subject to one-year commitment periods, approximately $16.8 billion, or 37%, of the Company's assets under management as of December 31, 2015 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and other multi-strategy funds, as well as assets in the Company's opportunistic credit funds, CLOs within Institutional Credit Strategies, real estate funds and other alternative investment vehicles it manages. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. The Company's ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby the Company does not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

exceeded the hurdle rate, the Company may receive a preferential “catch-up” allocation, resulting in a potential recognition to the Company of a full 20% of the net profits attributable to investors in these assets.
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
Och-Ziff Operating Group D Units
The Och-Ziff Operating Group D Units are not considered equity under GAAP and no equity-based compensation expense is recognized related to these units when they are granted. Distributions to holders of Och-Ziff Operating Group D Units are included within compensation and benefits in the consolidated statements of comprehensive income. These distributions are accrued in the quarter in which the related income was earned and are paid out the following quarter at the same time distributions on the Och-Ziff Operating Group A Units and dividends on the Company’s Class A Shares are paid.
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
Equity-Based Compensation
Compensation expense related to equity-classified share-based payments is based on the grant-date fair value and recognized on a straight-line basis over the requisite service period for awards with both cliff vesting and graded vesting. For liability-classified share-based payments, the Company recognizes compensation expense over the requisite service period adjusted to the fair value as of the end of the reporting period.
Compensation expense includes an estimated forfeiture assumption, which is based on current and historical information and is reviewed periodically for any necessary adjustments. A change in the forfeiture assumption is recognized in the period in which such change occurs. See Note 10 for additional information on the Company’s equity-based compensation plans.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Under the terms of the PIP, certain executive managing directors at the time of the IPO may be eligible to receive discretionary cash awards and discretionary grants of Och-Ziff Operating Group D Units over a five-year period that commenced in 2013. Each year, an aggregate of up to 2,770,749 Och-Ziff Operating Group D Units may be granted under the PIP to the participating executive managing directors. Aggregate discretionary cash awards under the PIP for each year will be capped at 10% of the Company’s incentive income earned during that year, up to a maximum aggregate amount of $39.6 million. The Company granted 1,256,084, 800,000 and 2,770,749 Och-Ziff Operating Group D Units and aggregate cash awards of $3.6 million, $12.0 million and $39.6 million to participating executive managing directors under the PIP for the years ended December 31, 2015, 2014 and 2013, respectively.
Reorganization Expenses
Prior to the 2007 Offerings, the Company completed a reorganization of its business (the “Reorganization”). As part of the Reorganization, Mr. Och’s equity interests, the other executive managing directors’ non-equity interests and the Ziffs’ profit sharing interests were reclassified as Och-Ziff Operating Group A Units. As a result of these reclassifications, the Company incurred non-cash Reorganization expenses through 2015. See Note 10 for additional information regarding these Reorganization expenses.
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
The Company records interest and penalties related to income taxes within income taxes in the consolidated statements of comprehensive income.
Cash and Cash Equivalents
The Company considers all highly liquid investments that have an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents are recorded at amortized cost plus accrued interest. As of December 31, 2015, approximately half of the Company’s cash and cash equivalents were held with one major financial institution, and

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

therefore exposes the Company to a certain degree of credit risk. The Company records cash and cash equivalents of the consolidated Och-Ziff funds held at prime brokers within other assets of Och-Ziff funds in the consolidated balance sheets.
Investments in United States Government Obligations
The Company may from time-to-time invest in United States government obligations to manage excess liquidity. These investments are carried at fair value, as the Company has elected the fair value option in order to include any gains or losses within consolidated net income. These investments are recorded within other assets, net in the consolidated balance sheet. Changes in fair value of these investments were immaterial for the years ended December 31, 2015 and 2014. The Company (excluding investments of the consolidated funds) did not hold any investment in United States government obligations in 2013.
Fixed Assets
Fixed assets consist of corporate aircraft, leasehold improvements, computer hardware and software, furniture, fixtures and office equipment. Fixed assets are recorded at cost less accumulated depreciation and amortization within other assets, net in the consolidated balance sheets. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be fully recovered. Depreciation and amortization of fixed assets are calculated using the straight-line method over the following depreciable lives: 15 years for corporate aircraft, the shorter of the related lease term or expected useful life for leasehold improvements and three to seven years for all other fixed assets.
Goodwill
Goodwill is included within other assets, net in the Company’s consolidated balance sheets and relates to the Company’s 2007 acquisition of an additional 25% interest in its domestic real estate operations from one of its joint venture partners. The Company tests goodwill for impairment on an annual basis or more frequently if events or circumstances justify conducting an interim test.
Foreign Currency
The functional currency of substantially all of the Company’s consolidated subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the closing rates of exchange on the balance sheet date. Transaction gains and losses are recorded as other expenses within general, administrative and other in the consolidated statements of comprehensive income.
Policies of Consolidated Och-Ziff Funds
Certain Och-Ziff funds in which the Company typically has only minor ownership interests, if any, are included in the Company’s consolidated financial statements. The majority ownership interests in these funds are held by the investors in the funds, and these interests are reflected within noncontrolling interests in the consolidated balance sheets. The management fees and incentive income from the consolidated Och-Ziff funds are eliminated in consolidation (except for management fees from certain funds, whereby such fees are paid directly to the Company by the fund investors); however, the Company’s share of the earnings from these funds is increased by the amount of the eliminated management fees and incentive income.
The Och-Ziff funds are considered investment companies for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the consolidated Och-Ziff funds’ are reflected in the consolidated financial statements at their estimated fair values. As discussed above, the Company has elected the fair value option for the notes and loans payable of its consolidated CLOs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Income of Consolidated Och-Ziff Funds
Income of consolidated Och-Ziff funds consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis. The consolidated Och-Ziff funds may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of December 31, 2015 and 2014, and the impact of such investments for the years ended December 31, 2015, 2014 and 2013, were not significant. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable.
Expenses of Consolidated Och-Ziff Funds
Expenses of consolidated Och-Ziff funds consist of interest expense and other miscellaneous expenses. Interest expense is recorded on an accrual basis.
Investments, at Fair Value
Investments, at fair value include the consolidated Och-Ziff funds’ investments in securities, investment companies and other investments. Securities transactions are recorded on a trade-date basis. Realized gains and losses on sales of investments of the Och-Ziff funds are determined on a specific identification basis and are included within net gains (losses) of consolidated Och-Ziff funds in the consolidated statements of comprehensive income. Premiums and discounts are amortized and accreted, respectively, to income of consolidated Och-Ziff funds in the consolidated statements of comprehensive income.
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
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase (“repurchase agreements”) by the consolidated Och-Ziff funds are accounted for as collateralized financing transactions. The funds provide securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. Cash borrowed by the funds is included within securities sold under agreements to repurchase in the consolidated balance sheets. The fair value of securities transferred to counterparties under such agreements totaled $297.7 million and $478.6 million as of December 31, 2015 and 2014, respectively, and are included in investments, at fair value in the consolidated balance sheets. Interest expense incurred on these transactions is included within expenses of consolidated Och-Ziff funds in the consolidated statements of comprehensive income.
Notes and Loans Payable of Consolidated CLOs, at Fair Value
The Company has elected the fair value option for the senior secured and subordinated notes and loans payable of consolidated CLOs. The Company has elected the fair value option for the notes and loans payable of the consolidated CLOs to mitigate accounting mismatches between the carrying values of the assets and liabilities of the CLOs. Changes in fair value of the notes and loans are included within net gains of consolidated Och-Ziff funds in the consolidated statements of comprehensive income.
Recently Adopted Accounting Pronouncements
In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 amends ASC 860—Transfers and Servicing to address the accounting for certain secured financing transactions. ASU 2014-11 also requires additional disclosures about certain transferred financial assets

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

accounted for as sales, as well as those accounted for as secured financing transactions. ASU 2014-11 was effective for the Company beginning in the second quarter of 2015. The impact of ASU 2014-11 to the Company’s consolidated financial statements is limited to the additional disclosures for transferred financial assets accounted for as financing transactions, as disclosed in Note 5.
None of the other changes to GAAP that went into effect during 2015 had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities are permitted to apply the guidance in ASU 2014-09 using one of the following methods: (1) full retrospective application to each prior period presented, or (2) modified retrospective application with a cumulative effect adjustment to opening retained earnings in the annual reporting period that includes that date of initial application. The requirements of ASU 2014-09 are effective for the Company beginning in the first quarter of 2017. The Company is currently evaluating the impact, if any, that this update will have on its consolidated financial statements.
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

Entities are permitted to apply the guidance in ASU 2015-02 using either full retrospective application or a modified retrospective application with a cumulative effect adjustment to opening retained earnings in the year of adoption. The requirements of ASU 2015-02 are effective for the Company beginning in the first quarter of 2016. The Company expects to deconsolidate a substantial amount of the assets and liabilities of consolidated Och-Ziff funds presented in its consolidated balance sheets as a result of the adoption of ASU 2015-02. As a result, the Company also expects income, expenses and net gains (losses) of consolidated Och-Ziff funds in its consolidated statements of comprehensive income, as well as the related allocation of these items to noncontrolling interests, to decline. Management fees and incentive income earned from funds that are deconsolidated will no longer be eliminated in consolidations, and therefore recognition will be based on the accounting policies presented above within “—Revenue Recognition Policies.”

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The requirements of ASU 2015-03 are effective for the Company beginning in the first quarter of 2016. The impact on the Company will be limited to a reclassification of debt issuance costs from other assets to debt obligations in the Company’s consolidated balance sheet. As of December 31, 2015, the amount of debt issuance costs within the scope of ASU 2015-03 and currently presented within other assets, net was $4.6 million.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 will be effective for the Company beginning in the first quarter of 2016, and will be applied retrospectively. The impact of ASU 2015-07 will be limited to no longer disclosing the level in the fair value hierarchy of investments held by the Company that are measured using net asset value per share during the periods presented.
The other changes to GAAP that are not yet effective are not expected to have a material effect on the Company's consolidated financial statements.
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
The following table presents the components of the net income allocated to noncontrolling interests:

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Och-Ziff Operating Group A Units	$136,449	$365,793	$616,843
Consolidated Och-Ziff funds	54,357	169,142	364,859
Other	371	353	4,121
	$191,177	$535,288	$985,823
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	December 31, 2015	December 31, 2014

	(dollars in thousands)
Och-Ziff Operating Group A Units	$429,312	$579,417
Consolidated Och-Ziff funds	1,224,996	1,401,495
Other	2,090	1,924
	$1,656,398	$1,982,836

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents the activity in redeemable noncontrolling interests as presented in the consolidated balance sheets:

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Beginning balance	$545,771	$76,583	$8,692
Capital contributions	338,437	435,609	59,656
Capital distributions	(2,320)	—	—
Comprehensive income (loss)	(49,604)	33,579	8,235
Ending Balance	$832,284	$545,771	$76,583
Och-Ziff Operating Group Ownership
The Company’s interest in the Och-Ziff Operating Group increased to 37.8% as of December 31, 2015, from 36.8% as of December 31, 2014. Changes in the Company’s interest in the Och-Ziff Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan, primarily related to the settlement of Class A restricted share units (“RSUs”); (iii) the forfeiture of Och-Ziff Operating Group A Units and related Class B Shares by a departing executive managing director; and (iv) the repurchase of Class A Shares and Och-Ziff Operating Group A Units. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and settlement of RSUs. These increases will be offset upon any conversion by an executive managing director of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director.
Och-Ziff Operating Group A Unit Repurchase
On October 28, 2015, the Company repurchased approximately 4.6 million vested Och-Ziff Operating Group A Units from former executive managing directors at a price per unit of $5.00, for an aggregate of $22.8 million. These units were canceled upon their repurchase, and an equal number of Class B Shares were also canceled. As a result, the Company recorded a decrease to paid-in capital and shareholders’ equity attributable to non-controlling interests. The repurchase resulted in $2.3 million of additional deferred income tax assets derived from goodwill recognized for tax purposes that is expected to be subsequently amortized and result in future taxable deductions and cash savings to the Company. This increase in deferred income tax assets was recorded as an increase to paid-in capital in connection with the repurchase.
Och-Ziff Operating Group A Unit Exchanges
During the years ended December 31, 2014 and 2013, the Company issued Class A Shares in connection with the Ziffs’ exchange of an equal number of Och-Ziff Operating Group A Units. As a result, the Company recorded increases to shareholders’ equity related to deferred income tax assets resulting from the exchange, net of decreases to shareholders' equity related to increases in the tax receivable agreement liability. There were no exchanges of Och-Ziff Operating Group A Units during the year ended December 31, 2015.
Acquisition of Noncontrolling Interests
In December 2013, the Company restructured its real estate business so that it now wholly owns the entities related to the real estate business. Prior to the restructuring, the Company owned 75% of the equity in the real estate business and a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Assets and liabilities measured at fair value are classified into one of the following categories:

•
Level I – Fair value is determined using quoted prices that are available in active markets for identical assets or liabilities. The types of assets and liabilities that would generally be included in this category are certain listed equities, U.S. government obligations and certain listed derivatives.

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

•
Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. The types of assets and liabilities that would generally be included in this category include real estate investments, equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, certain OTC derivatives, residential and commercial mortgage-backed securities, asset-backed securities, collateralized debt obligations, investments in affiliated credit funds, as well as the notes and loans payable of consolidated CLOs.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s assets and liabilities (excluding the assets and liabilities of the consolidated funds) measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2015 and December 31, 2014:

	Fair Value
	December 31, 2015	December 31, 2014	Fair Value Hierarchy

	(dollars in thousands)
United States government obligations	$18,501	$36,969	Level 1
Financial Assets, at Fair Value, Included Within Other Assets, Net	$18,501	$36,969
Consolidated Funds
The assets and liabilities presented in the tables below belong to the investors in the consolidated funds. The Company has a minimal, if any, investment in these funds.
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2015:

	As of December 31, 2015
	Level I	Level II	Level III	Counterparty Netting of Derivative Contracts	Total

	(dollars in thousands)
Bank debt	$—	$4,809,367	$1,998,423	$—	$6,807,790
Real estate investments	—	—	719,957	—	719,957
Investments in affiliated credit funds	—	—	847,749	—	847,749
Residential mortgage-backed securities	—	—	323,571	—	323,571
Collateralized debt obligations	—	—	83,759	—	83,759
Energy and natural resources limited partnerships	2,100	—	113,086	—	115,186
Commercial real estate debt	—	—	18,295	—	18,295
Corporate bonds	—	75,149	—	—	75,149
United States government obligations	40,672	—	—	—	40,672
Asset-backed securities	—	—	23,739	—	23,739
Commercial mortgage-backed securities	—	—	13,803	—	13,803
Other investments	316	9	1,938	—	2,263
Financial Assets, at Fair Value, Included Within Investments, at Fair Value	$43,088	$4,884,525	$4,144,320	$—	$9,071,933

Senior secured notes and loans payable of consolidated CLOs	$—	$—	$6,636,838	$—	$6,636,838
Subordinated notes payable of consolidated CLOs	—	—	440,841	—	440,841
Notes and loans payable of consolidated CLOs, at fair value	—	—	7,077,679	—	7,077,679
Other liabilities, included within other liabilities of Och-Ziff funds	2,527	298	—	—	2,825
Financial Liabilities, at Fair Value	$2,527	$298	$7,077,679	$—	$7,080,504

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
DECEMBER 31, 2015

Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Amounts related to the initial consolidation of the Company’s CLOs are included within investment purchases in the tables below.
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the year ended December 31, 2015:

	December 31, 2014	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	December 31, 2015

	(dollars in thousands)
Bank debt	$2,224,032	$306,942	$(573,217)	$1,326,259	$(1,212,902)	$—	$(72,691)	$1,998,423
Real estate investments	645,916	—	—	200,972	(221,282)	—	94,351	719,957
Investments in affiliated credit funds	628,913	—	—	402,267	(161,562)	—	(21,869)	847,749
Residential mortgage-backed securities	462,927	—	—	47,855	(153,240)	—	(33,971)	323,571
Collateralized debt obligations	173,746	—	—	9,796	(119,352)	—	19,569	83,759
Energy and natural resources limited partnerships	154,782	—	—	21,668	(4,234)	—	(59,130)	113,086
Commercial real estate debt	29,815	—	—	33,891	(48,849)	—	3,438	18,295
Corporate bonds	656	—	—	16,006	(13,223)	—	(3,439)	—
Asset-backed securities	21,368	—	—	9,046	(5,594)	—	(1,081)	23,739
Commercial mortgage-backed securities	3,287	—	—	15,537	(4,522)	—	(499)	13,803
Other investments (including derivatives, net)	2,144	—	(29)	55	(233)	(958)	959	1,938
	$4,347,586	$306,942	$(573,246)	$2,083,352	$(1,944,993)	$(958)	$(74,363)	$4,144,320

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the year ended December 31, 2014:

	December 31, 2013	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	December 31, 2014

	(dollars in thousands)
Bank debt	$1,180,831	$60,162	$(207,496)	$2,410,837	$(1,181,865)	$—	$(38,437)	$2,224,032
Real estate investments	633,311	—	—	120,928	(173,847)	—	65,524	645,916
Investments in affiliated credit funds	188,454	—	—	477,022	(94,557)	—	57,994	628,913
Residential mortgage-backed securities	400,510	—	—	283,745	(274,031)	—	52,703	462,927
Collateralized debt obligations	205,026	—	—	84,301	(138,680)	—	23,099	173,746
Energy and natural resources limited partnerships	158,759	—	—	29,169	(18,878)	—	(14,268)	154,782
Commercial real estate debt	93,445	—	—	105,514	(174,604)	—	5,460	29,815
Corporate bonds	817	—	—	37	—	—	(198)	656
Asset-backed securities	34,627	—	—	596	(12,329)	—	(1,526)	21,368
Commercial mortgage-backed securities	20,530	—	—	138	(21,053)	—	3,672	3,287
Other investments (including derivatives, net)	2,492	69	—	1,754	(3,649)	429	1,049	2,144
	$2,918,802	$60,231	$(207,496)	$3,514,041	$(2,093,493)	$429	$155,072	$4,347,586
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
DECEMBER 31, 2015

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) held as of the reporting date. These gains and losses are included within net gains (losses) of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income:

	Year Ended December 31,
	2015	2014

Bank debt	$(74,321)	$(37,608)
Real estate investments	42,743	26,316
Investments in affiliated credit funds	(90,530)	(28,961)
Residential mortgage-backed securities	(38,186)	14,290
Collateralized debt obligations	(5,785)	6,581
Energy and natural resources limited partnerships	(59,130)	(13,719)
Commercial real estate debt	935	(216)
Corporate bonds	(253)	(217)
Asset-backed securities	(829)	(1,781)
Commercial mortgage-backed securities	(871)	485
Other investments (including derivatives, net)	16	153
	$(226,211)	$(34,677)
The tables below summarize the changes in the notes and loans payable of consolidated CLOs for the years ended December 31, 2015 and 2014. For the years ended December 31, 2015 and 2014, the Company recorded net unrealized gains of $222.9 million and $79.5 million, respectively, for notes and loans payable of consolidated CLOs still outstanding as of the reporting date. Amounts related to the initial consolidation of the Company’s CLOs are included within issuances in the tables below.

	December 31, 2014	Issuances	Settlements	Net Gains of Consolidated Och-Ziff Funds	December 31, 2015

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$4,784,134	$2,356,349	$(459,000)	$(44,645)	$6,636,838
Subordinated notes payable of consolidated CLOs	443,277	173,868	—	(176,304)	440,841
	$5,227,411	$2,530,217	$(459,000)	$(220,949)	$7,077,679

	December 31, 2013	Issuances	Settlements	Net Gains of Consolidated Och-Ziff Funds	December 31, 2014

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$2,508,338	$2,317,182	$—	$(41,386)	$4,784,134
Subordinated notes payable of consolidated CLOs	255,639	225,760	—	(38,122)	443,277
	$2,763,977	$2,542,942	$—	$(79,508)	$5,227,411

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Investments in Affiliated Credit Funds
The fair value of investments in affiliated credit funds relates to consolidated feeder funds’ investments into their related master funds. The fair value of these investments is based on the consolidated feeder funds’ proportionate share of the respective master funds’ net asset value. These master funds invest primarily in credit-related strategies. Approximately 87% of these investments can be redeemed and paid to investors in the feeder fund after an initial lock-up period of up to three years, after which the feeder fund may redeem its investment on a monthly or quarterly basis. The Company, as investment manager of the master fund, has the option (not exercised to date) to suspend redemptions in certain situations. An additional 4% of these investments can be redeemed and paid to investors in the feeder fund on a monthly basis. The remaining 9% relates to a feeder fund that is not able to redeem its investment in the master fund prior to liquidation, the timing of which cannot be estimated. The feeder fund will receive distributions from the master fund as investments are sold, the timing of which cannot be estimated due to the illiquid nature of the investments held by the master fund. The consolidated feeder funds have $52.4 million of unfunded commitments that will be funded by capital contributions from investors in the feeder funds, as the Company is not an investor in the feeder funds or master funds.
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
The significant unobservable inputs used in the fair value measurement of the Company’s energy and natural resources limited partnerships that are not measured using net asset value are discount rates, EBITDA multiples, price per acre and production multiples. Significant increases (decreases) in the discount rates in isolation would be expected to result in a lower (higher) fair value measurement. Significant increases (decreases) in the EBITDA multiples, price per acre, price per square foot and production multiples in isolation would be expected to result in a significantly higher (lower) fair value measurement.
Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III
The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of December 31, 2015.

Type of Investment or Liability	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted-Average)
(in thousands)
Bank debt	$1,949,227	Independent pricing services	n/a
	49,196	Yield analysis	Yield	14% to 23% (16%)
Real estate investments	$719,957	Discounted cash flow	Discount rate	10% to 30% (19%)
			Cash flow growth rate	-24% to 36% (3%)
			Capitalization rate	6% to 12% (8%)
			Price per square foot	$50 to $187 ($159)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Type of Investment or Liability	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
			Absorption rate per year	0% to 27% (8%)
			Exit multiple	5.9x to 18.9x (10.3x)
Investments in affiliated credit funds	$847,749	Net asset value	n/a
Residential mortgage-backed securities	$312,839	Broker quotes	n/a
	10,732	Independent pricing services	n/a
Collateralized debt obligations	$83,759	Broker quotes	n/a
Energy and natural resources limited partnerships	$42,482	Net asset value	n/a
	49,326	Scenario analysis	Discount rate	10% to 25% (19%)
			EBITDA multiple	5.5x to 7.3x (6.4x)
			Price per acre	$1,750
			Production multiple (price per thousand cubic feet equivalent per day)	$6,750 to $9,167 ($7,662)
	18,672	Sum of the parts	Discount rate	15%
			Price per acre	$437
	2,606	Discounted cash flow	Discount rate	15%
Commercial real estate debt	$7,010	Yield analysis	Yield	13% to 18% (16%)
	11,285	Discounted cash flow	Discount rate	15%
Asset-backed securities	$22,428	Broker quotes	n/a
	1,311	Discounted cash flow	Discount rate	14%
Commercial mortgaged-backed securities	$13,803	Broker quotes	n/a
Senior secured notes and loans payable of consolidated CLOs	$6,636,838	Broker quotes	n/a
Subordinated notes payable of consolidated CLOs	$440,841	Broker quotes	n/a
The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of December 31, 2014.

Type of Investment or Liability	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted-Average)
(in thousands)
Bank debt	$2,165,152	Independent pricing services	n/a
	52,107	Yield analysis	Yield	11% to 15% (12%)
	6,773	Broker quotes	n/a
Real estate investments	$638,896	Discounted cash flow	Discount rate	10% to 30% (20%)
			Cash flow growth rate	-48% to 39% (1%)
			Capitalization rate	5% to 13% (8%)
			Price per square foot	$55 to $400 ($151)
			Absorption rate per year	1% to 58% (13%)
			Exit multiple	6.4x
	7,020	Broker quotes	n/a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Type of Investment or Liability	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Investments in affiliated credit funds	$628,913	Net asset value	n/a
Residential mortgage-backed securities	$456,815	Broker quotes	n/a
	6,112	Discounted cash flow	Discount rate	20%
			Credit spread	1225 bps
Collateralized debt obligations	$173,746	Broker quotes	n/a
Energy and natural resources limited partnerships	$88,873	Net asset value	n/a
	40,350	Scenario analysis	Discount rate	10% to 25% (18%)
			EBITDA multiple	5.0x to 6.3x (5.6x)
			Price per acre	$1,750
			Production multiple (price per thousand cubic feet equivalent per day)	$6,500 to $10,000 ($8,252)
	20,925	Sum of the parts	Discount rate	15%
			Price per acre	$425
	4,632	Discounted cash flow	Discount rate	15%
	2	Broker quotes	n/a
Commercial real estate debt	$29,815	Yield analysis	Yield	13% to 18% (14%)
Corporate bonds	$403	Yield analysis	Yield	13%
	253	Broker quotes	n/a
Asset-backed securities	$18,775	Broker quotes	n/a
	2,593	Discounted cash flow	Discount rate	12%
Commercial mortgaged-backed securities	$3,287	Broker quotes	n/a
Senior secured notes and loans payable of consolidated CLOs	$4,784,134	Broker quotes	n/a
Subordinated notes payable of consolidated CLOs	$443,277	Broker quotes	n/a
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
The Valuation Committee is responsible for establishing the valuation policy and monitors compliance with the valuation policy, ensuring that all of the funds’ investments reflect fair value, as well as providing oversight of the valuation process. These valuation policies and procedures include, but are not limited to the following: determining the pricing sources used to value specific investment classes; the selection of independent pricing services; the periodic review of due diligence materials of independent pricing services; and the fair value hierarchy coding of the funds’ investments. The Valuation Committee reviews a variety of reports on a monthly basis, which include, but are not limited to the following: summaries of the sources used to determine the value of the funds’ investments; summaries of the fair value hierarchy of the funds’ investments; and variance reports that compare the values of investments to independent pricing services. The Valuation Committee is comprised of non-investment professionals and may obtain input from investment professionals for consideration in carrying out its responsibilities.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Financial Controls Group is responsible for complying with the valuation policies, performing price verification and preparing the monthly valuation reports reviewed by the Valuation Committee. The Financial Controls Group’s other responsibilities include, but are not limited to the following: overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and third party pricing feeds; performing back testing by comparing prices observed in executed transactions to previous day valuations and/or valuations provided by independent pricing service providers on a bi-weekly and monthly basis; performing due diligence reviews on independent pricing services on an annual or as needed basis; and recommending changes in valuation policies to the Valuation Committee.
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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, primarily its Notes and Aircraft Loan (as defined in Note 9), approximated their fair values as of December 31, 2015. The Notes are categorized as Level II and the Aircraft Loan is categorized as Level III within the fair value hierarchy.
5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
In the ordinary course of business, certain consolidated funds have entered into certain repurchase agreements that are subject to master agreements that provide for payment netting and that, in the case of a default or similar event with respect to the counterparty to the master agreement, provide for netting across transactions. Generally, upon a counterparty default, the fund can terminate all transactions under the master agreement and set off amounts it owes across all transactions under a particular master agreement against collateral it has received under such master agreement; provided, however, that in the case of certain defaults, the fund may only be able to terminate and set off solely with respect to the transactions affected by the default. Generally, the funds party to these agreements manage cash and securities collateral on a counterparty basis as permitted under each master agreement.
The table below presents the repurchase agreements that are set off, if any, as well as securities transferred to counterparties related to those repurchase agreements (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements.

Securities Sold Under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of December 31, 2015	$190,751	$—	$190,751	$190,751	$—
As of December 31, 2014	$302,266	$—	$302,266	$302,266	$—

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The table below presents the remaining contractual maturity of the repurchase agreements by class of collateral pledged.

	As of December 31, 2015
Securities Sold Under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
Collateralized debt obligations	$—	$9,004	$20,418	$—	$29,422
Residential mortgage-backed securities	—	87,719	6,605	59,242	153,566
United States government obligations	7,763	—	—	—	7,763
Total	$7,763	$96,723	$27,023	$59,242	$190,751
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
DECEMBER 31, 2015

The following table presents the assets and liabilities of CLOs and other funds, such as certain of the Company’s real estate and credit funds, that are VIEs and consolidated by the Company:

	December 31, 2015		December 31, 2014
	CLOs	Other Funds	CLOs	Other Funds

	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$6,750,296	$1,199,633	$5,190,994	$944,997
Other assets of Och-Ziff funds	308,917	19,647	45,166	14,041
Total Assets	$7,059,213	$1,219,280	$5,236,160	$959,038
Liabilities
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	$7,077,679	$—	$5,227,411	$—
Securities sold under agreements to repurchase	—	3,583	—	7,646
Other liabilities of Och-Ziff funds	34,197	9,840	33,813	9,146
Total Liabilities	$7,111,876	$13,423	$5,261,224	$16,792
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
The Company’s involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services. The Company’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that may be earned in future periods, as well as the loss of investments in these entities, if any. The net assets of these VIEs were $32.9 billion and $37.1 billion as of December 31, 2015 and December 31, 2014, respectively. The Company does not provide, nor is it required to provide, any type of financial or other support to these entities. The Company’s variable interests related to these VIEs relate primarily to management fees and incentive income earned from these entities, as well as investments in these entities, if any. As of December 31, 2015 and December 31, 2014, the only assets arising from these variable interests related to income and fees receivable of $66.2 million and $271.0 million, respectively. The Company has not recorded any liabilities with respect to VIEs that are not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

7. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31, 2015	December 31, 2014

	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$85,840	$22,600
Leasehold improvements	51,814	40,084
Computer hardware and software	33,485	27,079
Furniture, fixtures and equipment	8,765	6,533
Accumulated depreciation and amortization	(60,899)	(56,736)
Fixed assets, net	119,005	39,560
United States government obligations, at fair value	18,501	36,969
Goodwill	22,691	22,691
Prepaid expenses	21,472	20,435
Receivables	1,991	25,867
Deposit on new corporate aircraft	—	52,662
Other(1)	15,128	14,244
Total Other Assets, Net	$198,788	$212,428
_______________

(1)	Includes investments of $6.0 million and $3.6 million as of December 31, 2015 and December 31, 2014, respectively, in Och-Ziff funds not consolidated by the Company.
In February 2015, the Company received delivery of its corporate aircraft. Amounts previously reported within deposit on new aircraft were transferred to corporate aircraft in the table above.
8. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31, 2015	December 31, 2014

	(dollars in thousands)
Accrued expenses	$54,692	$63,983
Deferred rent credit	17,436	18,219
Other	11,685	13,545
Total Other Liabilities	$83,813	$95,747
9. DEBT OBLIGATIONS
As of December 31, 2015, the Company's outstanding indebtedness was primarily comprised of Senior Notes (the “Notes”) and a secured term loan to finance the purchase of a new corporate aircraft (the “Aircraft Loan”), as well as notes and loans payable of the consolidated CLOs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The table below presents scheduled principal payments on the Company’s debt obligations for each of the next five years, which primarily relate to the Notes and the Aircraft Loan. There are no scheduled principal payments for the notes payable of the consolidated CLOs through 2020.

Scheduled Payments

(dollars in thousands)
2016	$3,666
2017	$3,155
2018	$3,041
2019	$403,140
2020	$3,243
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
Revolving Credit Facility
On November 20, 2014, the Company entered into a $150.0 million, 5-year unsecured revolving credit facility which was subsequently amended on December 29, 2015 (as amended, the “Revolving Credit Facility”), the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. The Company is able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. As of December 31, 2015, there were no outstanding borrowings under the facility.
The Company is subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus 0% to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management’s credit rating throughout the term of the facility.
The Revolving Credit Facility includes two financial maintenance covenants. The first prohibits total fee-paying assets under management as of the last day of any fiscal quarter to be less than $22.0 billion for two successive quarters. The second

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

prohibits the economic income leverage ratio (as defined in the Revolving Credit Facility) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Revolving Credit Facility allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility.
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
The Revolving Credit Facility permits the Och-Ziff Operating Group to incur, among other things, up to $150.0 million of indebtedness, up to an additional $200.0 million of indebtedness for financing of CLO risk retention investments and additional indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio of 4.0 to 1.0 and no default or event of default has occurred and is continuing. The facility also permits the Och-Ziff Operating Group to create liens to, among other things, secure indebtedness related to financing of CLO risk retention investments, as well as other indebtedness and obligations of up to $50.0 million.
Aircraft Loan
On February 14, 2014, the Company entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to the Company in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of December 31, 2015, $50.0 million was outstanding under the Aircraft Loan.
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
Notes and Loans Payable of Consolidated CLOs
The Company consolidates the CLOs it manages. As a result, the senior and subordinated notes and loans issued by the CLOs are included in the Company’s consolidated balance sheets. Notes and loans payable of the consolidated CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral generally consists of corporate loans, corporate bonds and other securities. As of December 31, 2015 and December 31, 2014, the fair value of the CLO assets was $7.1 billion and $5.2 billion, respectively. The stated maturity dates for the notes issued by the CLOs range from 2023 to 2029.
The Company has elected to carry these notes and loans payable at fair value in its consolidated balance sheets to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLOs. The

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Company recorded net gains of $220.9 million and $79.5 million for the years ended December 31, 2015 and 2014, respectively. These amounts are included within net gains (losses) of consolidated Och-Ziff funds in the statements of comprehensive income. The majority of these changes relate to changes in instrument specific credit risk, as the majority of these are floating-rate instruments.
The tables below present information related to the CLO notes and loans outstanding. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior secured notes and loans.

	As of December 31, 2015
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$6,810,350	$6,636,838	2.45%	10.5
Subordinated notes payable of consolidated CLOs	688,578	440,841	N/A	10.5
Total Notes and Loans Payable of Consolidated CLOs	$7,498,928	$7,077,679

	As of December 31, 2014
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$4,892,750	$4,784,134	2.34%	10.7
Subordinated notes payable of consolidated CLOs	511,008	443,277	N/A	10.6
Total Notes and Loans Payable of Consolidated CLOs	$5,403,758	$5,227,411
Consolidated Funds Credit Facilities
Certain funds consolidated by the Company have entered into syndicated credit facilities with an aggregate $306.9 million available for borrowings and letters of credit. The outstanding loans under the credit facilities are secured by the unfunded capital commitments of the investors in those funds, as well as certain of the Company’s consolidated subsidiaries (as general partners of the respective funds), based on their pro rata ownership in each fund. The funds are jointly and severally liable for the indebtedness. Borrowings under the credit facility are recorded as liabilities by the investment subsidiaries of the funds using the facility. Investment subsidiaries of these funds are not consolidated, but are carried at fair value within investments, at fair value in the Company’s consolidated balance sheets. Accordingly, such borrowings are not included within debt obligations in the Company’s consolidated balance sheets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

10. EQUITY BASED COMPENSATION EXPENSES AND REORGANIZATION EXPENSES
Equity-Based Compensation Expenses
The Company grants equity-based compensation in the form of RSUs, Och-Ziff Operating Group A Units and Class A Shares to its executive managing directors, employees and the independent members of the Board under the terms of the 2007 Equity Incentive Plan and the 2013 Incentive Plan. The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of comprehensive income:

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Expense recorded within compensation and benefits	$112,639	$114,727	$133,832
Corresponding tax benefit	$9,032	$13,163	$11,362
Restricted Share Units (RSUs)
An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of the requisite service period. All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on the Company’s Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. As a result, dividend equivalents declared on equity-classified RSUs are recorded similar to a stock dividend, resulting in (i) increases in the Company’s accumulated deficit and the accumulated deficit component of noncontrolling interests on the same pro rata basis as earnings of the Och-Ziff Operating Group are allocated and (ii) increases in the Company’s paid-in capital and the paid-in capital component of noncontrolling interests on the same pro rata basis. No compensation expense is recognized related to these dividend equivalents. For liability-classified RSUs, dividend equivalents are recorded through compensation and benefits expense. Delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs, and therefore a forfeiture provision has been included in the accrual of such dividend equivalents.
The following table presents information related to the settlement of RSUs:

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$42,118	$58,313	$68,039
Fair value of RSUs settled in cash	$6,074	$10,393	$13,707
Fair value of RSUs withheld to satisfy tax withholding obligations	$15,865	$26,093	$21,845
Number of RSUs withheld to satisfy tax withholding obligations	2,064,106	2,166,762	1,661,209

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents activity related to the Company’s unvested RSUs for the year ended December 31, 2015:

	Equity-Classified Awards		Liability-Classified Awards
	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested RSUs	Weighted-Average Grant-Date Fair Value
Beginning of Year	10,183,896	$11.86	788,373	$11.33
Granted	7,661,496	$10.33	61,779	$11.35
Vested	(7,051,357)	$11.41	(850,152)	$11.33
Canceled or forfeited	(868,523)	$11.90	—	$—
Modified to liability award	(535,756)	$12.26	535,756	$12.26
End of Year	9,389,756	$10.92	535,756	$12.26
The weighted-average grant-date fair value of equity-classified RSUs granted was $10.33, $13.15 and $10.07 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, total unrecognized compensation expense related to equity-classified RSUs was approximately $83.7 million with a weighted-average amortization period of 2.9 years.
The weighted-average grant-date fair value of liability-classified RSUs granted was $11.35 for the year ended December 31, 2015. There were no liability-classified awards granted in 2014 or 2013. As of December 31, 2015, total unrecognized compensation expense related to liability-classified RSUs was approximately $6.4 million with a weighted-average amortization period of 1.7 years.
In December 2015 and 2014, the Company modified 535,756 and 788,373, respectively, RSUs previously granted to certain executive managing directors from equity-classified to liability-classified awards due to the Company establishing a pattern of cash settling a portion of RSUs granted to executive managing directors who are restricted from trading shares on the open market. As a result, the Company now adjusts the amortization of these units to the current fair value as of the end of each reporting period. These RSUs may ultimately be settled in cash or equity as the Company’s option.
Och-Ziff Operating Group A Units
The Company recognizes compensation expense for Och-Ziff Operating Group A Units equal to the market value of the Company’s Class A Shares at the date of grant, less a 5% discount for transfer restrictions that remain in place after vesting. The table below presents the activity related to unvested Och-Ziff Operating Group A Units granted to executive managing directors subsequent to the 2007 Offerings that are being amortized through compensation and benefits for the year ended December 31, 2015:

	Unvested Och-Ziff Operating Group A Units	Weighted-Average Grant-Date Fair Value
Beginning of Year	17,423,170	$9.94
Granted	303,093	$11.69
Vested	(4,757,988)	$9.97
Canceled or forfeited	(313,078)	$10.04
End of Year	12,655,197	$9.96
The weighted-average grant-date fair value of Och-Ziff Operating Group A Units granted subsequent to the 2007 Offerings was $11.69, $9.99 and $8.30 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, total unrecognized compensation expenses related to Och-Ziff Operating Group A Units that were granted subsequent to the 2007 Offerings totaled $111.5 million with a weighted-average amortization period of 5.9 years.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Reorganization Expenses
The reclassification of the executive managing directors’ and the Ziffs’ pre-IPO interests in the Och-Ziff Operating Group as Och-Ziff Operating Group A Units at the time of the Reorganization was accounted for as share-based payments. These units, which were amortized through Reorganization expenses in the consolidated statements of comprehensive income, generally vested over the five-year period beginning on the date of the 2007 Offerings, with a small number of reallocated units vesting through 2015. In 2015, the remaining 541,819 unvested Och-Ziff Operating Group A Units granted in connection with the Reorganization, with a weighted-average grant-date fair value of $29.66, completed their vesting period.
11. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income:

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Professional services	$72,969	$30,733	$43,932
Recurring placement and related service fees	48,702	48,217	31,291
Occupancy and equipment	34,358	30,249	30,526
Information processing and communications	31,971	24,094	19,807
Insurance	16,719	16,170	8,323
Business development	15,707	11,982	11,223
Other expenses	19,565	11,738	13,286
	239,991	173,183	158,388
Changes in tax receivable agreement liability	(55,852)	(40,383)	(8,514)
Total General, Administrative and Other	$184,139	$132,800	$149,874
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Current:
Federal income taxes	$(151)	$892	$—
State and local income taxes	13,241	13,872	9,181
Foreign income taxes	3,374	13,223	7,545
	16,464	27,987	16,726
Deferred:
Federal income taxes	40,510	50,345	60,534
State and local income taxes	73,898	60,176	19,202
Foreign income taxes	1,352	540	(775)
	115,760	111,061	78,961
Total Provision for Income Taxes	$132,224	$139,048	$95,687
Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the GAAP bases and tax bases of the Company’s assets and liabilities. The following table presents the Company’s deferred income tax assets and liabilities before the impact of offsetting deferred income tax assets and liabilities within the same legal entity and tax jurisdiction:

	December 31, 2015	December 31, 2014

	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$654,843	$778,021
Net operating loss	54,831	46,525
Tax credit carryforwards	35,475	31,275
Employee compensation	8,176	10,969
	753,325	866,790
Valuation allowance	(22,412)	(12,637)
Total Deferred Income Tax Assets	$730,913	$854,153

Deferred Income Tax Liabilities:
Investment in partnerships	10,196	18,120
Other	763	648
Total Deferred Income Tax Liabilities	$10,959	$18,768
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

As of December 31, 2015, the Company had federal income tax credit carryforwards of approximately $19.5 million that will expire between 2017 and 2025, and state and local income tax credits of $16.0 million that will expire between 2016 and 2023. However, the Company has determined that it may not realize certain income tax credits within the limited carryforward period available. Accordingly, a valuation allowance for $22.4 million and $12.6 million as of December 31, 2015 and 2014, respectively, has been established for these credits.
As of December 31, 2015, the Company had $107.7 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2029 and 2032, and $114.3 million for state and $91.5 million for local income tax purposes that will expire between 2028 and 2032.
The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to noncontrolling interests	-16.34%	-23.94%	-25.54%
Income not subject to entity level tax	2.44%	-2.54%	-3.91%
State and local income taxes due to enacted change in tax laws	23.14%	5.16%	0.29%
Other state and local income taxes	4.66%	2.96%	1.64%
Changes in tax receivable agreement liability	-6.94%	-1.77%	-0.23%
Foreign income taxes	1.24%	1.12%	0.30%
Other, net	0.94%	0.36%	-0.47%
Effective Income Tax Rate	44.14%	16.35%	7.08%
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. In general, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2013; however, certain subsidiaries are no longer subject to income tax examinations for years prior to 2013 for state and local and 2007 for foreign jurisdictions.
In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. In 2014, the Company recorded a liability for unrecognized tax benefits of $7.0 million. There was no change to the liability in 2015, and as of and prior to December 31, 2013, the Company did not have a liability for unrecognized tax benefits. In addition, the Company did not accrue interest or penalties related to uncertain tax positions. As of December 31, 2015, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The amount of the Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.4 million as of December 31, 2015.
13. EARNINGS PER CLASS A SHARE
Basic earnings per Class A Share is computed by dividing the net income allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the years ended December 31, 2015, 2014 and 2013 the Company included, respectively, 1,016,694, 1,460,578 and 1,772,757 RSUs that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings per Class A Share.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following tables present the computation of basic and diluted earnings per Class A Share:

Year Ended December 31, 2015	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$25,740	177,935,977	$0.14
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,064,047
RSUs	—	2,957,970		—
Diluted	$25,740	180,893,947	$0.14

Year Ended December 31, 2014	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$142,445	172,843,926	$0.82
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,884,116
RSUs	—	5,335,186		—
Diluted	$142,445	178,179,112	$0.80

Year Ended December 31, 2013	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$261,767	155,994,389	$1.68
Effect of dilutive securities:
Och-Ziff Operating Group A Units	495,386	307,951,103		—
RSUs	—	4,497,198		—
Diluted	$757,153	468,442,690	$1.62
14. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the Och-Ziff funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors and the Ziffs under the tax receivable agreement, as discussed further in Note 15. The Company made payments under the tax receivable agreement to its executive managing directors and the Ziffs of $53.5 million, $46.0 million and $29.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Notes and Loans Payable of Consolidated CLOs
A portion of the notes and loans payable of consolidated CLOs is held by certain funds managed by the Company. As of December 31, 2015 and December 31, 2014, these amounts totaled $100.4 million and $175.7 million, respectively.
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
The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$20,297	$22,497	$28,860
Incentive income	$3,819	$18,044	$70,959
Fees waived on investments held by related parties:
Management fees	$17,100	$15,461	$14,306
Incentive income	$4,245	$20,101	$32,045
Corporate Aircraft
The Company’s corporate aircraft are used primarily for business purposes. From time to time, Mr. Och uses the aircraft for personal use. For the years ended December 31, 2015, 2014 and 2013, the Company charged Mr. Och $1.2 million, $673 thousand and $784 thousand, respectively, for his personal use of the aircraft.
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
DECEMBER 31, 2015

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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Och-Ziff Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of December 31, 2015, the estimated future payment under the tax receivable agreement was $591.8 million, which is recorded in due to related parties on the consolidated balance sheets.
As presented in Note 12, during 2015, the Company’s effective tax rate was impacted by an enacted change in tax law that changed the methodology used for local income tax apportionment, resulting in a revaluation of the Company’s deferred income tax assets. This change in tax law, as well as a change to state income tax apportionment factors, materially reduced the amount of cash savings in state and local income taxes the Company expects to ultimately realize, and therefore the Company reduced its tax receivable agreement liability.
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

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
2016	$47,234
2017	48,090
2018	50,088
2019	53,809
2020	59,095
Thereafter	333,461
Total Payments	$591,777
Lease Obligations
The Company has non-cancelable operating leases for its headquarters in New York expiring in 2029 and various other operating leases for its offices in London, Hong Kong, Mumbai, Beijing, Dubai, Shanghai and Houston expiring on various dates

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

through 2024. The Company also has operating leases for other locations, as well as operating leases on computer hardware. Certain operating leases allow for rent holiday periods. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account these rent holiday periods.
The table below presents total future minimum lease payments for operating leases with original or remaining noncancelable lease terms in excess of one year as of December 31, 2015.

Operating Leases
(dollars in thousands)
2016	$25,898
2017	26,052
2018	21,781
2019	18,408
2020	21,171
Thereafter	166,271
Total Minimum Lease Payments	$279,581
For the years ended December 31, 2015, 2014 and 2013, the Company recorded rent expense on a straight-line basis of $22.1 million, $21.7 million, and $19.6 million, respectively, within general, administrative and other expenses in the consolidated statements of comprehensive income.
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
Since 2011, the Company has been investigated by the Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) concerning possible violations of the Foreign Corrupt Practices Act (the “FCPA”) and other laws.  The investigation concerns an investment by a foreign sovereign wealth fund in some of the Och-Ziff funds in 2007 and investments by some of the funds, both directly and indirectly, in a number of companies in Africa. While the Company is unable to predict the full scope, duration or outcome of the SEC and DOJ investigation, it believes that it is reasonably likely that the outcome would include the government pursuing remedies. The Company expects to enter into discussions to resolve any actions that may arise out of the investigation at the appropriate time in the future. The SEC and DOJ have a broad range of civil and criminal sanctions available to them under the FCPA and other laws. The Company is currently unable to estimate the range of possible loss. While the ultimate impact of any sanctions that may arise cannot be estimated at this time, any such resolution could have a material adverse effect on the Company’s business and its consolidated financial statements.
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
DECEMBER 31, 2015

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
Certain of the Company’s executive managing directors, collectively, have capital commitments to a fund managed by the Company of up to $40.0 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
16. SEGMENT INFORMATION
The Company's operating segments are the Och-Ziff Funds segment and the Company's real estate business. The Och-Ziff Funds, which provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles, is currently the Company’s only reportable operating segment under GAAP. The Company’s real estate business, which provides asset management services to its real estate funds, is included in the Other Operations, as it does not meet the threshold of a reportable operating segment under GAAP.
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
DECEMBER 31, 2015

Economic Income is a measure of pre-tax operating performance that excludes the following from the Company’s results on a GAAP basis:

•
Income allocations to the Company’s executive managing directors and the Ziffs (until they exchanged their remaining interests during the 2014 second quarter) on their direct interests in the Och-Ziff Operating Group. Management reviews operating performance at the Och-Ziff Operating Group level, where the Company’s operations are performed, prior to making any income allocations.

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
Och-Ziff Funds Segment Results

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$821,905	$1,163,180	$1,619,573
Economic Income	$340,157	$708,000	$1,104,236

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Total consolidated revenues	$1,322,981	$1,542,284	$1,895,923
Adjustment to management fees(1)	(1,804)	(14,938)	(10,668)
Adjustment to incentive income(2)	17,449	51,909	6,031
Other Operations revenues	(27,371)	(46,576)	(10,914)
Income of consolidated Och-Ziff funds	(489,350)	(369,499)	(260,799)
Economic Income Revenues - Och-Ziff Funds Segment	$821,905	$1,163,180	$1,619,573
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.
Reconciliation of Och-Ziff Funds Economic Income to Net Income Allocated to Class A Shareholders

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$25,740	$142,445	$261,767
Net income allocated to the Och-Ziff Operating Group A Units	136,449	365,793	616,843
Equity-based compensation, net of RSUs settled in cash	106,565	104,334	120,125
Income taxes	132,224	139,048	95,687
Adjustment for incentive income allocations from consolidated funds subject to clawback	(45,077)	(32,737)	(40,137)
Allocations to Och-Ziff Operating Group D Units	12,675	27,010	19,954
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	8,612	2,816	7,854
Reorganization expenses	14,064	16,083	16,087
Changes in tax receivable agreement liability	(55,852)	(40,383)	(8,514)
Depreciation and amortization	11,331	6,990	8,251
Other adjustments	(1,515)	(1,456)	779
Other Operations	(5,059)	(21,943)	5,540
Economic Income - Och-Ziff Funds Segment	$340,157	$708,000	$1,104,236
17. SUBSEQUENT EVENTS
There have been no events since December 31, 2015, that require recognition or disclosure in the consolidated financial statements.

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
The following table presents the Company’s unaudited, summarized quarterly results and balance sheet information for the year ended December 31, 2015:

	Year Ended December 31, 2015
	First	Second	Third	Fourth

	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$332,851	$321,399	$325,903	$342,828
Total expenses	188,903	171,193	228,063	365,781
Total other income (loss)	46,002	(3,327)	(20,773)	(91,406)
Income taxes	25,160	82,025	12,422	12,617
Consolidated Net Income (Loss)	$164,790	$64,854	$64,645	$(126,976)

Allocation of Consolidated Net Income (Loss)
Class A Shareholders	$25,871	$4,760	$17,417	$(22,308)
Noncontrolling interests	133,353	58,022	78,971	(79,169)
Redeemable noncontrolling interests	5,566	2,072	(31,743)	(25,499)
	$164,790	$64,854	$64,645	$(126,976)
Earnings (Loss) Per Class A Share
Basic	$0.15	$0.03	$0.10	$(0.12)
Diluted	$0.14	$0.03	$0.06	$(0.12)
Weighted-Average Class A Shares Outstanding
Basic	177,634,861	177,693,164	177,805,122	178,601,584
Diluted	180,156,745	182,095,697	484,171,524	178,601,584

Selected Balance Sheet Data
Cash and cash equivalents	$283,211	$279,357	$311,345	$254,070
Assets of consolidated Och-Ziff funds	8,286,558	8,966,626	9,192,353	9,416,702
Total assets	9,676,417	10,246,227	10,494,103	10,691,456
Debt obligations	451,187	450,427	449,655	448,882
Liabilities of consolidated Och-Ziff funds	6,083,704	6,623,036	6,987,225	7,315,917
Total liabilities	7,349,806	7,841,180	8,208,512	8,618,604
Redeemable noncontrolling interests	708,813	884,042	857,609	832,284
Shareholders' deficit attributable to Class A Shareholders	(308,008)	(372,959)	(345,690)	(415,830)
Shareholders' equity attributable to noncontrolling interests	1,925,806	1,893,964	1,773,672	1,656,398
Total shareholders' equity	1,617,798	1,521,005	1,427,982	1,240,568

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