Form 10-Q
period 2016-03-31
Och-Ziff Capital Management Group LLC
filed 2016-05-03
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of April 28, 2016, there were 181,352,699 Class A Shares and 297,317,019 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holding LLC

2011 Offering	Our public offering of 33.3 million Class A Shares in November 2011

active executive managing directors	Executive managing directors who remain active in our business

Annual Report	Our annual report on Form 10-K for the year ended December 31, 2015, dated February 11, 2016 and filed with the SEC

Class A Shares	Our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the NYSE

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
No statements herein, available on our website or in any of the materials we file with the SEC under the Exchange Act constitute, or should be viewed as constituting, an offer of any Och-Ziff fund.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31, 2016	December 31, 2015

	(dollars in thousands)
Assets
Cash and cash equivalents	$228,726	$254,070
Income and fees receivable	53,287	93,846
Due from related parties	11,320	8,096
Deferred income tax assets	722,582	719,954
Other assets, net (includes assets measured at fair value of $29,950 and $18,501 as of March 31, 2016 and December 31, 2015, respectively)	202,865	192,975
Assets of consolidated Och-Ziff funds:
Investments, at fair value	22,627	9,071,933
Other assets of Och-Ziff funds	13,905	344,769
Total Assets	$1,255,312	$10,685,643

Liabilities and Shareholders' (Deficit) Equity
Liabilities
Due to related parties	$593,049	$593,390
Debt obligations	442,628	443,069
Compensation payable	12,785	176,602
Other liabilities	388,685	83,813
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	—	7,077,679
Securities sold under agreements to repurchase	—	190,751
Other liabilities of Och-Ziff funds	1,836	47,487
Total Liabilities	1,438,983	8,612,791

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interests (Note 4)	19,629	832,284

Shareholders' (Deficit) Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 181,352,699 and 181,026,455 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 297,317,019 and 297,317,400 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Paid-in capital	3,046,565	3,040,655
Appropriated retained deficit	—	(59,663)
Accumulated deficit	(3,505,933)	(3,396,822)
Shareholders' deficit attributable to Class A Shareholders	(459,368)	(415,830)
Shareholders' equity attributable to noncontrolling interests	256,068	1,656,398
Total Shareholders' (Deficit) Equity	(203,300)	1,240,568
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' (Deficit) Equity	$1,255,312	$10,685,643
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME — UNAUDITED

	Three Months Ended March 31,
	2016	2015

	(dollars in thousands)
Revenues
Management fees	$156,910	$165,943
Incentive income	30,587	57,110
Other revenues	579	461
Income of consolidated Och-Ziff funds	366	109,337
Total Revenues	188,442	332,851

Expenses
Compensation and benefits	54,261	69,918
Reorganization expenses	—	4,017
Interest expense	5,386	5,245
General, administrative and other	267,524	49,835
Expenses of consolidated Och-Ziff funds	266	59,888
Total Expenses	327,437	188,903

Other Income
Net gains on investments in Och-Ziff funds and joint ventures	249	117
Net gains of consolidated Och-Ziff funds	545	45,885
Total Other Income	794	46,002

(Loss) Income Before Income Taxes	(138,201)	189,950
Income taxes	18,539	25,160
Consolidated and Comprehensive Net (Loss) Income	$(156,740)	$164,790

Allocation of Consolidated and Comprehensive Net (Loss) Income
Class A Shareholders	$(69,356)	$25,871
Noncontrolling interests	(87,845)	133,353
Redeemable noncontrolling interests	461	5,566
	$(156,740)	$164,790

(Loss) Earnings Per Class A Share
Basic	$(0.38)	$0.15
Diluted	$(0.38)	$0.14

Weighted-Average Class A Shares Outstanding
Basic	182,548,852	177,634,861
Diluted	182,548,852	180,156,745

Dividends Paid per Class A Share	$—	$0.47
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Deficit	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' (Deficit) Equity

			(dollars in thousands)
As of December 31, 2015	181,026,455	297,317,400	$3,040,655	$(59,663)	$(3,396,822)	$(415,830)	$1,656,398	$1,240,568
Deconsolidation of Och-Ziff funds on adoption of ASU 2015-02 (See Note 3)	—	—	—	59,663	(39,887)	19,776	(1,321,488)	(1,301,712)
Capital contributions	—	—	—	—	—	—	233	233
Capital distributions	—	—	—	—	—	—	(1,821)	(1,821)
Dividend equivalents on Class A restricted share units	—	—	(132)	—	132	—	—	—
Equity-based compensation	326,244	(381)	6,124	—	—	6,124	10,509	16,633
Impact of changes in Och-Ziff Operating Group ownership (See Note 4)	—	—	(82)	—	—	(82)	82	—
Comprehensive net loss, excluding amounts allocated to redeemable noncontrolling interests	—	—	—	—	(69,356)	(69,356)	(87,845)	(157,201)
As of March 31, 2016	181,352,699	297,317,019	$3,046,565	$—	$(3,505,933)	$(459,368)	$256,068	$(203,300)
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
	2016	2015

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(156,740)	$164,790
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Reorganization expenses	—	4,017
Amortization of equity-based compensation	18,542	28,796
Depreciation and amortization	3,402	2,149
Deferred income taxes	15,531	20,014
Operating cash flows due to changes in:
Income and fees receivable	49,274	365,800
Due from related parties	(1,328)	2,726
Other assets, net	4,257	11,336
Due to related parties	(341)	27
Compensation payable	(163,749)	(220,204)
Other liabilities	222,831	468
Consolidated Och-Ziff funds related items:
Net gains of consolidated Och-Ziff funds	(545)	(45,885)
Purchases of investments	(48,974)	(1,078,440)
Proceeds from sale of investments	50,700	979,132
Other assets of consolidated Och-Ziff funds	(2,163)	(48,585)
Securities sold under agreements to repurchase	—	(28,016)
Other liabilities of consolidated Och-Ziff funds	1,741	(8,857)
Net Cash (Used in) Provided by Operating Activities	(7,562)	149,268

Cash Flows from Investing Activities
Purchases of fixed assets	(1,331)	(20,315)
Purchases of United States government obligations	(29,915)	—
Maturities of United States government obligations	18,500	—
Other, net	(1,015)	(170)
Net Cash Used in Investing Activities	(13,761)	(20,485)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Three Months Ended March 31,
	2016	2015

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	233	264,707
Distributions to noncontrolling and redeemable noncontrolling interests	(1,821)	(279,428)
Dividends on Class A Shares	—	(82,774)
Proceeds from debt obligations	—	3,606
Other, net	(2,433)	(2,286)
Net Cash Used in Financing Activities	(4,021)	(96,175)
Net Change in Cash and Cash Equivalents	(25,344)	32,608
Cash and Cash Equivalents, Beginning of Period	254,070	250,603
Cash and Cash Equivalents, End of Period	$228,726	$283,211

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$419	$299
Income taxes	$545	$1,789
Non-cash transactions:
Assets related to the initial consolidation of CLOs	$—	$497,579
Liabilities related to the initial consolidation of CLOs	$—	$504,547
See Note 3 for non-cash impact of the deconsolidation of Och-Ziff funds upon the adoption of ASU 2015-02.
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

1. OVERVIEW
Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai, Beijing, Dubai, Shanghai and Houston. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”) and other customized solutions for clients.
The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the Och-Ziff funds.
The Company currently has two operating segments: the Och-Ziff Funds segment and the Company’s real estate business. The Och-Ziff Funds segment is currently the Company’s only reportable operating segment under U.S. generally accepted accounting principles (“GAAP”) and provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles. The Company’s real estate business, which provides asset management services to its real estate funds, is included within Other Operations, as it does not meet the threshold of a reportable operating segment under GAAP.
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
During the first quarter of 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis. As a result of this update, the Company no longer consolidates the majority of the previously consolidated Och-Ziff funds. See Notes 2 and 3 for additional information.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. The results of operations presented for the interim periods are not necessarily indicative of the results that may

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

be expected for any other interim period or for the entire year, primarily because of the majority of incentive income and discretionary cash bonuses being recorded in the fourth quarter each year. All significant intercompany transactions and balances have been eliminated in consolidation.
The Company adopted ASU 2015-02 as of January 1, 2016 using the modified retrospective method of transition, which resulted in a cumulative effect adjustment to opening equity. The Company did not restate prior-period results. The impact to the Company’s opening retained earnings was driven by the cumulative effect of a change in incentive income recognition for the funds no longer consolidated, net of deferred income tax effects. As described in Note 2 of the Company’s Annual Report, incentive income from funds not consolidated is recognized at the end of the applicable commitment period when the amounts are contractually payable and when no longer subject to clawback. Prior to deconsolidation, incentive income from these previously consolidated funds was recognized by allocating a portion of the net income of these funds to the Company rather than to the fund investors (noncontrolling interests) based on the contractual terms of the relevant fund agreements. This resulted in incentive income being recognized that was subject to clawback in the event of future losses in the respective funds.
The deconsolidation of the majority of its previously consolidated funds resulted in a substantial decrease in assets of consolidated Och-Ziff funds, liabilities of consolidated Och-Ziff funds, redeemable noncontrolling interests, appropriated retained deficit and shareholders’ equity attributable to non-controlling interests in the Company’s consolidated balance sheet. Additionally, the deconsolidation has caused a significant decrease in the amount of income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, and net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive (loss) income.
As a result of the adoption of ASU 2015-02, the Company modified its consolidation policies, resulting in the deconsolidation of the majority of the previously consolidated Och-Ziff funds. The Company’s updated consolidation policy is presented below.
Consolidation Policies
The Company’s funds are typically organized using a “master-feeder” structure. Fund investors, including the Company’s executive managing directors, employees and other related parties to the extent they invest in a given fund, generally invest directly into the feeder funds. These feeder funds are typically limited partnerships or limited companies that hold direct or indirect interests in a master fund. The master fund, together with its subsidiaries, is the primary investment vehicle for its feeder funds. The Company generally collects its management fees and incentive income from the feeder funds or subsidiaries of the feeder funds (“intermediate funds”), and does not collect any management fees or incentive income directly from the master funds. However, the Company also organizes certain funds (e.g., its real estate funds and certain opportunistic credit funds) without the use of a master-feeder structure. These are typically organized as limited partnerships, in which the Company is the general partner and collects management fees and incentive income directly from these entities; however, in the case of the real estate funds, the Company collects management fees directly from the funds’ investors. The Company generally directs the activities of its funds through its role as general partner or as the investment or CLO collateral manager with decision-making rights.
The consolidated financial statements include the accounts of the Registrant and entities in which it, directly or indirectly, is determined to have a controlling financial interest under the following set of guidelines:

•
Variable Interest Entities (“VIEs”)—The Company determines whether, if by design, an entity has any of the following characteristics: (i) equity investors who lack the characteristics of a controlling financial interest; (ii) the entity does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties; or (iii) substantially all of the activities of the entity are performed on behalf of a party with disproportionately few voting rights. An entity with any one of these characteristics is a VIE. Partnerships, and similarly structured entities, will be considered as VIEs where a simple majority of third party investors with equity at risk are not able to exercise substantive kick-out or participating rights over the general partner.

•	Voting Interest Entities (“VOEs”)—Where an entity does not have the characteristics of a VIE, it will be a VOE.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

The determination of whether a fund is a VIE or a VOE is based on the facts and circumstances for each individual fund in accordance with the guidelines described below. Classification of such entities is reassessed where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity. The Company continuously reassesses whether it should consolidate a VIE or VOE.
Prior to the Adoption of ASU 2015-02
Prior to the adoption of ASU 2015-02, the Company used two models for determining whether it was the primary beneficiary of a VIE depending on the nature and characteristics of the entity.
In the case of fund vehicles classified as VIEs that qualified for the deferral under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds, the primary beneficiary was the party that absorbed a majority of a VIEs’ expected losses or received a majority of the expected residual returns as a result of holding variable interests. The Company was identified as the primary beneficiary of a fund where the Company’s related party group absorbed a majority of the variability of the fund, and where the Company was determined to be most closely associated to the fund within that related party group.
In the case of the Company’s CLOs and a certain joint venture that were classified as VIEs and did not qualify for the deferral under ASU 2010-10, the primary beneficiary was the party that had both (i) the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. The Company was identified as the primary beneficiary of the CLOs because it directed the investments activities of the CLOs and had the right to receive benefits from the CLOs that could potentially be significant as a result of its fee arrangements.
Finally, certain partnerships that were not determined to be VIEs in which the Company held a substantive equity investment and was determined to be the controlling general partner were classified as voting interest entities (“VOEs”) and consolidated by the Company because the limited partners did not have substantive rights to participate in the ongoing governance and operating activities of the partnership.
Upon the Adoption of ASU 2015-02
Where the Company holds a variable interest in an entity, it is required to determine whether it should consolidate the entity. Under ASU 2015-02, fee arrangements are no longer considered variable interests when they are commensurate with the level of effort required to provide services and include only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length, and where the Company does not hold other interests in the entity that would absorb more than an insignificant amount of the variability of the entity.
Where the Company does not have a variable interest in the entity, it will not consolidate the entity. Where the Company has a variable interest, it is required to determine whether the entity will be considered as a VIE or VOE, the classification of which will determine the analysis that the Company is required to perform when determining whether it should consolidate the entity.
Funds that are VIEs
Funds that the Company has determined to be VIEs are generally VIEs because fund investors are deemed to lack the characteristics of a controlling financial interest or the entity does not have sufficient equity.
The party identified as the primary beneficiary of a VIE is required to consolidate the entity. The Company is the primary beneficiary of a VIE where it has a controlling financial interest in the entity, which is defined as (i) the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Where the Company does not have a controlling financial interest, but is part of a related party group under common control that collectively has power and

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

benefits, an assessment as to which party within the related party group is more closely associated with the VIE and would therefore consolidate a VIE. This assessment would also be performed where power is shared within the related party group.
The types of funds that are VIEs and not consolidated are generally (i) master funds and intermediate fund vehicles for the Company’s multi-strategy funds as well as credit, real estate and similar fund vehicles as third party investors in these entities have not been granted substantive removal rights and (ii) CLOs, as they lack sufficient equity at risk to finance their expected activities without additional subordinated financial support from other parties. The Company does not consolidate VIEs where it does not have a controlling financial interests.
The types of funds that are VIEs consolidated by the Company are certain new funds that the Company has seeded, and generally expects to deconsolidate when the fund has a certain level of additional third party capital.
Funds that are VOEs
Funds that are corporations, or similarly structured entities that are not VIEs, are consolidated by the Company where the Company has an equity investment of greater than 50% and has control over significant operating, financial and investing decisions of the entity. The Company will consolidate partnerships, or similarly structured entities that are not VIEs, where a single investor or simple majority of third party investors with equity cannot exercise substantive kick-out or participating rights over the entity.
The types of funds that are VOEs and not consolidated by the Company are generally feeder funds of the Company’s multi-strategy funds, as third party fund investors in these entities have been granted substantive removal rights.
Recently Adopted Accounting Pronouncements
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 significantly changes the consolidation analysis required under GAAP. The impact of adoption and the Company’s revised consolidation policies incorporating the changes made by ASU 2015-02 are presented above.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The requirements of ASU 2015-03 were effective for the Company beginning in first quarter of 2016. The Company reclassified $5.8 million of debt issuance costs in its December 31, 2015 balance sheet from other assets to debt obligations upon the adoption of ASU 2015-03.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The requirements of ASU 2015-07 were effective for the Company beginning in the first quarter of 2016, and are applied retrospectively. The impact of ASU 2015-07 was limited to disclosure of the level in the fair value hierarchy of investments held by the Company that are measured using net asset value per share during the periods presented.
None of the other changes to GAAP that went into effect in the three months ended March 31, 2016 has had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific revenue recognition guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

goods or services. The requirements of ASU 2014-09 are effective for the Company beginning in the first quarter of 2018. Entities are permitted to apply the guidance in ASU 2014-09 using one of the following methods: (i) full retrospective application to each prior period presented, or (ii) modified retrospective application with a cumulative effect adjustment to opening retained earnings in the annual reporting period that includes that date of initial application. The Company is currently evaluating the impact, if any, that this update will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases.  ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. The Company is not currently a lessor in any significant lease arrangements, but is a lessee in several lease arrangements that would be impacted by the ASU. Upon adoption of the ASU, where the Company is lessee, the Company will likely be required to recognize certain lease arrangements on its balance sheet for the first time, but will continue to recognize associated expenses on its statement of comprehensive income in a manner similar to existing accounting principles. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The requirements of ASU 2016-02 are effective for the Company beginning in the first quarter of 2019.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. Specifically, the ASU will require companies to recognize the income tax effects of awards in the statement of comprehensive income when the awards vest or are settled, increases the amount companies can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation, and will require companies to elect whether to account for forfeitures of share-based payments by either recognizing forfeitures of awards as they occur or by estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. Entities are required to apply amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures using a modified retrospective transition method, while amendments related to the recognition of excess tax benefits and tax deficiencies in the statement of comprehensive income should be applied prospectively. The requirements of ASU 2016-09 are effective for the Company beginning in the first quarter of 2017 with early adoption permitted. The Company is currently evaluating the impact that this update will have on its consolidated financial statements.
None of the other changes to GAAP that are not yet effective are expected to have a material effect on the Company’s consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

3. DECONSOLIDATION OF CERTAIN OCH-ZIFF FUNDS
As a result of the adoption of ASU 2015-02 on January 1, 2016, the Company is no longer required to consolidate the majority of the Och-Ziff funds previously consolidated. The table below presents the non-cash adjustments to the Company’s balance sheet as a result of the deconsolidation upon the adoption of ASU 2015-02.

(dollars in thousands)
Assets
Income and fees receivable	$8,715
Due from related parties	1,896
Deferred income tax assets	18,532
Other assets, net	3,331
Assets of consolidated Och-Ziff funds:
Investments, at fair value	(9,036,433)
Other assets of Och-Ziff funds	(344,719)
Total Assets	$(9,348,678)

Liabilities and Shareholders' Equity
Liabilities
Other liabilities	$81,972
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	(7,077,679)
Securities sold under agreements to repurchase	(190,751)
Other liabilities of Och-Ziff funds	(47,392)
Total Liabilities	(7,233,850)

Redeemable Noncontrolling Interests	(813,116)

Shareholders' Equity
Appropriated retained deficit	59,663
Accumulated deficit	(39,887)
Shareholders' deficit attributable to Class A Shareholders	19,776
Shareholders' equity attributable to noncontrolling interests	(1,321,488)
Total Shareholders' Equity	(1,301,712)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$(9,348,678)
4. NONCONTROLLING INTERESTS
Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and primarily relate to the Och-Ziff Operating Group A Units held by the Company’s executive managing directors, as well as fund investors’ interests in the consolidated Och-Ziff funds. Net (loss) income allocated to the Och-Ziff Operating Group A Units is driven by the earnings (losses) of the Och-Ziff Operating Group. Net income allocated to fund investors’ interests in consolidated Och-Ziff funds is driven by the earnings of those funds, including the net difference in the fair value of CLO assets and liabilities that are subsequently reclassified to appropriated retained earnings on the consolidated balance sheets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

As discussed in Notes 2 and 3, the Company deconsolidated the majority of the previously consolidated Och-Ziff funds, including all of the CLOs. As a result, noncontrolling interests and redeemable noncontrolling interests related to fund investors presented in the tables below decreased substantially from the prior year.
The following table presents the components of the net (loss) income allocated to noncontrolling interests:

	Three Months Ended March 31,
	2016	2015

	(dollars in thousands)
Och-Ziff Operating Group A Units	$(88,019)	$80,932
Consolidated Och-Ziff funds	262	52,352
Other	(88)	69
	$(87,845)	$133,353
The following table presents the components of the shareholders’ equity (deficit) attributable to noncontrolling interests:

	March 31, 2016	December 31, 2015

	(dollars in thousands)
Och-Ziff Operating Group A Units	$255,937	$429,312
Consolidated Och-Ziff funds	(1,946)	1,224,996
Other	2,077	2,090
	$256,068	$1,656,398
The following table presents the activity in redeemable noncontrolling interests as presented in the consolidated balance sheets:

Three Months Ended March 31,
2016

(dollars in thousands)
Beginning balance	$832,284
Deconsolidation of Och-Ziff funds on adoption of ASU 2015-02 (See Note 3)	(813,116)
Comprehensive income	461
Ending Balance	$19,629
Och-Ziff Operating Group Ownership
The Company’s interest in the Och-Ziff Operating Group increased to 37.9% as of March 31, 2016, from 37.8% as of December 31, 2015. Changes in the Company’s interest in the Och-Ziff Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan, primarily related to the settlement of Class A restricted share units (“RSUs”); (iii) the forfeiture of Och-Ziff Operating Group A Units and related Class B Shares by a departing executive managing director; and (iv) the repurchase of Class A Shares and Och-Ziff Operating Group A Units. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and settlement of RSUs. These increases will be offset upon any conversion by an executive

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

managing director of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director.
5. FAIR VALUE DISCLOSURES
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s assets and liabilities (excluding the assets and liabilities of the consolidated funds) measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2016 and December 31, 2015:

	Fair Value
	March 31, 2016	December 31, 2015	Fair Value Hierarchy

	(dollars in thousands)
United States government obligations	$29,950	$18,501	Level 1
Financial Assets, at Fair Value, Included Within Other Assets, Net	$29,950	$18,501
Consolidated Funds
As a result of the adoption of ASU 2015-02, the Company no longer consolidates the majority of the previously consolidated Och-Ziff funds as of January 1, 2016. In addition, as a result of the adoption of ASU 2015-07, the Company no longer categorizes within the fair value hierarchy investments held at net asset value. Prior year amounts were restated upon the adoption of ASU 2015-07. See Notes 2 and 3 for additional information regarding these ASUs.
The following table summarizes the consolidated funds’ assets measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2016:

	As of March 31, 2016
	Level I	Level II	Level III	Total

	(dollars in thousands)
Bank debt	$—	$18,646	$3,981	$22,627
Total Investments, at Fair Value	$—	$18,646	$3,981	$22,627

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

The following table summarizes the consolidated funds’ assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2015:

	As of December 31, 2015
	Level I	Level II	Level III	Total

	(dollars in thousands)
Bank debt	$—	$4,809,367	$1,998,423	$6,807,790
Real estate investments	—	—	719,957	719,957
Residential mortgage-backed securities	—	—	323,571	323,571
Collateralized debt obligations	—	—	83,759	83,759
Energy and natural resources limited partnerships	2,100	—	70,604	72,704
Commercial real estate debt	—	—	18,295	18,295
Corporate bonds	—	75,149	—	75,149
United States government obligations	40,672	—	—	40,672
Asset-backed securities	—	—	23,739	23,739
Commercial mortgage-backed securities	—	—	13,803	13,803
Other investments	316	9	1,938	2,263
Financial Assets, at Fair Value	$43,088	$4,884,525	$3,254,089	$8,181,702
Investments held at net asset value				890,231
Total Investments, at Fair Value				$9,071,933

Senior secured notes and loans payable of consolidated CLOs	$—	$—	$6,636,838	$6,636,838
Subordinated notes payable of consolidated CLOs	—	—	440,841	440,841
Notes and loans payable of consolidated CLOs, at fair value	—	—	7,077,679	7,077,679
Other liabilities, included within other liabilities of Och-Ziff funds	2,527	298	—	2,825
Financial Liabilities, at Fair Value	$2,527	$298	$7,077,679	$7,080,504

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Amounts related to the initial consolidation of the Company’s CLOs or other funds are included within investment purchases.
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the three months ended March 31, 2016:

	December 31, 2015	Transfers In	Transfers Out	Investment Purchases	Investment Sales(1)	Derivative Settlements	Net Gains of Consolidated Och-Ziff Funds	March 31, 2016

	(dollars in thousands)
Bank debt	$1,998,423	$460	$(489)	$19,614	$(2,014,334)	$—	$307	$3,981
Real estate investments	719,957	—	—	—	(719,957)	—	—	—
Residential mortgage-backed securities	323,571	—	—	—	(323,571)	—	—	—
Collateralized debt obligations	83,759	—	—	—	(83,759)	—	—	—
Energy and natural resources limited partnerships	70,604	—	—	—	(70,604)	—	—	—
Commercial real estate debt	18,295	—	—	—	(18,295)	—	—	—
Corporate bonds	—	—	—	—	—	—	—	—
Asset-backed securities	23,739	—	—	—	(23,739)	—	—	—
Commercial mortgage-backed securities	13,803	—	—	—	(13,803)	—	—	—
Other investments (including derivatives, net)	1,938	—	—	—	(1,938)	—	—	—
	$3,254,089	$460	$(489)	$19,614	$(3,270,000)	$—	$307	$3,981
(1) Amounts related to the deconsolidation of the Company’s funds upon the adoption of ASU 2015-02 are included within investment sales.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the three months ended March 31, 2015:

	December 31, 2014	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	March 31, 2015

	(dollars in thousands)
Bank debt	$2,224,032	$207,339	$(655,198)	$365,750	$(250,120)	$—	$24,311	$1,916,114
Real estate investments	645,916	—	—	91,906	(34,310)	—	17,038	720,550
Residential mortgage-backed securities	462,927	—	—	11,791	(41,269)	—	1,526	434,975
Collateralized debt obligations	173,746	—	—	4,319	(35,454)	—	8,352	150,963
Energy and natural resources limited partnerships	65,909	—	—	7,099	(767)	—	(185)	72,056
Commercial real estate debt	29,815	—	—	1,232	(7)	—	(71)	30,969
Corporate bonds	656	—	—	146	—	—	(104)	698
Asset-backed securities	21,368	—	—	2,290	(974)	—	(139)	22,545
Commercial mortgage-backed securities	3,287	—	—	—	(302)	—	11	2,996
Other investments (including derivatives, net)	2,144	—	—	—	—	(161)	137	2,120
	$3,629,800	$207,339	$(655,198)	$484,533	$(363,203)	$(161)	$50,876	$3,353,986
Transfers out of Level III presented in the tables above resulted from the fair values of certain securities becoming market observable, with fair value determined using independent pricing services. Transfers into Level III presented in the table above resulted from the valuation of certain investments with decreased market observability, with fair values determined using broker quotes or independent pricing services. There were no transfers between Levels I and II during the periods presented above.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive (loss) income:

	Three Months Ended March 31,
	2016	2015

	(dollars in thousands)
Bank debt	$36	$22,484
Real estate investments	—	8,786
Residential mortgage-backed securities	—	(547)
Collateralized debt obligations	—	3,852
Energy and natural resources limited partnerships	—	(185)
Commercial real estate debt	—	(71)
Corporate bonds	—	(109)
Asset-backed securities	—	(55)
Commercial mortgage-backed securities	—	(50)
Other investments (including derivatives, net)	—	(33)
	$36	$34,072
The table below summarizes the changes in the notes and loans payable of consolidated CLOs for the three months ended March 31, 2015. As a result of the adoption of ASU 2015-02, the Company no longer consolidates any of its CLOs as of January 1, 2016. Accordingly, no table is presented for the three months ended March 31, 2016.
For the three months ended March 31, 2015, the Company recorded net unrealized losses of $36.0 million for notes and loans payable of consolidated CLOs still outstanding as of March 31, 2015. Amounts related to the initial consolidation of the Company’s CLOs are included within issuances in the table below.

	December 31, 2014	Issuances	Net Losses (Gains) of Consolidated Och-Ziff Funds	March 31, 2015

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$4,784,134	$464,377	$49,855	$5,298,366
Subordinated notes payable of consolidated CLOs	443,277	39,487	(13,834)	468,930
	$5,227,411	$503,864	$36,021	$5,767,296
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
MARCH 31, 2016

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
MARCH 31, 2016

(higher) fair value measurement. Significant increases (decreases) in the EBITDA multiples, price per acre, price per square foot and production multiples in isolation would be expected to result in a significantly higher (lower) fair value measurement.
Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III
The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets held by the consolidated funds as of March 31, 2016.

Type of Investment or Liability	Fair Value at March 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Bank debt	$3,981	Independent pricing services	n/a
The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets and liabilities held by the consolidated funds as of December 31, 2015.

Type of Investment or Liability	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Bank debt	$1,949,227	Independent pricing services	n/a
	49,196	Yield analysis	Yield	14% to 23% (16%)
Real estate investments	$719,957	Discounted cash flow	Discount rate	10% to 30% (19%)
			Cash flow growth rate	-24% to 36% (3%)
			Capitalization rate	6% to 12% (8%)
			Price per square foot	$50 to $187 ($159)
			Absorption rate per year	0% to 27% (8%)
			Exit multiple	5.9x to 18.9x (10.3x)
Residential mortgage-backed securities	$312,839	Broker quotes	n/a
	10,732	Independent pricing services	n/a
Collateralized debt obligations	$83,759	Broker quotes	n/a
Energy and natural resources limited partnerships	$49,326	Scenario analysis	Discount rate	10% to 25% (19%)
			EBITDA multiple	5.5x to 7.3x (6.4x)
			Price per acre	$1,750
			Production multiple (price per thousand cubic feet equivalent per day)	$6,750 to $9,167 ($7,662)
	18,672	Sum of the parts	Discount rate	15%
			Price per acre	$437
	2,606	Discounted cash flow	Discount rate	15%
Commercial real estate debt	$7,010	Yield analysis	Yield	13% to 18% (16%)
	$11,285	Discounted cash flow	Discount rate	15%
Asset-backed securities	$22,428	Broker quotes	n/a
	1,311	Discounted cash flow	Discount rate	14%
Commercial mortgaged-backed securities	$13,803	Broker quotes	n/a
Senior secured notes and loans payable of consolidated CLOs	$6,636,838	Broker quotes	n/a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

Type of Investment or Liability	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Subordinated notes payable of consolidated CLOs	$440,841	Broker quotes	n/a
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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, mainly its Notes and Aircraft Loan (as defined in Note 10), approximated their fair values as of March 31, 2016. The Notes are categorized as Level II and the Aircraft Loan is categorized as Level III within the fair value hierarchy.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
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
The table below presents the repurchase agreements that are set off, if any, as well as securities transferred to counterparties related to those repurchase agreements (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements. As a result of the adoption of ASU 2015-02, the Company no longer consolidates the majority of the previously consolidated Och-Ziff funds as of January 1, 2016. The deconsolidation resulted in no amounts being reportable as of March 31, 2016.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

7. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of funds that are considered VIEs. See Note 2 for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company.
The table below presents the assets and liabilities of VIEs consolidated by the Company. As a result of the adoption of ASU 2015-02 on January 1, 2016, the Company is no longer required to consolidate the majority of the Och-Ziff funds, including all CLOs, previously consolidated.

	March 31, 2016	December 31, 2015
	Other Funds	CLOs	Other Funds

Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$22,627	$6,750,296	$1,199,633
Other assets of Och-Ziff funds	13,905	308,917	19,647
Total Assets	$36,532	$7,059,213	$1,219,280
Liabilities
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	$—	$7,077,679	$—
Securities sold under agreements to repurchase	—	—	3,583
Other liabilities of Och-Ziff funds	1,836	34,197	9,840
Total Liabilities	$1,836	$7,111,876	$13,423
The assets presented in the table above belong to the investors in those funds, are available for use only by the fund to which they belong, and are not available for use by the Company. The consolidated funds have no recourse to the general credit of the Company with respect to any liability.
The Company’s direct involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services and, in certain cases, insignificant equity investments in the VIEs. The Company’s maximum exposure to loss from these entities is limited to a decrease in the management fees and incentive income, as well as the loss of current investments in or income and fees receivables from these entities, if any. The Company has commitments to fund certain funds that are VIEs as discussed in Note 15. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated.
The net assets of VIEs in which the Company has variable interests were $2.8 billion and $32.9 billion as of March 31, 2016 and December 31, 2015, respectively. The significant decline was the result of the adoption of ASU 2015-02 on January 1, 2016. Prior to adoption of ASU 2015-02, management fees and incentive income were considered to be direct variable interests in the Company’s funds. Subsequent to the adoption of ASU 2015-02, these fees were no longer considered to be variable interests when they were deemed customary and commensurate with the services being performed, and therefore only entities in which the Company holds other direct variable interests are included in the disclosure.
As of March 31, 2016 and December 31, 2015, the only assets and liabilities related to VIEs in which the Company has a variable interest were as follows: income and fees receivable of $18.0 million and $66.2 million, respectively; investments in Och-Ziff funds of $8.6 million and $4.9 million, respectively; and unearned revenues of $88.9 million and $314 thousand, respectively.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

8. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2016	December 31, 2015

	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$85,840	$85,840
Leasehold improvements	52,194	51,814
Computer hardware and software	34,415	33,485
Furniture, fixtures and equipment	8,784	8,765
Accumulated depreciation and amortization	(64,114)	(60,899)
Fixed assets, net	117,119	119,005
United States government obligations, at fair value	29,950	18,501
Goodwill	22,691	22,691
Prepaid expenses	17,985	21,472
Other(1)	15,120	11,306
Total Other Assets, Net	$202,865	$192,975
_______________

(1)	Includes investments of $10.6 million and $6.0 million as of March 31, 2016 and December 31, 2015, respectively, in Och-Ziff funds not consolidated by the Company.
9. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2016	December 31, 2015

	(dollars in thousands)
FCPA investigation reserve (See Note 15)	$200,000	$—
Unearned revenues	89,023	314
Accrued expenses	64,905	54,692
Deferred rent credit	16,575	17,436
Other	18,182	11,371
Total Other Liabilities	$388,685	$83,813
The significant increase in unearned revenues was the result of the deconsolidation of the majority of the Company’s funds upon the adoption of ASU 2015-02 on January 1, 2016. Prior to the deconsolidation, incentive income from the consolidated funds was eliminated in consolidation.
10. DEBT OBLIGATIONS
As of March 31, 2016, the Company’s outstanding indebtedness was primarily comprised of Senior Notes (the “Notes”) and a secured term loan to finance the purchase of a new corporate aircraft (the “Aircraft Loan”). The Company also has available a revolving credit facility from which it has not drawn any amounts through March 31, 2016; however, a borrowing was made in April 2016. See Note 17.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

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
The Notes may be redeemed from time to time at the Company’s option, in whole or in part, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole redemption price (as defined in the Notes indenture), in either case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the Company will be required to offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount, plus any accrued and unpaid interest.
The Notes do not have any financial maintenance covenants. However, the Notes include certain covenants, including limitations on Och-Ziff Finance’s and, as applicable, the Notes Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease all or substantially all assets. The Notes also provide for customary events of default, bankruptcy, insolvency or reorganization that may cause the Notes to become immediately due and payable, plus any accrued and unpaid interest.
Revolving Credit Facility
On November 20, 2014, the Company entered into a $150.0 million, 5-year unsecured revolving credit facility which was subsequently amended on December 29, 2015 (as amended, the “Revolving Credit Facility”), the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. The Company is able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. As of March 31, 2016, there were no outstanding borrowings under the facility; however, a borrowing was made in April 2016. See Note 17.
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
MARCH 31, 2016

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
Aircraft Loan
On February 14, 2014, the Company entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to the Company in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of March 31, 2016, $49.3 million was outstanding under the Aircraft Loan.
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
Notes and Loans Payable of Consolidated CLOs
Prior to the adoption of ASU 2015-02 on January 1, 2016, the Company consolidated the CLOs it manages. As a result, the senior and subordinated notes and loans issued by the CLOs were included in the Company’s consolidated balance sheet as of December 31, 2015. Notes and loans payable of the consolidated CLOs are collateralized by the assets held by the CLOs and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral generally consists of corporate loans, corporate bonds and other securities. As of December 31, 2015, the fair value of the CLO assets was $7.1 billion.
The Company elected to carry these notes and loans payable at fair value in its consolidated balance sheet to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLOs prior to deconsolidation. The Company recorded net losses of $36.0 million for the three months ended March 31, 2015. These net losses are included within net gains (losses) of consolidated Och-Ziff funds in the statements of comprehensive income. The majority of these changes relate to changes in instrument specific credit risk, as the majority of these are floating-rate instruments.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

The table below presents information related to the CLO notes and loans outstanding as of December 31, 2015. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior secured notes and loans. As a result of the adoption of ASU 2015-02 referenced above, there were no notes or loans payable of consolidated CLOs as of March 31, 2016.

	As of December 31, 2015
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$6,810,350	$6,636,838	2.45%	10.5
Subordinated notes payable of consolidated CLOs	688,578	440,841	N/A	10.5
Total Notes and Loans Payable of Consolidated CLOs	$7,498,928	$7,077,679
11. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive (loss) income:

	Three Months Ended March 31,
	2016	2015

	(dollars in thousands)
Professional services	$23,375	$7,487
Recurring placement and related service fees	12,531	12,647
Information processing and communications	10,349	6,915
Occupancy and equipment	9,328	8,376
Business development	4,669	3,189
Insurance	4,004	4,164
Other expenses	3,413	7,082
	67,669	49,860
FCPA investigation reserve (See Note 15)	200,000	—
Changes in tax receivable agreement liability	(145)	(25)
Total General, Administrative and Other	$267,524	$49,835
12. INCOME TAXES
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of -13.4% and 13.2% for the three months ended March 31, 2016 and 2015, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the Company’s consolidated net income is not subject to federal, state and local corporate income taxes in the United States, as these amounts are allocated to the executive managing directors on their Och-Ziff Operating Group A Units or to fund investors in the Company’s consolidated funds (each of which is included within noncontrolling interests); (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the accrual for the Foreign Corrupt Practices Act (the “FCPA”) investigation reserve described in Note 15 was treated as a non-deductible expense when determining income tax expense.
In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets.
As of March 31, 2016 and December 31, 2015, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the three months ended March 31, 2016, the Company did not accrue interest or penalties related to uncertain tax positions. As of March 31, 2016, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.3 million as of March 31, 2016.
13. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended March 31, 2016, and 2015 the Company included 1,364,560 RSUs and 1,534,479 RSUs, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted (loss) earnings per Class A Share. The following tables present the computation of basic and diluted (loss) earnings per Class A Share:

Three Months Ended March 31, 2016	Net Loss Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(69,356)	182,548,852	$(0.38)
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		297,317,019
RSUs	—	—		14,758,228
Diluted	$(69,356)	182,548,852	$(0.38)

Three Months Ended March 31, 2015	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$25,871	177,634,861	$0.15
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,874,006
RSUs	—	2,521,884		—
Diluted	$25,871	180,156,745	$0.14

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

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
Notes and Loans Payable of Consolidated CLOs
As of December 31, 2015, $100.4 million of the notes and loans payable of consolidated CLOs was held by certain funds managed by the Company.
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
The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended March 31,
	2016	2015

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$4,767	$5,033
Incentive income	$920	$1,454
Fees waived on investments held by related parties:
Management fees	$4,324	$4,082
Incentive income	$564	$235
Corporate Aircraft
The Company’s corporate aircraft are used primarily for business purposes. From time to time, certain executive managing directors use the aircraft for personal use. For the three months ended March 31, 2016 and 2015, the Company charged $321 thousand and $356 thousand, respectively, for personal use of the aircraft by certain executive managing directors.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

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
The Company recorded its initial estimate of future payments under the tax receivable agreement as a decrease to paid-in capital and an increase in amounts due to related parties in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings within general, administrative and other expenses in the consolidated statements of comprehensive (loss) income.
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Och-Ziff Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of March 31, 2016, the estimated future payment under the tax receivable agreement was $591.6 million, which is recorded in due to related parties on the consolidated balance sheets.
Lease Obligations
The Company has non-cancelable operating leases for its headquarters in New York expiring in 2029 and various other operating leases for its offices in London, Hong Kong, Mumbai, Beijing, Dubai, Shanghai and Houston expiring on various dates through 2024. The Company also has operating leases for other locations, as well as operating leases on computer hardware. Certain operating leases allow for rent holiday periods. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account these rent holiday periods. The related lease commitments have not changed materially since December 31, 2015.
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
As previously disclosed, since 2011, the Company has been investigated by the Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) concerning possible violations of the FCPA and other laws. While the Company is unable to predict the full scope, duration or outcome of the SEC and DOJ investigations, based on discussions

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

with the SEC and DOJ, it believes that it is probable that the outcome would include the government pursuing civil and criminal sanctions. The Company recently has begun discussions with the SEC and DOJ concerning resolution of these matters. The Company accrued $200.0 million in connection with the disclosed investigations that the Company believes is the minimum amount of loss to be incurred. The Company believes it is probable that the amount will be in excess of this $200.0 million, but it is unable to estimate an amount at this time. Any resolution could have a material adverse effect on the Company’s business, financial condition or results of operations.
On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserts claims on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014, and asserts claims under the Securities Exchange Act of 1934. Daniel Och, Joel Frank and Michael Cohen are also named defendants. The amended complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters under investigation by the SEC and the DOJ. On March 16, 2015, the Company and Messrs. Och and Frank moved to dismiss the amended complaint. On February 17, 2016, the court entered an order granting the motion to dismiss in part and denying it in part, and dismissed Mr. Cohen from the action. On March 2, 2016, the Company and Messrs. Och and Frank filed a motion for reconsideration requesting that the court reconsider its ruling insofar as it denied the motion to dismiss and further requesting that the court dismiss the amended complaint in its entirety. The motion for reconsideration has not yet been decided. On March 23, 2016, the Company and Messrs. Och and Frank filed their answer to the amended complaint.
On May 30, 2014, a shareholder derivative action was filed against the Company in the Supreme Court of the State of New York, County of New York (Stokes v. Och, et al.). The amended complaint asserts claims derivatively on behalf of the Company against all of the Company’s directors and alleges that the directors breached their fiduciary duties and other disclosure obligations with respect to the matters described above. On July 27, 2015, the Supreme Court of the State of New York ruled from the bench that it was granting defendants’ motion to dismiss the amended complaint for failure to plead demand futility. On August 10, 2015, the court in the Stokes matter entered a written order dismissing the action. The plaintiff’s time to appeal the court’s decision on the motion to dismiss has lapsed.
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
The Company has unfunded capital commitments of $6.0 million to certain funds it manages. It expects to fund these commitments over the next five years. In addition, certain of the Company’s executive managing directors, collectively, have capital commitments to funds managed by the Company of up to $39.9 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
MARCH 31, 2016

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
16. SEGMENT INFORMATION
The Company’s operating segments are the Och-Ziff Funds segment and the Company’s real estate business. The Och-Ziff Funds, which provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles, is currently the Company’s only reportable operating segment under GAAP. The Company’s real estate business, which provides asset management services to its real estate funds, is included in the Other Operations, as it does not meet the threshold of a reportable operating segment under GAAP.
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
MARCH 31, 2016

Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment. All interest expense related to outstanding indebtedness is allocated to the Och-Ziff Funds segment.
Och-Ziff Funds Segment Results

	Three Months Ended March 31,
	2016	2015

	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$166,769	$223,290
Economic Income	$(119,939)	$152,663
Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended March 31,
	2016	2015

	(dollars in thousands)
Total consolidated revenues	$188,442	$332,851
Adjustment to management fees(1)	(12,531)	(2,100)
Adjustment to incentive income(2)	—	8,173
Other Operations revenues	(8,776)	(6,297)
Income of consolidated Och-Ziff funds	(366)	(109,337)
Economic Income Revenues - Och-Ziff Funds Segment	$166,769	$223,290
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2016

Reconciliation of Och-Ziff Funds Economic Income to Net (Loss) Income Allocated to Class A Shareholders

	Three Months Ended March 31,
	2016	2015

	(dollars in thousands)
Net (loss) income allocated to Class A Shareholders—GAAP	$(69,356)	$25,871
Net (loss) income allocated to the Och-Ziff Operating Group A Units	(88,019)	80,932
Equity-based compensation, net of RSUs settled in cash	18,542	28,796
Income taxes	18,539	25,160
Adjustment for incentive income allocations from consolidated funds subject to clawback	—	(18,473)
Allocations to Och-Ziff Operating Group D Units	875	6,035
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,264	1,419
Reorganization expenses	—	4,017
Changes in tax receivable agreement liability	(145)	(25)
Depreciation and amortization	3,402	2,149
Other adjustments	(431)	67
Other Operations	(4,610)	(3,285)
Economic Income - Och-Ziff Funds Segment	$(119,939)	$152,663
17. SUBSEQUENT EVENTS
On April 29, 2016, the Company borrowed $120.0 million pursuant to the Revolving Credit Facility. The Company intends to use these proceeds for general corporate purposes or payment of a settlement in connection with the SEC and DOJ investigation discussed in Note 15.

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
Overview
Deconsolidation on Adoption of ASU 2015-02
As a result of the adoption of ASU 2015-02, we deconsolidated the majority of our previously consolidated funds. This resulted in a substantial decrease in assets of consolidated Och-Ziff funds, liabilities of consolidated Och-Ziff funds, redeemable noncontrolling interests, appropriated retained deficit and shareholders’ equity attributable to non-controlling interests in our consolidated balance sheet. Additionally, the deconsolidation has caused a significant decrease in the amount of income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, and net gains of consolidated Och-Ziff funds in our consolidated statement of comprehensive (loss) income. Management fees and incentive income from the previously consolidated funds are also no longer eliminated in consolidation.
We adopted ASU 2015-02 using the modified retrospective method of transition, which resulted in an effective date of adoption of January 1, 2016, and a cumulative effect adjustment to opening equity to reflect the impacts of adoption. We did not restate prior-period results. The impact to our opening retained earnings was driven by the cumulative effect of a change in incentive income recognition for the funds no longer consolidated as further discussed below.
The net impact to our results is that incentive income from these funds will now be recognized when such amounts are no longer subject to clawback. Prior to deconsolidation, incentive income from these previously consolidated funds was recognized by allocating a portion of the net income of these funds to us rather than to the fund investors (noncontrolling interests) based on the contractual terms of the relevant fund agreements. This resulted in incentive income being recognized that was subject to clawback in the event of future losses in the respective funds.
The adoption of ASU 2015-02 and the resulting deconsolidation of the majority of the previously consolidated funds had no impact on our Economic Income or other non-GAAP measures discussed throughout this MD&A.
Overview of Our Financial Results
We reported GAAP net loss allocated to Class A Shareholders of $69.4 million for the three months ended March 31, 2016, compared to net income of $25.9 million for the three months ended March 31, 2015. The year-over-year decrease was primarily driven by the $200.0 million FCPA investigation reserve accrual taken in the first quarter of 2016. In addition, lower incentive income and management fees and higher non-compensation expenses, partially offset by lower income taxes and lower compensation and benefits, also contributed to the year-over-year decrease.
We reported a net loss on an Economic Income basis for the Company of $115.3 million for the three months ended March 31, 2016, compared to net income on an Economic Income basis of $155.9 million for the three months ended March 31, 2015. The decrease was driven by the $200.0 million FCPA investigation reserve accrual taken in the first quarter of 2016. In addition, lower incentive income and management fees, as well as higher operating expenses also contributed to the year-over-year decrease. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $43.2 billion as of March 31, 2016. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $16.4 billion, or 38% of our total assets under management as of March 31, 2016. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $15.7 billion, comprising 36% of assets under management as of March 31, 2016.

Assets under management in our multi-strategy products totaled $27.5 billion as of March 31, 2016. OZ Master Fund, our largest multi-strategy fund, generated a gross return of -3.0% and a net return of -3.4%. On a gross basis, U.S. long/short equity special situations was the largest contributor to the performance-related depreciation, partially offset by positive performance in merger arbitrage, credit-related strategies and convertible and derivative arbitrage. Assets under management for the fund were $22.6 billion as of March 31, 2016. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the OZ Master Fund.
Assets under management in our dedicated credit products totaled $12.4 billion as of March 31, 2016. Assets under management in our opportunistic credit funds were $5.2 billion as of March 31, 2016. OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 1.3% and a net return of 1.0%. On a gross basis, performance was driven by the fund’s U.S. portfolio. Assets under management for the fund were $1.5 billion as of March 31, 2016. Assets under management in Institutional Credit Strategies, our asset management platform that invests in performing credits, were $7.2 billion as of March 31, 2016.
Assets under management in our real estate funds totaled $2.1 billion as of March 31, 2016. Since inception, Och-Ziff Real Estate Fund II, which finished its investment period in 2014, has generated a net internal rate of return (“IRR”) of 22.6% through March 31, 2016 and a gross multiple of invested capital (“MOIC”) of 1.8x.
Market Environment
Our ability to successfully generate consistent, positive, absolute returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each strategy may be materially affected by conditions in the global markets.
Financial markets were volatile over the course of the 2016 first quarter on concerns about a global economic slowdown toward the beginning of the quarter. U.S. equity markets followed global markets lower as investors reacted to weak Chinese manufacturing data and worries about tensions in the Middle East. A renewed decline in oil prices early in the quarter caused energy stocks to decline and weighed on overall market sentiment and growth expectations. The U.S. dollar weakened versus most major currencies.
The sharp declines experienced early in the quarter were, to varying degrees across markets, recouped in the latter weeks of the quarter. However, reaction across global markets was not uniform. Equity market performance diverged between regions, with the S&P 500 posting a modest gain in the first quarter, while major indices in Europe, Japan and China declined. The MSCI World Index also declined in the first quarter. Central banks globally remained accommodative, with the U.S. Federal Reserve taking a more dovish posture during the quarter and the European Central Bank, the Bank of Japan and the People’s Bank of China all continuing to ease monetary policy.
In the U.S., concerns rose early in the quarter that broader economic weakness was spreading to the U.S. services sector. Retail sales decreased at the end of 2015 and a small increase in weekly jobless claims in January added to those fears. However, the tone of U.S. economic data improved later in the quarter, with manufacturing, retail sales, and labor market data all showing improvement.
In Europe, markets were volatile during the quarter. Eurozone economic data remained weak and the UK lowered its GDP growth estimate for 2016, as manufacturing and exports slowed. The potential effects of a British exit from the Eurozone also heightened investor concerns.
In Asia, equities delivered mixed results during the quarter. In Japan, the demand for exports continued to be weak and inflation remained low. Chinese equity markets declined as continued signs of economic weakness increased investor concern that growth was declining faster than Chinese government was making public.
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
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. However, in January 2015, we began to waive management fees and incentive income on new investments by our executive managing directors and certain other related parties. As of March 31, 2016, approximately 6% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 49% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended March 31, 2016
	December 31, 2015	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	March 31, 2016

	(dollars in thousands)
Multi-strategy funds	$29,510,248	$(1,054,252)	$—	$(944,866)	$27,511,130
Credit
Opportunistic credit funds	5,383,629	(60,316)	(141,000)	(3,785)	5,178,528
Institutional Credit Strategies	7,241,680	5,379	—	(4,255)	7,242,804
Real estate funds	2,048,559	75,039	(54,293)	(1,435)	2,067,870
Other	1,310,745	(43,372)	—	(55,647)	1,211,726
Total	$45,494,861	$(1,077,522)	$(195,293)	$(1,009,988)	$43,212,058

	Three Months Ended March 31, 2015
	December 31, 2014	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	March 31, 2015

	(dollars in thousands)
Multi-strategy funds	$34,100,390	$(1,461,319)	$—	$1,233,571	$33,872,642
Credit
Opportunistic credit funds	5,098,600	398,253	(362,930)	58,066	5,191,989
Institutional Credit Strategies	5,166,734	688,052	—	2,613	5,857,399
Real estate funds	2,022,399	54,513	(14,292)	(4,254)	2,058,366
Other	1,146,292	113,932	(1)	69,608	1,329,831
Total	$47,534,415	$(206,569)	$(377,223)	$1,359,604	$48,310,227
In the three months ended March 31, 2016, our funds experienced performance-related depreciation of $1.0 billion and net outflows of $1.1 billion, which was comprised of $303.0 million of gross inflows and $1.4 billion of gross outflows due to redemptions. We also had $195.3 million in distributions to investors in our closed-end opportunistic credit and real estate funds. Excluding CLOs, private banks and fund-of-funds were the largest sources of our gross inflows, while pensions, private banks and fund-of-funds were our largest sources of gross outflows during the first quarter of 2016.
In the three months ended March 31, 2015, our funds experienced performance-related appreciation of $1.4 billion and net outflows of $206.6 million, which was comprised of $1.7 billion of gross inflows and $1.9 billion of gross outflows due to redemptions. Distributions and other reductions were $377.2 million, which was driven by $210.5 million in distributions to investors in our closed-end opportunistic credit funds, and a $152.4 million reduction in the OZ European Credit Opportunities Fund as a result of the expiration of the fund’s investment period. Additionally, our gross inflows included $491.0 million within Institutional Credit Strategies related to a CLO that closed during the first quarter of 2015. Excluding CLOs, pension funds were the largest sources of both our gross inflows and gross outflows during the first quarter of 2015.

Weighted-Average Assets Under Management and Average Management Fee Rate
The table below presents our weighted-average assets under management and the average management fee rate. Weighted-average assets under management exclude the impact of first quarter investment performance for the periods presented, as these amounts do not impact management fees calculated for the periods presented.

	Three Months Ended March 31,
	2016	2015

	(dollars in thousands)
Weighted-average assets under management	$44,386,712	$46,440,317
Average management fee rate	1.31%	1.43%
The decline in our average management fee rate for the periods presented occurred because of a change in the mix of products that comprise our assets under management. Specifically, the rate decline was driven by lower assets under management in our multi-strategy funds and an increase in our opportunistic credit funds and our Institutional Credit Strategies products as a percentage of total assets under management. These credit funds earn lower management fee rates than our multi-strategy funds, consistent with market convention for these products. Our average management fee will vary from period to period based on the mix of products that comprise our assets under management.
Fund Performance Information
The tables below present performance information for the funds we manage. All of our funds are managed by the Och-Ziff Funds segment with the exception of our real estate funds, which are managed by the real estate management business included in Other Operations.
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 1.00% to 2.50% of assets under management.
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

	Assets Under Management as of March 31,		Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2016
			2016		2015
	2016	2015	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
OZ Master Fund(1)	$22,576,072	$27,698,583	-3.0%	-3.4%	5.2%	3.8%	17.0%	(1)	11.9%	(1)
OZ Asia Master Fund	1,156,795	1,345,004	-2.7%	-3.2%	6.9%	5.4%	9.7%		5.6%
OZ Europe Master Fund	861,950	1,076,861	-2.0%	-2.4%	5.6%	4.3%	11.8%		7.7%
OZ Enhanced Master Fund	1,055,923	1,243,367	-5.3%	-5.8%	8.8%	6.6%	9.3%		5.2%
Och-Ziff European Multi-Strategy UCITS Fund	277,361	305,586	-4.5%	-4.9%	5.8%	5.3%	4.6%		1.8%
Other funds	1,583,029	2,203,241	n/m	n/m	n/m	n/m	n/m		n/m
	$27,511,130	$33,872,642
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Och-Ziff Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the OZ Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in OZ Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of March 31, 2016, the gross and net annualized returns since the OZ Master Fund’s inception on January 1, 1998 were 13.0% and 8.7%, respectively.

The $6.4 billion, or 19%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $4.3 billion, primarily from the OZ Master Fund. Also contributing to the decrease was $2.0 billion of performance-related depreciation.
For the first quarter of 2016, the OZ Master Fund generated a gross return of -3.0% and a net return of -3.4%. On a gross basis, U.S. long/short equity special situations was the largest contributor to the performance-related depreciation, partially offset by positive performance in merger arbitrage, credit-related strategies and convertible and derivative arbitrage.
Credit

	Assets Under Management as of March 31,
	2016	2015

	(dollars in thousands)
Opportunistic credit funds	$5,178,528	$5,191,989
Institutional Credit Strategies	7,242,804	5,857,399
	$12,421,332	$11,049,388
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

	Assets Under Management as of March 31,		Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2016
	2016	2015	2016		2015
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
OZ Credit Opportunities Master Fund	$1,499,382	$1,551,706	1.3%	1.0%	0.9%	0.8%	16.0%	11.5%
Customized Credit Focused Platform	2,466,215	1,792,721	0.5%	0.4%	1.9%	1.4%	18.4%	13.9%
Closed-end opportunistic credit funds	756,196	1,283,467	See below for return information on our closed-end opportunistic credit funds.
Other funds	456,735	564,095	n/m	n/m	n/m	n/m	n/m	n/m
	$5,178,528	$5,191,989
_______________
n/m not meaningful
The $13.5 million year-over-year decrease in our opportunistic credit funds was due to capital net inflows of $662.5 million, partially offset by distributions and other reductions of $505.3 million in our closed-end opportunistic credit funds and $170.7 million of performance-related depreciation. The capital net inflows were driven primarily by capital net inflows of $699.5 million into the Customized Credit Focused Platform. For the first quarter of 2016, the OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 1.3% and a net return of 1.0%. On a gross basis, performance was driven by the fund’s U.S. portfolio.

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

	Assets Under Management as of March 31,		Inception to Date as of March 31, 2016
					IRR
	2016	2015	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
OZ European Credit Opportunities Fund (2012-2015)	$175,664	$335,707	$459,600	$305,487	16.9%	12.7%	1.4x
OZ Structured Products Domestic Fund II (2011-2014)(5)	257,261	402,703	326,850	326,850	18.2%	13.9%	1.7x
OZ Structured Products Offshore Fund II (2011-2014)(5)	237,353	338,434	304,531	304,531	14.8%	11.0%	1.5x
OZ Structured Products Offshore Fund I (2010-2013)(5)	22,976	32,530	155,098	155,098	23.9%	19.1%	2.1x
OZ Structured Products Domestic Fund I (2010-2013)(5)	14,240	15,104	99,986	99,986	22.8%	18.1%	2.0x
Other funds	48,702	158,989	298,250	268,250	n/m	n/m	n/m
	$756,196	$1,283,467	$1,644,315	$1,460,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of March 31, 2016, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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

			Assets Under Management as of March 31,
	Closing Date	Initial Deal Size	2016	2015

		(dollars in thousands)
CLOs:
OZLM I	July 19, 2012	$510,700	$498,801	$468,752
OZLM II	November 1, 2012	560,100	515,767	517,366
OZLM III	February 20, 2013	653,250	612,179	613,652
OZLM IV	June 27, 2013	600,000	541,469	543,245
OZLM V	December 17, 2013	501,250	469,582	470,831
OZLM VI	April 16, 2014	621,250	598,395	593,085
OZLM VII	June 26, 2014	824,750	796,872	796,315
OZLM VIII	September 9, 2014	622,250	596,764	596,858
OZLM IX	December 22, 2014	510,208	496,009	494,244
OZLM XI	March 12, 2015	510,500	491,528	490,977
OZLM XII	May 28, 2015	565,650	548,328	—
OZLM XIII	August 6, 2015	511,600	496,471	—
OZLM XIV	December 21, 2015	507,420	495,798	—
		7,498,928	7,157,963	5,585,325
Other funds	n/a	n/a	84,841	272,074
		$7,498,928	$7,242,804	$5,857,399
Assets under management for our CLOs are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for the CLOs are generally 0.50% of assets under management. Incentive income from our CLOs is generally equal to 20% of the excess cash flows due to the holders of the subordinated notes issued by the CLOs, subject to a 12% hurdle rate. See “—Understanding Our Results—Incentive Income” for additional information. Because of the hurdle rate and structure of our CLOs, we do not expect to earn a meaningful amount of incentive income from these entities, and therefore no return information is presented for these vehicles.
The year-over-year increase in assets under management was driven primarily by the launch of three additional CLOs.
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

	Assets Under Management as of March 31,
	2016	2015

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$33,122	$44,470
Och-Ziff Real Estate Fund II	346,558	413,938
Och-Ziff Real Estate Fund III	1,450,927	1,441,630
Och-Ziff Real Estate Credit Fund I	130,150	—
Other funds	107,113	158,328
	$2,067,870	$2,058,366

	Inception to Date as of March 31, 2016
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$385,183	$787,967	25.2%	15.6%	2.0x	$359,360	$780,524	28.1%	2.2x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	731,170	1,298,308	35.0%	22.6%	1.8x	548,630	1,067,358	39.9%	1.9x
Och-Ziff Real Estate Fund III(8) (2014-2019)	1,500,000	308,364	342,346	n/m	n/m	n/m	—	—	n/m	n/m
Och-Ziff Real Estate Credit Fund I(8) (2015-2019)	172,450	22,419	26,483	n/m	n/m	n/m	22,419	26,483	n/m	n/m
Other funds	219,626	69,374	110,952	n/m	n/m	n/m	—	—	n/m	n/m
	$3,139,665	$1,516,510	$2,566,056				$930,409	$1,874,365

	Unrealized Investments as of March 31, 2016
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$25,823	$7,443	0.3x
Och-Ziff Real Estate Fund II (2011-2014)(7)	182,540	230,950	1.3x
Och-Ziff Real Estate Fund III (2014-2019)(8)	308,364	342,346	n/m
Och-Ziff Real Estate Credit Fund I (2015-2019)(8)	—	—	n/m
Other funds	69,374	110,952	n/m
	$586,101	$691,691
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of March 31, 2016. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of March 31, 2016.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of March 31, 2016, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
The $9.5 million year-over-year increase in assets under management in our real estate funds was driven by Och-Ziff Real Estate Credit Fund I. This increase was offset by distributions and other reductions primarily related to Och-Ziff Real Estate Fund II.
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
Longer-Term Assets Under Management
As of March 31, 2016, approximately 38% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the gross amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues, as we recognize incentive income at the end of the commitment period when amounts are no longer subject to clawback. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	March 31, 2016
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$2,774,875	$5,823
Credit
Opportunistic credit funds	4,095,105	98,768
Institutional Credit Strategies	7,204,081	—
Real estate funds	2,067,870	127,178
Other	271,371	—
	$16,413,302	$231,769
We recognize incentive income on our longer-term assets under management in our multi-strategy funds and open-end opportunistic credit funds at the end of their respective commitment periods, which are generally three to five years. We expect the commitment period with respect to approximately 5% and 17% of the longer-term assets under management in our multi-strategy funds to mature during the second quarter of 2016 and the remainder of 2016, respectively. We do not expect the commitment period for a significant amount of longer-term assets under management in our open-end opportunistic credit funds to expire during the second quarter of 2016; however, we do expect the commitment period with respect to approximately 10% of the longer-term assets under management to mature during the remainder of 2016. Incentive income related to assets under management in our closed-end opportunistic credit funds and our real estate funds is generally recognized at or near the end of the life of each fund. These funds generally begin to make distributions after the conclusion of their respective investment period, as presented in the tables above. However, these investment periods may generally be extended for an additional one to two years.
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate for the first quarter of 2016 was approximately 1.31%. This average rate takes into account the effect of non-fee paying assets under management, as well as our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes.
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
For funds that we do not consolidate, incentive income is recognized at the end of the applicable commitment period when the amounts are contractually payable, or “crystallized.” Additionally, all of our multi-strategy funds and open-end opportunistic credit funds are subject to a perpetual loss carry forward, or a perpetual “high-water mark,” meaning we would not be able to earn incentive income with respect to positive investment performance we generate for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark.

For funds that we consolidate, incentive income is recognized by allocating a portion of the net income of the consolidated Och-Ziff funds to us rather than to the fund investors (noncontrolling interests). Incentive income allocated to us is not reflected as incentive income in our consolidated revenues, as these amounts are eliminated in consolidation. The allocation of incentive income to us is based on the contractual terms of the relevant fund agreements. As a result, we may recognize earnings related to our incentive income allocation from the consolidated Och-Ziff funds prior to the end of their respective commitment periods, and therefore we may recognize earnings that are subject to clawback to the extent a consolidated fund generates subsequent losses. For Economic Income purposes, we defer recognition of these earnings until they are no longer subject to clawback.
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
In addition to assets under management subject to one-year commitment periods, approximately $16.4 billion, or 38%, of our assets under management as of March 31, 2016 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and certain other multi-strategy funds, as well as assets in our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs within Institutional Credit Strategies, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.
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
We also issue Och-Ziff Operating Group D Units to executive managing directors. The Och-Ziff Operating Group D Units are not considered equity under GAAP and no equity-based compensation expense is recognized related to these units when they are granted. Distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive (loss) income, and are done on a pro rata basis with the Och-Ziff Operating Group A Units (held by our executive managing directors) and the Och-Ziff Operating Group B Units (held by our intermediate holding companies). An Och-Ziff Operating Group D Unit converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. Upon the conversion of Och-Ziff Operating Group D

Units into Och-Ziff Operating Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Och-Ziff Operating Group D Units are converted into Och-Ziff Operating Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units.
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
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding under the 4.50% Senior Notes issued in November 2014 (the “Notes”). We also have indebtedness outstanding under a secured multiple draw term loan agreement entered into in February 2014 to finance installment payments made toward the purchase of a new corporate aircraft that was delivered to us in February 2015 (the “Aircraft Loan”). Interest expense related to the Aircraft Loan was capitalized and, therefore, not included in interest expense prior to aircraft delivery. Following aircraft delivery in 2015, interest on the Aircraft Loan is fixed at 3.22% per annum. See “—Liquidity and Capital Resources—Debt Obligations” for additional information.
General, Administrative and Other. General, administrative and other expenses are related to recurring placement and related service fees, occupancy and equipment, professional services, information processing and communications, insurance, business development, changes in our tax receivable agreement liability and other miscellaneous expenses. In addition, the $200.0 million FCPA investigation reserve accrual taken in the first quarter of 2016 is also included in this line item.
Expenses of Consolidated Och-Ziff Funds. Expenses recorded as expenses of consolidated Och-Ziff funds consist of interest expense and other miscellaneous expenses.
Other Income
Net Gains on Investments in Och-Ziff Funds and Joint Ventures. Net gains on investments in Och-Ziff funds and joint ventures primarily consist of net gains and losses on investments in our funds made by us and net gains and losses on investments in joint ventures established to expand certain of our private investments platforms.
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
Net (Loss) Income Allocated to Noncontrolling Interests
Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Och-Ziff Operating Group A Units and fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in net (loss) income allocated to the Och-Ziff Operating Group A Units are driven by the earnings of the Och-Ziff Operating Group. Increases or decreases in the net income allocated to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings of those funds as allocated under the contractual terms of the relevant fund agreements.
Our interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and settlement of RSUs. These increases will be offset upon the conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.
Additionally, we consolidate certain of our credit funds, wherein investors are able to redeem their interests after an initial lock-up period of up to three years. Allocations of earnings to these interests are reflected within net income allocated to redeemable noncontrolling interests in the consolidated statements of comprehensive (loss) income.
Results of Operations
As previously discussed, the deconsolidation of the majority of our funds upon the adoption of ASU 2015-02 caused a significant decrease in the amount of income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, and net gains of consolidated Och-Ziff funds in our consolidated statements of comprehensive (loss) income. Management fees and incentive income from the previously consolidated funds are also no longer eliminated in consolidation. The net impact to our results is that incentive income from these funds will now be recognized when such amounts are no longer subject to clawback. Prior to deconsolidation, incentive income from these previously consolidated funds was recognized by allocating a portion of the net income of these funds to us rather than to the fund investors (noncontrolling interests) based on the contractual terms of the relevant fund agreements. This resulted in incentive income being recognized that was subject to clawback in the event of future losses in the respective funds.
See “—Economic Income Analysis” for a discussion of our results on an Economic Income basis, which excludes the effects of the consolidated funds.

Revenues

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Management fees	$156,910	$165,943
Incentive income	30,587	57,110
Other revenues	579	461
Income of consolidated Och-Ziff funds	366	109,337
Total Revenues	$188,442	$332,851
Total revenues decreased by $144.4 million, primarily due to the following:

•	A $109.0 million decrease in income of consolidated Och-Ziff funds, primarily as a result of the deconsolidation of the majority of our funds during the first quarter of 2016.

•	A $26.5 million decrease in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $26.1 million decrease in incentive income from our multi-strategy funds, which was driven by a $15.4 million decrease related to lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period. The remaining decrease was driven by lower amounts earned on assets under management subject to one year commitment periods.

◦	Opportunistic credit funds. A $4.0 million decrease in incentive income from our opportunistic credit funds, driven by lower tax distributions on certain longer-term assets under management.

◦
Real estate funds. A $3.6 million increase in incentive income from our real estate funds, primarily due to higher incentive income realizations from Och-Ziff Real Estate Fund I in 2016. In 2015, this fund was consolidated, and therefore incentive income was eliminated in consolidation. See “—Economic Income Analysis” for a discussion of incentive income excluding the effects of consolidation.

•
A $9.0 million decrease in management fees, driven by lower assets under management in our multi-strategy funds, partially offset by higher assets under management in our Institutional Credit Strategies products. This change in the mix of products that comprise our assets under management also resulted in a lower year-over-year average management fee rate. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

Expenses

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Compensation and benefits	$54,261	$69,918
Reorganization expenses	—	4,017
Interest expense	5,386	5,245
General, administrative and other	267,524	49,835
Expenses of consolidated Och-Ziff funds	266	59,888
Total Expenses	$327,437	$188,903

Total expenses increased by $138.5 million, primarily due to the following:

•
A $217.7 million increase in general, administrative and other expenses, driven by the $200.0 million FCPA investigation reserve accrual taken in the first quarter of 2016, as well as a $15.9 million increase in professional fees primarily due to the investigation.

•	A $59.6 million offsetting decrease in expenses of consolidated Och-Ziff funds, primarily as a result of the deconsolidation of the majority of our funds during the first quarter of 2016.

•
A $15.7 million offsetting decrease in compensation and benefits expenses, driven by the following: (i) a $10.3 million decrease in equity-based compensation expense; (ii) a $5.2 million decrease in allocations to Och-Ziff Operating Group D Units; (iii) a $2.4 million decrease in bonus expense; and (iv) an offsetting increase of $2.1 million in salaries and benefits. Our global headcount was 638 as of March 31, 2016 compared to 596 as of March 31, 2015.

Other Income

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$249	$117
Net gains of consolidated Och-Ziff funds	545	45,885
Total Other Income	$794	$46,002
Total other income decreased by $45.2 million, primarily due to a decrease in net gains of consolidated Och-Ziff funds, resulting from the deconsolidation of the majority of our funds during the first quarter of 2016.
Income Taxes

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Income taxes	$18,539	$25,160
Income tax expense decreased by $6.6 million, primarily due to lower profitability, partially offset by a $3.8 million increase in the valuation allowance against foreign income tax credits.

Net (Loss) Income Allocated to Noncontrolling Interests
The following table presents the components of the net (loss) income allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(88,019)	$80,932
Consolidated Och-Ziff funds	262	52,352
Other	(88)	69
Total	$(87,845)	$133,353

Redeemable noncontrolling interests	$461	$5,566
Net (loss) income allocated to noncontrolling interests decreased by $221.2 million, primarily due to the following:

•
A $169.0 million decrease in the net (loss) income allocated to the Och-Ziff Operating Group A Units, primarily driven by the $200.0 million FCPA investigation reserve accrual taken in the first quarter of 2016. In addition, lower incentive income and management fees and higher non-compensation expenses, partially offset by lower compensation and benefits, also contributed to the decrease.

•	A $52.1 million decrease in the net income allocated to the consolidated Och-Ziff funds, primarily as a result of the deconsolidation of the majority of our funds during the first quarter of 2016.

Net (Loss) Income Allocated to Class A Shareholders

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Net (loss) income allocated to Class A Shareholders	$(69,356)	$25,871
Net (loss) income allocated to Class A Shareholders decreased by $95.2 million, primarily driven by the $200.0 million FCPA investigation reserve accrual taken in the first quarter of 2016. In addition, lower incentive income and management fees and higher non-compensation expenses, partially offset by lower income taxes and lower compensation and benefits, also contributed to the year-over-year decrease.
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
Economic Income is a measure of pre-tax operating performance that excludes the following from our results on a GAAP basis:

•
Income allocations to our executive managing directors on their direct interests in the Och-Ziff Operating Group. Management reviews operating performance at the Och-Ziff Operating Group level, where our operations are performed, prior to making any income allocations.

•
Reorganization expenses related to the 2007 Offerings, equity-based compensation expenses and depreciation and amortization expenses, as management does not consider these non-cash expenses to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

•	Changes in the tax receivable agreement liability and net gains on investments in Och-Ziff funds, as management does not consider these items to be reflective of operating performance.

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
Economic Income Revenues (Non-GAAP)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$139,244	$5,135	$144,379	$159,068	$4,775	$163,843
Incentive income	26,953	3,634	30,587	63,770	1,513	65,283
Other revenues	572	7	579	452	9	461
Total Economic Income Revenues	$166,769	$8,776	$175,545	$223,290	$6,297	$229,587
Economic Income revenues decreased by $54.0 million, primarily due to the following:

•
A $19.5 million decrease in management fees, driven by lower assets under management in our multi-strategy funds, partially offset by higher assets under management in our Institutional Credit Strategies products. This change in the mix of products that comprise our assets under management also resulted in a lower year-over-year average management fee rate. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under

Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $34.7 million decrease in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $26.1 million decrease in incentive income from our multi-strategy funds, which was driven by a $15.4 million decrease related to lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period. The remaining decrease was driven by lower amounts earned on assets under management subject to one year commitment periods.

◦	Opportunistic credit funds. A $10.7 million decrease in incentive income from our opportunistic credit funds, driven by lower tax distributions on certain longer-term assets under management.

◦	Real estate funds. A $2.1 million increase in incentive income from our real estate funds, primarily due to higher incentive income realizations from Och-Ziff Real Estate Fund I in 2016 than in 2015.
Economic Income Expenses (Non-GAAP)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$31,059	$2,697	$33,756	$30,782	$2,560	$33,342
Non-compensation expenses	255,651	1,469	257,120	39,853	452	40,305
Total Economic Income Expenses	$286,710	$4,166	$290,876	$70,635	$3,012	$73,647
Economic Income expenses increased by $217.2 million, primarily due to the following:

•
A $216.8 million increase in non-compensation expenses, driven by the $200.0 million FCPA investigation reserve accrual taken in the first quarter of 2016, as well as a $15.9 million increase in professional fees primarily due to increased legal expenses relating to the investigation. The ratio of non-compensation expense excluding the FCPA investigation reserve accrual to management fees was 40% for the first quarter of 2016, compared to 25% for the first quarter of 2015. We expect this ratio to be in the range of 39% to 41% for the second quarter of 2016 as a result of legal expenses relating to regulatory and legal matters.

•
A $414 thousand increase in compensation and benefit expenses due to a $2.1 million increase in salaries and benefits, partially offset by a decrease of $1.7 million in bonus expense. The ratio of salaries and benefits to management fees was 21% for the first quarter of 2016, compared to 17% for the first quarter of 2015.

Other Economic Income Items (Non-GAAP)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net loss allocated to noncontrolling interests	$(2)	$—	$(2)	$(8)	$—	$(8)
Net loss allocated to noncontrolling interests represents the amount of loss that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us.

Economic Income (Non-GAAP)

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$(119,939)	$152,663
Other Operations	4,610	3,285
Total Company	$(115,329)	$155,948
Economic Income decreased by $271.3 million, primarily due to the $200.0 million FCPA investigation reserve accrual taken in the first quarter of 2016. In addition, lower incentive income and management fees, as well as higher operating expenses also contributed to the year-over-year decrease.
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
In addition, our liquidity needs in the next 12 months may include costs incurred in connection with the FCPA investigation described in Note 15 to our consolidated financial statements included in this quarterly report.
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
We may use cash on hand to repay all or a portion of our Notes, the Aircraft Loan and any current or future drawings under our Revolving Credit Facility (as defined below) prior to their respective maturity dates, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of the maturity date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by issuing new notes or entering into new credit facilities, which could result in higher borrowing costs, or by raising cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to issue new notes, enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new notes or new credit facilities that we may be able to issue or enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted. See “—Debt Obligations” for more information.
For our other longer-term liquidity requirements, we expect to continue to fund our fixed operating expenses through management fees and to fund discretionary cash bonuses and the repayment of our debt obligations through a combination of management fees and incentive income. We may also decide to meet these requirements by borrowing funds under our Revolving Credit Facility or by issuing additional debt, equity or other securities. As discussed below in “—Debt Obligations,” we borrowed $120.0 million pursuant to the Revolving Credit Facility and intend to use these proceeds for general corporate purposes or payment of a settlement in connection with the SEC and DOJ investigation discussed in Note 15 of this quarterly report. Over the long term, we believe we will be able to grow our assets under management and generate positive investment performance in our funds, which we expect will allow us to grow our management fees and incentive income in amounts sufficient to cover our long-term liquidity requirements.
To maintain maximum flexibility to meet demands and opportunities both in the short and long term, and subject to existing contractual arrangements, we may want to retain cash, issue additional equity or borrow additional funds to:

•	Support the future growth in our business.

•	Create new or enhance existing products and investment platforms.

•	Repay borrowings.

•	Pursue new investment opportunities.

•	Develop new distribution channels.

•	Cover potential costs incurred in connection with the legal and regulatory matters described in the notes to our consolidated financial statements included in this report.
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
Please see Note 10 to our consolidated financial statements included in this report for a description of the redemption provisions and restrictions under the Notes.
Revolving Credit Facility
On November 20, 2014, we entered into a $150.0 million, five-year unsecured revolving credit facility which was subsequently amended on December 29, 2015 (as amended, the “Revolving Credit Facility”), the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. We are able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. As of March 31, 2016, there were no outstanding borrowings under the facility. On April 29, 2016, we borrowed $120.0 million pursuant to the Revolving Credit Facility. We intend to use these proceeds for general corporate purposes or payment of a settlement in connection with the SEC and DOJ investigation discussed in Note 15 of this quarterly report.
We are subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus zero to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management’s credit rating throughout the term of the facility.
Please see Note 10 to our consolidated financial statements included in this report for a description of the financial covenants and restrictions under the Revolving Credit Facility.
Aircraft Loan
On February 14, 2014, we entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to us in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of March 31, 2016, $49.3 million was outstanding under the Aircraft Loan.
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
As of March 31, 2016, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we are currently obligated to pay our executive managing directors and the Ziffs an estimated $591.6 million as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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
Dividends and Distributions
We intend to distribute to our Class A Shareholders substantially all of their pro rata share of our annual Economic Income (as described above under “—Economic Income Analysis”) in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to pay income taxes, to pay any amounts owed under the tax receivable agreement, to make appropriate investments in our business and our funds, to make payments on any of our other obligations, to fund the repurchase of Class A Shares or interests in the Och-Ziff Operating Group, as well as to fund any potential payments relating to the settlement of the FCPA investigation discussed in Note 15 of our consolidated financial statements.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the three months ended March 31, 2016 and 2015 was $(7.6) million and $149.3 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
The decrease in net cash from operating activities was primarily due to the lower consolidated funds activity in 2016, which was the result of the deconsolidation of the majority of our funds upon the adoption of ASU 2015-02 on January 1, 2016. Also contributing to the decrease was lower incentive income earned in 2015 compared to 2014, partially offset by lower discretionary bonuses in 2015 compared to 2014. The majority of our incentive income is generally collected and the related bonus payments are paid out during the first quarter of the following year.
Investing Activities. Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was $13.8 million and $20.5 million, respectively. Investing cash flows in 2016 primarily related to the purchases and maturities of U.S. government obligations to manage excess liquidity. Investing cash flows in 2015 primarily related to leasehold improvements in our New York headquarters. Investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.
Financing Activities. Net cash used in financing activities for the three months ended March 31, 2016 and 2015 was $4.0 million and $96.2 million, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations. Contributions from noncontrolling interests, which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.
We paid dividends to our Class A Shareholders of $82.8 million and paid distributions to our executive managing directors on the Och-Ziff Operating Group A Units of $169.1 million for the three months ended March 31, 2015. We did not pay any dividends or distributions on our Class A Shares or Och-Ziff Operating Group A Units in the first quarter of 2016.
Contractual Obligations
Our contractual obligations have not changed materially since December 31, 2015, except that the notes and loans payable of consolidated CLOs are no longer on our balance sheet as a result of the deconsolidation of the majority of our funds upon the adoption of ASU 2015-02 on January 1, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements.
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
GAAP prioritizes the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of assets and liabilities and the specific characteristics of the assets and liabilities. Assets and liabilities with readily available, actively quoted prices (Level I) or for which fair value can be measured from actively quoted prices (Level II) generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value than those measured using pricing inputs that are unobservable in the market (Level III). See Note 5 to our consolidated financial statements included in this report for additional information regarding fair value measurements.
As of March 31, 2016, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 30% within Level II; and approximately 22% within Level III. As of December 31, 2015, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 27% within Level II; and approximately 25% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
We have established an internal control infrastructure over the valuation of financial instruments that includes ongoing oversight by our Financial Controls Group and Valuation Committee, as well as periodic audits by our Internal Audit Group. These management control functions are segregated from the trading and investing functions. See Note 5 to our consolidated financial statements included in this report for additional information regarding our valuation procedures and related oversight and controls.
As of March 31, 2016, the only assets carried at fair value in our consolidated balance sheet were U.S. government obligations held by us (Level I in the fair value hierarchy) and the investment holdings of the consolidated Och-Ziff funds. Some of the assets of the consolidated Och-Ziff funds are valued using sources other than observable market data, which are considered to be within Level III of the fair value hierarchy. However, a pro rata share of these fair value changes are absorbed by the investors of these funds (noncontrolling interests).
Impact of Fair Value Measurement on Our Results. A 10% change in the estimate of fair value of the investments held by our funds would generally have a 10% change in management fees in the period subsequent to the change in fair value, as management fees are charged based on the assets under management at the beginning of the period. For our real estate funds and certain other funds, there would be no impact as management fees are generally charged based on committed capital during the original investment period and invested capital thereafter. The impact of a 10% change in unrealized gains and losses of the investments held by our funds would generally have an immediate 10% impact on the amount of profit on which we earn our 20% incentive income if the change continues at the end of the commitment period, at which time incentive income is recognized, and assuming no hurdle rates and no high-water marks from any prior-year losses. For certain opportunistic credit, real estate and certain other funds, there would be no impact, as incentive income is recognized based on realized profits and when no longer subject to clawback.
For additional information regarding the impact that the fair value measurement of assets under management has on our results, please see “Part I—Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Variable Interest Entities
The determination of whether or not to consolidate a variable interest entity under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of the relationship of the holders of variable interests to each other, the design of the entity, the expected operations of the entity, which holder of variable interests within a related party group is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, such as redemptions by unaffiliated investors in any fund or modifications to fund organizational documents and investment management agreements, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Additionally, management continually reconsiders whether we should consolidate a variable interest entity.
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
Och-Ziff Corp generated taxable income of $33.5 million for the three months ended March 31, 2016, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.8 billion over the remaining 8-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available to us if a net operating loss is generated, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.8 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $42.0 billion as of April 1, 2016, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of March 31, 2016, we had $109.3 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2036, and $114.5 million of net operating losses available to offset future taxable income for state income tax purposes and $91.7 million for local income tax purposes that will expire between 2035 and 2036. Based on the analysis set forth above, as of March 31, 2016, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain federal and state income tax credits. Accordingly, a valuation allowance for $27.2 million has been established for these credits.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
Accounting Standards Updates (“ASU”) 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 significantly changed the consolidation analysis required under GAAP, and resulted in the deconsolidation of the majority of the previously consolidated Och-Ziff funds, including all of the CLOs. The deconsolidation of the majority of the previously consolidated funds resulted in a substantial decrease in assets of consolidated Och-Ziff funds, liabilities of consolidated Och-Ziff funds, redeemable noncontrolling interests, appropriated retained deficit and shareholders’ equity attributable to noncontrolling interests in our consolidated balance sheet. Additionally, the deconsolidation has caused a significant decrease in the amount of income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, and net gains (losses) of consolidated Och-Ziff funds in our consolidated statement of comprehensive (loss) income. Management fees and incentive income from the previously consolidated funds are also no longer eliminated in consolidation.
The net impact to our results is that incentive income from the previously consolidated funds will now be recognized when such amounts are no longer subject to clawback. Prior to deconsolidation, incentive income from these previously consolidated funds was recognized by allocating a portion of the net income of these funds to us rather than to the fund investors (noncontrolling interests) based on the contractual terms of the relevant fund agreements. This resulted in incentive income being recognized that was subject to clawback in the event of future losses in the respective funds.
The adoption of ASU 2015-02 did not have any effect on Economic Income. See Notes 2 and 3 to our consolidated financial statements included in this report for additional information.
None of the other changes to GAAP that went into effect during the three months ended March 31, 2016 are expected to have an impact on our future trends.
Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
The Financial Accounting Standards Board (the “FASB”) has issued various ASUs that could have an impact on our future trends. For additional details regarding these ASUs, including allowable methods of adoption (e.g., full retrospective or modified retrospective), see Note 2 to our consolidated financial statements included in this report. Below is a summary of ASUs that may have an impact on our future trends upon adoption.
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

ASU 2016-02, Leases.  ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. Upon adoption of the ASU, where we are the lessee, we will likely be required to recognize certain lease arrangements on our balance sheet for the first time, but will continue to recognize associated expenses on our statement of comprehensive income in a manner similar to existing accounting principles. The requirements of ASU 2016-02 are effective for us beginning in the first quarter of 2019. We are currently evaluating the impact that this update will have on our future trends.
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. The requirements of ASU 2016-09 are effective for us beginning in the first quarter of 2017 with early adoption permitted. We are currently evaluating the impact that this update will have on our future trends.
The other changes to GAAP that have been issued but that have not yet been adopted are not expected to have an impact on our future trends.
Economic Income Reconciliations
The tables below present the reconciliations of Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A.
Economic Income

	Three Months Ended March 31, 2016
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (loss) income allocated to Class A Shareholders—GAAP	$(71,722)	$2,366	$(69,356)
Net (loss) income allocated to the Och-Ziff Operating Group A Units	(88,019)	—	(88,019)
Equity-based compensation, net of RSUs settled in cash	17,968	574	18,542
Income taxes	18,539	—	18,539
Allocations to Och-Ziff Operating Group D Units	875	—	875
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	1,264	1,264
Changes in tax receivable agreement liability	(145)	—	(145)
Depreciation and amortization	3,215	187	3,402
Other adjustments	(650)	219	(431)
Economic Income—Non-GAAP	$(119,939)	$4,610	$(115,329)

	Three Months Ended March 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$4,462	$21,409	$25,871
Net income allocated to the Och-Ziff Operating Group A Units	80,932	—	80,932
Equity-based compensation, net of RSUs settled in cash	28,005	791	28,796
Income taxes	25,160	—	25,160
Adjustment for incentive income allocations from consolidated funds subject to clawback	2,240	(20,713)	(18,473)
Allocations to Och-Ziff Operating Group D Units	5,697	338	6,035
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	1,419	1,419
Reorganization expenses	4,017	—	4,017
Changes in tax receivable agreement liability	(25)	—	(25)
Depreciation and amortization	1,964	185	2,149
Other adjustments	211	(144)	67
Economic Income—Non-GAAP	$152,663	$3,285	$155,948
Economic Income Revenues

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$151,775	$5,135	$156,910	$161,168	$4,775	$165,943
Adjustment to management fees(1)	(12,531)	—	(12,531)	(2,100)	—	(2,100)
Management Fees—Economic Income Basis—Non-GAAP	139,244	5,135	144,379	159,068	4,775	163,843

Incentive income—GAAP	26,953	3,634	30,587	57,110	—	57,110
Adjustment to incentive income(2)	—	—	—	6,660	1,513	8,173
Incentive Income—Economic Income Basis—Non-GAAP	26,953	3,634	30,587	63,770	1,513	65,283
Other revenues	572	7	579	452	9	461
Total Revenues—Economic Income Basis—Non-GAAP	$166,769	$8,776	$175,545	$223,290	$6,297	$229,587
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.

Economic Income Expenses

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$49,726	$4,535	$54,261	$64,810	$5,108	$69,918
Adjustment to compensation and benefits(1)	(18,667)	(1,838)	(20,505)	(34,028)	(2,548)	(36,576)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$31,059	$2,697	$33,756	$30,782	$2,560	$33,342

Interest expense and general, administrative and other expenses—GAAP	$271,254	$1,656	$272,910	$54,439	$641	$55,080
Adjustment to interest expense and general, administrative and other expenses(2)	(15,603)	(187)	(15,790)	(14,586)	(189)	(14,775)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$255,651	$1,469	$257,120	$39,853	$452	$40,305
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

Other Economic Income Items

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$83	$166	$249	$117	$—	$117
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(83)	(166)	(249)	(117)	—	(117)
Net Gains on Joint Ventures—GAAP	$—	$—	$—	$—	$—	$—

Net (loss) income allocated to noncontrolling interests—GAAP	$(88,021)	$176	$(87,845)	$126,489	$6,864	$133,353
Adjustment to net (loss) income allocated to noncontrolling interests(2)	88,019	(176)	87,843	(126,497)	(6,864)	(133,361)
Net Loss Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(2)	$—	$(2)	$(8)	$—	$(8)
_______________

(1)	Adjustment to exclude net gains on investments in Och-Ziff funds, as management does not consider these gains to be reflective of operating performance.

(2)
Adjustment to exclude amounts allocated to our executive managing directors on their interests in the Och-Ziff Operating Group, as management reviews operating performance at the Och-Ziff Operating Group level. We conduct substantially all of our activities through the Och-Ziff Operating Group. Additionally, the impact of the consolidated Och-Ziff funds, including the allocation of earnings to investors in those funds, is also removed.

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
With regards to the consolidated Och-Ziff funds, the net effect of these fair value changes primarily impacts the net gains of consolidated Och-Ziff funds in our consolidated statements of comprehensive (loss) income; however, a large portion of these fair value changes are absorbed by the investors of these funds (noncontrolling interests). We may also be entitled to a portion of these earnings through our incentive income allocation as general partner of these funds.
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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of March 31, 2016 and December 31, 2015, would have resulted in a change of approximately $3.2 billion and $3.5 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of April 1, 2016 (the date management fees are calculated for the second quarter of 2016) would impact management fees charged on that day by approximately $10.2 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2016, would have impacted management fees charged on that day by approximately $11.4 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of March 31, 2016 and December 31, 2015, a

10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income allocated to Class A Shareholders or Economic Income.
Interest Rate Risk
Our Notes and Aircraft Loan are fixed-rate borrowings. Future borrowings (if any) under our Revolving Credit Facility will bear interest at rates indexed to LIBOR. There were no borrowings outstanding under our Revolving Credit Facility as of March 31, 2016; however, a borrowing of $120.0 million was made on April 29, 2016. We estimate that as of March 31, 2016 and December 31, 2015, a 10% increase or decrease in LIBOR would not have a material effect on our annual interest expense, net income allocated to Class A Shareholders or Economic Income.
Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly indexed to LIBOR, were to increase by 10% over LIBOR as of March 31, 2016 and December 31, 2015, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See Item “1A. Risk Factors” below and “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus in the United States could result in additional burdens on our business” and “Item 1A. Risk Factors—Risks Related to Our Business—Recent regulatory changes in jurisdictions outside the United States could adversely affect our business” in our Annual Report. See Note 15 to our consolidated financial statements included in this Form 10-Q for additional information.
Item 1A. Risk Factors
Please see “Item 1A. Risk Factors” in our Annual Report for a discussion of the risks material to our business. Additionally, the risk factor below has been updated as a result of recent developments.
Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues.
Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the New York Stock Exchange (the “NYSE”), we are subject to the rules and regulations of the NYSE. As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the United States Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). In the United Kingdom (“UK”), our UK sub-adviser is subject to regulation by the UK Financial Conduct Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong, the Securities and Exchange Board of India and the Dubai Financial Services Authority.
The regulatory bodies with jurisdiction over us have the authority to grant, and in specific circumstances to cancel, permissions to carry on our business and to conduct investigations and administrative proceedings. Such investigations and administrative proceedings can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Exchange Act or Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our funds’ exemption from compliance with the Investment Company Act of 1940, as amended (the “1940 Act”) could result in investigations, sanctions and reputational damage, which could adversely affect our business, financial condition or results of operations. Our funds are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation, anti-corruption, including the FCPA, and a broad number of technical trading requirements that implicate fundamental market regulation policies. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or to fail to gain new investors. Furthermore, the legal, technology and other costs associated with regulatory investigations could increase to such a level that they could have a material impact on our business, financial condition or results of operations.

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
As previously disclosed, since 2011, we have been investigated by the SEC and the DOJ concerning possible violations of the FCPA and other laws. While we are unable to predict the full scope, duration or outcome of the SEC and DOJ investigations, based on discussions with the SEC and DOJ, we believe that it is probable that the outcome would include the government pursuing civil and criminal sanctions. We recently have begun discussions with the SEC and DOJ concerning resolution of these matters. We accrued $200.0 million in connection with the disclosed investigations that we believe is the minimum amount of loss to be incurred. We believe it is probable that the amount will be in excess of $200.0 million, but we are unable to estimate an amount at this time. Any resolution could have a material adverse effect on our business, financial condition or results of operations.
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
We may also be adversely affected if additional legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. See “Item 1A. Risk Factors—Risks Related to Our Business—Increased regulatory focus in the United States could result in additional burdens on our business” and “—Recent regulatory changes in jurisdictions outside the United States could adversely affect our business” in our Annual Report for additional information. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with additional new laws or regulations could be difficult and expensive and affect the manner in which we conduct business, and we may be unable to correctly interpret and timely comply with any amended or expanded regulatory requirements, which could have adverse impacts on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On April 29, 2016, the Company borrowed $120.0 million pursuant to the Revolving Credit Facility. The Company intends to use these proceeds for general corporate purposes or payment of a settlement in connection with the SEC and DOJ investigation discussed in Note 15 to our consolidated financial statements included in this quarterly report.
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

Dated: May 3, 2016

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer and Executive Managing Director