Form 10-Q
period 2016-06-30
Och-Ziff Capital Management Group LLC
filed 2016-08-02
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of July 29, 2016, there were 181,455,692 Class A Shares and 297,317,019 Class B Shares outstanding.

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
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; the outcome of third-party litigation and government investigations involving us, including the resolution of the FCPA investigation by the SEC and the DOJ; conditions impacting the alternative asset management industry; our ability to retain existing fund investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our active executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	June 30, 2016	December 31, 2015

	(dollars in thousands)
Assets
Cash and cash equivalents	$368,161	$254,070
Income and fees receivable	24,419	93,846
Due from related parties	21,750	8,096
Deferred income tax assets	714,783	719,954
Other assets, net (includes assets measured at fair value of $29,973 and $18,501 as of June 30, 2016 and December 31, 2015, respectively)	208,272	192,975
Assets of consolidated Och-Ziff funds:
Investments, at fair value	28,727	9,071,933
Other assets of Och-Ziff funds	8,956	344,769
Total Assets	$1,375,068	$10,685,643

Liabilities and Shareholders' (Deficit) Equity
Liabilities
Due to related parties	$593,020	$593,390
Debt obligations	562,204	443,069
Compensation payable	17,203	176,602
Other liabilities	558,695	83,813
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	—	7,077,679
Securities sold under agreements to repurchase	—	190,751
Other liabilities of Och-Ziff funds	133	47,487
Total Liabilities	1,731,255	8,612,791

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interests (Note 4)	20,292	832,284

Shareholders' (Deficit) Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 181,449,985 and 181,026,455 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 297,317,019 and 297,317,400 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Paid-in capital	3,053,550	3,040,655
Appropriated retained deficit	—	(59,663)
Accumulated deficit	(3,584,340)	(3,396,822)
Shareholders' deficit attributable to Class A Shareholders	(530,790)	(415,830)
Shareholders' equity attributable to noncontrolling interests	154,311	1,656,398
Total Shareholders' (Deficit) Equity	(376,479)	1,240,568
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' (Deficit) Equity	$1,375,068	$10,685,643
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in thousands)
Revenues
Management fees	$143,399	$167,486	$300,309	$333,429
Incentive income	8,136	28,537	38,723	85,647
Other revenues	585	508	1,164	969
Income of consolidated Och-Ziff funds	438	124,868	804	234,205
Total Revenues	152,558	321,399	341,000	654,250

Expenses
Compensation and benefits	57,743	71,375	112,004	141,293
Reorganization expenses	—	4,017	—	8,034
Interest expense	5,937	5,405	11,323	10,650
General, administrative and other	272,501	12,013	540,025	61,848
Expenses of consolidated Och-Ziff funds	33	78,383	299	138,271
Total Expenses	336,214	171,193	663,651	360,096

Other Income (Loss)
Net gains on investments in Och-Ziff funds and joint ventures	250	72	499	189
Net gains (loss) of consolidated Och-Ziff funds	816	(3,399)	1,361	42,486
Total Other Income (Loss)	1,066	(3,327)	1,860	42,675

(Loss) Income Before Income Taxes	(182,590)	146,879	(320,791)	336,829
Income taxes	10,911	82,025	29,450	107,185
Consolidated and Comprehensive Net (Loss) Income	$(193,501)	$64,854	$(350,241)	$229,644

Allocation of Consolidated and Comprehensive Net (Loss) Income
Class A Shareholders	$(78,571)	$4,760	$(147,927)	$30,631
Noncontrolling interests	(115,592)	58,022	(203,437)	191,375
Redeemable noncontrolling interests	662	2,072	1,123	7,638
	$(193,501)	$64,854	$(350,241)	$229,644

(Loss) Earnings Per Class A Share
Basic	$(0.43)	$0.03	$(0.81)	$0.17
Diluted	$(0.44)	$0.03	$(0.81)	$0.17

Weighted-Average Class A Shares Outstanding
Basic	182,454,677	177,693,164	182,501,762	177,664,174
Diluted	479,771,696	182,095,697	182,501,762	181,126,383

Dividends Paid per Class A Share	$—	$0.22	$—	$0.69
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Deficit	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' (Deficit) Equity

			(dollars in thousands)
As of December 31, 2015	181,026,455	297,317,400	$3,040,655	$(59,663)	$(3,396,822)	$(415,830)	$1,656,398	$1,240,568
Deconsolidation of Och-Ziff funds on adoption of ASU 2015-02 (See Note 3)	—	—	—	59,663	(39,887)	19,776	(1,321,488)	(1,301,712)
Capital contributions	—	—	—	—	—	—	440	440
Capital distributions	—	—	—	—	—	—	(20)	(20)
Dividend equivalents on Class A restricted share units	—	—	(296)	—	296	—	—	—
Equity-based compensation	423,530	(381)	13,310	—	—	13,310	22,299	35,609
Impact of changes in Och-Ziff Operating Group ownership (See Note 4)	—	—	(119)	—	—	(119)	119	—
Comprehensive net loss, excluding amounts allocated to redeemable noncontrolling interests	—	—	—	—	(147,927)	(147,927)	(203,437)	(351,364)
As of June 30, 2016	181,449,985	297,317,019	$3,053,550	$—	$(3,584,340)	$(530,790)	$154,311	$(376,479)
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2016	2015

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(350,241)	$229,644
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Reorganization expenses	—	8,034
Amortization of equity-based compensation	38,013	59,043
Depreciation and amortization	6,982	5,149
Deferred income taxes	23,440	98,071
Operating cash flows due to changes in:
Income and fees receivable	78,143	399,122
Due from related parties	(11,758)	(3,321)
Other assets, net	5,697	21,166
Due to related parties	(370)	(48,401)
Compensation payable	(159,362)	(217,778)
Other liabilities	393,258	(4,489)
Consolidated Och-Ziff funds related items:
Net gains of consolidated Och-Ziff funds	(1,361)	(42,486)
Purchases of investments	(142,310)	(2,411,545)
Proceeds from sale of investments	138,775	2,155,014
Other assets of consolidated Och-Ziff funds	2,764	(18,464)
Securities sold under agreements to repurchase	—	(47,861)
Other liabilities of consolidated Och-Ziff funds	38	(12,633)
Net Cash Provided by Operating Activities	21,708	168,265

Cash Flows from Investing Activities
Purchases of fixed assets	(6,244)	(31,686)
Purchases of United States government obligations	(29,915)	—
Maturities of United States government obligations	18,500	—
Investment in Och-Ziff funds	(7,556)	(415)
Return of investment in Och-Ziff funds	952	167
Other, net	(17)	—
Net Cash Used in Investing Activities	(24,280)	(31,934)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Six Months Ended June 30,
	2016	2015

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	441	524,675
Distributions to noncontrolling and redeemable noncontrolling interests	(20)	(509,771)
Dividends on Class A Shares	—	(121,538)
Proceeds from debt obligations	120,000	3,606
Repayment of debt obligations	(1,818)	(1,302)
Withholding taxes paid on vested RSUs	(2,053)	(4,417)
Other, net	113	1,170
Net Cash Provided (Used) by Financing Activities	116,663	(107,577)
Net Change in Cash and Cash Equivalents	114,091	28,754
Cash and Cash Equivalents, Beginning of Period	254,070	250,603
Cash and Cash Equivalents, End of Period	$368,161	$279,357

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$9,959	$9,593
Income taxes	$7,618	$10,894
Non-cash transactions:
Assets related to the initial consolidation of CLOs	$—	$1,051,471
Liabilities related to the initial consolidation of CLOs	$—	$1,065,027
See Note 3 for non-cash impact of the deconsolidation of Och-Ziff funds upon the adoption of ASU 2015-02.
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

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
JUNE 30, 2016

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
JUNE 30, 2016

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
In the case of the Company’s CLOs and a certain joint venture that were classified as VIEs and did not qualify for the deferral under ASU 2010-10, the primary beneficiary was the party that had both (i) the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. The Company was identified as the primary beneficiary of the CLOs because it directed the investment activities of the CLOs and had the right to receive benefits from the CLOs that could potentially be significant as a result of its fee arrangements.
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
JUNE 30, 2016

benefits, an assessment as to which party within the related party group is more closely associated with the VIE and would therefore consolidate a VIE. This assessment would also be performed where power is shared within the related party group.
The types of funds that are VIEs and not consolidated are generally (i) master funds and intermediate fund vehicles for the Company’s multi-strategy funds, as well as credit, real estate and similar fund vehicles, as third party investors in these entities have not been granted substantive removal rights and (ii) CLOs, as they lack sufficient equity at risk to finance their expected activities without additional subordinated financial support from other parties. The Company does not consolidate VIEs where it does not have a controlling financial interest.
The types of funds that are VIEs consolidated by the Company are certain new funds that the Company has seeded and generally expects to deconsolidate when the fund has a certain level of additional third party capital.
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
None of the other changes to GAAP that went into effect in the six months ended June 30, 2016 has had a material effect on the Company’s consolidated financial statements.
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
JUNE 30, 2016

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
JUNE 30, 2016

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
JUNE 30, 2016

As discussed in Notes 2 and 3, the Company deconsolidated the majority of the previously consolidated Och-Ziff funds, including all of the CLOs. As a result, noncontrolling interests and redeemable noncontrolling interests related to fund investors presented in the tables below decreased substantially from the prior year.
The following table presents the components of the net (loss) income allocated to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in thousands)
Och-Ziff Operating Group A Units	$(115,632)	$50,802	$(203,651)	$131,734
Consolidated Och-Ziff funds	—	7,105	262	59,457
Other	40	115	(48)	184
	$(115,592)	$58,022	$(203,437)	$191,375
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	June 30, 2016	December 31, 2015

	(dollars in thousands)
Och-Ziff Operating Group A Units	$152,121	$429,312
Consolidated Och-Ziff funds	—	1,224,996
Other	2,190	2,090
	$154,311	$1,656,398
The following table presents the activity in redeemable noncontrolling interests as presented in the consolidated balance sheets:

Six Months Ended June 30,
2016

(dollars in thousands)
Beginning balance	$832,284
Deconsolidation of Och-Ziff funds on adoption of ASU 2015-02 (See Note 3)	(813,116)
Capital contributions	1
Comprehensive income	1,123
Ending Balance	$20,292
Och-Ziff Operating Group Ownership
The Company’s interest in the Och-Ziff Operating Group increased to 37.9% as of June 30, 2016, from 37.8% as of December 31, 2015. Changes in the Company’s interest in the Och-Ziff Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan, primarily related to the settlement of Class A restricted share units (“RSUs”); (iii) the forfeiture of Och-Ziff Operating Group A Units and related Class B Shares by a departing executive managing director; and (iv) the repurchase of Class A Shares and Och-Ziff Operating Group A Units. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and settlement of RSUs. These increases will be offset upon any conversion by an executive

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

managing director of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s assets and liabilities (excluding the assets and liabilities of the consolidated funds) measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2016 and December 31, 2015:

	Fair Value
	June 30, 2016	December 31, 2015	Fair Value Hierarchy

	(dollars in thousands)
United States government obligations	$29,973	$18,501	Level 1
Financial Assets, at Fair Value, Included Within Other Assets, Net	$29,973	$18,501
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
The following table summarizes the consolidated funds’ assets measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2016:

	As of June 30, 2016
	Level I	Level II	Level III	Total

	(dollars in thousands)
Bank debt	$—	$19,859	$8,868	$28,727
Total Investments, at Fair Value	$—	$19,859	$8,868	$28,727

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

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
JUNE 30, 2016

Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Amounts related to the initial consolidation of the Company’s CLOs or other funds are included within investment purchases.
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the three months ended June 30, 2016:

	March 31, 2016	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains of Consolidated Och-Ziff Funds	June 30, 2016

	(dollars in thousands)
Bank debt	$3,981	$489	$—	$27,612	$(23,408)	$—	$194	$8,868
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the three months ended June 30, 2015:

	March 31, 2015	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	June 30, 2015

	(dollars in thousands)
Bank debt	$1,916,114	$245,374	$(477,882)	$387,905	$(265,141)	$—	$(3,615)	$1,802,755
Real estate investments	687,560	—	—	79,266	(64,227)	—	34,879	737,478
Residential mortgage-backed securities	434,975	—	—	14,827	(31,109)	—	(4,362)	414,331
Collateralized debt obligations	150,963	—	—	3,105	(38,463)	—	3,557	119,162
Energy and natural resources limited partnerships	72,056	—	—	5,474	—	—	335	77,865
Commercial real estate debt	63,959	—	—	—	(3,156)	—	464	61,267
Corporate bonds	698	—	—	—	(522)	—	(162)	14
Asset-backed securities	22,545	—	—	1,532	(995)	—	177	23,259
Commercial mortgage-backed securities	2,996	—	—	—	(2,602)	—	285	679
Other investments (including derivatives, net)	2,120	—	—	—	(234)	(209)	328	2,005
	$3,353,986	$245,374	$(477,882)	$492,109	$(406,449)	$(209)	$31,886	$3,238,815

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the six months ended June 30, 2016:

	December 31, 2015	Transfers In	Transfers Out	Investment Purchases	Investment Sales (1)	Derivative Settlements	Net Gains of Consolidated Och-Ziff Funds	June 30, 2016

	(dollars in thousands)
Bank debt	$1,998,423	$460	$—	$47,227	$(2,037,742)	$—	$500	$8,868
Real estate investments	719,957	—	—	—	(719,957)	—	—	—
Residential mortgage-backed securities	323,571	—	—	—	(323,571)	—	—	—
Collateralized debt obligations	83,759	—	—	—	(83,759)	—	—	—
Energy and natural resources limited partnerships	70,604	—	—	—	(70,604)	—	—	—
Commercial real estate debt	18,295	—	—	—	(18,295)	—	—	—
Corporate bonds	—	—	—	—	—	—	—	—
Asset-backed securities	23,739	—	—	—	(23,739)	—	—	—
Commercial mortgage-backed securities	13,803	—	—	—	(13,803)	—	—	—
Other investments (including derivatives, net)	1,938	—	—	—	(1,938)	—	—	—
	$3,254,089	$460	$—	$47,227	$(3,293,408)	$—	$500	$8,868
_______________

(1)	Amounts related to the deconsolidation of the Company’s funds upon the adoption of ASU 2015-02 are included within investment sales.
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the six months ended June 30, 2015:

	December 31, 2014	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	June 30, 2015

	(dollars in thousands)
Bank debt	$2,224,032	$189,756	$(782,478)	$703,752	$(548,534)	$—	$16,227	$1,802,755
Real estate investments	645,916	—	—	138,514	(98,537)	—	51,585	737,478
Residential mortgage-backed securities	462,927	—	—	26,615	(72,377)	—	(2,834)	414,331
Collateralized debt obligations	173,746	—	—	7,425	(73,916)	—	11,907	119,162
Energy and natural resources limited partnerships	65,909	—	—	15,272	(3,467)	—	151	77,865
Commercial real estate debt	29,815	—	—	33,892	(3,164)	—	724	61,267
Corporate bonds	656	—	—	146	(521)	—	(267)	14
Asset-backed securities	21,368	—	—	3,822	(1,969)	—	38	23,259
Commercial mortgage-backed securities	3,287	—	—	—	(2,904)	—	296	679
Other investments (including derivatives, net)	2,144	—	—	—	(234)	(371)	466	2,005
	$3,629,800	$189,756	$(782,478)	$929,438	$(805,623)	$(371)	$78,293	$3,238,815

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

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
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in thousands)
Bank debt	$69	$(3,835)	$100	$11,453
Real estate investments	—	22,612	—	31,067
Residential mortgage-backed securities	—	(6,166)	—	(6,796)
Collateralized debt obligations	—	(1,125)	—	(1,028)
Energy and natural resources limited partnerships	—	335	—	151
Commercial real estate debt	—	657	—	907
Corporate bonds	—	(155)	—	(239)
Asset-backed securities	—	249	—	194
Commercial mortgage-backed securities	—	(290)	—	(303)
Other investments (including derivatives, net)	—	109	—	85
	$69	$12,391	$100	$35,491

The table below summarizes the changes in the notes and loans payable of consolidated CLOs for the three and six months ended June 30, 2015. As a result of the adoption of ASU 2015-02, the Company no longer consolidates any of its CLOs as of January 1, 2016. Accordingly, no tables are presented for the three and six months ended June 30, 2016.
For the three and six months ended June 30, 2015, the Company recorded net unrealized losses of $2.5 million and $38.5 million for notes and loans payable of consolidated CLOs still outstanding as of June 30, 2015. Amounts related to the initial consolidation of the Company’s CLOs are included within issuances in the table below.

	March 31, 2015	Issuances	Net Losses (Gains) of Consolidated Och-Ziff Funds	June 30, 2015

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$5,298,366	$511,166	$18,126	$5,827,658
Subordinated notes payable of consolidated CLOs	468,930	47,147	(15,654)	500,423
	$5,767,296	$558,313	$2,472	$6,328,081

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

	December 31, 2014	Issuances	Net Losses (Gains) of Consolidated Och-Ziff Funds	June 30, 2015

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$4,784,134	$975,543	$67,981	$5,827,658
Subordinated notes payable of consolidated CLOs	443,277	86,634	(29,488)	500,423
	$5,227,411	$1,062,177	$38,493	$6,328,081
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
JUNE 30, 2016

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
Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III
The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets held by the consolidated funds as of June 30, 2016.

Type of Investment or Liability	Fair Value at June 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Bank debt	$8,868	Independent pricing services	n/a
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
JUNE 30, 2016

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
JUNE 30, 2016

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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, mainly its Notes, as well as the Revolving Credit Facility and the Aircraft Loan (each as defined in Note 10), approximated their fair values as of June 30, 2016. The Notes are categorized as Level II within the fair value hierarchy, and the Revolving Credit Facility and the Aircraft Loan are categorized as Level III.
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
The table below presents the repurchase agreements that are set off, if any, as well as securities transferred to counterparties related to those repurchase agreements (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements. As a result of the adoption of ASU 2015-02, the Company no longer consolidates the majority of the previously consolidated Och-Ziff funds as of January 1, 2016. The deconsolidation resulted in no amounts being reportable as of June 30, 2016.

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
JUNE 30, 2016

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

	June 30, 2016	December 31, 2015
	Other Funds	CLOs	Other Funds

	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$28,727	$6,750,296	$1,199,633
Other assets of Och-Ziff funds	8,956	308,917	19,647
Total Assets	$37,683	$7,059,213	$1,219,280
Liabilities
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	$—	$7,077,679	$—
Securities sold under agreements to repurchase	—	—	3,583
Other liabilities of Och-Ziff funds	133	34,197	9,840
Total Liabilities	$133	$7,111,876	$13,423
The assets presented in the table above belong to the investors in those funds, are available for use only by the fund to which they belong, and are not available for use by the Company. The consolidated funds have no recourse to the general credit of the Company with respect to any liability.
The Company’s direct involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services and, in certain cases, insignificant equity investments in the VIEs. The maximum

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses. The Company has commitments to fund certain funds that are VIEs as discussed in Note 15. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated.
The table below presents the net assets of VIEs in which the Company has variable interests as of June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest(1)	$2,986,826	$32,878,450

Variable interest in assets and liabilities related to unconsolidated VIEs:
Unearned revenues	88,226	314
Income and fees receivable	3,291	66,215
Investments in Och-Ziff funds	13,571	4,924
Maximum Exposure to Loss	$105,088	$71,453
_______________

(1)
The significant decline in the net assets period over period was due to the adoption of ASU 2015-02 on January 1, 2016. Prior to adoption of ASU 2015-02, management fees and incentive income were considered to be direct variable interests in the Company’s funds. Subsequent to the adoption of ASU 2015-02, these fees were no longer considered to be variable interests when they were deemed customary and commensurate with the services being performed, and therefore only entities in which the Company holds other direct variable interests are included in the disclosure.

8. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2016	December 31, 2015

	(dollars in thousands)
Fixed Assets:
Corporate aircraft	$86,050	$85,840
Leasehold improvements	52,451	51,814
Computer hardware and software	37,955	33,485
Furniture, fixtures and equipment	8,818	8,765
Accumulated depreciation and amortization	(67,194)	(60,899)
Fixed assets, net	118,080	119,005
United States government obligations, at fair value	29,973	18,501
Goodwill	22,691	22,691
Investments in Och-Ziff funds	15,651	6,019
Prepaid expenses	15,647	21,472
Other	6,230	5,287
Total Other Assets, Net	$208,272	$192,975

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

9. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2016	December 31, 2015

	(dollars in thousands)
FCPA investigation reserve (See Note 15)	$414,285	$—
Unearned revenues (1)	88,268	314
Accrued expenses	29,673	54,692
Deferred rent credit	15,383	17,436
Other	11,086	11,371
Total Other Liabilities	$558,695	$83,813
_______________

(1)
The significant increase in unearned revenues was the result of the deconsolidation of the majority of the Company’s funds upon the adoption of ASU 2015-02 on January 1, 2016. Prior to the deconsolidation, incentive income from the consolidated funds was eliminated in consolidation.

10. DEBT OBLIGATIONS
As of June 30, 2016, the Company’s outstanding indebtedness was primarily comprised of Senior Notes (the “Notes”), borrowings under a revolving credit facility (the “Revolving Credit Facility”) and a secured term loan to finance the purchase of a new corporate aircraft (the “Aircraft Loan”).
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
Revolving Credit Facility
On November 20, 2014, the Company entered into a $150.0 million, 5-year unsecured Revolving Credit Facility, which was subsequently amended on December 29, 2015, the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. The Company is able to increase the maximum amount of

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

credit available under the facility to $225.0 million if certain conditions are satisfied. On April 29, 2016, the Company borrowed $120.0 million pursuant to the Revolving Credit Facility. As of June 30, 2016, the Company had $120.0 million of outstanding borrowings under the facility.
The Company is subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus 0% to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management’s credit rating throughout the term of the facility. The interest rate on the drawn portion of the commitment as of June 30, 2016 was LIBOR plus 1.50%.
The Revolving Credit Facility includes two financial maintenance covenants. The first covenant prohibits total fee-paying assets under management as of the last day of any fiscal quarter to be less than $22.0 billion for two successive quarters. The second covenant prohibits the economic income leverage ratio (as defined in the Revolving Credit Facility) as of the last day of any fiscal quarter from exceeding 4.0 to 1.0. The Revolving Credit Facility allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility.
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
Aircraft Loan
On February 14, 2014, the Company entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to the Company in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of June 30, 2016, $48.5 million was outstanding under the Aircraft Loan.
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
JUNE 30, 2016

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
The Company elected to carry these notes and loans payable at fair value in its consolidated balance sheet to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLOs prior to deconsolidation. The Company recorded net losses of $2.5 million and $38.5 million for the three and six months ended June 30, 2015. These net losses are included within net gains (losses) of consolidated Och-Ziff funds in the statements of comprehensive income. The majority of these changes relate to changes in instrument specific credit risk, as the majority of these are floating-rate instruments.
The table below presents information related to the CLO notes and loans outstanding as of December 31, 2015. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior secured notes and loans. As a result of the adoption of ASU 2015-02 referenced above, there were no notes or loans payable of consolidated CLOs as of June 30, 2016.

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
11. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in thousands)
Professional services	$19,820	$20,771	$43,195	$28,258
Recurring placement and related service fees	10,023	12,227	22,554	24,874
Information processing and communications	8,325	7,202	18,674	14,117
Occupancy and equipment	9,163	8,543	18,491	16,919
Business development	3,789	4,127	8,458	7,316
Insurance	4,027	4,209	8,031	8,373
Other expenses	3,095	3,335	6,508	10,417
	58,242	60,414	125,911	110,274
FCPA investigation reserve (See Note 15)	214,285	—	414,285	—
Changes in tax receivable agreement liability	(26)	(48,401)	(171)	(48,426)
Total General, Administrative and Other	$272,501	$12,013	$540,025	$61,848

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

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
The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of -6.0% and 55.8% for the three months ended June 30, 2016 and 2015, respectively. The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of -9.2% and 31.8% for the six months ended June 30, 2016 and 2015, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the Company’s consolidated net income is not subject to federal, state and local corporate income taxes in the United States, as these amounts are allocated to the executive managing directors on their Och-Ziff Operating Group A Units or to fund investors in the Company’s consolidated funds (each of which is included within noncontrolling interests); (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the accrual for the Foreign Corrupt Practices Act (the “FCPA”) investigation reserve described in Note 15 was treated as a non-deductible expense when determining income tax expense.
In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets.
As of June 30, 2016 and December 31, 2015, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the three and six months ended June 30, 2016, the Company did not accrue interest or penalties related to uncertain tax positions. As of June 30, 2016, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.3 million as of June 30, 2016.
13. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended June 30, 2016, and 2015, the Company included 1,062,801 RSUs and 1,160,179 RSUs, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted (loss) earnings per Class A Share. For the six months ended June 30, 2016, and 2015 the Company included 1,213,680 RSUs and 1,346,295 RSUs, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

The following tables present the computation of basic and diluted (loss) earnings per Class A Share:

Three Months Ended June 30, 2016	Net Loss Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(78,571)	182,454,677	$(0.43)
Effect of dilutive securities:
Och-Ziff Operating Group A Units	(130,904)	297,317,019		—
RSUs	—	—		14,676,979
Diluted	$(209,475)	479,771,696	$(0.44)

Three Months Ended June 30, 2015	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$4,760	177,693,164	$0.03
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,874,006
RSUs	—	4,402,533		—
Diluted	$4,760	182,095,697	$0.03

Six Months Ended June 30, 2016	Net Loss Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(147,927)	182,501,762	$(0.81)
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		297,317,172
RSUs	—	—		13,901,270
Diluted	$(147,927)	182,501,762	$(0.81)

Six Months Ended June 30, 2015	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$30,631	177,664,174	$0.17
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,877,014
RSUs	—	3,462,209		—
Diluted	$30,631	181,126,383	$0.17

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

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
The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$4,492	$4,987	$9,259	$10,020
Incentive income	$1,080	$255	$2,000	$1,709
Fees waived on investments held by related parties:
Management fees	$4,395	$4,308	$8,719	$8,390
Incentive income	$185	$349	$749	$584
Corporate Aircraft
The Company’s corporate aircraft are used primarily for business purposes. From time to time, certain executive managing directors use the aircraft for personal use. For the three months ended June 30, 2016 and 2015, the Company charged $274 thousand and $212 thousand, respectively, for personal use of the aircraft by certain executive managing directors. For the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

six months ended June 30, 2016, and 2015, the Company charged $595 thousand and $568 thousand, respectively, for personal use of the aircraft by certain executive managing directors.
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Och-Ziff Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of June 30, 2016, the estimated future payment under the tax receivable agreement was $591.6 million, which is recorded in due to related parties on the consolidated balance sheets.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

As previously disclosed, since 2011, the Company has been investigated by the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) concerning possible violations of the FCPA and other laws. While the Company is unable to predict the full scope, duration or outcome of the SEC and DOJ investigations, based on discussions with the SEC and DOJ it believes that the government will pursue civil and criminal sanctions. The Company is in discussions with the SEC and DOJ concerning resolution of these matters. The Company accrued $200.0 million in the first quarter of 2016 in connection with the disclosed investigations and recorded an additional charge of $214.3 million in connection with the disclosed investigations for the second quarter of 2016. The probable estimated loss, which totals $414.3 million, may be subject to change based on the terms of any final settlement with the SEC and DOJ relating to those matters. Any resolution could have a material adverse effect on the Company’s business, financial condition or results of operations.
On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserts claims on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014, and asserts claims under the Securities Exchange Act of 1934. Daniel Och, Joel Frank and Michael Cohen are also named defendants. The amended complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters under investigation by the SEC and the DOJ. On March 16, 2015, the Company and Messrs. Och and Frank moved to dismiss the amended complaint. On February 17, 2016, the court entered an order granting the motion to dismiss in part and denying it in part, and dismissed Mr. Cohen from the action. On March 2, 2016, the Company and Messrs. Och and Frank filed a motion for reconsideration requesting that the court reconsider its ruling insofar as it denied the motion to dismiss and further requesting that the court dismiss the amended complaint in its entirety. The motion for reconsideration was denied on May 6, 2016. On March 23, 2016, the Company and Messrs. Och and Frank filed their answer to the amended complaint.
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
The Company has unfunded capital commitments of $24.5 million to certain funds it manages. It expects to fund these commitments over the next five years. In addition, certain of the Company’s executive managing directors, collectively, have capital commitments to funds managed by the Company of up to $39.9 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

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
Economic Income is a measure of pre-tax operating performance that excludes the following from the Company’s results on a GAAP basis:

•
Income allocations to the Company’s executive managing directors on their direct interests in the Och-Ziff Operating Group. Management reviews operating performance at the Och-Ziff Operating Group level, where the Company’s operations are performed, prior to making any income allocations.

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
JUNE 30, 2016

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
Och-Ziff Funds Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$135,672	$191,977	$302,441	$415,267
Economic Income	$(162,586)	$110,511	$(282,525)	$263,174
Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in thousands)
Total consolidated revenues	$152,558	$321,399	$341,000	$654,250
Adjustment to management fees(1)	(10,023)	(477)	(22,554)	(2,577)
Adjustment to incentive income(2)	—	3,000	—	11,173
Other Operations revenues	(6,425)	(7,077)	(15,201)	(13,374)
Income of consolidated Och-Ziff funds	(438)	(124,868)	(804)	(234,205)
Economic Income Revenues - Och-Ziff Funds Segment	$135,672	$191,977	$302,441	$415,267
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2016

Reconciliation of Och-Ziff Funds Economic Income to Net (Loss) Income Allocated to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in thousands)
Net (loss) income allocated to Class A Shareholders—GAAP	$(78,571)	$4,760	$(147,927)	$30,631
Net (loss) income allocated to the Och-Ziff Operating Group A Units	(115,632)	50,802	(203,651)	131,734
Equity-based compensation, net of RSUs settled in cash	19,471	30,247	38,013	59,043
Income taxes	10,911	82,025	29,450	107,185
Adjustment for incentive income allocations from consolidated funds subject to clawback	—	(18,805)	—	(37,278)
Allocations to Och-Ziff Operating Group D Units	1,025	5,414	1,900	11,449
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,425	2,175	2,689	3,594
Reorganization expenses	—	4,017	—	8,034
Changes in tax receivable agreement liability	(26)	(48,401)	(171)	(48,426)
Depreciation and amortization	3,580	3,000	6,982	5,149
Other adjustments	(942)	43	(1,373)	110
Other Operations	(3,827)	(4,766)	(8,437)	(8,051)
Economic Income - Och-Ziff Funds Segment	$(162,586)	$110,511	$(282,525)	$263,174
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
Overview
Recent Developments
Certain of our executive managing directors are in discussions with a Special Committee of our Board of Directors regarding a potential financing transaction of up to $500.0 million of perpetual preferred units, the proceeds of which would be used to fund payments in connection with our ongoing FCPA investigation and for general corporate purposes. The dividend rate on the units is expected to be 0% initially for three years, after which it is expected to increase over time and upon the occurrence of certain events to be agreed. The units would not be convertible into Class A Shares. See “—Liquidity and Capital Resources—Potential Financing Transaction of New Preferred Units” for additional information.
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
Overview of Our Financial Results
For the second quarter of 2016, we reported GAAP net loss allocated to Class A Shareholders of $78.6 million, compared to net income of $4.8 million for the second quarter of 2015, and net loss of $147.9 million for the first half of 2016, compared to net income of $30.6 million for the first half of 2015. The decrease for both quarter to date and year to date periods was primarily driven by the $414.3 million FCPA investigation reserve accrual taken in the first half of 2016, $214.3 million of which was recorded in the second quarter of 2016. Please see Note 15 to our consolidated financial statements included in this report for additional information related to the accrual. In addition, lower incentive income and management fees and higher non-compensation expenses, partially offset by lower income taxes and lower compensation and benefits, also contributed to the year-over-year decrease.
For the second quarter of 2016, we reported net loss on an Economic Income basis for the Company of $158.8 million, compared to net income of $115.3 million for the second quarter of 2015, and net loss on an Economic Income basis of $274.1 million for the first half of 2016, compared to net income of $271.2 million for the first half of 2015. The decrease for both quarter to date and year to date periods was primarily driven by the $414.3 million FCPA investigation reserve accrual taken in the first half of 2016, $214.3 million of which was recorded in the second quarter of 2016. In addition, lower incentive income and management fees, as well as higher operating expenses also contributed to year over year decrease. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $42.0 billion as of June 30, 2016. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $16.5 billion, or 39%, of our total assets under management as of June 30, 2016. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $15.9 billion, comprising 38% of assets under management as of June 30, 2016.
Assets under management in our multi-strategy products totaled $26.1 billion as of June 30, 2016. OZ Master Fund, our largest multi-strategy fund, generated a gross return of -1.2% and a net return of -2.1% year-to-date through June 30, 2016. On a gross basis, U.S. long/short equity special situations was the largest contributor to the performance-related depreciation, partially offset by positive performance in merger arbitrage, credit-related strategies and convertible and derivative arbitrage. Assets under management for the fund were $21.4 billion as of June 30, 2016. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the OZ Master Fund.
Assets under management in our dedicated credit products totaled $12.4 billion as of June 30, 2016. Assets under management in our opportunistic credit funds were $5.2 billion as of June 30, 2016. OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 5.1% and a net return of 4.4% year-to-date through June 30, 2016. On a gross basis, performance was driven by the fund’s U.S. portfolio. Assets under management for the fund were $1.6 billion as of June 30, 2016. Assets under management in Institutional Credit Strategies, our asset management platform that invests in performing credits, were $7.2 billion as of June 30, 2016.

Assets under management in our real estate funds totaled $2.2 billion as of June 30, 2016. Since inception, Och-Ziff Real Estate Fund II, which finished its investment period in 2014, has generated a net internal rate of return (“IRR”) of 21.9% through June 30, 2016 and a gross multiple of invested capital (“MOIC”) of 1.8x.
Market Environment
Our ability to successfully generate consistent, positive, absolute returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each strategy may be materially affected by conditions in the global markets.
Financial markets experienced a number of important macroeconomic events over the course of the second quarter of 2016. The U.K. referendum on E.U. membership was the dominant event of the second quarter, as the market’s unease leading up to the referendum on June 23rd and the uncertainty that followed, which is likely to persist for an extended period of time. Financial assets have experienced divergent performance since the result of the U.K. referendum, indicative of the market’s struggle to digest the economic and political ramifications of the U.K.’s exit from the E.U.
The volatile price action experienced by the financial markets during the first quarter of 2016 subsided at the beginning of the second quarter. In general, financial markets rose during the second quarter, with the MSCI World Index generating positive performance, however, there was meaningful divergence in regional performance. In the U.S., the S&P 500 finished the second quarter with positive performance, while major indices in Europe, Japan and China all posted losses.
In the U.S., performance during the second quarter was largely driven by macroeconomic factors. Commodity prices rallied sharply at the beginning of the quarter, driving a strong recovery in both the Energy and Materials sectors. The Financials sector also rose at the beginning of the second quarter on increased expectations of a rate hike by the U.S. Federal Reserve. Performance in the Financials sector quickly reversed in June as expectations for a rate hike in 2016 faded meaningfully after the result of the U.K. referendum.
In Europe, financial markets rallied in April and May, but then declined sharply in June as a result of the U.K. referendum. In the U.K., however, financial markets rallied soon after the U.K. referendum.
In Asia, markets delivered mixed results during the second quarter of 2016. In China, economic data softened during the second quarter. However, currency outflows appear to have moderated, even as the Chinese yuan weakened further against the U.S. dollar. In Japan, the yen strengthened sharply during the second quarter of 2016, as geopolitical risks rose and the Bank of Japan disappointed investors by providing no additional monetary stimulus.
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
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific events that occur at the Company, we could experience increased redemptions and a consequent reduction in our assets under management. Recently, our assets under management have declined and we believe this trend will likely continue to some extent for some period of time following the resolution of the previously disclosed FCPA investigation.
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. However, in January 2015, we began to waive management fees and incentive income on new investments by our executive managing directors and certain other related parties. As of June 30, 2016, approximately 6% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 50% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended June 30, 2016
	March 31, 2016	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2016

	(dollars in thousands)
Multi-strategy funds	$27,511,130	$(1,706,955)	$—	$290,219	$26,094,394
Credit
Opportunistic credit funds	5,178,528	16,964	(147,400)	144,664	5,192,756
Institutional Credit Strategies	7,242,804	8,797	—	(6,093)	7,245,508
Real estate funds	2,067,870	155,956	(7,072)	(2,933)	2,213,821
Other	1,211,726	21,924	—	309	1,233,959
Total	$43,212,058	$(1,503,314)	$(154,472)	$426,166	$41,980,438

	Three Months Ended June 30, 2015
	March 31, 2015	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2015

	(dollars in thousands)
Multi-strategy funds	$33,872,642	$(1,139,366)	$—	$257,182	$32,990,458
Credit
Opportunistic credit funds	5,191,989	18,201	(174,260)	48,681	5,084,611
Institutional Credit Strategies	5,857,399	707,095	—	3,486	6,567,980
Real estate funds	2,058,366	9,488	(68,649)	4,347	2,003,552
Other	1,329,831	(22,800)	—	16,282	1,323,313
Total	$48,310,227	$(427,382)	$(242,909)	$329,978	$47,969,914

	Six Months Ended June 30, 2016
	December 31, 2015	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2016

	(dollars in thousands)
Multi-strategy funds	$29,510,248	$(2,761,207)	$—	$(654,647)	$26,094,394
Credit
Opportunistic credit funds	5,383,629	(43,352)	(288,400)	140,879	5,192,756
Institutional Credit Strategies	7,241,680	14,176	—	(10,348)	7,245,508
Real estate funds	2,048,559	230,995	(61,365)	(4,368)	2,213,821
Other	1,310,745	(21,448)	—	(55,338)	1,233,959
Total	$45,494,861	$(2,580,836)	$(349,765)	$(583,822)	$41,980,438

	Six Months Ended June 30, 2015
	December 31, 2014	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2015

	(dollars in thousands)
Multi-strategy funds	$34,100,390	$(2,600,685)	$—	$1,490,753	$32,990,458
Credit
Opportunistic credit funds	5,098,600	416,454	(537,190)	106,747	5,084,611
Institutional Credit Strategies	5,166,734	1,395,147	—	6,099	6,567,980
Real estate funds	2,022,399	64,001	(82,941)	93	2,003,552
Other	1,146,292	91,132	(1)	85,890	1,323,313
Total	$47,534,415	$(633,951)	$(620,132)	$1,689,582	$47,969,914
In the six months ended June 30, 2016, our funds experienced performance-related depreciation of $583.8 million and net outflows of $2.6 billion, which was comprised of $681.8 million of gross inflows and $3.3 billion of gross outflows due to redemptions. We also had $349.8 million in distributions to investors in our closed-end opportunistic credit and real estate funds. Excluding CLOs, pensions and fund-of-funds were the largest sources of our gross inflows, while private banks, pensions and fund-of-funds were our largest sources of gross outflows during the first half of 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in thousands)
Weighted-average assets under management	$41,772,672	$47,248,867	$43,079,692	$46,846,825
Average management fee rate	1.28%	1.42%	1.30%	1.42%
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
Across the hedge fund industry, management fees are experiencing downward pressure. We are also subject to this pressure and believe it is likely to result in decreased management fees in future periods.

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

	Assets Under Management as of June 30,		Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2016
			2016		2015
	2016	2015	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
OZ Master Fund(1)	$21,448,827	$27,046,091	-1.2%	-2.1%	6.1%	4.1%	16.9%	(1)	11.8%	(1)
OZ Asia Master Fund	1,102,792	1,272,444	-2.9%	-3.8%	15.7%	12.0%	9.4%		5.4%
OZ Europe Master Fund	845,900	918,757	-0.9%	-1.7%	7.3%	5.2%	11.6%		7.6%
OZ Enhanced Master Fund	1,003,949	1,262,828	-3.3%	-4.2%	9.8%	7.0%	9.2%		5.3%
Och-Ziff European Multi-Strategy UCITS Fund	172,092	302,105	-4.7%	-5.7%	8.0%	5.9%	4.3%		1.5%
Other funds	1,520,834	2,188,233	n/m	n/m	n/m	n/m	n/m		n/m
	$26,094,394	$32,990,458
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Och-Ziff Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the OZ Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in OZ Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of June 30, 2016, the gross and net annualized returns since the OZ Master Fund’s inception on January 1, 1998 were 12.9% and 8.7%, respectively.

The $6.9 billion, or 21%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $4.9 billion, primarily from the OZ Master Fund. Also contributing to the decrease was $2.0 billion of performance-related depreciation.
For the first half of 2016, the OZ Master Fund generated a gross return of -1.2% and a net return of -2.1%. On a gross basis, U.S. long/short equity special situations was the largest contributor to the performance-related depreciation, partially offset by positive performance in merger arbitrage, credit-related strategies and convertible and derivative arbitrage. For the first half of 2015, the OZ Master Fund generated a gross return of 6.1% and net return of 4.1%, driven by its long/short equity special situations strategy globally.
Credit

	Assets Under Management as of June 30,
	2016	2015

	(dollars in thousands)
Opportunistic credit funds	$5,192,756	$5,084,611
Institutional Credit Strategies	7,245,508	6,567,980
	$12,438,264	$11,652,591
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.50% to 1.75% of the net asset value of these funds. See “—Understanding Our Results—Incentive Income” for additional information, including the recognition of incentive income for funds that we consolidate.
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

	Assets Under Management as of June 30,		Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2016
	2016	2015	2016		2015
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
OZ Credit Opportunities Master Fund	$1,621,130	$1,573,470	5.1%	4.4%	1.5%	1.1%	16.0%	11.6%
Customized Credit Focused Platform	2,519,090	1,814,973	5.6%	4.2%	3.7%	2.7%	18.5%	14.0%
Closed-end opportunistic credit funds	625,634	1,130,221	See below for return information on our closed-end opportunistic credit funds.
Other funds	426,902	565,947	n/m	n/m	n/m	n/m	n/m	n/m
	$5,192,756	$5,084,611
_______________
n/m not meaningful
The $108.1 million year-over-year increase in our opportunistic credit funds was due to capital net inflows of $661.3 million, partially offset by distributions and other reductions of $478.4 million in our closed-end opportunistic credit funds and $74.8 million of performance-related depreciation. The capital net inflows were driven primarily by capital net inflows of $690.5 million into the Customized Credit Focused Platform. For the first half of 2016, the OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 5.1% and a net return of 4.4%. On a gross basis, performance was driven by the fund’s U.S. portfolio.
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

	Assets Under Management as of June 30,		Inception to Date as of June 30, 2016
					IRR
	2016	2015	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
OZ European Credit Opportunities Fund (2012-2015)(5)	$151,043	$312,700	$459,600	$305,487	16.6%	12.5%	1.5 x
OZ Structured Products Domestic Fund II (2011-2014)(5)	207,405	349,142	326,850	326,850	18.2%	13.9%	1.8 x
OZ Structured Products Offshore Fund II (2011-2014)(5)	212,937	301,982	304,531	304,531	14.8%	11.0%	1.6 x
OZ Structured Products Offshore Fund I (2010-2013)(5)	16,497	25,089	155,098	155,098	23.9%	19.1%	2.1 x
OZ Structured Products Domestic Fund I (2010-2013)(5)	10,504	15,425	99,986	99,986	22.8%	18.2%	2.0 x
Other funds	27,248	125,883	298,250	268,250	n/m	n/m	n/m
	$625,634	$1,130,221	$1,644,315	$1,460,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of June 30, 2016, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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

			Assets Under Management as of June 30,
	Closing Date	Initial Deal Size	2016	2015

		(dollars in thousands)
CLOs:
OZLM I	July 19, 2012	$510,700	$497,636	$505,682
OZLM II	November 1, 2012	560,100	513,276	518,066
OZLM III	February 20, 2013	653,250	612,123	614,041
OZLM IV	June 27, 2013	600,000	541,114	543,525
OZLM V	December 17, 2013	501,250	468,683	471,074
OZLM VI	April 16, 2014	621,250	597,488	593,269
OZLM VII	June 26, 2014	824,750	796,223	796,434
OZLM VIII	September 9, 2014	622,250	596,574	596,239
OZLM IX	December 22, 2014	510,208	495,016	495,667
OZLM XI	March 12, 2015	510,500	491,377	490,977
OZLM XII	May 28, 2015	565,650	547,916	546,435
OZLM XIII	August 6, 2015	511,600	496,217	—
OZLM XIV	December 21, 2015	507,420	495,798	—
		7,498,928	7,149,441	6,171,409
Other funds	n/a	n/a	96,067	396,571
		$7,498,928	$7,245,508	$6,567,980
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
The year-over-year increase in assets under management was driven primarily by the launch of two additional CLOs.
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

	Assets Under Management as of June 30,
	2016	2015

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$32,005	$39,368
Och-Ziff Real Estate Fund II	345,174	393,876
Och-Ziff Real Estate Fund III	1,451,538	1,445,391
Och-Ziff Real Estate Credit Fund I	280,925	34,414
Other funds	104,179	90,503
	$2,213,821	$2,003,552

	Inception to Date as of June 30, 2016
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$385,228	$794,334	25.2%	15.7%	2.1x	$359,360	$786,167	28.1%	2.2x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	735,700	1,306,483	34.0%	21.9%	1.8x	552,240	1,085,390	39.5%	2.0x
Och-Ziff Real Estate Fund III(8) (2014-2019)	1,500,000	330,189	380,382	n/m	n/m	n/m	—	—	n/m	n/m
Och-Ziff Real Estate Credit Fund I(8) (2015-2019)	323,225	22,419	26,483	n/m	n/m	n/m	22,419	26,483	n/m	n/m
Other funds	216,172	65,920	96,835	n/m	n/m	n/m	—	—	n/m	n/m
	$3,286,986	$1,539,456	$2,604,517				$934,019	$1,898,040

	Unrealized Investments as of June 30, 2016
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$25,868	$8,167	0.3x
Och-Ziff Real Estate Fund II (2011-2014)(7)	183,460	221,093	1.2x
Och-Ziff Real Estate Fund III (2014-2019)(8)	330,189	380,382	n/m
Och-Ziff Real Estate Credit Fund I (2015-2019)(8)	—	—	n/m
Other funds	65,920	96,835	n/m
	$605,437	$706,477
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of June 30, 2016. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of June 30, 2016.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of June 30, 2016, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
The $210.3 million year-over-year increase in assets under management in our real estate funds was driven primarily by additional commitments to Och-Ziff Real Estate Credit Fund I, partially offset by distributions primarily related to Och-Ziff Real Estate Fund II.
Other
Our other assets under management are comprised of funds that are generally strategy-specific, including our equity, Africa and energy funds. Management fees for these funds range from 0.75% to 2.25% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. Incentive income for our equity funds is generally 20% of realized and unrealized annual profits attributable to each investor. Incentive income related to the Africa and energy funds is generally 20% of cumulative realized profits attributable to each investor, and is subject to hurdle rates (generally 8%). Incentive income for the Africa and energy funds is generally not recognized as revenue until at or near the end of the life of the fund when it is no longer subject to clawback. See “—Understanding Our Results—Incentive Income” for additional information.
Longer-Term Assets Under Management
As of June 30, 2016, approximately 39% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the gross amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues, as we recognize incentive income at the end of the commitment period when amounts are no longer subject to clawback. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	June 30, 2016
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$2,673,158	$9,154
Credit
Opportunistic credit funds	4,125,164	116,090
Institutional Credit Strategies	7,204,357	—
Real estate funds	2,213,821	123,935
Other	309,640	—
	$16,526,140	$249,179
We recognize incentive income on our longer-term assets under management in our multi-strategy funds and open-end opportunistic credit funds at the end of their respective commitment periods, which are generally three to five years. We expect the commitment period with respect to approximately 6% and 12% of the longer-term assets under management in our multi-strategy funds to mature during the third quarter of 2016 and the remainder of 2016, respectively. We do not expect the commitment period for a significant amount of longer-term assets under management in our open-end opportunistic credit funds to expire during the third quarter of 2016; however, we expect the commitment period with respect to approximately 10% of the longer-term assets under management to mature during the remainder of 2016. Incentive income related to assets under management in our closed-end opportunistic credit funds and our real estate funds is generally recognized at or near the end of the life of each fund. These funds generally begin to make distributions after the conclusion of their respective investment period, as presented in the tables above. However, these investment periods may generally be extended for an additional one to two years.
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. Our average management fee rate for the second quarter of 2016 was approximately 1.28%. This average rate takes into account the effect of non-fee paying assets under management, as well as our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes.
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
In addition to assets under management subject to one-year commitment periods, approximately $16.5 billion, or 39%, of our assets under management as of June 30, 2016 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and certain other multi-strategy funds, as well as assets in our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs within Institutional Credit Strategies, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.
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
In August 2012, we adopted the Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan (the “PIP”), under which certain of our executive managing directors at the time of the IPO may be eligible to receive discretionary cash awards and discretionary grants of Och-Ziff Operating Group D Units over a five-year period that commenced in 2013. Each year, an aggregate of up to 2,770,749 Och-Ziff Operating Group D Units may be granted under the PIP to the participating executive managing directors. Aggregate discretionary cash awards for each year under the PIP will be capped at 10% of our incentive income earned during such year, up to a maximum of $39.6 million. In addition to awards under the PIP, we may also issue additional performance-related Och-Ziff Operating Group D Units or make discretionary performance cash payments to our executive managing directors.
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
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding under the 4.50% Senior Notes issued in November 2014 (the “Notes”). We also have indebtedness outstanding under a secured multiple draw term loan agreement entered into in February 2014 to finance installment payments made toward the purchase of a new corporate aircraft that was delivered to us in February 2015 (the “Aircraft Loan”). Interest expense related to the Aircraft Loan was capitalized and, therefore, not included in interest expense prior to aircraft delivery. Following aircraft delivery in 2015, interest on the Aircraft Loan is fixed at 3.22% per annum. In April 2016, we borrowed $120.0 million pursuant to our revolving credit facility (the “Revolving Credit Facility”) at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus 0% to 1.00%. See “—Liquidity and Capital Resources—Debt Obligations” for additional information.
General, Administrative and Other. General, administrative and other expenses are related to recurring placement and related service fees, occupancy and equipment, professional services, information processing and communications, insurance, business development, changes in our tax receivable agreement liability and other miscellaneous expenses. In addition, the $414.3 million FCPA investigation reserve accrual taken in the first half of 2016 is also included in this line item.
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

See “—Economic Income Analysis” for a discussion of our results on an Economic Income basis, which excludes the effects of the consolidated funds.
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Management fees	$143,399	$167,486	$300,309	$333,429
Incentive income	8,136	28,537	38,723	85,647
Other revenues	585	508	1,164	969
Income of consolidated Och-Ziff funds	438	124,868	804	234,205
Total Revenues	$152,558	$321,399	$341,000	$654,250
Total revenues for the quarter-to-date period decreased by $168.8 million, primarily due to the following:

•	A $124.4 million decrease in income of consolidated Och-Ziff funds, primarily as a result of the deconsolidation of the majority of our funds during the first quarter of 2016.

•
A $24.1 million decrease in management fees, driven by lower assets under management in our multi-strategy funds, partially offset by higher assets under management in our Institutional Credit Strategies products. This change in the mix of products that comprise our assets under management also resulted in a lower year-over-year average management fee rate. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $20.4 million decrease in incentive income, primarily due to the following:

◦	Multi-strategy funds. A $17.9 million decrease in incentive income from our multi-strategy funds primarily due to lower incentive income realized from redeeming investors in 2016.

◦	Opportunistic credit funds. A $1.6 million decrease in incentive income from our opportunistic credit funds.

◦	Real estate funds. A $335 thousand decrease in incentive income from our real estate funds.
Total revenues for the year-to-date period decreased by $313.3 million, primarily due to the following:

•	A $233.4 million decrease in income of consolidated Och-Ziff funds, primarily as a result of the deconsolidation of the majority of our funds during the first quarter of 2016.

•	A $46.9 million decrease in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $44.0 million decrease in incentive income from our multi-strategy funds was due to: (i) a $15.5 million decrease related to lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period; (ii) a $15.4 million decrease related to fund investor redemptions; (iii) a $10.7 million decrease related to assets subject to one-year measurement period; and (iv) a $2.4 million decrease related to longer-term assets under management.

◦	Opportunistic credit funds. A $5.6 million decrease in incentive income from our opportunistic credit funds, driven by lower tax distributions on certain longer-term assets under management.

◦
Real estate funds. A $3.3 million increase in incentive income from our real estate funds, primarily due to incentive income from Och-Ziff Real Estate Fund I being eliminated in consolidation in the prior year period. This fund was deconsolidated on January 1, 2016 upon the adoption of ASU 2015-02.

•
A $33.1 million decrease in management fees, driven by lower assets under management in our multi-strategy funds, partially offset by higher assets under management in our Institutional Credit Strategies products. This change in the mix of products that comprise our assets under management also resulted in a lower year-over-year average management fee rate. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Compensation and benefits	$57,743	$71,375	$112,004	$141,293
Reorganization expenses	—	4,017	—	8,034
Interest expense	5,937	5,405	11,323	10,650
General, administrative and other	272,501	12,013	540,025	61,848
Expenses of consolidated Och-Ziff funds	33	78,383	299	138,271
Total Expenses	$336,214	$171,193	$663,651	$360,096
Total expenses for the quarter-to-date period increased by $165.0 million, primarily due to the following:

•
A $260.5 million increase in general, administrative and other expenses, driven by an additional $214.3 million FCPA investigation reserve accrual taken in the second quarter of 2016, as well as a decrease of $48.4 million due to a change in tax receivable agreement liability which occurred as a result of updated estimated future income tax savings at the state and local level.

•	A $78.4 million offsetting decrease in expenses of consolidated Och-Ziff funds, primarily as a result of the deconsolidation of the majority of our funds during the first quarter of 2016.

•
A $13.6 million offsetting decrease in compensation and benefits expenses, driven by the following: (i) a $10.8 million decrease in equity-based compensation expense due to a lower average grant date fair value and a lower number of RSUs being amortized; (ii) a $4.4 million decrease in allocations to Och-Ziff Operating Group D Units due to lower profitability of the Och-Ziff Operating Group; and (iii) a $1.2 million offsetting increase in salaries and benefits due to a higher average number of employees in the current year period. Our global headcount was 611 as of June 30, 2016 compared to 638 as of March 31, 2016, and 612 as of June 30, 2015.

Total expenses for the year-to-date period increased by $303.6 million, primarily due to the following:

•
A $478.2 million increase in general, administrative and other expenses, primarily driven by the $414.3 million FCPA investigation reserve accrual taken in the first half of 2016, as well as a $48.3 million decrease in tax receivable agreement liability that reduced accrued expenses in the first half of 2015 and did not reoccur in 2016.

•	A $138.0 million offsetting decrease in expenses of consolidated Och-Ziff funds, primarily as a result of the deconsolidation of the majority of our funds during the first quarter of 2016.

•
A $29.3 million offsetting decrease in compensation and benefits expenses, driven by the following: (i) a $21.1 million decrease in equity-based compensation expense due to a lower average grant date fair value and a lower number of RSUs being amortized; (ii) a $9.5 million decrease in allocations to Och-Ziff Operating Group D Units due to lower profitability of the Och-Ziff Operating Group; (iii) a $2.1 million decrease in bonus expense; and (iv) an offsetting increase of $3.4 million in salaries and benefits due to a higher average number of employees in the current year period.

Other Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$250	$72	$499	$189
Net gains (loss) of consolidated Och-Ziff funds	816	(3,399)	1,361	42,486
Total Other Income (Loss)	$1,066	$(3,327)	$1,860	$42,675
Total other income for the quarter-to-date and year-to-date periods increased by $4.4 million and decreased by $40.8 million, respectively, primarily due to the deconsolidation of the majority of our funds during the first quarter of 2016.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Income taxes	$10,911	$82,025	$29,450	$107,185
Income tax expense for the quarter-to-date and year-to-date periods decreased by $71.1 million and $77.7 million, respectively, primarily due to higher deferred tax expense in the prior year, resulting from an enacted change in tax law that changed the methodology used for local income tax apportionment, which resulted in a revaluation our deferred income tax assets.
Net (Loss) Income Allocated to Noncontrolling Interests
The following table presents the components of the net (loss) income allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Och-Ziff Operating Group A Units	$(115,632)	$50,802	$(203,651)	$131,734
Consolidated Och-Ziff funds	—	7,105	262	59,457
Other	40	115	(48)	184
Total	$(115,592)	$58,022	$(203,437)	$191,375

Redeemable noncontrolling interests	$662	$2,072	$1,123	$7,638

Net (loss) income allocated to noncontrolling interests for the quarter-to-date period decreased by $173.6 million, primarily due to the following:

•
A $166.4 million decrease in the net (loss) income allocated to the Och-Ziff Operating Group A Units, primarily driven by the additional $214.3 million FCPA investigation reserve accrual taken in the second quarter of 2016. In addition, lower incentive income and management fees, partially offset by lower compensation and benefits, also contributed to the decrease.

•	A $7.1 million decrease in the net income allocated to the consolidated Och-Ziff funds due to the deconsolidation of the majority of our funds during the first quarter of 2016.
Net (loss) income allocated to noncontrolling interests for the year-to-date period decreased by $394.8 million, primarily due to the following:

•
A $335.4 million decrease in the net (loss) income allocated to the Och-Ziff Operating Group A Units, primarily driven by the $414.3 million FCPA investigation reserve accrual taken in the first half of 2016. In addition, lower incentive income and management fees and higher non-compensation expenses, partially offset by lower compensation and benefits, also contributed to the decrease.

•	A $59.2 million decrease in the net income allocated to the consolidated Och-Ziff funds due to the deconsolidation of the majority of our funds during the first quarter of 2016.
Net (Loss) Income Allocated to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net (loss) income allocated to Class A Shareholders	$(78,571)	$4,760	$(147,927)	$30,631
Net (loss) income allocated to Class A Shareholders for the quarter-to-date period decreased by $83.3 million, primarily driven by the additional $214.3 million FCPA investigation reserve accrual recorded in the second quarter of 2016. In addition, lower incentive income and management fees and higher non-compensation expenses, lower income taxes and lower compensation and benefits, also contributed to the quarter-over-quarter decrease.
Net (loss) income allocated to Class A Shareholders for the year-to-date period decreased by $178.6 million, primarily driven by the $414.3 million FCPA investigation reserve accrual taken in the first half of 2016. In addition, lower incentive income and management fees and higher non-compensation expenses, partially offset by lower income taxes and lower compensation and benefits, also contributed to the year-over-year decrease.
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
Economic Income Revenues (Non-GAAP)

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$128,139	$5,237	$133,376	$162,183	$4,826	$167,009
Incentive income	6,950	1,186	8,136	29,295	2,242	31,537
Other revenues	583	2	585	499	9	508
Total Economic Income Revenues	$135,672	$6,425	$142,097	$191,977	$7,077	$199,054
Economic Income revenues for the quarter-to-date period decreased by $57.0 million, primarily due to the following:

•
A $33.6 million decrease in management fees, driven by lower assets under management in our multi-strategy funds, partially offset by higher assets under management in our Institutional Credit Strategies products. This change in the mix of products that comprise our assets under management also resulted in a lower year-over-year average management fee rate. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $23.4 million decrease in incentive income, primarily due to the following:

◦	Multi-strategy funds. A $17.9 million decrease in incentive income from our multi-strategy funds, primarily due to lower incentive income realized from redeeming investors in 2016.

◦	Opportunistic credit funds. A $2.4 million decrease in incentive income from our opportunistic credit funds.

◦	Real estate funds. A $2.6 million decrease in incentive income from our real estate funds.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$267,383	$10,372	$277,755	$321,251	$9,601	$330,852
Incentive income	33,903	4,820	38,723	93,065	3,755	96,820
Other revenues	1,155	9	1,164	951	18	969
Total Economic Income Revenues	$302,441	$15,201	$317,642	$415,267	$13,374	$428,641
Economic Income revenues for the year-to-date period decreased by $111.0 million, primarily due to the following:

•	A $58.1 million decrease in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $44.0 million decrease in incentive income from our multi-strategy funds was due to: (i) a $15.5 million decrease related to lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period; (ii) a $15.4 million decrease related to fund investor redemptions; (iii) a $10.7 million decrease related to assets subject to one-year measurement period; and (iv) a $2.4 million decrease related to longer-term assets under management.

◦	Opportunistic credit funds. A $13.0 million decrease in incentive income from our opportunistic credit funds, driven by lower tax distributions on certain longer-term assets under management.

◦	Real estate funds. A $457 thousand decrease in incentive income from our real estate funds.

•
A $53.1 million decrease in management fees, driven by lower assets under management in our multi-strategy funds, partially offset by higher assets under management in our Institutional Credit Strategies products. This change in the mix of products that comprise our assets under management also resulted in a lower year-over-year average management fee rate. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

Economic Income Expenses (Non-GAAP)

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$34,039	$1,957	$35,996	$31,289	$1,788	$33,077
Non-compensation expenses	264,222	641	264,863	50,176	523	50,699
Total Economic Income Expenses	$298,261	$2,598	$300,859	$81,465	$2,311	$83,776

Economic Income expenses for the quarter-to-date period increased by $217.1 million, primarily due to the following:

•
A $214.2 million increase in non-compensation expenses, driven by an additional $214.3 million FCPA investigation reserve accrual taken in the second quarter of 2016. The ratio of non-compensation expense, excluding the FCPA investigation reserve accrual, to management fees was 38% for the second quarter of 2016, compared to 30% for the second quarter of 2015.

•
As $2.9 million increase in compensation and benefit expenses driven by a $1.2 million increase in salaries and benefits due to a higher average number of employees in the current year period and an increase of $1.7 million in bonus expense. The ratio of salaries and benefits to management fees was 22% for the second quarter of 2016, compared to 17% for the second quarter of 2015.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$65,098	$4,654	$69,752	$62,071	$4,348	$66,419
Non-compensation expenses	519,873	2,110	521,983	90,029	975	91,004
Total Economic Income Expenses	$584,971	$6,764	$591,735	$152,100	$5,323	$157,423
Economic Income expenses for the year-to-date period increased by $434.3 million, primarily due to the following:

•
A $431.0 million increase in non-compensation expenses, driven by the $414.3 million FCPA investigation reserve accrual taken in 2016, as well as a $14.9 million increase in professional fees primarily due to increased legal expenses relating to the investigation. The ratio of non-compensation expense, excluding the FCPA investigation reserve accrual, to management fees was 39% for the first half of 2016, compared to 28% for the first half of 2015.

•
A $3.3 million increase in compensation and benefit expenses driven by a $3.4 million increase in salaries and benefits due to a higher average number of employees in the current year period. The ratio of salaries and benefits to management fees was 21% for the first half of 2016, compared to 17% for the first half of 2015.

We expect our operating expenses to trend downward in 2017 as the result of decreased legal expenses related to the FCPA investigation, as well as savings identified through an ongoing review of our expense base.
Other Economic Income Items (Non-GAAP)

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net income (loss) allocated to noncontrolling interests	$(3)	$—	$(3)	$1	$—	$1

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net loss allocated to noncontrolling interests	$(5)	$—	$(5)	$(7)	$—	$(7)

Net income (loss) allocated to noncontrolling interests represents amounts that were reduced from Economic Income and allocated to residual interests in certain businesses not owned by us.
Economic Income (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$(162,586)	$110,511	$(282,525)	$263,174
Other Operations	3,827	4,766	8,437	8,051
Total Company	$(158,759)	$115,277	$(274,088)	$271,225
Economic Income for the quarter-to-date period decreased by $274.0 million, primarily due to an additional $214.3 million FCPA investigation reserve accrual taken in the second quarter of 2016. In addition, lower incentive income and management fees, as well as higher operating expenses also contributed to the year-over-year decrease.
Economic Income for the year-to-date period decreased by $545.3 million, primarily due to the $414.3 million FCPA investigation reserve accrual taken in the first half of 2016. In addition, lower incentive income and management fees, as well as higher operating expenses also contributed to the year-over-year decrease.
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
Historically, management fees have been more than sufficient to cover all of our “fixed” operating expenses, which we define as salaries and benefits and our non-compensation costs incurred in the ordinary course of business. Across the hedge fund industry, management fees are experiencing downward pressure. We are also subject to this pressure and believe it is likely to result in decreased management fees in future periods.
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
Based on our past results, management’s experience and our current level of assets under management, we believe that our existing cash resources, together with the cash generated from management fees, will be sufficient to meet our anticipated fixed operating expenses and other working capital needs for at least the next 12 months. As we have done historically, we will determine the amount of discretionary cash bonuses, including discretionary annual cash awards under the PIP described above, during the fourth quarter of each year, based on our total annual revenues. We intend to fund this amount through fourth quarter management fees and incentive income crystallized on December 31, which represents the majority of the incentive income we typically earn each year. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements. We also may obtain financing, as described under “—Potential Financing Transaction of New Preferred Units,” the proceeds of which would be used to fund payments in connection with the resolution of the SEC and DOJ investigations and general corporate purposes.
We may use cash on hand to repay all or a portion of our Notes, the Aircraft Loan and any current or future drawings under the Revolving Credit Facility prior to their respective maturity dates, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of the maturity date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by issuing new notes or entering into new credit facilities, which could result in higher borrowing costs, or by raising cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to issue new notes, enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new notes or new credit facilities that we may be able to issue or enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted. See “—Debt Obligations” for more information.
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
Potential Financing Transaction of New Preferred Units
Certain of our executive managing directors (the “EMD Purchasers”) are in discussions with a Special Committee of our Board of Directors, composed entirely of independent directors, regarding a potential financing transaction of up to $500.0 million, the proceeds of which would be used to fund payments in connection with the potential resolution of the SEC and DOJ investigations and for general corporate purposes. The potential financing transaction being discussed currently contemplates that the EMD Purchasers would invest in a perpetual preferred equity instrument to be issued by the Och-Ziff Operating Group entities on terms and conditions to be agreed (the “Preferred Units”). The dividend rate on the Preferred Units is expected to be 0% initially for three years, after which it is expected to increase over time and upon the occurrence of certain events to be agreed. The units would not be convertible into Class A Shares. A potential financing transaction would be expected to be subject to customary conditions, including, among others, entry into settlement agreements to resolve the SEC and DOJ investigations satisfactory to the EMD Purchasers.
As of the date hereof, discussions between the EMD Purchasers and us are ongoing and there can be no assurances that we, acting through the Special Committee, and the EMD Purchasers will reach an agreement on the terms and conditions of this potential financing transaction, that the funding pursuant to the terms and conditions of such potential financial transaction, if any, will occur, or that the EMD Purchasers will provide any other financing.
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
Revolving Credit Facility
On November 20, 2014, we entered into the $150.0 million, five-year unsecured Revolving Credit Facility, which was subsequently amended on December 29, 2015, the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. We are able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. As of June 30, 2016, we had $120.0 million of outstanding borrowings under the facility.
We are subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus zero to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management’s credit rating throughout the term of the facility. The interest rate on the drawn portion of the commitment as of June 30, 2016 was LIBOR plus 1.50%.
Please see Note 10 to our consolidated financial statements included in this report for a description of the financial covenants and restrictions under the Revolving Credit Facility.

Aircraft Loan
On February 14, 2014, we entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to us in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of June 30, 2016, $48.5 million was outstanding under the Aircraft Loan.
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
As of June 30, 2016, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we are currently obligated to pay our executive managing directors and the Ziffs an estimated $591.6 million as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the six months ended June 30, 2016 and 2015 was$21.7 million and $168.3 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
The decrease in net cash from operating activities was primarily due to lower earnings in the first half of 2016 compared to the first half of 2015, as well as lower incentive income earned in 2015 compared to 2014, partially offset by lower discretionary bonuses in 2015 compared to 2014. The majority of our incentive income is generally collected and the related bonus payments are paid out during the first quarter of the following year. Partially offsetting these decreases were lower cash outflows in 2016 related to the investment activities of the consolidated funds, which was the result of the deconsolidation of the majority of our funds upon the adoption of ASU 2015-02 on January 1, 2016.
Investing Activities. Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $24.3 million and $31.9 million, respectively. Investing cash flows in 2016 primarily related to the purchases and maturities of U.S. government obligations to manage excess liquidity. Investing cash flows in 2015 primarily related to leasehold improvements in our New York headquarters. Investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.
Financing Activities. Net cash from financing activities for the six months ended June 30, 2016 and 2015 was $116.7 million and $(107.6) million, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations. Contributions from noncontrolling interests, which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.
On April 29, 2016, we borrowed $120.0 million pursuant to our Revolving Credit Facility.
We paid dividends to our Class A Shareholders of $121.5 million and paid distributions to our executive managing directors on the Och-Ziff Operating Group A Units of $250.6 million for the six months ended June 30, 2015. We did not pay any dividends or distributions on our Class A Shares or Och-Ziff Operating Group A Units in the first half of 2016.
Contractual Obligations
The following are the only material changes to the contractual obligations as presented in our Annual Report:

•	During the second quarter of 2016, we borrowed $120.0 million pursuant to our Revolving Credit Facility, as discussed above.

•
Notes and loans payable of consolidated CLOs are no longer on our balance sheet as a result of the deconsolidation of the majority of our funds upon the adoption of ASU 2015-02 on January 1, 2016, as discussed in Note 3 to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements.

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
As of June 30, 2016, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 46% within Level I; approximately 30% within Level II; and approximately 24% within Level III. As of December 31, 2015, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 27% within Level II; and approximately 25% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
Valuation of Investments. Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants as of the measurement date. The fair value of our funds’ investments is based on observable market prices when available. Such values are generally based on the last sales price. We, as the investment manager of the Och-Ziff funds, determine the fair value of investments that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. The methods and procedures to value these investments may include, but are not limited to: (i) performing comparisons with prices of comparable or similar securities; (ii) obtaining valuation-related information from the issuers; (iii) calculating the present value of future cash flows; (iv) assessing other analytical data and information relating to the investment that is an indication of value; (v) obtaining information provided by third parties; and (vi) evaluating financial information provided by the management of these investments. See Note 5 to our consolidated financial statements included in this report for additional information.
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
Och-Ziff Corp generated taxable income of $58.3 million for the six months ended June 30, 2016, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.8 billion over the remaining seven-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available to us if a net operating loss is generated, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.8 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $39.2 billion as of July 1, 2016, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of June 30, 2016, we had $119.6 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2036, and $117.8 million of net operating losses available to offset future taxable income for state income tax purposes and $95.8 million for local income tax purposes that will expire between 2035 and 2036. Based on the analysis set forth above, as of June 30, 2016, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain federal, state and local income tax credits. Accordingly, a valuation allowance of $21.8 million has been established for these credits.
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
None of the other changes to GAAP that went into effect during the six months ended June 30, 2016 are expected to have an impact on our future trends.
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
Economic Income

	Three Months Ended June 30, 2016
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (loss) income allocated to Class A Shareholders—GAAP	$(80,087)	$1,516	$(78,571)
Net loss allocated to the Och-Ziff Operating Group A Units	(115,632)	—	(115,632)
Equity-based compensation, net of RSUs settled in cash	18,687	784	19,471
Income taxes	10,911	—	10,911
Allocations to Och-Ziff Operating Group D Units	1,025	—	1,025
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	1,425	1,425
Changes in tax receivable agreement liability	(26)	—	(26)
Depreciation and amortization	3,394	186	3,580
Other adjustments	(858)	(84)	(942)
Economic Income—Non-GAAP	$(162,586)	$3,827	$(158,759)

	Three Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (loss) income allocated to Class A Shareholders—GAAP	$(12,328)	$17,088	$4,760
Net income allocated to the Och-Ziff Operating Group A Units	50,802	—	50,802
Equity-based compensation, net of RSUs settled in cash	29,269	978	30,247
Income taxes	82,025	—	82,025
Adjustment for incentive income allocations from consolidated funds subject to clawback	(3,066)	(15,739)	(18,805)
Allocations to Och-Ziff Operating Group D Units	5,189	225	5,414
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	2,175	2,175
Reorganization expenses	4,017	—	4,017
Changes in tax receivable agreement liability	(48,401)	—	(48,401)
Depreciation and amortization	2,814	186	3,000
Other adjustments	190	(147)	43
Economic Income—Non-GAAP	$110,511	$4,766	$115,277

	Six Months Ended June 30, 2016
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (loss) income allocated to Class A Shareholders—GAAP	$(151,809)	$3,882	$(147,927)
Net loss allocated to the Och-Ziff Operating Group A Units	(203,651)	—	(203,651)
Equity-based compensation, net of RSUs settled in cash	36,655	1,358	38,013
Income taxes	29,450	—	29,450
Allocations to Och-Ziff Operating Group D Units	1,900	—	1,900
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	2,689	2,689
Changes in tax receivable agreement liability	(171)	—	(171)
Depreciation and amortization	6,609	373	6,982
Other adjustments	(1,508)	135	(1,373)
Economic Income—Non-GAAP	$(282,525)	$8,437	$(274,088)

	Six Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (loss) income allocated to Class A Shareholders—GAAP	$(7,866)	$38,497	$30,631
Net income allocated to the Och-Ziff Operating Group A Units	131,734	—	131,734
Equity-based compensation, net of RSUs settled in cash	57,274	1,769	59,043
Income taxes	107,185	—	107,185
Adjustment for incentive income allocations from consolidated funds subject to clawback	(826)	(36,452)	(37,278)
Allocations to Och-Ziff Operating Group D Units	10,886	563	11,449
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	3,594	3,594
Reorganization expenses	8,034	—	8,034
Changes in tax receivable agreement liability	(48,426)	—	(48,426)
Depreciation and amortization	4,778	371	5,149
Other adjustments	401	(291)	110
Economic Income—Non-GAAP	$263,174	$8,051	$271,225

Economic Income Revenues

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$138,162	$5,237	$143,399	$162,660	$4,826	$167,486
Adjustment to management fees(1)	(10,023)	—	(10,023)	(477)	—	(477)
Management Fees—Economic Income Basis—Non-GAAP	128,139	5,237	133,376	162,183	4,826	167,009

Incentive income—GAAP	6,950	1,186	8,136	28,537	—	28,537
Adjustment to incentive income(2)	—	—	—	758	2,242	3,000
Incentive Income—Economic Income Basis—Non-GAAP	6,950	1,186	8,136	29,295	2,242	31,537
Other revenues	583	2	585	499	9	508
Total Revenues—Economic Income Basis—Non-GAAP	$135,672	$6,425	$142,097	$191,977	$7,077	$199,054

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$289,937	$10,372	$300,309	$323,828	$9,601	$333,429
Adjustment to management fees(1)	(22,554)	—	(22,554)	(2,577)	—	(2,577)
Management Fees—Economic Income Basis—Non-GAAP	267,383	10,372	277,755	321,251	9,601	330,852

Incentive income—GAAP	33,903	4,820	38,723	85,647	—	85,647
Adjustment to incentive income(2)	—	—	—	7,418	3,755	11,173
Incentive Income—Economic Income Basis—Non-GAAP	33,903	4,820	38,723	93,065	3,755	96,820
Other revenues	1,155	9	1,164	951	18	969
Total Revenues—Economic Income Basis—Non-GAAP	$302,441	$15,201	$317,642	$415,267	$13,374	$428,641
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.

Economic Income Expenses

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$53,577	$4,166	$57,743	$66,209	$5,166	$71,375
Adjustment to compensation and benefits(1)	(19,538)	(2,209)	(21,747)	(34,920)	(3,378)	(38,298)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$34,039	$1,957	$35,996	$31,289	$1,788	$33,077

Interest expense and general, administrative and other expenses—GAAP	$277,611	$827	$278,438	$16,712	$706	$17,418
Adjustment to interest expense and general, administrative and other expenses(2)	(13,389)	(186)	(13,575)	33,464	(183)	33,281
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$264,222	$641	$264,863	$50,176	$523	$50,699

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$103,303	$8,701	$112,004	$131,019	$10,274	$141,293
Adjustment to compensation and benefits(1)	(38,205)	(4,047)	(42,252)	(68,948)	(5,926)	(74,874)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$65,098	$4,654	$69,752	$62,071	$4,348	$66,419

Interest expense and general, administrative and other expenses—GAAP	$548,865	$2,483	$551,348	$71,151	$1,347	$72,498
Adjustment to interest expense and general, administrative and other expenses(2)	(28,992)	(373)	(29,365)	18,878	(372)	18,506
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$519,873	$2,110	$521,983	$90,029	$975	$91,004
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

Other Economic Income Items

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (loss) income allocated to noncontrolling interests—GAAP	$(115,646)	$54	$(115,592)	$22,112	$35,910	$58,022
Adjustment to net (loss) income allocated to noncontrolling interests(1)	115,643	(54)	115,589	(22,111)	(35,910)	(58,021)
Net Loss (Income) Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(3)	$—	$(3)	$1	$—	$1

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (loss) income allocated to noncontrolling interests—GAAP	$(203,667)	$230	$(203,437)	$148,601	$42,774	$191,375
Adjustment to net (loss) income allocated to noncontrolling interests(1)	203,662	(230)	203,432	(148,608)	(42,774)	(191,382)
Net Loss Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(5)	$—	$(5)	$(7)	$—	$(7)
_______________

(1)
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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of June 30, 2016 and December 31, 2015, would have resulted in a change of approximately $3.1 billion and $3.5 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of July 1, 2016 (the date management fees are calculated for the third quarter of 2016) would impact management fees charged on that day by approximately $9.2 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2016, would have impacted management fees charged on that day by approximately $11.4 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of June 30, 2016 and December 31, 2015, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income allocated to Class A Shareholders or Economic Income.
Interest Rate Risk
Our Notes and Aircraft Loan are fixed-rate borrowings. Our borrowings under the Revolving Credit Facility bear interest at rates indexed to LIBOR. As of June 30, 2016, we had $120.0 million outstanding under the Revolving Credit Facility. We estimate that as of June 30, 2016 and December 31, 2015, a 10% increase or decrease in LIBOR would have no material effect on our annual interest expense, net income allocated to Class A Shareholders or Economic Income.
Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly indexed to LIBOR, were to increase by 10% over LIBOR as of June 30, 2016 and December 31, 2015, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
Credit Risk
Credit risk is the risk that counterparties or debt issuers may fail to fulfill their obligations or that the collateral value may become inadequate to cover our exposure. We manage credit risk by monitoring the credit exposure to and the creditworthiness of counterparties, requiring additional collateral where appropriate.

Item 4. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Subject to any specific redemption provisions applicable to a fund, investors in our multi-strategy hedge funds may generally redeem their investments in our funds on an annual or quarterly basis following the expiration of a specified period of time (typically between one and three years), although certain investors generally may redeem capital during such specified period upon the payment of a redemption fee and upon giving proper notice. In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific events that occur at the Company, we could experience increased redemptions and a consequent reduction in our assets under management. Recently, our assets under management have declined and we believe this trend will likely continue to some extent for some period of time following the resolution of the previously disclosed FCPA investigation. Furthermore, investors in our funds may also invest in funds managed by other alternative asset managers that have restricted or suspended redemptions or may in the future do so. Such investors may redeem capital from our funds, even if our performance is superior to such other alternative asset managers’ performance if they are restricted or prevented from redeeming capital from those other managers.
The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, financial condition or results of operations. During 2015, we experienced redemptions of approximately $6.7 billion from our funds., and an additional $3.3 billion during the first half of 2016. We may continue to experience elevated redemption levels if economic and market conditions remain uncertain or worsen, pressures on the hedge fund industry continue, or the FCPA investigation is not resolved promptly and on terms satisfactory to us.
Competitive pressures in the asset management business could materially adversely affect our business, financial condition or results of operations.
The asset management business remains intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service and level of desired information provided to fund investors, brand recognition and business reputation. We compete for fund investors, highly qualified talent, including investment professionals, and for investment opportunities with a number of hedge funds, private equity firms, specialized funds, traditional asset managers, commercial banks, investment banks and other financial institutions. Across the hedge fund industry, management fees are experiencing downward pressure. We are also subject to this pressure and believe it is likely to result in decreased management fees in future periods.

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

If we are not able to compete successfully based on these and other factors, our assets under management, earnings and revenues may be significantly reduced and our business, financial condition or results of operations may be materially adversely affected. Furthermore, if we are forced to compete with other alternative asset managers on the basis of fees, we may not be able to maintain our current management fee and incentive income structures, which drive our revenues and earnings. We have historically competed for fund investors primarily on the investment performance of our funds and our reputation, and not on the level of our fees or incentive income relative to those of our competitors. However, as the alternative asset management sector continues to mature and addresses current market and competitive conditions, there is increasing downward pressure on management fees and there is a risk that incentive income rates will decline, without regard to the historical performance of a manager. Management fee or incentive income rate reductions on existing or future funds, particularly without corresponding increases in assets under management or decreases in our operating costs, could materially adversely affect our business, financial condition or results of operations.
In addition to the competitive pressures described above, as we diversify by offering new or enhanced products and investment platforms, the average management fee rate we earn on our assets under management may fall as a result of a larger proportion of our assets under management being invested in products that earn lower management fee rates. For example, our average management fee rate has fallen from 1.53% in 2013 to 1.28% in the second quarter of 2016. The decrease is primarily due to lower assets under management in our multi-strategy funds and an increase in our opportunistic credit funds and our Institutional Credit Strategies products as a percentage of total assets under management. These credit funds earn lower management fee rates than our multi-strategy funds, consistent with market convention for these products.
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
Following any resolution of the FCPA investigation, it is possible that we will be exposed to increased civil litigation risk arising out of the events being investigated by the SEC and DOJ as part of the FCPA matter.
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
Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the United States Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). In the U.K., our U.K. sub-adviser is subject to regulation by the U.K. Financial Conduct Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong, the Securities and Exchange Board of India and the Dubai Financial Services Authority.
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
As previously disclosed, since 2011, we have been investigated by the SEC and the DOJ concerning possible violations of the FCPA and other laws. While we are unable to predict the full scope, duration or outcome of the SEC and DOJ investigations, based on discussions with the SEC and DOJ, we believe that the government will pursue civil and criminal sanctions. We are in discussions with the SEC and DOJ concerning resolution of these matters. We accrued $200.0 million in the first quarter of 2016 in connection with the disclosed investigations and recorded an additional charge of $214.3 million in connection with the disclosed investigations for the second quarter of 2016. The probable estimated loss, which totals $414.3 million, may be subject to change based on the terms of any final settlement with the SEC and DOJ relating to those matters. Any resolution could have a material adverse effect on our business, financial condition or results of operations.
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

Dated: August 2, 2016

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer and Executive Managing Director