Form 10-Q
period 2016-09-30
Och-Ziff Capital Management Group LLC
filed 2016-11-02
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of October 28, 2016, there were 181,706,272 Class A Shares and 297,317,019 Class B Shares outstanding.

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
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; the outcome of third-party litigation involving us; the consequences of the Foreign Corrupt Practices Act (the "FCPA") settlements with the SEC and the U.S. Department of Justice (the "DOJ"); conditions impacting the alternative asset management industry; our ability to retain existing fund investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our active executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2016	December 31, 2015

	(dollars in thousands)
Assets
Cash and cash equivalents	$430,470	$254,070
Income and fees receivable	24,801	93,846
Due from related parties	19,880	8,096
Deferred income tax assets	669,691	719,954
Other assets, net (includes assets measured at fair value of $29,994 and $18,501 as of September 30, 2016 and December 31, 2015, respectively)	203,952	192,975
Assets of consolidated Och-Ziff funds:
Investments, at fair value	36,830	9,071,933
Other assets of Och-Ziff funds	2,633	344,769
Total Assets	$1,388,257	$10,685,643

Liabilities and Shareholders' (Deficit) Equity
Liabilities
Due to related parties	$490,249	$593,390
Debt obligations	561,757	443,069
Compensation payable	22,716	176,602
Other liabilities	564,214	83,813
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	—	7,077,679
Securities sold under agreements to repurchase	—	190,751
Other liabilities of Och-Ziff funds	653	47,487
Total Liabilities	1,639,589	8,612,791

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interests (Note 4)	20,973	832,284

Shareholders' (Deficit) Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 181,544,024 and 181,026,455 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 297,317,019 and 297,317,400 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Paid-in capital	3,118,479	3,040,655
Appropriated retained deficit	—	(59,663)
Accumulated deficit	(3,569,970)	(3,396,822)
Shareholders' deficit attributable to Class A Shareholders	(451,491)	(415,830)
Shareholders' equity attributable to noncontrolling interests	179,186	1,656,398
Total Shareholders' (Deficit) Equity	(272,305)	1,240,568
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' (Deficit) Equity	$1,388,257	$10,685,643
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(dollars in thousands)
Revenues
Management fees	$128,513	$162,778	$428,822	$496,207
Incentive income	18,754	35,615	57,477	121,262
Other revenues	380	579	1,544	1,548
Income of consolidated Och-Ziff funds	458	126,931	1,262	361,136
Total Revenues	148,105	325,903	489,105	980,153

Expenses
Compensation and benefits	57,758	70,602	169,762	211,895
Reorganization expenses	—	4,018	—	12,052
Interest expense	6,129	5,383	17,452	16,033
General, administrative and other	44,306	65,484	584,331	127,332
Expenses of consolidated Och-Ziff funds	17	82,576	316	220,847
Total Expenses	108,210	228,063	771,861	588,159

Other Income (Loss)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	803	(146)	1,302	43
Net gains (losses) of consolidated Och-Ziff funds	821	(20,627)	2,182	21,859
Total Other Income (Loss)	1,624	(20,773)	3,484	21,902

Income (Loss) Before Income Taxes	41,519	77,067	(279,272)	413,896
Income taxes	9,986	12,422	39,436	119,607
Consolidated and Comprehensive Net Income (Loss)	$31,533	$64,645	$(318,708)	$294,289

Allocation of Consolidated and Comprehensive Net Income (Loss)
Class A Shareholders	$14,285	$17,417	$(133,642)	$48,048
Noncontrolling interests	16,570	78,971	(186,867)	270,346
Redeemable noncontrolling interests	678	(31,743)	1,801	(24,105)
	$31,533	$64,645	$(318,708)	$294,289

Earnings (Loss) Per Class A Share
Basic	$0.08	$0.10	$(0.73)	$0.27
Diluted	$0.05	$0.06	$(0.75)	$0.26

Weighted-Average Class A Shares Outstanding
Basic	182,521,225	177,805,122	182,508,296	177,711,669
Diluted	479,838,244	484,171,524	479,825,416	181,517,750

Dividends Paid per Class A Share	$—	$0.14	$—	$0.83
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC Shareholders
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Deficit	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' (Deficit) Equity

			(dollars in thousands)
As of December 31, 2015	181,026,455	297,317,400	$3,040,655	$(59,663)	$(3,396,822)	$(415,830)	$1,656,398	$1,240,568
Deconsolidation of Och-Ziff funds on adoption of ASU 2015-02 (See Note 3)	—	—	—	59,663	(39,887)	19,776	(1,321,488)	(1,301,712)
Capital contributions	—	—	—	—	—	—	2,547	2,547
Capital distributions	—	—	—	—	—	—	(225)	(225)
Dividend equivalents on Class A restricted share units	—	—	(381)	—	381	—	—	—
Equity-based compensation	517,569	(381)	19,469	—	—	19,469	33,445	52,914
Impact of changes in Och-Ziff Operating Group ownership (See Note 4)	—	—	(182)	—	—	(182)	182	—
Waiver of payments under tax receivable agreement (Note 15)	—	—	58,918	—	—	58,918	(4,806)	54,112
Comprehensive net loss, excluding amounts allocated to redeemable noncontrolling interests	—	—	—	—	(133,642)	(133,642)	(186,867)	(320,509)
As of September 30, 2016	181,544,024	297,317,019	$3,118,479	$—	$(3,569,970)	$(451,491)	$179,186	$(272,305)
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2016	2015

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(318,708)	$294,289
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Reorganization expenses	—	12,052
Amortization of equity-based compensation	56,311	86,590
Depreciation, amortization and loss on asset held for sale	14,947	8,135
Deferred income taxes	31,038	105,263
Operating cash flows due to changes in:
Income and fees receivable	77,760	388,350
Due from related parties	(9,888)	(2,771)
Other assets, net	8,460	37,211
Due to related parties	(12,133)	(48,059)
Compensation payable	(153,875)	(211,617)
Other liabilities	398,686	(9,514)
Consolidated Och-Ziff funds related items:
Net gains of consolidated Och-Ziff funds	(2,182)	(21,859)
Purchases of investments	(185,940)	(3,273,867)
Proceeds from sale of investments	175,131	3,241,032
Other assets of consolidated Och-Ziff funds	9,078	(119,007)
Securities sold under agreements to repurchase	—	(71,716)
Other liabilities of consolidated Och-Ziff funds	558	(2,313)
Net Cash Provided by Operating Activities	89,243	412,199

Cash Flows from Investing Activities
Purchases of fixed assets	(7,559)	(36,118)
Purchases of United States government obligations	(29,915)	—
Maturities of United States government obligations	18,500	—
Investment in Och-Ziff funds	(12,734)	(2,777)
Return of investment in Och-Ziff funds	1,493	296
Other, net	(17)	—
Net Cash Used in Investing Activities	(30,232)	(38,599)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Nine Months Ended September 30,
	2016	2015

	(dollars in thousands)
Cash Flows from Financing Activities
Contributions from noncontrolling and redeemable noncontrolling interests	2,551	580,080
Distributions to noncontrolling and redeemable noncontrolling interests	(225)	(743,887)
Dividends on Class A Shares	—	(146,346)
Proceeds from debt obligations	120,000	3,606
Repayment of debt obligations	(2,738)	(2,192)
Withholding taxes paid on vested RSUs	(2,340)	(5,341)
Other, net	141	1,222
Net Cash Provided (Used) by Financing Activities	117,389	(312,858)
Net Change in Cash and Cash Equivalents	176,400	60,742
Cash and Cash Equivalents, Beginning of Period	254,070	250,603
Cash and Cash Equivalents, End of Period	$430,470	$311,345

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$10,374	$10,019
Income taxes	$10,563	$17,003
Non-cash transactions:
Increase in paid in capital as a result of waiver of payments under tax receivable agreement (Note 15)	$54,112	$—
Assets related to the initial consolidation of CLOs	$—	$1,551,028
Liabilities related to the initial consolidation of CLOs	$—	$1,572,801
See Note 3 for non-cash impact of the deconsolidation of Och-Ziff funds upon the adoption of ASU 2015-02.
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

1. OVERVIEW
Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai, Beijing, Dubai, Shanghai and Houston. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”) and other customized solutions for its clients.
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
SEPTEMBER 30, 2016

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
The deconsolidation of the majority of its previously consolidated funds resulted in a substantial decrease in assets of consolidated Och-Ziff funds, liabilities of consolidated Och-Ziff funds, redeemable noncontrolling interests, appropriated retained deficit and shareholders’ equity attributable to non-controlling interests in the Company’s consolidated balance sheet. Additionally, the deconsolidation has caused a significant decrease in the amount of income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, and net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income (loss).
As a result of the adoption of ASU 2015-02, the Company modified its consolidation policies, resulting in the deconsolidation of the majority of the previously consolidated Och-Ziff funds. The Company’s updated consolidation policies are presented below.
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
SEPTEMBER 30, 2016

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
SEPTEMBER 30, 2016

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
None of the other changes to GAAP that went into effect in the nine months ended September 30, 2016 has had a material effect on the Company’s consolidated financial statements.
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
SEPTEMBER 30, 2016

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows and should be applied retrospectively. ASU 2016-15 is effective for the Company in the first quarter of 2018 with earlier adoption permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
None of the other changes to GAAP that are not yet effective are expected to have a material effect on the Company’s consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

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
SEPTEMBER 30, 2016

As discussed in Notes 2 and 3, the Company deconsolidated the majority of the previously consolidated Och-Ziff funds, including all of the CLOs. As a result, noncontrolling interests and redeemable noncontrolling interests related to fund investors presented in the tables below decreased substantially from the prior year.
The following table presents the components of the net income (loss) allocated to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(dollars in thousands)
Och-Ziff Operating Group A Units	$16,313	$43,505	$(187,338)	$175,239
Consolidated Och-Ziff funds	—	35,266	262	94,723
Other	257	200	209	384
	$16,570	$78,971	$(186,867)	$270,346
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	September 30, 2016	December 31, 2015

	(dollars in thousands)
Och-Ziff Operating Group A Units	$174,838	$429,312
Consolidated Och-Ziff funds	—	1,224,996
Other	4,348	2,090
	$179,186	$1,656,398
The following table presents the activity in redeemable noncontrolling interests as presented in the consolidated balance sheets:

Nine Months Ended September 30,
2016

(dollars in thousands)
Beginning balance	$832,284
Deconsolidation of Och-Ziff funds on adoption of ASU 2015-02 (See Note 3)	(813,116)
Capital contributions	4
Comprehensive income	1,801
Ending Balance	$20,973
Och-Ziff Operating Group Ownership
The Company’s interest in the Och-Ziff Operating Group increased to 37.9% as of September 30, 2016, from 37.8% as of December 31, 2015. Changes in the Company’s interest in the Och-Ziff Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan, primarily related to the settlement of Class A restricted share units (“RSUs”); (iii) the forfeiture of Och-Ziff Operating Group A Units and related Class B Shares by a departing executive managing director; and (iv) the repurchase of Class A Shares and Och-Ziff Operating Group A Units. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and settlement of RSUs. These increases will be offset upon any conversion by an executive managing director of Och-Ziff Operating Group D Units, which are not considered equity for

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

GAAP purposes, into Och-Ziff Operating Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s assets and liabilities (excluding the assets and liabilities of the consolidated funds) measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2016 and December 31, 2015:

	Fair Value
	September 30, 2016	December 31, 2015	Fair Value Hierarchy

	(dollars in thousands)
United States government obligations included within:
Cash and cash equivalents	$20,000	$—	Level I
Other assets	$29,994	$18,501	Level I
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
The following table summarizes the consolidated funds’ assets measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2016:

	As of September 30, 2016
	Level I	Level II	Level III	Total

	(dollars in thousands)
Bank debt	$—	$20,580	$16,250	$36,830
Total Investments, at Fair Value	$—	$20,580	$16,250	$36,830

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

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
SEPTEMBER 30, 2016

Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Amounts related to the initial consolidation of the Company’s CLOs or other funds are included within investment purchases.
The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended September 30, 2016:

	June 30, 2016	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains of Consolidated Och-Ziff Funds	September 30, 2016

	(dollars in thousands)
Bank debt	$8,868	$—	$(925)	$19,317	$(11,325)	$—	$315	$16,250
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the three months ended September 30, 2015:

	June 30, 2015	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	September 30, 2015

	(dollars in thousands)
Bank debt	$1,802,755	$585,086	$(302,180)	$249,177	$(273,840)	$—	$(43,452)	$2,017,546
Real estate investments	737,478	—	—	46,425	(109,908)	—	23,478	697,473
Residential mortgage-backed securities	414,331	—	—	6,433	(25,643)	—	(10,280)	384,841
Collateralized debt obligations	119,162	—	—	54	(10,187)	—	2,032	111,061
Energy and natural resources limited partnerships	77,865	—	—	435	—	—	(6,351)	71,949
Commercial real estate debt	61,267	—	—	—	(45,686)	—	2,402	17,983
Corporate bonds	14	—	—	—	—	—	(13)	1
Asset-backed securities	23,259	—	—	2,320	(878)	—	941	25,642
Commercial mortgage-backed securities	679	—	—	13,599	(761)	—	84	13,601
Other investments (including derivatives, net)	2,005	—	—	—	—	(298)	261	1,968
	$3,238,815	$585,086	$(302,180)	$318,443	$(466,903)	$(298)	$(30,898)	$3,342,065

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the nine months ended September 30, 2016:

	December 31, 2015	Transfers In	Transfers Out	Investment Purchases	Investment Sales (1)	Derivative Settlements	Net Gains of Consolidated Och-Ziff Funds	September 30, 2016

	(dollars in thousands)
Bank debt	$1,998,423	$—	$(466)	$66,545	$(2,049,067)	$—	$815	$16,250
Real estate investments	719,957	—	—	—	(719,957)	—	—	—
Residential mortgage-backed securities	323,571	—	—	—	(323,571)	—	—	—
Collateralized debt obligations	83,759	—	—	—	(83,759)	—	—	—
Energy and natural resources limited partnerships	70,604	—	—	—	(70,604)	—	—	—
Commercial real estate debt	18,295	—	—	—	(18,295)	—	—	—
Corporate bonds	—	—	—	—	—	—	—	—
Asset-backed securities	23,739	—	—	—	(23,739)	—	—	—
Commercial mortgage-backed securities	13,803	—	—	—	(13,803)	—	—	—
Other investments (including derivatives, net)	1,938	—	—	—	(1,938)	—	—	—
	$3,254,089	$—	$(466)	$66,545	$(3,304,733)	$—	$815	$16,250
_______________

(1)	Amounts related to the deconsolidation of the Company’s funds upon the adoption of ASU 2015-02 are included within investment sales.
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) for the nine months ended September 30, 2015:

	December 31, 2014	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	September 30, 2015

	(dollars in thousands)
Bank debt	$2,224,032	$395,995	$(642,790)	$1,000,120	$(937,128)	$—	$(22,683)	$2,017,546
Real estate investments	645,916	—	—	184,535	(207,955)	—	74,977	697,473
Residential mortgage-backed securities	462,927	—	—	33,048	(98,020)	—	(13,114)	384,841
Collateralized debt obligations	173,746	—	—	7,478	(84,103)	—	13,940	111,061
Energy and natural resources limited partnerships	65,909	—	—	15,707	(3,467)	—	(6,200)	71,949
Commercial real estate debt	29,815	—	—	33,891	(48,849)	—	3,126	17,983
Corporate bonds	656	—	—	147	(521)	—	(281)	1
Asset-backed securities	21,368	—	—	6,141	(2,844)	—	977	25,642
Commercial mortgage-backed securities	3,287	—	—	13,598	(3,665)	—	381	13,601
Other investments (including derivatives, net)	2,144	—	—	—	(233)	(668)	725	1,968
	$3,629,800	$395,995	$(642,790)	$1,294,665	$(1,386,785)	$(668)	$51,848	$3,342,065

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

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
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(dollars in thousands)
Bank debt	$242	$(42,491)	$322	$(27,838)
Real estate investments	—	(4,892)	—	25,920
Residential mortgage-backed securities	—	(14,072)	—	(20,252)
Collateralized debt obligations	—	(2,239)	—	(1,194)
Energy and natural resources limited partnerships	—	(6,352)	—	(6,200)
Commercial real estate debt	—	(99)	—	623
Corporate bonds	—	(13)	—	(252)
Asset-backed securities	—	993	—	1,187
Commercial mortgage-backed securities	—	(34)	—	(337)
Other investments (including derivatives, net)	—	(46)	—	47
	$242	$(69,245)	$322	$(28,295)

The table below summarizes the changes in the notes and loans payable of consolidated CLOs for the three and nine months ended September 30, 2015. As a result of the adoption of ASU 2015-02, the Company no longer consolidates any of its CLOs as of January 1, 2016. Accordingly, no tables are presented for the three and nine months ended September 30, 2016.
For the three and nine months ended September 30, 2015, the Company recorded net unrealized gains of $130.1 million and $93.5 million for notes and loans payable of consolidated CLOs still outstanding as of September 30, 2015. Amounts related to the initial consolidation of the Company’s CLOs are included within issuances in the table below.

	June 30, 2015	Issuances	Settlements	Net Gains of Consolidated Och-Ziff Funds	September 30, 2015

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$5,827,658	$924,526	$(459,000)	$(64,878)	$6,228,306
Subordinated notes payable of consolidated CLOs	500,423	40,999	—	(65,172)	476,250
	$6,328,081	$965,525	$(459,000)	$(130,050)	$6,704,556

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

	December 31, 2014	Issuances	Settlements	Net Losses (Gains) of Consolidated Och-Ziff Funds	September 30, 2015

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$4,784,134	$1,900,069	$(459,000)	$3,103	$6,228,306
Subordinated notes payable of consolidated CLOs	443,277	127,633	—	(94,660)	476,250
	$5,227,411	$2,027,702	$(459,000)	$(91,557)	$6,704,556
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
SEPTEMBER 30, 2016

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
Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III
The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level III assets held by the consolidated funds as of September 30, 2016.

Type of Investment or Liability	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Bank debt	$16,250	Independent pricing services	n/a
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
SEPTEMBER 30, 2016

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
SEPTEMBER 30, 2016

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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, mainly its Senior Notes, as well as the Revolving Credit Facility and the Aircraft Loan (each as defined in Note 10), approximated their fair values as of September 30, 2016. The Senior Notes are categorized as Level II and the Revolving Credit Facility and the Aircraft Loan are categorized as Level III within the fair value hierarchy.
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
The table below presents the repurchase agreements that are set off, if any, as well as securities transferred to counterparties related to those repurchase agreements (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements. As a result of the adoption of ASU 2015-02, the Company no longer consolidates the majority of the previously consolidated Och-Ziff funds as of January 1, 2016. The deconsolidation resulted in no amounts being reportable as of September 30, 2016.

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
SEPTEMBER 30, 2016

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
The table below presents the assets and liabilities of VIEs consolidated by the Company. As a result of the adoption of ASU 2015-02 on January 1, 2016, the Company is no longer required to consolidate the majority of the Och-Ziff funds that were previously consolidated, including all CLOs.

	September 30, 2016	December 31, 2015
	Other Funds	CLOs	Other Funds

	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$36,830	$6,750,296	$1,199,633
Other assets of Och-Ziff funds	2,633	308,917	19,647
Total Assets	$39,463	$7,059,213	$1,219,280
Liabilities
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	$—	$7,077,679	$—
Securities sold under agreements to repurchase	—	—	3,583
Other liabilities of Och-Ziff funds	653	34,197	9,840
Total Liabilities	$653	$7,111,876	$13,423
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
SEPTEMBER 30, 2016

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
The table below presents the net assets of VIEs in which the Company has variable interests as of September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest(1)	$3,216,329	$32,878,450

Variable interest in assets and liabilities related to unconsolidated VIEs:
Unearned revenues	93,535	314
Income and fees receivable	3,123	66,215
Investments in Och-Ziff funds	18,773	4,924
Maximum Exposure to Loss	$115,431	$71,453
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

8. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2016	December 31, 2015

	(dollars in thousands)
Fixed Assets:
Aircraft held for sale	$53,665	$—
Corporate aircraft	23,020	85,840
Leasehold improvements	52,646	51,814
Computer hardware and software	39,039	33,485
Furniture, fixtures and equipment	8,852	8,765
Accumulated depreciation and amortization	(65,604)	(60,899)
Fixed assets, net	111,618	119,005
United States government obligations, at fair value	29,994	18,501
Goodwill	22,691	22,691
Investments in Och-Ziff funds	20,870	6,019
Prepaid expenses	9,725	21,472
Other	9,054	5,287
Total Other Assets, Net	$203,952	$192,975

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

In the third quarter of 2016, the Company reclassified one of its corporate aircraft as held for sale, as it expects to complete the sale of this aircraft in the following 12 months. As a result, the Company recorded a loss of $4.4 million to reduce the carrying value to the aircraft’s current estimated fair value less expected selling costs. The Company reported the loss within general, administrative and other expenses in the Company’s consolidated statements of comprehensive income (loss).
9. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2016	December 31, 2015

	(dollars in thousands)
FCPA settlements liability (Note 15)	$412,101	$—
Unearned revenues (1)	93,721	314
Accrued expenses	28,534	54,692
Deferred rent credit	14,615	17,436
Other	15,243	11,371
Total Other Liabilities	$564,214	$83,813
_______________

(1)
The significant increase in unearned revenues was the result of the deconsolidation of the majority of the Company’s funds upon the adoption of ASU 2015-02 on January 1, 2016. Prior to the deconsolidation, incentive income from the consolidated funds was eliminated in consolidation.

10. DEBT OBLIGATIONS
As of September 30, 2016, the Company’s outstanding indebtedness was primarily comprised of senior notes (the “Senior Notes”), borrowings under a revolving credit facility (the “Revolving Credit Facility”) and a secured term loan to finance the purchase of a new corporate aircraft (the “Aircraft Loan”).
Senior Notes
On November 20, 2014, the Company issued $400.0 million of Senior Notes due November 20, 2019, unless earlier redeemed or repurchased. The Senior Notes were issued at a price of 99.417% of the aggregate principal amount and bear interest at a rate per annum of 4.50% payable semiannually in arrears. The Senior Notes are unsecured and unsubordinated obligations issued by a subsidiary of the Company, Och-Ziff Finance Co. LLC (“Och-Ziff Finance”), and are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by OZ Management, OZ Advisors I and OZ Advisors II (collectively, the “Senior Notes Guarantors”).
The Senior Notes may be redeemed from time to time at the Company’s option, in whole or in part, at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a make-whole redemption price (as defined in the Senior Notes indenture), in either case, plus any accrued and unpaid interest. If a change of control repurchase event occurs, the Company will be required to offer to repurchase the Senior Notes at a price equal to 101% of the aggregate principal amount, plus any accrued and unpaid interest.
The Senior Notes do not have any financial maintenance covenants. However, the Senior Notes include certain covenants, including limitations on Och-Ziff Finance’s and, as applicable, the Senior Notes Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease all or substantially all assets. The Senior Notes also provide for customary events of default, bankruptcy, insolvency or reorganization that may cause the Senior Notes to become immediately due and payable, plus any accrued and unpaid interest.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

Revolving Credit Facility
On November 20, 2014, the Company entered into a $150.0 million, 5-year unsecured Revolving Credit Facility, which was subsequently amended on December 29, 2015, the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The facility matures on November 20, 2019. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. The Company is able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. On April 29, 2016, the Company borrowed $120.0 million pursuant to the Revolving Credit Facility. As of September 30, 2016, the Company had $120.0 million of outstanding borrowings under the facility.
The Company is subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus 0% to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management’s credit rating throughout the term of the facility. The interest rate on the drawn portion of the commitment as of September 30, 2016 was LIBOR plus 1.75%, and the undrawn commitment fee was 0.20%.
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
Aircraft Loan
On February 14, 2014, the Company entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to the Company in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of September 30, 2016, $47.8 million was outstanding under the Aircraft Loan.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

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
The Company elected to carry these notes and loans payable at fair value in its consolidated balance sheet to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLOs prior to deconsolidation. The Company recorded net gains of $130.1 million and $91.6 million for the three and nine months ended September 30, 2015. These net losses are included within net gains (losses) of consolidated Och-Ziff funds in the statements of comprehensive income. The majority of these changes relate to changes in instrument specific credit risk, as the majority of these are floating-rate instruments.
The table below presents information related to the CLO notes and loans outstanding as of December 31, 2015. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior secured notes and loans. As a result of the adoption of ASU 2015-02 referenced above, there were no notes or loans payable of consolidated CLOs as of September 30, 2016.

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
SEPTEMBER 30, 2016

11. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(dollars in thousands)
Professional services	$18,179	$23,331	$61,374	$51,589
Recurring placement and related service fees	8,808	12,553	31,362	37,427
Occupancy and equipment	9,412	8,724	27,903	25,643
Information processing and communications	7,997	8,577	26,671	22,694
Insurance	3,999	4,213	12,030	12,586
Business development	2,458	3,644	10,916	10,960
Other expenses	7,456	3,909	13,964	14,326
	58,309	64,951	184,220	175,225
FCPA settlements liability accrual (Note 15)	(2,184)	—	412,101	—
Changes in tax receivable agreement liability	(11,819)	533	(11,990)	(47,893)
Total General, Administrative and Other	$44,306	$65,484	$584,331	$127,332
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
The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 24.1% and 16.1% for the three months ended September 30, 2016 and 2015, respectively. The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of -14.1% and 28.9% for the nine months ended September 30, 2016 and 2015, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the Company’s consolidated net income is not subject to federal, state and local corporate income taxes in the United States, as these amounts are allocated to the executive managing directors on their Och-Ziff Operating Group A Units or to fund investors in the Company’s consolidated funds (each of which is included within noncontrolling interests); (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) substantially all of the accrual related to the Foreign Corrupt Practices Act (the “FCPA”) settlements described in Note 15 was treated as a non-deductible expense when determining income tax expense.
In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

“more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets.
As of September 30, 2016 and December 31, 2015, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the three and nine months ended September 30, 2016, the Company did not accrue interest or penalties related to uncertain tax positions. As of September 30, 2016, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.3 million as of September 30, 2016.
13. EARNINGS (LOSS) PER CLASS A SHARE
Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) allocated to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended September 30, 2016, and 2015, the Company included 1,060,924 RSUs and 599,804 RSUs, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used in the calculation of basic and diluted earnings (loss) per Class A Share. For the nine months ended September 30, 2016, and 2015 the Company included 1,162,390 RSUs and 1,094,730 RSUs, respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.
The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

Three Months Ended September 30, 2016	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$14,285	182,521,225	$0.08
Effect of dilutive securities:
Och-Ziff Operating Group A Units	9,782	297,317,019		—
RSUs	—	—		14,470,201
Diluted	$24,067	479,838,244	$0.05

Three Months Ended September 30, 2015	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$17,417	177,805,122	$0.10
Effect of dilutive securities:
Och-Ziff Operating Group A Units	13,872	301,874,006		—
RSUs	—	4,492,396		—
Diluted	$31,289	484,171,524	$0.06

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

Nine Months Ended September 30, 2016	Net Loss Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(133,642)	182,508,296	$(0.73)
Effect of dilutive securities:
Och-Ziff Operating Group A Units	(226,476)	297,317,120		—
RSUs	—	—		14,092,299
Diluted	$(360,118)	479,825,416	$(0.75)

Nine Months Ended September 30, 2015	Net Income Allocated to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$48,048	177,711,669	$0.27
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,876,001
RSUs	—	3,806,081		—
Diluted	$48,048	181,517,750	$0.26
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
SEPTEMBER 30, 2016

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
The following table presents management fees and incentive income charged on investments held by related parties and amounts waived by the Company for related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$4,472	$5,523	$13,731	$15,543
Incentive income	$825	$86	$2,825	$1,795
Fees waived on investments held by related parties:
Management fees	$4,443	$4,439	$13,162	$12,829
Incentive income	$397	$318	$1,146	$902
Corporate Aircraft
The Company’s corporate aircraft are used primarily for business purposes. From time to time, certain executive managing directors use the aircraft for personal use. For the three months ended September 30, 2016 and 2015, the Company charged $74 thousand and $322 thousand, respectively, for personal use of the aircraft by certain executive managing directors. For the nine months ended September 30, 2016, and 2015, the Company charged $669 thousand and $890 thousand, respectively, for personal use of the aircraft by certain executive managing directors.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Och-Ziff Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of September 30, 2016, the estimated future payment under the tax receivable agreement was $488.8 million, which is recorded in due to related parties on the consolidated balance sheets.
In September 2016, the Company amended the tax receivable agreement to provide that no amounts will be due or payable under the agreement with respect to the 2015 and 2016 taxable years. As a result, the Company released approximately $91.0 million of previously accrued tax receivable agreement liability, which reduced its deferred income tax assets by $36.9 million. The net impact of $54.1 million was treated as an increase to shareholders’ equity.
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

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
October 1, 2016 through December 31, 2016	$—
2017	—
2018	43,503
2019	45,368
2020	47,958
2021	50,136
Thereafter	301,813
Total Payments	$488,778
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
On September 29, 2016, the Company reached settlements with the DOJ and the SEC, resolving their investigations into the Company’s former private investment business in Africa and a 2007 investment by the Libyan Investment Authority in certain

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

of the Company’s funds. As part of the settlements, the Company entered into a Deferred Prosecution Agreement with the DOJ, and a Company subsidiary, OZ Africa Management GP, LLC (“OZ Africa”), agreed to plead guilty to one count of conspiracy to violate the FCPA. The Company also agreed to settle an administrative proceeding with the SEC involving violations of the FCPA and the Investment Advisers Act. Pursuant to the settlement agreements with the DOJ and the SEC, the Company agreed to pay $412.1 million in penalties and disgorgement and to implement enhanced internal accounting controls and policies, to separate the chief compliance officer from other officer positions, and to engage an independent compliance monitor for three years, subject to early termination or extension.
On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserts claims on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014, and asserts claims under the Securities Exchange Act of 1934. Daniel Och, Joel Frank and Michael Cohen are also named defendants. The amended complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters that were under investigation by the SEC and the DOJ. On March 16, 2015, the Company and Messrs. Och and Frank moved to dismiss the amended complaint. On February 17, 2016, the court entered an order granting the motion to dismiss in part and denying it in part, and dismissed Mr. Cohen from the action. On March 2, 2016, the Company and Messrs. Och and Frank filed a motion for reconsideration requesting that the court reconsider its ruling insofar as it denied the motion to dismiss and further requesting that the court dismiss the amended complaint in its entirety. The motion for reconsideration was denied on May 6, 2016. On March 23, 2016, the Company and Messrs. Och and Frank filed their answer to the amended complaint. Plaintiffs have until November 17, 2016, to file a second amended complaint.
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
On September 2, 2015, a shareholder derivative action was filed in the Supreme Court of the State of New York, County of New York (Kumari v. Och, et al.). The complaint asserts derivative claims on behalf of the Company against all of the Company’s directors and alleges breaches of fiduciary duty and other misconduct with respect to matters that were under investigation by the SEC and the DOJ. On October 23, 2015, the Company’s directors moved to dismiss the complaint. On September 23, 2016, the court entered an order granting the motion to dismiss and dismissing the case in its entirety. The plaintiff’s time to appeal the court’s decision on the motion to dismiss has lapsed.
The Company believes these cases are without merit and intends to defend them vigorously. The Company is unable to reasonably estimate the amount of loss or range of loss possible for these cases.
Investment Commitments
From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds, including the Company if it is an investor in the relevant fund.
The Company has unfunded capital commitments of $19.5 million to certain funds it manages. It expects to fund these commitments over the next five years. In addition, certain of the Company’s executive managing directors, collectively, have capital commitments to funds managed by the Company of up to $39.9 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

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

•
Reorganization expenses related to the 2007 Offerings, equity-based compensation expenses, depreciation and amortization expenses, and loss on asset held for sale, as management does not consider these non-cash expenses to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

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
SEPTEMBER 30, 2016

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
Och-Ziff Funds Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$131,101	$194,825	$433,542	$610,092
Economic Income	$52,725	$106,780	$(229,800)	$369,954
Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(dollars in thousands)
Total consolidated revenues	$148,105	$325,903	$489,105	$980,153
Adjustment to management fees(1)	(8,808)	(75)	(31,362)	(2,652)
Adjustment to incentive income(2)	—	3,338	—	14,511
Other Operations revenues	(7,738)	(7,410)	(22,939)	(20,784)
Income of consolidated Och-Ziff funds	(458)	(126,931)	(1,262)	(361,136)
Economic Income Revenues - Och-Ziff Funds Segment	$131,101	$194,825	$433,542	$610,092
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

Reconciliation of Och-Ziff Funds Economic Income to Net Income (Loss) Allocated to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders—GAAP	$14,285	$17,417	$(133,642)	$48,048
Net income (loss) allocated to the Och-Ziff Operating Group A Units	16,313	43,505	(187,338)	175,239
Equity-based compensation, net of RSUs settled in cash	18,298	27,547	56,311	86,590
Income taxes	9,986	12,422	39,436	119,607
Adjustment for incentive income allocations from consolidated funds subject to clawback	—	(3,384)	—	(40,662)
Allocations to Och-Ziff Operating Group D Units	950	3,247	2,850	14,696
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	2,741	3,813	5,430	7,407
Reorganization expenses	—	4,018	—	12,052
Changes in tax receivable agreement liability	(11,819)	533	(11,990)	(47,893)
Depreciation, amortization and loss on asset held for sale	7,965	2,986	14,947	8,135
Other adjustments	(1,299)	(556)	(2,672)	(446)
Other Operations	(4,695)	(4,768)	(13,132)	(12,819)
Economic Income - Och-Ziff Funds Segment	$52,725	$106,780	$(229,800)	$369,954
17. SUBSEQUENT EVENTS
Preferred Units Offering
On October 5, 2016, the Company completed a $250.0 million issuance and sale of 250,000 Class A Cumulative Preferred Units (the “Preferred Units”) in each of OZ Management LP, OZ Advisors LP and OZ Advisors II LP (each, a subsidiary of the Company and an “Operating Group Entity”), pursuant to a securities purchase agreement, dated September 29, 2016 (the “Purchase Agreement”), to certain of the Company’s executive managing directors, including Daniel S. Och (“the EMD Purchasers”). Pursuant to the Purchase Agreement, the EMD Purchasers agreed to purchase up to a total of 400,000 Preferred Units for an aggregate amount of up to $400.0 million. Up to an additional $150.0 million of Preferred Units are expected to be sold to the EMD Purchasers in January 2017, subject to the satisfaction of certain conditions, including the absence of a material adverse change, the absence of a default or an event of default with respect to the Company’s material agreements and instruments, the receipt by the EMD Purchasers of redemption proceeds from one or more Och-Ziff funds sufficient to purchase the Preferred Units in the subsequent closing, and certain other conditions.
The Preferred Units are a new class of non-voting preferred equity interests in the Operating Group Entities and have an aggregate liquidation preference of $1,000, plus accrued and unpaid distributions. Subject to certain exceptions, unless distributions on the Preferred Units are declared and paid in cash for the then current distribution period and all preceding periods after the initial closing, the Operating Group Entities may not declare or pay distributions on or repurchase any of their equity securities that rank equal with or junior to the Preferred Units. The Company used the proceeds from the Preferred Units issued in October 2016, as well as cash on hand, to pay the $412.1 million in penalties and disgorgement in October 2016 related to the settlements with the SEC and the DOJ discussed in Note 15. The Company expects to use the proceeds from the second closing of the Preferred Units in January 2017 for working capital and general corporate purposes.
Pursuant to the terms of the Preferred Units, distributions on the Preferred Units are payable on the liquidation preference amount on a cumulative basis at an initial distribution rate of 0% per annum until February 19, 2020 (the “Step Up Date”), after which the distribution rate will increase in stages thereafter to a maximum of 10% per annum on and after the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2016

eighth anniversary of the Step Up Date. In addition, following the occurrence of a change of control event, the Operating Group Entities will redeem the Preferred Units at a redemption price equal to the liquidation preference plus all accumulated but unpaid distributions (collectively, the “liquidation value”). For so long as the Operating Group Entities do not redeem all of the outstanding Preferred Units, the distribution rate will increase by 7% per annum, beginning on the 31st day following such change in control. Pursuant to the terms of the Preferred Units, the Operating Group Entities will not be required to effect such redemption until the earlier of (i) 91 days after the maturity date of the Revolving Credit Facility and (ii) the payment in full of all loans and other obligations and the termination of all commitments thereunder.
The Operating Group Entities may, at their option, redeem the Preferred Units at a price equal to: (i) 105% of the liquidation value until the day immediately prior to the Step Up Date; (ii) 103% of the liquidation value thereafter until the day immediately prior to the first anniversary of the Step Up Date; (iii) 101% of the liquidation value thereafter until the day immediately prior to the second anniversary of the Step Up Date; and (iv) thereafter at a price equal to the liquidation value. In addition, from and after March 31, 2020, if the amounts that were distributed to partners of the Operating Group Entities in respect of their equity interests in the Operating Group Entities (other than amounts distributed in respect of tax distributions or certain other distributions) or utilized for repurchase of units by such entities (or which were available but not used for such purposes) for the immediately preceding fiscal year were in excess of $100 million in the aggregate, then an amount equal to 20% of such excess shall be utilized to redeem Preferred Units on a pro rata basis for an amount equal to the liquidation value.
Furthermore, if the average closing price of the Company’s Class A Shares exceeds $15.00 per share for the previous 20 trading days from and after the initial closing date, the Operating Group Entities have agreed to use their reasonable best efforts to redeem all of the outstanding Preferred Units as promptly as practicable. If such event occurs prior to February 19, 2020, the Company has agreed to use its reasonable best efforts to obtain consents from its lenders in order to redeem the Preferred Units as promptly as practicable.
Although the Preferred Units do not have voting rights, the consent of the holders’ committee, which initially consists of Daniel S. Och as sole member, is required to effect (i) any amendment to or waiver of the terms of the Preferred Units or (ii) any amendment to the limited partnership agreement of an Operating Group Entity that would have an adverse effect on any holder of the Preferred Units. Under the terms of the Preferred Units, each Operating Group Entity is prohibited from issuing any equity securities of such Operating Group Entity (or any debt or other securities convertible into equity securities of such Operating Group Entity) the terms of which expressly provide that such securities shall rank equally with, or senior to, the Preferred Units, without the prior written consent of the holders’ committee.
Pursuant to the Purchase Agreement, the Company agreed to reimburse Daniel S. Och and his related entities for their reasonable out-of-pocket legal fees and expenses incurred in connection with the negotiation and execution of the transactions contemplated thereby. These fees totaled $537 thousand, are included within other assets in the Company’s consolidated balance sheets, and were netted against the proceeds of the sale of Preferred Units in October 2016.

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
Overview
FCPA Settlements
On September 29, 2016, we reached settlements with the DOJ and the SEC, resolving their investigations into our former private investment business in Africa and a 2007 investment by the Libyan Investment Authority in certain of our funds.
As part of the settlements, we entered into a Deferred Prosecution Agreement with the DOJ, and our subsidiary OZ Africa agreed to plead guilty to one count of conspiracy to violate the FCPA. We also agreed to settle an administrative proceeding with the SEC involving violations of the FCPA and the Investment Advisers Act. We paid a total of $412.1 million in penalties and disgorgement. This amount was paid in October 2016 using cash on hand and proceeds from the sale of Preferred Units discussed below.
Preferred Units Offering
As discussed in Note 17 to our consolidated financial statements, on September 29, 2016, we entered into the Purchase Agreement with the EMD Purchasers. Pursuant to the Purchase Agreement, the EMD Purchasers agreed to purchase up to $400.0 million of Preferred Units. On October 5, 2016, we sold $250.0 million of the Preferred Units to the EMD Purchasers. Up to an additional $150.0 million of Preferred Units are expected to be sold to the EMD Purchasers in January 2017, subject to the satisfaction of certain conditions. We used the proceeds from the Preferred Units issued in October 2016, as well as cash on hand, to pay the $412.1 million in penalties and disgorgement related to the settlements with the SEC and the DOJ discussed above. We expect to use the proceeds from the second sale of the Preferred Units in January 2017 for working capital and general corporate purposes. See Note 17 for details regarding the terms of the Preferred Units.
Deconsolidation on Adoption of ASU 2015-02
As a result of the adoption of ASU 2015-02, we deconsolidated the majority of our previously consolidated funds. This resulted in a substantial decrease in assets of consolidated Och-Ziff funds, liabilities of consolidated Och-Ziff funds, redeemable noncontrolling interests, appropriated retained deficit and shareholders’ equity attributable to non-controlling interests in our consolidated balance sheet. Additionally, the deconsolidation has caused a significant decrease in the amount of income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, and net gains of consolidated Och-Ziff funds in our consolidated statement of comprehensive income (loss). Management fees and incentive income from the previously consolidated funds are also no longer eliminated in consolidation.
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
The net impact on our results is that incentive income from these funds will now be recognized when such amounts are no longer subject to clawback. Prior to deconsolidation, incentive income from these previously consolidated funds was recognized by allocating a portion of the net income of these funds to us rather than to the fund investors (noncontrolling interests) based on the contractual terms of the relevant fund agreements. This resulted in incentive income being recognized that was subject to clawback in the event of future losses in the respective funds.
The adoption of ASU 2015-02 and the resulting deconsolidation of the majority of the previously consolidated funds had no impact on our Economic Income or other non-GAAP measures discussed throughout this MD&A.

Overview of Our Financial Results
For the third quarter of 2016, we reported GAAP net income allocated to Class A Shareholders of $14.3 million, compared to net income of $17.4 million for the third quarter of 2015, and net loss of $133.6 million for the first nine months of 2016, compared to net income of $48.0 million for the first nine months of 2015. The decrease for the quarter to date period was driven by lower management fees and incentive income, partially offset by a decrease in operating expenses and income taxes. The decrease for the year to date period was primarily driven by the FCPA settlements liability of $412.1 million accrued in the first nine months of 2016. In addition, lower management fees and incentive income and higher non-compensation expenses, partially offset by lower income taxes and lower compensation and benefits, also contributed to the year-over-year decrease.
For the third quarter of 2016, we reported Economic Income for the Company of $57.4 million, compared to $111.5 million for the third quarter of 2015, and a net loss on an Economic Income basis of $216.7 million for the first nine months of 2016, compared to net income of $382.8 million for the first nine months of 2015. The decrease for the quarter to date period was driven by lower management fees and incentive income, partially offset by lower non-compensation expenses. The decrease for the year to date period was primarily driven by the FCPA settlements liability of $412.1 million accrued in the first nine months of 2016. In addition, lower management fees and incentive income, as well as higher operating expenses also contributed to the year-over-year decrease. Economic Income for the Company is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $39.3 billion as of September 30, 2016. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $16.4 billion, or 42%, of our total assets under management as of September 30, 2016. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $15.9 billion, comprising 41% of assets under management as of September 30, 2016.
Assets under management in our multi-strategy products totaled $23.4 billion as of September 30, 2016. OZ Master Fund, our largest multi-strategy fund, generated a gross return of 2.7% and a net return of 1.1% year-to-date through September 30, 2016. On a gross basis, performance-related depreciation in long/short equity special situations was more than offset by strong positive performance in merger arbitrage, convertible and derivative arbitrage and credit-related strategies. Assets under management for the fund were $19.8 billion as of September 30, 2016. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the OZ Master Fund.
Assets under management in our dedicated credit products totaled $12.5 billion as of September 30, 2016. Assets under management in our opportunistic credit funds were $5.3 billion as of September 30, 2016. OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 13.1% and a net return of 11.4% year-to-date through September 30, 2016. On a gross basis, performance was driven by the fund’s U.S. portfolio. Assets under management for the fund were $1.7 billion as of September 30, 2016. Assets under management in Institutional Credit Strategies, our asset management platform that invests in performing credits, were $7.3 billion as of September 30, 2016.
Assets under management in our real estate funds totaled $2.1 billion as of September 30, 2016. Since inception, Och-Ziff Real Estate Fund II, which finished its investment period in 2014, has generated a net internal rate of return (“IRR”) of 21.8% through September 30, 2016 and a gross multiple of invested capital (“MOIC”) of 1.8x.
Market Environment
Our ability to successfully generate consistent, positive, absolute returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each strategy may be materially affected by conditions in the global markets.
Financial markets rallied sharply at the beginning of the third quarter of 2016 after the period of uncertainty leading up to and following the outcome of the U.K. referendum on E.U. membership at the end of the second quarter. In general, global financial markets rose during the third quarter of 2016, with the MSCI World Index generating positive performance. Regional equity market performance was also positive during the third quarter of 2016, with major indices in the U.S., Europe and Asia all posting gains.

In the U.S., equity markets rallied sharply to begin the third quarter, with the S&P 500 closing at a new record high in July and the yield on the 10-year U.S. Treasury reaching an all-time low early in the month. July saw U.S. macroeconomic data and second quarter corporate earnings were generally better than expected. August was far calmer than July, which was reflected in the low realized volatility during the month. U.S. equity markets remained heavily influenced by interest rates in August. While the S&P 500 barely moved during August, the sell-off in the 10-year U.S. Treasury drove notable sector dispersion, as yield-sensitive sectors, such as Utilities and Telecommunications, underperformed and Financials outperformed. September proved to be another volatile month for U.S. equity markets, in terms of both macroeconomic news and price action, but by month-end the S&P 500 and the yield on the 10-year U.S. Treasury were effectively unchanged.
In Europe, financial markets rallied sharply in July, largely brushing off the period of macroeconomic volatility following the outcome of the U.K. referendum. August and September proved to be much more volatile months in Europe, with major indices in the region experiencing sharp swings. The post-U.K. referendum investing environment in Europe is expected to be fraught with political risks and uncertainty over the next 12 months, particularly with the anticipated referendum in Italy and the general elections in Germany and France.
Similar to the U.S. and Europe, equity markets in Asia rose sharply in July as concerns surrounding the U.K. referendum were ultimately shrugged off amidst improving global economic data and the generally dovish policy outlook. In August, the economic environment in China was comparably stable, as we observed steady consumer data and a rebound in industrial activity in the region. Consequently, equity markets in China continued to rally sharply in August. Markets in Japan also remained strong in August, attributable in part to the ETF buying program implemented by the Bank of Japan in late July. In September, the Bank of Japan announced that it would target rates while keeping its negative interest rate policy (NIRP) unchanged - a notable shift in policy and a significant macroeconomic development in the region.
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
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific events that occur at the Company, we could experience increased redemptions and a consequent reduction in our assets under management. Recently, our assets under management have declined and we believe this trend will likely continue to some extent for some period of time in light of the recently settled FCPA matter, as well as the current redemption trend in the hedge fund industry.

Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. Prior to our IPO, we did not charge management fees or earn incentive income on these investments. Following our IPO, we began charging management fees and earning incentive income on new investments made in our funds by our executive managing directors and certain other related parties, including the reinvestment by our executive managing directors of their after-tax proceeds from the 2007 Offerings. However, in January 2015, we began to waive management fees and incentive income on new investments by our executive managing directors and certain other related parties. As of September 30, 2016, approximately 7% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 51% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended September 30, 2016
	June 30, 2016	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2016

	(dollars in thousands)
Multi-strategy funds	$26,094,394	$(3,452,066)	$—	$735,076	$23,377,404
Credit
Opportunistic credit funds	5,192,756	(11,375)	(206,973)	301,937	5,276,345
Institutional Credit Strategies	7,245,508	15,432	—	4,871	7,265,811
Real estate funds	2,213,821	8,494	(76,620)	(838)	2,144,857
Other	1,233,959	20,895	(50,284)	34,794	1,239,364
Total	$41,980,438	$(3,418,620)	$(333,877)	$1,075,840	$39,303,781

	Three Months Ended September 30, 2015
	June 30, 2015	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2015

	(dollars in thousands)
Multi-strategy funds	$32,990,458	$(1,583,355)	$—	$(1,926,127)	$29,480,976
Credit
Opportunistic credit funds	5,084,611	7,860	(99,100)	(136,027)	4,857,344
Institutional Credit Strategies	6,567,980	489,567	—	2,571	7,060,118
Real estate funds	2,003,552	13,246	(72,363)	(3,678)	1,940,757
Other	1,323,313	(3,475)	—	(81,092)	1,238,746
Total	$47,969,914	$(1,076,157)	$(171,463)	$(2,144,353)	$44,577,941

	Nine Months Ended September 30, 2016
	December 31, 2015	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2016

	(dollars in thousands)
Multi-strategy funds	$29,510,248	$(6,213,273)	$—	$80,429	$23,377,404
Credit
Opportunistic credit funds	5,383,629	(54,727)	(495,373)	442,816	5,276,345
Institutional Credit Strategies	7,241,680	29,608	—	(5,477)	7,265,811
Real estate funds	2,048,559	239,489	(137,985)	(5,206)	2,144,857
Other	1,310,745	(553)	(50,284)	(20,544)	1,239,364
Total	$45,494,861	$(5,999,456)	$(683,642)	$492,018	$39,303,781

	Nine Months Ended September 30, 2015
	December 31, 2014	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2015

	(dollars in thousands)
Multi-strategy funds	$34,100,390	$(4,184,040)	$—	$(435,374)	$29,480,976
Credit
Opportunistic credit funds	5,098,600	424,314	(636,290)	(29,280)	4,857,344
Institutional Credit Strategies	5,166,734	1,884,714	—	8,670	7,060,118
Real estate funds	2,022,399	77,247	(155,304)	(3,585)	1,940,757
Other	1,146,292	87,657	(1)	4,798	1,238,746
Total	$47,534,415	$(1,710,108)	$(791,595)	$(454,771)	$44,577,941
In the nine months ended September 30, 2016, our funds experienced performance-related appreciation of $492.0 million and net outflows of $6.0 billion, which was comprised of $732.6 million of gross inflows and $6.7 billion of gross outflows due to redemptions. We also had $683.6 million in distributions and other reductions, which were primarily related to investors in our closed-end opportunistic credit and real estate funds. Excluding CLOs, pensions and fund-of-funds were the largest sources of our gross inflows, while fund-of-funds, pensions and private banks were our largest sources of gross outflows during the first nine months of 2016. While we expect fourth quarter redemptions to remain somewhat elevated due to the FCPA settlements, there are several other factors that we believe will likely influence redemptions beyond just the settlements. The hedge fund industry overall is in the midst of a redemption cycle and there is also seasonality that can cause year-end redemptions to be higher as fund investors rebalance their investment portfolio allocations.
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
Weighted-Average Assets Under Management and Average Management Fee Rate
The table below presents our weighted-average assets under management and the average management fee rate. Weighted-average assets under management exclude the impact of third quarter investment performance for the periods presented, as these amounts do not impact management fees calculated for the periods presented. The average management fee rate takes into account the effect of non-fee paying assets under management, as well as our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and the other alternative investment vehicles we manage, which generally pay lower management fees than our multi-strategy products, consistent with the market convention for these asset classes. Please see the respective sections below for average management fee rates by fund type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(dollars in thousands)
Weighted-average assets under management	$38,794,212	$46,650,675	$41,640,771	$46,780,723
Average management fee rate	1.23%	1.38%	1.27%	1.41%
The decline in our average management fee rate for the periods presented occurred primarily because of a change in the mix of products that comprise our assets under management. Specifically, the rate decline was driven primarily by lower assets under management in our multi-strategy funds as a percentage of our total assets under management. Our average management fee will vary from period to period based on the mix of products that comprise our assets under management.

Effective October 1, 2016, we reduced the management fee rate for existing fund investors in virtually all of our multi-strategy assets under management. We began the fourth quarter with an average management fee rate of approximately 1.01% of our total assets under management, which is also reflective of the change in mix of products that comprise our assets under management due to redemptions from our multi-strategy funds during the third quarter of 2016. As a result, we expect management fees to decline in the near-term. We made this change to our management fee rates to further strengthen the relationships we have with our clients, with whom we have built a strong partnership over many years. We also want to ensure that we remain competitive on management fees, which have been gradually trending down for the hedge fund industry. We did not adjust our incentive income rate, which remains unchanged at 20%.
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 1.00% to 2.50% of assets under management. For the three months ended September 30, 2016, our multi-strategy funds had an average management fee rate of 1.61%. We expect this rate to decline in the fourth quarter of 2016 due to the management fee rate reductions for existing investors in our multi-strategy funds. See “—Weighted-Average Assets Under Management and Average Management Fee Rate” above for additional information.
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

	Assets Under Management as of September 30,		Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2016
			2016		2015
	2016	2015	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
OZ Master Fund(1)	$19,777,558	$24,307,461	2.7%	1.1%	-0.7%	-2.1%	16.9%	(1)	11.8%	(1)
OZ Asia Master Fund	1,018,175	1,135,619	-2.1%	-3.4%	4.6%	2.8%	9.3%		5.3%
OZ Europe Master Fund	467,741	886,764	2.5%	1.2%	5.9%	3.7%	11.7%		7.7%
OZ Enhanced Master Fund	824,597	1,116,080	4.0%	2.3%	-2.7%	-4.1%	10.9%		7.0%
Och-Ziff European Multi-Strategy UCITS Fund	149,286	373,139	-3.5%	-4.9%	6.7%	4.1%	4.4%		1.6%
Other funds	1,140,047	1,661,913	n/m	n/m	n/m	n/m	n/m		n/m
	$23,377,404	$29,480,976
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Och-Ziff Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the OZ Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in OZ Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of September 30, 2016, the gross and net annualized returns since the OZ Master Fund’s inception on January 1, 1998 were 12.9% and 8.7%, respectively.

The $6.1 billion, or 21%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $6.7 billion, primarily from the OZ Master Fund. Partially offsetting the decrease was $644.9 million of performance-related appreciation. The largest sources of gross outflows from our multi-strategy funds were attributable to fund-of-funds, pensions and private banks. As discussed above, while we expect fourth quarter redemptions to remain somewhat elevated due to the FCPA settlements, there are several other factors that we believe will likely influence redemptions beyond just the settlements. The hedge fund industry overall is in the midst of a redemption cycle and there is also seasonality that can cause year-end redemptions to be higher as fund investors rebalance their investment portfolio allocations.
For the first nine months of 2016, the OZ Master Fund generated a gross return of 2.7% and a net return of 1.1%. On a gross basis, performance-related depreciation in long/short equity special situations was more than offset by strong positive performance in merger arbitrage, convertible and derivative arbitrage and credit-related strategies.
Despite a challenging start to 2016, OZ Master Fund saw the positive momentum that began in the second quarter carry into the third quarter. In particular, we saw share prices continue to react sensibly to fundamental news and events, a dynamic that contributed to improved performance in OZ Master Fund’s long/short equity special situations strategy during the third quarter. While market dynamics could shift again, the environment appears to be more accommodating to fundamental investing.
OZ Master Fund’s merger arbitrage, convertible and derivative arbitrage, corporate credit and structured credit strategies have each generated strong year-to-date gains through September 30, 2016. In merger arbitrage, certain transactions in which OZ Master Fund participated closed during the third quarter, contributing to the strategy’s year-to-date gross return of +1.3%. Convertible and derivative arbitrage generated a gross return of +0.5% during the third quarter, driven by gains in convertible arbitrage positions, commodity-related volatility, commodity spreads and index volatility spread trades. Year-to-date, convertible and derivative arbitrage has generated a gross return of +1.3%. In OZ Master Fund’s credit-related strategies, widening credit spreads and certain event-driven situations added +0.4% to the gross return within corporate credit during the third quarter, while in structured credit, a +0.9% gross return during the quarter was attributable to the realization of recoveries in certain of our idiosyncratic situations. Year-to-date, the corporate credit and structured credit strategies are each up +1.2% on a gross basis. Long/short equity special situations generated a gross return of +1.9% during the quarter, recovering some of its year-to-date losses, with gains being driven largely by favorable, idiosyncratic catalysts and developments in a number of positions, rather than by market factors. Year-to-date, performance in long/short equity special situations was -2.3%.
We continue to actively monitor OZ Master Fund’s capital allocations across investment strategies and geographies. Long/short equity special situations strategy has remained the largest allocation in OZ Master Fund this year. This allocation is not reflective of a strong directional view of the current market. We believe this is an environment in which disciplined, bottom-up investment selection is the best approach to generating returns.
For the first nine months of 2015, the OZ Master Fund generated a gross return of -0.7% and net return of -2.1%, driven primarily by performance in credit-related strategies and long/short equity special situations.
Credit

	Assets Under Management as of September 30,
	2016	2015

	(dollars in thousands)
Opportunistic credit funds	$5,276,345	$4,857,344
Institutional Credit Strategies	7,265,811	7,060,118
	$12,542,156	$11,917,462
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.50% to 1.75% of the net asset value of these funds. See “—Understanding Our Results—Incentive Income” for additional information, including the recognition of incentive income for funds that we consolidate. For the three months ended September 30, 2016, our opportunistic credit funds had an average management fee rate of 0.88%.
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

	Assets Under Management as of September 30,		Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2016
	2016	2015	2016		2015
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
OZ Credit Opportunities Master Fund	$1,728,712	$1,527,555	13.1%	11.4%	-1.8%	-2.5%	16.9%	12.5%
Customized Credit Focused Platform	2,630,186	1,775,852	15.6%	11.8%	0.8%	0.4%	19.4%	14.6%
Closed-end opportunistic credit funds	458,102	1,013,205	See below for return information on our closed-end opportunistic credit funds.
Other funds	459,345	540,732	n/m	n/m	n/m	n/m	n/m	n/m
	$5,276,345	$4,857,344
_______________
n/m not meaningful
The $419.0 million year-over-year increase in our opportunistic credit funds was due to capital net inflows of $642.1 million, primarily into the Customized Credit Focused Platform, and $363.2 million of performance-related appreciation, partially offset by distributions and other reductions of $586.3 million related to our closed-end opportunistic credit funds. For the first nine months of 2016, the OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 13.1% and a net return of 11.4%. On a gross basis, performance was driven by the fund’s U.S. portfolio.
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

	Assets Under Management as of September 30,		Inception to Date as of September 30, 2016
					IRR
	2016	2015	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
OZ European Credit Opportunities Fund (2012-2015)(5)	$110,418	$283,881	$459,600	$305,487	16.6%	12.5%	1.5 x
OZ Structured Products Domestic Fund II (2011-2014)(5)	156,860	307,138	326,850	326,850	18.7%	14.4%	1.8 x
OZ Structured Products Offshore Fund II (2011-2014)(5)	158,404	274,577	304,531	304,531	15.8%	11.9%	1.6 x
OZ Structured Products Offshore Fund I (2010-2013)(5)	11,573	25,365	155,098	155,098	24.0%	19.2%	2.1 x
OZ Structured Products Domestic Fund I (2010-2013)(5)	7,901	15,534	99,986	99,986	22.9%	18.3%	2.0 x
Other funds	12,946	106,710	298,250	268,250	n/m	n/m	n/m
	$458,102	$1,013,205	$1,644,315	$1,460,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of September 30, 2016, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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

Institutional Credit Strategies
Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs and other customized solutions for clients. For the three months ended September 30, 2016, our Institutional Credit Strategies products had an average management fee rate of 0.39%.

			Assets Under Management as of September 30,
	Closing Date	Initial Deal Size	2016	2015

		(dollars in thousands)
CLOs:
OZLM I	July 19, 2012	$510,700	$497,908	$506,324
OZLM II	November 1, 2012	560,100	513,343	517,966
OZLM III	February 20, 2013	653,250	612,283	614,150
OZLM IV	June 27, 2013	600,000	541,515	543,673
OZLM V	December 17, 2013	501,250	469,042	471,084
OZLM VI	April 16, 2014	621,250	597,638	593,404
OZLM VII	June 26, 2014	824,750	796,600	796,767
OZLM VIII	September 9, 2014	622,250	596,991	596,580
OZLM IX	December 22, 2014	510,208	495,255	495,900
OZLM XI	March 12, 2015	510,500	491,540	491,450
OZLM XII	May 28, 2015	565,650	547,914	546,435
OZLM XIII	August 6, 2015	511,600	496,370	493,012
OZLM XIV	December 21, 2015	507,420	497,179	—
		7,498,928	7,153,578	6,666,745
Other funds	n/a	n/a	112,233	393,373
		$7,498,928	$7,265,811	$7,060,118
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
The year-over-year increase in assets under management was driven primarily by the launch of an additional CLO.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.75% to 1.50% of assets under management. For the three months ended September 30, 2016, our real estate funds had an average management fee rate of 0.97%.
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

	Assets Under Management as of September 30,
	2016	2015

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$16,554	$35,664
Och-Ziff Real Estate Fund II	307,108	349,860
Och-Ziff Real Estate Fund III	1,455,032	1,447,096
Och-Ziff Real Estate Credit Fund I	285,522	—
Other funds	80,641	108,137
	$2,144,857	$1,940,757

	Inception to Date as of September 30, 2016
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$385,351	$796,888	25.2%	15.6%	2.1x	$372,720	$790,662	26.5%	2.1x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	735,695	1,327,828	33.8%	21.8%	1.8x	552,240	1,106,207	39.6%	2.0x
Och-Ziff Real Estate Fund III(8) (2014-2019)	1,500,000	415,154	480,495	n/m	n/m	n/m	—	—	n/m	n/m
Och-Ziff Real Estate Credit Fund I(8) (2015-2019)	323,225	76,969	81,033	n/m	n/m	n/m	22,419	26,483	n/m	n/m
Other funds	215,348	65,095	111,011	n/m	n/m	n/m	39,848	92,436	n/m	n/m
	$3,286,162	$1,678,264	$2,797,255				$987,227	$2,015,788

	Unrealized Investments as of September 30, 2016
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$12,631	$6,226	0.5x
Och-Ziff Real Estate Fund II (2011-2014)(7)	183,455	221,621	1.2x
Och-Ziff Real Estate Fund III (2014-2019)(8)	415,154	480,495	n/m
Och-Ziff Real Estate Credit Fund I (2015-2019)(8)	54,550	54,550	n/m
Other funds	25,247	18,575	n/m
	$691,037	$781,467
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of September 30, 2016. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of September 30, 2016.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of September 30, 2016, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
The $204.1 million year-over-year increase in assets under management in our real estate funds was driven primarily by additional commitments to Och-Ziff Real Estate Credit Fund I, partially offset by distributions primarily related to Och-Ziff Real Estate Fund II.
Other
Our other assets under management are comprised of funds that are generally strategy-specific, including our equity, Africa and energy funds. Management fees for these funds range from 0.75% to 2.25% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the three months ended September 30, 2016, our other funds had an average management fee rate of 0.97%. Incentive income for our equity funds is generally 20% of realized and unrealized annual profits attributable to each investor. Incentive income related to the Africa and energy funds is generally 20% of cumulative realized profits attributable to each investor, and is subject to hurdle rates (generally 8%). Incentive income for the Africa and energy funds is generally not recognized as revenue until at or near the end of the life of the fund when it is no longer subject to clawback. See “—Understanding Our Results—Incentive Income” for additional information.
Longer-Term Assets Under Management
As of September 30, 2016, approximately 42% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the gross amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues, as we recognize incentive income at the end of the commitment period when amounts are no longer subject to clawback. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	September 30, 2016
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$2,623,669	$23,029
Credit
Opportunistic credit funds	4,147,836	155,823
Institutional Credit Strategies	7,223,923	—
Real estate funds	2,144,857	121,079
Other	289,667	337
	$16,429,952	$300,268

We recognize incentive income on our longer-term assets under management in our multi-strategy funds and open-end opportunistic credit funds at the end of their respective commitment periods, which are generally three to five years. We expect the commitment period with respect to approximately 13% and 10% of the longer-term assets under management in our multi-strategy and open-end opportunistic credit funds, respectively, to mature during the fourth quarter of 2016. Incentive income related to assets under management in our closed-end opportunistic credit funds and our real estate funds is generally recognized at or near the end of the life of each fund. These funds generally begin to make distributions after the conclusion of their respective investment period, as presented in the tables above. However, these investment periods may generally be extended for an additional one to two years.
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. See “—Weighted-Average Assets Under Management and Average Management Fee Rate” for information on our average management fee rate.
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
In addition to assets under management subject to one-year commitment periods, approximately $16.4 billion, or 42%, of our assets under management as of September 30, 2016 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and certain other multi-strategy funds, as well as assets in our opportunistic credit funds, Institutional Credit Strategies products, real estate funds and other alternative investment vehicles we manage. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs within Institutional Credit Strategies, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.
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
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding under the 4.50% Senior Notes issued in November 2014 (the “Senior Notes”). We also have indebtedness outstanding under a secured multiple draw term loan agreement entered into in February 2014 to finance installment payments made toward the purchase of a new corporate aircraft that was delivered to us in February 2015 (the “Aircraft Loan”). Interest expense related to the Aircraft Loan was capitalized and, therefore, not included in interest expense prior to aircraft delivery. Following aircraft delivery in 2015, interest on the Aircraft Loan is fixed at 3.22% per annum. In April 2016, we borrowed $120.0 million pursuant to our revolving credit facility (the “Revolving Credit Facility”) at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus 0% to 1.00%. See “—Liquidity and Capital Resources—Debt Obligations” for additional information.
General, Administrative and Other. General, administrative and other expenses are related to recurring placement and related service fees, occupancy and equipment, professional services, information processing and communications, insurance, business development, changes in our tax receivable agreement liability and other miscellaneous expenses. In addition, the $412.1 million FCPA settlements liability accrued for in the first nine months of 2016 is also included in this line item.
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
Results of Operations
As previously discussed, the deconsolidation of the majority of our funds upon the adoption of ASU 2015-02 on January 1, 2016, caused a significant decrease in the amount of income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, and net gains of consolidated Och-Ziff funds in our consolidated statements of comprehensive income (loss). Management fees and incentive income from the previously consolidated funds are also no longer eliminated in consolidation. The net impact to our results is that incentive income from these funds will now be recognized when such amounts are no longer subject to clawback. Prior to deconsolidation, incentive income from these previously consolidated funds was recognized by allocating a portion of the net income of these funds to us rather than to the fund investors (noncontrolling interests) based on the contractual terms of the relevant fund agreements. This resulted in incentive income being recognized that was subject to clawback in the event of future losses in the respective funds.

See “—Economic Income Analysis” for a discussion of our results on an Economic Income basis, which excludes the effects of the consolidated funds.
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Management fees	$128,513	$162,778	$428,822	$496,207
Incentive income	18,754	35,615	57,477	121,262
Other revenues	380	579	1,544	1,548
Income of consolidated Och-Ziff funds	458	126,931	1,262	361,136
Total Revenues	$148,105	$325,903	$489,105	$980,153
Total revenues for the quarter-to-date period decreased by $177.8 million, primarily due to the following:

•	A $126.5 million decrease in income of consolidated Och-Ziff funds, primarily as a result of the deconsolidation of the majority of our funds during the first quarter of 2016.

•
A $34.3 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds. This decline in our multi-strategy funds impacted the mix of products that comprise our assets under management, resulting in a lower year-over-year average management fee rate. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate. Also affecting the year-over-year variance are management fees for certain previously consolidated funds that were eliminated in consolidation in the prior-year period. See “Economic Income Analysis” for a discussion of our management fees that excludes the effects of eliminations in consolidation.

•	A $16.9 million decrease in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $33.3 million decrease in incentive income from our multi-strategy funds was due to: (i) a $14.5 million decrease related to fund investor redemptions; (ii) an $11.0 million decrease related to assets subject to a one-year measurement period; and (iii) a $7.8 million decrease related to longer-term assets under management.

◦	Opportunistic credit funds. A $5.6 million increase in incentive income from our opportunistic credit funds, primarily due to realizations from our closed-end opportunistic credit funds.

◦	Real estate funds. A $10.2 million increase in incentive income from our real estate funds, primarily due to a realization event in one of our real estate co-investment vehicles.
Total revenues for the year-to-date period decreased by $491.0 million, primarily due to the following:

•	A $359.9 million decrease in income of consolidated Och-Ziff funds, primarily as a result of the deconsolidation of the majority of our funds during the first quarter of 2016.

•
A $67.4 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds. This decline in our multi-strategy funds impacted the mix of products that comprise our assets under management, resulting in a lower year-over-year average management fee rate. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate. Also affecting the year-over-year variance are management fees for certain previously consolidated funds that were eliminated in consolidation in the prior-year period. See “Economic Income Analysis” for a discussion of our management fees that excludes the effects of eliminations in consolidation.

•	A $63.8 million decrease in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $77.3 million decrease in incentive income from our multi-strategy funds was due to: (i) a $29.9 million decrease related to fund investor redemptions; (ii) a $21.7 million decrease related to assets subject to a one-year measurement period; (iii) a $15.5 million decrease related to lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period; and (iv) a $10.2 million decrease related to longer-term assets under management.

◦	Opportunistic credit funds. Incentive income from our opportunistic credit funds remained relatively flat period over period.

◦
Real estate funds. A $13.5 million increase in incentive income from our real estate funds due a realization event in one of our real estate co-investment vehicles, as well as an increase in incentive income from Och-Ziff Real Estate Fund I. Amounts earned from Och-Ziff Real Estate Fund I were eliminated in consolidation in the prior year period. This fund was deconsolidated on January 1, 2016 upon the adoption of ASU 2015-02.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Compensation and benefits	$57,758	$70,602	$169,762	$211,895
Reorganization expenses	—	4,018	—	12,052
Interest expense	6,129	5,383	17,452	16,033
General, administrative and other	44,306	65,484	584,331	127,332
Expenses of consolidated Och-Ziff funds	17	82,576	316	220,847
Total Expenses	$108,210	$228,063	$771,861	$588,159
Total expenses for the quarter-to-date period decreased by $119.9 million, primarily due to the following:

•	An $82.6 million decrease in expenses of consolidated Och-Ziff funds, primarily as a result of the deconsolidation of the majority of our funds during the first quarter of 2016.

•
A $21.2 million decrease in general, administrative and other expenses driven primarily by the following: (i) $12.4 million decrease in change in tax receivable agreement liability expense due to updated estimated future income tax savings at the state and local level resulting from an enacted change in tax law (see income tax discussion below); (ii) a $5.2 million decrease in professional fees; (iii) a $3.7 million decrease in recurring placement and related service fees due to lower assets under management subject to these arrangements; (iv) a $2.2 million decrease in the estimated FCPA settlements liability; and (v) an offsetting $4.4 million loss in the current year period related to one of our corporate aircraft that was reclassified as held for sale during the third quarter of 2016 (see Note 8 of our consolidated financial statements).

•
A $12.8 million decrease in compensation and benefits expenses, primarily driven by the following: (i) a $9.2 million decrease in equity-based compensation expense due to a lower average grant date fair value and a lower number of RSUs being amortized; (ii) a $2.3 million decrease in allocations to Och-Ziff Operating Group D Units due to lower profitability of the Och-Ziff Operating Group; and (iii) a $1.6 million decrease in salaries and benefits, primarily due to a lower number of employees in the current year period. Our global headcount was 548 as of September 30, 2016, as compared to 657 as of September 30, 2015.

Total expenses for the year-to-date period increased by $183.7 million, primarily due to the following:

•
A $457.0 million increase in general, administrative and other expenses, primarily driven by: (i) the $412.1 million FCPA settlements liability accrued over the first nine months of 2016; (ii) a $35.9 million increase in change in tax receivable agreement liability expense due to updated estimated future income tax savings at the state and local level

(see income tax discussion below); (iii) a $9.8 million increase in professional fees primarily due to increased expenses associated with the FCPA investigation; (iv) a $4.4 million loss in the current year period related to one of our corporate aircraft that was reclassified as held for sale during the third quarter of 2016 (see Note 8 of our consolidated financial statements); and (v) an offsetting $6.1 million decrease in recurring placement and related service fees due to lower assets under management subject to these arrangements.

•	A $220.5 million offsetting decrease in expenses of consolidated Och-Ziff funds, primarily as a result of the deconsolidation of the majority of our funds during the first quarter of 2016.

•
A $42.1 million offsetting decrease in compensation and benefits expenses, driven by the following: (i) a $30.3 million decrease in equity-based compensation expense due to a lower average grant date fair value and a lower number of RSUs being amortized; and (ii) an $11.8 million decrease in allocations to Och-Ziff Operating Group D Units due to lower profitability of the Och-Ziff Operating Group.

Other Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net gains (losses) on investments in Och-Ziff funds and joint ventures	$803	$(146)	$1,302	$43
Net gains (losses) of consolidated Och-Ziff funds	821	(20,627)	2,182	21,859
Total Other Income (Loss)	$1,624	$(20,773)	$3,484	$21,902
Total other income for the quarter-to-date and year-to-date periods increased by $22.4 million and decreased by $18.4 million, respectively, primarily due to the deconsolidation of the majority of our funds during the first quarter of 2016.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Income taxes	$9,986	$12,422	$39,436	$119,607
Income tax expense for the quarter-to-date period decreased by $2.4 million, primarily due to lower management fees and incentive income generated during the 2016 comparative period. Income tax expenses for the year-to-date period decreased by $80.2 million, primarily due to higher deferred tax expense in the prior year, resulting from an enacted change in tax law that changed the methodology used for local income tax apportionment, which resulted in a revaluation of our deferred income tax assets.

Net Income (Loss) Allocated to Noncontrolling Interests
The following table presents the components of the net income (loss) allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Och-Ziff Operating Group A Units	$16,313	$43,505	$(187,338)	$175,239
Consolidated Och-Ziff funds	—	35,266	262	94,723
Other	257	200	209	384
Total	$16,570	$78,971	$(186,867)	$270,346

Redeemable noncontrolling interests	$678	$(31,743)	$1,801	$(24,105)
Net income allocated to noncontrolling interests for the quarter-to-date period decreased by $62.4 million, primarily due to the following:

•	A $35.3 million decrease in the net income allocated to the consolidated Och-Ziff funds due to the deconsolidation of the majority of our funds during the first quarter of 2016.

•	A $27.2 million decrease in the net income allocated to the Och-Ziff Operating Group A Units, primarily due to lower management fees and incentive income, partially offset by lower operating expenses.
Net (loss) income allocated to noncontrolling interests for the year-to-date period decreased by $457.2 million, primarily due to the following:

•
A $362.6 million decrease in the net (loss) income allocated to the Och-Ziff Operating Group A Units, primarily driven by the $412.1 million FCPA settlements liability accrual recorded in the first nine months of 2016. In addition, lower management fees and incentive income and higher non-compensation expenses, partially offset by lower compensation and benefits, also contributed to the decrease.

•	A $94.5 million decrease in the net income allocated to the consolidated Och-Ziff funds due to the deconsolidation of the majority of our funds during the first quarter of 2016.
Net Income (Loss) Allocated to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income (loss) allocated to Class A Shareholders	$14,285	$17,417	$(133,642)	$48,048
Net income allocated to Class A Shareholders for the quarter-to-date period decreased by $3.1 million, primarily driven by the lower management fees and incentive income, partially offset by a decrease in operating expenses and income taxes in the third quarter of 2016.
Net (loss) income allocated to Class A Shareholders for the year-to-date period decreased by $181.7 million, primarily driven by the $412.1 million FCPA settlements liability accrual recorded in the first nine months of 2016. In addition, lower management fees and incentive income and higher non-compensation expenses, partially offset by lower income taxes and lower compensation and benefits, also contributed to the year-over-year decrease.
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

Economic Income Revenues (Non-GAAP)

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$114,521	$5,184	$119,705	$157,346	$5,357	$162,703
Incentive income	16,202	2,552	18,754	36,907	2,046	38,953
Other revenues	378	2	380	572	7	579
Total Economic Income Revenues	$131,101	$7,738	$138,839	$194,825	$7,410	$202,235
Economic Income revenues for the quarter-to-date period decreased by $63.4 million, primarily due to the following:

•
A $43.0 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds. This decline in our multi-strategy funds impacted the mix of products that comprise our assets under management, resulting in a lower year-over-year average management fee rate. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $20.2 million decrease in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $33.3 million decrease in incentive income from our multi-strategy funds was due to: (i) a $14.5 million decrease related to fund investor redemptions; (ii) an $11.0 million decrease related to assets subject to a one-year measurement period; and (iii) a $7.8 million decrease related to longer-term assets under management.

◦	Opportunistic credit funds. A $5.6 million increase in incentive income from our opportunistic credit funds, primarily due to realizations from our closed-end opportunistic credit funds.

◦	Real estate funds. An $8.2 million increase in incentive income from our real estate funds, primarily due to a realization event in one of our real estate co-investment vehicles.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$381,904	$15,556	$397,460	$478,597	$14,958	$493,555
Incentive income	50,105	7,372	57,477	129,972	5,801	135,773
Other revenues	1,533	11	1,544	1,523	25	1,548
Total Economic Income Revenues	$433,542	$22,939	$456,481	$610,092	$20,784	$630,876
Economic Income revenues for the year-to-date period decreased by $174.4 million, primarily due to the following:

•
A $96.1 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds. This decline in our multi-strategy funds impacted the mix of products that comprise our assets under management, resulting in a lower year-over-year average management fee rate. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $78.3 million decrease in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $77.3 million decrease in incentive income from our multi-strategy funds was due to: (i) a $29.9 million decrease related to fund investor redemptions; (ii) a $21.7 million decrease related to assets subject to one-year measurement period; (iii) a $15.5 million decrease related to lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period; and (iv) a $10.2 million decrease related to longer-term assets under management.

◦	Opportunistic credit funds. A $7.4 million decrease in incentive income from our opportunistic credit funds, driven primarily by lower tax distributions on certain longer-term assets under management.

◦	Real estate funds. A $7.7 million increase in incentive income from our real estate funds due to a realization event in one of our real estate co-investment vehicles.
Economic Income Expenses (Non-GAAP)

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$33,506	$2,438	$35,944	$33,749	$2,176	$35,925
Non-compensation expenses	44,877	605	45,482	54,299	466	54,765
Total Economic Income Expenses	$78,383	$3,043	$81,426	$88,048	$2,642	$90,690
Economic Income expenses for the quarter-to-date period decreased by $9.3 million, primarily due to the following:

•
A $9.3 million decrease in non-compensation expenses, primarily driven by the following: (i) a $5.2 million decrease in professional services; (ii) a $2.2 million decrease in estimated FCPA settlements liability accrual; and (iii) a $1.2 million decrease in business development costs, as well as reductions across a number of other expense categories. The ratio of non-compensation expense, excluding the FCPA settlements liability accrual, to management fees was 40% for the third quarter of 2016, compared to 34% for the third quarter of 2015.

•
Compensation and benefit expenses remained relatively flat period over period due to a $1.6 million decrease in salaries and benefits resulting from a lower number of employees in the current year period and an offsetting increase of $1.7 million in bonus expense. The ratio of salaries and benefits to management fees was 23% for the third quarter of 2016, compared to 18% for the third quarter of 2015.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$98,604	$7,092	$105,696	$95,820	$6,524	$102,344
Non-compensation expenses	564,750	2,715	567,465	144,328	1,441	145,769
Total Economic Income Expenses	$663,354	$9,807	$673,161	$240,148	$7,965	$248,113
Economic Income expenses for the year-to-date period increased by $425.0 million, primarily due to the following:

•
A $421.7 million increase in non-compensation expenses, driven by the $412.1 million FCPA settlements liability accrued in 2016, as well as a $9.8 million increase in professional fees primarily due to increased legal expenses relating to the investigation. The ratio of non-compensation expense, excluding the FCPA settlements liability accrual, to management fees was 39% for the first nine months of 2016, compared to 30% for the first nine months of 2015.

•
A $3.4 million increase in compensation and benefit expenses driven by the following: (i) a $1.7 million increase in salaries and benefits due to a higher average number of employees in the current year period; and (ii) a $1.6 million increase in bonus. The ratio of salaries and benefits to management fees was 22% for the first nine months of 2016, compared to 17% for the first nine months of 2015.
We expect our operating expenses to trend downward in 2017 as the result of recent reductions in our headcount, as well as lower expenses related to our cost saving initiatives and the winding down of legal expenses related to the FCPA investigation.
Other Economic Income Items (Non-GAAP)

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net loss allocated to noncontrolling interests	$(7)	$—	$(7)	$(3)	$—	$(3)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Net loss allocated to noncontrolling interests	$(12)	$—	$(12)	$(10)	$—	$(10)
Net loss allocated to noncontrolling interests represents amounts that were reduced from Economic Income and allocated to residual interests in certain businesses not owned by us.
Economic Income (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$52,725	$106,780	$(229,800)	$369,954
Other Operations	4,695	4,768	13,132	12,819
Total Company	$57,420	$111,548	$(216,668)	$382,773
Economic Income for the quarter-to-date period decreased by $54.1 million, primarily due to lower management fees and incentive income, partially offset by lower non-compensation expenses.
Economic Income for the year-to-date period decreased by $599.4 million, primarily due to the $412.1 million FCPA settlements liability accrual recorded in the first nine months of 2016. In addition, lower management fees and incentive income, as well as higher operating expenses also contributed to the year-over-year decrease.
Liquidity and Capital Resources
In September 2016, we entered into the Purchase Agreement with the EMD Purchasers, including Daniel S. Och, to issue up to $400.0 million of Preferred Units. Pursuant to the agreement, in October 2016, we completed a $250.0 million issuance and sale of Preferred Units to the EMD Purchasers and expect to issue and sell to the EMD Purchasers up to an additional $150.0 million of Preferred Units in January 2017, subject to the satisfaction of certain conditions. We used the proceeds from the Preferred Units issued in October 2016, as well as cash on hand, to pay the $412.1 million of penalties and disgorgement related to the FCPA investigation settlements discussed in Note 15 to our consolidated financial statements included in this report. We expect to use the proceeds from the second sale of the Preferred Units in January 2017 for working capital and general corporate purposes. See Note 17 to our consolidated financial statements for details regarding the terms of the Preferred Units.
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned by the Och-Ziff Operating Group from our funds, as well as other sources of liquidity noted above and below.
Over the next 12 months, we expect that our primary liquidity needs will be to:

•	Pay our operating expenses, primarily consisting of compensation and benefits, as well as any related tax withholding obligations, and non-compensation expenses.

•	Pay interest on our debt obligations.

•	Provide capital to facilitate the growth of our business.

•	Pay income taxes.

•	Make cash distributions in accordance with our distribution policy as discussed below under “—Dividends and Distributions.”
In September 2016, we amended our tax receivable agreement to provide that no amounts will be due or payable under the agreement with respect to the 2015 and 2016 taxable years. See Note 15 to our consolidated financial statements for additional information.
Historically, management fees have been more than sufficient to cover all of our “fixed” operating expenses, which we define as salaries and benefits and our non-compensation costs incurred in the ordinary course of business. While we recently reduced our management fee rates for existing investors in virtually all of our multi-strategy assets under management, we continue to believe that management fees will be sufficient to cover our fixed operating expenses. See “—Weighted-Average Assets Under Management and Average Management Fee Rate” above for additional information on these management fee rate reductions.
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
We may use cash on hand to repay all or a portion of our Senior Notes, the Aircraft Loan and any current or future drawings under the Revolving Credit Facility prior to their respective maturity dates, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of the maturity date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by issuing new notes or entering into new credit facilities, which could result in higher borrowing costs, or by raising cash by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to issue new notes, enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new notes or new credit facilities that we may be able to issue or enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted. See “—Debt Obligations” for more information.
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
Debt Obligations
Senior Notes
On November 20, 2014, we issued $400.0 million of 4.50% Senior Notes due November 20, 2019, unless earlier redeemed or repurchased. The Senior Notes were issued at a price equal to 99.417% of the aggregate principal amount and bear interest at a rate per annum of 4.50% payable semiannually in arrears. The Senior Notes are unsecured and unsubordinated obligations of the issuer, Och-Ziff Finance, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by the Och-Ziff Operating Group entities.
Please see Note 10 to our consolidated financial statements included in this report for a description of the redemption provisions and restrictions under the Senior Notes.

Revolving Credit Facility
On November 20, 2014, we entered into the $150.0 million, five-year unsecured Revolving Credit Facility, which was subsequently amended on December 29, 2015, the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The facility matures on November 20, 2019. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. We are able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. As of September 30, 2016, we had $120.0 million of outstanding borrowings under the facility.
We are subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus zero to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management’s credit rating throughout the term of the facility. The interest rate on the drawn portion of the commitment as of September 30, 2016 was LIBOR plus 1.75%, and the undrawn commitment fee was 0.20%.
Please see Note 10 to our consolidated financial statements included in this report for a description of the financial covenants and restrictions under the Revolving Credit Facility.
Aircraft Loan
On February 14, 2014, we entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to us in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of September 30, 2016, $47.8 million was outstanding under the Aircraft Loan.
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
Assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we will be obligated to make payments, except as noted otherwise, to our executive managing directors and the Ziffs as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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
In September 2016, we amended the tax receivable agreement to provide that no amounts will be due or payable under the agreement with respect to the 2015 and 2016 taxable years. As a result, we released approximately $91.0 million of previously accrued tax receivable agreement liability.

Dividends and Distributions
We intend to distribute to our Class A Shareholders substantially all of their pro rata share of our annual Economic Income (as described above under “—Economic Income Analysis”) in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to pay income taxes, to pay any amounts owed under the tax receivable agreement, to make appropriate investments in our business and our funds, to make payments on any of our other obligations, to fund the repurchase of Class A Shares or interests in the Och-Ziff Operating Group, as well as to fund distributions on the Preferred Units starting in 2020.
Pursuant to the terms of the Preferred Units, distributions will be payable on the liquidation preference amount on a cumulative basis at an initial distribution rate of 0% per annum until February 19, 2020 (the “Step Up Date”), after which the distribution rate will increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step Up Date. Subject to certain exceptions, unless distributions on the Preferred Units are declared and paid in cash for the then current distribution period and all preceding periods after the initial closing of the Preferred Units, the Operating Group Entities may not declare or pay distributions on or repurchase any of their equity securities that rank equal with or junior to the Preferred Units.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the nine months ended September 30, 2016 and 2015 was $89.2 million and $412.2 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
The decrease in net cash from operating activities was primarily due to lower earnings in the first nine months of 2016 compared to the first nine months of 2015, as well as lower incentive income earned in 2015 compared to 2014, partially offset by lower discretionary bonuses in 2015 compared to 2014. The majority of our incentive income is generally collected and the related bonus payments are paid out during the first quarter of the following year. Partially offsetting these decreases were lower cash outflows in 2016 related to the investment activities of the consolidated funds, which was the result of the deconsolidation of the majority of our funds upon the adoption of ASU 2015-02 on January 1, 2016.

In October 2016, we paid $412.1 million of penalties and disgorgement related to the FCPA settlements with the SEC and the DOJ. The payments were made using proceeds from the sale of Preferred Units, as well as cash on hand. For additional information on Preferred Units, see Note 17 to our consolidated financial statements included in this report.
Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $30.2 million and $38.6 million, respectively. Investing cash flows in 2016 primarily related to the purchases and maturities of U.S. government obligations to manage excess liquidity. Investing cash flows in 2015 primarily related to leasehold improvements in our New York headquarters. Investment-related cash flows of the consolidated Och-Ziff funds are classified within operating activities.
Financing Activities. Net cash from financing activities for the nine months ended September 30, 2016 and 2015 was $117.4 million and $(312.9) million, respectively. Our net cash from financing activities are generally comprised of dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations. Contributions from noncontrolling interests, which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.
On April 29, 2016, we borrowed $120.0 million pursuant to our Revolving Credit Facility.
We paid dividends to our Class A Shareholders of $146.3 million and paid distributions to our executive managing directors on the Och-Ziff Operating Group A Units of $304.9 million for the nine months ended September 30, 2015. We did not pay any dividends or distributions on our Class A Shares or Och-Ziff Operating Group A Units in the first nine months of 2016.
In October 2016, we sold $250.0 million of Preferred Units to certain executive managing directors. We expect to sell up to an additional $150.0 million of Preferred Units in January 2017. See Note 17 to our consolidated financial statements included in this report for additional information.
Contractual Obligations
The following are the only material changes to the contractual obligations as presented in our Annual Report:

•	During the second quarter of 2016, we borrowed $120.0 million pursuant to our Revolving Credit Facility, as discussed above.

•
In September 2016, we amended the tax receivable agreement to provide that no amounts will be due or payable under the agreement with respect to the 2015 and 2016 taxable years. As a result, we released approximately $91.0 million of previously accrued tax receivable agreement liability.

•
Notes and loans payable of consolidated CLOs are no longer on our balance sheet as a result of the deconsolidation of the majority of our funds upon the adoption of ASU 2015-02 on January 1, 2016, as discussed in Note 3 to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements.
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
As of September 30, 2016, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 30% within Level II; and approximately 22% within Level III. As of December 31, 2015, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 27% within Level II; and approximately 25% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Och-Ziff Corp generated taxable income of $74.9 million for the nine months ended September 30, 2016, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.6 billion over the remaining seven-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available to us if a net operating loss is generated, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.6 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on assets under management of $36.9 billion as of October 1, 2016, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of September 30, 2016, we had $143.7 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2036, and $101.9 million of net operating losses available to offset future taxable income for state income tax purposes and $93.9 million for local income tax purposes that will expire between 2035 and 2036. Based on the analysis set forth above, as of September 30, 2016, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits. Accordingly, a valuation allowance of $7.8 million has been established for these credits.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
Accounting Standards Updates (“ASU”) 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 significantly changed the consolidation analysis required under GAAP, and resulted in the deconsolidation of the majority of the previously consolidated Och-Ziff funds, including all of the CLOs. The deconsolidation of the majority of the previously consolidated funds resulted in a substantial decrease in assets of consolidated Och-Ziff funds, liabilities of consolidated Och-Ziff funds, redeemable noncontrolling interests, appropriated retained deficit and shareholders’ equity attributable to noncontrolling interests in our consolidated balance sheet. Additionally, the deconsolidation has caused a significant decrease in the amount of income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, and net gains (losses) of consolidated Och-Ziff funds in our consolidated statement of comprehensive income (loss). Management fees and incentive income from the previously consolidated funds are also no longer eliminated in consolidation.
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
None of the other changes to GAAP that went into effect during the nine months ended September 30, 2016 are expected to have an impact on our future trends.

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
Economic Income

	Three Months Ended September 30, 2016
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$13,160	$1,125	$14,285
Net income allocated to the Och-Ziff Operating Group A Units	16,313	—	16,313
Equity-based compensation, net of RSUs settled in cash	17,709	589	18,298
Income taxes	9,887	99	9,986
Allocations to Och-Ziff Operating Group D Units	950	—	950
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	2,741	2,741
Changes in tax receivable agreement liability	(11,819)	—	(11,819)
Depreciation, amortization and loss on asset held for sale	7,776	189	7,965
Other adjustments	(1,251)	(48)	(1,299)
Economic Income—Non-GAAP	$52,725	$4,695	$57,420

	Three Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$12,640	$4,777	$17,417
Net income allocated to the Och-Ziff Operating Group A Units	43,505	—	43,505
Equity-based compensation, net of RSUs settled in cash	26,983	564	27,547
Income taxes	12,422	—	12,422
Adjustment for incentive income allocations from consolidated funds subject to clawback	642	(4,026)	(3,384)
Allocations to Och-Ziff Operating Group D Units	3,109	138	3,247
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	3,813	3,813
Reorganization expenses	4,018	—	4,018
Changes in tax receivable agreement liability	533	—	533
Depreciation, amortization and loss on asset held for sale	2,797	189	2,986
Other adjustments	131	(687)	(556)
Economic Income—Non-GAAP	$106,780	$4,768	$111,548

	Nine Months Ended September 30, 2016
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (loss) income allocated to Class A Shareholders—GAAP	$(138,649)	$5,007	$(133,642)
Net (loss) income allocated to the Och-Ziff Operating Group A Units	(187,338)	—	(187,338)
Equity-based compensation, net of RSUs settled in cash	54,364	1,947	56,311
Income taxes	39,337	99	39,436
Allocations to Och-Ziff Operating Group D Units	2,850	—	2,850
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	5,430	5,430
Changes in tax receivable agreement liability	(11,990)	—	(11,990)
Depreciation, amortization and loss on asset held for sale	14,385	562	14,947
Other adjustments	(2,759)	87	(2,672)
Economic Income—Non-GAAP	$(229,800)	$13,132	$(216,668)

	Nine Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to Class A Shareholders—GAAP	$4,774	$43,274	$48,048
Net income allocated to the Och-Ziff Operating Group A Units	175,239	—	175,239
Equity-based compensation, net of RSUs settled in cash	84,257	2,333	86,590
Income taxes	119,607	—	119,607
Adjustment for incentive income allocations from consolidated funds subject to clawback	(184)	(40,478)	(40,662)
Allocations to Och-Ziff Operating Group D Units	13,995	701	14,696
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	7,407	7,407
Reorganization expenses	12,052	—	12,052
Changes in tax receivable agreement liability	(47,893)	—	(47,893)
Depreciation, amortization and loss on asset held for sale	7,575	560	8,135
Other adjustments	532	(978)	(446)
Economic Income—Non-GAAP	$369,954	$12,819	$382,773
Economic Income Revenues

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$123,329	$5,184	$128,513	$157,421	$5,357	$162,778
Adjustment to management fees(1)	(8,808)	—	(8,808)	(75)	—	(75)
Management Fees—Economic Income Basis—Non-GAAP	114,521	5,184	119,705	157,346	5,357	162,703

Incentive income—GAAP	16,202	2,552	18,754	35,615	—	35,615
Adjustment to incentive income(2)	—	—	—	1,292	2,046	3,338
Incentive Income—Economic Income Basis—Non-GAAP	16,202	2,552	18,754	36,907	2,046	38,953
Other revenues	378	2	380	572	7	579
Total Revenues—Economic Income Basis—Non-GAAP	$131,101	$7,738	$138,839	$194,825	$7,410	$202,235

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$413,266	$15,556	$428,822	$481,249	$14,958	$496,207
Adjustment to management fees(1)	(31,362)	—	(31,362)	(2,652)	—	(2,652)
Management Fees—Economic Income Basis—Non-GAAP	381,904	15,556	397,460	478,597	14,958	493,555

Incentive income—GAAP	50,105	7,372	57,477	121,262	—	121,262
Adjustment to incentive income(2)	—	—	—	8,710	5,801	14,511
Incentive Income—Economic Income Basis—Non-GAAP	50,105	7,372	57,477	129,972	5,801	135,773
Other revenues	1,533	11	1,544	1,523	25	1,548
Total Revenues—Economic Income Basis—Non-GAAP	$433,542	$22,939	$456,481	$610,092	$20,784	$630,876
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.
Economic Income Expenses

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$51,990	$5,768	$57,758	$63,912	$6,690	$70,602
Adjustment to compensation and benefits(1)	(18,484)	(3,330)	(21,814)	(30,163)	(4,514)	(34,677)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$33,506	$2,438	$35,944	$33,749	$2,176	$35,925

Interest expense and general, administrative and other expenses—GAAP	$49,641	$794	$50,435	$70,212	$655	$70,867
Adjustment to interest expense and general, administrative and other expenses(2)	(4,764)	(189)	(4,953)	(15,913)	(189)	(16,102)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$44,877	$605	$45,482	$54,299	$466	$54,765

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$155,293	$14,469	$169,762	$194,931	$16,964	$211,895
Adjustment to compensation and benefits(1)	(56,689)	(7,377)	(64,066)	(99,111)	(10,440)	(109,551)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$98,604	$7,092	$105,696	$95,820	$6,524	$102,344

Interest expense and general, administrative and other expenses—GAAP	$598,506	$3,277	$601,783	$141,363	$2,002	$143,365
Adjustment to interest expense and general, administrative and other expenses(2)	(33,756)	(562)	(34,318)	2,965	(561)	2,404
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$564,750	$2,715	$567,465	$144,328	$1,441	$145,769
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

Other Economic Income Items

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income allocated to noncontrolling interests—GAAP	$16,454	$116	$16,570	$45,962	$33,009	$78,971
Adjustment to net income allocated to noncontrolling interests(1)	(16,461)	(116)	(16,577)	(45,965)	(33,009)	(78,974)
Net Loss Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(7)	$—	$(7)	$(3)	$—	$(3)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (loss) income allocated to noncontrolling interests—GAAP	$(187,213)	$346	$(186,867)	$194,563	$75,783	$270,346
Adjustment to net (loss) income allocated to noncontrolling interests(1)	187,201	(346)	186,855	(194,573)	(75,783)	(270,356)
Net Loss Allocated to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(12)	$—	$(12)	$(10)	$—	$(10)

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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of September 30, 2016 and December 31, 2015, would have resulted in a change of approximately $2.8 billion and $3.5 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of October 1, 2016 (the date management fees are calculated for the fourth quarter of 2016) would impact management fees charged on that day by approximately $8.1 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2016, would have impacted management fees charged on that day by approximately $11.4 million.
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

Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of September 30, 2016 and December 31, 2015, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income allocated to Class A Shareholders or Economic Income.
Interest Rate Risk
Our Senior Notes and Aircraft Loan are fixed-rate borrowings. Our borrowings under the Revolving Credit Facility bear interest at rates indexed to LIBOR. As of September 30, 2016, we had $120.0 million outstanding under the Revolving Credit Facility. We estimate that as of September 30, 2016 and December 31, 2015, a 10% increase or decrease in LIBOR would have no material effect on our annual interest expense, net income allocated to Class A Shareholders or Economic Income.
Our funds have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly indexed to LIBOR, were to increase by 10% over LIBOR as of September 30, 2016 and December 31, 2015, based on our funds’ debt investments and obligations as of such date, we estimate that the net effect on our revenues, net income allocated to Class A Shareholders or Economic Income would not have been material. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Subject to any specific redemption provisions applicable to a fund, investors in our multi-strategy hedge funds may generally redeem their investments in our funds on an annual or quarterly basis following the expiration of a specified period of time (typically between one and three years), although certain investors generally may redeem capital during such specified period upon the payment of a redemption fee and upon giving proper notice. In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific events that occur at the Company, we could experience increased redemptions and a consequent reduction in our assets under management. Recently, our assets under management have declined and we believe this trend will likely continue to some extent for some period of time following the settlement of the FCPA investigation as described in Note 15 to our consolidated financial statements. Furthermore, investors in our funds may also invest in funds managed by other alternative asset managers that have restricted or suspended redemptions or may in the future do so. Such investors may redeem capital from our funds, even if our performance is superior to such other alternative asset managers’ performance if they are restricted or prevented from redeeming capital from those other managers.
The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, financial condition or results of operations. During 2015, we experienced redemptions of approximately $6.7 billion from our funds, and an additional $6.7 billion during the first nine months of 2016. We may continue to experience elevated redemption levels if economic and market conditions remain uncertain or worsen or pressures on the hedge fund industry continue.
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
In addition to the competitive pressures described above, as we diversify by offering new or enhanced products and investment platforms, the average management fee rate we earn on our assets under management may fall as a result of a larger proportion of our assets under management being invested in products that earn lower management fee rates. For example, our average management fee rate has fallen from 1.53% in 2013 to 1.23% in the third quarter of 2016. The decrease is primarily due to lower assets under management in our multi-strategy funds and an increase in our opportunistic credit funds and our Institutional Credit Strategies products as a percentage of total assets under management. These credit funds earn lower management fee rates than our multi-strategy funds, consistent with market convention for these products.
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
Now that the FCPA investigation has been settled, it is possible that we will be exposed to increased civil litigation risk arising out of the events investigated by the SEC and DOJ as part of the FCPA matter.
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
The regulatory bodies with jurisdiction over us have the authority to grant, and in specific circumstances to cancel, permissions to carry on our business and the authority to conduct investigations and administrative proceedings. Such investigations and administrative proceedings can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Exchange Act or Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our funds’ exemption from compliance with the Investment Company Act of 1940, as amended (the “1940 Act”) could result in investigations, sanctions and reputational damage, which could adversely affect our business, financial condition or results of operations. Our funds are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation, anti-corruption, including the FCPA, and a broad number of technical trading requirements that implicate fundamental market regulation policies. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or to fail to gain new investors. Furthermore, the legal, technology and other costs associated with regulatory investigations could increase to such a level that they could have a material impact on our business, financial condition or results of operations.
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
On September 29, 2016, we reached settlements with the DOJ and the SEC, resolving their investigations into our former private investment business in Africa and a 2007 investment by the Libyan Investment Authority in certain of our funds. As part of the settlements, we entered into a Deferred Prosecution Agreement with the DOJ, and our subsidiary, OZ Africa, agreed to plead guilty to one count of conspiracy to violate the anti-bribery provisions of the FCPA. We also agreed to settle an administrative proceeding with the SEC involving violations of the FCPA and the Investment Advisers Act.
Pursuant to the settlement agreements with the regulators, we agreed to pay $412.1 million in settlement charges and to implement enhanced internal accounting controls and policies, to separate the chief compliance officer from other officer positions, and to engage an independent compliance monitor for three years, subject to early termination or extension. The settlements could have a material adverse effect on our business, financial condition or results of operations as described below in “—The FCPA settlements could have a material adverse effect on our ability to raise capital for our funds.”
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
The FCPA settlements could have a material adverse effect on our ability to raise capital for our funds.
As described above under “—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” we recently settled investigations by the SEC and the DOJ concerning violations of the FCPA and other laws, which could have a material adverse effect on our business, financial condition or results of operations. In addition to the financial cost of the settlements, the investigation and settlements may harm our reputation and cause us to lose existing investors or fail to gain new investors, which could further adversely affect our business, financial condition or results of operations. Prior to the settlements, many of our funds raised capital relying on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act (“Rule 506”) in connection with a securities offering structured as a private placement. As a consequence of the settlements, many of our funds are currently disqualified from raising capital using Rule 506 offerings. This could negatively affect our ability to raise capital for these funds, and our ability to offer and sell fund interests to certain investors in certain U.S. states may be impaired. The inability of many of our funds to raise capital in Rule 506 offerings may also result in additional expenses. The potential negative impact of the FCPA settlements on our ability to raise or retain capital for our funds could adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
4.1
Form of Unit Designation of the Preferences and Relative, Participating, Optional, and Other Special Rights, Powers and Duties of Class A Cumulative Preferred Units (included in Exhibit 10.1 hereto), incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on September 29, 2016.

4.2
Unit Designation of the Preferences and Relative, Participating, Optional, and Other Special Rights, Powers and Duties of Class A Cumulative Preferred Units of OZ Management LP, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 11, 2016.

4.3
Unit Designation of the Preferences and Relative, Participating, Optional, and Other Special Rights, Powers and Duties of Class A Cumulative Preferred Units of OZ Advisors LP, incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on October 11, 2016.

4.4
Unit Designation of the Preferences and Relative, Participating, Optional, and Other Special Rights, Powers and Duties of Class A Cumulative Preferred Units of OZ Advisors II LP, incorporated herein by reference to Exhibit 4.3 of our Current Report on Form 8-K, filed on October 11, 2016.

10.1
Securities Purchase Agreement, dated September 29, 2016, by and among OZ Management LP, OZ Advisors LP, OZ Advisors II LP and the Purchasers party thereto, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 29, 2016.

10.2
Amendment to Tax Receivable Agreement, dated as of September 29, 2016, by and among inter alia Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corp., Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, and OZ Advisors II LP, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 29, 2016.

10.3	Plea Agreement, dated as of September 29, 2016, by and among OZ Africa Management GP, LLC, the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of New York.
10.4
Deferred Prosecution Agreement, dated as of September 29, 2016, by and among Och-Ziff Capital Management Group LLC, the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of New York.

10.5
Order Instituting Administrative and Cease-and-Desist Proceedings [pursuant to Section 21C of the Securities Exchange Act of 1934 and Sections 203(e) and (k) of the Investment Advisers Act of 1940], dated as of September 29, 2016, between Och-Ziff Capital Management Group LLC, et. al and the U.S. Securities and Exchange Commission.

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

Dated: November 2, 2016

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Joel M. Frank
Joel M. Frank
Chief Financial Officer and Executive Managing Director