Form 10-K
period 2016-12-31
Och-Ziff Capital Management Group LLC
filed 2017-03-01
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was approximately $670.4 million. As of February 23, 2017, there were 184,907,841 Class A Shares and 297,538,137 Class B Shares outstanding.
Documents Incorporated by Reference
Portions of the definitive proxy statement for the 2017 annual meeting of Och-Ziff Capital Management Group LLC’s shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holdings LLC

active executive managing directors	Executive managing directors who remain active in our business

Class A Shares	Our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the NYSE

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

Och-Ziff Operating Group A Units
Refers collectively to one Class A operating group unit in each of the Och-Ziff Operating Group entities. Och-Ziff Operating Group A Units are equity interests held by our executive managing directors.

Och-Ziff Operating Group B Units
Refers collectively to one Class B operating group unit in each of the Och-Ziff Operating Group entities. Och-Ziff Operating Group B Units are equity interests held by our intermediate holding companies.

Och-Ziff Operating Group D Units
Refers collectively to one Class D operating group unit in each of the Och-Ziff Operating Group entities. Och-Ziff Operating Group D Units are non-equity, limited partner profits interests held by our executive managing directors.

Och-Ziff Operating Group P Units
Refers collectively to one Class P operating group unit in each of the Och-Ziff Operating Group entities. Och-Ziff Operating Group P Units are equity interests held by our executive managing directors.

OZ Advisors I	OZ Advisors LP, a Delaware limited partnership

OZ Advisors II	OZ Advisors II LP, a Delaware limited partnership

OZ Management	OZ Management LP, a Delaware limited partnership

Preferred Units
One Class A cumulative preferred unit in each of the Och-Ziff Operating Group entities collectively represents one “Preferred Unit.” Certain of our executive managing directors collectively own 100% of the Preferred Units.

Registrant	Och-Ziff Capital Management Group LLC, a Delaware limited liability company

Reorganization	The reorganization of our business that took place prior to the IPO

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Special Investments	Investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance

Ziffs	Refers collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons

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
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; the outcome of third-party litigation on us; the consequences of the Foreign Corrupt Practices Act (the “FCPA”) settlements with the SEC and the U.S. Department of Justice (the “DOJ”); conditions impacting the alternative asset management industry; our ability to retain existing investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our active executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.
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

PART I
Item 1. Business
Business Description
Och-Ziff is a leading global institutional alternative asset manager, with approximately $33.6 billion in assets under management as of February 1, 2017. We provide asset management services through our funds, which pursue a broad range of global investment opportunities, and by developing new, carefully considered investment products. We also offer customized solutions within and across our product platforms to help our fund investors meet their investment objectives. Our funds invest across numerous asset classes and geographies, with a breadth we believe is offered by few alternative asset management firms.
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
We have built an experienced investment management team with a well-established presence in the United States, Europe and Asia. As of December 31, 2016, we had 524 employees worldwide, including 156 investment professionals, 23 active executive managing directors and 79 managing directors working from our offices in New York, London, Hong Kong, Mumbai, Beijing, Shanghai and Houston. Our New York office was established in 1994 and has been operational for over 20 years. Our London office, established in 1998, houses our European investment team. Our Hong Kong office, established in 2001, houses the majority of our Asian investment team. See “—Employees” for additional information on our global headcount.
We currently have two operating segments: the Och-Ziff Funds segment and our real estate business. The Och-Ziff Funds segment is currently our only reportable operating segment under GAAP and provides asset management services to our multi-strategy funds, dedicated credit funds and other alternative investment vehicles. Our real estate business, which provides asset management services to our real estate funds, is included within Other Operations, as it does not meet the threshold of a reportable operating segment under GAAP. See Note 18 to our consolidated financial statements included in this annual report for additional information regarding the Och-Ziff Funds segment.
Our primary sources of revenues are management fees, which are based on the amount of our assets under management, and incentive income, which is based on the investment performance of our funds. Accordingly, for any given period, our revenues will be driven by the combination of assets under management and the investment performance of our funds.
Our Assets Under Management
Our assets under management are a function of the capital that is allocated to us by the investors in our funds and the investment performance of our funds. Over the last ten years, we have increased our total assets under management at a compound annual growth rate (“CAGR”) of 5% to $37.9 billion as of December 31, 2016.
For additional information regarding assets under management, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Assets Under Management and Fund Performance.”
Overview of Our Funds
Multi-Strategy
As of December 31, 2016, we managed approximately $21.1 billion of assets under management in our multi-strategy funds, or 56% of our total assets under management. The portfolio composition of our multi-strategy funds is determined by evaluating what we believe are the best market opportunities for each fund, consistent with each fund’s goal of generating consistent, positive, risk-adjusted returns while protecting fund investor capital. The primary investment strategies we employ in our multi-strategy funds include the following:

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
The OZ Master Fund, our global multi-strategy fund, opportunistically allocates capital between our investment strategies in North America, Europe and Asia based on market conditions and attractive investment opportunities. The OZ Master Fund generally employs every strategy and geography in which our funds invest and constituted approximately 47% of our assets under management as of December 31, 2016. Our other funds implement geographical- or strategy-focused investment programs. The investment performance for our other funds may vary from those of the OZ Master Fund, and that variance may be material.
The chart below presents the composition, by strategy (excluding residual assets attributable to redeeming investors), of the OZ Master Fund as of January 1, 2017:
The table below sets forth, as of December 31, 2016, the net annualized return, volatility and Sharpe Ratio of the OZ Master Fund, the Och-Ziff Multi-Strategy Composite (as defined below), the S&P 500 Index and the MSCI World Index. This table is provided for illustrative purposes only. The performance reflected in the table below is not necessarily indicative of the future results of the OZ Master Fund. There can be no assurance that any Och-Ziff fund will achieve comparable results. An investment in our Class A Shares is not an investment in any of our funds. See “Item 1A. Risk Factors—Risks Related to Our Business—An investment in our Class A Shares is not an alternative to an investment in any of our funds, and the returns of our funds should not be considered as indicative of any returns expected on our Class A Shares, although poor investment performance of, or lack of capital flows into, the funds we manage could have a materially adverse impact on our revenues and, therefore, the returns on our Class A Shares.”
Past performance is no indication or guarantee of future results.

Net Annualized Return through December 31, 2016	1 Year	3 Years	5 Years	Since OZ Master Fund Inception (January 1, 1998)	Since Och-Ziff Multi-Strategy Composite Inception (April 1, 1994)
OZ Master Fund Composite(1)	3.8%	3.0%	6.8%	8.8%	n/a
Och-Ziff Multi-Strategy Composite(2)	3.8%	3.0%	6.8%	8.8%	11.8%
S&P 500 Index(3)	12.0%	8.9%	14.7%	6.5%	9.5%
MSCI World Index(3)	9.7%	7.5%	13.4%	5.6%	7.3%

Volatility - Standard Deviation (Annualized)(4)
OZ Master Fund Composite(1)	4.7%	5.2%	4.5%	5.0%	n/a
Och-Ziff Multi-Strategy Composite(2)	4.7%	5.2%	4.5%	5.0%	5.4%
S&P 500 Index(3)	10.3%	10.7%	10.4%	15.2%	14.7%
MSCI World Index(3)	10.0%	10.4%	10.2%	14.4%	13.9%

Sharpe Ratio(5)
OZ Master Fund Composite(1)	0.70	0.51	1.45	1.28	n/a
Och-Ziff Multi-Strategy Composite(2)	0.70	0.51	1.45	1.28	1.64
S&P 500 Index(3)	1.11	0.80	1.39	0.27	0.44
MSCI World Index(3)	0.92	0.69	1.29	0.23	0.32
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

Credit
As of December 31, 2016, we managed approximately $13.4 billion of assets under management in our dedicated credit funds, or 35% of our total assets under management. Our dedicated credit funds are comprised of our opportunistic credit funds and our Institutional Credit Strategies products.
Opportunistic Credit Funds
As of December 31, 2016, we managed approximately $5.4 billion of assets under management in our opportunistic credit funds. Our opportunistic credit funds seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally. As of December 31, 2016, assets under management in the OZ Credit Opportunities Master Fund, our global opportunistic credit fund, totaled $1.8 billion. The remainder of the assets under management in our opportunistic credit funds was comprised of various open-end and closed-end funds, as well as customized solutions structured to meet our fund investors’ needs.
Institutional Credit Strategies
As of December 31, 2016, we managed approximately $8.0 billion of assets under management in our Institutional Credit Strategies products. Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs and other customized solutions for clients.
Real Estate
As of December 31, 2016, we managed approximately $2.2 billion of assets under management in our real estate funds, or 6% of our total assets under management. Our real estate funds employ a situation-specific, opportunistic investment strategy, combined with a disciplined risk assessment process. These funds seek to diversify investments across geography, asset types and transaction structures to actively balance the portfolios within each of the funds.
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

Diversification of Assets Under Management
We continue to pursue a strategy of diversifying our assets under management primarily by expanding our fund offerings in dedicated credit, real estate and other strategy-specific funds (collectively, “Dedicated Strategy Funds”). As of December 31, 2016, these assets under management totaled $16.8 billion, or 44% of our total assets under management, compared with $2.4 billion, or 8%, five years ago. We believe that we are well positioned to continue to increase the diversification of our asset base through the growth of these products.

As we have continued to diversify the type of funds we offer, we have also increased the amount of our longer-term assets under management. Over the last five years, our longer-term assets under management, which are those subject to initial commitment periods of three years or longer, have increased from approximately 18% to 45% of our total assets under management as of December 31, 2016. Our longer-term assets under management are comprised of a portion of the capital invested in the OZ Master Fund and certain other multi-strategy funds, as well as the majority of the capital in our Dedicated Strategy Funds. For additional information regarding longer-term assets under management, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Longer-Term Assets Under Management.”
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

Our Fund Investors
We focus on developing and maintaining long-term relationships with a global base of institutional investors, which includes many of the largest, most sophisticated investors in the world. Excluding CLOs, we currently have over 1,400 investors in our funds, including pension funds, private banks, corporates and other institutions, fund-of-funds, foundations and endowments, and family offices and individuals. Our investors value our funds’ consistent performance history, our global investing expertise, our diverse investment strategies and our ability to develop investment capabilities in areas where we see opportunities evolve. As a result, a number of our fund investors invest in more than one of our funds.
Investments by our executive managing directors and employees collectively comprised approximately 9% of our total assets under management as of January 1, 2017. The single largest unaffiliated investor in our funds accounted for approximately 12% of our total assets under management as of January 1, 2017, and the top five unaffiliated fund investors accounted for approximately 27%. Approximately 25% of our investors were from outside North America as of January 1, 2017. These percentages, as well as those presented in the chart below, exclude assets under management in our CLOs, which are held by various types of investors.
The following chart presents the composition of our fund investors by type across our funds as of January 1, 2017:
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

•
Alignment of interests.  We structure our business to align our executive managing directors’ and employees’ interests with those of the investors in our funds and our Class A Shareholders. Investments by our executive managing directors, employees and certain other related parties in our funds collectively comprised approximately $2.4 billion of our total assets under management as of January 1, 2017. Additionally, our executive managing directors have a 63.4% direct equity ownership interest in the firm through their ownership of Och-Ziff Operating Group A Units and Class A Shares, and receive distributions that are directly tied to the firm’s profitability. Our 79 managing directors have a compensation structure that includes receiving a portion of any bonus compensation in equity that vests over time.

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

•
Focus on infrastructure.  Since our firm’s inception, we have focused on building a robust infrastructure with an emphasis on strong financial, operational and compliance-related controls. As of December 31, 2016, of the firm’s 102 active executive managing directors and managing directors, 34 are dedicated to our global infrastructure, reinforcing our commitment to this important part of our business. As a public company, we are required to identify and document key processes and controls, which are subject to independent review. Additionally, we have added a number of independent, third-party processes to our fund operations that provide independent information to our fund investors.

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
Och-Ziff Capital Management Group LLC currently has two classes of shares outstanding: Class A Shares and Class B Shares.
Class A Shares.    Class A Shares represent Class A limited liability company interests in Och-Ziff Capital Management Group LLC. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2016, represent 38.3% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon exchange of Och-Ziff Operating Group A Units by our executive managing directors, as described below, and upon vesting of equity awards granted under our Amended and Restated 2007 Equity Incentive Plan or 2013 Incentive Plan.
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
As of December 31, 2016, the Class B Shares represent 61.7% of our total combined voting power. Our executive managing directors have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. This proxy will terminate upon the later of (i) Mr. Och’s withdrawal, death or disability, or (ii) such time as our executive managing directors hold less than 40% of our total combined voting power. As a result, Mr. Och is currently able to control all matters requiring the approval of our shareholders.
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
Och-Ziff Operating Group A Units.    Our executive managing directors own 100% of the Och-Ziff Operating Group A Units, which as of December 31, 2016, represent a 61.7% equity interest in the Och-Ziff Operating Group. Och-Ziff Operating Group A Units are exchangeable for our Class A Shares at the discretion of the Exchange Committee (which consists of the members of the Partner Management Committee), on a one-for-one basis, subject to minimum retained ownership and vesting requirements by our executive managing directors and certain exchange rate adjustments for splits, unit distributions and reclassifications.
Och-Ziff Operating Group B Units.    Each intermediate holding company holds a general partner interest and Och-Ziff Operating Group B Units in each Och-Ziff Operating Group entity that it controls. Our intermediate holding companies own 100% of the Och-Ziff Operating Group B Units, which, as of December 31, 2016, represent a 38.3% equity interest in the Och-Ziff Operating Group. The Och-Ziff Operating Group B Units are economically identical to the Och-Ziff Operating Group A Units held by our executive managing directors and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.
Och-Ziff Operating Group D Units.    We issue Och-Ziff Operating Group D Units in connection with performance-related grants to executive managing directors. The Och-Ziff Operating Group D Units are non-equity, limited partner profits interests that are only entitled to share in residual assets upon liquidation, dissolution or winding up, and become eligible to participate in any exchange right or tag along right in a change of control transaction to the extent that there has been a threshold amount of appreciation. The Och-Ziff Operating Group D Units convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. Allocations to these interests are recorded within compensation and benefits in our consolidated statements of comprehensive income (loss).
Och-Ziff Operating Group P Units.    On March 1, 2017, we issued Och-Ziff Operating Group P Units to certain executive managing directors to incentivize these executive managing directors for their services, contributions and leadership and to ensure the future continuity of the Company while further strengthening alignment with the Company's fund investors and shareholders. Och-Ziff Operating Group P Units entitle holders to receive distributions of future profits of the Och-Ziff Operating Group and each Och-Ziff Operating Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent), in each case upon satisfaction of certain service and performance conditions. The terms of the Och-Ziff Operating Group P Units may be varied for certain executive managing directors.
See Note 19 to our consolidated financial statements included in this report for additional information regarding the terms of the Och-Ziff Operating Group P Units.
Preferred Units. Preferred Units represent ownership interests in each of the Och-Ziff Operating Group entities and are held by certain executive managing directors of the Company (the “EMD Purchasers”). Preferred Units are a class of non-voting preferred equity interests in the Och-Ziff Operating Group entities with an aggregate liquidation preference of $1,000, plus accrued and unpaid distributions.
Pursuant to the terms of the Preferred Units, distributions on the Preferred Units are payable on the liquidation preference amount on a cumulative basis at an initial distribution rate of 0% per annum until February 19, 2020 (the “Step Up Date”), after which the distribution rate will increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step Up Date. In addition, following the occurrence of a change of control event, the Och-Ziff Operating Group entities will redeem the Preferred Units at a redemption price equal to the liquidation preference plus all accumulated but unpaid distributions. For so long as the Och-Ziff Operating Group entities do not redeem all of the outstanding Preferred Units, the distribution rate will increase by 7% per annum, beginning on the 31st day following such change in control. Pursuant to the terms of the Preferred Units, the Och-Ziff Operating Group entities will not be required to effect such redemption until the earlier of (i) 91 days after the maturity date of our revolving credit facility and (ii) the payment in full of all loans and other obligations and the termination of all commitments thereunder. See Note 11 to our consolidated financial statements included in this report for additional information regarding the terms of the Preferred Units.

The diagram below depicts our organizational structure as of December 31, 2016(1):

Executive Managing Directors
Public Shareholders
100% Class B Shares
* no economic rights in Och-Ziff Capital Management Group LLC
* 61.7% of total combined voting power in Och-Ziff Capital Management Group LLC(3)
100% Och-Ziff Operating Group A Units(2)
* 61.7% of the equity interests in Och-Ziff Operating Group
* limited partner interest
* exchangeable for Och-Ziff Capital Management Group LLC Class A Shares (subject to vesting, minimum retained ownership requirements and transfer restrictions)
100% Class A Shares
* 100% of economic rights in Och-Ziff Capital Management Group LLC
* 38.3% indirect equity interest in Och-Ziff Operating Group
* 38.3% of total combined voting power in Och-Ziff Capital Management Group LLC
Och-Ziff Capital Management Group LLC (NYSE: OZM)
100% Preferred Units
* non-voting preferred interests
* aggregate liquidation preference of $1,000, plus accrued and unpaid distributions
* initial distribution rate of 0% per annum until February 19, 2020
100%
100%
Och-Ziff Corp
Och-Ziff Holding
Sole General Partner
100% Och-Ziff Operating Group B Units
* 38.3% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units
* 38.3% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Sole General Partner
100% Och-Ziff Operating Group B Units
* 38.3% of the equity interests in Och-Ziff Operating Group
* limited partner interest
Och-Ziff Operating Group(4)(5)
OZ Management
OZ Advisors I
OZ Advisors II

_______________

(1)
This diagram does not give effect to 11,367,733 Class A restricted share units, or “RSUs,” that were outstanding as of December 31, 2016, and were granted to our executive managing directors, managing directors, other employees and the independent members of our Board of Directors.

(2)
Mr. Och and the other executive managing directors hold Och-Ziff Operating Group A Units representing 32.6% and 29.1%, respectively, of the equity in the Och-Ziff Operating Group, excluding the 8,602,615 Class A Shares collectively owned directly by Mr. Och and certain other executive managing directors. Our executive managing directors also hold Class C Non-Equity Interests and Och-Ziff Operating Group D Units as described below in notes (4) and (5).

(3)
Mr. Och holds Class B Shares representing 32.6% of the voting power of our Company and the other executive managing directors hold Class B Shares representing 29.1% of the voting power of our Company. Our executive managing directors have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. In addition, Mr. Och controls an additional 0.4% of our total combined voting power through his direct ownership of 1,957,071 Class A Shares.

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

(5)
Not presented in the diagram above are Och-Ziff Operating Group D Units, which represent an approximately 5.0% profits interest in the Och-Ziff Operating Group, and are not considered equity interests for GAAP purposes. Our executive managing directors hold all of the Och-Ziff Operating Group D Units. Also not presented in the diagram above are Och-Ziff Operating Group P Units issued subsequent to December 31, 2016. Our executive managing directors hold all of the Och-Ziff Operating Group P Units.

Profit Sharing Interests (PSIs)
Beginning in 2016, we began to provide profit sharing interests (“PSIs”) to new executive managing directors upon their admission as partners to the Och-Ziff Operating Group entities. PSIs are non-equity, limited partner profits interests in the Och-Ziff Operating Group that participate in distributions of future profits of the Och-Ziff Operating Group on a pro rata basis with the Och-Ziff Operating Group A, B and D Units and may share in residual assets upon liquidation, dissolution or winding up to the extent that there has been a threshold amount of appreciation subsequent to issuance of the PSIs. Subject to the discretion of the Chairman of the Partner Management Committee (the “PMC Chairman”), distributions on the PSIs are made in a combination of cash, Och-Ziff Operating Group D Units and deferred cash interests (“DCIs”), which are discussed in further detail below. PSIs are subject to forfeiture upon the departure of an executive managing director, and the number of PSIs held by an executive managing director can be increased or decreased each year at the PMC Chairman’s discretion.
Deferred Cash Interests (DCIs)
DCIs are granted pursuant to the Och-Ziff Deferred Cash Interest Plan (the “DCI Plan”), which was adopted on February 27, 2017. DCIs reflect notional Och-Ziff fund investments made by the Company on behalf of an executive managing director. DCIs generally vest in three equal portions over three years commencing on January 1st of the calendar year following the applicable grant date, subject to an executive managing director's continued service. Upon vesting, the Company pays the executive managing director an amount in cash equal to the notional investment represented by the DCIs, as adjusted for notional fund performance. Except as otherwise provided in the DCI Plan or in an award agreement, in the event of a termination of the executive managing director's service, any portion of the DCIs that are unvested as of the date of termination will be forfeited.
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
Employees
As of December 31, 2016, our worldwide headcount was 524 (including 65 in the United Kingdom and 37 in Asia), with 156 investment professionals (including 38 in the United Kingdom and 16 in Asia). As of this date, we had 23 active executive managing directors and 79 managing directors.
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
Our European and Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the U.K. Financial Conduct Authority, the Securities and Futures Commission in Hong Kong and the Securities and Exchange Board of India. Currently, governmental authorities in the United States and in the other countries in which we operate have proposed additional disclosure requirements and regulation of hedge funds and other alternative asset managers.
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
Daniel S. Och, 56, is the founder of the Och-Ziff Capital Management Group. Mr. Och serves as Och-Ziff’s Chief Executive Officer and Chairman of the Board of Directors and the Partner Management Committee. Prior to founding Och-Ziff in 1994, Mr. Och spent eleven years at Goldman, Sachs & Co. He began his career in the Risk Arbitrage Department, and later responsibilities included Head of Proprietary Trading in the Equities Division and Co-Head of U.S. Equities Trading. Mr. Och holds a B.S. in Finance from the Wharton School of the University of Pennsylvania.
Alesia J. Haas, 40, is Chief Financial Officer and a member of the Partner Management Committee. Prior to joining Och-Ziff in 2016, Ms. Haas was the Chief Financial Officer and Head of Strategy for OneWest Bank. Prior to that, she spent time in senior finance, investment and strategy roles at Merrill Lynch, General Electric, and Infinity Point. Ms. Haas holds a B.S. from California Polytechnic State University.
David Windreich, 59, is Co-Chief Investment Officer of Och-Ziff and a member of Och-Ziff’s Board of Directors and Partner Management Committee. Prior to joining Och-Ziff at its inception in 1994, Mr. Windreich was a Vice President in the Equity Derivatives Department of Goldman, Sachs & Co. He began his career at Goldman, Sachs & Co. in 1983 and became a Vice President in 1988. Mr. Windreich holds both a B.A. in Economics and an M.B.A. in Finance from the University of California, Los Angeles.
Zoltan Varga, 43, is Head of Asian Investing for Och-Ziff, is a member of Och Ziff’s Partner Management Committee and helps manage Och-Ziff’s Hong Kong office. Prior to joining Och-Ziff in 1998, Mr. Varga was with Goldman, Sachs & Co. as an Investment Banking Analyst in the Mergers and Acquisitions Department. Mr. Varga holds a B.A. in Economics from DePauw University.
Harold A. Kelly, 53, is Head of Global Convertible and Derivative Arbitrage for Och-Ziff and is a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 1995, Mr. Kelly spent seven years trading various financial instruments and held positions at Cargill Financial Services Corporation, Eagle Capital Management, Merrill Lynch International, Ltd. and Buchanan Partners, Ltd. Mr. Kelly holds a B.B.A. in Finance and also holds an M.B.A. and a Ph.D. in Business Administration from The University of Georgia.
James S. Levin, 34, is Co-Chief Investment Officer and Head of Global Credit for Och-Ziff, and a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 2006, Mr. Levin was an Associate at Dune Capital Management LP. Prior to that, Mr. Levin was an analyst at Sagamore Hill Capital Management, L.P. Mr. Levin holds a B.A. in Computer Science from Harvard University.
Wayne Cohen, 42, is President and Chief Operating Officer of Och-Ziff and is a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 2005, Mr. Cohen was an Associate at Schulte Roth & Zabel. Mr. Cohen holds a B.A. in International Relations from Tulane University and a J.D. from New York University School of Law.
David M. Levine, 49, is Chief Legal Officer of Och-Ziff and is a member of Och-Ziff’s Partner Management Committee. Prior to joining Och-Ziff in 2017, Mr. Levine spent 15 years at Deutsche Bank in various positions with increasing responsibilities, most recently, Global Head of Litigation and Regulatory Enforcement. Prior to that, he spent eight years in various roles at the SEC including as Chief of Staff. Mr. Levine holds a B.S. from the State University of New York at Albany and a J.D. from Hofstra University.
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
The success and growth of our business are highly dependent upon conditions in the global financial markets and economic and geopolitical conditions throughout the world that are outside of our control and difficult to predict. Factors such as equity prices, equity market volatility, asset or market correlations, interest rates, counterparty risks, availability of credit, inflation rates, economic uncertainty, changes in laws or regulation (including laws relating to the financial markets generally or the taxation or regulation of the hedge fund industry), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including governmental instability or dysfunction, wars, terrorist acts or security operations) can have a material impact on the value of our funds’ portfolio investments or our general ability to conduct business. Difficult market, economic and geopolitical conditions can negatively impact those valuations and our ability to conduct business, which in turn would reduce or even eliminate our revenues and profitability, thereby having a material adverse effect on our business, financial condition or results of operations.
As a global alternative asset manager, we seek to generate consistent, positive, absolute returns across all market cycles for the investors in our funds. Our ability to do this has been, and in the future may be, materially impacted by conditions in the global financial markets and economic and geopolitical conditions worldwide. For example, the financial crisis that began in the second half of 2008 resulted in significant global market turbulence, a lack of liquidity and substantial declines in the values of most asset classes worldwide, and had an adverse impact on the hedge fund industry, which experienced significant losses in assets under management. While these conditions have generally stabilized and improved since the first quarter of 2009, adverse conditions directly or indirectly resulting from the crisis continue to persist. Recently, markets have been affected by a weak global economy, increases in interest rates in the U.S., concerns of China’s slowing economy, fluctuations in currency exchange rates (including a strengthening U.S. dollar), falling oil prices, growing debt loads for certain countries and uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures. Global financial markets have experienced considerable volatility in the valuations of equity and debt securities, a contraction in the availability of credit and an increase in the cost of financing. Moreover, the recent U.S. Presidential election and United Kingdom (“UK”) “Brexit” referendum have fostered a climate of increased uncertainty and introduced new economic and geopolitical risks with potentially significant implications for global financial markets.
Interest rates have been at historically low levels for the last few years. However, in December 2015, the Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, and in December 2016 the Federal Reserve raised interest rates further by one quarter point and indicated it may continue raising interest rates in the coming twelve months. Interest rates could have an adverse impact on our business, financial condition or results of operations.
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
Potential impact of the United Kingdom's vote to leave the European Union.
On June 23, 2016, the UK held a referendum in which voters approved an exit from the European Union (the “EU”), commonly referred to as “Brexit.” It is expected that the British government will trigger Article 50 and the two-year notification period by the end of March 2017 and a period of negotiation between the EU and the UK will then follow. The timing and the outcome of the negotiations between the EU and the UK in connection with Brexit are both highly uncertain and information regarding the long-term consequences of the UK's withdrawal is expected to become clearer over time. The announcement of Brexit caused significant volatility in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound, which may impair the investment performance of our funds. In addition, Brexit could lead to political, legal and economic uncertainty and potentially divergent national laws and regulations, particularly from a tax perspective, as the UK determines which EU laws to replace or replicate. Changes made by the UK to its domestic or international tax system and its implementation after the UK has withdrawn from the EU could have a material adverse effect on our business, financial condition or results of operations.
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
Subject to any specific redemption provisions applicable to a fund, investors in our multi-strategy hedge funds may generally redeem their investments in our funds on an annual or quarterly basis following the expiration of a specified period of time (typically between one and three years), although certain investors generally may redeem capital during such specified period upon the payment of a redemption fee and upon giving proper notice. In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific events that occur at the Company, we could experience increased redemptions and a consequent reduction in our assets under management. Recently, our assets under management have declined and we believe this trend will likely continue to some extent for some period of time following the settlement of the FCPA investigation as described in Note 17 to our consolidated financial statements. Furthermore, investors in our funds may also invest in funds managed by other alternative asset managers that have restricted or suspended redemptions or may in the future do so. Such investors may redeem capital from our funds, even if our performance is superior to such other alternative asset managers’ performance if they are restricted or prevented from redeeming capital from those other managers.
The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, financial condition or results of operations. During 2016, we experienced redemptions of approximately $9.6 billion from our funds. We may continue to experience elevated redemption levels and, if economic and market conditions remain uncertain or worsen, we may once again experience significant redemptions.
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
Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management and the amount of incentive income we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds as of the relevant commitment period, which generally is as of the end of each calendar year; however, as of December 31, 2016, with respect to 45% of assets under management, the initial commitment period can be three years or longer depending on how the assets are invested. The expiration of these commitment periods may occur on dates other than December 31, which, in certain circumstances, may cause increased volatility in our results. Moreover, in a typical year, we determine the amount of our annual discretionary cash bonus during the fourth quarter based on total annual revenues. Because this bonus is variable and discretionary, it can exacerbate the volatility of our results. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the management fee rates we charge our fund investors or due to changes in the values of our funds’ investments, as well as capital inflows or outflows. Changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions may also cause fluctuations in our results from quarter to quarter. Such variability and unpredictability may lead to volatility or declines in the price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period.
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
If we are not able to compete successfully based on these and other factors, our assets under management, earnings and revenues may be significantly reduced and our business, financial condition or results of operations may be materially adversely affected. Furthermore, if we are forced to compete with other alternative asset managers on the basis of fees, we may not be able to maintain our current management fee and incentive income structures, which drive our revenues and earnings. We have historically competed for fund investors primarily on the investment performance of our funds and our reputation, and not on the level of our fees or incentive income relative to those of our competitors. However, as the alternative asset management sector continues to mature and addresses current market and competitive conditions, there is increasing downward pressure on management fees and a risk that incentive income rates will decline, without regard to the historical performance of a manager. Management fee or incentive income rate reductions on existing or future funds, particularly without corresponding increases in assets under management or decreases in our operating costs, could materially adversely affect our business, financial condition or results of operations.
In addition to the competitive pressures described above, as we diversify by offering new or enhanced products and investment platforms, the average management fee rate we earn on our assets under management may fall as a result of a larger proportion of our assets under management being invested in products that earn lower management fee rates. For example, our average management fee rate has fallen during the period 2014 to 2016 from 1.46% to 1.22% of weighted-average assets under management. The rate decline was driven primarily by lower assets under management in our multi-strategy funds as a percentage of our total assets under management. Additionally, effective October 1, 2016, we reduced the management fee rate for existing fund investors in virtually all of our multi-strategy assets under management further contributing to the decline in our management fee income. Our average management fee will vary from period to period based on the mix of products that comprise our assets under management.
Even if we are able to compete successfully based on the factors noted above, it is possible we could lose assets under management to our competitors. It is possible that similar circumstances could cause us to experience unusually high redemptions or a decrease in inflows, even if our investment performance and other business attributes are otherwise competitive or superior.
Our indebtedness and Preferred Units may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.
On November 20, 2014, OZ Management, as borrower, and certain of our other subsidiaries, as guarantors (collectively, with certain of their respective subsidiaries, the “Och-Ziff Operating Group Credit Parties”), entered into a $150 million unsecured revolving credit and guaranty agreement which was subsequently amended on December 29, 2015 (as amended, the “Revolving Credit Facility”), with certain financial institutions, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and certain other parties party thereto. On November 20, 2014, Och-Ziff Finance Co. LLC (“Och-Ziff Finance”), an indirect subsidiary of the Company, issued $400 million in aggregate principal amount of its 4.50% Senior Notes due 2019 (the “Senior Notes”) pursuant to an indenture (as supplemented by a supplemental indenture, the “Indenture”) among Och-Ziff Finance and the Och-Ziff Operating Group entities (excluding Och-Ziff Finance, collectively, the “Senior Notes Guarantors”) and Wilmington Trust, National Association, as trustee. Also, pursuant to a securities purchase agreement, dated September 29, 2016 (the “Purchase Agreement”), the Company completed a $250.0 million issuance and sale of 250,000 Preferred Units on October 5, 2016, and an additional $150.0 million issuance and sale of 150,000 Preferred Units on January 23, 2017.
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
The restrictions in the Revolving Credit Facility include, among other things, limitations on the ability of the Och-Ziff Operating Group Credit Parties to:

•	Incur certain additional indebtedness or issue certain equity interests.

•	Create liens.

•	Pay dividends or make other restricted payments.

•	Merge, consolidate, or sell or otherwise dispose of all or any part of their assets.

•	Engage in certain transactions with shareholders or affiliates.

•	Engage in substantially different lines of business.

•	Amend their organizational documents in a manner materially adverse to the lenders.
Additionally, our Revolving Credit Facility includes two financial maintenance covenants relating to assets under management and an economic income leverage ratio.

The Indenture includes certain covenants, including limitations on Och-Ziff Finance’s and the Senior Notes Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease all or substantially all assets.
The Revolving Credit Facility also identifies a number of events that, if they occur or are continuing, would constitute an event of default under this agreement. The events of default include a change of control, which would occur if any person or group, other than certain permitted holders (including, but not limited to, Daniel S. Och, our other executive managing directors, and each of their respective related entities), becomes the beneficial owner, directly or indirectly, of at least 50% (on a fully diluted basis) of the voting interests in the Och-Ziff Operating Group. Similarly, the Indenture provides for customary events of default and, if a change of control repurchase event occurs, Och-Ziff Finance will be required to offer to repurchase the Senior Notes at a price in cash equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.
The terms of the Preferred Units contain certain operational limitations, a change in control provision and other mandatory repurchase provisions. Without the consent of the holders’ committee, which initially consists of Daniel S. Och as sole member, the Operating Group entities, their respective subsidiaries and the other subsidiaries of the Company may not, subject to limited exceptions, sell or otherwise dispose of any businesses, business lines or divisions, or any significant assets thereof. Under the terms of the Preferred Units, the Company, the Operating Group entities, their respective subsidiaries and the Och-Ziff funds are also prohibited from any transaction with any Designated Officer (as defined in the exhibit to the Purchase Agreement), any holder of at least 10% of the outstanding equity of the Company, the Operating Group entities, their respective subsidiaries or their respective affiliates (other than Daniel S. Och or his related parties) other than transactions in the ordinary course of business with any person (other than a Designated Officer) relating to such person’s service to any Operating Group entity or consistent with past practice as of the date of the initial closing, including in connection with granting any direct or indirect carry or capital interest in the Och-Ziff funds to such Person, which matters shall be determined by the Company’s board of directors or compensation committee.
Pursuant to the terms of the Preferred Units, distributions on the Preferred Units will be payable on the liquidation preference amount on a cumulative basis at an initial distribution rate of 0% per annum until the Step Up Date of February 19, 2020, after which the distribution rate will increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step Up Date. In addition, following the occurrence of a change of control event, the Operating Group entities will redeem the Preferred Units as a redemption price equal to the liquidation preference plus all accumulated but unpaid distributions (collectively, the “liquidation value”). For so long as the Operating Group entities do not redeem all of the outstanding Preferred Units, the distribution rate will increase by 7.00% per annum, beginning on the 31st day following such event. If we do not have sufficient cash to make such distributions or to repurchase the Preferred Units when required, we may be forced to sell assets, borrow additional funds or enter into new debt facilities. No assurance can be given that we would be able to complete such transactions on favorable terms, or at all, or that our borrowing costs would not increase.
A failure by any of the Och-Ziff Operating Group Credit Parties, Och-Ziff Finance or the Senior Notes Guarantors, as applicable, to comply with the covenants and other obligations—or upon the occurrence of other defaults—specified in the Revolving Credit Facility, or the Indenture, as the case may be, could result in an event of default under the Revolving Credit Facility, or the Indenture, as the case may be, which would give the lenders under the Revolving Credit Facility, or the holders of the Senior Notes, the right to declare all indebtedness and other obligations outstanding under the Revolving Credit Facility, if any, or the Senior Notes, as the case may be, together with accrued and unpaid interest and fees, to be immediately due and payable. If the indebtedness outstanding under the Revolving Credit Facility, if any, or the Senior Notes were to be accelerated, the Och-Ziff Operating Group Credit Parties, Och-Ziff Finance or the Senior Notes Guarantors, as applicable, may not have sufficient cash on hand or be able to sell sufficient assets to repay this indebtedness, which may have an immediate material adverse effect on our business, results of operations and financial condition. For more detail about risks relating to any refinancing, repurchasing or repayment of our Revolving Credit Facility and the Senior Notes, see “—Changes in the credit markets may negatively impact our ability to refinance our outstanding indebtedness or our ability to otherwise obtain attractive financing for our business, and may increase the cost of such financing if it is obtained, which would lead to higher interest expense or, with respect to our funds, lower-yielding investments, either of which would decrease our earnings. An increase in our borrowing costs may materially adversely affect our business, financial condition or results of operations.” For more detail regarding the Revolving Credit Facility, and Senior Notes, their respective terms and the current status of compliance with the

Revolving Credit Facility by the Och-Ziff Operating Group Credit Parties, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations.”
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
It may be difficult for us to retain and motivate our active executive managing directors after their interests in our business are fully vested and they are permitted to exchange their interests for Class A Shares that they can sell. The Och-Ziff Operating Group A Units granted to our executive managing directors who were executive managing directors before our IPO (our “Pre-IPO Partners”) in connection with the Reorganization have now generally become fully vested while the Och-Ziff Operating Group Units granted to our executive managing directors, under our Partner Incentive Plan established in 2012 (the “PIP”) are not subject to vesting. Och-Ziff Operating Group Units otherwise granted to our executive managing directors, including awards granted under our Incentive Program established in 2017 (the “2017 Incentive Program”), continue to vest over time. See Note 19 to our consolidated financial statements included in this report for additional information on the 2017 Incentive Program.

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
Our business is subject to extensive and complex regulation, including periodic examinations and regulatory investigations, by governmental and self-regulatory organizations in the jurisdictions in which we operate and trade around the world. As an investment adviser registered under the Advisers Act and a company subject to the registration and reporting provisions of the Exchange Act, we are subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are subject to the rules and regulations of the NYSE. As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the United States Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. In addition, we are subject to regulation by the Department of Labor under ERISA. In the UK, our UK sub-adviser is subject to regulation by the UK Financial Conduct Authority. Our Asian operations, and our investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong, and the Securities and Exchange Board of India.
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
On September 29, 2016, we reached settlements with the DOJ and the SEC, resolving their investigations into our former private investment business in Africa and a 2007 investment by the Libyan Investment Authority in certain of our funds. As part of the settlements, we entered into a Deferred Prosecution Agreement with the DOJ, and our subsidiary, OZ Africa, agreed to plead guilty to one count of conspiracy to violate the anti-bribery provisions of the FCPA. We also agreed to settle an administrative proceeding with the SEC involving violations of the FCPA and the Advisers Act.
Pursuant to the settlement agreements with the regulators, we agreed to pay $412.1 million in settlement charges and to implement enhanced internal accounting controls and policies, to separate the chief compliance officer from other officer positions, and to engage an independent compliance monitor for three years, subject to early termination or extension. The settlements could have a material adverse effect on our business, financial condition or results of operations as described below in “-The FCPA settlements could have a material adverse effect on our ability to raise capital for our funds.”
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
As described above under “-Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” we recently settled investigations by the SEC and the DOJ concerning violations of the FCPA and other laws, which could have a material adverse effect on our business, financial condition or results of operations. In addition to the financial cost of the settlements, the investigation and settlements may harm our reputation and cause us to lose existing investors or fail to gain new investors, which could further adversely affect our business, financial condition or results of operations. Prior to the settlements, many of our funds raised capital relying on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act (“Rule 506”) in connection with a securities offering structured as a private placement. As a consequence of the settlements, many of our funds are currently disqualified from raising capital using Rule 506 offerings. This could negatively affect our ability to raise capital for these funds, and our ability to offer and sell fund interests to certain investors in certain U.S. states may be impaired. The inability of many of our funds to raise capital in Rule 506 offerings may also result in additional expenses. The potential negative impact of the FCPA settlements on our ability to raise or retain capital for our funds could adversely affect our business, financial condition or results of operations.
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
Title VII of the Dodd-Frank Act (the “Derivatives Title”) imposes a comprehensive regulatory regime on over-the-counter (“OTC”) derivatives and the operations of the markets for, and the activities of the dealers in and users of, OTC derivatives. The Derivatives Title, among other things: (i) could require certain OTC derivatives, including “swaps” (such as rate, credit, equity and commodity swaps) and “security-based swaps” (swaps and security-based swaps, collectively, “Swaps”), to be traded on a regulated exchange and cleared through a regulated clearing entity, potentially increasing significantly the collateral costs associated with such activities; (ii)  imposes initial and variation margin requirements on certain entities whose derivatives are not cleared through a regulated clearing entity; (iii) creates several new classes of CFTC and SEC registrants, including “swap dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” that are subject to comprehensive regulation, including minimum net capital, margin, disclosure, reporting and recordkeeping requirements, conflicts of interest policies and procedures, new business conduct standards and other regulatory requirements; and (iv) expands the CFTC’s authority to impose speculative position limits with respect to derivative instruments, including Swaps on certain physical commodities (such as Swaps based on oil, gas, precious metals and agricultural commodities) and aggregate position limits for those instruments (including futures and options contracts and other listed instruments that are economically equivalent to such contracts) based on the same underlying physical commodity.
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
Effective September 23, 2013, and pursuant to a mandate under the Dodd-Frank Act, the SEC adopted amendments to Rule 506 that disqualify issuers, such as our funds, from relying on the exemption from registration provided by Rule 506 in connection with a securities offering structured as a private placement if any “covered persons” are deemed to be “bad actors.” Specifically, an issuer generally will be precluded from conducting offerings that rely on the registration exemption provided by Rule 506 if a “covered person” has been subject to a relevant criminal conviction, regulatory or court order or other disqualifying event that occurred on or after September 23, 2013. For these purposes, the “covered persons” of an issuer include directors, certain officers, various entities related to the issuer, solicitors and promoters of the issuer and 20% beneficial owners of the issuer’s voting securities.  If any covered person is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 offering, which would result in significant additional expenses in connection with such offerings. Many of our funds continuously raise capital in reliance on Rule 506.  If one or more of our funds were to lose the ability to rely on the Rule 506 exemption, it could adversely affect our business, financial condition or results of operations.
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
In early February 2017, the new Trump administration issued an executive order calling for a review of laws and regulations affecting the U.S. financial industry in order to determine their consistency with a set of core principles identified in the executive order. Several bills have been introduced in recent years as avenues to amend the Dodd-Frank Act, including the

Financial CHOICE Act (the “CHOICE Act”), which is currently pending in the House of Representatives and the Financial Regulatory Improvement Act of 2015 (“FRIA”), which is currently pending in the Senate. If reintroduced, these bills, while different, could change the process and criteria for designating systemically important financial institutions, modify the Volcker Rule and make reforms to the Consumer Financial Protection Bureau, among other proposals. The CHOICE Act would also significantly enhance the SEC’s enforcement capabilities and increase the maximum civil penalties and criminal sanctions under federal securities laws, including under the Investment Company Act (the “1940 Act”) and the Advisers Act, while the FRIA would change the operations, structure and accountability of the Federal Reserve System.
A number of legislative proposals have been considered by past Congresses that would have characterized some or all of the income recognized from carried interests as ordinary income and would have treated such income as non-qualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes after a transition period or requiring us to restructure our operations to earn such non-qualifying income through taxable subsidiary corporations. In addition, versions of the prior proposals could have, if enacted, (i) prevented us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis, (ii) subjected holders of Class A Shares to tax on our conversion into a corporation or restructuring after the transition period, and (iii) increased the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain. Former Representative David Camp, then Chairman of the House Committee on Ways and Means, released a discussion draft of proposed legislation in the past that would have, among other things, prevented us from qualifying for treatment as a partnership and characterized some or all of the income we may earn from carried interests as ordinary income.
The new administration and leaders in Congress have indicated their desire to pursue comprehensive tax reform and the treatment of carried interests in such legislation is unclear. More broadly, Congress and the new administration may consider potentially significant changes to various aspects of the tax law, including the deductibility of certain expenses and tax treatment of certain entities. If the carried interest proposals or former Chairman Camp’s proposal described above were to be enacted into law or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules or otherwise impose additional taxes, Class A Shareholders would be negatively affected. We would incur a material increase in our tax liability as a public company from the date any such changes applied to us, which likely would result in a reduction in the value of our Class A Shares.
Risk retention rules could adversely affect our CLO management business.
Effective as of December 24, 2016, “risk retention” rules promulgated by U.S. federal regulators under the Dodd-Frank Act require a “securitizer” or “sponsor” of a CLO to retain directly or through a “majority-owned affiliate” (as defined in the U.S. Risk Retention Rules), in one or more prescribed forms, at least 5% of the credit risk of the securitized assets (the “U.S. Risk Retention Rules”).
The U.S. Risk Retention Rules became effective for CLOs on December 24, 2016 (the “Risk Retention Compliance Date”). Thus, any CLO transaction that issues securities after such Risk Retention Compliance Date (including as a result of “deemed” issuances of securities resulting from refinancing, re-pricings or material amendments) will be required to satisfy the U.S. Risk Retention Rules. An existing CLO that has issued securities prior to the Risk Retention Compliance Date may be structured in a manner intended to facilitate the later refinancing, re-pricing or material amendment thereof in compliance with the U.S. Risk Retention Rules. However, there can be no assurance that any such existing CLO will actually be able to be refinanced, repriced or materially amended in compliance with the U.S. Risk Retention Rules.
The U.S. Risk Retention Rules have caused, and are expected to continue to cause, significant and potentially adverse changes to the CLO management business generally, and to our business specifically. In addition, the U.S. Risk Retention Rules may also affect our general fund management business, particularly with respect to our managed funds that have historically acquired securities issued by the CLOs we manage. We currently manage a number of CLOs through our indirect wholly-owned subsidiary, Och-Ziff Loan Management LP (the “CLO Manager”), and a number of our managed funds hold interests in the most subordinated class of securities issued by CLOs managed by the CLO Manager. Furthermore, because the CLO Manager has no personnel of its own and the personnel employed by the CLO Manager to perform the CLO Manager’s functions are employees of OZ Management, it is possible that OZ Management rather than the CLO Manager itself may be viewed as the true “sponsor” of the CLOs managed by the CLO Manager, and accordingly the party required to comply with the U.S. Risk Retention Rules.
In connection with the U.S. Risk Retention Rules, we may seek to retain the requisite risk retention interest directly, through the CLO Manager, or through a majority-owned affiliate. We may also seek to establish a standalone, self-managed collateral manager entity that will manage CLOs and retain the risk retention interest directly or through a majority-owned affiliate. There can be no assurance that applicable regulatory or governmental authorities will agree that any of the approaches we adopt in order to comply with the requirements of the U.S. Risk Retention Rules satisfy such requirements.
Our efforts to undertake compliance with the U.S. Risk Retention Rules are expected to require additional costs and expenses, which may be significant, and are further expected to require tying up capital that could potentially be deployed in another manner in order to generate better risk-adjusted returns. In addition, in the event applicable regulatory or governmental authorities disagree that any of our adopted compliance approaches satisfy the requirements of the U.S. Risk Retention Rules, this may expose us to additional costs and expenses, in addition to potential liability. Furthermore, we may be required to agree to certain undertakings and covenants in connection with complying with the U.S. Risk Retention Rules, breaches of which may cause us to incur liability. To the extent any third party financing is obtained in connection with retaining the requisite risk retention interest, such as through recourse financings as contemplated by the U.S. Risk Retention Rules, the terms of such financing may impose additional limitations or restrictions on our business that could adversely alter the way in our business is operated, reduce the value of our managing CLOs to us and to our shareholders, or otherwise adversely affect our business and operations generally, or the value of our shares. Generally, managing CLOs following the Risk Retention Compliance Date may be less valuable to us and our shareholders relative to managing CLOs prior to the Risk Retention Compliance Date, and we may accordingly be less likely to manage new CLO transactions following the Risk Retention Compliance Date.
The U.S. Risk Retention Rules are subject to varying interpretations, and one or more regulatory or governmental authorities could take positions with respect to the U.S. Risk Retention Rules that conflict with, or are inconsistent with, the U.S. Risk Retention Rules as understood or interpreted by us, the CLO management industry generally, or past or current regulatory or governmental authorities. Available interpretive authority to date addressing the U.S. Risk Retention Rules applicable to CLOs is limited. Accordingly, no assurance can be made that the U.S. Risk Retention Rules, as understood or interpreted by us, by the CLO management industry generally, or by past or current regulatory or governmental authorities, will not be interpreted differently by applicable regulatory or governmental authorities, now or in the future, or that there will not be a change in applicable law or rules and regulations in the future that could adversely affect us or the CLOs we manage, including by making any structural changes undertaken to facilitate compliance with the U.S. Risk Retention Rules obsolete, unnecessarily burdensome or otherwise economically or administratively disadvantageous.
In addition to any potential direct affects on us or the CLOs we manage, the U.S. Risk Retention Rules also may have an adverse effect on the leveraged loan markets or credit markets generally, which may in turn adversely affect the CLOs we manage or our business generally.
No assurance can be given that the U.S. Risk Retention Rules will not have a material adverse effect on our business and operations.
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
The European Directive on Alternative Investment Fund Managers (the “AIFMD”) became effective on July 21, 2011, but with implementation taking place between July 22, 2013 and July 22, 2014. As of January 1, 2017, EU Member States had transposed the AIFMD into their domestic law. The AIFMD is complex and key aspects of it remain subject to further consultation and interpretation.
The AIFMD imposes significant regulatory requirements on alternative investment fund managers (“AIFMs”), operating within the EU, as well as prescribing certain conditions with regard to regulatory standards, cooperation and transparency that will need to be satisfied for non-EU AIFMs to market alternative investment funds (“AIFs”) into EU Member States. Should any member of our group be treated as an AIFM operating within the EU, AIFMD rules would impose significant additional costs on the operation of our business in the EU and limit our operating flexibility. In any event, in order to market one of our AIFs to investors in the EU, the non-EU investment adviser of that AIF will be required to comply with the marketing conditions in the AIFMD and any additional national restrictions, assuming that national private placement is available. The AIFMD conditions are that the AIFM complies with specific ratification or registration requirements and certain additional transparency requirements requiring disclosures to investors in the AIF and to EU regulators; the AIFM also complies with requirements relating to the acquisition of substantial stakes in EU companies; and the jurisdictions in which the non-EU AIFM and the relevant AIF are organized satisfy certain conditions with regard to regulatory standards, cooperation and transparency.
If AIFMD’s marketing passport is made available to non-EU AIFMs, it is possible that national private placement regimes will be phased out, in which case such persons would, thereafter, need to comply with the AIFMD in full in order to be able to continue to market their AIFs within the EU. Again, such rules could, if they start to apply in full to our business, potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility and our ability to raise funds within the EU. There is also no requirement for EU Member States to make the private placement regimes available to non-EU AIFMs and consequently, individual EU Member States could, theoretically, seek to apply the rules set out in the AIFMD in full to non-EU AIFMs at any time, even before the marketing passport is made available to such non-EU AIFMs.
Separately to AIFMD, the EU is also introducing significant changes to the existing Markets in Financial Instruments Directive, known as “MiFID II.” The original MiFID, which came into force in 2007, is the foundational piece of legislation for financial services firms operating in the EU, including our UK affiliate Och-Ziff Management Europe Limited (“OZME”), which is authorized and regulated in the UK under MiFID. MiFID II is due to come into force with effect from January 2018.
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
In addition to the AIFMD and MiFID II, the EU has implemented, or is in the process of implementing a number of measures in response to the financial crisis or as part of an ongoing program of legislative changes. These include, but are not limited to:

•
A regulation on short selling and certain aspects of credit default swaps (which restricts uncovered short sales in EU shares, EU sovereign debt and EU sovereign debt-related credit default swaps and imposes new disclosure requirements in respect of net short positions above a specified threshold).

•	A regulation on OTC derivatives, central counterparties and trade repositories (which imposes clearing, risk mitigation, margining and trade reporting requirements on OTC derivatives counterparties).

•	The Solvency II directive (which applies capital charges on insurers for fund investments).

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

•
A new EU market abuse regime, in the form of a new directly applicable Market Abuse Regulation, known as MAR and a directive designed to harmonize criminal sanctions for market abuse (called CSMAO) (which extends the existing market abuse regime to keep up to pace with market developments, to refine the definition of inside information, to introduce a new offense of “attempted market manipulation” and to strengthen regulatory authorities’ investigative and sanctioning powers).
Each or all of these measures could have direct and indirect effects on our business.
In addition, the UK introduced a tax on “diverted profits,” effective April 1, 2015. The tax requirement remains controversial and, in some parts, unclear as to its operation. According to the UK government’s publications, the rules are intended to counteract “contrived arrangements” to divert profits from the UK by avoiding a UK taxable presence or by other contrived arrangements between connected entities. A 25% rate of tax will apply to diverted profits relating to UK activity, targeting foreign companies that are perceived as exploiting the UK’s permanent establishment rules or creating other tax advantages by using transactions or entities that lack economic substance. Credit will be available in some circumstances for foreign taxes incurred on the same profits. Statements by the UK government indicate that the legislation was not primarily focused on investment funds such as our funds, or non-UK investment managers of such funds such as Och-Ziff. While it is not possible to reach a definitive conclusion that the funds or the management entities will not be affected, we consider there to be sufficiently strong arguments as to why neither our funds nor the management entities should self-report for this tax. It is worth noting in this regard that the UK government is of the view that the tax is not within the terms of the U.S.-UK double taxation treaty, potentially limiting the availability of credit in the U.S., as well as treaty-based dispute resolution procedures.
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
In recent years, the DOJ and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the UK has recently significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures previously have not been, and in the future may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-bribery laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operations.
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
In November 2019, our Revolving Credit Facility will expire and our Senior Notes will mature. At those times, we will be required to either refinance or replace any outstanding indebtedness under the Revolving Credit Facility (or to obtain a new revolving line of credit), and the Senior Notes, as applicable, by entering into one or more new credit facilities or issuing debt securities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay any outstanding loans under the Revolving Credit Facility, or the Senior Notes, by using cash on hand or cash from the sale of our assets, which would reduce amounts available for compensation of our employees or distribution to our Class A Shareholders and our executive managing directors. No assurance can be given that we will be able to enter into new credit facilities, issue debt securities or issue equity in the future on attractive terms, or at all. Loans under the Revolving Credit Facility may be subject to a base rate plus a margin or a LIBOR-based floating rate plus a margin, and the interest expense we incur may vary with changes in the applicable LIBOR reference rate. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk,” for additional information regarding the impact that a change in LIBOR would have on our annual interest expense associated with our debt obligations.
As our Revolving Credit Facility, the Senior Notes and, with respect to our funds, other committed secured credit facilities expire, or if our lenders fail, we will need to replace them by entering into new facilities or finding other sources of liquidity. Furthermore, to the extent that the debt financing markets make it difficult or impossible for us to refinance or replace our Revolving Credit Facility or the Senior Notes, we may be unable to repay the loans outstanding under the Revolving Credit Facility, if any, or the aggregate principal amount of the Senior Notes upon maturity, our liquidity may be reduced in a manner that may restrict or otherwise prevent us from funding or operating our general business affairs. We may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection, and substantial doubt may be raised as to our status as a going concern. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations” for a discussion of our Revolving Credit Facility and overall liquidity position.
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
As of December 31, 2016, our executive managing directors control approximately 63.4% of the total combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares and Mr. Och’s and certain other executive managing directors’ ownership of Class A Shares purchased on the open market. In addition, our executive managing directors will receive additional Class B Shares resulting in additional control upon the conversion of any Och-Ziff Operating Group D Units into Och-Ziff Operating Group A Units and, if an amendment to our 2013 Incentive Plan is approved at our upcoming annual meeting of shareholders, in connection with the grant of Och-Ziff Operating Group P Units under the 2017 Incentive Program. See Note 19 to our consolidated financial statements included in this report for additional information on the 2017 Incentive Program. Each of our executive managing directors that owns Class B Shares has granted to the Class B Shareholder Committee, the sole member of which is currently our founder, Mr. Och, an irrevocable proxy to vote all of their Class B Shares as the Committee may determine in its sole discretion. This proxy will terminate upon the later of Mr. Och’s withdrawal, death or disability, or such time as our executive managing directors hold less than 40% of our total combined voting power. Accordingly, Mr. Och currently has the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, he currently is able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. The control of voting power by Mr. Och could deprive Class A Shareholders of an opportunity to receive a premium for their Class A Shares as part of a sale of our Company, and might ultimately affect the market price of the Class A Shares. Upon Mr. Och’s withdrawal, death or disability, the

Class B Shareholder Committee will consist of either the remaining members of the Partner Management Committee, who shall act by majority vote in such capacity, or an executive managing director elected by majority vote of the remaining members of the Partner Management Committee to serve as the sole member of the Class B Shareholder Committee.
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
As of December 31, 2016, our executive managing directors held 61.7% of the equity in the Och-Ziff Operating Group directly through Och-Ziff Operating Group A Units, rather than through ownership of our Class A Shares. In addition, as of December 31, 2016, our executive managing directors held a 5.0% interest in the Och-Ziff Operating Group in the form of Och-Ziff Operating Group D Units, which are non-equity profit interests. Because they hold their economic interests in our business directly through the Och-Ziff Operating Group, our executive managing directors may have conflicting interests with holders of Class A Shares or with us. For example, our executive managing directors will have different tax positions from holders of our Class A Shares which could influence decisions of the Class B Shareholder Committee and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our executive managing directors and the Ziffs under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our executive managing directors’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.

We intend to pay regular quarterly distributions but our ability to do so may be limited by our holding company structure, as we are dependent on distributions from the Och-Ziff Operating Group to make distributions and to pay taxes and other expenses.
As a holding company, our ability to make distributions or to pay taxes and other expenses is subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A Shareholders. Accordingly, we expect to cause the Och-Ziff Operating Group to make distributions to the direct owners of Och-Ziff Operating Group Units, currently our intermediate holding companies, and our executive managing directors, pro rata in an amount sufficient to enable us to pay corresponding distributions to our Class A Shareholders and make required tax payments and payments under the tax receivable agreement; however, no assurance can be given that such distributions will or can be made. Our Board of Directors can change our distribution policy or reduce or eliminate our distributions at any time, in its discretion. In addition, the Och-Ziff Operating Group is required to make minimum tax distributions to its direct unit holders, to which our Class A Shareholders may not be entitled, as distributions on Och-Ziff Operating Group B Units to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. In addition, the Och-Ziff Operating Group may make distributions to our executive managing directors in respect of their Class C Non-Equity Interests with respect to cash awards granted to them under the PIP or otherwise. As a result, Class A Shareholders may not receive any distributions at a time when our executive managing directors are receiving distributions on their ownership interests. If the Och-Ziff Operating Group has insufficient funds to make such distributions, we may have to borrow additional funds or sell assets, which could have a material adverse effect on our business, financial condition or results of operations.
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
Some of the primary factors that could negatively affect the price of our Class A Shares or result in fluctuations in the price or trading volume of our Class A Shares include:

•	Reductions or lack of growth in our assets under management, whether due to poor investment performance by our funds or redemptions by investors in our funds.

•	Difficult global market and economic conditions.

•	Loss of investor confidence in the global financial markets and investing in general and in alternative asset managers in particular.

•	Competitively adverse actions taken by other hedge fund managers with respect to pricing, fund structure, redemptions, employee recruiting and compensation.

•	Inability to attract, retain or motivate our active executive managing directors, investment professionals, managing directors or other key personnel.

•	Inability to refinance or replace our Revolving Credit Facility or the Senior Notes either on acceptable terms or at all.

•	Public or other offerings of additional Class A Shares.

•	Inability to develop or successfully execute on business strategies or plans.

•	Unanticipated variations in our quarterly operating results or dividends.

•	Failure to meet analysts’ earnings estimates.

•	Publication of negative or inaccurate research reports about us or the asset management industry or the failure of securities analysts to provide adequate coverage of our Class A Shares in the future.

•
Adverse market reaction to any indebtedness we may incur, Och-Ziff Operating Group Units or cash awards we may grant under our PIP, 2017 Incentive Program or otherwise, or any other securities we may issue in the future.

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
The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2016, 184,843,255 Class A Shares were outstanding and 30,706,935 interests were outstanding pursuant to our Amended and Restated 2007 Equity Incentive Plan, with approximately 6,001,347 Class A Shares and other plan interests that remain available for future grant under that plan. The Class A Shares reserved under the Amended and Restated 2007 Equity Incentive Plan are increased on the first day of each fiscal year during the plan’s term by the positive difference, if any, of (i) 15% of the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group A Units for Class A Shares) on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved for issuance under the plan as of such date. As of December 31, 2016, 36,583,198 interests were outstanding pursuant to our 2013 Incentive Plan, and approximately 40,081,567 Class A Shares and other plan interests remain available for future grant under that plan. The Class A Shares reserved under our 2013 Incentive Plan are increased on the first day of each fiscal year during the plan’s term by 15% of any increase in the number of outstanding Class A Shares (assuming the exchange of all outstanding Och-Ziff Operating Group Units (other than Och-Ziff Operating Group B Units) for Class A Shares) from the number outstanding on the first day of the immediately preceding fiscal year.
As of December 31, 2016, our executive managing directors owned an aggregate of 322,767,350 Och-Ziff Operating Group A and D Units. The holder of any Och-Ziff Operating Group A Units generally has the right to exchange each of its Och-Ziff Operating Group A Units for one of our Class A Shares (or, at our option, a cash equivalent), subject to vesting, minimum retained ownership requirements and transfer restrictions. The Och-Ziff Operating Group D Units convert into Och-Ziff Operating Group A Units to the extent we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. As of March 1, 2017, our executive managing directors owned an aggregate of 73,400,000 Och-Ziff Operating Group P Units. If shareholders approve an amendment to our 2013 Incentive Plan to reserve a sufficient number of Class A Shares under the 2013 Incentive Plan, the holder of any Och-Ziff Operating Group P Unit generally has the right to exchange each of its Och-Ziff Operating Group P Units for one of our Class A Shares (or, at our option, a cash equivalent), to the extent that we determine that they have become economically equivalent to Och-Ziff Operating Group A Units. See Note 19 to our consolidated financial statements included in this report for additional information regarding the terms of the Och-Ziff Operating Group P Units.
We are party to a registration rights agreement, as amended, with our executive managing directors pursuant to which we granted them certain demand and “piggyback” registration rights with respect to the resale of all Class A Shares delivered in exchange for Och-Ziff Operating Group A Units or otherwise held from time to time by executive managing directors that would be deemed affiliates (as such term is defined in Rule 144 of the Securities Act) of the Company, including after an exchange of Och-Ziff Operating Group P Units.
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
As of December 31, 2016, DIC Sahir Limited (“DIC”) owned 29,953,094 of our Class A Shares, which it purchased from us concurrent with the consummation of our IPO pursuant to a Securities Purchase and Investment Agreement. The transfer restrictions originally imposed by such agreement no longer apply to any of DIC’s Class A Shares, and DIC will be able to sell these Class A Shares.

Our executive managing directors’ beneficial ownership of Class B Shares, our shareholders’ agreement, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.
Our executive managing directors own all of our Class B Shares, which as of December 31, 2016, represent approximately 61.7% of the total combined voting power of our Company. In addition, our executive managing directors have granted an irrevocable proxy to vote all of such shares to the Class B Shareholder Committee (the sole member of which is currently Mr. Och) as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, under the shareholders’ agreement entered into in connection with the IPO, the Class B Shareholder Committee has approval rights with respect to certain actions of our Board of Directors, including actions relating to a potential change in control, so long as our executive managing directors continue to hold at least 40% of our total combined voting power, and has the ability to initially designate five of the seven nominees to our Board of Directors, and, under our operating agreement, the Class B Shareholder Committee will have certain consent rights with respect to structural and other changes involving our Company. See “—Risks Related to Our Organization and Structure—Control by Mr. Och of the total combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.”
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
Possible U.S. federal income tax reform could have uncertain effects.
The new administration and the Republican members of the U.S. House of Representatives have stated that one of their top legislative priorities is significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment. There is uncertainty as to the likelihood, timing and details of any such tax reform and the effect of any potential tax reform on us or an investment in our Class A Shares, and we cannot, at this time, determine how any such changes will affect us, holders of our Class A Shares or any of the entities or assets in which we invest.
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
A number of legislative proposals have been considered by past Congresses that would have characterized some or all of the income recognized from carried interests as ordinary income and would have treated such income as non-qualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes after a transition period or requiring us to restructure our operations to earn such non-qualifying income through taxable subsidiary corporations. In addition, versions of the prior proposals could have, if enacted, (i) prevented us from completing certain types of internal reorganization transactions on a tax-free basis and acquiring other asset management companies on a tax-free basis, (ii) subjected holders of Class A Shares to tax on our conversion into a corporation or restructuring after the transition period, and (iii) increased the portion of any gain realized from the sale or other disposition of a Class A Share that is treated as ordinary income rather than capital gain. Former Representative David Camp, then Chairman of the House Committee on Ways and Means, released a discussion draft of proposed legislation in the past that would have, among other things, prevented us from qualifying for treatment as a partnership and characterized some or all of the income we may earn from carried interests as ordinary income. The new administration and leaders in Congress have indicated their desire to pursue comprehensive tax reform and the treatment of carried interests in such legislation is unclear.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in leased office space in New York. We also lease space for our operations in London, Hong Kong, Mumbai, Beijing, Shanghai and Houston. The terms of these leases vary, but most are long term. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.
Item 3. Legal Proceedings

We are from time to time involved in litigation, investigations, inquiries, disputes, and other potential claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” “—Increased regulatory focus in the United States could result in additional burdens on our business” and “—Recent regulatory changes in jurisdictions outside the United States could adversely affect our business.” See Note 17 to our consolidated financial statements included in this report for additional information.
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
Our Class A Shares are listed and traded on the NYSE under the symbol “OZM.” The following table presents information on the high and low last reported sales prices, as reported on the NYSE for our Class A Shares for the periods presented:

	Price Range of Our Class A Shares
	High	Low
2016
First quarter	$6.45	$3.48
Second quarter	$4.24	$3.30
Third quarter	$4.49	$3.29
Fourth quarter	$4.08	$2.84
2015
First quarter	$12.95	$10.73
Second quarter	$13.30	$12.17
Third quarter	$12.54	$8.60
Fourth quarter	$8.68	$5.27
Our Class B Shares are not listed on the NYSE and there is no, and we do not expect there would be any, other established trading market for these shares. All of our Class B Shares are owned by our executive managing directors and have no economic rights, but entitle holders to one vote per share on all matters submitted to a vote of our Class A Shareholders.
As of February 23, 2017, there were 9 holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends and Distributions” for information regarding dividends paid on our Class A Shares, as well as information on the declaration and payment of future dividends.
Recent Sales of Unregistered Securities
None.

OZM Stock Performance
The line graph and table below compares the cumulative total return on our Class A Shares with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Financials Index for the period of December 31, 2011 through December 31, 2016. The graph and table assume that $100 was invested simultaneously on December 31, 2011 in our Class A Shares, the S&P 500 Index and the S&P 500 Financials Index, respectively, that these investments were held until December 31, 2016, and that all dividends were reinvested. The past performance of our Class A Shares is not an indication of future performance.

	Period Ended December 31,
	2011	2012	2013	2014	2015	2016

Och-Ziff Capital Management Group LLC	$100.00	$118.23	$210.21	$188.11	$108.15	$57.46
S&P 500 Index	$100.00	$115.99	$153.54	$174.54	$176.94	$198.09
S&P 500 Financials Index	$100.00	$128.74	$174.56	$201.06	$197.91	$242.93

Item 6. Selected Financial Data

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012

	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$770,364	$1,322,981	$1,542,284	$1,895,923	$1,226,602
Total expenses	1,082,140	953,940	835,649	826,879	1,927,956
Total other income	6,675	(69,504)	143,725	282,468	212,984
Income taxes	10,886	132,224	139,048	95,687	82,861
Consolidated and Comprehensive Net (Loss) Income	(315,987)	167,313	711,312	1,255,825	(571,231)
Less: Loss (income) attributable to noncontrolling interests	193,757	(191,177)	(535,288)	(985,823)	262,200
Less: (Income) loss attributable to redeemable noncontrolling interests	(2,450)	49,604	(33,579)	(8,235)	(1,692)
Net (Loss) Income Attributable to Och-Ziff Capital Management Group LLC	(124,680)	25,740	142,445	261,767	(310,723)
Less: Change in redemption value of Preferred Units	(6,082)	—	—	—	—
Net (Loss) Income Attributable to Class A Shareholders	$(130,762)	$25,740	$142,445	$261,767	$(310,723)

(Loss) Earnings per Class A Share
(Loss) earnings per Class A Share - basic	$(0.72)	$0.14	$0.82	$1.68	$(2.17)
(Loss) earnings per Class A Share - diluted	$(0.73)	$0.14	$0.80	$1.62	$(2.17)
Weighted-average Class A Shares outstanding - basic	182,670,173	177,935,977	172,843,926	155,994,389	142,970,660
Weighted-average Class A Shares outstanding - diluted	479,987,268	180,893,947	178,179,112	468,442,690	142,970,660

Dividends Paid per Class A Share	$—	$0.87	$1.72	$1.42	$0.40

Selected Balance Sheet Data
Cash and cash equivalents	$329,813	$254,070	$250,603	$189,974	$162,485
Assets of consolidated Och-Ziff funds	55,205	9,416,702	7,559,180	4,711,189	2,850,754
Total assets	1,485,555	10,685,643	9,295,696	6,868,426	4,596,566
Debt obligations	577,128	443,069	440,697	383,329	386,933
Liabilities of consolidated Och-Ziff funds	15,197	7,315,917	5,580,010	3,042,395	1,297,096
Total liabilities	1,495,526	8,612,791	7,057,848	4,576,819	2,676,385
Redeemable noncontrolling interests	284,121	832,284	545,771	76,583	8,692
Shareholders' deficit attributable to Class A Shareholders	(466,021)	(415,830)	(290,759)	(133,721)	(248,921)
Shareholders' equity attributable to noncontrolling interests	171,929	1,656,398	1,982,836	2,348,745	2,160,410
Total shareholders' equity	(294,092)	1,240,568	1,692,077	2,215,024	1,911,489

Economic Income Data
Economic Income Revenues— Non-GAAP(1)	$730,178	$849,276	$1,209,756	$1,630,487	$1,091,467
Economic Income—Non-GAAP(1)	(211,575)	345,216	729,943	1,098,696	694,114

Assets Under Management
Balance—beginning of period	$45,494,861	$47,534,415	$40,238,812	$32,603,930	$28,766,340
Inflows / (outflows)	(7,993,589)	(1,176,435)	6,134,745	3,380,622	562,980
Distributions / other reductions	(888,265)	(907,879)	(943,997)	(277,111)	(83,393)
Appreciation / (depreciation)	1,267,296	44,760	2,104,855	4,531,371	3,358,003
Balance—End of Period	$37,880,303	$45,494,861	$47,534,415	$40,238,812	$32,603,930

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
As part of the settlements, we entered into a Deferred Prosecution Agreement with the DOJ, and our subsidiary OZ Africa agreed to plead guilty to one count of conspiracy to violate the FCPA. We also agreed to settle an administrative proceeding with the SEC involving violations of the FCPA and the Advisers Act. We paid a total of $412.1 million in penalties and disgorgement. This amount was paid in October 2016 using cash on hand and proceeds from the October 2016 sale of Preferred Units discussed below.
Preferred Units Offering
As discussed in Note 11 to our consolidated financial statements, on September 29, 2016, we entered into the Purchase Agreement with the EMD Purchasers. Pursuant to the Purchase Agreement, the EMD Purchasers agreed to purchase up to $400.0 million of Preferred Units. In October 2016, we issued $250.0 million of the Preferred Units to the EMD Purchasers. An additional $150.0 million of Preferred Units were issued to the EMD Purchasers in January 2017. We used the proceeds from the Preferred Units issued in October 2016, as well as cash on hand, to pay the $412.1 million in penalties and disgorgement related to the settlements with the SEC and the DOJ discussed above. We expect to use the proceeds from the second sale of the Preferred Units in January 2017 for working capital and general corporate purposes.
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

Overview of Our Financial Results
We reported GAAP net loss attributable to Class A Shareholders of $130.8 million for the 2016 full year, compared to net income of $25.7 million for the 2015 full year. The year over year decrease was primarily driven by the FCPA settlements expense of $412.1 million incurred in 2016, as well as lower management fees, partially offset by lower income taxes and higher incentive income. Lower compensation and benefits expenses also partially offset the year-over-year decline, as lower equity-based compensation expense more than offset higher bonus expense.
We reported a loss on an Economic Income basis of $211.6 million for the 2016 full year, compared to income of $345.2 million for the 2015 full year. The decrease was mainly driven by the FCPA settlements expense of $412.1 million incurred in 2016, as well as lower management fees and higher compensation and benefits expenses, partially offset by higher incentive income.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year over year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $37.9 billion as of December 31, 2016. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $17.0 billion, or 45%, of our total assets under management as of December 31, 2016. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $16.8 billion, comprising 44% of assets under management as of December 31, 2016.
Assets under management in our multi-strategy funds totaled $21.1 billion as of December 31, 2016, decreasing 29%, or $8.4 billion, year-over-year. This change was driven by net capital outflows of $9.0 billion, primarily in the OZ Master Fund, our largest multi-strategy fund, partially offset by performance-related appreciation of $536.6 million. Our multi-strategy funds experienced elevated redemptions during 2016 and into early 2017 as a result of the FCPA settlements, as well as the overall redemption cycle currently affecting the hedge fund industry.
OZ Master Fund generated a gross return of 6.5% and a net return of 3.8% year-to-date through December 31, 2016. These returns were driven by the fund’s merger arbitrage, credit-related and convertible and derivative arbitrage strategies, partially offset by weaker performance in long/short equity special situations due to losses during the first quarter. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the OZ Master Fund.
Assets under management in our dedicated credit products totaled $13.4 billion as of December 31, 2016, increasing $811.7 million, or 6%, year-over-year. This change was driven by capital net inflows of $744.0 million and performance-related appreciation of $753.1 million, partially offset by $685.3 million of distributions and other reductions in our closed-end opportunistic credit funds.
Assets under management in our opportunistic credit funds were $5.4 billion as of December 31, 2016. OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 21.1% and a net return of 18.0% year-to-date through December 31, 2016. These returns were driven in part by realizations in structured credit and successful resolutions in various distressed situations in corporate credit. Assets under management for the fund were $1.8 billion as of December 31, 2016.
Assets under management in Institutional Credit Strategies were $8.0 billion as of December 31, 2016, increasing $777.8 million, or 11%, year-over-year. The increase was primarily driven by two additional CLOs that closed in the 2016 fourth quarter, including our first European CLO. We also refinanced two existing deals during the fourth quarter. We now manage 15 CLOs as of December 31, 2016 and continue to post top quartile CLO performance, with inception to date annualized cash-on-cash equity returns in excess of 20%.
Assets under management in our real estate funds totaled $2.2 billion as of December 31, 2016, increasing $123.4 million year-over-year. This increase was driven by additional closings in Och-Ziff Real Estate Credit Fund I, partially offset by distributions from Och-Ziff Real Estate Funds I and II. Since inception, the net internal rate of return (“IRR”) for Och-Ziff Real Estate Fund II (for which the investment period ended in 2014) was 21.3% through December 31, 2016, and 15.6% net for Och-Ziff Real Estate Fund I (for which the investment period ended in 2010).
Market Environment
Our ability to successfully generate consistent, positive, absolute returns is dependent on our ability to execute each fund’s investment strategy or strategies. Each investment strategy may be materially affected by conditions in the global markets. Global markets were relatively volatile during 2016, as uncertainty surrounding notable macroeconomic and political events largely influenced performance across regions.
In the U.S., concerns over global growth, coupled with the Bank of Japan’s (“BOJ”) introduction of a negative interest rate policy and diminished expectations for rate hikes from the U.S. Federal Reserve, contributed to volatility in financial markets during the first half of 2016. The U.S. election in early November was the pivotal event of the second half of the year, with the outcome of the election driving sharp moves across sectors and asset classes.
In Europe, market internals were relatively erratic heading into the beginning of 2016, with policy announcements from the European Central Bank, U.S. Federal Reserve and the Chinese Central bank driving price dispersion. Financial assets experienced divergent performance following the outcome of the Brexit vote, indicative of the market’s struggle to digest the economic and political ramifications of Britain’s exit from the E.U. The British Pound reached multi-decade lows, U.K. stocks rallied, European stocks slumped and the yield on the U.S. 10-year Treasury note reached an all-time low in early July. Separately, the outcome of the U.S. presidential election, coupled with market jitters ahead of the Italian constitutional referendum vote, contributed to Europe’s under-performance against global equity markets during November. However, European equity markets ultimately ended the year on a high note, rallying sharply as the market took solace from the end of uncertainty following the referendum vote.
In Asia, equity markets in China suffered significant losses at the onset of 2016. In the face of market pressures, the People’s Bank of China moved in strongly to stabilize the currency and aid the real estate market. Economic data rebounded at first, but ultimately moderated by the end of the first half of 2016, and the housing market softened from strong levels. During the same time frame, the BOJ surprised the market by introducing negative interest rates for the first time, causing the yen to strengthen considerably. During the second half of the year, equity markets in Asia rose sharply, as concerns surrounding the U.K. referendum were ultimately shrugged off. Japan also remained strong, attributable in part to the ETF buying program implemented by the BOJ in late July. Later on, the Bank of Japan announced that it would target rates while keeping its negative interest rate policy unchanged - a notable shift in policy and a significant macroeconomic development in the region. Following the U.S. presidential election, asset allocation changes were triggered globally. One of the effects, a strengthening U.S. Dollar, led to a significant rally in the U.S. Dollar versus the Japanese Yen. This move helped to drive appreciation in Japanese equities and led to outflows from less developed economies in Asia near the end of 2016.
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
We typically accept capital from new and existing investors in our funds on a monthly basis on the first day of each month. Investors in our multi-strategy and our open-end opportunistic credit funds (other than with respect to capital invested in Special Investments) typically have the right to redeem their interests in a fund following an initial lock-up period of one to three years. Following the expiration of these lock-up periods, subject to certain limitations, investors may redeem capital generally on a quarterly or annual basis upon giving 30 to 90 days’ prior written notice. However, upon the payment of a redemption fee to the applicable fund and upon giving 30 days’ prior written notice, certain investors may redeem capital during the lock-up period. The lock-up requirements for our funds may generally be waived or modified at the sole discretion of each fund’s general partner or board of directors, as applicable.
With respect to investors with quarterly redemption rights, requests for redemptions submitted during a quarter generally reduce assets under management on the first day of the following quarter. Accordingly, quarterly redemptions generally will have no impact on management fees during the quarter in which they are submitted. Instead, these redemptions will reduce management fees in the following quarter. With respect to investors with annual redemption rights, redemptions paid prior to the end of a quarter impact assets under management in the quarter in which they are paid, and therefore impact management fees for that quarter.
Investors in our closed-end credit funds, Institutional Credit Strategies products, real estate and certain other funds are not able to redeem their investments. In those funds, investors generally make a commitment that is funded over an investment period (or at launch for our CLOs). Upon the expiration of the investment period, the investments are then sold or realized over time, and distributions are made to the investors in the fund.
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific company events, we could experience increased redemptions and a consequent reduction in our assets under management. Recently, our assets under management have declined and we believe this trend will likely continue to some extent for some period of time in light of the recently settled FCPA matter, as well as the current redemption trend in the hedge fund industry.
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of December 31, 2016, approximately 7% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 51% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Year Ended December 31, 2016
	December 31, 2015	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2016

	(dollars in thousands)
Multi-strategy funds	$29,510,248	$(8,962,296)	$—	$536,596	$21,084,548
Credit
Opportunistic credit funds	5,383,629	(40,194)	(685,327)	759,390	5,417,498
Institutional Credit Strategies	7,241,680	784,165	—	(6,335)	8,019,510
Real estate funds	2,048,559	283,408	(152,655)	(7,366)	2,171,946
Other	1,310,745	(58,672)	(50,283)	(14,989)	1,186,801
Total	$45,494,861	$(7,993,589)	$(888,265)	$1,267,296	$37,880,303

	Year Ended December 31, 2015
	December 31, 2014	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2015

	(dollars in thousands)
Multi-strategy funds	$34,100,390	$(4,719,269)	$—	$129,127	$29,510,248
Credit
Opportunistic credit funds	5,098,600	1,121,104	(727,190)	(108,885)	5,383,629
Institutional Credit Strategies	5,166,734	2,077,404	—	(2,458)	7,241,680
Real estate funds	2,022,399	197,887	(165,587)	(6,140)	2,048,559
Other	1,146,292	146,439	(15,102)	33,116	1,310,745
Total	$47,534,415	$(1,176,435)	$(907,879)	$44,760	$45,494,861

	Year Ended December 31, 2014
	December 31, 2013	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2014

	(dollars in thousands)
Multi-strategy funds	$31,768,578	$828,131	$—	$1,503,681	$34,100,390
Credit
Opportunistic credit funds	4,305,438	749,093	(501,935)	546,004	5,098,600
Institutional Credit Strategies	2,605,628	2,553,940	—	7,166	5,166,734
Real estate funds	970,568	1,475,219	(414,234)	(9,154)	2,022,399
Other	588,600	528,362	(27,828)	57,158	1,146,292
Total	$40,238,812	$6,134,745	$(943,997)	$2,104,855	$47,534,415
In 2016, our funds experienced performance-related appreciation of $1.3 billion and net outflows of $8.0 billion, which was comprised of $1.6 billion of gross inflows and $9.6 billion of gross outflows due to redemptions. We also had $888.3 million in distributions and other reductions, which were primarily related to investors in our closed-end opportunistic credit and real estate funds. Our largest sources of gross inflows related primarily to two additional CLOs launched in Institutional Credit Strategies, as well as additional commitments to Och-Ziff Real Estate Credit Fund I. We experienced elevated redemptions in our multi-strategy funds during 2016 as a result of the FCPA settlements, as well as the overall redemption cycle currently affecting the hedge fund industry. Our capital net outflows continued to be elevated in early 2017, due to additional redemptions in our multi-strategy funds as a result of the same factors identified above, resulting in assets under management decreasing to an estimated $33.6 billion as of February 1, 2017. Excluding CLOs, pensions and fund-of-funds were the largest sources of our gross inflows, while fund-of-funds, pensions and private banks were our largest sources of gross outflows during 2016.
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
Weighted-Average Assets Under Management and Average Management Fee Rates
The table below presents our weighted-average assets under management and average management fee rates. Weighted-average assets under management exclude the impact of fourth quarter investment performance for the periods presented, as these amounts generally do not impact management fees calculated for those periods. The average management fee rates presented below take into account the effect of non-fee paying assets under management. Please see the respective sections below for average management fee rates by fund type.

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands)
Weighted-average assets under management	$40,405,332	$46,094,097	$44,402,016
Average management fee rates	1.22%	1.39%	1.46%
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
Effective October 1, 2016, we reduced the management fee rate for existing fund investors in virtually all of our multi-strategy assets under management. As a result, we expect the average management rate for our multi-strategy funds to decline in the first quarter of 2017. We made this change to our management fee rates to further strengthen the relationships we have with our clients, with whom we have built a strong partnership over many years. We also want to ensure that we remain competitive on management fees, which have been gradually trending down for the hedge fund industry. We did not adjust our incentive income rate, which remains unchanged at 20%.
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

Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 1.00% to 2.25% of assets under management. For the fourth quarter of 2016, our multi-strategy funds had an average management fee rate of 1.34%.
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

	Assets Under Management as of December 31,			Returns for the Year Ended December 31,						Annualized Returns Since Inception Through December 31, 2016
				2016		2015		2014
	2016	2015	2014	Gross	Net	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
OZ Master Fund(1)	$17,671,856	$24,297,106	$27,884,293	6.5%	3.8%	1.6%	-0.4%	9.0%	5.5%	16.9%	(1)	11.8%	(1)
OZ Asia Master Fund	937,232	1,200,213	1,337,913	-3.8%	-5.4%	13.8%	9.6%	7.5%	4.0%	9.0%		5.0%
OZ Europe Master Fund	425,203	899,388	1,238,706	5.8%	3.7%	8.9%	5.8%	4.1%	1.8%	11.7%		7.7%
OZ Enhanced Master Fund	817,971	1,130,747	1,135,868	10.2%	6.8%	0.9%	-1.1%	12.1%	7.9%	11.8%		7.7%
Och-Ziff European Multi-Strategy UCITS Fund	102,359	317,511	346,004	-0.8%	-2.7%	8.7%	5.6%	-4.7%	-6.7%	4.7%		1.9%
Other funds	1,129,927	1,665,283	2,157,606	n/m	n/m	n/m	n/m	n/m	n/m	n/m		n/m
	$21,084,548	$29,510,248	$34,100,390
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Och-Ziff Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the OZ Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in OZ Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of December 31, 2016, the gross and net annualized returns since the OZ Master Fund’s inception on January 1, 1998 were 13.0% and 8.8%, respectively.

The $8.4 billion, or 29%, year over year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $9.0 billion, primarily from the OZ Master Fund, the Company’s largest multi-strategy fund, partially offset by performance-related appreciation of $536.6 million. The largest sources of gross outflows from our multi-strategy funds were attributable to fund-of-funds, private banks and pensions. The Company experienced elevated redemptions during 2016 and into early 2017 as a result of the FCPA settlements, as well as the overall redemption cycle currently affecting the hedge fund industry.
In 2016, the OZ Master Fund generated a gross return of 6.5% and a net return of 3.8%. These returns were driven by the fund’s merger arbitrage, credit-related and convertible and derivative arbitrage strategies, partially offset by weaker performance in long/short equity special situations due to losses during the first quarter.
Despite a challenging start to 2016, OZ Master Fund saw the positive momentum that began in the second quarter carry through to the end of the year, generating positive performance in each of the last six months of the year. OZ Master Fund’s merger arbitrage, convertible and derivative arbitrage, corporate credit and structured credit investment strategies each generated strong year-to-date gains through December 31, 2016. In merger arbitrage, OZ Master Fund benefited from positive performance in a number of positions, contributing to the investment strategy’s year-to-date gross return of +2.0%. As we demonstrated throughout 2016, we are drawn to arbitrage situations where we have strong fundamental or industry views and where we have a differentiated view on the risk/reward dynamics. In general, while merger arbitrage spreads remain tight, deal activity is robust and we continue to find select situations that we think are materially mispriced.
Convertible and derivative arbitrage also performed well during the year, driven by profitable trades on certain core positions and positive performance in a handful of existing exposures. Year-to-date, convertible and derivative arbitrage has generated a gross return of +2.0%.
In OZ Master Fund’s credit strategies, we added selectively to high-conviction positions, capitalized on the strength of certain sectors and resolved a number of idiosyncratic situations over the course of 2016. Year-to-date, the corporate credit and structured credit strategies were both up +3.8% on a gross basis.
OZ Master Fund’s long/short equity special situations strategy recovered some of its first quarter losses during the second half of 2016, with gains being driven by a mix of situation-specific events and market factors. Year-to-date, performance in long/short equity special situations was -1.5%. While long/short equity special situations still detracted from OZ Master Fund’s performance for the year, the magnitude of the losses were reduced materially over the last few months of the year.
We continue to actively monitor OZ Master Fund’s capital allocations across investment strategies and geographies. Long/short equity special situations strategy remained the largest allocation in OZ Master Fund. This allocation is not reflective of a strong directional view of the current market. We believe this is an environment in which disciplined, bottom-up investment selection is the best approach to generating returns.
In 2015, the OZ Master Fund generated a gross return of 1.6% and net return of -0.4%. On a gross basis, U.S. merger arbitrage and long/short equity special situations in Asia were the largest contributors to the return. Our credit strategies globally made a slightly positive contribution, the returns were partially offset by weak performance in U.S. long/short equity special situations.
Credit

	Assets Under Management as of December 31,
	2016	2015	2014

	(dollars in thousands)
Opportunistic credit funds	$5,417,498	$5,383,629	$5,098,600
Institutional Credit Strategies	8,019,510	7,241,680	5,166,734
	$13,437,008	$12,625,309	$10,265,334
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.50% to 1.75% of the net asset value of these funds. For the fourth quarter of 2016, our opportunistic credit funds had an average management fee rate of 0.89%.
The table below presents assets under management and investment performance information for certain of our opportunistic credit funds. Incentive income related to these funds (excluding the closed-end opportunistic fund, which are explained further below) is generally equal to 20% of realized and unrealized profits attributable to each investor, and a portion of these assets under management is subject to hurdle rates (generally 3% to 8%). However, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. The measurement periods for these assets under management generally range from one to five years.

	Assets Under Management as of December 31,			Returns for the Year Ended December 31,						Annualized Returns Since Inception Through December 31, 2016
	2016	2015	2014	2016		2015		2014
				Gross	Net	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
OZ Credit Opportunities Master Fund	$1,818,649	$1,486,241	$1,206,009	21.1%	18.0%	-4.4%	-5.2%	12.4%	8.9%	17.5%	13.1%
Customized Credit Focused Platform	2,762,882	2,460,716	1,773,592	26.3%	19.8%	—%	-0.6%	17.8%	13.3%	20.2%	15.2%
Closed-end opportunistic credit funds	357,778	919,786	1,616,377	See below for return information on our closed-end opportunistic credit funds.
Other funds	478,189	516,886	502,622	n/m	n/m	n/m	n/m	n/m	n/m	n/m	n/m
	$5,417,498	$5,383,629	$5,098,600
_______________
n/m not meaningful
In 2016, the assets under management in our opportunistic credit funds increased by $33.9 million year over year, essentially flat year-over-year, as $759.4 million of performance-related appreciation was mostly offset by $685.3 million of distributions and other reductions in the Company’s closed-end opportunistic credit funds. In 2016, the OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 21.1% and a net return of 18.0%. These returns were driven in part by realizations in structured credit and successful resolutions in various distressed situations in corporate credit.
In 2015, the $285.0 million, or 6%, year-over-year increase in our opportunistic credit funds was due to capital net inflows of $1.1 billion, partially offset distributions and other reductions of $727.2 million related to our closed-end opportunistic credit funds and $108.9 million of performance-related depreciation. The capital net inflows were driven primarily by capital net inflows of $695.7 million into the Customized Credit Focused Platform and $364.4 million into the OZ Credit Opportunities Master Fund. In 2015, the OZ Credit Opportunities Master Fund generated a gross return of -4.4% and a net return of -5.2%, as modestly positive performance in the fund’s European credit portfolio was offset by weaker performance in its U.S. portfolio.

The table below presents assets under management, investment performance and other information for our closed-end opportunistic credit funds. Incentive income related to these funds is generally equal to 20% of the cumulative realized profits attributable to each investor over the life of the fund, subject to hurdle rates (generally 5% to 10%), and is recognized at or near the end of the life of the fund when it is no longer subject to clawback. However, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. The investment periods for these funds may generally be extended for an additional one to two years.

	Assets Under Management as of December 31,			Inception to Date as of December 31, 2016
						IRR
	2016	2015	2014	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
OZ European Credit Opportunities Fund (2012-2015)(5)	$79,760	$230,662	$574,602	$459,600	$305,487	16.6%	12.5%	1.47x
OZ Structured Products Domestic Fund II (2011-2014)(5)	110,538	301,534	434,921	326,850	326,850	19.7%	15.3%	1.93x
OZ Structured Products Offshore Fund II (2011-2014)(5)	108,822	267,429	373,082	304,531	304,531	17.0%	13.0%	1.72x
OZ Structured Products Offshore Fund I (2010-2013)(5)	6,033	23,495	31,498	155,098	155,098	24.0%	19.2%	2.1x
OZ Structured Products Domestic Fund I (2010-2013)(5)	4,836	14,621	17,080	99,986	99,986	22.9%	18.2%	1.99x
Other funds	47,789	82,045	185,194	346,250	310,350	n/m	n/m	n/m
	$357,778	$919,786	$1,616,377	$1,692,315	$1,502,302
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of December 31, 2016, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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
Assets under management for our CLOs are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for the CLOs are generally 0.50% of assets under management. For the fourth quarter of 2016, our Institutional Credit Strategies products had an average management fee rate of 0.40%.
Incentive income from our CLOs is generally equal to 20% of the excess cash flows due to the holders of the subordinated notes issued by the CLOs, and is generally subject to a 12% hurdle rate. Because of the hurdle rate and structure of our CLOs, we do not expect to earn a meaningful amount of incentive income from these entities, and therefore no return information is presented for these vehicles. The OZLM CLOs presented below are our U.S. CLOs, and OZLME is our European CLO.

			Assets Under Management as of December 31,
	Initial Closing Date	Initial Deal Size	2016	2015	2014

		(dollars in thousands)
CLOs
OZLM I	July 19, 2012	$510,700	$497,633	$499,344	$468,242
OZLM II	November 1, 2012	560,100	510,557	517,301	517,050
OZLM III	February 20, 2013	653,250	611,608	613,827	613,190
OZLM IV	June 27, 2013	600,000	540,979	543,297	542,744
OZLM V	December 17, 2013	501,250	468,465	470,335	470,428
OZLM VI	April 16, 2014	621,250	597,161	598,438	592,707
OZLM VII	June 26, 2014	824,750	796,547	798,289	796,271
OZLM VIII	September 9, 2014	622,250	597,194	597,988	596,858
OZLM IX	December 22, 2014	510,208	495,532	495,643	494,244
OZLM XI	March 12, 2015	510,500	491,949	491,366	—
OZLM XII	May 28, 2015	565,650	550,642	548,452	—
OZLM XIII	August 6, 2015	511,600	496,758	493,012	—
OZLM XIV	December 21, 2015	507,420	502,862	495,798	—
OZLM XV	December 20, 2016	409,250	396,489	—	—
OZLME I	December 15, 2016	430,490	422,982	—	—
		8,338,668	7,977,358	7,163,090	5,091,734
Other funds	n/a	n/a	42,152	78,590	75,000
		$8,338,668	$8,019,510	$7,241,680	$5,166,734
In 2016, the year over year increase in assets under management was driven primarily by two new CLOs that closed in the fourth quarter of 2016, including our first European CLO. The Company also successfully refinanced two existing deals during the fourth quarter of 2016.
In 2015, the year-over-year increase in assets under management was driven primarily by the launch of four additional CLOs that year.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.75% to 1.50% of assets under management; however, management fees for Och-Ziff Real Estate Credit Fund I are based on invested capital. For the fourth quarter of 2016, our real estate funds had an average management fee rate of 0.96%.
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

	Assets Under Management as of December 31,
	2016	2015	2014

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$15,871	$33,752	$47,187
Och-Ziff Real Estate Fund II	303,528	343,679	409,338
Och-Ziff Real Estate Fund III	1,457,722	1,447,770	1,438,000
Och-Ziff Real Estate Credit Fund I	288,344	130,150	—
Other funds	106,481	93,208	127,874
	$2,171,946	$2,048,559	$2,022,399

	Inception to Date as of December 31, 2016
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$385,508	$799,204	25.2%	15.6%	2.1x	$372,720	$794,976	26.5%	2.1x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	745,945	1,342,934	33.1%	21.3%	1.8x	552,240	1,118,989	39.4%	2.0x
Och-Ziff Real Estate Fund III(8) (2014-2019)	1,500,000	483,419	578,319	n/m	n/m	n/m	—	—	n/m	n/m
Och-Ziff Real Estate Credit Fund I(8) (2015-2019)	323,225	97,044	111,479	n/m	n/m	n/m	22,419	26,483	n/m	n/m
Other funds	241,324	140,910	189,815	n/m	n/m	n/m	37,824	92,194	n/m	n/m
	$3,312,138	$1,852,826	$3,021,751				$985,203	$2,032,642

	Unrealized Investments as of December 31, 2016
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$12,788	$4,228	0.3x
Och-Ziff Real Estate Fund II (2011-2014)(7)	193,705	223,945	1.2x
Och-Ziff Real Estate Fund III (2014-2019)(8)	483,419	578,319	n/m
Och-Ziff Real Estate Credit Fund I (2015-2019)(8)	74,625	84,996	n/m
Other funds	103,086	97,621	n/m
	$867,623	$989,109
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of December 31, 2016. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of December 31, 2016.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of December 31, 2016, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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

(8)	These funds recently launched and have only invested a small portion of their committed capital; therefore, IRR and MOIC information is not presented, as it is not meaningful.
In 2016, the $123.4 million year-over-year increase in assets under management in our real estate funds was driven primarily by additional closings in Och-Ziff Real Estate Credit Fund I, partially offset by distributions from Och-Ziff Real Estate Funds I and II. Och-Ziff Real Estate Funds I and II continue to harvest investments, realizing six investments during 2016 at 2.2x of invested capital and a gross IRR of 23.6%.
In 2015, the $26.2 million year-over-year increase in assets under management in our real estate funds was driven by Och-Ziff Real Estate Credit Fund I and Och-Ziff Real Estate Fund III. This increase was offset by distributions and other reductions related to certain real estate funds, including Och-Ziff Real Estate Funds I and II.
Other
Our other assets under management are comprised of funds that are generally strategy-specific, including our equity, Africa and energy funds. Management fees for these funds range from 0.75% to 2.25% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the fourth quarter of 2016, our other funds had an average management fee rate of 0.96%.
Incentive income for our equity funds is generally 20% of realized and unrealized annual profits attributable to each investor. Incentive income related to the Africa and energy funds is generally 20% of cumulative realized profits attributable to each investor, and is subject to hurdle rates (generally 3% to 8%). Incentive income for the Africa and energy funds is generally not recognized as revenue until near the end of the life of the fund when it is no longer subject to clawback.
Longer-Term Assets Under Management
As of December 31, 2016, approximately 45% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the gross amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues, as we recognize incentive income at the end of the commitment period when amounts are no longer subject to clawback. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	December 31, 2016
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$2,372,782	$23,523
Credit
Opportunistic credit funds	4,198,939	181,290
Institutional Credit Strategies	7,977,359	—
Real estate funds	2,171,946	121,952
Other	290,538	2,593
	$17,011,564	$329,358
We recognize incentive income on our longer-term assets under management in our multi-strategy funds and open-end opportunistic credit funds at the end of their respective commitment periods, which are generally three to five years. Incentive income related to assets under management in our closed-end opportunistic credit funds and our real estate funds is generally recognized near the end of the life of each fund. These funds generally begin to make distributions after the conclusion of their respective investment period, as presented in the tables above. However, these investment periods may generally be extended for an additional one to two years.

Understanding Our Results
Revenues
Our operations historically have been financed primarily by cash flows generated by our business. Our principal sources of revenues are management fees and incentive income. For any given period, our revenues are influenced by the amount of our assets under management, the investment performance of our funds and the timing of when we recognize incentive income for certain assets under management as discussed below.
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. See “—Weighted-Average Assets Under Management and Average Management Fee Rates” for information on our average management fee rate.
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
For funds that we do not consolidate, incentive income is recognized at the end of the applicable commitment period when the amounts are contractually payable, or “crystallized,” and when no longer subject to clawback. Additionally, all of our multi-strategy funds and open-end opportunistic credit funds are subject to a perpetual loss carry forward, or a perpetual “high-water mark,” meaning we would not be able to earn incentive income with respect to positive investment performance we generate for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any net profits in excess of the high-water mark.
The commitment period for most of our multi-strategy assets under management is for a period of one year on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31. We may also recognize incentive income related to fund investor redemptions at other times during the year, as well as on assets under management subject to commitment periods that are longer than one year. We may also recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to us to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be recognized by us until the end of the relevant commitment period (if at all). These tax distributions are not subject to clawback once distributed to us.
Approximately $17.0 billion, or 45%, of our assets under management as of December 31, 2016 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and certain other multi-strategy funds, as well as assets in our opportunistic credit funds, CLOs, real estate funds and certain other funds. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.
Income of Consolidated Och-Ziff Funds. Revenues recorded as income of consolidated Och-Ziff funds consist of interest income, dividend income and other miscellaneous items.
Expenses
Compensation and Benefits. Compensation and benefits consist of salaries, benefits, payroll taxes, and discretionary and guaranteed cash bonus expenses. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising a significant portion of total compensation and benefits. These cash bonuses are based on total annual revenues, which are significantly influenced by the amount of incentive income we earn in the year. Through 2016, annual discretionary cash bonuses were generally determined and expensed in the fourth quarter of each year. Beginning in the first quarter of 2017, we expect to accrue a minimum amount of discretionary cash bonuses on a pro rata basis throughout the year. To the extent our funds generate incentive income in the fourth quarter, we may elect to increase the amount of cash bonuses paid to employees over the amount already accrued, with any incremental amounts recognized as expense in the fourth quarter.
Compensation and benefits also includes equity-based compensation expense, which is primarily in the form of RSUs granted to our independent board members, employees and executive managing directors, as well as Och-Ziff Operating Group A Units granted to executive managing directors subsequent to our IPO. Beginning in 2017, equity-based compensation expense will also include amounts related to the Och-Ziff Operating Group P Units. See Note 19 to our consolidated financial statements included in this annual report for a description of these units.
We also issue Och-Ziff Operating Group D Units to executive managing directors. The Och-Ziff Operating Group D Units are not considered equity under GAAP, and therefore no equity-based compensation expense is recognized related to these units when they are granted. Distributions to holders of Och-Ziff Operating Group D Units are included within compensation and benefits in the consolidated statements of comprehensive income (loss). These distributions are accrued in the quarter in which the related income was earned and are paid out the following quarter at the same time distributions on the Och-Ziff Operating Group A Units and dividends on the Company’s Class A Shares are paid.
An Och-Ziff Operating Group D Unit converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. Upon the conversion of Och-Ziff Operating Group D Units into Och-

Ziff Operating Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Och-Ziff Operating Group D Units are converted into Och-Ziff Operating Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units.
Effective March 1, 2017, the Board of Directors approved amendments to the Limited Partnership Agreements of the Och-Ziff Operating Group entities that in addition to the subsequent events discussed in Note 19 of our consolidated financial statements included in this report, were also amended to adjust the measurement thresholds used in calculating the appreciation necessary to permit a determination that Och-Ziff Operating Group D Units issued prior to March 1, 2017, have become economically equivalent to Och-Ziff Operating Group A Units, making it more likely that outstanding Och-Ziff Operating Group D Units (and, due to the fact that economic equivalence is determined chronologically based on order of issuance, subsequently issued Och-Ziff Operating Group D Units) will convert to Och-Ziff Operating Group A Units. This adjustment has no impact on the total number of Och-Ziff Operating Group A and D Units (“Partner Units”) outstanding. The total number of Partner Units outstanding was 322,767,350 as of December 31, 2016.
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
In August 2012, we adopted the Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan (the “PIP”), under which certain of our executive managing directors at the time of the IPO may be eligible to receive discretionary cash awards and discretionary grants of Och-Ziff Operating Group D Units over a five-year period that commenced in 2013. Each year, an aggregate of up to 2,770,749 Och-Ziff Operating Group D Units may be granted under the PIP to the participating executive managing directors. Aggregate discretionary cash awards for each year under the PIP will be capped at 10% of our incentive income earned during such year, up to a maximum of $39.6 million per year. In addition to awards under the PIP, we may also issue additional performance-related Och-Ziff Operating Group D Units or make discretionary performance cash payments to our executive managing directors.
Reorganization Expenses. As part of the Reorganization, interests in the Och-Ziff Operating Group held by our executive managing directors and the Ziffs were reclassified as Och-Ziff Operating Group A Units, resulting in significant non-cash Reorganization expenses. Substantially all of those Och-Ziff Operating Group A Units were expensed on a straight-line basis over a five-year vesting period following the IPO, which concluded in November 2012. However, certain of these units had vesting periods through 2015.
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding under our Senior Notes, Aircraft Loan, Revolving Credit Facility and CLO Investment Loan (as defined below). See “—Liquidity and Capital Resources—Debt Obligations” for a summary of the terms related to these borrowings.
General, Administrative and Other. General, administrative and other expenses are comprised of recurring placement and related service fees, occupancy and equipment, professional services, information processing and communications, insurance, business development, changes in our tax receivable agreement liability and other miscellaneous expenses. In addition, the $412.1 million FCPA settlements expense is also included in this line item.
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
Income Taxes
Income taxes consist of our provision for federal, state and local income taxes in the United States and foreign income taxes, including provisions for deferred income taxes resulting from temporary differences between the tax and GAAP bases. The computation of the provision requires certain estimates and significant judgment, including, but not limited to, the expected taxable income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences between the tax and GAAP basis and the likelihood of being able to fully utilize deferred income tax assets existing as of the end of the period.
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
Net Income (Loss) Attributable to Noncontrolling Interests
Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Och-Ziff Operating Group A Units and fund investors’ interests in the consolidated Och-Ziff funds. Increases or decreases in net income (loss) attributable to the Och-Ziff Operating Group A Units are driven by the earnings of the Och-Ziff Operating Group. Increases or decreases in the net income attributable to fund investors’ interests in consolidated Och-Ziff funds are driven by the earnings of those funds as allocated under the contractual terms of the relevant fund agreements.
Our interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units or Och-Ziff Operating Group P Units and settlement of RSUs. These increases will be offset upon the conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.
Additionally, we consolidate certain of our opportunistic credit funds, wherein investors are able to redeem their interests after an initial lock-up period of up to three years. Allocations of earnings to these interests are reflected within net income attributable to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss).

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues

	Year Ended December 31,		Change
	2016	2015	$	%

	(dollars in thousands)
Management fees	$533,156	$643,991	$(110,835)	-17%
Incentive income	233,440	187,563	45,877	24%
Other revenues	2,006	2,077	(71)	-3%
Income of consolidated Och-Ziff funds	1,762	489,350	(487,588)	-100%
Total Revenues	$770,364	$1,322,981	$(552,617)	-42%
Total revenues decreased by $552.6 million, primarily due to the following:

•	A $110.8 million decrease in management fees, primarily due to the following:

◦
Multi-strategy funds. A $154.0 million decrease in management fees due to increased redemptions, as well as due to a fee rate cut that went into effect on October 1, 2016, for existing fund investors in virtually all of our multi-strategy assets under management.

◦
Opportunistic credit funds. An $8.0 million increase in management fees, primarily due to the effects of deconsolidation of Och-Ziff funds, as fees in the prior year would have been eliminated in consolidation. See “—Economic Income Analysis” where we discuss management fees excluding the effects of consolidation for the comparative periods.

◦
Institutional Credit Strategies. A $35.6 million increase in management fees, primarily due to the effects of deconsolidation of Och-Ziff funds, as fees in the prior year would have been eliminated in consolidation. See “—Economic Income Analysis” where we discuss management fees excluding the effects of consolidation for the comparative periods.

◦	Real estate funds. Management fees in our real estate funds remained relatively flat year over year.
For information regarding our average assets under management and management fee rates, see “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates.”

•	A $487.6 million decrease in income of consolidated Och-Ziff funds driven primarily by the deconsolidation of the majority of our funds during the first quarter of 2016.

•	This decrease in revenues was partially offset by a $45.9 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $5.5 million decrease in incentive income from our multi-strategy funds, which was driven by a decrease of $32.5 million related to longer-term assets under management, a decrease of $27.8 million related to fund investor redemptions, and a decrease of $4.4 million related to lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period. These decreases were partially offset by an increase of $59.2 million related to assets subject to annual crystallization which was driven by improved performance of the funds.

◦
Opportunistic credit funds. A $44.5 million increase in incentive income from our opportunistic credit funds, which was driven primarily by an increase of $29.1 million earned from our open-end funds due to higher fund performance and an increase of $15.4 million earned from our closed-end funds due to higher realizations from funds out of their investment period, as well as due to the deconsolidation of Och-Ziff funds, as incentive income from these funds would have been eliminated in consolidation. See “—Economic Income Analysis” where we discuss incentive income excluding the effects of consolidation for the comparative periods.

◦
Real estate funds. A $14.6 million increase in incentive income from our real estate funds, primarily due to the effects of deconsolidation of Och-Ziff funds, as incentive income in the prior year would have been eliminated in consolidation. See “—Economic Income Analysis” where we discuss incentive income excluding the effects of consolidation for the comparative periods.

◦	Other funds. An $8.6 million decrease due to lower incentive income from our equity funds.
Expenses

	Year Ended December 31,		Change
	2016	2015	$	%

	(dollars in thousands)
Compensation and benefits	$409,883	$430,526	$(20,643)	-5%
Reorganization expenses	—	14,064	(14,064)	-100%
Interest expense	23,776	21,441	2,335	11%
General, administrative and other	648,131	184,139	463,992	252%
Expenses of consolidated Och-Ziff funds	350	303,770	(303,420)	-100%
Total Expenses	$1,082,140	$953,940	$128,200	13%
Total expenses increased by $128.2 million, primarily due to the following:

•
A $464.0 million increase in general, administrative and other expenses, driven by the $412.1 million FCPA settlements expense in 2016. Also contributing to the increase was a $57.5 million increase due to a change in tax receivable agreement liability, which resulted from updated estimated future income tax savings due to changes in state and local income apportionment factors that resulted in lower expenses in 2015 as compared to 2016. These increases were partially offset by a decrease of $10.3 million in recurring placement and related service fees due to lower assets under management subject to these arrangements.

•	A $2.3 million increase in interest expense primarily due to the draw down on our Revolving Credit Facility in April 2016.
This increase was partially offset by certain decreases in expenses, primarily the following:

•
A $20.6 million decrease in compensation and benefits expenses, primarily due to the following: (i) a $37.4 million decrease in equity based compensation driven by lower average grant date fair values due to our lower stock price; (ii) a $12.7 million decrease in the allocation to Och-Ziff Operating Group D Units due to no Och-Ziff Operating Group distributions being declared in 2016; and (iii) a $2.8 million decrease in salary and benefits, as our worldwide headcount decreased to 524 as of December 31, 2016, compared to 659 as of December 31, 2015. These decreases were partially offset by a $32.2 million increase in bonus expense, which was due to improved fund performance that drove higher incentive income and a corresponding increase in bonus compensation.

•	A $14.1 million decrease in Reorganization expenses, as the amortization period for these IPO-related grants ended in 2015.

•	A $303.4 million decrease in expenses of consolidated Och-Ziff funds driven primarily by the deconsolidation of the majority of our funds during the first quarter of 2016.

Other Income (Loss)

	Year Ended December 31,		Change
	2016	2015	$	%

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$3,760	$68	$3,692	NM
Net gains (losses) of consolidated Och-Ziff funds	2,915	(69,572)	72,487	NM
Total Other Income (Loss)	$6,675	$(69,504)	$76,179	NM
Total other income (loss) increased by $76.2 million, primarily due to net gains (losses) of consolidated Och-Ziff funds, which was driven primarily by the deconsolidation of the majority of our funds during the first quarter of 2016.
Income Taxes

	Year Ended December 31,		Change
	2016	2015	$	%

	(dollars in thousands)
Income taxes	$10,886	$132,224	$(121,338)	-92%
Income tax expense decreased by $121.3 million, primarily driven by a $69.3 million decrease in deferred income tax expenses due to prior year changes in state and local income apportionment factors and a $38.8 million decrease due to lower profitability. The remaining variance was due to various miscellaneous items.
Net (Loss) Income Attributable to Noncontrolling Interests
The following table presents the components of the net (loss) income attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Year Ended December 31,		Change
	2016	2015	$	%

	(dollars in thousands)
Och-Ziff Operating Group A Units	$(195,087)	$136,449	$(331,536)	NM
Consolidated Och-Ziff funds	262	54,357	(54,095)	-100%
Other	1,068	371	697	188%
Total	$(193,757)	$191,177	$(384,934)	NM

Redeemable noncontrolling interests	$2,450	$(49,604)	$52,054	NM
Net (loss) income attributable to noncontrolling interests decreased $384.9 million primarily due to the following:

•
A $331.5 million decrease in the amounts attributable to the Och-Ziff Operating Group A Units due lower profitability of the Och-Ziff Operating Group, which was driven by the FCPA settlements expense, as well as lower management fees, partially offset by higher incentive income and lower compensation and benefits expenses.

•	A $54.1 million decrease in the amounts attributable to the consolidated Och-Ziff funds was driven primarily by deconsolidation of the majority of our funds during the first quarter of 2016.
The $52.1 million increase in amounts attributable to redeemable noncontrolling interests was driven primarily by the deconsolidation of the majority of our funds during the first quarter of 2016.

Net (Loss) Income Attributable to Class A Shareholders

	Year Ended December 31,		Change
	2016	2015	$	%

	(dollars in thousands)
Net (loss) income attributable to Class A Shareholders	$(130,762)	$25,740	$(156,502)	NM
Net (loss) income attributable to Class A Shareholders decreased by $156.5 million, primarily driven by the FCPA settlements expense, as well as lower management fees, partially offset by higher incentive income, lower income tax expense and lower compensation and benefits expenses.
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

•
A $20.2 million decrease in management fees, primarily due to lower assets under management in our multi-strategy funds, as discussed in “Assets Under Management and Fund Performance.” See “Assets Under Management—Weighted-Average Assets Under Management and Average Management Fee Rates” for information regarding our average management fee rates.

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

•	A $13.3 million increase in interest expense primarily due to the issuance of our Senior Notes in the fourth quarter of 2014.

•
A $62.2 million offsetting decrease in compensation and benefits expenses, primarily due to a $55.8 million decrease in bonus expense and a $14.3 million decrease in the allocation to Och-Ziff Operating Group D Units due to lower year over year earnings of the Och-Ziff Operating Group. Offsetting these decreases was a $10.0 million increase in salaries and benefits due in part to our hiring activities globally. Our worldwide headcount increased to 659 as of December 31, 2015 compared to 595 as of December 31, 2014.

Other Income (Loss)

	Year Ended December 31,		Change
	2015	2014	$	%

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures	$68	$5,999	$(5,931)	-99%
Net gains (losses) of consolidated Och-Ziff funds	(69,572)	137,726	(207,298)	NM
Total Other Income (Loss)	$(69,504)	$143,725	$(213,229)	NM
Total other income (loss) decreased by $213.2 million, primarily due to a decrease in net gains (losses) of consolidated Och-Ziff funds. Substantially all of these net gains (losses) are attributable to noncontrolling interests, as we generally only have a minimal ownership interest, if any, in each of these funds. We may, however, be allocated a portion of these earnings through our incentive income allocation as general partner of these funds. Also contributing to the decrease was a $5.9 million decrease in net gains on investments in Och-Ziff funds and joint ventures driven by the sale of an investment held by a joint venture during the first quarter of 2014 that did not reoccur in 2015.
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
Net Income Attributable to Noncontrolling Interests
The following table presents the components of the net income attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Year Ended December 31,		Change
	2015	2014	$	%

	(dollars in thousands)
Och-Ziff Operating Group A Units	$136,449	$365,793	$(229,344)	-63%
Consolidated Och-Ziff funds	54,357	169,142	(114,785)	-68%
Other	371	353	18	5%
Total	$191,177	$535,288	$(344,111)	-64%

Redeemable noncontrolling interests	$(49,604)	$33,579	$(83,183)	-248%
Net income attributable to noncontrolling interests decreased $344.1 million primarily due to the following:

•
A $229.3 million decrease in the net income attributable to the Och-Ziff Operating Group A Units, driven primarily by lower incentive income and higher non-compensation expenses, partially offset by lower bonus expense.

•
A $114.8 million decrease in the net income attributable to the consolidated Och-Ziff funds, driven primarily by the decrease in net gains of consolidated Och-Ziff funds and an increase in expenses of consolidated Och-Ziff funds, partially offset by higher income of consolidated Och-Ziff funds.

The $83.2 million decrease in net income attributable to redeemable noncontrolling interests was driven primarily by net losses on investments in the credit funds that are currently classified as redeemable noncontrolling interests.
Net Income Attributable to Class A Shareholders

	Year Ended December 31,		Change
	2015	2014	$	%

	(dollars in thousands)
Net income attributable to Class A Shareholders	$25,740	$142,445	$(116,705)	-82%

Net income attributable to Class A Shareholders decreased by $116.7 million, primarily driven by lower incentive income, higher non-compensation expenses, partially offset by lower bonus expense.
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

•
Reorganization expenses related to the IPO, equity-based compensation expenses, depreciation and amortization expenses, and gains and losses on assets held for sale, as management does not consider these non-cash expenses to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

•	Changes in the tax receivable agreement liability and gains and losses on investments in Och-Ziff funds, as management does not consider these items to be reflective of operating performance.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Economic Income Revenues (Non-GAAP)

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Management fees	$473,982	$20,750	$494,732	$622,065	$20,122	$642,187
Incentive income	224,990	8,450	233,440	197,795	7,217	205,012
Other revenues	1,978	28	2,006	2,045	32	2,077
Total Economic Income Revenues	$700,950	$29,228	$730,178	$821,905	$27,371	$849,276
Economic Income revenues decreased by $119.1 million, primarily due to the following:

•	A $147.5 million decrease in management fees, primarily due to the following:

◦
Multi-strategy funds. A $143.8 million decrease in management fees due to increased redemptions, as well as due to a rate cut that went into effect during on October 1, 2016, for existing fund investors in virtually all of our multi-strategy assets under management.

◦	Opportunistic credit funds. A $5.7 million decrease in management fees, primarily due to distributions from closed-end opportunistic funds that are out of their investment periods.

◦	Institutional Credit Strategies. A $4.6 million increase in management fees due to increased assets under management.

◦	Real estate funds. Management fees in our real estate funds remained relatively flat year over year.
For information regarding our average assets under management and management fee rates, see “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates.”

•	This decrease was partially offset by a $28.4 million increase in incentive income, primarily due to the following:

◦
Multi-strategy funds. A $5.5 million decrease in incentive income from our multi-strategy funds, which was driven by a decrease of $32.5 million related to longer-term assets under management, a decrease of $27.8 million related to fund investor redemptions, and a decrease of $4.4 million related to lower tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period. These decreases were partially offset by a $59.2 million increase in assets subject to annual crystallization, which was driven by improved performance of the funds.

◦
Opportunistic credit funds. A $35.6 million increase in incentive income from our opportunistic credit funds, which was driven primarily by an increase of $28.1 million earned from our open-end funds due to higher fund performance and an increase of $7.5 million from our closed-end funds due to higher realizations from funds out of their investment period.

◦	Real estate funds. A $7.4 million increase in incentive income from our real estate funds, primarily due to higher amounts realized on certain long term assets.

◦	Other funds. An $8.6 million decrease due to lower incentive income from our equity funds.
We earned approximately 59%, 33%, 8% and 0% of our incentive income in 2016 from our multi-strategy, opportunistic credit, real estate and other funds, respectively, compared to 70%, 21%, 5% and 4%, respectively, in 2015.

Economic Income Expenses (Non-GAAP)

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$309,170	$20,596	$329,766	$282,398	$20,276	$302,674
Non-compensation expenses	608,737	3,201	611,938	199,362	2,036	201,398
Total Economic Income Expenses	$917,907	$23,797	$941,704	$481,760	$22,312	$504,072
Economic Income expenses increased by $437.6 million, primarily due to the following:

•
A $27.1 million increase in compensation and benefit expenses driven by a $29.8 million increase in bonus expense due to improved fund performance that drove higher incentive income and a corresponding increase in bonus compensation. Partially offsetting these increases was a $2.8 million decrease in salaries and benefits, as our worldwide headcount decreased to 524 as of December 31, 2016 as compared to 659 as of December 31, 2015.

•	A $410.5 million increase in non-compensation expenses, primarily driven by the $412.1 million FCPA settlements expense.
Other Economic Income Items (Non-GAAP)

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Net losses on joint ventures	$(63)	$—	$(63)	$—	$—	$—
Net loss attributable to noncontrolling interests	$(14)	$—	$(14)	$(12)	$—	$(12)
Net losses on joint ventures represent the net losses on joint ventures established to expand certain of our private investments platforms. Net loss attributable to noncontrolling interests represents the amount of loss that was reduced from Economic Income and attributed to residual interests in certain businesses not owned by us.
Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2016	2015	$	%

	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$(217,006)	$340,157	$(557,163)	NM
Other Operations	5,431	5,059	372	7%
Total Company	$(211,575)	$345,216	$(556,791)	NM
Economic Income decreased by $556.8 million, primarily due to the FCPA settlements expense, as well as lower management fees and higher compensation and benefits expenses, partially offset by higher incentive income.

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

•
A $7.1 million decrease in management fees, primarily due to lower assets under management in our multi-strategy funds, partially offset by higher assets under management in our Institutional Credit Strategies products. See “Assets Under Management—Weighted-Average Assets Under Management and Average Management Fee Rates” for information regarding our average management fee rate.

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

Economic Income expenses increased by $19.4 million, primarily due to the following:

•
A $75.3 million increase in non-compensation expenses primarily driven by the following: (i) a $42.2 million increase in professional fees primarily due to increased legal expenses relating to certain regulatory and legal matters; (ii) a $13.3 million increase in interest expense related to the issuance of our Senior Notes in the fourth quarter of 2014; (iii) a $6.6 million increase in information processing and communications expense; (iv) a $4.5 increase related to the settlement of a certain regulatory matters; and (v) a $3.7 million increase in business development expenses.

•
A $55.9 million offsetting decrease in compensation and benefit expenses driven by a $65.9 decrease in bonus expense, which was driven by a decrease in incentive income earned in 2015. Partially offsetting this decrease was a $10.0 million increase in salaries and benefits due to our hiring activities globally as discussed above in “—Results of Operations.”

Other Economic Income Items (Non-GAAP)

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Net gains on joint ventures	$—	$—	$—	$4,874	$—	$4,874
Net loss attributed to noncontrolling interests	$(12)	$—	$(12)	$(8)	$—	$(8)
Net gains on joint ventures represent the net gains on joint ventures established to expand certain of our private investments platforms. Net loss attributed to noncontrolling interests represents the amount of loss that was reduced from Economic Income and allocated to residual interests in certain businesses not owned by us. The year-over-year decrease in net gains on joint ventures was due to the sale of an investment held by a joint venture in the first quarter of 2014.
Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2015	2014	$	%

	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$340,157	$708,000	$(367,843)	-52%
Other Operations	5,059	21,943	(16,884)	77%
Total Company	$345,216	$729,943	$(384,727)	-53%
Economic Income decreased by $384.7 million, primarily due to lower incentive income and higher non-compensation expenses, partially offset by lower bonus expense.
Liquidity and Capital Resources
In September 2016, we entered into the Purchase Agreement with the EMD Purchasers, including Daniel S. Och, to issue up to $400.0 million of Preferred Units. Pursuant to the agreement, in October 2016, we completed a $250.0 million issuance and sale of Preferred Units to the EMD Purchasers and completed an additional $150.0 million issuance and sale of Preferred Units to EMD Purchasers in January 2017. We used the proceeds from the Preferred Units issued in October 2016, as well as cash on hand, to pay the $412.1 million of penalties and disgorgement related to the FCPA settlements discussed in Note 17 to our consolidated financial statements included in this report. We expect to use the proceeds from the second sale of the Preferred Units in January 2017 for working capital and general corporate purposes. See Note 11 to our consolidated financial statements included in this report for details regarding the terms of the Preferred Units.

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
Historically, management fees have been sufficient to cover all of our “fixed” operating expenses, which we define as salaries and benefits and our non-compensation costs incurred in the ordinary course of business. We recently reduced our management fee rates for existing investors in virtually all of our multi-strategy assets under management. While we continue to believe that over time we should be able to scale our operations so that management fees are sufficient to cover our fixed operating expenses, no assurances can be given that our management fees ultimately will be sufficient for these purposes.
We cannot predict the amount of incentive income, if any, which we may earn in any given year. Accordingly, we historically have not relied on incentive income to meet our fixed operating expenses. Total annual revenues, which are heavily influenced by the amount of annual incentive income we earn, historically have been sufficient to fund all of our other working capital needs, including annual discretionary cash bonuses. These cash bonuses, which historically have comprised our largest cash operating expense, are variable such that in any year where total annual revenues are greater or less than the prior year, cash bonuses may be adjusted accordingly. Our ability to scale our largest cash operating expense to our total annual revenues helps us manage our cash flow and liquidity position from year to year.
Executive managing directors participating in the PIP may be eligible to receive discretionary annual cash awards each year for a five-year period that commenced in 2013, if we earn incentive income in the relevant year. The maximum aggregate amount of cash that may be awarded for each year under the PIP to the participating executive managing directors, collectively, will be capped at 10% of our incentive income earned during that year, up to a maximum aggregate amount of $39.6 million per year. Whether any cash is awarded under the PIP in a particular year, and the amount of such awards, will be determined by the Compensation Committee of the Board in its sole discretion, based on recommendations from Mr. Och for that year.
Based on our past results, management’s experience and our current level of assets under management, we believe that our existing cash resources, together with the cash generated from management fees, will be sufficient to meet our anticipated fixed operating expenses and other working capital needs for at least the next 12 months.
Historically, we have determined the amount of discretionary cash bonuses, including discretionary annual cash awards under the PIP described above, during the fourth quarter of each year, based on our total annual revenues. We have historically funded these amounts through fourth quarter management fees and incentive income crystallized on December 31, which represents the majority of the incentive income we typically earn each year. Starting in the first quarter of 2017, we expect to accrue a minimum amount of discretionary cash bonuses on a pro rata basis throughout the year. To the extent our funds generate incentive income in the fourth quarter, we may elect to increase the amount of cash bonuses paid to employees over the amount already accrued, with any incremental amounts recognized as expense in the fourth quarter. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.
We may use cash on hand to repay all or a portion of our outstanding indebtedness prior to their respective maturity dates, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of a maturity date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by issuing new notes or entering into new credit facilities, which could result in higher borrowing costs, or by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to issue new notes, enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new notes or new credit facilities that we may be able to issue or enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted. See “—Debt Obligations” for more information.
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

Revolving Credit Facility
On November 20, 2014, we entered into the $150.0 million, five-year unsecured Revolving Credit Facility, which was subsequently amended on December 29, 2015, the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The facility matures on November 20, 2019. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. We are able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. As of December 31, 2016, we had $120.0 million of outstanding borrowings under the facility.
We are subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus zero to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management’s credit rating throughout the term of the facility. The interest rate on the drawn portion of the commitment as of December 31, 2016 was LIBOR plus 1.75%, and the undrawn commitment fee was 0.20%.
Please see Note 10 to our consolidated financial statements included in this report for a description of the financial covenants and restrictions under the Revolving Credit Facility.
Aircraft Loan
On February 14, 2014, we entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to us in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of December 31, 2016, $47.1 million was outstanding under the Aircraft Loan.
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
CLO Investment Loan
In November 2016, we entered into a $16.0 million loan to finance 75% of our investment into a CLO we manage (the “CLO Investment Loan”). The CLO Investment Loan is collateralized by the notes of the CLO held by us and is subject to an interest rate of EURIBOR plus 2.23% and is non-recourse to our general credit. We will make interest and principal payments on the CLO Investment Loan at such time interest and principal payments are received on our investment in the CLO. Any remaining unpaid principal is due on December 15, 2023. The CLO Investment Loan is subject to customary events of default and covenants and includes terms that require our continued involvement with the CLO. As of December 31, 2016, $16.0 million was outstanding under the CLO Investment Loan.
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and the Ziffs. The purchase by the Och-Ziff Operating Group of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the IPO and concurrent private Class A Share offering in 2007 (collectively, the “2007 Offerings”), and subsequent taxable exchanges by them of Och-Ziff Operating Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Och-Ziff Operating Group that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Och-Ziff Operating Group, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period from the date of the 2007 Offerings or the date of any subsequent exchange. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Och-Ziff Corp and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management

Group LLC if it is treated as a corporate taxpayer) have agreed to pay our executive managing directors and the Ziffs 85% of the amount of cash savings, if any, in federal, state and local income taxes in the United States that these entities actually realize related to their units as a result of such increases in tax basis.
In connection with the departure of certain former executive managing directors since the IPO, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Och-Ziff Operating Group. As a result, we expect to pay to the other executive managing directors and the Ziffs approximately 78% (from 85% at the time of the IPO) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that we actually realize as a result of such increases in tax basis. To the extent that we do not realize any cash savings, we would not be required to make corresponding payments under the tax receivable agreement.
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
As of December 31, 2016, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $520.8 million as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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
In September 2016, we amended the tax receivable agreement to provide that no amounts will be due or payable under the agreement with respect to the 2015 and 2016 taxable years. As a result, we released approximately $72.6 million of previously accrued tax receivable agreement liability.
Dividends and Distributions
The table below presents the cash dividends declared on our Class A Shares in 2015, and the related cash distributions to our executive managing directors on their Och-Ziff Operating Group A Units and Och-Ziff Operating Group D Units. We did not pay any dividends on our Class A Shares in 2016.

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
November 20, 2015	November 13, 2015	$0.04	$35,195
August 21, 2015	August 14, 2015	$0.14	$58,412
May 22, 2015	May 15, 2015	$0.22	$87,615
February 24, 2015	February 17, 2015	$0.47	$181,714
We intend to distribute to our Class A Shareholders substantially all of their pro rata share of our annual Economic Income (as described above under “—Economic Income Analysis”) in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to pay income taxes, to pay any amounts owed under the tax receivable agreement, to make appropriate investments in our business and our funds, to make payments on any of our other obligations, to fund the repurchase of Class A Shares or interests in the Och-Ziff Operating Group, as well as to fund distributions on the Preferred Units starting in 2020. Subject to certain exceptions, unless distributions on the Preferred Units are declared and paid in cash for the then current distribution period and all preceding periods after the initial closing of the Preferred Units, the Och-Ziff Operating Group entities may not declare or pay distributions on or repurchase any of their equity securities that rank equal with or junior to the Preferred Units. See Note 11 to our consolidated financial statements included in this report for additional information regarding the terms of the Preferred Units.
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
In accordance with the Och-Ziff Operating Group entities’ limited partnership agreements, we may cause the applicable Och-Ziff Operating Group entities to distribute cash to the intermediate holding companies and our executive managing directors in an amount at least equal to the presumed maximum tax liabilities arising from their direct ownership in these entities. The presumed maximum tax liabilities are based upon the presumed maximum income allocable to any such unit holder at the maximum combined U.S. federal, New York State and New York City tax rates. Holders of our Class A Shares may not always receive distributions at a time when our intermediate holding companies and our executive managing directors are receiving distributions on their interests, as distributions to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. Such tax distributions will take into account the disproportionate income allocation (but not a disproportionate cash allocation) to the unit holders with respect to “built-in gain assets,” if any, at the time of the IPO. Consequently, Och-Ziff Operating Group tax distributions may be greater than if such assets had a tax basis equal to their value at the time of the IPO.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the years ended December 31, 2016, 2015 and 2014 was $(281.5) million, $442.3 million and $950.4 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash used for operating expenses. Additionally, net cash from operating activities includes the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows attributable to our Class A Shareholders.
The decrease in net cash from operating activities in 2016 compared to 2015 was primarily due to higher operating expenses, primarily driven by $412.1 million payment for penalties and disgorgement related to the FCPA settlements with the SEC and the DOJ (see Note 11), and lower management fees in 2016 as compared to 2015, as well as lower incentive income earned in 2015 compared to 2014, partially offset by lower discretionary bonuses in 2015 compared to 2014. The majority of our incentive income is generally collected and the related bonus payments are paid out during the first quarter of the following year. Partially offsetting these decreases were lower cash outflows in 2016 related to the investment activities of the consolidated funds, which was the result of the deconsolidation of the majority of our funds upon the adoption of ASU 2015-02 on January 1, 2016.
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
Investing Activities. Net cash used from investing activities for the years ended December 31, 2016, 2015 and 2014 was $(16.5) million, $(27.8) million and $(103.3) million, respectively. Investing cash flows in 2016 primarily related to the purchases and maturities of U.S. government obligations to manage excess liquidity, and investments made in and returns of capital from our investments in Och-Ziff funds.
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
Financing Activities. Net cash from financing activities for the years ended December 31, 2016, 2015 and 2014 was $373.7 million, $(411.0) million and $(786.5) million, respectively. Our net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations. Contributions from noncontrolling interests, which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.
In April 2016, we borrowed $120.0 million pursuant to our Revolving Credit Facility.
In October 2016, we sold $250.0 million of Preferred Units to the EMD Purchasers. We used the proceeds from the Preferred Units issued in October 2016, as well as cash on hand, to pay the $412.1 million of penalties and disgorgement related to the FCPA settlements.

In November 2016, we borrowed $16.0 million under our CLO Investment Loan to fund 75% of our investment in a CLO.
We paid no dividends to our Class A Shareholders and paid no distributions to our executive managing directors on their Och-Ziff Operating Group A Units in 2016. We paid dividends to our Class A Shareholders of $153.5 million and $293.1 million and paid distributions to our executive managing directors and the Ziffs on the Och-Ziff Operating Group A Units of $337.6 million and $635.9 million in 2015 and 2014, respectively.
As a result of the deconsolidation of most of our funds upon the adoption of ASU 2015-02 on January 1, 2016, contributions from and distributions to noncontrolling interests declined substantially.
Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2017	2018 - 2019	2020 - 2021	2022 - Thereafter	Total

	(dollars in thousands)
Long-term debt(1)	$3,153	$526,181	$6,592	$47,356	$583,282
Estimated interest on long-term debt(2)	23,618	46,892	2,246	168	72,924
Operating leases(3)	26,056	38,753	41,385	143,999	250,193
Tax receivable agreement(4)	—	89,019	91,366	340,446	520,831
Unrecognized tax benefits(5)	—	—	—	—	—
Incentive income subject to clawback(6)	—	—	—	—	—
Total Contractual Obligations	$52,827	$700,845	$141,589	$531,969	$1,427,230
_______________

(1)
Represents indebtedness outstanding under the Senior Notes, the Revolving Credit Facility, the Aircraft Loan, the CLO Investment Loan and certain software financing arrangements. We are not currently able to make a reasonable estimate of the timing of payments in individual years in connection with the CLO Investment Loan, as the timing of those payments are contingent on principal payments made to us on our investment in CLO. We have, therefore, included the total amount outstanding in the year of final maturity as per the terms of the agreement. Amounts presented represent expected cash payments, and have not been reduced for any discounts or deferred debt issuance costs that are netted against these balance for presentation in our consolidated balance sheet.

(2)
Represents expected future interest payments on our Senior Notes and Aircraft Loan, which are fixed-rate borrowings, and on our Revolving Credit Facility, which is variable rate, LIBOR-based borrowing, based on the LIBOR rate that was in effect as of December 31, 2016. Our CLO Investment Loan is a variable rate, EURIBOR-based borrowing; however, no amounts have been included in the table above, as the timing of interest payments is contingent on interest payments made to us on our investment in CLO.

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

(6)
As of December 31, 2016, we had incentive income collected from our real estate funds that is subject to clawback in the event of future losses in the respective fund. We are not currently able to make a reasonable estimate of the timing of payments, if any, as the payments are contingent on future realizations of investments in the respective fund, the timing of which is uncertain.

Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements including sponsoring and owning general partner interests in our funds and retained interests in a CLO we manage. We also have ongoing capital commitment arrangements with certain of our funds. None of our off-balance sheet arrangements require us to fund losses or guarantee target returns to investors in any of our other investment funds. See Notes 6 and 7 of our consolidated financial statements included in this report for information on our retained and variable interests in our funds and CLO.
Critical Accounting Policies and Estimates
Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to our consolidated financial statements included in this report for a description of our accounting policies. Set forth below is a summary of what we believe to be our most critical accounting policies and estimates.
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
As of December 31, 2016, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 46% within Level I; approximately 32% within Level II; and approximately 22% within Level III. As of December 31, 2015, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 48% within Level I; approximately 27% within Level II; and approximately 25% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Impact of Fair Value Measurement on Our Results. A 10% change in the estimate of fair value of the investments held by our funds would generally have a 10% change in management fees in the period subsequent to the change in fair value, as management fees are charged based on the assets under management at the beginning of the period. For our real estate funds and certain other funds, there would be no impact as management fees are generally charged based on committed capital during the original investment period and invested capital thereafter. The impact of a 10% change in unrealized gains and losses of the investments held by our funds would generally have an immediate 10% impact on the amount of profit on which we earn our 20% incentive income if the change continues at the end of the commitment period, and assuming no hurdle rates and no high-water marks from any prior-year losses. For certain opportunistic credit, real estate and certain other funds, there would be no impact, as incentive income is recognized based on realized profits and when no longer subject to clawback.
For additional information regarding the impact that the fair value measurement of assets under management has on our results, please see “Part II—Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
Variable Interest Entities
The determination of whether or not to consolidate a variable interest entity under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate the entity. Management continually reconsiders whether we should consolidate a variable interest entity. Upon the occurrence of certain events, such as investor redemptions or modifications to fund organizational documents and investment management agreements, management will reconsider its conclusion regarding the status of an entity as a variable interest entity.
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

Och-Ziff Corp generated taxable income of $47.1 million for the year ended December 31, 2016, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.7 billion over the remaining seven-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available to us if a net operating loss is generated, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.7 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $33.5 billion as of January 1, 2017, we would need to generate a minimum compound annual growth rate in assets under management of less than 1% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of December 31, 2016, we had $206.7 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2036, and $103.7 million of net operating losses available to offset future taxable income for state income tax purposes and $96.1 million for local income tax purposes that will expire between 2035 and 2036. Based on the analysis set forth above, as of December 31, 2016, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and certain foreign net operating losses. Accordingly, a valuation allowance of $8.0 million has been established for these items.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
The Financial Accounting Standards Board (the “FASB”) has issued various Accounting Standards Updates (“ASUs”) that could impact our future trends. For additional details regarding these ASUs, including methods of adoption (e.g., full retrospective or modified retrospective), see Note 2 to our consolidated financial statements included in this report for additional information.
ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 significantly changed the consolidation analysis required under GAAP, and resulted in the deconsolidation of the majority of the previously consolidated Och-Ziff funds, including all of the CLOs. The deconsolidation of the majority of the previously consolidated funds resulted in a substantial decrease in assets of consolidated Och-Ziff funds, liabilities of consolidated Och-Ziff funds, redeemable noncontrolling interests, appropriated retained deficit and shareholders’ equity attributable to noncontrolling interests in our consolidated balance sheet. Additionally, the deconsolidation has caused a significant decrease in the amount of income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, and net gains (losses) of consolidated Och-Ziff funds in our consolidated statement of comprehensive income (loss). Management fees and incentive income from the previously consolidated funds are also no longer eliminated in consolidation.
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
None of the other changes to GAAP that went into effect during the year ended December 31, 2016 are expected to impact our future trends.
Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
Listed below are ASUs that have been issued but that we have not yet adopted that may impact our future trends. For additional details regarding these ASUs, including methods of adoption (e.g., full retrospective or modified retrospective), see Note 2 to our consolidated financial statements included in this report.
ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific revenue recognition guidance throughout the ASC. The requirements of ASU 2014-09 are effective for us beginning in the first quarter of 2018. We evaluated the impact of the guidance on our primary revenue sources and concluded that the adoption of the standard will not have a material effect on our revenue trends. We are still in the process of evaluating the effect that ASU 2014-09 may have on certain of our costs associated with business development and deal origination. We expect to adopt ASU 2014-09 using a modified retrospective application approach.
ASU 2016-02, Leases.  ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. Upon adoption of the ASU, where we are the lessee, we will likely be required to recognize certain lease arrangements on our balance sheet for the first time, but will continue to recognize associated expenses on our statement of comprehensive income in a manner similar to existing accounting principles. The requirements of ASU 2016-02 are effective for us beginning in the first quarter of 2019. We have determined that most of our operating leases will be reported on our consolidated balance sheet at their present value. We do not expect the adoption of ASU 2016-02 to have a material effect on our future expense trends. See Note 17 to our consolidated financial statements included in this report for details related to our existing operating lease obligations as of December 31, 2016.
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. The requirements of ASU 2016-09 are effective for us beginning in the first quarter of 2017 with early adoption permitted. We do not expect the impact of adoption to be material; however, the change to the treatment of excess tax benefits and deficiencies could have a material effect on our future income tax expense trends.
None of the other changes to GAAP that have been issued but that we have not yet adopted are expected to impact our future trends.

Economic Income Reconciliations
The tables below present the reconciliations of Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A.
Economic Income

	Year Ended December 31, 2016
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Loss Attributable to Class A Shareholders—GAAP	$(126,279)	$(4,483)	$(130,762)
Change in redemption value of Preferred Units	6,082	—	6,082
Net (Loss) Income Allocated to Och-Ziff Capital Management Group LLC—GAAP	(120,197)	(4,483)	(124,680)
Net loss allocated to the Och-Ziff Operating Group A Units	(195,087)	—	(195,087)
Equity-based compensation	72,650	2,567	75,217
Income taxes	10,787	99	10,886
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	6,752	6,752
Changes in tax receivable agreement liability	1,663	—	1,663
Depreciation, amortization and loss on asset held for sale	19,269	613	19,882
Other adjustments	(6,091)	(117)	(6,208)
Economic Income—Non-GAAP	$(217,006)	$5,431	$(211,575)

	Year Ended December 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(13,688)	$39,428	$25,740
Net income allocated to the Och-Ziff Operating Group A Units	136,449	—	136,449
Equity-based compensation, net of RSUs settled in cash	103,643	2,922	106,565
Income taxes	132,224	—	132,224
Adjustment for incentive income allocations from consolidated funds subject to clawback	1,165	(46,242)	(45,077)
Allocations to Och-Ziff Operating Group D Units	11,974	701	12,675
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	8,612	8,612
Reorganization expenses	14,064	—	14,064
Changes in tax receivable agreement liability	(55,852)	—	(55,852)
Depreciation, amortization and loss on asset held for sale	10,583	748	11,331
Other adjustments	(405)	(1,110)	(1,515)
Economic Income—Non-GAAP	$340,157	$5,059	$345,216

	Year Ended December 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income Attributable to Class A Shareholders—GAAP	$115,698	$26,747	$142,445
Net income allocated to the Och-Ziff Operating Group A Units	365,793	—	365,793
Equity-based compensation, net of RSUs settled in cash	102,505	1,829	104,334
Income taxes	138,938	110	139,048
Adjustment for incentive income allocations from consolidated funds subject to clawback	(21,099)	(11,638)	(32,737)
Allocations to Och-Ziff Operating Group D Units	25,360	1,650	27,010
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	2,816	2,816
Reorganization expenses	16,083	—	16,083
Changes in tax receivable agreement liability	(40,383)	—	(40,383)
Depreciation and amortization	6,242	748	6,990
Other adjustments	(1,137)	(319)	(1,456)
Economic Income—Non-GAAP	$708,000	$21,943	$729,943

	Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income Attributable to Class A Shareholders—GAAP	$260,612	$1,155	$261,767
Net income allocated to the Och-Ziff Operating Group A Units	616,843	—	616,843
Equity-based compensation, net of RSUs settled in cash	120,125	—	120,125
Income taxes	95,687	—	95,687
Adjustment for incentive income allocations from consolidated funds subject to clawback	(23,656)	(16,481)	(40,137)
Allocations to Och-Ziff Operating Group D Units	19,954	—	19,954
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	7,854	7,854
Reorganization expenses	16,087	—	16,087
Changes in tax receivable agreement liability	(8,514)	—	(8,514)
Depreciation and amortization	7,503	748	8,251
Other adjustments	(405)	1,184	779
Economic Income—Non-GAAP	$1,104,236	$(5,540)	$1,098,696

	Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$(336,788)	$26,065	$(310,723)
Net loss allocated to the Och-Ziff Operating Group A Units	(538,055)	—	(538,055)
Equity-based compensation	85,927	79	86,006
Income taxes	82,852	9	82,861
Allocations to Och-Ziff Operating Group D Units	9,296	—	9,296
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(6)	(36,412)	(36,418)
Reorganization expenses	1,396,882	—	1,396,882
Changes in tax receivable agreement liability	(13,428)	—	(13,428)
Depreciation and amortization	8,611	751	9,362
Other adjustments	(100)	8,431	8,331
Economic Income—Non-GAAP	$695,191	$(1,077)	$694,114
Economic Income Revenues

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$512,406	$20,750	$533,156	$623,869	$20,122	$643,991
Adjustment to management fees(1)	(38,424)	—	(38,424)	(1,804)	—	(1,804)
Management Fees—Economic Income Basis—Non-GAAP	473,982	20,750	494,732	622,065	20,122	642,187

Incentive income—GAAP	224,990	8,450	233,440	187,563	—	187,563
Adjustment to incentive income(2)	—	—	—	10,232	7,217	17,449
Incentive Income—Economic Income Basis—Non-GAAP	224,990	8,450	233,440	197,795	7,217	205,012
Other revenues	1,978	28	2,006	2,045	32	2,077
Total Revenues—Economic Income Basis—Non-GAAP	$700,950	$29,228	$730,178	$821,905	$27,371	$849,276

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$648,945	$15,276	$664,221	$545,533	$10,894	$556,427
Adjustment to management fees(1)	(14,938)	—	(14,938)	(10,668)	—	(10,668)
Management Fees—Economic Income Basis—Non-GAAP	634,007	15,276	649,283	534,865	10,894	545,759

Incentive income—GAAP	507,261	—	507,261	1,076,547	—	1,076,547
Adjustment to incentive income(2)	20,637	31,272	51,909	6,031	—	6,031
Incentive Income—Economic Income Basis—Non-GAAP	527,898	31,272	559,170	1,082,578	—	1,082,578
Other revenues	1,275	28	1,303	2,130	20	2,150
Total Revenues—Economic Income Basis—Non-GAAP	$1,163,180	$46,576	$1,209,756	$1,619,573	$10,914	$1,630,487

	Year Ended December 31, 2012
	Och-Ziff Funds Segment	Other Operations	Total Company

Management fees—GAAP	$493,779	$10,616	$504,395
Adjustment to management fees(1)	(14,400)	—	(14,400)
Management Fees—Economic Income Basis—Non-GAAP	479,379	10,616	489,995

Incentive income—GAAP	595,727	—	595,727
Adjustment to incentive income(2)	4,707	—	4,707
Incentive Income—Economic Income Basis—Non-GAAP	600,434	—	600,434
Other revenues	930	108	1,038
Total Revenues—Economic Income Basis—Non-GAAP	$1,080,743	$10,724	$1,091,467
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.

Economic Income Expenses

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$379,968	$29,915	$409,883	$398,015	$32,511	$430,526
Adjustment to compensation and benefits(1)	(70,798)	(9,319)	(80,117)	(115,617)	(12,235)	(127,852)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$309,170	$20,596	$329,766	$282,398	$20,276	$302,674

Interest expense and general, administrative and other expenses—GAAP	$668,093	$3,814	$671,907	$202,795	$2,785	$205,580
Adjustment to interest expense and general, administrative and other expenses(2)	(59,356)	(613)	(59,969)	(3,433)	(749)	(4,182)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$608,737	$3,201	$611,938	$199,362	$2,036	$201,398

	Year Ended December 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$463,963	$28,749	$492,712
Adjustment to compensation and benefits(1)	(127,866)	(6,294)	(134,160)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$336,097	$22,455	$358,552

Interest expense and general, administrative and other expenses—GAAP	$138,040	$2,926	$140,966
Adjustment to interest expense and general, administrative and other expenses(2)	(14,075)	(748)	(14,823)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$123,965	$2,178	$126,143
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

(2)
Adjustment to exclude depreciation, amortization, gains and losses on assets held for sale and changes in the tax receivable agreement liability, as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Other Economic Income Items

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$3,104	$656	$3,760	$66	$2	$68
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(3,167)	(656)	(3,823)	(66)	(2)	(68)
Net Losses on Joint Ventures—GAAP	$(63)	$—	$(63)	$—	$—	$—

Net (loss) income attributable to noncontrolling interests—GAAP	$(194,087)	$330	$(193,757)	$89,057	$102,120	$191,177
Adjustment to net (loss) income attributable to noncontrolling interests(2)	194,073	(330)	193,743	(89,069)	(102,120)	(191,189)
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(14)	$—	$(14)	$(12)	$—	$(12)

	Year Ended December 31, 2014
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$5,999	$—	$5,999
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(1,125)	—	(1,125)
Net Gains on Joint Ventures—GAAP	$4,874	$—	$4,874

Net income attributable to noncontrolling interests—GAAP	$433,528	$101,760	$535,288
Adjustment to net income attributable to noncontrolling interests(2)	(433,536)	(101,760)	(535,296)
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(8)	$—	$(8)
_______________

(1)	Adjustment to exclude gains and losses on investments in Och-Ziff funds, as management does not consider these items to be reflective of our operating performance.

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
With regards to the consolidated Och-Ziff funds, the net effect of these fair value changes primarily impacts the net gains of consolidated Och-Ziff funds in our consolidated statements of comprehensive income (loss); however, a large portion of these fair value changes is absorbed by the investors of these funds (noncontrolling interests). We may also be entitled to a portion of these earnings through our incentive income allocation as general partner of these funds.
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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of December 31, 2016 and 2015, would have resulted in a change of approximately $2.6 billion and $3.5 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of January 1, 2017 (the date management fees are calculated for the first quarter of 2017) would impact management fees charged on that day by approximately $5.6 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2016, would have impacted management fees charged on that day by approximately $11.4 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of December 31, 2016 and 2015, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
Interest Rate Risk
Our Senior Notes and Aircraft Loan are fixed-rate borrowings. Our borrowings under the Revolving Credit Facility, CLO Investment Loan and investments in CLO accrue interest at variable rates. Our funds also have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest income and interest expense, future earnings and cash flows.

We estimate that as of December 31, 2016 and 2015, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2016. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016. We reviewed the results of management’s assessment and re-assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which is set forth on the following page.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 27, 2017, we adopted the DCI Plan identified above. DCIs issued under the DCI Plan reflect notional Och-Ziff fund investments made by the Company on behalf of an executive managing director. DCIs generally vest in three equal portions over three years commencing on January 1st of the calendar year following the applicable grant date, subject to an executive managing director's continued service. Upon vesting, the Company pays the executive managing director an amount in cash equal to the notional investment represented by the DCIs, as adjusted for notional fund performance. Except as otherwise provided in the DCI Plan or in an award agreement, in the event of a termination of the executive managing director's service, any portion of the DCIs that are unvested as of the date of termination will be forfeited.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC
We have audited Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Och-Ziff Capital Management Group LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Och-Ziff Capital Management Group LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Och-Ziff Capital Management Group LLC as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
March 1, 2017

PART III
The information required to be disclosed in this Part III will be included in the definitive proxy statement for our 2017 annual meeting of shareholders, which we refer to as the “Proxy Statement,” and is incorporated into this Part III by reference as indicated below.
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 1, 2017

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Alesia J. Haas
Alesia J. Haas
Chief Financial Officer and Executive Managing Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel S. Och	Chief Executive Officer, Executive Managing Director, Chairman of the Board of Directors (Principal Executive Officer)	March 1, 2017
Daniel S. Och

/s/ Alesia J. Haas	Chief Financial Officer and Executive Managing Director (Principal Financial Officer)	March 1, 2017
Alesia J. Haas

/s/ Erez Elisha	Chief Accounting Officer and Managing Director (Principal Accounting Officer)	March 1, 2017
Erez Elisha

/s/ David Windreich	Executive Managing Director and Director	March 1, 2017
David Windreich

/s/ Allan S. Bufferd	Director	March 1, 2017
Allan S. Bufferd

/s/ J. Barry Griswell	Director	March 1, 2017
J. Barry Griswell

/s/ Jerome P. Kenney	Director	March 1, 2017
Jerome P. Kenney

/s/ Georganne C. Proctor	Director	March 1, 2017
Georganne C. Proctor

/s/ William P. Barr	Director	March 1, 2017
William P. Barr

Exhibit Index

Exhibit No.	Description

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

4.8
Unit Designation of the Preferences and Relative, Participating, Optional, and Other Special Rights, Powers and Duties of Class A Cumulative Preferred Units of OZ Management LP, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 11, 2016.

4.9
Unit Designation of the Preferences and Relative, Participating, Optional, and Other Special Rights, Powers and Duties of Class A Cumulative Preferred Units of OZ Advisors LP, incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on October 11, 2016.

4.10
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

10.9+
Employment Agreement by and between Zoltan Varga and a subsidiary of the Registrant, dated as of November 5, 2007, incorporated herein by reference to Exhibit 10.15 of Amendment No. 8 to our Registration Statement on Form S-1, filed on November 8, 2007 (File No. 333-144256).

10.10+
Form of Class A Restricted Share Unit Award Agreement Under the Och-Ziff Capital Management Group LLC 2013 Incentive Plan (for the Independent Directors), amended as of October 29, 2015, incorporated herein by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 11, 2016.

10.11+
The Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan, approved as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 2, 2012.

10.12
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

10.13+	The Och-Ziff Capital Management Group LLC 2013 Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 8, 2013.

10.14
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

10.15
Amendment No. 1 to Credit and Guaranty Agreement, dated as of December 29, 2015, among OZ Management LP, as borrower, OZ Advisors LP, OZ Advisors II LP and Och-Ziff Finance Co. LLC, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 11, 2016.

10.16
Securities Purchase Agreement, dated September 29, 2016, by and among OZ Management LP, OZ Advisors LP, OZ Advisors II LP and the Purchasers party thereto, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 29, 2016.

Exhibit No.	Description

10.17
Amendment to Tax Receivable Agreement, dated as of September 29, 2016, by and among inter alia Och-Ziff Capital Management Group LLC, Och-Ziff Holding Corp., Och-Ziff Holding LLC, OZ Management LP, OZ Advisors LP, and OZ Advisors II LP, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 29, 2016.

10.18
Plea Agreement, dated as of September 29, 2016, by and among OZ Africa Management GP, LLC, the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of New York, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on November 2, 2016.

10.19
Deferred Prosecution Agreement, dated as of September 29, 2016, by and among Och-Ziff Capital Management Group LLC, the U.S. Department of Justice and the U.S. Attorney’s Office for the Eastern District of New York, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on November 2, 2016.

10.20
Order Instituting Administrative and Cease-and-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934 and Sections 203(e) and (k) of the Investment Advisers Act of 1940, dated as of September 29, 2016, between Och-Ziff Capital Management Group LLC, et. al and the U.S. Securities and Exchange Commission, incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on November 2, 2016.

10.21+	Partner Agreement between OZ Management LP and James Levin, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.22+	Partner Agreement between OZ Advisors LP and James Levin, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.23+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.24+	Partner Agreement between OZ Management LP and James Levin, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.25+	Partner Agreement between OZ Advisors LP and James Levin, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.26+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.27+	Partner Agreement between OZ Management LP and James Levin, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.28+	Partner Agreement between OZ Advisors LP and James Levin, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.29+
Partner Agreement between OZ Advisors II LP and James Levin, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.30+	Partner Agreement between OZ Management LP and James Levin, dated as of January 28, 2013, incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.31+	Partner Agreement between OZ Advisors LP and James Levin, dated as of January 28, 2013, incorporated herein by reference to Exhibit 10.12 of our Quarterly Report on Form 8-K, filed on May 2, 2014.

10.32+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of January 28, 2013, incorporated herein by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q, filed on May 2, 2014.

10.33+*	Partner Agreement between OZ Management LP and Alesia J. Haas, dated as of December 9, 2016.

10.34+*	Partner Agreement between OZ Advisors LP and Alesia J. Haas, dated as of December 9, 2016.

Exhibit No.	Description

10.35+*	Partner Agreement between OZ Advisors II LP and Alesia J. Haas, dated as of December 9, 2016.

10.36
Amended and Restated Agreement of Limited Partnership of OZ Advisors LP, effective as of December 14, 2015, incorporated herein by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 11, 2016.

10.37
Amended and Restated Agreement of Limited Partnership of OZ Advisors II LP, effective as of December 14, 2015, incorporated herein by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 11, 2016.

10.38
Amended and Restated Agreement of Limited Partnership of OZ Management LP, effective as of December 14, 2015, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 11, 2016.

10.39+*	Och-Ziff Deferred Cash Interest Plan

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract or compensatory plan or arrangement

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Och-Ziff Capital Management Group LLC
We have audited the accompanying consolidated balance sheets of Och-Ziff Capital Management Group LLC (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Och-Ziff Capital Management Group LLC at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company adopted, on a modified retrospective basis, the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis,” effective January 1, 2016.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
March 1, 2017

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

	(dollars in thousands)
Assets
Cash and cash equivalents	$329,813	$254,070
Income and fees receivable	176,638	93,846
Due from related parties	20,494	8,096
Deferred income tax assets	695,441	719,954
Other assets, net (includes assets measured at fair value of $21,341 and $18,501 as of December 31, 2016 and 2015, respectively)	207,964	192,975
Assets of consolidated Och-Ziff funds:
Investments, at fair value	37,661	9,071,933
Other assets of Och-Ziff funds	17,544	344,769
Total Assets	$1,485,555	$10,685,643

Liabilities and Shareholders' (Deficit) Equity
Liabilities
Compensation payable	$206,106	$176,602
Due to related parties	522,101	593,390
Debt obligations	577,128	443,069
Other liabilities (includes liabilities measured at fair value of $8,204 and $0 as of December 31, 2016 and 2015, respectively)	174,994	83,813
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	—	7,077,679
Securities sold under agreements to repurchase	—	190,751
Other liabilities of Och-Ziff funds (includes liabilities measured at fair value of $0 and $2,825 as of December 31, 2016 and 2015, respectively)	15,197	47,487
Total Liabilities	1,495,526	8,612,791

Commitments and Contingencies (Note 17)

Redeemable Noncontrolling Interests (Note 4)	284,121	832,284

Shareholders' (Deficit) Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 184,843,255 and 181,026,455 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 297,317,019 and 297,317,400 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Paid-in capital	3,097,431	3,040,655
Appropriated retained deficit	—	(59,663)
Accumulated deficit	(3,563,452)	(3,396,822)
Shareholders' deficit attributable to Class A Shareholders	(466,021)	(415,830)
Shareholders' equity attributable to noncontrolling interests	171,929	1,656,398
Total Shareholders' (Deficit) Equity	(294,092)	1,240,568
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' (Deficit) Equity	$1,485,555	$10,685,643
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands)
Revenues
Management fees	$533,156	$643,991	$664,221
Incentive income	233,440	187,563	507,261
Other revenues	2,006	2,077	1,303
Income of consolidated Och-Ziff funds	1,762	489,350	369,499
Total Revenues	770,364	1,322,981	1,542,284

Expenses
Compensation and benefits	409,883	430,526	492,712
Reorganization expenses	—	14,064	16,083
Interest expense	23,776	21,441	8,166
General, administrative and other	648,131	184,139	132,800
Expenses of consolidated Och-Ziff funds	350	303,770	185,888
Total Expenses	1,082,140	953,940	835,649

Other Income (Loss)
Net gains on investments in Och-Ziff funds and joint ventures	3,760	68	5,999
Net gains (losses) of consolidated Och-Ziff funds	2,915	(69,572)	137,726
Total Other Income (Loss)	6,675	(69,504)	143,725

(Loss) Income Before Income Taxes	(305,101)	299,537	850,360
Income taxes	10,886	132,224	139,048
Consolidated and Comprehensive Net (Loss) Income	(315,987)	167,313	711,312
Less: Loss (income) attributable to noncontrolling interests	193,757	(191,177)	(535,288)
Less: (Income) loss attributable to redeemable noncontrolling interests	(2,450)	49,604	(33,579)
Net (Loss) Income Attributable to Och-Ziff Capital Management Group LLC	(124,680)	25,740	142,445
Less: Change in redemption value of Preferred Units	(6,082)	—	—
Net (Loss) Income Attributable to Class A Shareholders	$(130,762)	$25,740	$142,445

(Loss) Earnings per Class A Share
(Loss) earnings per Class A Share - basic	$(0.72)	$0.14	$0.82
(Loss) earnings per Class A Share - diluted	$(0.73)	$0.14	$0.80
Weighted-average Class A Shares outstanding - basic	182,670,173	177,935,977	172,843,926
Weighted-average Class A Shares outstanding - diluted	479,987,268	180,893,947	178,179,112

Dividends Paid per Class A Share	$—	$0.87	$1.72
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Earnings (Deficit)	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity

			(dollars in thousands)
As of December 31, 2013	169,641,610	301,884,116	$2,958,324	$12,872	$(3,104,917)	$(133,721)	$2,348,745	$2,215,024
Capital contributions	—	—	—	—	—	—	175,309	175,309
Capital distributions	—	—	—	—	—	—	(1,136,294)	(1,136,294)
Cash dividends declared on Class A Shares	—	—	—	—	(293,135)	(293,135)	—	(293,135)
Dividend equivalents on Class A restricted share units	—	—	8,697	—	(8,697)	—	—	—
Equity-based compensation, net of taxes	4,959,473	—	31,688	—	—	31,688	50,159	81,847
Och-Ziff Operating Group A Unit exchanges (Note 4)	1,345,472	—	1,205	—	—	1,205	—	1,205
Impact of changes in Och-Ziff Operating Group ownership (Note 4)	—	—	(739)	—	—	(739)	739	—
Acquisition of noncontrolling interests	—	—	(141)	—	—	(141)	(251)	(392)
Initial consolidation of CLOs	—	—	—	(45,303)	—	(45,303)	—	(45,303)
Allocation of income of consolidated CLOs	—	—	—	1,095	—	1,095	(1,095)	—
Impact of amortization of Reorganization charges on capital	—	—	5,847	—	—	5,847	10,236	16,083
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	142,445	142,445	535,288	677,733
As of December 31, 2014	175,946,555	301,884,116	$3,004,881	$(31,336)	$(3,264,304)	$(290,759)	$1,982,836	$1,692,077

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (continued)

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Earnings (Deficit)	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity (Deficit)

			(dollars in thousands)
As of December 31, 2014	175,946,555	301,884,116	$3,004,881	$(31,336)	$(3,264,304)	$(290,759)	$1,982,836	$1,692,077
Capital contributions	—	—	—	—	—	—	261,417	261,417
Capital distributions	—	—	—	—	—	—	(822,570)	(822,570)
Cash dividends declared on Class A Shares	—	—	—	—	(153,452)	(153,452)	—	(153,452)
Dividend equivalents on Class A restricted share units	—	—	4,806	—	(4,806)	—	—	—
Equity-based compensation, net of taxes	5,079,900	(10,110)	31,614	—	—	31,614	56,815	88,429
Och-Ziff Operating Group A Unit repurchase (Note 4)	—	(4,556,606)	(6,315)	—	—	(6,315)	(14,161)	(20,476)
Impact of changes in Och-Ziff Operating Group ownership (Note 4)	—	—	455	—	—	455	(455)	—
Initial consolidation of CLOs	—	—	—	(35,838)	—	(35,838)	—	(35,838)
Allocation of income of consolidated CLOs	—	—	—	7,511	—	7,511	(7,511)	—
Impact of amortization of Reorganization charges on capital	—	—	5,214	—	—	5,214	8,850	14,064
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	25,740	25,740	191,177	216,917
As of December 31, 2015	181,026,455	297,317,400	$3,040,655	$(59,663)	$(3,396,822)	$(415,830)	$1,656,398	$1,240,568

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (continued)

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Deficit	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders' Equity (Deficit)

			(dollars in thousands)
As of December 31, 2015	181,026,455	297,317,400	$3,040,655	$(59,663)	$(3,396,822)	$(415,830)	$1,656,398	$1,240,568
Deconsolidation of Och-Ziff funds on adoption of ASU 2015-02 (Note 3)	—	—	—	59,663	(42,626)	17,037	(1,321,128)	(1,304,091)
Capital contributions	—	—	—	—	—	—	3,015	3,015
Capital distributions	—	—	—	—	—	—	(477)	(477)
Dividend equivalents on Class A restricted share units	—	—	(676)	—	676	—	—	—
Equity-based compensation, net of taxes	3,816,800	(381)	20,848	—	—	20,848	41,292	62,140
Impact of changes in Och-Ziff Operating Group ownership (Note 4)	—	—	(2,137)	—	—	(2,137)	2,137	—
Waiver of payments under tax receivable agreement (Note 17)	—	—	44,823	—	—	44,823	(5,590)	39,233
Change in redemption value of Preferred Units	—	—	(6,082)	—	—	(6,082)	(9,961)	(16,043)
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	(124,680)	(124,680)	(193,757)	(318,437)
As of December 31, 2016	184,843,255	297,317,019	$3,097,431	$—	$(3,563,452)	$(466,021)	$171,929	$(294,092)
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(315,987)	$167,313	$711,312
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Reorganization expenses	—	14,064	16,083
Amortization of equity-based compensation	75,217	112,639	114,727
Depreciation, amortization and loss on asset held for sale	19,882	11,331	6,990
Deferred income taxes	2,236	115,760	111,061
Operating cash flows due to changes in:
Income and fees receivable	(74,077)	346,481	502,262
Due from related parties	(10,502)	(3,133)	351
Other assets, net	(12,136)	23,625	(23,106)
Due to related parties	1,320	(109,515)	(86,587)
Compensation payable	29,479	(67,913)	(69,152)
Other liabilities	7,660	(8,120)	22,130
Consolidated Och-Ziff funds related items:
Net (gains) losses of consolidated Och-Ziff funds	(2,915)	69,572	(137,726)
Purchases of investments	(242,474)	(4,122,079)	(4,732,159)
Proceeds from sale of investments	231,591	4,136,801	4,275,275
Other assets of consolidated Och-Ziff funds	3,925	(120,301)	175,200
Securities sold under agreements to repurchase	—	(111,515)	44,575
Other liabilities of consolidated Och-Ziff funds	5,319	(12,731)	19,147
Net Cash (Used in) Provided by Operating Activities	(281,462)	442,279	950,383

Cash Flows from Investing Activities
Purchases of fixed assets	(8,808)	(43,801)	(74,921)
Purchases of United States government obligations	(59,909)	—	(36,974)
Maturities of United States government obligations	78,500	18,473	—
Investment in Och-Ziff funds	(40,920)	(2,826)	(15,522)
Return of investment in Och-Ziff funds	14,696	384	15,970
Other, net	(17)	—	8,169
Net Cash Used in Investing Activities	(16,458)	(27,770)	(103,278)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands)
Cash Flows from Financing Activities
Issuance and sale of Preferred Units, net of issuance costs	246,457	—	—
Contributions from noncontrolling and redeemable noncontrolling interests	3,019	602,654	610,918
Distributions to noncontrolling and redeemable noncontrolling interests	(477)	(824,890)	(1,136,294)
Och-Ziff Operating Group A Unit repurchase	—	(22,783)	—
Dividends on Class A Shares	—	(153,452)	(293,135)
Proceeds from debt obligations	135,951	3,606	446,036
Repayment of debt obligations	(3,667)	(3,089)	(384,768)
Withholding taxes paid on vested RSUs	(7,960)	(15,865)	(26,093)
Equity-classified RSUs settled in cash	—	—	(10,393)
Other, net	340	2,777	7,253
Net Cash Provided by (Used in) Financing Activities	373,663	(411,042)	(786,476)
Net Change in Cash and Cash Equivalents	75,743	3,467	60,629
Cash and Cash Equivalents, Beginning of Period	254,070	250,603	189,974
Cash and Cash Equivalents, End of Period	$329,813	$254,070	$250,603

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$19,514	$19,446	$6,198
Income taxes	$9,504	$19,185	$21,419
Non-cash transactions:
Increase in equity as a result of waiver of payments under tax receivable agreement (Note 17)	$39,233	$—	$—
Assets related to the initial consolidation of CLOs	$—	$2,042,463	$2,508,097
Liabilities related to the initial consolidation of CLOs	$—	$2,078,301	$2,553,400
See Note 3 for non-cash impact of the deconsolidation of Och-Ziff funds upon the adoption of ASU 2015-02.
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

1. OVERVIEW
Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company” or “Och-Ziff”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai, Beijing, Shanghai and Houston. The Company provides asset management services to its investment funds (the “Och-Ziff funds” or the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”) and other customized solutions for clients.
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
The Company conducts its operations through OZ Management LP (“OZ Management”), OZ Advisors LP (“OZ Advisors I”) and OZ Advisors II LP (“OZ Advisors II”) and their consolidated subsidiaries (collectively, the “Och-Ziff Operating Group”). References to the Company’s “executive managing directors” refer to the current limited partners of OZ Management, OZ Advisors and OZ Advisors II other than the Company’s intermediate holding companies, including the Company’s founder, Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. References to the Company’s “active executive managing directors” refer to executive managing directors who remain active in the Company’s business. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons. References to the Company’s “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation (“Och-Ziff Corp”) and Och-Ziff Holding LLC, each of which are wholly owned subsidiaries of the Registrant.
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

•
Class B Shares—Class B Shares are held by the Company’s executive managing directors. These shares are not publicly traded but rather entitle the executive managing directors to one vote per share on matters submitted to a vote of shareholders. These shares do not participate in the earnings of the Registrant, as the executive managing directors participate in the related economics of the Och-Ziff Operating Group through their direct ownership of Och-Ziff Operating Group A Units, Och-Ziff Operating Group D Units and the Preferred Units, as discussed

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

below. The executive managing directors granted to the Class B Shareholder Committee, currently consisting solely of Mr. Och, an irrevocable proxy to vote their Class B Shares in concert.
The Company conducts operations through the Och-Ziff Operating Group. The following Och-Ziff Operating Group Units represent all of the common equity interests of the Och-Ziff Operating Group:

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
Och-Ziff Operating Group D Units
The Company also issues Och-Ziff Operating Group D Units to executive managing directors. Och-Ziff Operating Group D Units are not considered equity for GAAP purposes, and therefore distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive income (loss). Och-Ziff Operating Group D Units receive distributions on a pro rata basis with the Och-Ziff Operating Group A Units and the Och-Ziff Operating Group B Units. An Och-Ziff Operating Group D Unit converts into an Och-Ziff Operating Group A Unit to the extent the Company determines that it has become economically equivalent to an Och-Ziff Operating Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. As of December 31, 2016, the Och-Ziff Operating Group D Units represented a 5.0% non-equity profits interest in the Och-Ziff Operating Group.
Preferred Units
The Preferred Units are non-voting preferred equity interests in the Och-Ziff Operating Group entities and have an aggregate liquidation preference of $1,000, plus accrued and unpaid distributions. See Note 11 for additional information regarding the terms of the Preferred Units.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All intercompany transactions and balances have been eliminated in consolidation.
The Company adopted ASU 2015-02, Amendments to the Consolidation Analysis as of January 1, 2016 using the modified retrospective method of transition, which resulted in a cumulative effect adjustment to opening equity. The Company did not restate prior-period results. The impact to the Company’s opening retained earnings was driven by the cumulative effect of a change in incentive income recognition for the funds no longer consolidated, net of deferred income tax effects. Incentive income from funds not consolidated is recognized at the end of the applicable commitment period when the amounts are contractually payable and when no longer subject to clawback. Prior to deconsolidation, incentive income from these previously consolidated funds was recognized by allocating a portion of the net income of these funds to the Company rather than to the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

fund investors (noncontrolling interests) based on the contractual terms of the relevant fund agreements. This resulted in incentive income being recognized that was subject to clawback in the event of future losses in the respective funds.
The deconsolidation of the majority of the Company’s previously consolidated funds resulted in a substantial decrease in assets of consolidated Och-Ziff funds, liabilities of consolidated Och-Ziff funds, redeemable noncontrolling interests, appropriated retained deficit and shareholders’ equity attributable to noncontrolling interests in the Company’s consolidated balance sheet. Additionally, the deconsolidation has caused a significant decrease in the amount of income of consolidated Och-Ziff funds, expenses of consolidated Och-Ziff funds, and net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income (loss).
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
Foreign Currency
The functional currency of substantially all of the Company’s consolidated subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at the closing rates of exchange on the balance sheet date. Gains and losses on transactions denominated in foreign currencies due to changes in exchange rates are recorded as other expenses within general, administrative and other in the consolidated statements of comprehensive income (loss).
Consolidation Policies
The Company’s multi-strategy funds, open-end opportunistic credit funds and certain other fund are generally organized using a “master-feeder” structure. Fund investors, including the Company’s executive managing directors, employees and other related parties, to the extent they invest in a given fund, generally invest directly into the feeder funds. These feeder funds are typically limited partnerships or limited companies that hold direct or indirect interests in a master fund. The master fund, together with its subsidiaries, is the primary investment vehicle for its feeder funds. The Company generally collects its management fees and incentive income from the feeder funds or subsidiaries of the feeder funds (“intermediate funds”), and generally does not collect any management fees or incentive income directly from the master funds. However, the Company also organizes certain funds (e.g., its real estate funds and closed-end opportunistic credit funds) without the use of a master-feeder structure. These are typically organized as limited partnerships, in which the Company is the general partner and collects management fees and incentive income directly from these entities; however, in the case of the real estate funds, the Company collects management fees directly from those funds’ investors. The Company generally directs the activities of its funds through its role as general partner or as the investment manager or CLO collateral manager with decision-making rights.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
In the case of the Company’s CLOs and a certain joint venture that were classified as VIEs and did not qualify for the deferral under ASU 2010-10, the primary beneficiary was the party that had both (i) the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. The Company was identified as the primary beneficiary of the CLOs it manages because it directed the investment activities of the CLOs and had the right to receive benefits from the CLOs that could potentially be significant as a result of its fee arrangements.
Finally, certain partnerships that were not determined to be VIEs in which the Company held a substantive equity investment and was determined to be the controlling general partner were classified as VOEs and consolidated by the Company because the limited partners did not have substantive rights to participate in the ongoing governance and operating activities of the partnership.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The party identified as the primary beneficiary of a VIE is required to consolidate the entity. The Company is the primary beneficiary of a VIE where it has a controlling financial interest in the entity, which is defined as (i) the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Where the Company does not have a controlling financial interest, but is part of a related party group under common control that collectively has characteristics of a controlling financial interest, the Company may be required to determine which party within the related party group is more closely associated with the VIE and would therefore consolidate a VIE. This assessment would also be performed where power is shared within a related party group that collectively has characteristics of a controlling financial interest.
The types of funds that are VIEs and not consolidated are generally (i) master funds and intermediate fund vehicles for the Company’s multi-strategy funds, as well as opportunistic credit, real estate and certain other fund vehicles, as third party investors in these entities have not been granted substantive removal rights, and (ii) CLOs, as they lack sufficient equity at risk to finance their expected activities without additional subordinated financial support from other parties. The Company does not consolidate VIEs where it does not have a controlling financial interest.
The types of funds that are VIEs consolidated by the Company are certain new funds that the Company has seeded and generally expects to deconsolidate when the fund has a certain level of additional third party capital.
Funds that are VOEs
Funds that are corporations, or similarly structured entities that are not VIEs, are consolidated by the Company where the Company has an equity investment of greater than 50% and has control over significant operating, financial and investing decisions of the entity. The Company will generally not consolidate partnerships, or similarly structured entities that are not VIEs, where a single investor or simple majority of third party investors with equity have the ability to exercise substantive kick-out or participating rights over the entity.
The types of funds that are VOEs and not consolidated by the Company are generally feeder funds of the Company’s multi-strategy funds, as third party fund investors in these entities have been granted substantive removal rights.
The Company does not currently consolidate any funds that are VOEs.
Allocations of Och-Ziff Operating Group Earnings and Capital
The Company consolidates the Och-Ziff Operating Group. Earnings of the Och-Ziff Operating Group are allocated on a pro rata basis between the Och-Ziff Operating Group A Units, which interests are reflected within net income (loss) attributable to noncontrolling interests, and Och-Ziff Operating Group B Units, which interests are reflected within net income (loss) attributable to Och-Ziff Capital Management Group LLC, in the consolidated statements of comprehensive income (loss).
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
See Note 4 for additional information regarding the Company’s interest in the Och-Ziff Operating Group.
Noncontrolling Interests and Appropriated Retained Earnings (Deficit)
The Och-Ziff Operating Group A Units represent interests in the Och-Ziff Operating Group not held by the Company, and amounts attributable to these units are presented as noncontrolling interests in the consolidated balance sheets. The Company also consolidates certain funds in which it holds a controlling financial interest. Ownership interests in these consolidated funds

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

that are not held by the Company are also presented as noncontrolling interests in the consolidated balance sheets. Profits and losses attributable to these interests are reflected within net income (loss) attributable to noncontrolling interests in the consolidated statements of comprehensive income (loss). Investors in the consolidated funds presented within noncontrolling interests are generally not able to redeem their interests until the fund liquidates or is otherwise wound-up.
Additionally, the Company consolidates certain opportunistic credit funds that it manages, wherein investors are able to redeem their interests after an initial lock-up period of up to three years. Amounts relating to these fund investors’ interests in these funds are presented as redeemable noncontrolling interests in the consolidated balance sheets. Profits and losses attributable to these interests are presented as net income (loss) attributable to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss).
The Company also consolidated the CLOs it managed prior to adoption of ASU 2015-02. The Company elected the fair value option for the notes and loans payable of the consolidated CLOs upon the initial consolidation of each CLO. The recognition of the initial difference between the fair value of assets and liabilities of consolidated CLOs was treated as an adjustment to appropriated retained earnings (deficit). Net changes in the fair value of consolidated CLO assets and liabilities and related income and expenses were allocated to noncontrolling interests in the statements of comprehensive income (loss). These allocations are then reclassified from noncontrolling interests to appropriated retained earnings (deficit) in the consolidated balance sheets. Such amounts were reclassified, as the holders of each CLO’s beneficial interests, as opposed to the Company, received the benefits or absorbed the losses of the CLO’s assets.
See Note 4 for additional information regarding noncontrolling interests.
Preferred Units
The Company reports Preferred Units as redeemable noncontrolling interests, outside of permanent equity on the Company’s consolidated balance sheet, as the redemption of the Preferred Units may be effected in a manner not solely in control of the Company. The Company recorded the proceeds from the issuance and sale net of transactions costs. As the redemption of the Preferred Units is outside of the control of the Company, the carrying value of the Preferred Units is their current full redemption value. The change in redemption value was treated as a reduction of the common equity holders’ interests in the Och-Ziff Operating Group. The pro rata share of the change in redemption value that was allocable to the Registrant was treated as a reduction of net income (loss) attributable to Class A Shareholder when calculating earnings (loss) per Class A Share. See Note 11 for additional information on the Preferred Units.
Revenue Recognition Policies
The Company has two principal sources of revenues: management fees and incentive income. These revenues are derived from the Company’s agreements with the Och-Ziff funds. The agreements are generally automatically renewed on an annual basis unless the agreements are terminated by the general partner or directors of the respective funds. Certain investments held by employees, executive managing directors and other related parties in the Och-Ziff funds are not subject to management fees or incentive income charges. See Note 16 for additional information regarding these waived fees.
Management Fees
Management fees for the Company’s multi-strategy funds typically range from 1.00% to 2.25% annually of assets under management based on the net asset value of these funds. For the Company’s opportunistic credit funds, management fees typically range from 0.50% to 1.75% based on the net asset value of these funds. Management fees for the Company’s CLOs within Institutional Credit Strategies are generally 0.50% based on the par value of the collateral and cash held in the CLOs. Management fees for the Company's real estate funds typically range from 0.75% to 1.50% annually based on the amount of capital committed or invested during the investment period, and on the amount of invested capital after the investment period.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
For funds that the Company consolidates, incentive income is recognized by allocating a portion of the net income of the consolidated funds to the Company rather than to the fund investors (noncontrolling interests). Incentive income allocated to the Company is not reflected as incentive income in its consolidated revenues, as these amounts are eliminated in consolidation. The allocation of incentive income to the Company is based on the contractual terms of the relevant fund agreements. As a result, the Company may recognize earnings related to its incentive income allocation from the consolidated funds prior to the end of their respective commitment periods, and therefore the Company may recognize earnings that are subject to clawback to the extent a consolidated fund generates subsequent losses. For Economic Income (as defined in Note 18) purposes, the Company defers recognition of these earnings until they are no longer subject to clawback.
For funds that the Company does not consolidate, incentive income is recognized at the end of the applicable commitment period when the amounts are contractually payable, or “crystallized,” and when no longer subject to clawback. Additionally, all of the Company's multi-strategy funds and open-end opportunistic credit funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning the Company will not be able to earn incentive income with respect to positive investment performance it generates for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. The Company earns incentive income on any net profits in excess of the high-water mark.
The commitment period for most of the Company's multi-strategy assets under management is for a period of one year on a calendar-year basis, and therefore it generally crystallizes incentive income annually on December 31. The Company may also recognize incentive income related to fund investor redemptions at other times during the year, as well as on assets under management subject to commitment periods that are longer than one year. The Company may also recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to the Company to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be recognized by the Company until the end of the relevant commitment period (if at all). These tax distributions are not subject to clawback once distributed to the Company.
Approximately $17.0 billion, or 45%, of the Company's assets under management as of December 31, 2016 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and other multi-strategy funds, as well as assets in the Company's opportunistic credit funds, CLOs, real estate funds and certain other funds. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. The Company's ability to earn incentive income on these longer-term assets is also subject to

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

hurdle rates whereby the Company does not earn any incentive income until the investment returns exceed an agreed upon benchmark. For a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, the Company may receive a preferential “catch-up” allocation, resulting in a potential recognition to the Company of a full 20% of the net profits attributable to investors in these assets.
Other Revenues
Other revenues consist primarily of interest income and revenue related to non-business use of the corporate aircraft by certain executive managing directors. Interest income is recognized on an effective yield basis. Revenues earned from non-business use of the corporate aircraft are recognized on an accrual basis based on actual flight hours. See Note 16 for additional information regarding non-business use of the corporate aircraft.
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
Och-Ziff Operating Group D Units
The Och-Ziff Operating Group D Units are not considered equity under GAAP, and therefore no equity-based compensation expense is recognized related to these units when they are granted. Distributions to holders of Och-Ziff Operating Group D Units are included within compensation and benefits in the consolidated statements of comprehensive income (loss). These distributions are accrued in the quarter in which the related income was earned and are paid out the following quarter at the same time distributions on the Och-Ziff Operating Group A Units and dividends on the Company’s Class A Shares are paid.
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
Profit Sharing Arrangements
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Compensation expense includes an estimated forfeiture assumption, which is based on current and historical information and is reviewed periodically for any necessary adjustments. A change in the forfeiture assumption is recognized in the period in which such change occurs. See Note 12 for additional information on the Company’s equity-based compensation plans.
Reorganization Expenses
Prior to the Company’s 2007 initial public offering (“IPO”), the Company completed a reorganization of its business (the “Reorganization”). As part of the Reorganization, Mr. Och’s equity interests, the other executive managing directors’ non-equity interests and the Ziffs’ profit sharing interests were reclassified as Och-Ziff Operating Group A Units. The reclassification was accounted for as share-based payments. These units, which were amortized through Reorganization expenses in the consolidated statements of comprehensive income (loss), generally vested over the five-year period beginning on the date of the IPO, with a small number of reallocated units vesting through 2015.
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
Cash and Cash Equivalents
The Company considers highly-rated liquid investments that have an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are recorded at amortized cost plus accrued interest. As of December 31, 2016, substantially all of the Company’s cash and cash equivalents were held with one major financial institution, which exposes the Company to a certain degree of credit risk concentration. The Company records cash and cash equivalents of consolidated Och-Ziff funds held at prime brokers within other assets of Och-Ziff funds in the consolidated balance sheets.
Fixed Assets
Fixed assets consist of corporate aircraft, leasehold improvements, computer hardware and software, furniture, fixtures and office equipment. Fixed assets are recorded at cost less accumulated depreciation and amortization within other assets, net in the consolidated balance sheets. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be fully recovered. Depreciation and amortization of fixed assets are calculated using the straight-line method over the following depreciable lives: 15 years for corporate aircraft, the shorter of the related lease term or expected useful life for leasehold improvements and 3 years to 7 years for all other fixed assets. If a fixed asset is

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

reclassified as held for sale, it is carried at the lower of existing carrying value or its estimated net selling price, and the asset is no longer depreciated.
Investments in Och-Ziff Funds
The Company has investments into certain funds it manages. These investments are recorded within other assets, net in the consolidated balance sheet.
The Company’s equity investments into funds are accounted for under the equity method of accounting, and the Company recognizes its share of earnings within net gains on investments in Och-Ziff funds and joint ventures in the consolidated statements of comprehensive income (loss).
The Company elected to measure its investments in notes issued by a CLO managed by the Company at fair value through consolidated net income (loss) in order to simplify its accounting for these instruments. Changes in fair value of these investments are included within net gains on investments in Och-Ziff funds and joint ventures in the consolidated statements of comprehensive income (loss). The Company accrues interest income on its investments in CLO using the effective interest method, and includes this income within other revenues in the consolidated statements of comprehensive income (loss).
Goodwill
Goodwill is included within other assets, net in the Company’s consolidated balance sheets and relates to the Company’s 2007 acquisition of an additional 25% interest in its domestic real estate operations from one of its joint venture partners. The Company tests goodwill for impairment on an annual basis or more frequently if events or circumstances justify conducting an interim test.
Investments in United States Government Obligations
The Company invests in United States government obligations to manage excess liquidity. These investments are carried at fair value, as the Company has elected the fair value option in order to include any gains or losses within consolidated net income (loss). These investments are recorded in the consolidated balance sheet within cash and cash equivalents for investments with an original maturity from the date of purchase of three months or less, and within other assets, net for those longer than three months. Changes in fair value of these investments were immaterial for the years ended December 31, 2016, 2015 and 2014.
Transfers of Financial Assets
In 2016, the Company sold certain loans to a CLO managed by the Company. The Company holds 5% of each class of notes issued by the CLO in order to comply with certain regulatory requirements.
The transfer of these loans qualified as a sale upon meeting the following requirements: (i) the transferred assets are legally isolated from the Company; (ii) holder of the notes issued by the CLO (other than the Company) must have the right to sell or pledge their notes; and (iii) the Company may not maintain effective control over the transferred loans. The Company continues to recognize acquired loans until the requirements are met. Any loans for which the requirements above have not been met are classified as held for sale and measured at the lower of cost or fair value less cost to sell. The Company recognized the loans as of the end of the reporting period, along with an obligation to deliver those loans to the CLO under a forward sale agreement entered into between the Company and the CLO. The obligation to deliver those loans subject to the forward sale agreement is measured at fair value. See Note 6 for additional information.
Policies of Consolidated Och-Ziff Funds
The Och-Ziff funds are considered investment companies for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company’s consolidated financial statements, the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

investments held by the consolidated Och-Ziff funds’ are reflected in the consolidated financial statements at their estimated fair values.
Income of Consolidated Och-Ziff Funds
Income of consolidated Och-Ziff funds consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis. The consolidated Och-Ziff funds may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of December 31, 2016 and 2015, and the impact of such investments for the years ended December 31, 2016, 2015 and 2014, were not material. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable.
Expenses of Consolidated Och-Ziff Funds
Expenses of consolidated Och-Ziff funds consist of interest expense and other miscellaneous expenses. Interest expense is recorded on an accrual basis.
Investments, at Fair Value
Investments, at fair value include the consolidated Och-Ziff funds’ investments in securities, investment companies and other investments. Securities transactions are recorded on a trade-date basis. Realized gains and losses on sales of investments of the Och-Ziff funds are determined on a specific identification basis and are included within net gains (losses) of consolidated Och-Ziff funds in the consolidated statements of comprehensive income (loss). Premiums and discounts are amortized and accreted, respectively, to income of consolidated Och-Ziff funds in the consolidated statements of comprehensive income (loss).
The fair value of investments held by the consolidated Och-Ziff funds is based on observable market prices when available. Such values are generally based on the last reported sales price as of the reporting date. In the absence of readily ascertainable market values, the determination of the fair value of investments held by the consolidated Och-Ziff funds may require significant judgment or estimation. For information regarding the valuation of these assets, see Note 5.
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
Notes and Loans Payable of Consolidated CLOs, at Fair Value
The Company has elected the fair value option for the senior secured and subordinated notes and loans payable of consolidated CLOs. The Company has elected the fair value option for the notes and loans payable of the consolidated CLOs to mitigate accounting mismatches between the carrying values of the assets and liabilities of the CLOs. Changes in fair value of the notes and loans are included within net gains (losses) of consolidated Och-Ziff funds in the consolidated statements of comprehensive income (loss).

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Recently Adopted Accounting Pronouncements
In February 2015, the FASB issued ASU 2015-02. ASU 2015-02 significantly changes the consolidation analysis required under GAAP. The impact of adoption and the Company’s revised consolidation policies incorporating the changes made by ASU 2015-02 are presented above and the impact of adoption is presented in Note 3.
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
None of the other changes to GAAP that went into effect in the year ended December 31, 2016 has had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific revenue recognition guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The requirements of ASU 2014-09 are effective for the Company beginning in the first quarter of 2018. Entities are permitted to apply the guidance in ASU 2014-09 using one of the following methods: (i) full retrospective application to each prior period presented, or (ii) modified retrospective application with a cumulative effect adjustment to opening retained earnings in the annual reporting period that includes that date of initial application. The Company has evaluated the impact of ASU 2014-09 on its primary revenue sources and does not expect the adoption of the standard to have a material effect on its revenues. The Company is still in the process of evaluating the effect that ASU 2014-09 may have on certain costs associated with business development and deal origination. The Company expects to adopt ASU 2014-09 using a modified retrospective application approach.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. The Company is not currently a lessor in any significant lease arrangements, but is a lessee in several lease arrangements that would be impacted by the ASU. The Company has determined that most of its operating leases will be reported as lease obligations, along with offsetting right to use assets on its consolidated balance sheet at their present value, and will continue to recognize associated expenses within consolidated net income (loss) in a manner similar to the existing accounting for leases (i.e., on a straight-line basis over the lease term). Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The requirements of ASU 2016-02 are effective for the Company beginning in the first quarter of 2019. See Note 17 for details related to our existing operating lease obligations as of December 31, 2016.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. Specifically, the ASU will have the following effect: (i) requires recognition of all income tax effects of awards within consolidated net income when the awards vest or are settled (currently, excess tax benefits are recorded to paid-in capital, while tax deficiencies are recorded in consolidated net

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

income to the extent in excess of previously recorded excess tax benefits); (ii) increases the amount companies can withhold to satisfy the employer’s statutory income tax withholding obligation and still qualify for the exception to liability classification; and (iii) will require companies to elect whether to account for forfeitures of share-based payments by either recognizing forfeitures as they occur or by estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. Entities are required to apply amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures using a modified retrospective transition method, while amendments related to the recognition of excess tax benefits and tax deficiencies in the statement of comprehensive income should be applied prospectively. The requirements of ASU 2016-09 are effective for the Company beginning in the first quarter of 2017. The Company does not expect the impact of adoption to be material; however, the change to the treatment of excess tax benefits and deficiencies could be material in future periods.
None of the other changes to GAAP that are not yet effective are expected to have a material effect on the Company’s consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

3. DECONSOLIDATION OF CERTAIN OCH-ZIFF FUNDS
As a result of the adoption of ASU 2015-02 on January 1, 2016, the Company is no longer required to consolidate the majority of the previously consolidated Och-Ziff funds. The table below presents the non-cash adjustments to the Company’s balance sheet as a result of the deconsolidation upon the adoption of ASU 2015-02.

(dollars in thousands)
Assets
Income and fees receivable	$8,715
Due from related parties	1,896
Deferred income tax assets	16,153
Other assets, net	3,331
Assets of consolidated Och-Ziff funds:
Investments, at fair value	(9,036,433)
Other assets of Och-Ziff funds	(344,719)
Total Assets	$(9,351,057)

Liabilities and Shareholders' Equity
Liabilities
Other liabilities	$81,972
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	(7,077,679)
Securities sold under agreements to repurchase	(190,751)
Other liabilities of Och-Ziff funds	(47,392)
Total Liabilities	(7,233,850)

Redeemable Noncontrolling Interests	(813,116)

Shareholders' Equity
Appropriated retained deficit	59,663
Accumulated deficit	(42,626)
Shareholders' deficit attributable to Class A Shareholders	17,037
Shareholders' equity attributable to noncontrolling interests	(1,321,128)
Total Shareholders' Equity	(1,304,091)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$(9,351,057)
4. NONCONTROLLING INTERESTS
Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and primarily relate to the Och-Ziff Operating Group A Units held by the Company’s executive managing directors and fund investors’ interests in the consolidated Och-Ziff funds.
Net (loss) income attributable to the Och-Ziff Operating Group A Units is driven by the (losses) earnings of the Och-Ziff Operating Group. Net income attributable to fund investors’ interests in consolidated Och-Ziff funds is driven by the

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

earnings of those funds, including the net difference in the fair value of assets and liabilities of consolidated CLOs that are subsequently reclassified to appropriated retained earnings on the consolidated balance sheets.
As discussed in Notes 2 and 3, the Company deconsolidated the majority of the previously consolidated Och-Ziff funds, including all of the CLOs. As a result, noncontrolling interests and redeemable noncontrolling interests related to fund investors presented in the tables below decreased substantially from the prior year.
The following table presents the components of the net (loss) income attributable to noncontrolling interests:

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands)
Och-Ziff Operating Group A Units	$(195,087)	$136,449	$365,793
Consolidated Och-Ziff funds	262	54,357	169,142
Other	1,068	371	353
	$(193,757)	$191,177	$535,288
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	December 31, 2016	December 31, 2015

	(dollars in thousands)
Och-Ziff Operating Group A Units	$166,521	$429,312
Consolidated Och-Ziff funds	—	1,224,996
Other	5,408	2,090
	$171,929	$1,656,398
The Preferred Units and fund investors’ interests in certain consolidated Och-Ziff funds are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests:

	Year Ended December 31,
	2016			2015	2014
	Consolidated Funds	Preferred Units	Total	Consolidated Funds	Consolidated Funds

	(dollars in thousands)
Beginning balance	$832,284	$—	$832,284	$545,771	$76,583
Deconsolidation of Och-Ziff funds on adoption of ASU 2015-02 (Note 3)	(813,116)	—	(813,116)	—	—
Change in redemption value of Preferred Units	—	16,043	16,043	—	—
Preferred Units issuance, net of issuance costs	—	246,457	246,457	—	—
Capital contributions	3	—	3	338,437	435,609
Capital distributions	—	—	—	(2,320)	—
Comprehensive income (loss)	2,450	—	2,450	(49,604)	33,579
Ending Balance	$21,621	$262,500	$284,121	$832,284	$545,771

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Och-Ziff Operating Group Ownership
The Company’s interest in the Och-Ziff Operating Group increased to 38.3% as of December 31, 2016, from 37.8% as of December 31, 2015. Changes in the Company’s interest in the Och-Ziff Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Och-Ziff Operating Group A Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan, primarily related to the settlement of RSUs; (iii) the forfeiture of Och-Ziff Operating Group A Units and related Class B Shares by a departing executive managing director; and (iv) the repurchase of Class A Shares and Och-Ziff Operating Group A Units. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and settlement of RSUs. These increases will be offset upon any conversion by an executive managing director of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
The following table summarizes assets measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2016:

	As of December 31, 2016
	Level I	Level II	Level III	Total

	(dollars in thousands)
Investments of Och-Ziff, Excluding the Consolidated Funds
United States government obligations included within cash and cash equivalents	$139,974	$—	$—	$139,974
Investments in CLO included within other assets, net (1)	—	—	21,341	21,341
	$139,974	$—	$21,341	$161,315

Investments of Consolidated Och-Ziff Funds
Bank debt	$—	$19,534	$18,127	$37,661

Liabilities of Och-Ziff, Excluding the Consolidated Funds
Obligation to deliver loans subject to forward sale agreement included within other liabilities	$—	$8,204	$—	$8,204
_______________
(1) As of December 31, 2016, investments in CLO had contractual principal amounts of $21.3 million outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table summarizes assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2015:

	As of December 31, 2015
	Level I	Level II	Level III	Total

	(dollars in thousands)
Investments of Och-Ziff, Excluding the Consolidated Funds
United States government obligations included within other assets, net	$18,501	$—	$—	$18,501

Investments of Consolidated Och-Ziff Funds
Bank debt	$—	$4,809,367	$1,998,423	$6,807,790
Real estate investments	—	—	719,957	719,957
Residential mortgage-backed securities	—	—	323,571	323,571
Collateralized debt obligations	—	—	83,759	83,759
Energy and natural resources limited partnerships	2,100	—	70,604	72,704
Commercial real estate debt	—	—	18,295	18,295
Corporate bonds	—	75,149	—	75,149
United States government obligations	40,672	—	—	40,672
Asset-backed securities	—	—	23,739	23,739
Commercial mortgage-backed securities	—	—	13,803	13,803
Other investments	316	9	1,938	2,263
Financial Assets, at Fair Value	$43,088	$4,884,525	$3,254,089	$8,181,702
Investments held at net asset value				890,231
Total Investments of Consolidated Funds, at Fair Value				$9,071,933

Liabilities of Consolidated Och-Ziff Funds
Senior secured notes and loans payable of consolidated CLOs	$—	$—	$6,636,838	$6,636,838
Subordinated notes payable of consolidated CLOs	—	—	440,841	440,841
Notes and loans payable of consolidated CLOs, at fair value	—	—	7,077,679	7,077,679
Other liabilities, included within other liabilities of Och-Ziff funds	2,527	298	—	2,825
Financial Liabilities, at Fair Value	$2,527	$298	$7,077,679	$7,080,504

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Amounts related to the initial consolidation of the Company’s CLOs and other funds are included within investment purchases. Amounts related to the deconsolidation of the Company’s funds upon the adoption of ASU 2015-02 are included within investment sales. Gains and losses of Och-Ziff, excluding the consolidated funds are recorded within net gains on investments in Och-Ziff funds and joint ventures in the consolidated statements of comprehensive income (loss), and gains and losses of the consolidated Och-Ziff funds are recorded within net gains (losses) of consolidated Och-Ziff funds.
The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs, which are presented separately further below) for the year ended December 31, 2016:

	December 31, 2015	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Derivative Settlements	Gains (Losses)	December 31, 2016

	(dollars in thousands)
Investments of Och-Ziff, Excluding the Consolidated Funds
Investments in CLO	$—	$—	$—	$21,462	$—	$—	$(121)	$21,341

Investments of Consolidated Och-Ziff Funds
Bank debt	$1,998,423	$—	$—	$80,317	$(2,061,719)	$—	$1,106	$18,127
Real estate investments	719,957	—	—	—	(719,957)	—	—	—
Residential mortgage-backed securities	323,571	—	—	—	(323,571)	—	—	—
Collateralized debt obligations	83,759	—	—	—	(83,759)	—	—	—
Energy and natural resources limited partnerships	70,604	—	—	—	(70,604)	—	—	—
Commercial real estate debt	18,295	—	—	—	(18,295)	—	—	—
Corporate bonds	—	—	—	—	—	—	—	—
Asset-backed securities	23,739	—	—	—	(23,739)	—	—	—
Commercial mortgage-backed securities	13,803	—	—	—	(13,803)	—	—	—
Other investments (including derivatives, net)	1,938	—	—	—	(1,938)	—	—	—
Total, Investments of Consolidated Och-Ziff Funds	$3,254,089	$—	$—	$80,317	$(3,317,385)	$—	$1,106	$18,127

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table summarizes the changes in the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs, which are presented separately further below) for the year ended December 31, 2015:

	December 31, 2014	Transfers In	Transfers Out	Investment Purchases	Investment Sales	Derivative Settlements	Net Gains (Losses) of Consolidated Och-Ziff Funds	December 31, 2015

	(dollars in thousands)
Investments of Consolidated Och-Ziff Funds
Bank debt	$2,224,032	$306,942	$(573,217)	$1,326,259	$(1,212,902)	$—	$(72,691)	$1,998,423
Real estate investments	645,916	—	—	200,972	(221,282)	—	94,351	719,957
Residential mortgage-backed securities	462,927	—	—	47,855	(153,240)	—	(33,971)	323,571
Collateralized debt obligations	173,746	—	—	9,796	(119,352)	—	19,569	83,759
Energy and natural resources limited partnerships	65,909	—	—	18,946	(4,234)	—	(10,017)	70,604
Commercial real estate debt	29,815	—	—	33,891	(48,849)	—	3,438	18,295
Corporate bonds	656	—	—	16,006	(13,223)	—	(3,439)	—
Asset-backed securities	21,368	—	—	9,046	(5,594)	—	(1,081)	23,739
Commercial mortgage-backed securities	3,287	—	—	15,537	(4,522)	—	(499)	13,803
Other investments (including derivatives, net)	2,144	—	(29)	55	(233)	(958)	959	1,938
Total, Investments of Consolidated Och-Ziff Funds	$3,629,800	$306,942	$(573,246)	$1,678,363	$(1,783,431)	$(958)	$(3,381)	$3,254,089
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
DECEMBER 31, 2016

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities (excluding notes and loans payable of consolidated CLOs) held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2016	2015

	(dollars in thousands)
Investments of Och-Ziff, Excluding the Consolidated Funds
Investments in CLO	$(121)	$—

Investments of Consolidated Och-Ziff Funds
Bank debt	$425	$(74,321)
Real estate investments	—	42,743
Residential mortgage-backed securities	—	(38,186)
Collateralized debt obligations	—	(5,785)
Energy and natural resources limited partnerships	—	(10,016)
Commercial real estate debt	—	935
Corporate bonds	—	(253)
Asset-backed securities	—	(829)
Commercial mortgage-backed securities	—	(871)
Other investments (including derivatives, net)	—	16
Total, Investments of Consolidated Och-Ziff Funds	$425	$(86,567)

The table below summarizes the changes in the notes and loans payable of consolidated CLOs for the year ended December 31, 2015. As a result of the adoption of ASU 2015-02, the Company no longer consolidates any of its CLOs as of January 1, 2016. Accordingly, no tables are presented for the year ended December 31, 2016.
For the year ended December 31, 2015, the Company recorded net unrealized gains of $222.9 million for notes and loans payable of consolidated CLOs still outstanding as of December 31, 2015. Amounts related to the initial consolidation of the Company’s CLOs are included within issuances in the table below.

	December 31, 2014	Issuances	Settlements	Net Losses (Gains) of Consolidated Och-Ziff Funds	December 31, 2015

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$4,784,134	$2,356,349	$(459,000)	$(44,645)	$6,636,838
Subordinated notes payable of consolidated CLOs	443,277	173,868	—	(176,304)	440,841
	$5,227,411	$2,530,217	$(459,000)	$(220,949)	$7,077,679
Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III
Investments in CLO; Bank Debt; Residential and Commercial Mortgage-Backed Securities; Collateralized Debt Obligations; Commercial Real Estate Debt; Corporate Bonds; Asset-Backed Securities; Notes and Loans Payable of Consolidated CLOs
The fair value of investments in CLO, bank debt, residential and commercial mortgage-backed securities, collateralized debt obligations, commercial real estate debt, corporate bonds, asset-backed securities, and notes and loans payable of

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

consolidated CLOs that do not have readily ascertainable fair values is generally determined using broker quotes or independent pricing services. For month-end valuations, the Company generally receives one to four broker quotes for each security, depending on the type of security being valued. These broker quotes are generally non-binding or indicative in nature. The Company verifies that these broker quotes are reflective of fair value as defined in GAAP generally through procedures such as comparison to independent pricing services, back testing procedures, review of stale pricing reports and performance of other due diligence procedures as may be deemed necessary. Historically, the Company has only adjusted a small number of broker quotes when used in determining final valuations for securities as a result of these procedures.
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
The significant unobservable inputs used in the fair value measurement of the investments listed above that are not valued using broker quotes or independent pricing services are discount rates and yields. Significant increases (decreases) in the discount rates and yields in isolation would be expected to result in a significantly lower (higher) fair value measurement.
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
DECEMBER 31, 2016

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
Information about Significant Inputs Used in Fair Value Measurements Categorized within Level III
The table below summarizes information about the significant unobservable inputs used in determining the fair value of Level III assets and liabilities as of December 31, 2016.

Type of Investment or Liability	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Och-Ziff, Excluding Consolidated Funds
Investments in CLO	$21,341	Independent pricing services	n/a
Consolidated Och-Ziff Funds
Bank debt	$18,127	Independent pricing services	n/a
The table below summarizes information about the significant unobservable inputs used in determining the fair value of Level III assets and liabilities as of December 31, 2015.

Type of Investment or Liability	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Consolidated Och-Ziff Funds
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
DECEMBER 31, 2016

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
The Valuation Committee is responsible for establishing the valuation policy and monitors compliance with the valuation policy, ensuring that all of the funds’ investments reflect fair value, as well as providing oversight of the valuation process. The valuation policy includes, but is not limited to the following: determining the pricing sources used to value specific investment classes; the selection of independent pricing services; performing due diligence of independent pricing services; and the classification of investments within the fair value hierarchy. The Valuation Committee reviews a variety of reports on a monthly basis, which include, but are not limited to the following: summaries of the sources used to determine the value of the funds’ investments; summaries of the fair value hierarchy of the funds’ investments; and variance reports that compare the values of investments to independent pricing services. The Valuation Committee is comprised of non-investment professionals and may obtain input from investment professionals for consideration in carrying out its responsibilities.
The Valuation Committee has assigned the responsibility of performing price verification and related quality controls in accordance with the valuation policy to the Financial Controls Group. The Financial Controls Group’s other responsibilities include, but are not limited to the following: overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and information provided by third party pricing vendors; performing back testing by comparing prices observed in executed transactions to valuations and/or valuations provided by independent pricing service providers on a bi-weekly and monthly basis; performing due diligence reviews on independent pricing services on an annual basis; and recommending changes in valuation policies to the Valuation Committee. The Financial Controls Group also verifies that indicative broker quotations used to value certain investments are representative of fair value through procedures such as comparison to independent pricing services, back testing procedures, review of stale pricing reports and performance of other due diligence procedures as may be deemed necessary.
When pricing or verification sources cannot be obtained from external sources or if external prices are deemed unreliable, additional procedures are performed by the Financial Controls Group, which may include comparing unobservable inputs to observable inputs for similar positions, reviewing subsequent market activities, performing comparisons of actual versus projected performance indicators, and reviewing the valuation methodology and key inputs. Independent third party valuation firms may be used to corroborate internal valuations.
Investment professionals and members of the Financial Controls Group review a daily profit and loss report, as well as other periodic reports that analyze the profit and loss and related asset class exposure of the funds’ investments.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments approximated their fair values as of December 31, 2016, with exception of the Company’s debt obligations which had a fair value of $550.1 million and a carrying value of $577.1 million. The Senior Notes are categorized as Level II and the Revolving Credit Facility, the Aircraft Loan and the CLO Investment Loan are each categorized as Level III within the fair value hierarchy. The fair value of the Senior Notes were determined using recent market transactions, the Revolving Credit Facility and the Aircraft Loan were valued using independent pricing services, and the CLO Investment Loan was based on recent transactions.
Assets Measured at Fair Value on a Non-Recurring Basis
As of December 31, 2016, the Company measured its aircraft held for sale at fair value, less cost to sell, and loans held for sale at fair value. See Note 8 for the carrying values of these assets. These non-recurring fair value measurements would be categorized in the fair value hierarchy as Level III for the aircraft and Level II for loans held for sale. The fair value for the aircraft was determined using recent market sales for comparable aircraft and bids received, and the Company assesses whether recent bids are supportive of transactions seen in recent sales for similar aircraft. The fair value for the loans held for sale was determined using independent pricing services. The Company held no assets measured at fair value on a non-recurring basis as of December 31, 2015.
6. TRANSFERS OF FINANCIAL ASSETS
Investment in CLO and Related Transactions
In the fourth quarter of 2016, the Company purchased $27.4 million of Euro-denominated loans in the open market and contemporaneously entered into a forward sale agreement to sell the loans at cost to a European CLO managed by the Company. As of December 31, 2016, $17.9 million of the loans subject to the forward sale agreement were sold and derecognized by the Company. As of December 31, 2016, loans of $8.2 million had not yet been sold to the CLO, and therefore remained on the Company’s consolidated balance sheet. These loans are carried at the lower of cost or fair value. The Company sold the derecognized loans to the CLO at cost, and therefore there were no realized gains or losses recognized on the sale. The Company expects to sell the remainder of the unsettled loans in the short term.
Pursuant to the forward sale agreement, the Company recorded an unsettled trade receivable from the CLO of $10.4 million, as of December 31, 2016. The difference between the unsettled receivable and the $8.2 million of loans that have not been sold relates to the sale of loans from which cash has not yet been received.
In addition, the Company purchased $21.5 million of senior secured and subordinated notes issued by the CLO to which it sold the loans discussed above. These investments in the CLO represent retained interests to the Company. The Company concluded that the sale accounting criteria were met for the purchase of the retained interest. The retained interest is reported as investment in CLO, at fair value, within other assets, net in the Company’s consolidated balance sheet (see Note 8).
The Company uses independent pricing services for its investments in the CLO, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investment. See above for the amount purchased and the fair value as of December 31, 2016, both measurements are considered Level II within the fair value hierarchy. The Company had not yet received any cash flows on its investment in the CLO nor any management fees from the CLO as of December 31, 2016.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
The table below presents the repurchase agreements that are set off, if any, as well as securities transferred to counterparties related to those repurchase agreements. No other material financial instruments were subject to master netting agreements or other similar agreements. As a result of the adoption of ASU 2015-02, the Company no longer consolidates the majority of the previously consolidated Och-Ziff funds as of January 1, 2016. The deconsolidation resulted in no amounts being reportable as of December 31, 2016.

Securities Sold Under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of December 31, 2015	$190,751	$—	$190,751	$190,751	$—
The amount presented for securities transferred in the table above has been capped so that the net amount presented will not be reduced below zero. The fair value of securities transferred to counterparties under repurchase agreements totaled $297.7 million as of December 31, 2015, and are included in investments, at fair value in the consolidated balance sheets.
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
DECEMBER 31, 2016

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

	December 31, 2016	December 31, 2015
	Other Funds	CLOs	Other Funds

	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$37,661	$6,750,296	$1,199,633
Other assets of Och-Ziff funds	17,544	308,917	19,647
Total Assets	$55,205	$7,059,213	$1,219,280
Liabilities
Liabilities of consolidated Och-Ziff funds:
Notes and loans payable of consolidated CLOs, at fair value	$—	$7,077,679	$—
Securities sold under agreements to repurchase	—	—	3,583
Other liabilities of Och-Ziff funds	15,197	34,197	9,840
Total Liabilities	$15,197	$7,111,876	$13,423
The assets presented in the table above belong to the investors in those funds, are available for use only by the fund to which they belong, and are not available for use by the Company. The consolidated funds have no recourse to the general credit of the Company with respect to any liability.
The Company’s direct involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services and, in certain cases, insignificant investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses. The Company has commitments to certain funds that are VIEs as discussed in Note 17. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The table below presents the net assets of VIEs in which the Company has variable interests as of December 31, 2016 and 2015, respectively.

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest(1)	$4,069,617	$32,878,450

Maximum risk of loss as a result of the Company's involvement with VIEs:
Unearned revenues	96,409	314
Income and fees receivable	13,074	66,215
Investments in Och-Ziff funds	35,868	4,924
Maximum Exposure to Loss	$145,351	$71,453
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

8. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31, 2016	December 31, 2015

	(dollars in thousands)
Fixed Assets:
Corporate aircraft held for sale	$56,251	$—
Corporate aircraft	—	85,840
Leasehold improvements	54,414	51,814
Computer hardware and software	40,093	33,485
Furniture, fixtures and equipment	8,919	8,765
Accumulated depreciation and amortization	(49,890)	(60,899)
Fixed assets, net	109,787	119,005
Investments in Och-Ziff funds:
Investments in CLO, at fair value	21,341	—
Investments in other funds, equity method	16,453	6,019
Investments in Och-Ziff funds	37,794	6,019
Goodwill	22,691	22,691
Prepaid expenses	12,753	21,472
Trades receivable for loans subject to forward sale agreement	10,391	—
Loans held for sale	8,204	—
United States government obligations, at fair value	—	18,501
Other	6,344	5,287
Total Other Assets, Net	$207,964	$192,975

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

In 2016, the Company reclassified its corporate aircraft as held for sale, as it expects to complete the sale of the aircraft in the following 12 months. As a result, the Company recorded a loss of $6.4 million to reduce the carrying value to the current estimated fair value less expected selling costs. The Company reported the loss within general, administrative and other expenses in the Company’s consolidated statements of comprehensive income (loss).
9. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31, 2016	December 31, 2015

	(dollars in thousands)
Unearned incentive income(1)	$96,079	$—
Accrued expenses	30,728	54,692
Deferred rent credit	15,046	17,436
Loan trades payable	10,391	—
Obligation to deliver loans subject to forward sale agreement, at fair value	8,204	—
Other	14,546	11,685
Total Other Liabilities	$174,994	$83,813
_______________

(1)
The significant increase in unearned incentive income was the result of the deconsolidation of the majority of the Company’s funds upon the adoption of ASU 2015-02 on January 1, 2016. Prior to the deconsolidation, incentive income from the consolidated funds was eliminated in consolidation.

10. DEBT OBLIGATIONS
As of December 31, 2016, the Company’s outstanding indebtedness was primarily comprised of senior notes (the “Senior Notes”), borrowings under a revolving credit facility (the “Revolving Credit Facility”), a secured term loan to finance the purchase of a corporate aircraft (the “Aircraft Loan”) and a secured loan to finance the purchase of the Company’s investments in a CLO (“CLO Investment Loan”). The table below presents scheduled principal payments on the Company’s debt obligations for each of the next five years.

Scheduled Payments

(dollars in thousands)
2017	$3,153
2018	$3,041
2019	$523,140
2020	$3,243
2021	$3,349

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
Revolving Credit Facility
On November 20, 2014, the Company entered into a $150.0 million, 5-year unsecured Revolving Credit Facility, which was subsequently amended on December 29, 2015, the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The facility matures on November 20, 2019. The borrower under the Revolving Credit Facility is OZ Management and the facility is guaranteed by OZ Advisors I, OZ Advisors II and Och-Ziff Finance. The Company is able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. As of December 31, 2016, the Company had $120.0 million of outstanding borrowings under the facility.
The Company is subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus 0% to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management’s credit rating throughout the term of the facility. The interest rate on the drawn portion of the commitment as of December 31, 2016 was LIBOR plus 1.75%, and the undrawn commitment fee was 0.20%.
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
The Revolving Credit Facility includes provisions that restrict or limit, among other things, the ability of Och-Ziff Operating Group from:

•	Incurring certain additional indebtedness or issuing certain equity interest.

•	Creating liens.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

•	Paying dividends or making certain other payments when there is a default or event of default under the Revolving Credit Facility.

•	Merging, consolidating, selling or otherwise disposing of its assets.

•	Engaging in certain transactions with shareholders or affiliates.

•	Engaging in a substantially different line of business.

•	Amending its organizational documents in a manner materially adverse to the lenders.
The Revolving Credit Facility permits the Och-Ziff Operating Group to incur, among other things, up to $150.0 million of indebtedness, up to an additional $200.0 million of indebtedness for financing of investments in CLOs in order to comply with risk retention regulatory requirements, and additional indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio of 4.0 to 1.0 and no default or event of default has occurred and is continuing. The facility also permits the Och-Ziff Operating Group to create liens to, among other things, secure indebtedness related to financing of CLO risk retention investments, as well as other indebtedness and obligations of up to $50.0 million.
Aircraft Loan
On February 14, 2014, the Company entered into the Aircraft Loan to finance installment payments towards the purchase of a new corporate aircraft that was delivered to the Company in February 2015. The Aircraft Loan is guaranteed by OZ Management, OZ Advisors I and OZ Advisors II. As of December 31, 2016, $47.1 million was outstanding under the Aircraft Loan.
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
CLO Investment Loan
On November 28, 2016, the Company entered into a $16.0 million loan to finance 75% of its investment in the CLO (see Note 6). The CLO Investment Loan is collateralized by the notes of the CLO held by the Company and is subject to an interest rate of EURIBOR plus 2.23%. In general, the Company will make interest and principal payments on the CLO Investment Loan at such time interest payments are received on its investment in the CLO. The Company will make principal payments on the CLO Investment Loan to the extent principal payments are received on its investment in the CLO. Any remaining unpaid principal balance is due on December 15, 2023. The CLO Investment Loan is subject to customary events of default and covenants and includes terms that require the Company’s continued involvement with the CLO. As of December 31, 2016, $16.0 million was outstanding under the CLO Investment Loan.
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
The Company elected to carry these notes and loans payable at fair value in its consolidated balance sheet to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLOs prior to deconsolidation. The Company recorded net gains of $220.9 million for the year ended December 31, 2015. These net gains are included within

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

net gains (losses) of consolidated Och-Ziff funds in the statements of comprehensive income (loss). The majority of these changes relate to changes in instrument specific credit risk, as the majority of these are floating-rate instruments.
The table below presents information related to the CLO notes and loans outstanding as of December 31, 2015. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior secured notes and loans. As a result of the adoption of ASU 2015-02 referenced above, there were no notes or loans payable of consolidated CLOs as of December 31, 2016.

	As of December 31, 2015
	Borrowings Outstanding	Fair Value	Weighted-Average Interest Rate	Weighted-Average Maturity in Years

	(dollars in thousands)
Senior secured notes and loans payable of consolidated CLOs	$6,810,350	$6,636,838	2.45%	10.5
Subordinated notes payable of consolidated CLOs	688,578	440,841	N/A	10.5
Total Notes and Loans Payable of Consolidated CLOs	$7,498,928	$7,077,679
11. PREFERRED UNITS
Pursuant to a securities purchase agreement, dated September 29, 2016 (the “Purchase Agreement”), certain of the Company’s executive managing directors, including Daniel S. Och (the “EMD Purchasers”), agreed to purchase up to a total of 400,000 Preferred Units for an aggregate amount of up to $400.0 million. On October 5, 2016, the Company completed a $250.0 million issuance and sale of 250,000 Preferred Units. An additional $150.0 million issuance and sale of 150,000 Preferred Units was completed on January 23, 2017.
The Company used the proceeds from the Preferred Units issued in October 2016, as well as cash on hand, to pay the $412.1 million in penalties and disgorgement related to the settlements with the SEC and the DOJ discussed in Note 17. The Company expects to use the proceeds from the second closing of the Preferred Units in January 2017 for working capital and general corporate purposes.
Distributions on the Preferred Units are payable on the liquidation preference amount and on a cumulative basis at an initial distribution rate of 0% per annum until February 19, 2020 (the “Step-up Date”), after which the distribution rate will increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step-up Date. Subject to certain exceptions, unless distributions on the Preferred Units are declared and paid in cash for the then current distribution period and all preceding periods after the initial closing, the Och-Ziff Operating Group entities may not declare or pay distributions on or repurchase any of their equity securities that rank equal with or junior to the Preferred Units.
Following the occurrence of a change of control event, the Och-Ziff Operating Group entities will redeem the Preferred Units at a redemption price equal to the liquidation preference plus all accumulated but unpaid distributions (collectively, the “liquidation value”). For so long as the Och-Ziff Operating Group entities do not redeem all of the outstanding Preferred Units, the distribution rate will increase by 7% per annum, beginning on the 31st day following such change in control. The Och-Ziff Operating Group entities will not be required to effect such redemption until the earlier of (i) 91 days after the maturity date of the Revolving Credit Facility and (ii) the payment in full of all loans and other obligations and the termination of all commitments thereunder.
The Och-Ziff Operating Group entities may, at their option, redeem the Preferred Units at a price equal to: (i) 105% of the liquidation value until the day immediately prior to the Step-up Date; (ii) 103% of the liquidation value thereafter until the day immediately prior to the first anniversary of the Step-up Date; (iii) 101% of the liquidation value thereafter until the day immediately prior to the second anniversary of the Step-up Date; and (iv) thereafter at a price equal to the liquidation value. In addition, from and after March 31, 2020, if the amounts that were distributed to partners of the Och-Ziff Operating Group

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

entities in respect of their equity interests in the Och-Ziff Operating Group entities (other than amounts distributed in respect of tax distributions or certain other distributions) or utilized for repurchase of units by such entities (or which were available but not used for such purposes) for the immediately preceding fiscal year were in excess of $100 million in the aggregate, then an amount equal to 20% of such excess shall be utilized to redeem Preferred Units on a pro rata basis for an amount equal to the liquidation value.
Furthermore, if the average closing price of the Company’s Class A Shares exceeds $15.00 per share for the previous 20 trading days, the Och-Ziff Operating Group entities have agreed to use their reasonable best efforts to redeem all of the outstanding Preferred Units as promptly as practicable. If such event occurs prior to February 19, 2020, the Company has agreed to use its reasonable best efforts to obtain consents from its lenders in order to redeem the Preferred Units as promptly as practicable.
Although the Preferred Units do not have voting rights, the consent of the holders’ committee, which initially consists of Daniel S. Och as sole member, is required to effect (i) any amendment to or waiver of the terms of the Preferred Units or (ii) any amendment to the limited partnership agreement of an Och-Ziff Operating Group entity that would have an adverse effect on any holder of the Preferred Units. Under the terms of the Preferred Units, each Och-Ziff Operating Group entity is prohibited from issuing any equity securities (or any debt or other securities convertible into equity securities of such entity) that rank equally with, or senior to, the Preferred Units, without the prior written consent of the holders’ committee.
As of December 31, 2016, the Company had 250,000 Preferred Units issued and outstanding.
12. EQUITY-BASED COMPENSATION EXPENSES
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

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands)
Expense recorded within compensation and benefits	$75,217	$112,639	$114,727
Corresponding tax benefit	$3,116	$9,032	$13,163
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table presents information related to the settlement of RSUs:

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$12,675	$42,118	$58,313
Fair value of RSUs settled in cash	$—	$6,074	$10,393
Fair value of RSUs withheld to satisfy tax withholding obligations	$7,960	$15,865	$26,093
Number of RSUs withheld to satisfy tax withholding obligations	2,228,562	2,064,106	2,166,762
The following table presents activity related to the Company’s unvested RSUs for the year ended December 31, 2016:

	Equity-Classified Awards		Liability-Classified Awards
	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested RSUs	Weighted-Average Grant-Date Fair Value
Beginning of Year	9,389,756	$10.92	535,756	$12.26
Granted	8,854,202	$4.36	—	$—
Vested	(5,952,026)	$8.74	—	$—
Canceled or forfeited	(1,459,955)	$10.64	—	$—
Modified to equity award	535,756	$12.26	(535,756)	$12.26
End of Year	11,367,733	$7.05	—	$—
The weighted-average grant-date fair value of equity-classified RSUs granted was $4.36, $10.33 and $13.15 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, total unrecognized compensation expense related to equity-classified RSUs was approximately $67.0 million with a weighted-average amortization period of 2.6 years.
In 2016, as a result of the FCPA settlements (see Note 17), 535,756 of RSUs that were classified as liability awards in 2015 were reclassified to equity awards, as the restrictions on certain executive managing directors’ ability to sell the resulting Class A Shares that would have been received upon vesting were no longer present, and therefore the Company no longer intended to settle those awards in cash. The Company accounted for this modification as a grant of an equity award in settlement of a liability, resulting in no incremental expense being recorded.
Och-Ziff Operating Group A Units
The Company recognizes compensation expense for Och-Ziff Operating Group A Units equal to the market value of the Company’s Class A Shares at the date of grant, less a 5% discount for transfer restrictions that remain in place after vesting. The following table presents the activity related to unvested Och-Ziff Operating Group A Units granted to executive managing directors that are being amortized through compensation and benefits for the year ended December 31, 2016:

	Unvested Och-Ziff Operating Group A Units	Weighted-Average Grant-Date Fair Value
Beginning of Year	12,655,197	$9.96
Granted	10,063	$4.12
Vested	(2,755,572)	$10.28
Canceled or forfeited	(10,444)	$10.80
End of Year	9,899,244	$9.86

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The weighted-average grant-date fair value of Och-Ziff Operating Group A Units granted subsequent to the IPO was $4.12, $11.69 and $9.99 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, total unrecognized compensation expense related to these units totaled $83.2 million with a weighted-average amortization period of 5.6 years.
13. INCOME TAXES
The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level income taxes in the United States and in foreign jurisdictions.
The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands)
Current:
Federal income taxes	$19	$(151)	$892
State and local income taxes	4,885	13,241	13,872
Foreign income taxes	3,746	3,374	13,223
	8,650	16,464	27,987
Deferred:
Federal income taxes	7,760	40,510	50,345
State and local income taxes	(6,131)	73,898	60,176
Foreign income taxes	607	1,352	540
	2,236	115,760	111,061
Total Provision for Income Taxes	$10,886	$132,224	$139,048

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the GAAP bases and tax bases of the Company’s assets and liabilities. The following table presents the Company’s deferred income tax assets and liabilities before the impact of offsetting deferred income tax assets and liabilities within the same legal entity and tax jurisdiction:

	December 31, 2016	December 31, 2015

	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$583,707	$654,843
Net operating loss	86,935	54,831
Tax credit carryforwards	20,931	35,475
Investment in partnerships	11,173	—
Employee compensation	780	8,176
Other	227	—
	703,753	753,325
Valuation allowance	(7,955)	(22,412)
Total Deferred Income Tax Assets	$695,798	$730,913

Deferred Income Tax Liabilities:
Investment in partnerships	—	10,196
Other	655	763
Total Deferred Income Tax Liabilities	$655	$10,959
The majority of the Company’s deferred income tax assets relate to tax goodwill in the United States that arose in connection with the Company’s IPO and concurrent private Class A Share offering in 2007 (collectively, the “2007 Offerings”), as well as subsequent exchanges of Och-Ziff Operating Group A Units for Class A Shares. These deferred income tax assets are derived from goodwill recognized for tax purposes that are subsequently amortized and result in future taxable deductions and cash savings to the Company. The Company entered into a tax receivable agreement to pay a portion of these tax savings to the Company’s executive managing directors and the Ziffs. The tax goodwill amounts presented above include the increases that these tax receivable agreement payments will have on future tax goodwill. See Note 17 for additional information regarding the tax receivable agreement.
As of December 31, 2016, the Company had federal income tax credit carryforwards of approximately $20.9 million, the majority of which will expire between 2017 and 2026. As of December 31, 2016, the Company had $206.7 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2036, and $103.7 million for state and $96.1 million for local income tax purposes that will expire between 2035 and 2036.
The Company has determined that it may not realize certain foreign income tax credits and foreign net operating losses within the limited carryforward period available. Accordingly, a valuation allowance for $8.0 million and $22.4 million as of December 31, 2016 and 2015, respectively, has been established for these items.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to noncontrolling interests	-23.10%	-16.34%	-23.94%
Nondeductible fines and penalties	-12.78%	—%	—%
Income not subject to entity level tax	-3.01%	2.44%	-2.54%
State and local income taxes due to enacted change in tax laws	—%	23.14%	5.16%
Other state and local income taxes	0.56%	4.66%	2.96%
Changes in tax receivable agreement liability	—%	-6.94%	-1.77%
Foreign income taxes	-0.96%	1.24%	1.12%
Other, net	0.72%	0.94%	0.36%
Effective Income Tax Rate	-3.57%	44.14%	16.35%
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. In general, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2013; however, certain subsidiaries are no longer subject to income tax examinations for years prior to 2012 for state and local and 2007 for foreign jurisdictions.
In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. In 2014, the Company recorded a liability for unrecognized tax benefits of $7.0 million. The Company did not accrue interest or penalties related to uncertain tax positions. There was no change to the liability in 2016 or 2015. As of December 31, 2016, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The amount of the Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.5 million as of December 31, 2016.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

14. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands)
Professional services	$74,859	$72,969	$30,733
Recurring placement and related service fees	38,424	48,702	48,217
Occupancy and equipment	35,998	34,358	30,249
Information processing and communications	34,485	31,971	24,094
Insurance	15,333	16,719	16,170
Business development	13,440	15,707	11,982
Other expenses	21,828	19,565	11,738
	234,367	239,991	173,183
FCPA settlements expense (Note 17)	412,101	—	—
Changes in tax receivable agreement liability	1,663	(55,852)	(40,383)
Total General, Administrative and Other	$648,131	$184,139	$132,800
15. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the years ended December 31, 2016, 2015 and 2014 the Company included 1,144,614, 1,016,694 and 1,460,578 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.
The following tables present the computation of basic and diluted (loss) earnings per Class A Share:

Year Ended December 31, 2016	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(130,762)	182,670,173	$(0.72)
Effect of dilutive securities:
Och-Ziff Operating Group A Units	(219,109)	297,317,095		—
RSUs	—	—		14,343,302
Diluted	$(349,871)	479,987,268	$(0.73)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Year Ended December 31, 2015	Net Income Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$25,740	177,935,977	$0.14
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,064,047
RSUs	—	2,957,970		—
Diluted	$25,740	180,893,947	$0.14

Year Ended December 31, 2014	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$142,445	172,843,926	$0.82
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		301,884,116
RSUs	—	5,335,186		—
Diluted	$142,445	178,179,112	$0.80
16. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the Och-Ziff funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors and the Ziffs under the tax receivable agreement, as discussed further in Note 17. The Company made payments under the tax receivable agreement to its executive managing directors and the Ziffs of $53.5 million and $46.0 million for the years ended December 31, 2015 and 2014. As discussed in Note 17, payments due under the tax receivable agreement in 2016 were waived.
Preferred Units
As discussed in Note 11, the Och-Ziff Operating Group entities issued and sold Preferred Units to EMD Purchasers. Pursuant to the Purchase Agreement, the Company agreed to reimburse Daniel S. Och and his related entities for their reasonable out-of-pocket legal fees and expenses incurred in connection with the negotiation and execution of the transactions contemplated thereby. These fees totaled $537 thousand and were netted against the proceeds of the sale of Preferred Units.
Notes and Loans Payable of Consolidated CLOs
As of December 31, 2015, $100.4 million of the notes and loans payable of consolidated CLOs was held by certain funds managed by the Company.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Management Fees and Incentive Income Earned from the Och-Ziff Funds
The Company earns substantially all of its management fees and incentive income from the Och-Ziff funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
As of December 31, 2016 and 2015, approximately $2.7 billion and $2.6 billion respectively, of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of December 31, 2016 and 2015, approximately 51% and 49%, respectively, of these affiliated assets under management were not charged management fees and were not subject to an incentive income calculation.
The following table presents management fees and incentive income charged on investments held by related parties before the impact of eliminations related to the consolidated funds:

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$18,243	$20,297	$22,497
Incentive income	$12,266	$3,819	$18,044
Corporate Aircraft
The Company’s corporate aircraft are used primarily for business purposes. From time to time, certain executive managing directors use the aircraft for personal use. For the years ended December 31, 2016, 2015 and 2014 the Company charged $744 thousand, $1.2 million and $673 thousand, respectively, for personal use of the aircraft by certain executive managing directors.
17. COMMITMENTS AND CONTINGENCIES
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
In connection with the departure of certain former executive managing directors since the IPO, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Och-Ziff Operating Group. As a result, the Company expects to pay to the remaining executive managing directors and the Ziffs

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

approximately 78% (from 85% at the time of the IPO) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that the Company actually realizes as a result of the increases in tax basis.
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Och-Ziff Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of December 31, 2016, the estimated future payment under the tax receivable agreement was $520.8 million, which is recorded in due to related parties on the consolidated balance sheets.
In September 2016, the Company amended the tax receivable agreement to provide that no amounts will be due or payable under the agreement with respect to the 2015 and 2016 taxable years. As a result, the Company released approximately $72.6 million of previously accrued tax receivable agreement liability, which reduced its deferred income tax assets by $33.4 million. The net impact of $39.2 million was recognized as an increase to shareholders’ equity.
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

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
2017	$—
2018	44,274
2019	44,745
2020	44,977
2021	46,389
Thereafter	340,446
Total Payments	$520,831
Lease Obligations
The Company has non-cancelable operating leases for its headquarters in New York expiring in 2029 and various other operating leases for its offices in London, Hong Kong, Mumbai, Beijing, Shanghai and Houston expiring on various dates through 2024. The Company also has operating leases for other locations, as well as operating leases on computer hardware. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account any rent holiday periods.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table presents minimum operating lease payments as of December 31, 2016:

Operating Leases
(dollars in thousands)
2017	$26,056
2018	20,714
2019	18,039
2020	20,786
2021	20,599
Thereafter	143,999
Total Payments	$250,193
For the years ended December 31, 2016, 2015 and 2014, the Company recorded rent expense on a straight-line basis of $22.5 million, $22.1 million, and $21.7 million, respectively, within general, administrative and other expenses in the consolidated statements of comprehensive income.
In January 2017, the Company terminated one of its leases included in the table above. The total minimum payments related to this lease that are included in the table above totaled $11.9 million.
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
On September 29, 2016, the Company reached settlements with the DOJ and the SEC, resolving their investigations into the Company’s former private investment business in Africa and a 2007 investment by the Libyan Investment Authority in certain of the Company’s funds. As part of the settlements, the Company entered into a Deferred Prosecution Agreement with the DOJ, and a Company subsidiary, OZ Africa Management GP, LLC (“OZ Africa”), agreed to plead guilty to one count of conspiracy to violate the FCPA. The Company also agreed to settle an administrative proceeding with the SEC involving violations of the FCPA and the Advisers Act. Pursuant to the settlement agreements with the DOJ and the SEC, the Company agreed to pay $412.1 million in penalties and disgorgement and to implement enhanced internal accounting controls and policies, to separate the chief compliance officer from other officer positions, and to engage an independent compliance monitor for three years, subject to early termination or extension.
On September 2, 2015, a shareholder derivative action was filed in the Supreme Court of the State of New York, County of New York (Kumari v. Och, et al.). The complaint purported to assert derivative claims on behalf of the Company against all of the Company’s directors and alleged breaches of fiduciary duty and other misconduct with respect to matters that were under investigation by the SEC and the DOJ. On October 23, 2015, the Company’s directors moved to dismiss the complaint. On September 23, 2016, the court entered an order dismissing the case in its entirety. The plaintiff’s time to appeal the court’s decision on the motion to dismiss has lapsed.
On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserted claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014. Daniel Och, Joel Frank and Michael Cohen were also named as defendants. On March 16, 2015, all defendants moved to dismiss the amended complaint. On February 17, 2016, the court entered an order granting in part the motion to dismiss filed by the Company and Messrs. Och and Frank and dismissing Mr. Cohen from the action. On March 23, 2016, the Company and

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Messrs. Och and Frank filed their answer to the amended complaint. On November 18, 2016, plaintiffs filed a second amended complaint asserting claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from November 18, 2011 to April 11, 2016. The second amended complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters that were under investigation by the SEC and the DOJ, and names the Company and Messrs. Och, Frank and Cohen as defendants. On November 23, 2016, Mr. Cohen objected to being named as a defendant in the second amended complaint on procedural grounds. On December 21, 2016, the court directed the plaintiffs to file a motion for permission to renew their claims against Mr. Cohen. Plaintiffs filed their motion on January 7, 2017, and Mr. Cohen filed his opposition on January 21, 2017. On January 11, 2017, the Company and Messrs. Och and Frank filed motions to dismiss those portions of the second amended complaint that seek to revive dismissed claims or assert new claims against them.
The Company believes the pending case is without merit and intends to defend it vigorously. The Company is unable to reasonably estimate the amount of loss or range of loss possible for this case.
Unearned Incentive Income
The Company receives incentive income distributions from certain real estate funds that are subject to clawback in the event of future losses in the respective fund. The Company recognizes this incentive income when it is no longer subject to clawback. These clawback contingencies will be resolved as remaining investments in the respective funds are realized, the timing of which is uncertain. The following table summarizes the activity in the Company’s unearned incentive income liability as of December 31, 2016:

Unearned Incentive Income
(dollars in thousands)
Balance as of December 31, 2015	$—
Deconsolidation of Och-Ziff funds on adoption of ASU 2015-02 (Note 3)	81,972
Incentive income collected but subject to clawback	22,557
Incentive income recognized	(8,450)
Balance as of December 31, 2016	$96,079
Investment Commitments
From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds, including the Company if it is an investor in the relevant fund.
The Company has unfunded capital commitments of $18.9 million to certain funds it manages. It expects to fund these commitments over the next five years. In addition, certain of the Company’s executive managing directors, collectively, have capital commitments to funds managed by the Company of up to $39.9 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
DECEMBER 31, 2016

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
18. SEGMENT INFORMATION
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

•
Reorganization expenses related to the IPO, equity-based compensation expenses, depreciation and amortization expenses, and gains and losses on assets held for sale, as management does not consider these non-cash expenses to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

•	Changes in the tax receivable agreement liability and gains and losses on investments in Och-Ziff funds, as management does not consider these to be reflective of operating performance.

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
Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment. Substantially all

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

interest income and all interest expense related to outstanding indebtedness is allocated to the Och-Ziff Funds segment. The Company’s FCPA settlements were all allocated to the Och-Ziff Funds segment.
Och-Ziff Funds Segment Results

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$700,950	$821,905	$1,163,180
Economic Income	$(217,006)	$340,157	$708,000
Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands)
Total consolidated revenues	$770,364	$1,322,981	$1,542,284
Adjustment to management fees(1)	(38,424)	(1,804)	(14,938)
Adjustment to incentive income(2)	—	17,449	51,909
Other Operations revenues	(29,228)	(27,371)	(46,576)
Income of consolidated Och-Ziff funds	(1,762)	(489,350)	(369,499)
Economic Income Revenues - Och-Ziff Funds Segment	$700,950	$821,905	$1,163,180
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Reconciliation of Och-Ziff Funds Segment Economic Income to (Loss) Earnings Attributable to Class A Shareholders

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(130,762)	$25,740	$142,445
Change in redemption value of Preferred Units	6,082	—	—
Net (Loss) Income Attributable to Och-Ziff Capital Management Group LLC—GAAP	$(124,680)	$25,740	$142,445
Net income (loss) attributable to the Och-Ziff Operating Group A Units	(195,087)	136,449	365,793
Equity-based compensation, net of RSUs settled in cash	75,217	106,565	104,334
Income taxes	10,886	132,224	139,048
Adjustment for incentive income allocations from consolidated funds subject to clawback	—	(45,077)	(32,737)
Allocations to Och-Ziff Operating Group D Units	—	12,675	27,010
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	6,752	8,612	2,816
Reorganization expenses	—	14,064	16,083
Changes in tax receivable agreement liability	1,663	(55,852)	(40,383)
Depreciation, amortization and loss on asset held for sale	19,882	11,331	6,990
Other adjustments	(6,208)	(1,515)	(1,456)
Other Operations	(5,431)	(5,059)	(21,943)
Economic Income - Och-Ziff Funds Segment	$(217,006)	$340,157	$708,000
19. SUBSEQUENT EVENTS
Dividend
On February 15, 2017, the Company announced a cash dividend of $0.01 per Class A Share. The dividend is payable on March 6, 2017, to holders of record as of the close of business on February 27, 2017.
Preferred Units Offering
On January 23, 2017, the Company completed a $150.0 million issuance and sale of 150,000 Preferred Units. See Note 11 regarding the terms of the Preferred Units.
2017 Incentive Program, Och-Ziff Operating Group P Units and Limited Partnership Agreements Amendments
On February 13, 2017, the Company’s board of directors approved the Och-Ziff Capital Management Group LLC 2017 Incentive Program (the "2017 Incentive Program"). The 2017 Incentive Program was established by (i) certain modifications to each of the limited partnership agreements of OZ Management, OZ Advisors and OZ Advisors II (collectively, the Operating Partnerships) that was effective as of March 1, 2017 (collectively, as amended, the "Limited Partnership Agreements"), and (ii) an Exchange Agreement that was effective as of March 1, 2017 (the "Class P Exchange Agreement").
Under the terms of the 2017 Incentive Program, the Company granted Class P common units in each Operating Partnership (an "Incentive Award"). One Class P common unit in each Operating Partnership, collectively, is referred to as an "Och-Ziff Operating Group P Unit." The Company granted 73.4 million Och-Ziff Operating Group P Units on March 1, 2017 (the "Date of Grant").

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Och-Ziff Operating Group P Units entitle the participants to receive distributions of future profits of the Och-Ziff Operating Group and each Och-Ziff Operating Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent), in each case upon satisfaction of certain conditions described below. The terms of the Incentive Awards described below may be varied for certain executive managing directors.
An executive managing director's Och-Ziff Operating Group P Units will conditionally vest if: (i) the executive managing director has continued in uninterrupted service until the third anniversary of the Date of Grant (the "Service Condition"), and (ii) on or after such date, the total shareholder return on Class A Shares based on the average closing price on the NYSE for the calendar month prior to the Date of Grant equals or exceeds certain specified thresholds (expressed as percentages, "Performance Thresholds") (the "Performance Condition"). The Performance Thresholds are set on the Date of Grant. The Performance Thresholds for the initial grant of Och-Ziff Operating Group P Units to be granted on March 1, 2017 are as follows: 20% of Units vest upon a Performance Threshold of 25% being achieved; an additional 40% (for a total of 60%) of Units vest upon a Performance Threshold of 50% being achieved; an additional 20% (for a total of 80%) of Units vest upon a Performance Threshold of 75% being achieved; and an additional 20% (for a total of 100%) of the Units vest upon a Performance Threshold of 125% being achieved.
If an Och-Ziff Operating Group P Units has not satisfied both the Service Condition and the Performance Condition by the sixth anniversary of the Date of Grant, it will be forfeited and canceled immediately.
Executive managing directors will be entitled to receive distributions on their Och-Ziff Operating Group P Units only after satisfaction of the Service Condition and the Performance Condition, from which time the executive managing director will be entitled to receive the same distributions per Unit on each Och-Ziff Operating Group P Units as holders of Och-Ziff Operating Group A Units and Och-Ziff Operating Group D Units.
Following vesting, Och-Ziff Operating Group P Units may be exchanged in the executive managing director's discretion for Class A Shares (or the cash value thereof, as determined by the Board) provided that (i) sufficient Appreciation (as defined in the Limited Partnership Agreements) has occurred with respect to each Operating Partnership for such Och-Ziff Operating Group P Unit to have become economically equivalent to one Och-Ziff Operating Group A Unit, and (ii) shareholders approve an amendment to the Company's 2013 Incentive Plan to reserve a sufficient number of Class A Shares under the 2013 Incentive Plan. In addition, if the amendment to the 2013 Incentive Plan is approved by shareholders, each holder of Och-Ziff Operating Group P Units will receive a number of Class B Shares equal to the number of Och-Ziff Operating Group P Units they hold. One Class B Share will be canceled for each Class A Share issued upon an exchange of an Och-Ziff Operating Group P Unit. Upon the exchange of an Och-Ziff Operating Group P Unit for a Class A Share (or the cash equivalent), the exchanging executive managing director will have a right to potential future payments owed to him or her under the tax receivable agreement. as a result of such exchange.
The Company is currently evaluating the accounting for the Och-Ziff Operating Group P Units.
Additionally, effective March 1, 2017, the Board of Directors approved amendments to the Limited Partnership Agreements of the Operating Partnerships that in addition to the events discussed above, were also amended to adjust the measurement thresholds used in calculating the appreciation necessary to permit a determination that Och-Ziff Operating Group D Units issued prior to March 1, 2017, have become economically equivalent to Och-Ziff Operating Group A Units, making it more likely that outstanding Och-Ziff Operating Group D Units (and, due to the fact that economic equivalence is determined chronologically based on order of issuance, subsequently issued Och-Ziff Operating Group D Units) will convert to Och-Ziff Operating Group A Units. See Note 2 for a description of the accounting for Och-Ziff Operating Group D Units.
Subsequent to December 31, 2016, the Company granted 39.0 million Och-Ziff Operating Group D Units to James Levin. This grant has no immediate impact to the Company’s consolidated financial statements. See Note 2 for a description of the accounting for Och-Ziff Operating Group D Units.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Relinquishment Agreement
Och-Ziff Corp and Och-Ziff Holding, as the general partners of the Operating Partnerships, entered into a Relinquishment Agreement with Daniel S. Och and certain family trusts over which Mr. Och has investment control (the "Och Trusts") effective as of March 1, 2017 (the "Relinquishment Agreement"). Pursuant to the Relinquishment Agreement, Mr. Och and the Och Trusts agreed to cancel, in the aggregate, 30.0 million of their vested Och-Ziff Operating Group A Units. The Relinquishment Agreement provides that if any of the Och-Ziff Operating Group D Units granted to James S. Levin on March 1, 2017 are forfeited, such forfeited units (up to an aggregate amount of 30.0 million) shall be reallocated to Mr. Och and the Och Trusts pursuant to the terms of the Limited Partnership Agreements. The Company expects to account for this as a repurchase of Och-Ziff Operating Group A Units for no consideration.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY RESULTS—UNAUDITED

The quarterly results presented below were prepared in accordance with GAAP and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results.
The Company generally does not recognize incentive income during the first three quarters of the year other than amounts earned as a result of fund investor redemptions during the period or amounts earned on longer-term assets under management. Additionally, compensation and benefits generally comprise a significant portion of total expenses, with discretionary cash bonuses comprising a large portion of total compensation and benefits expense. These cash bonuses are based on total annual revenues, which are significantly influenced by incentive income earned by the Company at the end of the year. Annual discretionary bonuses have historically been determined and expensed in the fourth quarter each year.
The following table presents the Company’s unaudited, summarized quarterly results and balance sheet information for the year ended December 31, 2016:

	Year Ended December 31, 2016
	First	Second	Third	Fourth

	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$188,442	$152,558	$148,105	$281,259
Total expenses	327,437	336,214	108,210	310,279
Total other income	794	1,066	1,624	3,191
Income taxes	18,539	10,911	9,986	(28,550)
Consolidated Net (Loss) Income	(156,740)	(193,501)	31,533	2,721
Less: Loss (income) attributable to noncontrolling interests	87,845	115,592	(16,570)	6,890
Less: Income attributable to redeemable noncontrolling interests	(461)	(662)	(678)	(649)
Net (Loss) Income Attributable to Och-Ziff Capital Management Group LLC	(69,356)	(78,571)	14,285	8,962
Less: Change in redemption value of Preferred Units	—	—	—	(6,082)
Net (Loss) Income Attributable to Class A Shareholders	$(69,356)	$(78,571)	$14,285	$2,880

(Loss) Earnings Per Class A Share
(Loss) earnings per Class A Share - basic	$(0.38)	$(0.43)	$0.08	$0.02
(Loss) earnings per Class A Share - diluted	$(0.38)	$(0.44)	$0.05	$0.02
Weighted-average Class A Shares outstanding - basic	182,548,852	182,454,677	182,521,225	183,152,279
Weighted-average Class A Shares outstanding - diluted	182,548,852	479,771,696	479,838,244	183,152,279

Selected Balance Sheet Data
Cash and cash equivalents	$228,726	$368,161	$430,470	$329,813
Assets of consolidated Och-Ziff funds	36,532	37,683	39,463	55,205
Total assets	1,255,312	1,375,068	1,388,257	1,485,555
Debt obligations	442,628	562,204	561,757	577,128
Liabilities of consolidated Och-Ziff funds	1,836	133	653	15,197
Total liabilities	1,438,983	1,731,255	1,639,589	1,495,526
Redeemable noncontrolling interests	19,629	20,292	20,973	284,121
Shareholders' deficit attributable to Class A Shareholders	(459,368)	(530,790)	(451,491)	(466,021)
Shareholders' equity attributable to noncontrolling interests	256,068	154,311	179,186	171,929
Total shareholders' equity	(203,300)	(376,479)	(272,305)	(294,092)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY RESULTS—UNAUDITED

The following table presents the Company’s unaudited, summarized quarterly results and balance sheet information for the year ended December 31, 2015:

	Year Ended December 31, 2015
	First	Second	Third	Fourth

	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$332,851	$321,399	$325,903	$342,828
Total expenses	188,903	171,193	228,063	365,781
Total other income (loss)	46,002	(3,327)	(20,773)	(91,406)
Income taxes	25,160	82,025	12,422	12,617
Consolidated Net Income (Loss)	164,790	64,854	64,645	(126,976)
Less: Loss (income) attributable to noncontrolling interests	(133,353)	(58,022)	(78,971)	79,169
Less: Loss (Income) attributable to redeemable noncontrolling interests	(5,566)	(2,072)	31,743	25,499
Net Income (Loss) Attributable to Och-Ziff Capital Management Group LLC	25,871	4,760	17,417	(22,308)
Less: Change in redemption value of Preferred Units	—	—	—	—
Net Income (Loss) Attributable to Class A Shareholders	$25,871	$4,760	$17,417	$(22,308)

Earnings (Loss) Per Class A Share
Earnings (loss) per Class A Share - basic	$0.15	$0.03	$0.10	$(0.12)
Earnings (loss) per Class A Share - diluted	$0.14	$0.03	$0.06	$(0.12)
Weighted-average Class A Shares outstanding - basic	177,634,861	177,693,164	177,805,122	178,601,584
Weighted-average Class A Shares outstanding - diluted	180,156,745	182,095,697	484,171,524	178,601,584

Selected Balance Sheet Data
Cash and cash equivalents	$283,211	$279,357	$311,345	$254,070
Assets of consolidated Och-Ziff funds	8,286,558	8,966,626	9,192,353	9,416,702
Total assets	9,676,417	10,246,227	10,494,103	10,691,456
Debt obligations	451,187	450,427	449,655	448,882
Liabilities of consolidated Och-Ziff funds	6,083,704	6,623,036	6,987,225	7,315,917
Total liabilities	7,349,806	7,841,180	8,208,512	8,618,604
Redeemable noncontrolling interests	708,813	884,042	857,609	832,284
Shareholders' deficit attributable to Class A Shareholders	(308,008)	(372,959)	(345,690)	(415,830)
Shareholders' equity attributable to noncontrolling interests	1,925,806	1,893,964	1,773,672	1,656,398
Total shareholders' equity	1,617,798	1,521,005	1,427,982	1,240,568