Form 10-Q
period 2017-03-31
Och-Ziff Capital Management Group LLC
filed 2017-05-02
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
Commission File Number 001-33805

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0354783
(State of Incorporation)	(I.R.S. Employer Identification Number)

9 West 57th Street, New York, New York 10019
(Address of Principal Executive Offices)
Registrant’s telephone number: (212) 790-0000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of April 27, 2017, there were 185,127,575 Class A Shares and 267,489,478 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holdings LLC

active executive managing directors	Executive managing directors who remain active in our business

Annual Report	Our annual report on Form 10-K for the year ended December 31, 2016, dated March 1, 2017 and filed with the SEC

Class A Shares	Our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the NYSE

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

Partner Equity Units	Refers collectively to the Och-Ziff Operating Group A Units and Och-Ziff Operating Group P Units.

OZ Advisors I	OZ Advisors LP, a Delaware limited partnership

OZ Advisors II	OZ Advisors II LP, a Delaware limited partnership

OZ Management	OZ Management LP, a Delaware limited partnership

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31, 2017	December 31, 2016

	(dollars in thousands)
Assets
Cash and cash equivalents	$351,810	$329,813
Income and fees receivable	60,319	176,638
Due from related parties	19,352	20,494
Deferred income tax assets	684,788	695,441
Other assets, net (includes assets measured at fair value of $22,048 and $21,341 as of March 31, 2017 and December 31, 2016, respectively)	132,970	207,964
Assets of consolidated Och-Ziff funds:
Investments, at fair value	35,996	37,661
Other assets of Och-Ziff funds	21,314	17,544
Total Assets	$1,306,549	$1,485,555

Liabilities and Shareholders’ (Deficit) Equity
Liabilities
Compensation payable	$39,031	$206,106
Due to related parties	522,214	522,101
Debt obligations	410,612	577,128
Other liabilities (includes liabilities measured at fair value of $0 and $8,204 as of March 31, 2017 and December 31, 2016, respectively)	160,078	174,994
Liabilities of consolidated Och-Ziff funds:
Other liabilities of Och-Ziff funds	16,658	15,197
Total Liabilities	1,148,593	1,495,526

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interests (Note 3)	441,971	284,121

Shareholders’ (Deficit) Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 185,126,953 and 184,843,255 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 267,489,478 and 297,317,019 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Paid-in capital	3,068,788	3,097,431
Accumulated deficit	(3,569,763)	(3,563,452)
Shareholders’ deficit attributable to Class A Shareholders	(500,975)	(466,021)
Shareholders’ equity attributable to noncontrolling interests	216,960	171,929
Total Shareholders’ (Deficit) Equity	(284,015)	(294,092)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ (Deficit) Equity	$1,306,549	$1,485,555
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended March 31,
	2017	2016

	(dollars in thousands)
Revenues
Management fees	$86,255	$156,910
Incentive income	51,626	30,587
Other revenues	776	579
Income of consolidated Och-Ziff funds	495	366
Total Revenues	139,152	188,442

Expenses
Compensation and benefits	69,943	54,261
Interest expense	6,280	5,386
General, administrative and other	45,928	267,669
Expenses of consolidated Och-Ziff funds	84	266
Total Expenses	122,235	327,582

Other Income
Changes in tax receivable agreement liability	—	145
Net gains on investments in Och-Ziff funds and joint ventures	721	249
Net gains of consolidated Och-Ziff funds	235	545
Total Other Income	956	939

Income (Loss) Before Income Taxes	17,873	(138,201)
Income taxes	12,056	18,539
Consolidated and Comprehensive Net Income (Loss)	5,817	(156,740)
Less: (Income) loss attributable to noncontrolling interests	(9,778)	87,845
Less: (Income) loss attributable to redeemable noncontrolling interests	(350)	(461)
Net Loss Attributable to Och-Ziff Capital Management Group LLC	(4,311)	(69,356)
Less: Change in redemption value of Preferred Units	(2,853)	—
Net Loss Attributable to Class A Shareholders	$(7,164)	$(69,356)

Loss per Class A Share
Loss per Class A Share - basic	$(0.04)	$(0.38)
Loss per Class A Share - diluted	$(0.04)	$(0.38)
Weighted-average Class A Shares outstanding - basic	186,226,675	182,548,852
Weighted-average Class A Shares outstanding - diluted	186,226,675	182,548,852

Dividends Paid per Class A Share	$0.01	$—

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2016	184,843,255	297,317,019	$3,097,431	$(3,563,452)	$(466,021)	$171,929	$(294,092)
Capital contributions	—	—	—	—	—	251	251
Capital distributions	—	—	—	—	—	(4,563)	(4,563)
Cash dividends declared on Class A Shares	—	—	—	(1,849)	(1,849)	—	(1,849)
Dividend equivalents on Class A restricted share units	—	—	151	(151)	—	—	—
Relinquishment of Och-Ziff Operating Group A Units (Note 3)	—	(30,000,000)	—	—	—	—	—
Equity-based compensation, net of taxes	283,698	172,459	7,451	—	7,451	10,766	18,217
Impact of changes in Och-Ziff Operating Group ownership (Note 3)	—	—	(12,173)	—	(12,173)	12,173	—
Dilution of proceeds from tax receivable agreement waiver (Note 3)	—	—	(21,219)	—	(21,219)	21,219	—
Change in redemption value of Preferred Units	—	—	(2,853)	—	(2,853)	(4,593)	(7,446)
Comprehensive net (loss) income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	(4,311)	(4,311)	9,778	5,467
As of March 31, 2017	185,126,953	267,489,478	$3,068,788	$(3,569,763)	$(500,975)	$216,960	$(284,015)
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
	2017	2016

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income (loss)	$5,817	$(156,740)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Amortization of equity-based compensation	18,478	18,542
Depreciation and amortization and loss on disposal of fixed assets	4,212	3,402
Deferred income taxes	10,609	15,531
Operating cash flows due to changes in:
Income and fees receivable	116,319	49,274
Due from related parties	1,142	(1,328)
Other assets, net	18,070	4,257
Due to related parties	113	(341)
Compensation payable	(166,951)	(163,749)
Other liabilities	(14,902)	222,831
Consolidated Och-Ziff funds related items:
Net gains of consolidated Och-Ziff funds	(235)	(545)
Purchases of investments	(47,831)	(48,974)
Proceeds from sale of investments	49,750	50,700
Other assets of consolidated Och-Ziff funds	(3,789)	(2,163)
Other liabilities of consolidated Och-Ziff funds	1,456	1,741
Net Cash Used in Operating Activities	(7,742)	(7,562)

Cash Flows from Investing Activities
Purchases of fixed assets	(1,335)	(1,331)
Proceeds from sale of fixed asset (Note 7)	51,724	—
Purchases of United States government obligations	—	(29,915)
Maturities of United States government obligations	—	18,500
Investment in Och-Ziff funds	(212)	(1,569)
Return of investment in Och-Ziff funds	3,373	554
Net Cash Provided by (Used in) Investing Activities	53,550	(13,761)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Three Months Ended March 31,
	2017	2016

	(dollars in thousands)
Cash Flows from Financing Activities
Issuance and sale of Preferred Units, net of issuance costs	150,054	—
Contributions from noncontrolling and redeemable noncontrolling interests	251	233
Distributions to noncontrolling and redeemable noncontrolling interests	(4,563)	(1,821)
Dividends on Class A Shares	(1,849)	—
Repayment of debt obligations	(167,319)	(905)
Withholding taxes paid on vested RSUs	(385)	(1,628)
Other, net	—	100
Net Cash Used in Financing Activities	(23,811)	(4,021)
Net Change in Cash and Cash Equivalents	21,997	(25,344)
Cash and Cash Equivalents, Beginning of Period	329,813	254,070
Cash and Cash Equivalents, End of Period	$351,810	$228,726

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$1,960	$419
Income taxes	$1,149	$545

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

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
The Company conducts its operations through OZ Management LP (“OZ Management”), OZ Advisors LP (“OZ Advisors I”) and OZ Advisors II LP (“OZ Advisors II”) (collectively, the “Operating Partnerships,” and collectively with their consolidated subsidiaries, the “Och-Ziff Operating Group”). References to the Company’s “executive managing directors” refer to the current limited partners of OZ Management, OZ Advisors and OZ Advisors II other than the Company’s intermediate holding companies, including the Company’s founder, Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. References to the Company’s “active executive managing directors” refer to executive managing directors who remain active in the Company’s business. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons. References to the Company’s “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation (“Och-Ziff Corp”) and Och-Ziff Holding LLC, both of which are wholly owned subsidiaries of the Registrant.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, primarily because of the majority of incentive income and actual amounts of discretionary cash bonuses being recorded in the fourth quarter each year. All significant intercompany transactions and balances have been eliminated in consolidation.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

Interim Accrual of Annual Discretionary Cash Bonus
In the first quarter of 2017, the Company decided to provide a minimum annual discretionary cash bonus. As a result of this decision, the Company will accrue the minimum annual discretionary cash bonus on a straight-line basis during the year. The total amount of discretionary cash bonuses ultimately recognized for the full year, which is determined in the fourth quarter of each year, could differ materially from the minimum amount accrued, as the total discretionary cash bonus is dependent upon a variety of factors, including fund performance for the year.
Reclassification of Changes in Tax Receivable Agreement Liability
In the first quarter of 2017, the Company reclassified the changes in tax receivable agreement liability from general, administrative and other expenses to other income (loss) in the consolidated statements of comprehensive income (loss). Prior period amounts have been reclassified to conform to the current year presentation. The reclassification had no impact on the Company’s results of operations.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. The requirements of ASU 2016-09 were effective for the Company beginning in the first quarter of 2017. As permitted under the new guidance, the Company has made an accounting policy election to account for forfeitures on share-based compensation arrangements as they occur. Prior to the adoption of ASU 2016-09, the Company was required to estimate forfeitures. The decision to no longer estimate forfeitures was not material to the financial statements. Additionally, the Company will recognize all income tax effects of awards within consolidated and comprehensive net income when the awards vest or are settled. Prior to the adoption of ASU 2016-09, excess tax benefits were recorded to paid-in capital, while tax deficiencies were recorded in consolidated and comprehensive net income to the extent in excess of previously recorded excess tax benefits. The amendments related to the recognition of excess tax benefits and tax deficiencies in the statement of comprehensive income were applied prospectively.
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that Are under Common Control. The guidance was effective for the Company beginning in the first quarter of 2017. ASU 2016-17 amended the consolidation guidance with respect to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a variable interest entity (“VIE”). Under the amended guidance, a reporting entity considers its indirect economic interests in a VIE held through related parties that are under common control on a proportionate basis, consistent with the way it would evaluate its indirect economic interests held through related parties that are not under common control. The adoption of ASU 2016-17 did not have a material impact on the Company’s consolidated financial statements.
None of the other changes to GAAP that went into effect in the three months ended March 31, 2017 has had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605-Revenue Recognition and most industry-specific revenue recognition guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is in the process of implementing the new revenue guidance and is continuing to evaluate the effect the ASU will have on its consolidated financial statements, including, whether the Company: (a) will be required to recognize incentive income earlier than as prescribed under current guidance, (b) should present certain revenue streams on a gross or net basis depending on whether it is identified as principal or agent in a transaction where the standard’s core principle is one of control and not risks and rewards, as is the cash with the current guidance, and (c) whether certain costs associated with

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

business development and deal origination, which are currently recognized as an expense as incurred, should be initially deferred and subsequently recognized as an expense over a specified period. The ASU also introduces new qualitative and quantitative disclosure requirements and requires disaggregation of revenue information beyond that which is currently required, that will significantly impact the information presented in the notes to the Company’s consolidated financial statements. The Company expects to adopt ASU 2014-09 using a modified retrospective application approach in the first quarter of 2018.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. The Company is not currently a lessor in any significant lease arrangements, but is a lessee in several lease arrangements that would be impacted by the ASU. The Company has determined that most of its operating leases will be reported as lease obligations, along with offsetting right to use assets on its consolidated balance sheet at their present value, and will continue to recognize associated expenses within consolidated net income (loss) in a manner similar to the existing accounting for leases (i.e., on a straight-line basis over the lease term). Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The requirements of ASU 2016-02 are effective for the Company beginning in the first quarter of 2019. See Note 17 of the Company’s Annual Report for details related to the Company’s existing operating lease obligations.
None of the other changes to GAAP that are not yet effective are expected to have a material effect on the Company’s consolidated financial statements.
3. NONCONTROLLING INTERESTS AND OCH-ZIFF OPERATING GROUP OWNERSHIP
Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and primarily relate to the Och-Ziff Operating Group A Units held by the Company’s executive managing directors and fund investors’ interests in the consolidated Och-Ziff funds.
Net income (loss) attributable to the Och-Ziff Operating Group A Units is driven by the earnings (losses) of the Och-Ziff Operating Group. Net income attributable to fund investors’ interests in consolidated Och-Ziff funds is driven by the earnings of those funds.
As of March 31, 2017, Och-Ziff Operating Group P Units (as defined below) do not participate in the economics of the Och-Ziff Operating Group and will remain non-participating until certain service and performance conditions are met, as described below.
The following table presents the components of the net income (loss) attributable to noncontrolling interests:

	Three Months Ended March 31,
	2017	2016

	(dollars in thousands)
Och-Ziff Operating Group A Units	$9,635	$(88,019)
Consolidated Och-Ziff funds	—	262
Other	143	(88)
	$9,778	$(87,845)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	March 31, 2017	December 31, 2016

	(dollars in thousands)
Och-Ziff Operating Group A Units	$212,738	$166,521
Consolidated Och-Ziff funds	—	—
Other	4,222	5,408
	$216,960	$171,929
The Preferred Units and fund investors’ interests in certain consolidated Och-Ziff funds are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests:

	Three Months Ended March 31, 2017
	Consolidated Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$21,621	$262,500	$284,121
Change in redemption value of Preferred Units	—	7,446	7,446
Preferred Units issuance, net of issuance costs	—	150,054	150,054
Comprehensive income	350	—	350
Ending Balance	$21,971	$420,000	$441,971
Och-Ziff Operating Group Ownership
The Company’s equity interest in the Och-Ziff Operating Group increased to 40.9% as of March 31, 2017, from 38.3% as of December 31, 2016. Changes in the Company’s interest in the Och-Ziff Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Och-Ziff Operating Group A and P Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan, primarily related to the settlement of RSUs; (iii) the forfeiture of Och-Ziff Operating Group A Units and related Class B Shares by a departing executive managing director; and (iv) the repurchase of Class A Shares and Och-Ziff Operating Group A Units. The Company’s interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A Units and settlement of RSUs. These increases will be offset upon any conversion by an executive managing director of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director.
Och-Ziff Operating Group P Units, 2017 Incentive Program and Limited Partnership Agreements Amendments
On February 13, 2017, the Company’s board of directors approved the Och-Ziff Capital Management Group LLC 2017 Incentive Program (the “2017 Incentive Program”). Under the terms of the 2017 Incentive Program, the Company granted Class P common units in each Operating Partnership (an “Incentive Award”) to certain executive managing directors. One Class P common unit in each Operating Partnership, collectively, is referred to as an “Och-Ziff Operating Group P Unit.”
The Company granted 71.9 million Och-Ziff Operating Group P Units in March 2017, at the average fair value of $1.25 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 35.7%, dividend rate of 10.0%, and risk-free discount rate of 2.2%. The requisite service period for these Incentive Awards was estimated to be 3.9 years at the time of the grant. Total unrecognized stock-based compensation expense related to

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

unvested awards was $89.5 million. There were 71.9 million Och-Ziff Operating Group P Units outstanding as of March 31, 2017.
A grant of Och-Ziff Operating Group P Units will conditionally vest upon the applicable executive managing directors satisfying a service condition (the “Service Condition”) and certain market performance-based targets, expressed as percentages (the “Performance Condition”) being satisfied, as follows: 20% of Units vest upon a Performance Condition of 25% being achieved (i.e., total shareholder return from the contractually determined reference price of $3.21); an additional 40% (for a total of 60%) of Units vest upon a Performance Condition of 50% being achieved; an additional 20% (for a total of 80%) of Units vest upon a Performance Condition of 75% being achieved; and an additional 20% (for a total of 100%) of the Units vest upon a Performance Condition of 125% being achieved. Achievement of the applicable Performance Conditions earlier than estimated can materially affect the amount of equity-based compensation expense recognized by the Company in any given period.
Executive managing directors will be entitled to receive distributions on their Och-Ziff Operating Group P Units only after satisfaction of the Service Condition and the Performance Condition, from which time the executive managing director will be entitled to receive the same distributions per Unit on each Och-Ziff Operating Group P Unit as holders of Och-Ziff Operating Group A Units and Och-Ziff Operating Group D Units.
If a holder of an Incentive Award has not satisfied both the Service Condition and the applicable Performance Condition has not been met with respect to the units comprising such Incentive Award by the sixth anniversary of the respective grant date, such units will be forfeited and canceled immediately.
Upon satisfaction of the Service Condition and the Performance Condition, Och-Ziff Operating Group P Units may be exchanged at the executive managing director’s discretion for Class A Shares (or the cash value thereof, as determined by the Board) provided that (i) sufficient Appreciation (as defined in the Limited Partnership Agreements) has occurred for each Och-Ziff Operating Group P Unit to have become economically equivalent to an Och-Ziff Operating Group A Unit, and (ii) shareholders approve an amendment to the Company’s 2013 Incentive Plan to reserve a sufficient number of Class A Shares under the 2013 Incentive Plan. Upon the exchange of an Och-Ziff Operating Group P Unit for a Class A Share (or the cash equivalent), the exchanging executive managing director will have a right to potential future payments owed to him or her under the tax receivable agreement.
Effective March 1, 2017, the Board of Directors approved amendments to the Limited Partnership Agreements of the Operating Partnerships that, in addition to the events discussed above, adjust the measurement thresholds used in determining whether sufficient Appreciation has taken place for Och-Ziff Operating Group D Units issued prior to March 1, 2017, to have become economically equivalent to Och-Ziff Operating Group A Units. This amendment makes it more likely that outstanding Och-Ziff Operating Group D Units will convert to Och-Ziff Operating Group A Units.
Relinquishment of Och-Ziff Operating Group A Units
Och-Ziff Corp and Och-Ziff Holding, as the general partners of the Operating Partnerships, entered into a Relinquishment Agreement with Daniel S. Och and certain family trusts over which Mr. Och has investment control (the “Och Trusts”) effective as of March 1, 2017 (the “Relinquishment Agreement”). Pursuant to the Relinquishment Agreement, Mr. Och and the Och Trusts agreed to cancel, in the aggregate, 30.0 million of their vested Och-Ziff Operating Group A Units. The Relinquishment Agreement provides that if any of the Och-Ziff Operating Group D Units granted to James S. Levin on March 1, 2017 are forfeited, such forfeited units (up to an aggregate amount of 30.0 million) shall be reallocated to Mr. Och and the Och Trusts pursuant to the terms of the Limited Partnership Agreements. The Company accounted for the transaction as a repurchase of Och-Ziff Operating Group A Units for no consideration. A corresponding number of Class B Shares were also canceled.
Dilution of Proceeds from Tax Receivable Agreement Waiver
In September 2016, the Company amended the tax receivable agreement to provide that no amounts will be due or payable under the tax receivable agreement by Och-Ziff Corp, one of the Company’s wholly owned intermediate holding

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

companies, with respect to the 2015 and 2016 taxable years. During the first quarter of 2017, Och-Ziff Corp contributed to the Och-Ziff Operating Group the cash previously set aside for such payments, which resulted in a reallocation of such contribution between the Company’s paid-in capital and the paid-in capital of the Och-Ziff Operating Group A Units (including within noncontrolling interests).
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

•
Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. The types of assets and liabilities that would generally be included in this category include real estate investments, equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, certain OTC derivatives, residential and commercial mortgage-backed securities, asset-backed securities, collateralized debt obligations, and investments in affiliated credit funds.

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes assets measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2017:

	As of March 31, 2017
	Level I	Level II	Level III	Total

	(dollars in thousands)
Investments of Och-Ziff, Excluding the Investments of Consolidated Och-Ziff Funds
United States government obligations included within cash and cash equivalents	$19,977	$—	$—	$19,977
Investments in CLO included within other assets, net (1) (2)	—	—	22,048	22,048
	$19,977	$—	$22,048	$42,025

Investments of Consolidated Och-Ziff Funds
Bank debt	$—	$19,333	$16,663	$35,996
_______________
(1) As of March 31, 2017, investments in CLO had contractual principal amounts of $21.6 million outstanding.
(2) The Company elected to measure its investments in CLO at fair value through consolidated net income (loss) in order to simplify its accounting for these instruments. Changes in fair value of these investments are included within net gains on investments in Och-Ziff funds and joint ventures in the consolidated statements of comprehensive income (loss). The Company accrues interest income on its investments in CLO using the effective interest method.
The following table summarizes assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2016:

	As of December 31, 2016
	Level I	Level II	Level III	Total

	(dollars in thousands)
Investments of Och-Ziff, Excluding the Consolidated Funds
United States government obligations included within cash and cash equivalents	$139,974	$—	$—	$139,974
Investments in CLO included within other assets, net (1) (2)	—	—	21,341	21,341
	$139,974	$—	$21,341	$161,315

Investments of Consolidated Och-Ziff Funds
Bank debt	$—	$19,534	$18,127	$37,661

Liabilities of Och-Ziff, Excluding the Consolidated Funds
Obligation to deliver loans subject to forward sale agreement included within other liabilities	$—	$8,204	$—	$8,204
_______________
(1) As of December 31, 2016, investments in CLO had contractual principal amounts of $21.3 million outstanding.
(2) The Company elected to measure its investments in CLO at fair value through consolidated net income (loss) in order to simplify its accounting for these instruments. Changes in fair value of these investments are included within net gains on investments in Och-Ziff funds and joint ventures in the consolidated statements of comprehensive income (loss). The Company accrues interest income on its investments in CLO using the effective interest method.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Gains and losses of Och-Ziff, excluding the consolidated funds are recorded within net gains on investments in Och-Ziff funds and joint ventures in the consolidated statements of comprehensive income (loss), and gains and losses of the consolidated Och-Ziff funds are recorded within net gains (losses) of consolidated Och-Ziff funds. Amounts related to the deconsolidation of the Company’s funds upon the adoption of ASU 2015-02 on January 1, 2016 are included within investment sales.
The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended March 31, 2017:

	December 31, 2016	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Derivative Settlements	Gains (Losses)	March 31, 2017

	(dollars in thousands)
Investments of Och-Ziff, Excluding the Consolidated Funds
Investments in CLO	$21,341	$—	$—	$—	$—	$—	$707	$22,048

Investments of Consolidated Och-Ziff Funds
Bank debt	$18,127	$771	$(4,878)	$27,497	$(25,120)	$—	$266	$16,663

The following table summarizes the changes in the Company’s Level III assets and liabilities for the three months ended March 31, 2016:

	December 31, 2015	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Derivative Settlements	Gains (Losses)	March 31, 2016

	(dollars in thousands)
Bank debt	$1,998,423	$460	$(489)	$19,614	$(2,014,334)	$—	$307	$3,981
Real estate investments	719,957	—	—	—	(719,957)	—	—	—
Residential mortgage-backed securities	323,571	—	—	—	(323,571)	—	—	—
Collateralized debt obligations	83,759	—	—	—	(83,759)	—	—	—
Energy and natural resources limited partnerships	70,604	—	—	—	(70,604)	—	—	—
Commercial real estate debt	18,295	—	—	—	(18,295)	—	—	—
Corporate bonds	—	—	—	—	—	—	—	—
Asset-backed securities	23,739	—	—	—	(23,739)	—	—	—
Commercial mortgage-backed securities	13,803	—	—	—	(13,803)	—	—	—
Other investments (including derivatives, net)	1,938	—	—	—	(1,938)	—	—	—
	$3,254,089	$460	$(489)	$19,614	$(3,270,000)	$—	$307	$3,981
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities held as of the reporting date. These gains and losses are included within net gains of consolidated Och-Ziff funds in the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2017	2016

	(dollars in thousands)
Investments of Och-Ziff, Excluding the Consolidated Funds
Investments in CLO	$707	$—

Investments of Consolidated Och-Ziff Funds
Bank Debt	$113	$36
Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III
Investments in CLO and bank debt are valued using independent pricing services and thus there are no unobservable valuation inputs used in determining their fair value to disclose. For valuation methodologies of investments that were deconsolidated on January 1, 2016, please refer to the Company’s Annual Report.
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
The Valuation Committee is responsible for establishing the valuation policy and monitors compliance with the valuation policy, ensuring that all of the funds’ investments reflect fair value, as well as providing oversight of the valuation process. The valuation policy includes, but is not limited to the following: determining the pricing sources used to value specific investment classes; the selection of independent pricing services; performing due diligence of independent pricing services; and the classification of investments within the fair value hierarchy. The Valuation Committee reviews a variety of reports on a monthly basis, which include, but are not limited to the following: summaries of the sources used to determine the value of the funds’ investments; summaries of the fair value hierarchy of the funds’ investments; methodology changes and variance reports that compare the values of investments to independent pricing services. The Valuation Committee is independent from the investment professionals and may obtain input from investment professionals for consideration in carrying out its responsibilities.
The Valuation Committee has assigned the responsibility of performing price verification and related quality controls in accordance with the valuation policy to the Financial Controls Group. The Financial Controls Group’s other responsibilities include, but are not limited to the following: overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and pricing information provided by independent pricing services. Additionally, the Financial Control Group is responsible for performing back testing by comparing prices observed in executed transactions to valuations and/or valuations provided by independent pricing service providers on a bi-weekly and monthly basis; performing stale pricing analysis on a monthly basis; performing due diligence reviews on independent pricing services on an annual basis; and recommending changes in valuation policies to the Valuation Committee. The Financial Controls Group also verifies that indicative broker quotations used to value certain investments are representative of fair value through procedures such as comparison to independent pricing services, back testing procedures, review of stale pricing reports and performance of other due diligence procedures as may be deemed necessary.
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
MARCH 31, 2017

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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations, approximated their fair values as of March 31, 2017. The Senior Notes are categorized as Level II and the CLO Investment Loan is categorized as Level III within the fair value hierarchy. The fair value of the Senior Notes and the CLO Investment Loan were determined using independent pricing services.
5. TRANSFERS OF FINANCIAL ASSETS
Investment in CLO and Related Transactions
In the fourth quarter of 2016, the Company purchased $27.4 million of Euro-denominated loans in the open market and contemporaneously entered into a forward sale agreement to sell the loans at cost to a European CLO managed by the Company. As of March 31, 2017, the entire balance of $27.4 million of the loans subject to the forward sale agreement was transferred and the criteria for derecognition met. The Company sold the derecognized loans to the CLO at cost, and therefore there were no realized gains or losses recognized on the sale.
In the fourth quarter of 2016, the Company purchased $21.5 million of senior secured and subordinated notes issued by the CLO to which it sold the loans discussed above. These investments in the CLO represent retained interests to the Company. The retained interest is reported as investment in CLO, at fair value, within other assets, net in the Company’s consolidated balance sheet (see Note 7).
The Company uses independent pricing services to value its investments in the CLO, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investment. The Company has not yet received payments from its investment in the CLO nor any management fees from the CLO and does not expect to receive any payments until July 2017, in accordance with the underlying contractual agreements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

6. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of funds that are considered VIEs. See Note 2 of the Company’s Annual Report for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company.
The table below presents the assets and liabilities of VIEs consolidated by the Company:

	March 31, 2017	December 31, 2016

	(dollars in thousands)
Assets
Assets of consolidated Och-Ziff funds:
Investments, at fair value	$35,996	$37,661
Other assets of Och-Ziff funds	21,314	17,544
Total Assets	$57,310	$55,205

Liabilities
Liabilities of consolidated Och-Ziff funds:
Other liabilities of Och-Ziff funds	16,658	15,197
Total Liabilities	$16,658	$15,197
The assets presented in the table above belong to the investors in those funds, are available for use only by the fund to which they belong, and are not available for use by the Company. The consolidated funds have no recourse to the general credit of the Company with respect to any liability.
The Company’s direct involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services and, in certain cases, direct investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses. The Company has commitments to certain funds that are VIEs as discussed in Note 15. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated.
The table below presents the net assets of VIEs in which the Company has variable interests:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$3,988,814	$4,069,617

Maximum risk of loss as a result of the Company's involvement with VIEs:
Unearned revenues	101,260	96,409
Income and fees receivable	27,165	13,074
Investments in Och-Ziff funds	34,423	35,868
Maximum Exposure to Loss	$162,848	$145,351

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

7. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2017	December 31, 2016

	(dollars in thousands)
Fixed Assets:
Corporate aircraft held for sale	$4,571	$56,251
Leasehold improvements	52,415	54,414
Computer hardware and software	40,996	40,093
Furniture, fixtures and equipment	8,909	8,919
Accumulated depreciation and amortization	(51,666)	(49,890)
Fixed assets, net	55,225	109,787
Investments in Och-Ziff funds:
Investments in CLO, at fair value	22,048	21,341
Investments in other funds, equity method	14,301	16,453
Investments in Och-Ziff funds	36,349	37,794
Goodwill	22,691	22,691
Prepaid expenses	13,329	12,753
Trades receivable for loans subject to forward sale agreement	—	10,391
Loans held for sale	—	8,204
Other	5,376	6,344
Total Other Assets, Net	$132,970	$207,964
In March 2017, the Company sold one of its corporate aircraft for $51.7 million. The Company expects to sell the remaining corporate aircraft held for sale in the second quarter of 2017.
8. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2017	December 31, 2016

	(dollars in thousands)
Unearned incentive income	$100,870	$96,079
Accrued expenses	28,286	30,728
Deferred rent credit	9,951	15,046
Interest payable	6,608	2,654
Loan trades payable	—	10,391
Obligation to deliver loans subject to forward sale agreement, at fair value	—	8,204
Other	14,363	11,892
Total Other Liabilities	$160,078	$174,994

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

9. DEBT OBLIGATIONS
As of March 31, 2017, the Company’s outstanding indebtedness was primarily comprised of senior notes (the “Senior Notes”) and a secured loan to finance the purchase of the Company’s investments in a CLO (“CLO Investment Loan”). The table below presents scheduled principal payments on the Company’s debt obligations for each of the next five years:

Scheduled Payments (1)

(dollars in thousands)
April 1, 2017 - December 31, 2017	$—
2018	$—
2019	$400,000
2020	$—
2021	$—
_______________
(1) The Company is not currently able to make a reasonable estimate of the timing of payments in individual years in connection with the CLO Investment Loan (as defined below), as the timing of those payments is contingent on principal payments made to the Company on the Investments in CLO, and therefore the Company did not include those principal payments in the table above.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

The Company is subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus 0% to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management’s credit rating throughout the term of the facility. The interest rate on the drawn portion of the commitment during the quarter ended March 31, 2017 was LIBOR plus 2.00%, and the undrawn commitment fee was 0.25%.
In March 2017, the Company repaid its outstanding obligation under the Revolving Credit Facility in full, and as a result has $150.0 million available under the facility as of March 31, 2017.
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
Aircraft Loan
In February 2014, the Company entered into the Aircraft Loan to finance installment payments towards the purchase of a corporate aircraft. In March 2017, the Company sold the aircraft and repaid the outstanding principal balance in the amount of $46.4 million.
CLO Investment Loan
On November 28, 2016, the Company entered into a $16.0 million loan to finance 75% of its investment in the CLO (see Note 5). The CLO Investment Loan is collateralized by the notes of the CLO held by the Company and is subject to an interest rate of EURIBOR plus 2.23%. In general, the Company will make interest and principal payments on the CLO

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

Investment Loan at such time interest payments are received on its investment in the CLO and will make principal payments on the CLO Investment Loan to the extent principal payments are received on its investment in the CLO. Any remaining unpaid principal balance is due on December 15, 2023. The CLO Investment Loan is subject to customary events of default and covenants and includes terms that require the Company’s continued involvement with the CLO. As of March 31, 2017, $16.2 million of principal was outstanding under the CLO Investment Loan.
10. PREFERRED UNITS
Pursuant to a securities purchase agreement, dated September 29, 2016 (the “Purchase Agreement”), certain of the Company’s executive managing directors, including Daniel S. Och (the “EMD Purchasers”), agreed to purchase up to a total of 400,000 Preferred Units for an aggregate amount of up to $400.0 million. On October 5, 2016, the Company completed a $250.0 million issuance and sale of 250,000 Preferred Units. On January 23, 2017, the Company completed an additional $150.0 million issuance and sale of 150,000 Preferred Units.
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
The Och-Ziff Operating Group entities may, at their option, redeem the Preferred Units at a price equal to: (i) 105% of the liquidation value until the day immediately prior to the Step-up Date; (ii) 103% of the liquidation value thereafter until the day immediately prior to the first anniversary of the Step-up Date; (iii) 101% of the liquidation value thereafter until the day immediately prior to the second anniversary of the Step-up Date; and (iv) thereafter at a price equal to the liquidation value. In addition, from and after March 31, 2020, if the amounts that were distributed to partners of the Och-Ziff Operating Group entities in respect of their equity interests in the Och-Ziff Operating Group entities (other than amounts distributed in respect of tax distributions or certain other distributions) or utilized for repurchase of units by such entities (or which were available but not used for such purposes) for the immediately preceding fiscal year were in excess of $100 million in the aggregate, then an amount equal to 20% of such excess shall be utilized to redeem Preferred Units on a pro rata basis for an amount equal to the liquidation value.
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
MARCH 31, 2017

prohibited from issuing any equity securities (or any debt or other securities convertible into equity securities of such entity) that rank equally with, or senior to, the Preferred Units, without the prior written consent of the holders’ committee.
As of March 31, 2017, the Company had 400,000 Preferred Units issued and outstanding.
11. INCOME TAXES
The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets existing as of the balance sheet date. The estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as tax laws and regulations change. Additionally, the amount of incentive income and discretionary cash bonuses recorded in any given quarter can have a significant impact on the Company’s effective tax rate. Accordingly, the effective tax rate for interim periods is not indicative of the tax rate expected for a full year.
The Registrant and each of the Och-Ziff Operating Group entities are partnerships for U.S. federal income tax purposes. Due to the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the United States and in foreign jurisdictions.
The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 67.5% and -13.4% for the three months ended March 31, 2017 and 2016, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the Company’s consolidated net income is not subject to federal, state and local corporate income taxes in the United States, as these amounts are allocated to the executive managing directors on their Och-Ziff Operating Group A Units or to fund investors in the Company’s consolidated funds (each of which is included within noncontrolling interests); (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the valuation allowance on the Company’s foreign tax credits increased during the quarter.
In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets.
As of March 31, 2017 and December 31, 2016, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the three months ended March 31, 2017, the Company did not accrue interest or penalties related to uncertain tax positions. As of March 31, 2017, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.6 million as of March 31, 2017.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

12. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Professional services	$13,148	$23,375
Occupancy and equipment	10,903	9,328
Information processing and communications	7,029	10,349
Recurring placement and related service fees	5,444	12,531
Business development	2,757	4,669
Insurance	1,960	4,004
Other expenses	4,687	3,413
	45,928	67,669
FCPA settlements expense	—	200,000
Total General, Administrative and Other	$45,928	$267,669
13. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period. For the three months ended March 31, 2017 and 2016 the Company included 1,326,320 and 1,364,560 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.
The Company did not include the Och-Ziff Operating Group P Units in the calculations of dilutive earnings per share, as the equity awards are not yet participating in the economics of the Company as the Performance Conditions have not been met as of March 31, 2017 (see Note 3).
The following tables present the computation of basic and diluted (loss) earnings per Class A Share:

Three Months Ended March 31, 2017	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(7,164)	186,226,675	$(0.04)
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		287,004,764
RSUs	—	—		19,730,352
Diluted	$(7,164)	186,226,675	$(0.04)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

Three Months Ended March 31, 2016	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(69,356)	182,548,852	$(0.38)
Effect of dilutive securities:
Och-Ziff Operating Group A Units	—	—		297,317,019
RSUs	—	—		14,758,228
Diluted	$(69,356)	182,548,852	$(0.38)
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
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
As of March 31, 2017 and 2016, respectively, approximately $2.5 billion, of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of March 31, 2017 and 2016, approximately 65% and 49%, respectively, of these affiliated assets under management were not charged management fees and were not subject to an incentive income calculation.
The following table presents management fees and incentive income charged on investments held by related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended March 31,
	2017	2016

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$2,691	$4,767
Incentive income	$1,878	$920

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

Corporate Aircraft
The Company’s corporate aircraft are used for business purposes. From time to time, certain executive managing directors use the aircraft for personal use. For the three months ended March 31, 2017 and 2016 the Company charged $291 thousand and $321 thousand, respectively, for personal use of the aircraft by certain executive managing directors.
15. COMMITMENTS AND CONTINGENCIES
Tax Receivable Agreement
The purchase of Och-Ziff Operating Group A Units from the executive managing directors and the Ziffs with the proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Partner Equity Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the tangible and intangible assets of the Och-Ziff Operating Group that would not otherwise have been available. As a result, the Company expects that its future tax liability will be reduced. Pursuant to the tax receivable agreement entered into among the Company, the executive managing directors and the Ziffs, the Company has agreed to pay to the executive managing directors and the Ziffs 85% of the amount of tax savings, if any, actually realized by the Company.
The Company recorded its initial estimate of future payments under the tax receivable agreement as a decrease to paid-in capital and an increase in amounts due to related parties in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period earnings in the consolidated statements of comprehensive income (loss).
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Och-Ziff Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of March 31, 2017, the estimated future payment under the tax receivable agreement was $520.8 million, which is recorded in due to related parties on the consolidated balance sheets.
Lease Obligations
The Company has non-cancelable operating leases for its headquarters in New York expiring in 2029 and various other operating leases for its offices in London, Hong Kong, Mumbai, Beijing, Shanghai and Houston expiring on various dates through 2024. The Company also has operating leases for other locations, as well as operating leases on computer hardware. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account any rent holiday periods. The related lease commitments have not changed materially since December 31, 2016.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserted claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014. Daniel Och, Joel Frank and Michael Cohen were also named as defendants. On March 16, 2015, all defendants moved to dismiss the amended complaint. On February 17, 2016, the court entered an order granting in part the motion to dismiss filed by the Company and Messrs. Och and Frank and dismissing Mr. Cohen from the action. On March 23, 2016, the Company and Messrs. Och and Frank filed their answer to the amended complaint. On November 18, 2016, plaintiffs filed a second amended complaint asserting claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from November 18, 2011 to April 11, 2016. The second amended complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters that were under investigation by the SEC and the DOJ, and names the Company and Messrs. Och, Frank and Cohen as defendants. On November 23, 2016, Mr. Cohen objected to being named as a defendant in the second amended complaint on procedural grounds. On December 21, 2016, the court directed the plaintiffs to file a motion for permission to renew their claims against Mr. Cohen. Plaintiffs filed their motion on January 7, 2017, and Mr. Cohen filed his opposition on January 21, 2017. On January 11, 2017, the Company and Messrs. Och and Frank filed motions to dismiss those portions of the second amended complaint that seek to revive dismissed claims or assert new claims against them. On March 24, 2017, plaintiffs filed their opposition to the motion to dismiss.
The Company believes the pending case is without merit and intends to defend it vigorously. The Company is unable to reasonably estimate the amount of loss or range of loss possible for this case.
Unearned Incentive Income
The Company receives incentive income distributions from certain real estate funds that are subject to clawback in the event of future losses in the respective fund. The Company recognizes this incentive income when it is no longer subject to clawback. These clawback contingencies will be resolved as remaining investments in the respective funds are realized, the timing of which is uncertain. The following table summarizes the activity in the Company’s unearned incentive income liability as of March 31, 2017:

Unearned Incentive Income
(dollars in thousands)
Balance as of December 31, 2016	$96,079
Incentive income collected but subject to clawback	5,995
Incentive income recognized	(1,204)
Balance as of March 31, 2017	$100,870
Investment Commitments
From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds, including the Company if it is an investor in the relevant fund.
The Company has unfunded capital commitments of $21.9 million to certain funds it manages. It expects to fund these commitments over the next five years. In addition, certain of the Company’s executive managing directors, collectively, have capital commitments to funds managed by the Company of up to $39.9 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

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

In addition, expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Deferred cash compensation is expensed in full in the year granted for Economic Income, rather than over the service period for GAAP.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

Finally, management reviews Economic Income revenues by presenting management fees net of recurring placement and related service fees, rather than considering these fees an expense, and by excluding the impact of eliminations related to the consolidated Och-Ziff funds.
Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment. Substantially all interest income and all interest expense related to outstanding indebtedness is allocated to the Och-Ziff Funds segment. The Company’s FCPA settlements were all allocated to the Och-Ziff Funds segment.
Och-Ziff Funds Segment Results

	Three Months Ended March 31,
	2017	2016

	(dollars in thousands)
Och-Ziff Funds Segment:
Economic Income Revenues	$126,724	$166,769
Economic Income	$43,446	$(119,939)
Reconciliation of Och-Ziff Funds Segment Revenues to Consolidated Revenues

	Three Months Ended March 31,
	2017	2016

	(dollars in thousands)
Total consolidated revenues	$139,152	$188,442
Adjustment to management fees(1)	(5,444)	(12,531)
Adjustment to incentive income(2)	—	—
Other Operations revenues	(6,489)	(8,776)
Income of consolidated Och-Ziff funds	(495)	(366)
Economic Income Revenues - Och-Ziff Funds Segment	$126,724	$166,769
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2017

Reconciliation of Och-Ziff Funds Segment Economic Income to Loss Attributable to Class A Shareholders

	Three Months Ended March 31,
	2017	2016

	(dollars in thousands)
Net Loss Attributable to Class A Shareholders—GAAP	$(7,164)	$(69,356)
Change in redemption value of Preferred Units	2,853	—
Net Loss Attributable to Och-Ziff Capital Management Group LLC—GAAP	$(4,311)	$(69,356)
Net income (loss) attributable to the Och-Ziff Operating Group A Units	9,635	(88,019)
Equity-based compensation, net of RSUs settled in cash	18,478	18,542
Income taxes	12,056	18,539
Allocations to Och-Ziff Operating Group D Units	3,360	875
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	1,979	1,264
Changes in tax receivable agreement liability	—	(145)
Depreciation and amortization and loss on disposal of fixed assets	4,212	3,402
Other adjustments	(1,011)	(431)
Other Operations	(952)	(4,610)
Economic Income - Och-Ziff Funds Segment	$43,446	$(119,939)
17. SUBSEQUENT EVENTS
Dividend
On May 2, 2017, the Company announced a cash dividend of $0.02 per Class A Share. The dividend is payable on May 19, 2017, to holders of record as of the close of business on May 12, 2017.

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
Overview
Preferred Units Offering
As discussed in Note 10 to our consolidated financial statements, on September 29, 2016, we entered into the Purchase Agreement with the EMD Purchasers. Pursuant to the Purchase Agreement, the EMD Purchasers agreed to purchase up to $400.0 million of Preferred Units. In October 2016, we issued $250.0 million of the Preferred Units to the EMD Purchasers. An additional $150.0 million of Preferred Units were issued to the EMD Purchasers in January 2017. We used the proceeds from the Preferred Units issued in October 2016, as well as cash on hand, to pay the $412.1 million in penalties and disgorgement related to the settlements with the SEC and the DOJ discussed above. We used the proceeds from the second sale of the Preferred Units in January 2017 to pay the outstanding balance under our Revolving Credit Facility.
Overview of Our Financial Results
We reported GAAP net loss attributable to Class A Shareholders of $7.2 million for the 2017 first quarter, compared to net loss of $69.4 million for the 2016 first quarter, primarily due to the $200.0 million FCPA settlements expense taken in the first quarter of 2016, as well as higher incentive income and lower income taxes year-over-year, partially offset by lower management fees. Also partially offsetting the year-over-year improvement in net loss was higher bonus expense, which was driven by our decision to provide a minimum annual discretionary cash bonus. As a result of this decision, we will accrue the minimum annual discretionary cash bonus on a straight-line basis during the year. The total amount of discretionary cash bonuses ultimately recognized for the full year, which is determined in the fourth quarter of each year, could differ materially from the minimum amount accrued, as the total discretionary cash bonus is dependent upon a variety of factors, including fund performance for the year.
We reported Economic Income of $44.4 million for the 2017 first quarter, compared to net loss of $115.3 million for the 2016 first quarter, primarily due to the $200.0 million FCPA settlements expense taken in the first quarter of 2016, as well as higher incentive income. These improvements were partially offset by lower management fees, as well as higher bonus expense due to our decision to provide a minimum annual discretionary cash bonus.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year over year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $33.9 billion as of March 31, 2017. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $16.9 billion, comprising 50% of our total assets under management as of March 31, 2017.
Assets under management in our multi-strategy funds totaled $17.7 billion as of March 31, 2017, decreasing 36%, or $9.8 billion, year-over-year. This change was driven by net capital outflows of $12.1 billion, primarily in the OZ Master Fund, our largest multi-strategy fund, partially offset by performance-related appreciation of $2.3 billion. Our multi-strategy funds experienced elevated redemptions and reduced inflows during 2016 and into early 2017 as a result of the FCPA matter, the related inability to rely on Regulation D, and the overall redemption cycle currently affecting the hedge fund industry.
OZ Master Fund generated a gross return of 5.5% and a net return of 4.1% year-to-date through March 31, 2017. These returns were driven by the fund’s long/short equity special situations, merger arbitrage, credit-related and convertible and derivative arbitrage strategies. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the OZ Master Fund.

Assets under management in our dedicated credit products totaled $13.3 billion as of March 31, 2017, increasing $920.0 million, or 7%, year-over-year. This change was driven by capital net inflows of $591.2 million and performance-related appreciation of $893.0 million, partially offset by $564.1 million of distributions and other reductions in our closed-end opportunistic credit funds.
Assets under management in our opportunistic credit funds were $5.3 billion as of March 31, 2017. OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 4.6% and a net return of 3.2% year-to-date through March 31, 2017. These returns were driven in part by realizations in corporate credit, structured credit and successful resolutions in various distressed situations. Assets under management for the fund were $1.7 billion as of March 31, 2017.
Assets under management in Institutional Credit Strategies were $8.0 billion as of March 31, 2017, increasing $771.6 million, or 11%, year-over-year. The increase was primarily driven by two additional CLOs that closed in the 2016 fourth quarter, including our first European CLO. We also refinanced three existing CLOs totaling $1.3 billion of par value during the first quarter.
Assets under management in our real estate funds totaled $2.2 billion as of March 31, 2017, increasing $121.8 million year-over-year. Since inception through March 31, 2017, the net internal rate of return (“IRR”) was 21.0% for Och-Ziff Real Estate Fund II (for which the investment period ended in 2014), and 15.7% for Och-Ziff Real Estate Fund I (for which the investment period ended in 2010).
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
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific company events, we could experience increased redemptions and a consequent reduction in our assets under management. Recently, our assets under management have declined and we believe this trend will likely continue to some extent for some period of time in light of the recently settled FCPA matter, the related inability to rely on Regulation D, and the current redemption trend in the hedge fund industry.
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of March 31, 2017, approximately 7% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 65% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that an Och-Ziff fund is an investor in another Och-Ziff fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended March 31, 2017
	December 31, 2016	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	March 31, 2017

	(dollars in thousands)
Multi-strategy funds	$21,084,548	$(4,159,118)	$—	$777,041	$17,702,471
Credit
Opportunistic credit funds	5,417,498	(211,182)	(19,769)	140,457	5,327,004
Institutional Credit Strategies	8,019,510	3,453	—	(8,602)	8,014,361
Real estate funds	2,171,946	33,474	(16,432)	642	2,189,630
Other	1,186,801	(495,048)	(30,016)	22,631	684,368
Total	$37,880,303	$(4,828,421)	$(66,217)	$932,169	$33,917,834

	Three Months Ended March 31, 2016
	December 31, 2015	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	March 31, 2016

	(dollars in thousands)
Multi-strategy funds	$29,510,248	$(1,054,252)	$—	$(944,866)	$27,511,130
Credit
Opportunistic credit funds	5,383,629	(60,316)	(141,000)	(3,785)	5,178,528
Institutional Credit Strategies	7,241,680	5,379	—	(4,255)	7,242,804
Real estate funds	2,048,559	75,039	(54,293)	(1,435)	2,067,870
Other	1,310,745	(43,372)	—	(55,647)	1,211,726
Total	$45,494,861	$(1,077,522)	$(195,293)	$(1,009,988)	$43,212,058
In the first quarter of 2017, our funds experienced performance-related appreciation of $932.2 million and net outflows of $4.8 billion, which was comprised of $149.5 million of gross inflows and $5.0 billion of gross outflows due to redemptions. We also had $66.2 million in distributions and other reductions related to investors in our other funds, closed-end opportunistic credit and real estate funds. We experienced elevated redemptions and reduced inflows in our multi-strategy funds during the first quarter of 2017 as a result of the FCPA matter, the related inability to rely on Regulation D, and the overall redemption cycle currently affecting the hedge fund industry. In the first quarter of 2017, excluding CLOs, related parties and corporate, institutional and other investors were the largest sources of our gross inflows, while pensions and private banks were our largest sources of gross outflows. Our assets under management were $31.9 billion as of April 1, 2017, as capital net outflows are decreasing as compared to the previous three quarters.
In the first quarter of 2016, our funds experienced performance-related depreciation of $1.0 billion and net outflows of $1.1 billion, which was comprised of $303.0 million of gross inflows and $1.4 billion of gross outflows due to redemptions. We also had $195.3 million in distributions to investors in our closed-end opportunistic credit and real estate funds. Excluding CLOs, private banks and fund-of-funds were the largest sources of our gross inflows, while pensions, private banks and fund-of-funds were our largest sources of gross outflows during the first quarter of 2016.
Weighted-Average Assets Under Management and Average Management Fee Rates
The table below presents our weighted-average assets under management and average management fee rates. Weighted-average assets under management exclude the impact of first quarter investment performance for the periods presented, as these amounts generally do not impact management fees calculated for those periods. The average management fee rates presented below take into account the effect of non-fee paying assets under management. Please see the respective sections below for average management fee rates by fund type.

	Three Months Ended March 31,
	2017	2016

	(dollars in thousands)
Weighted-average assets under management	$33,163,162	$44,386,712
Average management fee rates	0.99%	1.31%
The decline in our average management fee rate for the periods presented occurred primarily because of a change in the mix of products that comprise our assets under management, as well as due to reductions in the management fee rates in our multi-strategy assets under management that took effect during the fourth quarter of 2016. Our average management fee will vary from period to period based on the mix of products that comprise our assets under management.
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 1.00% to 2.50% of assets under management. For the first quarter of 2017, our multi-strategy funds had an average management fee rate of 1.32%.
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

	Assets Under Management as of March 31,		Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2017
			2017		2016
	2017	2016	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
OZ Master Fund(1)	$14,712,330	$22,576,072	5.5%	4.1%	-3.0%	-3.4%	16.9%	(1)	11.9%	(1)
OZ Asia Master Fund	791,304	1,156,795	7.4%	6.4%	-2.7%	-3.2%	9.4%		5.4%
OZ Europe Master Fund	372,548	861,950	3.3%	2.4%	-2.0%	-2.4%	11.7%		7.7%
OZ Enhanced Master Fund	654,120	1,055,923	8.7%	6.6%	-5.3%	-5.8%	13.4%		9.0%
Och-Ziff European Multi-Strategy UCITS Fund	21,419	277,361	2.4%	2.1%	-4.5%	-4.9%	4.9%		2.2%
Other funds	1,150,750	1,583,029	n/m	n/m	n/m	n/m	n/m		n/m
	$17,702,471	$27,511,130
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Och-Ziff Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the OZ Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in OZ Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of March 31, 2017, the gross and net annualized returns since the OZ Master Fund’s inception on January 1, 1998 were 13.1% and 8.9%, respectively.

The $9.8 billion, or 36%, year over year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $12.1 billion, primarily from the OZ Master Fund, our largest multi-strategy fund, partially offset by performance-related appreciation of $2.3 billion. We continued to experience redemptions in early 2017 as a result of the FCPA matter, the related inability to rely on Regulation D, as well as the overall redemption cycle currently affecting the hedge fund industry. In the first quarter of 2017, the largest sources of gross outflows from our multi-strategy funds were attributable to pensions, private banks and corporate, institutional and other investors.
For the first quarter of 2017, the OZ Master Fund generated a gross return of 5.5% and a net return of 4.1%. These returns were driven by the fund’s long/short equity special situations, merger arbitrage, credit-related and convertible and derivative arbitrage strategies.

For the first quarter of 2016, the OZ Master Fund generated a gross return of -3.0% and a net return of -3.4%. On a gross basis, U.S. long/short equity special situations was the largest contributor to the performance-related depreciation, partially offset by positive performance in merger arbitrage, credit-related strategies and convertible and derivative arbitrage.
Credit

	Assets Under Management as of March 31,
	2017	2016

	(dollars in thousands)
Opportunistic credit funds	$5,327,004	$5,178,528
Institutional Credit Strategies	8,014,361	7,242,804
	$13,341,365	$12,421,332
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.50% to 1.75% of the net asset value of these funds. For the first quarter of 2017, our opportunistic credit funds had an average management fee rate of 0.85%.
The table below presents assets under management and investment performance information for certain of our opportunistic credit funds. Incentive income related to these funds (excluding the closed-end opportunistic fund, which is explained further below) is generally equal to 20% of realized and unrealized profits attributable to each investor, and a portion of these assets under management is subject to hurdle rates (generally 5% to 8%). However, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. The measurement periods for these assets under management generally range from one to five years.

	Assets Under Management as of March 31,		Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2017
	2017	2016	2017		2016
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
OZ Credit Opportunities Master Fund	$1,698,229	$1,499,382	4.6%	3.2%	1.3%	1.0%	17.6%	13.1%
Customized Credit Focused Platform	2,807,683	2,466,215	1.6%	1.2%	0.5%	0.4%	20.1%	15.2%
Closed-end opportunistic credit funds	346,779	756,196	See below for return information on our closed-end opportunistic credit funds.
Other funds	474,313	456,735	n/m	n/m	n/m	n/m	n/m	n/m
	$5,327,004	$5,178,528
_______________
n/m not meaningful

Assets under management in our opportunistic credit funds increased by $148.5 million, or 3%, year-over-year. This change was driven by $903.6 million of performance-related appreciation, partially offset by $564.1 million of distributions and other reductions in our closed-end opportunistic credit funds.
For the first quarter of 2017, the OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 4.6% and a net return of 3.2%. These returns were driven in part by realizations in corporate credit, structured credit and successful resolutions in various distressed situations. For the first quarter of 2016, OZ Credit Opportunities Master Fund generated a gross return of 1.3% and a net return of 1.0%, which was driven by the fund’s U.S. portfolio.
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

	Assets Under Management as of March 31,		Inception to Date as of March 31, 2017
					IRR
	2017	2016	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
OZ European Credit Opportunities Fund (2012-2015)(5)	$68,272	$175,664	$459,600	$305,487	16.6%	12.5%	1.48x
OZ Structured Products Domestic Fund II (2011-2014)(5)	112,238	257,261	326,850	326,850	19.6%	15.3%	1.94x
OZ Structured Products Offshore Fund II (2011-2014)(5)	110,596	237,353	304,531	304,531	16.9%	12.9%	1.74x
OZ Structured Products Offshore Fund I (2010-2013)(5)	5,258	22,976	155,098	155,098	24.0%	19.2%	2.1x
OZ Structured Products Domestic Fund I (2010-2013)(5)	4,698	14,240	99,986	99,986	22.9%	18.2%	1.99x
Other funds	45,717	48,702	346,250	313,250	n/m	n/m	n/m
	$346,779	$756,196	$1,692,315	$1,505,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of March 31, 2017, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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
Assets under management for our CLOs are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for the CLOs are generally 0.50% of assets under management. For the first quarter of 2017, our Institutional Credit Strategies products had an average management fee rate of 0.41%.
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

			Assets Under Management as of March 31,
	Initial Closing Date	Initial Deal Size	2017	2016

		(dollars in thousands)
CLOs
OZLM I	July 19, 2012	$510,700	$497,432	$498,801
OZLM II	November 1, 2012	560,100	509,369	515,767
OZLM III	February 20, 2013	653,250	609,470	612,179
OZLM IV	June 27, 2013	600,000	539,900	541,469
OZLM V	December 17, 2013	501,250	468,015	469,582
OZLM VI	April 16, 2014	621,250	596,721	598,395
OZLM VII	June 26, 2014	824,750	795,840	796,872
OZLM VIII	September 9, 2014	622,250	596,892	596,764
OZLM IX	December 22, 2014	510,208	495,000	496,009
OZLM XI	March 12, 2015	510,500	490,609	491,528
OZLM XII	May 28, 2015	565,650	549,966	548,328
OZLM XIII	August 6, 2015	511,600	496,038	496,471
OZLM XIV	December 21, 2015	507,420	503,377	495,798
OZLM XV	December 20, 2016	409,250	396,489	—
OZLME I	December 15, 2016	430,490	426,009	—
		8,338,668	7,971,127	7,157,963
Other funds	n/a	n/a	43,234	84,841
		$8,338,668	$8,014,361	$7,242,804
The year-over-year increase in assets under management was driven primarily by the closing of two new CLOs, including our first European CLO. Institutional Credit Strategies also refinanced three existing CLOs totaling $1.3 billion of par value during the first quarter of 2017. Refinancing CLOs produces further returns for the CLO equity holders, generates excess spread for bond investors, and extends the duration of the given CLO’s management fees.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.

Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.75% to 1.50% of assets under management; however, management fees for Och-Ziff Real Estate Credit Fund I are based on invested capital. For the first quarter of 2017, our real estate funds had an average management fee rate of 0.99%.
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

	Assets Under Management as of December 31,
	2017	2016

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$14,179	$33,122
Och-Ziff Real Estate Fund II	323,915	346,558
Och-Ziff Real Estate Fund III	1,457,963	1,450,927
Och-Ziff Real Estate Credit Fund I	286,449	130,150
Other funds	107,124	107,113
	$2,189,630	$2,067,870

	Inception to Date as of March 31, 2017
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$385,636	$801,903	25.2%	15.7%	2.1x	$372,720	$798,259	26.5%	2.1x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	780,945	1,391,674	32.7%	21.0%	1.8x	552,240	1,131,411	39.4%	2.0x
Och-Ziff Real Estate Fund III(8) (2014-2019)	1,500,000	500,159	633,791	n/m	n/m	n/m	—	—	n/m	n/m
Och-Ziff Real Estate Credit Fund I(8) (2015-2019)	323,225	97,044	109,179	n/m	n/m	n/m	22,419	26,483	n/m	n/m
Other funds	241,590	141,175	197,909	n/m	n/m	n/m	38,090	92,838	n/m	n/m
	$3,312,404	$1,904,959	$3,134,456				$985,469	$2,048,991

	Unrealized Investments as of March 31, 2017
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$12,916	$3,644	0.3x
Och-Ziff Real Estate Fund II (2011-2014)(7)	228,705	260,263	1.1x
Och-Ziff Real Estate Fund III (2014-2019)(8)	500,159	633,791	n/m
Och-Ziff Real Estate Credit Fund I (2015-2019)(8)	74,625	82,696	n/m
Other funds	103,085	105,071	n/m
	$919,490	$1,085,465
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of March 31, 2017. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of March 31, 2017.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of March 31, 2017, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
Other
Our other assets under management are comprised of funds that are generally strategy-specific, including our equity, Africa and energy funds. Management fees for these funds range from 0.75% to 2.25% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the first quarter of 2017, our other funds had an average management fee rate of 0.69%.
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
Longer-Term Assets Under Management
As of March 31, 2017, approximately 50% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the gross amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues, as we recognize incentive income at the end of the commitment period when amounts are no longer subject to clawback. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	March 31, 2017
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$2,311,335	$40,146
Credit
Opportunistic credit funds	4,197,122	181,845
Institutional Credit Strategies	7,973,531	—
Real estate funds	2,189,630	126,394
Other	276,855	1,660
	$16,948,473	$350,045

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
Approximately $16.9 billion, or 50%, of our assets under management as of March 31, 2017 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and certain other multi-strategy funds, as well as assets in our opportunistic credit funds, CLOs, real estate funds and certain other funds. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.
Income of Consolidated Och-Ziff Funds. Revenues recorded as income of consolidated Och-Ziff funds consist of interest income, dividend income and other miscellaneous items.
Expenses
Compensation and Benefits. Compensation and benefits consist of salaries, benefits, payroll taxes, and discretionary and guaranteed cash bonus expenses. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising a significant portion of total compensation and benefits. These cash bonuses are based on total annual revenues, which are significantly influenced by the amount of incentive income we earn in the year. Through 2016, annual discretionary cash bonuses were generally determined and expensed in the fourth quarter of each year. In the first quarter of 2017, we decided to provide a minimum annual discretionary cash bonus. As a result of this decision, we will accrue the minimum annual discretionary cash bonus on a straight-line basis during the year. The total amount of discretionary cash bonus ultimately recognized for the full year, which is determined in the fourth quarter of each year, could differ materially from the minimum amount accrued, as the total discretionary cash bonus is dependent upon a variety of factors, including fund performance for the year.
Compensation and benefits also includes equity-based compensation expense, which is primarily in the form of RSUs granted to our independent board members, employees and executive managing directors, as well as Partner Equity Units granted to executive managing directors. See Note 3 to our consolidated financial statements included in this report for a description of these units.
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
Effective March 1, 2017, the Board of Directors approved amendments to the Limited Partnership Agreements of the Och-Ziff Operating Group entities to adjust the measurement thresholds used in calculating the appreciation necessary to permit a determination that Och-Ziff Operating Group D Units issued prior to March 1, 2017 have become economically equivalent to Och-Ziff Operating Group A Units, making it more likely that outstanding Och-Ziff Operating Group D Units (and, due to the fact that economic equivalence is determined chronologically based on order of issuance, subsequently issued Och-Ziff Operating Group D Units) will convert to Och-Ziff Operating Group A Units. This adjustment had no impact on the combined total number of Och-Ziff Operating Group A, D and P Units outstanding, which was 417,072,691 as of March 31, 2017.
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
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding under our Senior Notes, Aircraft Loan, Revolving Credit Facility and CLO Investment Loan (as defined below). See “—Liquidity and Capital Resources—Debt Obligations” for a summary of the terms related to these borrowings. We repaid the outstanding balance under our Revolving Credit Facility and our Aircraft Loan in the first quarter of 2017.
General, Administrative and Other. General, administrative and other expenses are comprised of recurring placement and related service fees, occupancy and equipment, professional services, information processing and communications, insurance, business development, and other miscellaneous expenses. In addition, the FCPA settlements expense incurred in 2016 is also included in this line item.
Expenses of Consolidated Och-Ziff Funds. Expenses recorded as expenses of consolidated Och-Ziff funds consist of interest expense and other miscellaneous expenses.
Other Income
Changes in Tax Receivable Agreement Liability. Changes in tax receivable agreement liability primarily consists of changes in our estimate of the future payments related to the tax receivable agreement, described in detail in Note 15.
Net Gains on Investments in Och-Ziff Funds and Joint Ventures. Net gains on investments in Och-Ziff funds and joint ventures primarily consist of net gains and losses on investments in our funds made by us and net gains and losses on investments in joint ventures established to expand certain of our private investments platforms.
Net Gains of Consolidated Och-Ziff Funds. Net gains of consolidated Och-Ziff funds consist of net realized and unrealized gains on investments held by the consolidated Och-Ziff funds.

Income Taxes
Income taxes consist of our provision for federal, state and local income taxes in the United States and foreign income taxes, including provisions for deferred income taxes resulting from temporary differences between the tax and GAAP bases. The computation of the provision requires certain estimates and significant judgment, including, but not limited to, the expected taxable income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences between the tax and GAAP bases and the likelihood of being able to fully utilize deferred income tax assets existing as of the end of the period.
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
Our interest in the Och-Ziff Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Och-Ziff Operating Group A and P Units and settlement of RSUs. These increases will be offset upon the conversion of Och-Ziff Operating Group D Units, which are not considered equity for GAAP purposes, into Och-Ziff Operating Group A Units.
Additionally, we consolidate certain of our opportunistic credit funds, wherein investors are able to redeem their interests after an initial lock-up period of up to three years. Allocations of earnings to these interests are reflected within net income attributable to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss).
Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenues

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Management fees	$86,255	$156,910
Incentive income	51,626	30,587
Other revenues	776	579
Income of consolidated Och-Ziff funds	495	366
Total Revenues	$139,152	$188,442
Total revenues for the quarter-to-date period decreased by $49.3 million, primarily due to the following:

•
A $70.7 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds, as well as lower average management fee rates. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $21.0 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $12.8 million increase in incentive income from our multi-strategy funds was due to: (i) a $5.9 million increase related to assets subject to a one-year measurement period; (ii) a $3.4 million increase related to longer-term assets under management; (iii) a $2.4 million increase related to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period; and (iv) a $1.1 million increase due to crystallization of incentive related to fund investor redemptions.
•Opportunistic credit funds. A $9.2 million increase in incentive income from our opportunistic credit funds, primarily due to a $15.0 million increase in incentive income from our open-end opportunistic credit funds, primarily drive by tax distributions. This increase was partially offset by a $5.8 million decrease from our closed-end opportunistic funds, due to a lower amount of realizations as these funds continue to wind down.
These increases were partially offset by:
•Real estate funds. A $2.1 million decrease in incentive income from our real estate funds, primarily due to a lower amount of realizations from Och-Ziff Real Estate Fund I as this fund continues to wind down.

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Compensation and benefits	$69,943	$54,261
Interest expense	6,280	5,386
General, administrative and other	45,928	267,669
Expenses of consolidated Och-Ziff funds	84	266
Total Expenses	$122,235	$327,582
Total expenses for the quarter-to-date period decreased by $205.3 million, primarily due to the following:

•
A $221.7 million decrease in general, administrative and other expenses driven primarily by a $200.0 million decrease in FCPA settlements expense accrued in the first quarter of 2016, which did not reoccur in the first quarter of 2017, as well as reductions across various other categories of operating expenses, including a $10.2 million decrease in professional services, which was driven primarily by lower legal fees.

•
A $15.7 million increase in compensation and benefits expenses, primarily driven by the following: (i) a $17.7 million increase in bonus expense primarily due to the decision to provide and accrue for minimum discretionary bonuses; and (ii) a $2.5 million increase due to distributions accrued on the Och-Ziff Operating Group D Units in the first quarter of 2017 (no corresponding distributions were declared from the Och-Ziff Operating Group in the first quarter of 2016). These increases were partially offset by a $4.4 million decrease in salaries and benefits expense driven by lower headcount. Our global headcount was 505 as of March 31, 2017, as compared to 638 as of March 31, 2016.

•	An $894 thousand increase in interest expense primarily due to the drawdown on the Revolving Credit Facility in April 2016 and the CLO Investment Loan financing that we entered into in November 2016.

Other Income

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Changes in tax receivable agreement liability	$—	$145
Net gains on investments in Och-Ziff funds and joint ventures	721	249
Net gains of consolidated Och-Ziff funds	235	545
Total Other Income	$956	$939
Total other income remained relatively flat period over period.
Income Taxes

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Income taxes	$12,056	$18,539
Income tax expense for the quarter-to-date period decreased by $6.5 million, although our GAAP income was higher period over period, our taxable income was lower primarily as a result of the non-deductible $200.0 million FCPA settlements expense incurred in the first quarter of 2016.
Net Income (Loss) Allocated to Noncontrolling Interests
The following table presents the components of the net income (loss) allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Och-Ziff Operating Group A Units	$9,635	$(88,019)
Consolidated Och-Ziff funds	—	262
Other	143	(88)
Total	$9,778	$(87,845)

Redeemable noncontrolling interests	$350	$461
Net income (loss) allocated to noncontrolling interests increased by $97.6 million, primarily due to the $200.0 million FCPA settlements expense taken in the first quarter of 2016, as well as higher incentive income and lower income taxes year-over-year, partially offset by lower management fees. Also partially offsetting the year-over-year improvement in net loss was higher discretionary cash bonus expense allocable to the Och-Ziff Operating Group A Units, which was due to our decision to provide and accrue for a minimum annual discretionary cash bonus.
Net Loss Attributable to Class A Shareholders

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Net Loss Attributable to Class A Shareholders	$(7,164)	$(69,356)

Net loss attributable to Class A Shareholders for the quarter-to-date period improved by $62.2 million, primarily due to the $200.0 million FCPA settlements expense taken in the first quarter of 2016, as well as higher incentive income and lower income taxes year-over-year, partially offset by lower management fees. Also partially offsetting the year-over-year improvement in net loss was higher bonus expense, which was due to the decision to provide and accrue for minimum discretionary bonuses.
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

•
Equity-based compensation expenses and depreciation and amortization expenses, as well as any losses on disposal of fixed assets, as management does not consider these non-cash expenses to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

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

Economic Income Revenues (Non-GAAP)

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$75,552	$5,259	$80,811	$139,244	$5,135	$144,379
Incentive income	50,422	1,204	51,626	26,953	3,634	30,587
Other revenues	750	26	776	572	7	579
Total Economic Income Revenues	$126,724	$6,489	$133,213	$166,769	$8,776	$175,545
Economic Income revenues for the quarter-to-date period decreased by $42.3 million, primarily due to the following:

•
A $63.6 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds, as well as lower average management fee rates. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $21.0 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $12.8 million increase in incentive income from our multi-strategy funds was due to: (i) a $5.9 million increase related to assets subject to a one-year measurement period; (ii) a $3.4 million increase related to longer-term assets under management; (iii) a $2.4 million increase related to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period; and (iv) a $1.1 million increase due to crystallization of incentive related to fund investor redemptions.
•Opportunistic credit funds. A $9.2 million increase in incentive income from our opportunistic credit funds, primarily due to a $15.0 million increase in incentive income from our open-end opportunistic credit funds, primarily drive by tax distributions. This increase was partially offset by a $5.8 million decrease from our closed-end opportunistic funds, due to a lower amount of realizations as these funds continue to wind down.
•Real estate funds. A $2.1 million decrease in incentive income from our real estate funds, primarily due to a lower amount of realizations from Och-Ziff Real Estate Fund I as this fund continues to wind down.
Economic Income Expenses (Non-GAAP)

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$41,365	$4,899	$46,264	$31,059	$2,697	$33,756
Non-compensation expenses	41,913	638	42,551	255,651	1,469	257,120
Total Economic Income Expenses	$83,278	$5,537	$88,815	$286,710	$4,166	$290,876
Economic Income expenses for the quarter-to-date period decreased by $202.1 million, primarily due to the following:

•
A $214.6 million decrease in non-compensation expenses driven primarily by a $200.0 million decrease in FCPA settlements expense accrued in the first quarter of 2016, which did not reoccur in the first quarter of 2017, as well as reductions across various other categories of operating expenses, including a $10.2 million decrease in professional services, which was driven primarily by lower legal fees.

•
A $12.5 million increase in compensation and benefit expenses primarily driven by a $16.9 million increase in bonus expense due to the decision to provide and accrue for minimum discretionary bonuses, discussed above, partially offset by a $4.4 million decrease in salaries and benefits expense driven by lower headcount.

Economic Income (Non-GAAP)

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Economic Income:
Och-Ziff Funds segment	$43,446	$(119,939)
Other Operations	952	4,610
Total Company	$44,398	$(115,329)
Economic Income for the quarter-to-date period increased by $159.7 million, primarily due to the $200.0 million FCPA settlements expense taken in the first quarter of 2016, as well as higher incentive income. These improvements were partially offset by lower management fees, as well as higher bonus expense due to our decision to provide a minimum annual discretionary cash bonus. As a result of this decision, we will accrue the minimum annual discretionary cash bonus on a straight-line basis during the year.
Liquidity and Capital Resources
In September 2016, we entered into the Purchase Agreement with the EMD Purchasers, including Daniel S. Och, to issue up to $400.0 million of Preferred Units. Pursuant to the agreement, in October 2016, we completed a $250.0 million issuance and sale of Preferred Units to the EMD Purchasers and completed an additional $150.0 million issuance and sale of Preferred Units to EMD Purchasers in January 2017. We used the proceeds from the Preferred Units issued in October 2016, as well as cash on hand, to pay the $412.1 million in penalties and disgorgement related to the settlements with the SEC and the DOJ discussed above. We used the proceeds from the second sale of the Preferred Units in January 2017 to pay the outstanding balance under our Revolving Credit Facility. See Note 10 to our consolidated financial statements included in this report for details regarding the terms of the Preferred Units.
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
Historically, management fees have been sufficient to cover all of our “fixed” operating expenses, which we define as salaries, benefits and a minimum discretionary bonus and our non-compensation costs incurred in the ordinary course of business. We recently reduced our management fee rates for existing investors in virtually all of our multi-strategy assets under management. And while we are making every effort to scale our operations so that management fees are sufficient to cover our fixed operating expenses, no assurances can be given that our management fees ultimately will be sufficient for these purposes.

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
Historically, we have determined the amount of discretionary cash bonuses, including discretionary annual cash awards under the PIP described above, during the fourth quarter of each year, based on our total annual revenues. We have historically funded these amounts through fourth quarter management fees and incentive income crystallized on December 31, which represents the majority of the incentive income we typically earn each year. Starting in the first quarter of 2017, we began to accrue a minimum amount of discretionary cash bonuses on a pro rata basis throughout the year. To the extent our funds generate incentive income in the fourth quarter, we may elect to increase the amount of cash bonuses paid to employees over the amount already accrued, with any incremental amounts recognized as expense in the fourth quarter. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.
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
Debt Obligations
Senior Notes
On November 20, 2014, we issued $400.0 million of 4.50% Senior Notes due November 20, 2019, unless earlier redeemed or repurchased. Please see Note 9 to our consolidated financial statements included in this report for additional details on the Senior Notes.
Revolving Credit Facility
On November 20, 2014, we entered into the $150.0 million, five-year unsecured Revolving Credit Facility, which was subsequently amended on December 29, 2015, the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The facility matures on November 20, 2019. In March 2017, we repaid our outstanding obligation under the Revolving Credit Facility, and as a result we currently have $150.0 million available to us under the facility as of March 31, 2017. Please see Note 9 to our consolidated financial statements included in this report for additional details on the Revolving Credit Facility.
Aircraft Loan
In February  2014, we entered into the Aircraft Loan to finance installment payments towards the purchase of a corporate aircraft. In March 2017, we sold the aircraft and repaid the outstanding balance of the loan in the amount of $46.4 million.
CLO Investment Loan
In November 2016, we entered into a $16.0 million loan to finance 75% of our investment into a CLO we manage (the “CLO Investment Loan”). We will make interest and principal payments on the CLO Investment Loan at such time interest and principal payments are received on our investment in the CLO. Any remaining unpaid principal is due on December 15, 2023. Please see Note 9 to our consolidated financial statements included in this report for additional details on the CLO Investment Loan.
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
As of March 31, 2017, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $520.8 million as a result of the cash savings to our intermediate holding companies from the purchase of Och-Ziff Operating Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Och-Ziff Operating Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Och-Ziff Corp, and any other corporate taxpaying entities that hold Och-Ziff Operating Group B Units, and not of the Och-Ziff Operating Group entities. We may need to incur debt to finance payments under the tax receivable agreement to the extent the entities within the Och-Ziff Operating Group do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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
Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2017, and the related cash distributions to our executive managing directors on their Och-Ziff Operating Group A Units and Och-Ziff Operating Group D Units.

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
March 6, 2017	February 27, 2017	$0.01	$3,228
We intend to distribute to our Class A Shareholders substantially all of their pro rata share of our annual Economic Income (as described above under “—Economic Income Analysis”) in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to pay income taxes, to pay any amounts owed under the tax receivable agreement, to make appropriate investments in our business and our funds, to make payments on any of our other obligations, to fund the repurchase of Class A Shares or interests in the Och-Ziff Operating Group, as well as to fund distributions on the Preferred Units starting in 2020. Subject to certain exceptions, unless distributions on the Preferred Units are declared and paid in cash for the then current distribution period and all preceding periods after the initial closing of the Preferred Units, the Och-Ziff Operating Group entities may not declare or pay distributions on or repurchase any of their equity securities that rank equal with or junior to the Preferred Units. See Note 10 to our consolidated financial statements included in this report for additional information regarding the terms of the Preferred Units.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the three months ended March 31, 2017 and 2016 was $(7.7) million and $(7.6) million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash used for operating expenses.

The net cash outflow from operating activities remained relatively flat period over period.
Investing Activities. Net cash from investing activities for the three months ended March 31, 2017 and 2016 was $53.6 million and $(13.8) million, respectively. Investing cash flows in the first quarter of 2017 primarily related to the sale of one of our corporate aircraft. Investing cash flows in the first quarter of 2016 primarily related to the purchases and maturities of U.S. government obligations to manage excess liquidity.
Financing Activities. Net cash from financing activities for the three months ended March 31, 2017 and 2016 was $(23.8) million and $(4.0) million, respectively. Our net cash from financing activities is generally comprised of proceeds from Preferred Units offerings, dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations. Contributions from noncontrolling interests, which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors on their Och-Ziff Operating Group A Units, are also included in net cash from financing activities.
In March 2017, we repaid $120.0 million outstanding on our Revolving Credit Facility using proceeds from the second offering of Preferred Units and $46.4 million outstanding on our Aircraft Loan using proceeds from the sale of one of our corporate aircraft. We also paid dividends of $1.8 million to our Class A Shareholders and $3.0 million of distributions to our executive managing directors on their Och-Ziff Operating Group A Units in the first quarter of 2017. We did not make dividend or distribution payments in 2016.
Contractual Obligations
During the first quarter of 2017, we repaid the $120.0 million outstanding on our Revolving Credit Facility and $46.4 million outstanding on our Aircraft Loan. Other than these items, our contractual obligations have not changed significantly from what was reported in our Annual Report.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements including sponsoring and owning general partner interests in our funds and retained interests in a CLO we manage. We also have ongoing capital commitment arrangements with certain of our funds. None of our off-balance sheet arrangements require us to fund losses or guarantee target returns to investors in any of our other investment funds. See Notes 5 and 6 of our consolidated financial statements included in this report for information on our retained and variable interests in our funds and CLO.
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
As of March 31, 2017, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 46% within Level I; approximately 32% within Level II; and approximately 22% within Level III. As of December 31, 2016, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 46% within Level I; approximately 32% within Level II; and approximately 22% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Och-Ziff Corp generated taxable income of $17.0 million for the three months ended March 31, 2017, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.7 billion over the remaining seven-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available to us if a net operating loss is generated, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.7 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $31.9 billion as of April 1, 2017, we would need to generate a minimum compound annual growth rate in assets under management of less than 1%, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Och-Ziff Operating Group entities, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of March 31, 2017, we had $224.9 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $103.7 million of net operating losses available to offset future taxable income for state income tax purposes and $96.1 million for local income tax purposes that will expire between 2035 and 2036. Based on the analysis set forth above, as of March 31, 2017, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and certain foreign net operating losses. Accordingly, a valuation allowance of $14.3 million has been established for these items.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09. The requirements of ASU 2016-09 were effective for us beginning in the first quarter of 2017. As a result of adopting ASU 2016-09 we elected not to estimate forfeiture rates when calculating its equity-based compensation expense and will account for forfeitures as they occur. Additionally, we no longer maintain and track our APIC pool account, and recognize all excess tax benefits and tax deficiencies as income tax expenses or benefits in the statement of operations. This guidance was adopted on prospective basis and does not have a material impact on our recent and future trends.
None of the other changes to GAAP that went into effect during the three months ended March 31, 2017 are expected to impact our future trends.
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
ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific revenue recognition guidance throughout the ASC. The requirements of ASU 2014-09 are effective for us beginning in the first quarter of 2018. We are still in the process of evaluating the effect that ASU 2014-09 may have on our revenue trends. We expect to adopt ASU 2014-09 using a modified retrospective application approach.

ASU 2016-02, Leases.  ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. Upon adoption of the ASU, where we are the lessee, we will likely be required to recognize certain lease arrangements on our balance sheet for the first time, but will continue to recognize associated expenses on our statement of comprehensive income in a manner similar to existing accounting principles. The requirements of ASU 2016-02 are effective for us beginning in the first quarter of 2019. We have determined that most of our operating leases will be reported on our consolidated balance sheet at their present value. We do not expect the adoption of ASU 2016-02 to have a material effect on our future expense trends. See Note 15 to our consolidated financial statements included in this report for details related to our existing operating lease obligations as of March 31, 2017.
None of the other changes to GAAP that have been issued but that we have not yet adopted are expected to impact our future trends.
Economic Income Reconciliations
The tables below present the reconciliations of Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A.
Economic Income

	Three Months Ended March 31, 2017
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Loss Attributable to Class A Shareholders—GAAP	$(5,480)	$(1,684)	$(7,164)
Change in redemption value of Preferred Units	2,853	—	2,853
Net Loss Allocated to Och-Ziff Capital Management Group LLC—GAAP	(2,627)	(1,684)	(4,311)
Net income allocated to the Och-Ziff Operating Group A Units	9,635	—	9,635
Equity-based compensation	17,698	780	18,478
Income taxes	12,052	4	12,056
Allocations to Och-Ziff Operating Group D Units	3,310	50	3,360
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	1,979	1,979
Changes in tax receivable agreement liability	—	—	—
Depreciation and amortization and loss on disposal of fixed assets	4,212	—	4,212
Other adjustments	(834)	(177)	(1,011)
Economic Income—Non-GAAP	$43,446	$952	$44,398

	Three Months Ended March 31, 2016
	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
(Loss) Income Attributable to Class A Shareholders—GAAP	$(71,722)	$2,366	$(69,356)
Change in redemption value of Preferred Units	—	—	—
Net (Loss) Income Allocated to Och-Ziff Capital Management Group LLC—GAAP	(71,722)	2,366	(69,356)
Net (loss) allocated to the Och-Ziff Operating Group A Units	(88,019)	—	(88,019)
Equity-based compensation, net of RSUs settled in cash	17,968	574	18,542
Income taxes	18,539	—	18,539
Adjustment for incentive income allocations from consolidated funds subject to clawback	—	—	—
Allocations to Och-Ziff Operating Group D Units	875	—	875
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	1,264	1,264
Changes in tax receivable agreement liability	(145)	—	(145)
Depreciation and amortization and loss on disposal of fixed assets	3,215	187	3,402
Other adjustments	(650)	219	(431)
Economic Income—Non-GAAP	$(119,939)	$4,610	$(115,329)
Economic Income Revenues

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$80,996	$5,259	$86,255	$151,775	$5,135	$156,910
Adjustment to management fees(1)	(5,444)	—	(5,444)	(12,531)	—	(12,531)
Management Fees—Economic Income Basis—Non-GAAP	75,552	5,259	80,811	139,244	5,135	144,379

Incentive income—GAAP	50,422	1,204	51,626	26,953	3,634	30,587
Adjustment to incentive income(2)	—	—	—	—	—	—
Incentive Income—Economic Income Basis—Non-GAAP	50,422	1,204	51,626	26,953	3,634	30,587
Other revenues	750	26	776	572	7	579
Total Revenues—Economic Income Basis—Non-GAAP	$126,724	$6,489	$133,213	$166,769	$8,776	$175,545
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated Och-Ziff funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated Och-Ziff funds.

Economic Income Expenses

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$62,235	$7,708	$69,943	$49,726	$4,535	$54,261
Adjustment to compensation and benefits(1)	(20,870)	(2,809)	(23,679)	(18,667)	(1,838)	(20,505)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$41,365	$4,899	$46,264	$31,059	$2,697	$33,756

Interest expense and general, administrative and other expenses—GAAP	$51,570	$638	$52,208	$271,399	$1,656	$273,055
Adjustment to interest expense and general, administrative and other expenses(2)	(9,657)	—	(9,657)	(15,748)	(187)	(15,935)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$41,913	$638	$42,551	$255,651	$1,469	$257,120
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

Other Economic Income Items

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Och-Ziff Funds Segment	Other Operations	Total Company	Och-Ziff Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in Och-Ziff funds and joint ventures—GAAP	$389	$332	$721	$83	$166	$249
Adjustment to net gains on investments in Och-Ziff funds and joint ventures(1)	(389)	(332)	(721)	(83)	(166)	(249)
Net Gains on Joint Ventures—GAAP	$—	$—	$—	$—	$—	$—

Net income (loss) attributable to noncontrolling interests—GAAP	$9,623	$155	$9,778	$(88,021)	$176	$(87,845)
Adjustment to net income (loss) attributable to noncontrolling interests(2)	(9,623)	(155)	(9,778)	88,019	(176)	87,843
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$—	$—	$—	$(2)	$—	$(2)
_______________

(1)	Adjustment to exclude gains and losses on investments in Och-Ziff funds, as management does not consider these items to be reflective of our operating performance.

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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of March 31, 2017 and December 31, 2016, would have resulted in a change of approximately $2.2 billion and $2.6 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of April 1, 2017 (the date management fees are calculated for the second quarter of 2017) would impact management fees charged on that day by approximately $5.0 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2017, would have impacted management fees charged on that day by approximately $5.6 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of March 31, 2017 and 2016, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
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
We estimate that as of March 31, 2017 and 2016, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Partner Agreement between OZ Management LP and James Levin, dated as of February 14, 2017.
10.2	Partner Agreement between OZ Advisors LP and James Levin, dated as of February 14, 2017.
10.3	Partner Agreement between OZ Advisors II LP and James Levin, dated as of February 14, 2017.
10.4	Amended and Restated Agreement of Limited Partnership of OZ Management LP, dated as of March 1, 2017.
10.5	Amended and Restated Agreement of Limited Partnership of OZ Advisors LP, dated as of March 1, 2017.
10.6	Amended and Restated Agreement of Limited Partnership of OZ Advisors II LP, dated as of March 1, 2017.
10.7
Class P Exchange Agreement by and among the Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners, effective as of March 1, 2017.

10.8
Relinquishment Agreement among Och-Ziff Holding Corporation, Och-Ziff Holding LLC, Daniel S. Och, the Family Trust created under Article IV of the Daniel S. Och 2014 Descendants’ Trust Agreement, the Family Trust created under Article III of the Jane C. Och 2011 Descendants’ Trust Agreement and the Family Trust created under Article IV of the Och Children’s Trust 2012 Agreement, effective as of March 1, 2017.

10.9	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of November 10, 2010.
10.10	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of November 10, 2010.
10.11	Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of November 10, 2010.
10.12	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of June 22, 2011.
10.13	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of June 22, 2011.
10.14	Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of June 22, 2011.
10.15	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of December 13, 2011.
10.16	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of December 13, 2011.
10.17	Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of December 13, 2011.
10.18	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of April 15, 2013.
10.19	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of April 15, 2013.
10.20	Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of April 15, 2013.
10.21	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of February 22, 2017.
10.22	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of February 22, 2017.
10.23	Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of February 22, 2017.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2017

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Alesia J. Haas
Alesia J. Haas
Chief Financial Officer and Executive Managing Director