Form 10-Q
period 2017-06-30
Och-Ziff Capital Management Group LLC
filed 2017-08-02
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of July 27, 2017, there were 185,218,971 Class A Shares and 339,339,478 Class B Shares outstanding.

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

executive managing directors
The current limited partners of the Oz Operating Group entities other than our intermediate holding companies, including our founder, Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company funds
The multi-strategy, opportunistic credit, real estate and equity funds, Institutional Credit Strategies products and other alternative investment vehicles for which we provide asset management services

GAAP	U.S. generally accepted accounting principles

Group A Units	Refers collectively to one Class A operating group unit in each of the Oz Operating Partnerships. Group A Units are equity interests held by our executive managing directors

Group B Units	Refers collectively to one Class B operating group unit in each of the Oz Operating Partnerships. Group B Units are equity interests held by our intermediate holding companies

Group D Units
Refers collectively to one Class D operating group unit in each of the Oz Operating Partnerships. Group D Units are non-equity, limited partner profits interests held by our executive managing directors

Group P Units	Refers collectively to one Class P operating group unit in each of the Oz Operating Partnerships. Group P Units are equity interests held by our executive managing directors

Institutional Credit Strategies
Our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs and other customized solutions

intermediate holding companies	Refers collectively to Oz Corp and Oz Holding, both of which are wholly owned subsidiaries of Och-Ziff Capital Management Group LLC

IPO	Our initial public offering of 36.0 million Class A Shares that occurred in November 2007

NYSE	New York Stock Exchange

the Company, the firm, we, us, our	Refers, unless the context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Oz Operating Group

Oz Corp	Och-Ziff Holding Corporation, a Delaware corporation

Oz Holding	Och-Ziff Holding LLC, a Delaware limited liability company

Oz Operating Group	Refers collectively to the Oz Operating Partnerships and their consolidated subsidiaries

Oz Operating Partnerships	Refers collectively to OZ Management LP, OZ Advisors LP and OZ Advisors II LP

Partner Equity Units	Refers collectively to the Group A Units and Group P Units.

Preferred Units
One Class A cumulative preferred unit in each of the Oz Operating Group entities collectively represents one “Preferred Unit.” Certain of our executive managing directors collectively own 100% of the Preferred Units

Registrant	Och-Ziff Capital Management Group LLC, a Delaware limited liability company

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Special Investments	Investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance

Ziffs	Refers collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons

Available Information
We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. We make available free of charge on our website (www.ozm.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website in the “Public Investors – Corporate Governance” section are charters for our Audit Committee; Compensation Committee; Nominating, Corporate Governance and Conflicts Committee and Corporate Responsibility and Compliance Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary.
Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov) or may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
No statements herein, available on our website or in any of the materials we file with the SEC constitute, or should be viewed as constituting, an offer of any fund.
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
We caution that forward-looking statements are subject to numerous assumptions, estimates, risks and uncertainties, including but not limited to the following: global economic, business, market and geopolitical conditions; U.S. and foreign regulatory developments relating to, among other things, financial institutions and markets, government oversight, fiscal and tax policy; the outcome of third-party litigation involving us; the consequences of the Foreign Corrupt Practices Act settlements with the SEC and the U.S. Department of Justice (the “DOJ”); conditions impacting the alternative asset management industry; our ability to retain existing fund investor capital; our ability to successfully compete for fund investors, assets, professional talent and investment opportunities; our ability to retain our active executive managing directors, managing directors and other investment professionals; our successful formulation and execution of our business and growth strategies; our ability to appropriately manage conflicts of interest and tax and other regulatory factors relevant to our business; and assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	June 30, 2017	December 31, 2016

	(dollars in thousands)
Assets
Cash and cash equivalents	$275,865	$329,813
Investments (includes assets measured at fair value of $143,218 and $21,341 as of June 30, 2017 and December 31, 2016, respectively)	159,682	37,980
Income and fees receivable	81,120	176,638
Due from related parties	30,013	20,494
Deferred income tax assets	683,321	695,441
Other assets, net	125,877	169,984
Assets of consolidated funds:
Investments of consolidated funds, at fair value	233,100	37,661
Other assets of consolidated funds	35,404	17,544
Total Assets	$1,624,382	$1,485,555

Liabilities and Shareholders’ (Deficit) Equity
Liabilities
Compensation payable	$47,343	$206,106
Due to related parties	522,434	522,101
Debt obligations	429,202	577,128
Other liabilities (includes liabilities measured at fair value of $0 and $8,204 as of June 30, 2017 and December 31, 2016, respectively)	194,638	174,994
Liabilities of consolidated funds:
Debt obligations of consolidated CLO, at fair value	110,938	—
Other liabilities of consolidated funds	110,205	15,197
Total Liabilities	1,414,760	1,495,526

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interests (Note 3)	444,678	284,121

Shareholders’ (Deficit) Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 185,214,692 and 184,843,255 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 339,339,478 and 297,317,019 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Paid-in capital	3,078,150	3,097,431
Accumulated deficit	(3,560,482)	(3,563,452)
Shareholders’ deficit attributable to Class A Shareholders	(482,332)	(466,021)
Shareholders’ equity attributable to noncontrolling interests	247,276	171,929
Total Shareholders’ (Deficit) Equity	(235,056)	(294,092)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ (Deficit) Equity	$1,624,382	$1,485,555
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(dollars in thousands)
Revenues
Management fees	$80,082	$143,399	$166,337	$300,309
Incentive income	66,115	8,136	117,741	38,723
Other revenues	1,781	585	2,557	1,164
Income of consolidated funds	968	438	1,463	804
Total Revenues	148,946	152,558	288,098	341,000

Expenses
Compensation and benefits	69,679	57,743	139,622	112,004
Interest expense	5,152	5,937	11,432	11,323
General, administrative and other	35,165	272,527	81,093	540,196
Expenses of consolidated funds	460	33	544	299
Total Expenses	110,456	336,240	232,691	663,822

Other Income
Changes in tax receivable agreement liability	—	26	—	171
Net gains on investments in funds and joint ventures	65	250	786	499
Net gains of consolidated funds	385	816	620	1,361
Total Other Income	450	1,092	1,406	2,031

Income (Loss) Before Income Taxes	38,940	(182,590)	56,813	(320,791)
Income taxes	3,244	10,911	15,300	29,450
Consolidated and Comprehensive Net Income (Loss)	35,696	(193,501)	41,513	(350,241)
Less: (Income) loss attributable to noncontrolling interests	(22,142)	115,592	(31,920)	203,437
Less: Income attributable to redeemable noncontrolling interests	(456)	(662)	(806)	(1,123)
Net Income (Loss) Attributable to Och-Ziff Capital Management Group LLC	13,098	(78,571)	8,787	(147,927)
Less: Change in redemption value of Preferred Units	—	—	(2,853)	—
Net Income (Loss) Attributable to Class A Shareholders	$13,098	$(78,571)	$5,934	$(147,927)

Earnings (Loss) per Class A Share
Income (Loss) per Class A Share - basic	$0.07	$(0.43)	$0.03	$(0.81)
Income (Loss) per Class A Share - diluted	$0.07	$(0.44)	$0.03	$(0.81)
Weighted-average Class A Shares outstanding - basic	186,142,576	182,454,677	186,183,971	182,501,762
Weighted-average Class A Shares outstanding - diluted	186,142,576	479,771,696	186,183,971	182,501,762

Dividends Paid per Class A Share	$0.02	$—	$0.03	$—

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2016	184,843,255	297,317,019	$3,097,431	$(3,563,452)	$(466,021)	$171,929	$(294,092)
Capital contributions	—	—	—	—	—	592	592
Capital distributions	—	—	—	—	—	(10,197)	(10,197)
Cash dividends declared on Class A Shares	—	—	—	(5,552)	(5,552)	—	(5,552)
Equity-based compensation, net of taxes	371,437	172,459	16,745	—	16,745	24,187	40,932
Dividend equivalents on Class A restricted share units	—	—	265	(265)	—	—	—
Relinquishment of Group A Units (Note 3)	—	(30,000,000)	—	—	—	—	—
Class B Shares granted to holders of Group P Units (Note 3)	—	71,850,000	—	—	—	—	—
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	(12,219)	—	(12,219)	12,219	—
Dilution of proceeds from tax receivable agreement waiver (Note 3)	—	—	(21,219)	—	(21,219)	21,219	—
Change in redemption value of Preferred Units	—	—	(2,853)	—	(2,853)	(4,593)	(7,446)
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	8,787	8,787	31,920	40,707
As of June 30, 2017	185,214,692	339,339,478	$3,078,150	$(3,560,482)	$(482,332)	$247,276	$(235,056)
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2017	2016

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income (loss)	$41,513	$(350,241)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Amortization of equity-based compensation	41,438	38,013
Depreciation, amortization and net gains and losses on fixed assets	5,456	6,982
Deferred income taxes	12,206	23,440
Net gains on investments in funds and joint ventures	(786)	(499)
Operating cash flows due to changes in:
Income and fees receivable	95,518	78,143
Due from related parties	(9,519)	(11,758)
Other assets, net	(14,447)	6,196
Due to related parties	333	(370)
Compensation payable	(158,639)	(159,362)
Other liabilities	19,515	393,258
Consolidated funds related items:
Net gains of consolidated funds	(620)	(1,361)
Purchases of investments	(189,826)	(142,310)
Proceeds from sale of investments	96,664	138,775
Other assets of consolidated funds	(14,597)	2,764
Other liabilities of consolidated funds	6,420	38
Net Cash (Used in) Provided by Operating Activities	(69,371)	21,708

Cash Flows from Investing Activities
Purchases of fixed assets	(3,292)	(6,244)
Proceeds from sale of fixed assets (Note 7)	57,599	—
Purchases of United States government obligations	(99,468)	(29,915)
Maturities of United States government obligations	—	18,500
Investments in funds	(23,609)	(7,556)
Return of investments in funds	2,647	952
Other, net	—	(17)
Net Cash Used in Investing Activities	(66,123)	(24,280)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Six Months Ended June 30,
	2017	2016

	(dollars in thousands)
Cash Flows from Financing Activities
Issuance and sale of Preferred Units, net of issuance costs	150,054	—
Contributions from noncontrolling and redeemable noncontrolling interests	2,842	441
Distributions to noncontrolling and redeemable noncontrolling interests	(10,197)	(20)
Dividends on Class A Shares	(5,552)	—
Proceeds from debt obligations	17,466	120,000
Proceeds from debt obligations of consolidated CLO	94,882	—
Repayment of debt obligations	(167,319)	(1,818)
Withholding taxes paid on vested RSUs	(630)	(2,053)
Other, net	—	113
Net Cash Provided by Financing Activities	81,546	116,663
Net Change in Cash and Cash Equivalents	(53,948)	114,091
Cash and Cash Equivalents, Beginning of Period	329,813	254,070
Cash and Cash Equivalents, End of Period	$275,865	$368,161

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$10,958	$9,959
Income taxes	$2,180	$7,618
Non-cash transactions:
Assets related to the initial consolidation of CLO	$100,156	$—
Liabilities related to the initial consolidation of CLO	$99,878	$—

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

1. OVERVIEW
Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai, Beijing, Shanghai and Houston. The Company provides asset management services to its investment funds (the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”) and other customized solutions for its clients.
The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of the funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the funds.
The Company currently has two operating segments: the Oz Funds segment and the Company’s real estate business. The Oz Funds segment is currently the Company’s only reportable operating segment under U.S. generally accepted accounting principles (“GAAP”) and provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles. The Company’s real estate business, which provides asset management services to its real estate funds, is included within Other Operations, as it does not meet the threshold of a reportable operating segment under GAAP.
The Company generates substantially all of its revenues in the United States. The liability of the Company’s Class A Shareholders is limited to the extent of their capital contributions.
The Company conducts its operations through OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Oz Operating Partnerships,” and collectively with their consolidated subsidiaries, the “Oz Operating Group”). References to the Company’s “executive managing directors” refer to the current limited partners of the Oz Operating Partnerships other than the Company’s intermediate holding companies, and include the Company’s founder, Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. References to the Company’s “active executive managing directors” refer to executive managing directors who remain active in the Company’s business. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons. References to the Company’s “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation (“Oz Corp”) and Och-Ziff Holding LLC, both of which are wholly owned subsidiaries of the Registrant.
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
JUNE 30, 2017

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
Reclassifications
The Company has reclassified the changes in tax receivable agreement liability from general, administrative and other expenses to other income (loss) in the consolidated statements of comprehensive income (loss). The Company also reclassified its investments in funds, joint ventures and United States government obligations from other assets, net to investments in the Company’s consolidated balance sheets. These reclassifications had no impact on the Company’s financial position or results of operations, and prior period amounts have been reclassified to conform to the current year presentation.
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
None of the other changes to GAAP that went into effect in the six months ended June 30, 2017 has had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605-Revenue Recognition and most industry-specific revenue recognition guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is in the process of implementing the new revenue guidance and is continuing to evaluate the effect the ASU will have on its consolidated financial statements, including, whether the Company: (a) will be required to recognize incentive income earlier than as prescribed under current guidance, (b) should present certain revenue streams on a gross or net basis depending on whether it is identified as principal or agent in a transaction where the standard’s core principle is

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

one of control and not risks and rewards, as is the cash with the current guidance, and (c) whether certain costs associated with business development and deal origination, which are currently recognized as an expense as incurred, should be initially deferred and subsequently recognized as an expense over a specified period. The ASU also introduces new qualitative and quantitative disclosure requirements and requires disaggregation of revenue information beyond that which is currently required, that will significantly impact the information presented in the notes to the Company’s consolidated financial statements. The Company expects to adopt ASU 2014-09 using a modified retrospective application approach in the first quarter of 2018.
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
3. NONCONTROLLING INTERESTS AND OZ OPERATING GROUP OWNERSHIP
Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and primarily relate to the Group A Units held by the Company’s executive managing directors and fund investors’ interests in the consolidated funds. Net income (loss) attributable to the Group A Units is driven by the earnings (losses) of the Oz Operating Group. Net income attributable to fund investors’ interests in consolidated funds is driven by the earnings of those funds.
The following table presents the components of the net income (loss) attributable to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(dollars in thousands)
Group A Units	$22,010	$(115,632)	$31,645	$(203,651)
Consolidated funds	—	—	—	262
Other	132	40	275	(48)
	$22,142	$(115,592)	$31,920	$(203,437)
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	June 30, 2017	December 31, 2016

	(dollars in thousands)
Group A Units	$242,864	$166,521
Other	4,412	5,408
	$247,276	$171,929

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

The Preferred Units and fund investors’ interests in certain consolidated funds are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests:

	Six Months Ended June 30, 2017
	Consolidated Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$21,621	$262,500	$284,121
Change in redemption value of Preferred Units	—	7,446	7,446
Preferred Units issuance, net of issuance costs	—	150,054	150,054
Capital contributions	2,251	—	2,251
Comprehensive income	806	—	806
Ending Balance	$24,678	$420,000	$444,678
Oz Operating Group Ownership
The Company’s equity interest in the Oz Operating Group increased to 40.9% as of June 30, 2017, from 38.3% as of December 31, 2016, (excluding Group P Units, as they are not yet participating in the economics of the Oz Operating Group). Changes in the Company’s interest in the Oz Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan related to the settlement of RSUs; (iii) the forfeiture of Group A Units and Group P Units by a departing executive managing director; and (iv) the repurchase of Class A Shares and Group A Units. The Company’s interest in the Oz Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs. These increases will be offset upon any conversion by an executive managing director of Group D Units, which are not considered equity for GAAP purposes, into Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director. Additionally, the Company’s interest in the Oz Operating Group will decline when Group P Units begin to participate as described below.
Group P Units, 2017 Incentive Program and Limited Partnership Agreements Amendments
On February 13, 2017, the Company’s board of directors approved the Och-Ziff Capital Management Group LLC 2017 Incentive Program (the “2017 Incentive Program”). Under the terms of the 2017 Incentive Program, the Company granted Group P Units (an “Incentive Award”) to certain executive managing directors. One Class P common unit in each Oz Operating Partnership, collectively, is referred to as a “Group P Unit.”
The Company granted 71.9 million Group P Units in March 2017, at the average fair value of $1.25 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 35.7%, dividend rate of 10.0%, and risk-free discount rate of 2.2%. The requisite service period for these Incentive Awards was estimated to be 3.9 years at the time of the grant. Total unrecognized stock-based compensation expense related to unvested awards was $89.5 million. There were 71.9 million Group P Units outstanding as of June 30, 2017.
A grant of Group P Units will conditionally vest upon the applicable executive managing directors satisfying a service condition (the “Service Condition”) and certain market performance-based targets, expressed as percentages (the “Performance Condition”) being satisfied, as follows: 20% of Units vest upon a Performance Condition of 25% being achieved (i.e., total shareholder return from the contractually determined reference price of $3.21); an additional 40% (for a total of 60%) of Units vest upon a Performance Condition of 50% being achieved; an additional 20% (for a total of 80%) of Units vest upon a Performance Condition of 75% being achieved; and an additional 20% (for a total of 100%) of the Units vest upon a

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

Performance Condition of 125% being achieved. Achievement of the applicable Performance Conditions earlier than estimated can materially affect the amount of equity-based compensation expense recognized by the Company in any given period.
Executive managing directors will be entitled to receive distributions on their Group P Units only after satisfaction of the Service Condition and the Performance Condition, from which time the executive managing director will be entitled to receive the same distributions per Unit on each Group P Unit as holders of Group A Units and Group D Units.
If a holder of an Incentive Award has not satisfied both the Service Condition and the applicable Performance Condition has not been met with respect to the units comprising such Incentive Award by the sixth anniversary of the respective grant date, such units will be forfeited and canceled immediately.
Upon satisfaction of the Service Condition and the Performance Condition, Group P Units may be exchanged at the executive managing director’s discretion for Class A Shares (or the cash value thereof, as determined by the Board) provided that sufficient Appreciation (as defined in the Limited Partnership Agreements) has occurred for each Group P Unit to have become economically equivalent to a Group A Unit. Upon the exchange of a Group P Unit for a Class A Share (or the cash equivalent), the exchanging executive managing director will have a right to potential future payments owed to him or her under the tax receivable agreement.
Effective March 1, 2017, the Board of Directors approved amendments to the Limited Partnership Agreements of the Oz Operating Partnerships that, in addition to the events discussed above, adjust the measurement thresholds used in determining whether sufficient Appreciation has taken place for Group D Units issued prior to March 1, 2017, to have become economically equivalent to Group A Units. This amendment makes it more likely that outstanding Group D Units will convert to Group A Units.
On May 9, 2017, upon approval by the Company’s shareholders of the amendment to the 2013 Incentive Plan, each holder of Group P Units received a number of Class B Shares equal to the number of Group P Units held. One Class B Share will be canceled for each Class A Share issued upon the exchange of a Group P Unit.
Relinquishment of Group A Units
Oz Corp and Oz Holding, as the general partners of the Oz Operating Partnerships, entered into a Relinquishment Agreement with Daniel S. Och and certain family trusts over which Mr. Och has investment control (the “Och Trusts”) effective as of March 1, 2017 (the “Relinquishment Agreement”). Pursuant to the Relinquishment Agreement, Mr. Och and the Och Trusts agreed to cancel, in the aggregate, 30.0 million of their vested Group A Units. The Relinquishment Agreement provides that if any of the Group D Units granted to James S. Levin on March 1, 2017 are forfeited, such forfeited units (up to an aggregate amount of 30.0 million) shall be reallocated to Mr. Och and the Och Trusts pursuant to the terms of the Limited Partnership Agreements. The Company accounted for the transaction as a repurchase of Group A Units for no consideration. A corresponding number of Class B Shares were also canceled.
Dilution of Proceeds from Tax Receivable Agreement Waiver
In September 2016, the Company amended the tax receivable agreement to provide that no amounts will be due or payable under the tax receivable agreement by Oz Corp, one of the Company’s wholly owned intermediate holding companies, with respect to the 2015 and 2016 taxable years. During the first quarter of 2017, Oz Corp contributed to the Oz Operating Group the cash previously set aside for such payments, which resulted in a reallocation of such contribution between the Company’s paid-in capital and the paid-in capital of the Group A Units (including within noncontrolling interests).

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
United States government obligations, at fair value(1)	$99,495	$—
CLOs, at fair value	43,723	21,341
Other funds and joint ventures, equity method	16,464	16,639
Total Investments	$159,682	$37,980
_______________
(1) Held by the Oz Operating Group and matures December 21, 2017.
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

•
Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. The types of assets and liabilities that would generally be included in this category include real estate investments, equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, certain OTC derivatives, residential and commercial mortgage-backed securities, asset-backed securities, collateralized debt obligations, investments in affiliated credit funds as well as debt obligations of the consolidated CLO.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments including assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2017:

	As of June 30, 2017
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
United States government obligations	$119,756	$—	$—	$119,756

Included within investments:
United States government obligations	$99,495	$—	$—	$99,495
CLOs(1)	$—	$—	$43,723	$43,723

Investments of consolidated funds:
Bank debt	$—	$186,477	$39,338	$225,815
Corporate bonds	—	7,285	—	7,285
	$—	$193,762	$39,338	$233,100

Liabilities, at Fair Value
Liabilities of consolidated funds:
Senior debt obligations of consolidated CLO	$—	$83,381	$—	$83,381
Preferred shares of consolidated CLO	—	27,557	—	27,557
Debt Obligations of Consolidated CLO, at Fair Value	$—	$110,938	$—	$110,938
_______________
(1) As of June 30, 2017, investments in CLOs had contractual principal amounts of $43.3 million outstanding.
The Company elected to measure its investments in CLOs at fair value through consolidated net income (loss) in order to simplify its accounting for these instruments. Changes in fair value of these investments are included within net gains on investments in funds and joint ventures in the consolidated statements of comprehensive income (loss). The Company accrues interest income on its investments in CLOs using the effective interest method.
As further discussed in Note 6, the Company consolidated a CLO warehouse vehicle beginning in the second quarter of 2017. The Company elected to measure the debt obligations of the consolidated CLO at fair value through consolidated net income (loss) in order to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLO. Changes in fair value of these assets and liabilities are included within net gains (losses) of consolidated funds in the consolidated statements of comprehensive income (loss). The Company accrues interest income and interest expense of the consolidated CLO using the effective interest method.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

The following table summarizes assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2016:

	As of December 31, 2016
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
United States government obligations	$139,974	$—	$—	$139,974

Included within investments:
CLOs(1)	$—	$—	$21,341	$21,341

Investments of consolidated funds:
Bank debt	$—	$19,534	$18,127	$37,661

Liabilities, at Fair Value
Included within other liabilities:
Obligation to deliver loans subject to forward sale agreement included within other liabilities	$—	$8,204	$—	$8,204
_______________
(1) As of December 31, 2016, investment in CLO had contractual principal amounts of $21.3 million outstanding.
Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Gains and losses, excluding those of the consolidated funds are recorded within net gains on investments in funds and joint ventures in the consolidated statements of comprehensive income (loss), and gains and losses of the consolidated funds are recorded within net gains (losses) of consolidated funds. Amounts related to the deconsolidation of the Company’s funds upon the adoption of ASU 2015-02 on January 1, 2016 are included within investment sales.
The following tables summarize the changes in the Company’s Level III assets and liabilities for the three months ended June 30, 2017:

	March 31, 2017	Transfers In	Transfers Out	Investment Purchases / Issuances (1)	Investment Sales / Settlements	Gains / Losses	June 30, 2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$22,048	$—	$—	$20,200	$—	$1,475	$43,723

Investments of consolidated funds:
Bank debt	$16,663	$5,207	$(13,255)	$37,771	$(8,122)	$1,074	$39,338
_______________
(1) Amounts related to the initial consolidation of the Company’s CLO are included within issuances.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

The following tables summarize the changes in the Company’s Level III assets for the three months ended June 30, 2016:

	March 31, 2016	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	June 30, 2016

	(dollars in thousands)
Assets, at Fair Value
Investments of consolidated funds:
Bank debt	$3,981	$489	$—	$27,612	$(23,408)	$194	$8,868
The following tables summarize the changes in the Company’s Level III assets and liabilities for the six months ended June 30, 2017:

	December 31, 2016	Transfers In	Transfers Out	Investment Purchases / Issuances (1)	Investment Sales / Settlements	Gains / Losses	June 30, 2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$21,341	$—	$—	$20,200	$—	$2,182	$43,723

Investments of consolidated funds:
Bank debt	$18,127	$4,323	$(16,478)	$65,268	$(33,242)	$1,340	$39,338
_______________
(1) Amounts related to the initial consolidation of the Company’s CLO are included within issuances.
The following table summarizes the changes in the Company’s Level III assets for the six months ended June 30, 2016:

	December 31, 2015	Transfers In	Transfers Out	Investment Purchases / Issuances	Investment Sales / Settlements	Gains / Losses	June 30, 2016

	(dollars in thousands)
Assets, at Fair Value
Investments of consolidated funds:
Bank debt	$1,998,423	$460	$—	$47,227	$(2,037,742)	$500	$8,868
Real estate investments	719,957	—	—	—	(719,957)	—	—
Residential mortgage-backed securities	323,571	—	—	—	(323,571)	—	—
Collateralized debt obligations	83,759	—	—	—	(83,759)	—	—
Energy and natural resources limited partnerships	70,604	—	—	—	(70,604)	—	—
Commercial real estate debt	18,295	—	—	—	(18,295)	—	—
Corporate bonds	—	—	—	—	—	—	—
Asset-backed securities	23,739	—	—	—	(23,739)	—	—
Commercial mortgage-backed securities	13,803	—	—	—	(13,803)	—	—
Other investments (including derivatives, net)	1,938	—	—	—	(1,938)	—	—
	$3,254,089	$460	$—	$47,227	$(3,293,408)	$500	$8,868
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
JUNE 30, 2017

broker quotes or independent pricing services. There were no transfers between Levels I and II during the periods presented above.
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities held as of the reporting date. These gains and losses are included within net gains of consolidated funds in the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$1,475	$—	$2,182	$—

Investments of consolidated funds:
Bank debt	$272	$69	$385	$100
Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III
Investments in CLOs and bank debt are valued using independent pricing services and thus there are no unobservable valuation inputs used in determining their fair value to disclose. For valuation methodologies of investments that were deconsolidated on January 1, 2016, please refer to the Company’s Annual Report.
Senior debt obligations and preferred shares of the consolidated CLO are based on the fair value of the financial assets of the consolidated CLO, less the fair value of any beneficial interests held by the Company, as the Company believes the fair value of the financial assets are more observable. The Company measures the fair value of beneficial interests that it holds using independent pricing services.
Valuation Process for Fair Value Measurements Categorized within Level III
The Company has established a Valuation Committee to provide oversight of the monthly valuation results of the investments held by the Company and the funds. The Valuation Committee has assigned the responsibility of performing price verification and related quality controls in accordance with the Valuation Policy to the Valuation Controls Group. The Valuation Controls Group performs price verification procedures on all of the investments which include, but are not limited to the following: reviewing independent pricing provided by third-party valuation vendors, reviewing and collecting broker quotes and reviewing valuation models. The Valuation Controls Group performs additional quality controls to support valuation techniques including but not limited to: back testing, stale pricing reviews, and vendor due diligence. When pricing or verification sources cannot be obtained from external sources or if external prices are deemed unreliable, additional procedures are performed by the Valuation Controls Group, which may include comparing unobservable inputs to observable inputs for similar positions, reviewing subsequent market activities, performing comparisons of actual versus projected performance indicators, and reviewing the valuation methodology and key inputs. Independent third party valuation firms may be used to corroborate internal valuations.
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations, approximated their fair values as of June 30, 2017. The Senior Notes are categorized as Level II and the CLO Investments Loans (both as defined in Note 9) are categorized as Level III within the fair value hierarchy. The fair value of the Senior Notes and the CLO Investments Loans were determined using independent pricing services.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

Assets Measured at Fair Value on a Non-Recurring Basis
As of June 30, 2017, the Company measured its loans held for sale at fair value. See Note 7 for the carrying values of these assets. These non-recurring fair value measurements are categorized as follows: $34.3 million as Level II and $3.0 million as Level III. The fair value for the loans held for sale was determined using independent pricing services.
As of December 31, 2016, the Company measured its aircraft held for sale at fair value, less cost to sell, and loans held for sale at fair value. See Note 7 for the carrying values of these assets. These non-recurring fair value measurements are categorized as Level III for the aircraft and Level II for the loans held for sale. The fair value for the aircraft was determined using recent market sales for comparable aircraft and bids received, and the Company assesses whether recent bids are supportive of transactions seen in recent sales for similar aircraft. The fair value for the loans held for sale was determined using independent pricing services.
5. TRANSFERS OF FINANCIAL ASSETS
Investments in CLOs and Related Transactions
In the second quarter of 2017 and the fourth quarter of 2016, the Company purchased $20.2 million and $21.5 million, respectively, of notes issued by CLOs it manages. These investments, which are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issues by each CLO) were required under the recently enacted risk retention rules in the U.S. and Europe. These investments represent retained interests to the Company under GAAP. The retained interests are reported within investments on the Company’s consolidated balance sheet (see Note 4).
The Company uses independent pricing services to value its investments in the CLOs, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investment. As of June 30, 2017, the Company had not yet received payments on its investments in the CLOs nor any management fees from those CLOs and does not expect to receive any payments until July 2017, in accordance with the underlying contractual agreements.
Related to the CLOs described above, in the second quarter of 2017, the Company purchased $25.6 million of loans in the open market and sold the loans at cost to a CLO managed by the Company. In the fourth quarter of 2016, the Company purchased $27.4 million of Euro-denominated loans in the open market and contemporaneously entered into a forward sale agreement to sell the loans at cost to a European CLO managed by the Company, which it sold at cost during the first quarter of 2017. The loans that were sold were accounted for as transfers of financial assets and met the criteria for derecognition under GAAP. As of June 30, 2017, the Company had $37.4 million of additional loans held for sale that it expects to sell at cost to a CLO managed by the Company.
6. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of funds that are considered VIEs. See Note 2 of the Company’s Annual Report for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company.
In the second quarter of 2017, the Company consolidated one of the CLOs it manages as a result of increasing its investment in the vehicle, which provided the Company with a controlling financial interest in the VIE. As of June 30, 2017, the CLO was in warehouse, and had not yet issued notes to potential investors.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

The table below presents the assets and liabilities of VIEs consolidated by the Company:

	June 30, 2017	December 31, 2016

	(dollars in thousands)
Assets
Assets of consolidated funds:
Investments of consolidated funds, at fair value	$233,100	$37,661
Other assets of consolidated funds	35,404	17,544
Total Assets	$268,504	$55,205

Liabilities
Liabilities of consolidated funds:
Debt obligations of consolidated CLO	110,938	—
Other liabilities of consolidated funds	110,205	15,197
Total Liabilities	$221,143	$15,197
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
The table below presents the net assets of VIEs in which the Company has variable interests:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$4,741,268	$4,069,617

Maximum risk of loss as a result of the Company's involvement with VIEs:
Unearned revenues	107,475	96,409
Income and fees receivable	6,914	13,074
Investments in funds	56,086	35,868
Maximum Exposure to Loss	$170,475	$145,351

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

7. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2017	December 31, 2016

	(dollars in thousands)
Fixed Assets:
Corporate aircraft held for sale	$—	$56,251
Leasehold improvements	53,419	54,414
Computer hardware and software	41,879	40,093
Furniture, fixtures and equipment	8,565	8,919
Accumulated depreciation and amortization	(53,820)	(49,890)
Fixed assets, net	50,043	109,787
Loans held for sale	37,360	8,204
Goodwill	22,691	22,691
Prepaid expenses	12,278	12,753
Trades receivable for loans subject to forward sale agreement	—	10,391
Other	3,505	6,158
Total Other Assets, Net	$125,877	$169,984
During the six months ended June 30, 2017, the Company sold its corporate aircraft for $57.6 million. As a result, the Company recognized a net gain on sale of $1.3 million in the period. The gain is included within other revenues in the consolidated statements of comprehensive income (loss).
8. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2017	December 31, 2016

	(dollars in thousands)
Unearned incentive income	$107,475	$96,079
Loan trades payable	37,472	10,391
Accrued expenses	25,275	30,728
Deferred rent credit	9,422	15,046
Interest payable	2,244	2,654
Obligation to deliver loans subject to forward sale agreement, at fair value	—	8,204
Other	12,750	11,892
Total Other Liabilities	$194,638	$174,994
9. DEBT OBLIGATIONS
As of June 30, 2017, the Company’s outstanding indebtedness (excluding debt obligations of the consolidated funds) was primarily comprised of senior notes (the “Senior Notes”) and two secured loans to finance the purchase of the Company’s investments in CLOs (“CLO Investments Loans”).

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

Senior Notes
On November 20, 2014, the Company issued $400.0 million of Senior Notes due November 20, 2019, unless earlier redeemed or repurchased. The Senior Notes were issued at a price of 99.417% of the aggregate principal amount and bear interest at a rate per annum of 4.50% payable semiannually in arrears. The Senior Notes are unsecured and unsubordinated obligations issued by a subsidiary of the Company, Och-Ziff Finance Co. LLC (“Och-Ziff Finance”), and are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Senior Notes Guarantors”).
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
Revolving Credit Facility
On November 20, 2014, the Company entered into a $150.0 million, 5-year unsecured Revolving Credit Facility, which was subsequently amended on December 29, 2015 and on June 13, 2017, the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The facility matures on November 20, 2019. The borrower under the Revolving Credit Facility is OZ Management LP and the facility is guaranteed by OZ Advisors LP, OZ Advisors II LP and Och-Ziff Finance. The Company is able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied.
The Company is subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus 0% to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management LP’s credit rating throughout the term of the facility. As of June 30, 2017, the current rates for borrowings would be LIBOR plus 2.00%, and the undrawn commitment fee was 0.25%.
In March 2017, the Company repaid its outstanding obligation under the Revolving Credit Facility in full, and as a result has $150.0 million available under the facility as of June 30, 2017.
The Revolving Credit Facility includes two financial maintenance covenants. The first covenant prohibits total fee-paying assets under management as of the last day of any fiscal quarter to be less than $22.0 billion for two successive quarters. The second covenant prohibits the economic income leverage ratio (as defined in the Revolving Credit Facility) from exceeding: (i) 4.00 to 1.00 for each fiscal quarter ending on or prior to December 31, 2017; (ii) 3.50 to 1.00 for each fiscal quarter ending on or after March 31, 2018 but on or prior to December 31, 2018; and (iii) 3.00 to 1.00 for each fiscal quarter ending on or after March 31, 2019. As of June 30, 2017, the Company was in compliance with the financial maintenance covenants.
The Revolving Credit Facility allows a limited right to cure an event of default resulting from noncompliance with the economic income leverage ratio test with an equity contribution made to the borrower, OZ Management LP. Such cure right may not be used more than two times in any four-quarter period or more than three times during the term of the facility.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

The Revolving Credit Facility includes provisions that restrict or limit, among other things, the ability of the Oz Operating Group from:

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
The Revolving Credit Facility permits the Oz Operating Group to incur, among other things, up to $150.0 million of indebtedness, up to an additional $400.0 million of indebtedness for financing of investments in CLOs in order to comply with risk retention regulatory requirements, and additional indebtedness so long as, after giving effect to the incurrence of such indebtedness, it is in compliance with an economic income leverage ratio as described above and no default or event of default has occurred and is continuing. The facility also permits the Oz Operating Group to create liens to, among other things, secure indebtedness related to financing of CLO risk retention investments, as described above, as well as other indebtedness and obligations of up to $50.0 million.
Aircraft Loan
In February 2014, the Company entered into the Aircraft Loan to finance installment payments towards the purchase of a corporate aircraft. In March 2017, the Company sold the aircraft and repaid the outstanding principal balance in the amount of $46.4 million.
CLO Investments Loans
From time-to-time, the Company enters into loans to finance portions of its investments in CLOs (collectively “the CLO Investments Loans”). These loans are collateralized by the investments in CLOs held by the Company. In general, the Company will make interest and principal payments on the loans at such time interest payments are received on its investments in the CLOs, and will make principal payments on the loans to the extent principal payments are received on its investments in the CLOs.
In June 2017, the Company entered into a $17.5 million loan that bears interest at a rate of LIBOR plus 1.48%, and for which any remaining unpaid principal balance is due in May 2030. In November 2016, the Company entered into a €15.2 million loan that bears interest at a rate of EURIBOR plus 2.23%, and for which any remaining unpaid principal balance is due in December 2023. The loans are subject to customary events of default and covenants and includes terms that require the Company’s continued involvement with the CLOs. As of June 30, 2017, $34.8 million of principal was outstanding under the CLO Investments Loans.
Debt Obligations of Consolidated CLO
In the second quarter of 2017, the Company consolidated a CLO in warehouse that it manages. As a result, the debt obligations of the CLO are included in the Company’s consolidated balance sheet. The debt obligations will be repaid upon the launch of the CLO (i.e., end of the warehouse period). Debt obligations of the consolidated CLO are collateralized by the assets held by the CLO, which generally consist of corporate loans, corporate bonds and other securities. As of June 30, 2017, the fair value of the CLO assets was $209.7 million.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

The table below presents information related to debt obligations of the consolidated CLO. The preferred shares have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior debt obligations. The debt obligations of consolidated CLO are carried at fair value in the Company’s consolidated balance sheets.

	As of June 30, 2017
	Borrowings Outstanding	Fair Value	Interest Rate

	(dollars in thousands)
Senior debt obligations of consolidated CLO	$83,381	$83,381	1.10%
Preferred shares of consolidated CLO	24,997	27,557	n/a
	$108,378	$110,938
10. PREFERRED UNITS
Pursuant to a securities purchase agreement, dated September 29, 2016 (the “Purchase Agreement”), certain of the Company’s executive managing directors, including Daniel S. Och (the “EMD Purchasers”), agreed to purchase up to a total of 400,000 Preferred Units for an aggregate amount of up to $400.0 million. On October 5, 2016, the Company completed a $250.0 million issuance and sale of 250,000 Preferred Units. On January 23, 2017, the Company completed an additional $150.0 million issuance and sale of 150,000 Preferred Units. As of June 30, 2017, 400,000 Preferred Units remained issued and outstanding.
Distributions on the Preferred Units are payable on the liquidation preference amount and on a cumulative basis at an initial distribution rate of 0% per annum until February 19, 2020 (the “Step-up Date”), after which the distribution rate will increase in stages thereafter to a maximum of 10% per annum on and after the eighth anniversary of the Step-up Date. Subject to certain exceptions, unless distributions on the Preferred Units are declared and paid in cash for the then current distribution period and all preceding periods after the initial closing, the Oz Operating Partnerships may not declare or pay distributions on or repurchase any of their equity securities that rank equal with or junior to the Preferred Units.
Following the occurrence of a change of control event, the Oz Operating Partnerships will redeem the Preferred Units at a redemption price equal to the liquidation preference plus all accumulated but unpaid distributions (collectively, the “liquidation value”). For so long as the Oz Operating Partnerships do not redeem all of the outstanding Preferred Units, the distribution rate will increase by 7% per annum, beginning on the 31st day following such change in control. The Oz Operating Partnerships will not be required to effect such redemption until the earlier of (i) 91 days after the maturity date of the Revolving Credit Facility and (ii) the payment in full of all loans and other obligations and the termination of all commitments thereunder.
The Oz Operating Partnerships may, at their option, redeem the Preferred Units at a price equal to: (i) 105% of the liquidation value until the day immediately prior to the Step-up Date; (ii) 103% of the liquidation value thereafter until the day immediately prior to the first anniversary of the Step-up Date; (iii) 101% of the liquidation value thereafter until the day immediately prior to the second anniversary of the Step-up Date; and (iv) thereafter at a price equal to the liquidation value. In addition, from and after March 31, 2020, if the amounts that were distributed to partners of the Oz Operating Partnerships in respect of their equity interests in the Oz Operating Partnerships (other than amounts distributed in respect of tax distributions or certain other distributions) or utilized for repurchase of units by such entities (or which were available but not used for such purposes) for the immediately preceding fiscal year were in excess of $100 million in the aggregate, then an amount equal to 20% of such excess shall be utilized to redeem Preferred Units on a pro rata basis for an amount equal to the liquidation value.
Furthermore, if the average closing price of the Company’s Class A Shares exceeds $15.00 per share for the previous 20 trading days, the Oz Operating Partnerships have agreed to use their reasonable best efforts to redeem all of the outstanding Preferred Units as promptly as practicable. If such event occurs prior to February 19, 2020, the Company has agreed to use its reasonable best efforts to obtain consents from its lenders in order to redeem the Preferred Units as promptly as practicable.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

Although the Preferred Units do not have voting rights, the consent of the holders’ committee, which initially consists of Daniel S. Och as sole member, is required to effect (i) any amendment to or waiver of the terms of the Preferred Units or (ii) any amendment to the limited partnership agreements of the Oz Operating Partnerships that would have an adverse effect on any holder of the Preferred Units. Under the terms of the Preferred Units, the Oz Operating Partnerships are prohibited from issuing any equity securities (or any debt or other securities convertible into equity securities of such entity) that rank equally with, or senior to, the Preferred Units, without the prior written consent of the holders’ committee.
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
The Registrant and each of the Oz Operating Partnerships are partnerships for U.S. federal income tax purposes. Due to the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level tax rates in the United States and in foreign jurisdictions.
The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 8.3% and -6.0% for the three months ended June 30, 2017 and 2016, respectively, and 26.9% and -9.2% for the six months ended June 30, 2017 and 2016, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the Company’s consolidated net income is not subject to federal, state and local corporate income taxes in the United States, as these amounts are allocated to the executive managing directors on their Group A Units or to fund investors in the Company’s consolidated funds (each of which is included within noncontrolling interests); (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; and (iv) the valuation allowance on the Company’s foreign tax credits increased during the period.
In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets.
As of June 30, 2017 and December 31, 2016, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the three and six months ended June 30, 2017, the Company did not accrue interest or penalties related to uncertain tax positions. As of June 30, 2017, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.6 million as of June 30, 2017.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

12. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Professional services	$8,608	$19,820	$21,756	$43,195
Occupancy and equipment	7,574	9,163	18,477	18,491
Information processing and communications	7,182	8,325	14,211	18,674
Recurring placement and related service fees	5,217	10,023	10,661	22,554
Business development	2,213	3,789	4,970	8,458
Insurance	1,924	4,027	3,884	8,031
Other expenses	2,447	3,095	7,134	6,508
	35,165	58,242	81,093	125,911
Settlements expense	—	214,285	—	414,285
Total General, Administrative and Other	$35,165	$272,527	$81,093	$540,196
13. EARNINGS (LOSS) PER CLASS A SHARE
Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended June 30, 2017 and 2016 the Company included 978,294 and 1,062,801 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share. For the six months ended June 30, 2017 and 2016 the Company included 1,150,924 and 1,213,680 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share.
The Company did not include the Group P Units in the calculations of dilutive earnings (loss) per Class A Share, as the applicable Performance Condition has not yet been met as of June 30, 2017 (see Note 3).
The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

Three Months Ended June 30, 2017	Net Income Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$13,098	186,142,576	$0.07
Effect of dilutive securities:
Group A Units	—	—		267,489,478
RSUs	—	—		22,901,428
Diluted	$13,098	186,142,576	$0.07

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

Three Months Ended June 30, 2016	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(78,571)	182,454,677	$(0.43)
Effect of dilutive securities:
Group A Units	(130,904)	297,317,019		—
RSUs	—	—		14,676,979
Diluted	$(209,475)	479,771,696	$(0.44)

Six Months Ended June 30, 2017	Net Income Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$5,934	186,183,971	$0.03
Effect of dilutive securities:
Group A Units	—	—		277,193,212
RSUs	—	—		21,324,651
Diluted	$5,934	186,183,971	$0.03

Six Months Ended June 30, 2016	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(147,927)	182,501,762	$(0.81)
Effect of dilutive securities:
Group A Units	—	—		297,317,172
RSUs	—	—		13,901,270
Diluted	$(147,927)	182,501,762	$(0.81)
14. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors and the Ziffs under the tax receivable agreement, as discussed further in Note 15.
Management Fees and Incentive Income Earned from the Funds
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

Management Fees and Incentive Income Earned from Related Parties and Waived Fees
As of June 30, 2017 and 2016, respectively, approximately $2.6 billion, of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of June 30, 2017 and 2016, approximately 67% and 50%, respectively, of these affiliated assets under management were not charged management fees and were not subject to an incentive income calculation.
The following table presents management fees and incentive income charged on investments held by related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$2,643	$4,492	$5,334	$9,259
Incentive income	$457	$1,080	$2,335	$2,000

Corporate Aircraft
The Company’s corporate aircraft were sold in the first half of 2017. Until that time they were used primarily for business purposes. From time to time, certain executive managing directors used the aircraft for personal use. For the three months ended June 30, 2017 and 2016, the Company charged $69 thousand and $274 thousand, respectively, for personal use of the aircraft by certain executive managing directors. For the six months ended June 30, 2017 and 2016 the Company charged $360 thousand and $595 thousand, respectively, for personal use of the aircraft by certain executive managing directors.
Debt Obligations of Consolidated CLO
As of June 30, 2017, $4.2 million of the debt obligations of the consolidated CLO is held by certain funds managed by the Company.
15. COMMITMENTS AND CONTINGENCIES
Tax Receivable Agreement
The purchase of Group A Units from the executive managing directors and the Ziffs with the proceeds from the 2007 Offerings, and subsequent taxable exchanges by them of Partner Equity Units for Class A Shares on a one-for-one basis (or, at the Company’s option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the tangible and intangible assets of the Oz Operating Group that would not otherwise have been available. As a result, the Company expects that its future tax liability will be reduced. Pursuant to the tax receivable agreement entered into among the Company, the executive managing directors and the Ziffs, the Company has agreed to pay to the executive managing directors and the Ziffs 85% of the amount of tax savings, if any, actually realized by the Company.
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
In connection with the departure of certain former executive managing directors since the IPO, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Oz Operating Group. As a result, the Company expects to pay to the remaining executive managing directors and the Ziffs approximately 78%

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

(from 85% at the time of the IPO) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that the Company actually realizes as a result of the increases in tax basis.
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Oz Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of June 30, 2017, the estimated future payment under the tax receivable agreement was $520.8 million, which is recorded in due to related parties on the consolidated balance sheets.
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
On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserted claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014. Daniel Och, Joel Frank and Michael Cohen were also named as defendants. On March 16, 2015, all defendants moved to dismiss the amended complaint. On February 17, 2016, the court entered an order granting in part the motion to dismiss filed by the Company and Messrs. Och and Frank and dismissing Mr. Cohen from the action. On March 23, 2016, the Company and Messrs. Och and Frank filed their answer to the amended complaint. On November 18, 2016, plaintiffs filed a second amended complaint asserting claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from November 18, 2011 to April 11, 2016. The second amended complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters that were under investigation by the SEC and the DOJ, and names the Company and Messrs. Och, Frank and Cohen as defendants. On November 23, 2016, Mr. Cohen objected to being named as a defendant in the second amended complaint on procedural grounds. On December 21, 2016, the court directed the plaintiffs to file a motion for permission to renew their claims against Mr. Cohen. Plaintiffs filed their motion on January 7, 2017, and Mr. Cohen filed his opposition on January 21, 2017. On January 11, 2017, the Company and Messrs. Och and Frank filed motions to dismiss those portions of the second amended complaint that seek to revive dismissed claims or assert new claims against them. On March 24, 2017, plaintiffs filed their opposition to the motion to dismiss. On May 5, 2017, the Company and Messrs. Och and Frank filed their reply brief in further support of the motion to dismiss.
The Company believes the pending case is without merit and intends to defend it vigorously. The Company is unable to reasonably estimate the amount of loss or range of loss possible for this case.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

Unearned Incentive Income
The Company receives incentive income distributions from certain real estate funds that are subject to clawback in the event of future losses in the respective fund. The Company recognizes this incentive income when it is no longer subject to clawback. These clawback contingencies will be resolved as remaining investments in the respective funds are realized, the timing of which is uncertain. The following table presents the activity in the Company’s unearned incentive income liability:

Unearned Incentive Income
(dollars in thousands)
Balance as of December 31, 2016	$96,079
Incentive income collected but subject to clawback	13,893
Incentive income recognized	(2,497)
Balance as of June 30, 2017	$107,475
Investment Commitments
From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds, including the Company if it is an investor in the relevant fund.
The Company has unfunded capital commitments of $27.2 million to certain funds it manages. It expects to fund these commitments over the next five years. In addition, certain of the Company’s executive managing directors, collectively, have capital commitments to funds managed by the Company of up to $39.9 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
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
16. SEGMENT INFORMATION
The Company’s operating segments are the Oz Funds segment and the Company’s real estate business. The Oz Funds segment, which provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles, is currently the Company’s only reportable operating segment under GAAP. The Company’s real estate business, which provides asset management services to its real estate funds, is included in the Other Operations, as it does not meet the threshold of a reportable operating segment under GAAP.
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
JUNE 30, 2017

Economic Income is a measure of pre-tax operating performance that excludes the following from the Company’s results on a GAAP basis:

•
Income allocations to the Company’s executive managing directors on their direct interests in the Oz Operating Group. Management reviews operating performance at the Oz Operating Group level, where the Company’s operations are performed, prior to making any income allocations.

•
Equity-based compensation expenses, depreciation and amortization expenses, and gains and losses on fixed assets, as management does not consider these items to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

•	Changes in the tax receivable agreement liability and gains and losses on investments in funds, as management does not consider these to be reflective of operating performance.

•
Amounts related to the consolidated funds, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total assets under management and fund performance.

In addition, expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Further, deferred cash compensation is expensed in full in the year granted for Economic Income, rather than over the service period for GAAP.
Finally, management reviews Economic Income revenues by presenting management fees net of recurring placement and related service fees, rather than considering these fees an expense, and by excluding the impact of eliminations related to the consolidated funds.
Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment. Substantially all interest income and all interest expense related to outstanding indebtedness is allocated to the Oz Funds segment. The Company’s investigation-related settlements were all allocated to the Oz Funds segment.
Oz Funds Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(dollars in thousands)
Oz Funds Segment:
Economic Income Revenues	$134,885	$135,672	$261,609	$302,441
Economic Income	$64,677	$(162,586)	$108,123	$(282,525)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2017

Reconciliation of Oz Funds Segment Revenues to Consolidated Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(dollars in thousands)
Total consolidated revenues	$148,946	$152,558	$288,098	$341,000
Adjustment to management fees(1)	(5,217)	(10,023)	(10,661)	(22,554)
Adjustment to other revenues(2)	(1,258)	—	(1,258)	—
Other Operations revenues	(6,618)	(6,425)	(13,107)	(15,201)
Income of consolidated funds	(968)	(438)	(1,463)	(804)
Economic Income Revenues - Oz Funds Segment	$134,885	$135,672	$261,609	$302,441
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude realized gains on sale of fixed assets.
Reconciliation of Oz Funds Segment Economic Income to Net Income (Loss) Attributable to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$13,098	$(78,571)	$5,934	$(147,927)
Change in redemption value of Preferred Units	—	—	2,853	—
Net Income (Loss) Attributable to Och-Ziff Capital Management Group LLC—GAAP	$13,098	$(78,571)	$8,787	$(147,927)
Net income (loss) attributable to Group A Units	22,010	(115,632)	31,645	(203,651)
Equity-based compensation, net of RSUs settled in cash	22,960	19,471	41,438	38,013
Income taxes	3,244	10,911	15,300	29,450
Allocations to Group D Units	—	1,025	3,360	1,900
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	3,793	1,425	5,772	2,689
Changes in tax receivable agreement liability	—	(26)	—	(171)
Depreciation, amortization and net gains and losses on fixed assets	1,244	3,580	5,456	6,982
Other adjustments	(598)	(942)	(1,609)	(1,373)
Other Operations	(1,074)	(3,827)	(2,026)	(8,437)
Economic Income - Oz Funds Segment	$64,677	$(162,586)	$108,123	$(282,525)
17. SUBSEQUENT EVENTS
Dividend
On August 2, 2017, the Company announced a cash dividend of $0.02 per Class A Share. The dividend is payable on August 21, 2017, to holders of record as of the close of business on August 14, 2017.

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
Overview
Overview of Our Financial Results
We reported GAAP net income attributable to Class A Shareholders of $13.1 million for the second quarter of 2017, compared to net loss of $78.6 million for the second quarter of 2016, and GAAP net income of $5.9 million for the first half of 2017, compared to net loss of $147.9 million for the first half of 2016.
The improvement in GAAP earnings for each of the quarter-to-date and year-to-date periods was primarily due to investigation-related settlements expense of $214.3 million and $414.3 million taken in the second quarter and first half of 2016, respectively, as well as higher incentive income and lower income taxes year-over-year, partially offset by lower management fees. Also partially offsetting the year-over-year improvement was higher bonus expense, which was driven by our decision to provide a minimum annual discretionary cash bonus. As a result of this decision, we will accrue the minimum annual discretionary cash bonus on a straight-line basis during the year. The total amount of discretionary cash bonuses ultimately recognized for the full year, which is determined in the fourth quarter of each year, could differ materially from the minimum amount accrued, as the total discretionary cash bonus is dependent upon a variety of factors, including fund performance for the year.
We reported Economic Income of $65.8 million for the second quarter of 2017, compared to a net loss of $158.8 million for the second quarter of 2016, and $110.1 million for the first half of 2017, compared to a net loss of $274.1 million for the first half of 2016. The improvement in Economic Income for both the quarter-to-date and year-to-date periods was primarily due to the settlements expense taken in the second quarter and first half of 2016, as well as higher incentive income. These improvements were partially offset by lower management fees, as well as higher bonus expense due to our decision to provide a minimum annual discretionary cash bonus as discussed above.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $33.2 billion as of June 30, 2017. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $16.4 billion, comprising 49% of our total assets under management as of June 30, 2017.
Assets under management in our multi-strategy funds totaled $16.1 billion as of June 30, 2017, decreasing 38%, or $10.0 billion, year-over-year. This change was driven by net capital outflows of $12.6 billion, primarily in the OZ Master Fund, our largest multi-strategy fund, partially offset by performance-related appreciation of $2.6 billion. Our multi-strategy funds experienced elevated redemptions and reduced inflows during 2016 and into the first half of 2017 were driven in-part by the investigation matter and the related inability to rely on Regulation D.
OZ Master Fund generated a gross return of 10.2% and a net return of 7.5% year-to-date through June 30, 2017. Each of the five core investment strategies in the multi-strategy funds - long/short equity special situations, merger arbitrage, corporate credit, structured credit and convertible and derivative arbitrage - generated positive returns this period. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the OZ Master Fund.
Assets under management in our dedicated credit products totaled $13.9 billion as of June 30, 2017, increasing $1.4 billion, or 11%, year-over-year. This change was driven by capital net inflows of $1.0 billion and performance-related appreciation of $829.0 million, partially offset by $416.7 million of distributions and other reductions in our closed-end opportunistic credit funds.
Assets under management in our opportunistic credit funds were $5.3 billion as of June 30, 2017. OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 8.3% and a net return of 5.7% year-to-date through June 30, 2017. Performance was broad based across corporate and structured credit. Assets under management for the fund were $1.7 billion as of June 30, 2017.
Assets under management in Institutional Credit Strategies were $8.5 billion as of June 30, 2017, increasing $1.3 billion, or 18%, year-over-year. The increase was primarily driven by three additional CLOs that closed in the year-over-year period, including our first European CLO. We also priced five refinancing transactions in existing CLOs, totaling $2.6 billion during the first half of 2017.
Assets under management in our real estate funds totaled $2.6 billion as of June 30, 2017, increasing $404.0 million year-over-year. Since inception through June 30, 2017, the gross internal rate of return (“IRR”) was 32.7% and 21.8% net for Och-Ziff Real Estate Fund II (for which the investment period ended in 2014), and 25.2% gross and 15.7% net for Och-Ziff Real Estate Fund I (for which the investment period ended in 2010).
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
Investors in our closed-end credit funds, CLOs, real estate and certain other funds are not able to redeem their investments. In those funds, investors generally make a commitment that is funded over an investment period (or at launch for our CLOs). Upon the expiration of the investment period, the investments are then sold or realized over time, and distributions are made to the investors in the fund.
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific company events, we could experience increased redemptions and a consequent reduction in our assets under management. Recently, our assets under management have declined and we believe this trend will likely continue to some extent for some period of time in light of the recently settled investigation matter and the related inability to rely on Regulation D.

Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of June 30, 2017, approximately 8% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 67% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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
Summary of Changes in Assets Under Management
The tables below present the changes to our assets under management for the respective periods based on the type of funds or investment vehicles we manage. During the second quarter of 2017, we reclassified a certain fund from other credit funds into real estate funds. Prior period amounts have been reclassified to conform to the current presentation.

	Three Months Ended June 30, 2017
	March 31, 2017	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2017

	(dollars in thousands)
Multi-strategy funds	$17,702,471	$(2,205,158)	$—	$593,729	$16,091,042
Credit
Opportunistic credit funds	5,284,848	(27,660)	—	84,334	5,341,522
Institutional Credit Strategies	8,014,361	510,198	—	(9,748)	8,514,811
Real estate funds	2,231,786	417,184	(31,166)	28	2,617,832
Other	684,368	(70,960)	—	19,044	632,452
Total	$33,917,834	$(1,376,396)	$(31,166)	$687,387	$33,197,659

	Three Months Ended June 30, 2016
	March 31, 2016	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2016

	(dollars in thousands)
Multi-strategy funds	$27,511,130	$(1,706,955)	$—	$290,219	$26,094,394
Credit
Opportunistic credit funds	5,178,528	16,964	(147,400)	144,664	5,192,756
Institutional Credit Strategies	7,242,804	8,797	—	(6,093)	7,245,508
Real estate funds	2,067,870	155,956	(7,072)	(2,933)	2,213,821
Other	1,211,726	21,924	—	309	1,233,959
Total	$43,212,058	$(1,503,314)	$(154,472)	$426,166	$41,980,438

	Six Months Ended June 30, 2017
	December 31, 2016	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2017

	(dollars in thousands)
Multi-strategy funds	$21,084,548	$(6,364,276)	$—	$1,370,770	$16,091,042
Credit
Opportunistic credit funds	5,376,080	(239,581)	(19,769)	224,792	5,341,522
Institutional Credit Strategies	8,019,510	513,651	—	(18,350)	8,514,811
Real estate funds	2,213,364	451,397	(47,599)	670	2,617,832
Other	1,186,801	(566,008)	(30,016)	41,675	632,452
Total	$37,880,303	$(6,204,817)	$(97,384)	$1,619,557	$33,197,659

	Six Months Ended June 30, 2016
	December 31, 2015	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2016

	(dollars in thousands)
Multi-strategy funds	$29,510,248	$(2,761,207)	$—	$(654,647)	$26,094,394
Credit
Opportunistic credit funds	5,383,629	(43,352)	(288,400)	140,879	5,192,756
Institutional Credit Strategies	7,241,680	14,176	—	(10,348)	7,245,508
Real estate funds	2,048,559	230,995	(61,365)	(4,368)	2,213,821
Other	1,310,745	(21,448)	—	(55,338)	1,233,959
Total	$45,494,861	$(2,580,836)	$(349,765)	$(583,822)	$41,980,438
In the six months ended June 30, 2017, our funds experienced performance-related appreciation of $1.6 billion and net outflows of $6.2 billion, which was comprised of $1.2 billion of gross inflows and $7.4 billion of gross outflows due to redemptions. We also had $97.4 million in distributions and other reductions related to investors in our other funds, closed-end opportunistic credit and real estate funds. We experienced elevated redemptions and reduced inflows in our multi-strategy funds during 2016 and early 2017 as a result of the investigation matter and the related inability to rely on Regulation D. In the first half of 2017, excluding CLOs, corporate, institutional and other, as well as pensions were the largest sources of our gross inflows, while pensions and private banks were our largest sources of gross outflows. Our assets under management were $31.8 billion as of July 1, 2017, as capital net outflows continued to decrease.
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

Weighted-Average Assets Under Management and Average Management Fee Rates
The table below presents our weighted-average assets under management and average management fee rates. Weighted-average assets under management exclude the impact of second quarter investment performance for the periods presented, as these amounts generally do not impact management fees calculated for those periods. The average management fee rates presented below take into account the effect of non-fee paying assets under management. Please see the respective sections below for average management fee rates by fund type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(dollars in thousands)
Weighted-average assets under management	$31,929,871	$41,772,672	$32,543,110	$43,079,692
Average management fee rates	0.94%	1.28%	0.96%	1.30%
The decline in our average management fee rate for the periods presented occurred primarily because of a change in the mix of products that comprise our assets under management, as well as due to reductions in the management fee rates in certain of our multi-strategy assets under management that took effect during the fourth quarter of 2016. Our average management fee will vary from period to period based on the mix of products that comprise our assets under management.
Fund Performance Information
The tables below present performance information for the funds we manage. All of our funds are managed by the Oz Funds segment with the exception of our real estate funds, which are managed by the real estate management business included in Other Operations.
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.98% to 2.50% of assets under management. For the second quarter of 2017, our multi-strategy funds had an average management fee rate of 1.26%.
We generally crystallize incentive income from the majority of our multi-strategy funds on an annual basis. Incentive income is generally equal to 20% of the realized and unrealized profits attributable to each investor. A portion of the assets under management in each of the OZ Master Fund and our other multi-strategy funds is subject to initial commitment periods of three years, and for certain of these assets, we only earn incentive income once profits attributable to an investor exceed a preferential return, or “hurdle rate,” which is generally equal to the 3-month T-bill or LIBOR rate for our multi-strategy funds. Once the investment performance has exceeded the hurdle rate for these assets, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.

	Assets Under Management as of June 30,		Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2017
			2017		2016
	2017	2016	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
OZ Master Fund(1)	$13,126,322	$21,448,827	10.2%	7.5%	-1.2%	-2.1%	17.0%	(1)	11.9%	(1)
OZ Asia Master Fund	792,224	1,102,792	18.4%	14.8%	-2.9%	-3.8%	10.1%		6.0%
OZ Europe Master Fund	328,692	845,900	6.2%	4.2%	-0.9%	-1.8%	11.7%		7.7%
OZ Enhanced Master Fund	661,351	1,003,949	17.0%	12.7%	-3.3%	-4.2%	14.6%		9.9%
Other funds	1,182,453	1,692,926	n/m	n/m	n/m	n/m	n/m		n/m
	$16,091,042	$26,094,394
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Och-Ziff Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the OZ Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in OZ Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of June 30, 2017, the gross and net annualized returns since the OZ Master Fund’s inception on January 1, 1998 were 13.2% and 8.9%, respectively.

The $10.0 billion, or 38%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $12.6 billion, primarily from the OZ Master Fund, our largest multi-strategy fund, partially offset by performance-related appreciation of $2.6 billion. We continued to experience redemptions in 2017 as a result of the investigation matter and the related inability to rely on Regulation D; however, our redemption rate has continued to decrease since the previous several quarters. In the first half of 2017, the largest sources of gross outflows from our multi-strategy funds were attributable to pensions and private banks.
For the first half of 2017, the OZ Master Fund generated a gross return of 10.2% and a net return of 7.5%. Each of the five core investment strategies in the multi-strategy funds - long/short equity special situations, merger arbitrage, corporate credit, structured credit and convertible and derivative arbitrage - generated positive returns this period. Strong performance in OZ Master Fund continued in the second quarter of 2017, resulting in its best first-half calendar year since 2009. Long/short equity special situations and merger arbitrage had a solid first half, achieving gains across all three geographies, and combined have contributed 7.2% gross year-to-date. The fund’s global credit business also had a strong first half, achieving gains in both structured and corporate credit across geographies, contributing 2.3% gross year-to-date.
For the first half of 2016, the OZ Master Fund generated a gross return of -1.2% and a net return of -2.1%. On a gross basis, U.S. long/short equity special situations was the largest contributor to the performance-related depreciation, partially offset by positive performance in merger arbitrage, credit-related strategies and convertible and derivative arbitrage.

Credit

	Assets Under Management as of June 30,
	2017	2016

	(dollars in thousands)
Opportunistic credit funds	$5,341,522	$5,192,756
Institutional Credit Strategies	8,514,811	7,245,508
	$13,856,333	$12,438,264
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.50% to 1.75% of the net asset value of these funds. For the second quarter of 2017, our opportunistic credit funds had an average management fee rate of 0.85%.
The table below presents assets under management and investment performance information for certain of our opportunistic credit funds. Incentive income related to these funds (excluding the closed-end opportunistic fund, which is explained further below) is generally equal to 20% of realized and unrealized profits attributable to each investor, and a portion of these assets under management is subject to hurdle rates, which are generally 5% to 8% for out open-end opportunistic credit funds. Once the cumulative investment performance has exceeded the hurdle rate, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. The measurement periods for these assets under management generally range from one to five years.

	Assets Under Management as of June 30,		Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2017
	2017	2016	2017		2016
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
OZ Credit Opportunities Master Fund	$1,704,647	$1,621,130	8.3%	5.7%	5.1%	4.4%	17.5%	13.0%
Customized Credit Focused Platform	2,862,409	2,519,090	5.7%	4.2%	5.6%	4.2%	19.6%	14.8%
Closed-end opportunistic credit funds	311,341	625,634	See below for return information on our closed-end opportunistic credit funds.
Other funds	463,125	426,902	n/m	n/m	n/m	n/m	n/m	n/m
	$5,341,522	$5,192,756
_______________
n/m not meaningful
Assets under management in our opportunistic credit funds increased by $148.8 million, or 3%, year-over-year. This change was driven by $843.3 million of performance-related appreciation, partially offset by $416.7 million of distributions and $277.8 million of net outflows.
For the first half of 2017, the OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 8.3% and a net return of 5.7%. Performance was broad based across corporate and structured credit. For the first half of 2016, OZ Credit Opportunities Master Fund generated a gross return of 5.1% and a net return of 4.4%, which was driven by the fund’s U.S. portfolio. Performance was broad based across corporate and structured credit.
The table below presents assets under management, investment performance and other information for our closed-end opportunistic credit funds. Our closed-end opportunistic credit funds follow a European-style waterfall, whereby incentive income may be paid to us only after a fund investor receives distributions in excess of their total contributed capital and a preferential return, which is generally 5% to 6%. Incentive income related to these funds is generally equal to 20% of the cumulative realized profits in excess of the preferential return attributable to each investor over the life of the fund. Once the investment performance has exceeded the preferential return, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds.
Once we begin to collect incentive income from our closed-end credit funds, such amounts are generally not subject to clawback, and are therefore recognized as revenue by us when collected. The investment periods for these funds may generally be extended for an additional one to two years.

	Assets Under Management as of June 30,		Inception to Date as of June 30, 2017
					IRR
	2017	2016	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
OZ European Credit Opportunities Fund (2012-2015)(5)	$70,301	$151,043	$459,600	$305,487	16.5%	12.5%	1.48x
OZ Structured Products Domestic Fund II (2011-2014)(5)	114,516	207,405	326,850	326,850	19.5%	15.2%	1.95x
OZ Structured Products Offshore Fund II (2011-2014)(5)	112,978	212,937	304,531	304,531	16.8%	12.9%	1.75x
OZ Structured Products Offshore Fund I (2010-2013)(5)	5,358	16,497	155,098	155,098	24.0%	19.2%	2.1x
OZ Structured Products Domestic Fund I (2010-2013)(5)	4,770	10,504	99,986	99,986	22.9%	18.2%	1.99x
Other funds	3,418	27,248	298,250	298,250	n/m	n/m	n/m
	$311,341	$625,634	$1,644,315	$1,490,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of June 30, 2017, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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
Assets under management for our CLOs are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for the CLOs are generally 0.50% of assets under management. For the second quarter of 2017, our Institutional Credit Strategies products had an average management fee rate of 0.42%.
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

			Assets Under Management as of June 30,
	Initial Closing Date	Initial Deal Size	2017	2016

		(dollars in thousands)
CLOs
OZLM I	July 19, 2012	$510,700	$496,498	$497,636
OZLM II	November 1, 2012	560,100	509,060	513,276
OZLM III	February 20, 2013	653,250	608,724	612,123
OZLM IV	June 27, 2013	600,000	538,856	541,114
OZLM V	December 17, 2013	501,250	467,866	468,683
OZLM VI	April 16, 2014	621,250	595,776	597,488
OZLM VII	June 26, 2014	824,750	795,428	796,223
OZLM VIII	September 9, 2014	622,250	595,685	596,574
OZLM IX	December 22, 2014	510,208	498,995	495,016
OZLM XI	March 12, 2015	510,500	489,818	491,377
OZLM XII	May 28, 2015	565,650	548,902	547,916
OZLM XIII	August 6, 2015	511,600	495,051	496,217
OZLM XIV	December 21, 2015	507,420	502,048	495,798
OZLM XV	December 20, 2016	409,250	396,489	—
OZLME I	December 15, 2016	430,490	455,766	—
OZLM XVI	June 8, 2017	410,250	401,172	—
		8,748,918	8,396,134	7,149,441
Other funds	n/a	n/a	118,677	96,067
		$8,748,918	$8,514,811	$7,245,508
The year-over-year increase in assets under management was driven primarily by the closing of three new CLOs, including our first European CLO. Institutional Credit Strategies also priced five refinancing transactions in existing CLOs, totaling $2.6 billion during the first half of 2017. Refinancing CLOs produces further returns for the CLO subordinated note holders.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.75% to 1.50% of assets under management; however, management fees for Och-Ziff Real Estate Credit Fund I are based on invested capital. For the second quarter of 2017, our real estate funds had an average management fee rate of 0.90%.

The table below presents assets under management, investment performance and other information for our real estate funds. Our real estate funds generally follow an American-style waterfall, whereby incentive income may be paid to us after a fund investment is realized if a fund investor receives distributions in excess of the capital contributed for such investment, as well as a preferential return on such investment, which is generally 6% to 10%. Upon each subsequent realization, incentive income, which is generally 20% of realized profits, is recalculated based on the cumulative realized profits in excess of the preferential return attributable to each investor over the life of the fund. Once the investment performance has exceeded the hurdle rate, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the realized net profits attributable to investors in these funds.
Due to the recalculation of cumulative realized profits upon each realization, the fund may clawback incentive income previously paid to us. As a result, we generally record incentive income paid to us by the real estate funds as unearned revenue in our consolidated balance sheets until such amounts are no longer subject to clawback.

	Assets Under Management as of June 30,
	2017	2016

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$12,966	$32,005
Och-Ziff Real Estate Fund II	294,066	345,174
Och-Ziff Real Estate Fund III	1,461,769	1,451,538
Och-Ziff Real Estate Credit Fund I	699,059	280,925
Other funds	149,972	104,179
	$2,617,832	$2,213,821

	Inception to Date as of June 30, 2017
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$385,321	$808,015	25.2%	15.7%	2.1x	$372,355	$803,995	26.6%	2.2x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	756,188	1,390,523	32.7%	21.8%	1.8x	562,500	1,161,918	37.0%	2.1x
Och-Ziff Real Estate Fund III(8) (2014-2019)	1,500,000	598,279	748,845	n/m	n/m	n/m	76,540	96,254	n/m	n/m
Och-Ziff Real Estate Credit Fund I(8) (2015-2019)	736,225	97,395	112,035	n/m	n/m	n/m	22,771	26,834	n/m	n/m
Other funds	291,469	161,818	225,061	n/m	n/m	n/m	39,969	97,598	n/m	n/m
	$3,775,283	$1,999,001	$3,284,479				$1,074,135	$2,186,599

	Unrealized Investments as of June 30, 2017
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$12,966	$4,020	0.3x
Och-Ziff Real Estate Fund II (2011-2014)(7)	193,688	228,605	1.2x
Och-Ziff Real Estate Fund III (2014-2019)(8)	521,739	652,591	n/m
Och-Ziff Real Estate Credit Fund I (2015-2019)(8)	74,624	85,201	n/m
Other funds	121,849	127,463	n/m
	$924,866	$1,097,880
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of June 30, 2017. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of June 30, 2017.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of June 30, 2017, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
The $404.0 million year-over-year increase in assets under management in our real estate funds was driven primarily by additional commitments to Och-Ziff Real Estate Credit Fund I, which had its final closing during the second quarter of 2017, and which was partially offset by distributions, primarily related to Och-Ziff Real Estate Fund II.
Other
Our other assets under management are comprised of funds that are generally strategy-specific, including our equity and energy funds. Management fees for these funds range from 0.75% to 2.25% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the second quarter of 2017, our other funds had an average management fee rate of 0.66%.
Incentive income for our equity funds is generally 20% of realized and unrealized annual profits attributable to each investor. Incentive income related to the energy funds is generally 20% of cumulative realized profits attributable to each investor, and is subject to hurdle rates (generally 3% to 8%). Incentive income for the energy funds is generally not recognized as revenue until near the end of the life of the fund when it is no longer subject to clawback.
Longer-Term Assets Under Management
As of June 30, 2017, approximately 49% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the gross amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues, as we recognize incentive income at the end of the commitment period when amounts are no longer subject to clawback. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	June 30, 2017
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$1,225,212	$26,300
Credit
Opportunistic credit funds	3,809,826	194,038
Institutional Credit Strategies	8,470,904	—
Real estate funds	2,617,832	149,631
Other	280,681	1,368
	$16,404,455	$371,337
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
The ability of investors to contribute capital to and redeem capital from our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ investment performance. Both of these factors directly impact the revenues we earn from management fees and incentive income. For example, a $1 billion increase or decrease in assets under management subject to a 1% management fee would generally increase or decrease annual management fees by $10 million. If net profits attributable to a fee-paying fund investor were $10 million in a given year, we generally would earn incentive income equal to $2 million, assuming a 20% incentive income rate, a one-year commitment period, no hurdle rate and no high-water marks from prior years.
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
For funds that we consolidate, incentive income is recognized by allocating a portion of the net income of the consolidated funds to us rather than to the fund investors (noncontrolling interests). Incentive income allocated to us is not reflected as incentive income in our consolidated revenues, as these amounts are eliminated in consolidation. The allocation of incentive income to us is based on the contractual terms of the relevant fund agreements. As a result, we may recognize earnings related to our incentive income allocation from the consolidated funds prior to the end of their respective commitment periods, and therefore we may recognize earnings that are subject to clawback to the extent a consolidated fund generates subsequent losses. For Economic Income purposes, we defer recognition of these earnings until they are no longer subject to clawback.
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
Approximately $16.4 billion, or 49%, of our assets under management as of June 30, 2017 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and certain other multi-strategy funds, as well as assets in our opportunistic credit funds, CLOs, real estate funds and certain other funds. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.
Income of Consolidated Funds. Revenues recorded as income of consolidated funds consist of interest income, dividend income and other miscellaneous items.
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
We also issue Group D Units to executive managing directors. The Group D Units are not considered equity under GAAP, and therefore no equity-based compensation expense is recognized related to these units when they are granted. Distributions to holders of Group D Units are included within compensation and benefits in the consolidated statements of comprehensive income (loss). These distributions are accrued in the quarter in which the related income was earned and are paid out the following quarter at the same time distributions on the Group A Units and dividends on the Company’s Class A Shares are paid.
A Group D Unit converts into a Group A Unit to the extent the Company determines that it has become economically equivalent to a Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. Upon the conversion of Group D Units into Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Group D Units are converted into Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units.
Effective March 1, 2017, the Board of Directors approved amendments to the Limited Partnership Agreements of the Oz Operating Group entities to adjust the measurement thresholds used in calculating the appreciation necessary to permit a determination that Group D Units issued prior to March 1, 2017 have become economically equivalent to Group A Units, making it more likely that outstanding Group D Units (and, due to the fact that economic equivalence is determined chronologically based on order of issuance, subsequently issued Group D Units) will convert to Group A Units. This adjustment had no impact on the combined total number of Group A Units, D Units and P Units outstanding, which was 417,072,691 as of June 30, 2017.
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
In August 2012, we adopted the Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan (the “PIP”), under which certain of our executive managing directors at the time of the IPO may be eligible to receive discretionary cash awards and discretionary grants of Group D Units over a five-year period that commenced in 2013. Each year, an aggregate of up to 2,770,749 Group D Units may be granted under the PIP to the participating executive managing directors. Aggregate discretionary cash awards for each year under the PIP will be capped at 10% of our incentive income earned during such year, up to a maximum of $39.6 million per year. In addition to awards under the PIP, we may also issue additional performance-related Group D Units or make discretionary performance cash payments to our executive managing directors.
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding under our Senior Notes, Aircraft Loan, Revolving Credit Facility and CLO Investments Loan (as defined below). See “—Liquidity and Capital Resources—Debt Obligations” for a summary of the terms related to these borrowings. We repaid the outstanding balance under our Revolving Credit Facility and our Aircraft Loan in the first quarter of 2017.
General, Administrative and Other. General, administrative and other expenses are comprised of professional services, occupancy and equipment, information processing and communications, recurring placement and related service fees, business development, insurance and other miscellaneous expenses. In addition, the settlements expense incurred in 2016 is also included in this line item.
Expenses of Consolidated Funds. Expenses recorded as expenses of consolidated funds consist of interest expense and other miscellaneous expenses.
Other Income
Changes in Tax Receivable Agreement Liability. Changes in tax receivable agreement liability primarily consists of changes in our estimate of the future payments related to the tax receivable agreement, described in detail in Note 15.
Net Gains on Investments in Funds and Joint Ventures. Net gains on investments in funds and joint ventures primarily consist of net gains and losses on investments in our funds made by us and net gains and losses on investments in joint ventures established to expand certain of our private investments platforms.
Net Gains of Consolidated Funds. Net gains of consolidated funds consist of net realized and unrealized gains on investments held by the consolidated funds.
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
The Registrant and the Oz Operating Partnerships are partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level income taxes in the United States and foreign jurisdictions. The amount of incentive income we earn in a given year, the resultant flow of revenues and expenses through our legal entity structure, the effect that changes in our Class A Share price may have on the ultimate deduction we are able to take related to the settlement of RSUs, and any changes in future enacted income tax rates may have a significant impact on our income tax provision and effective income tax rate.
Net Income (Loss) Attributable to Noncontrolling Interests
Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Group A Units and fund investors’ interests in the consolidated funds. Increases or decreases in net income (loss) attributable to the Group A Units are driven by the earnings of the Oz Operating Group. Increases or decreases in the net income attributable to fund investors’ interests in consolidated funds are driven by the earnings of those funds as allocated under the contractual terms of the relevant fund agreements.
Our interest in the Oz Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs. These increases will be offset upon the conversion of Group D Units, which are not considered equity for GAAP purposes, into Group A Units. Additionally, the Company’s interest in the Oz Operating Group will decline when Group P Units begin to participate in the economics of the Oz Operating Group, as described in Note 3 to our consolidated financial statements included in this report.
We also consolidate certain of our opportunistic credit funds, wherein investors are able to redeem their interests after an initial lock-up period of up to three years. Allocations of earnings to these interests are reflected within net income attributable to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss).

Results of Operations
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Management fees	$80,082	$143,399	$166,337	$300,309
Incentive income	66,115	8,136	117,741	38,723
Other revenues	1,781	585	2,557	1,164
Income of consolidated funds	968	438	1,463	804
Total Revenues	$148,946	$152,558	$288,098	$341,000
Total revenues for the quarter-to-date period decreased by $3.6 million, remaining relatively flat, primarily due to the following:

•
A $63.3 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds, as well as lower average management fee rates. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $58.0 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $58.3 million increase in incentive income from our multi-strategy funds, primarily due to: (i) a $32.9 million increase related to longer-term assets under management; (ii) a $20.9 million increase due to crystallization of incentive related to fund investor redemptions; and (iii) a $4.4 million increase related to fund investors with annual commitment periods that matured during the quarter.
•Real estate funds. A $1.3 million decrease in incentive income from our real estate funds, primarily due to a lower amount of realizations year-over-year.
•Opportunistic credit funds. A $1.0 million decrease in incentive income from our opportunistic credit funds, primarily due to a $3.1 million decrease in incentive income from our closed-end opportunistic credit funds, partially offset by a $2.1 million increase from our open-end opportunistic funds.
Total revenues for the year-to-date period decreased by $52.9 million, primarily due to the following:

•
A $134.0 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds, as well as lower average management fee rates. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $79.0 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $71.1 million increase in incentive income from our multi-strategy funds was due to: (i) a $36.3 million increase related to longer-term assets under management; (ii) a $22.0 million increase due to crystallization of incentive related to fund investor redemptions; (iii) a $10.3 million increase related to fund investors with annual commitment periods that matured during the first half; and (iv) a $2.5 million increase related to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period.
•Opportunistic credit funds. An $8.3 million increase in incentive income from our opportunistic credit funds, primarily due to a $17.2 million increase in incentive income from our open-end opportunistic credit funds, primarily driven by tax distributions. This increase was partially offset by an $8.9 million decrease from our closed-end opportunistic funds, due to a lower amount of realizations as these funds continue to wind down.

•Real estate funds. A $3.4 million decrease in incentive income from our real estate funds, primarily due to a lower amount of realizations from Och-Ziff Real Estate Fund I as this fund continues to wind down.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Compensation and benefits	$69,679	$57,743	$139,622	$112,004
Interest expense	5,152	5,937	11,432	11,323
General, administrative and other	35,165	272,527	81,093	540,196
Expenses of consolidated funds	460	33	544	299
Total Expenses	$110,456	$336,240	$232,691	$663,822
Total expenses for the quarter-to-date period decreased by $225.8 million, primarily due to the following:

•
A $237.4 million decrease in general, administrative and other expenses driven primarily by $214.3 million of settlements expenses accrued in the second quarter of 2016, which did not reoccur in the second quarter of 2017, and an $11.2 million decrease in professional services, which was driven primarily by lower legal fees, as well as reductions across various other expenses.

•
An $11.9 million increase in compensation and benefits expenses, primarily driven by the following: (i) a $14.2 million increase in bonus expense primarily due to the decision to provide and accrue for minimum discretionary bonuses; and (ii) a $3.5 million increase in equity-based compensation. The increase in equity-based compensation expenses was primarily driven by $6.0 million of Group P Units amortization, which units were granted in 2017, partially offset by a $3.1 million decrease in Group A Units amortization due to a lower number of unvested units outstanding. These increases in compensation and benefits expenses were partially offset by a $4.7 million decrease in salaries and benefits, primarily due to lower headcount as our global headcount decreased to 495 as of June 30, 2017 from 611 as of June 30, 2016.

•
A $785 thousand decrease in interest expense, primarily due to the repayments of the Revolving Credit Facility and the Aircraft Loan in the first quarter of 2017, these decreases were partially offset by increases due to interest expense on the CLO Investments Loans that were entered into in November 2016 and June 2017.

Total expenses for the year-to-date period decreased $431.1 million, primarily due to the following:

•
A $459.1 million decrease in general, administrative and other expenses driven primarily by $414.3 million of settlements expense accrued in the first half of 2016, as well as a $21.4 million decrease in professional services, which was driven primarily by lower legal fees, as well as reductions across various other expenses.

•
A $27.6 million increase in compensation and benefits expenses primarily driven by the following: (i) a $31.9 million increase in bonus expense primarily due to the decision to provide and accrue for minimum discretionary bonuses;(ii) a $3.4 million increase in equity-based compensation expense. The increase in equity-based compensation expense was primarily driven by $8.1 million of Group P Units amortization, which units were granted in 2017, and a $1.6 million increase in RSU amortization, offset partially by a $6.2 million decrease in Group A Units amortization due to a lower number of unvested units outstanding. Further contributing to the increase in compensation and benefits expenses was a $1.5 million increase in distributions accrued on the Group D Units. These increases were partially offset by a $9.1 million decrease in salaries and benefits, which was primarily due to lower headcount, as discussed above.

Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Changes in tax receivable agreement liability	$—	$26	$—	$171
Net gains on investments in funds and joint ventures	65	250	786	499
Net gains of consolidated funds	385	816	620	1,361
Total Other Income	$450	$1,092	$1,406	$2,031
Total other income decreased year-over-year for each of the quarter-to-date and year-to-date periods due to lower gains in our consolidated funds.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Income taxes	$3,244	$10,911	$15,300	$29,450
Income tax expense for the quarter-to-date period and year-to-date period decreased by $7.7 million and $14.2 million, respectively. Although our GAAP income was higher period-over-period, our taxable income was lower primarily as a result of the non-deductible settlements expense accrued in the second quarter and the first half of 2016, as well as a higher percentage of incentive income earned in the current period not subject to corporate level income taxes.
Net Income (Loss) Allocated to Noncontrolling Interests
The following table presents the components of the net income (loss) allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Group A Units	$22,010	$(115,632)	$31,645	$(203,651)
Consolidated funds	—	—	—	262
Other	132	40	275	(48)
Total	$22,142	$(115,592)	$31,920	$(203,437)

Redeemable noncontrolling interests	$456	$662	$806	$1,123

Net income (loss) allocated to noncontrolling interests increased by $137.7 million and $235.4 million for the quarter-to-date and year-to-date periods, respectively. These increases were primarily due to improved earnings of the Oz Operating Group, a portion of which was allocable to the Group A Units. The improvements were driven by the settlements expense taken in the second quarter and first half of 2016, as well as higher incentive income and lower income taxes year-over-year, partially offset by lower management fees. Also partially offsetting the year-over-year improvement in earnings was higher discretionary cash bonus expense, which was due to our decision to provide and accrue for a minimum annual discretionary cash bonus.
Net Income (Loss) Attributable to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net income (loss) attributable to Class A Shareholders	$13,098	$(78,571)	$5,934	$(147,927)
Net income attributable to Class A Shareholders increased by $91.7 million and $153.9 million for the quarter-to-date and year-to-date periods, respectively. The improvements were driven by the settlements expense taken in the second quarter and first half of 2016, as well as higher incentive income and lower income taxes year-over-year, partially offset by lower management fees and higher discretionary cash bonus expense.
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
Economic Income is a measure of pre-tax operating performance that excludes the following from our results on a GAAP basis:

•
Income allocations to our executive managing directors on their direct interests in the Oz Operating Group. Management reviews operating performance at the Oz Operating Group level, where our operations are performed, prior to making any income allocations.

•
Equity-based compensation expenses, depreciation and amortization expenses, and gains and losses on fixed assets, as management does not consider these items to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

•	Changes in the tax receivable agreement liability and gains and losses on investments in funds, as management does not consider these items to be reflective of operating performance.

•
Amounts related to the consolidated funds, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total assets under management and fund performance.

In addition, expenses related to compensation and profit-sharing arrangements based on fund investment performance are generally recognized at the same time the related incentive income revenue, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Further, deferred cash compensation is expensed in full in the year granted for Economic Income, rather than over the service period for GAAP.
As a result of the adjustments described above, as well as an adjustment to present management fees net of recurring placement and related service fees (rather than considering these fees an expense), management fees, incentive income, other revenues, compensation and benefits, non-compensation expenses and net income (loss) allocated to noncontrolling interests as presented on an Economic Income basis are also non-GAAP measures. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” at the end of this MD&A.
Our non-GAAP financial measures should not be considered as alternatives to our GAAP net income allocated to Class A Shareholders or cash flow from operations, or as indicative of liquidity or the cash available to fund operations. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies.
We currently have two operating segments: the Oz Funds segment and our real estate business. The Oz Funds segment, which provides asset management services to our multi-strategy funds, dedicated credit funds and other alternative investment vehicles, is currently our only reportable operating segment under GAAP. Our real estate business, which provides asset management services to our real estate funds, is included within Other Operations as it does not meet the threshold of a reportable operating segment under GAAP.
Economic Income Revenues (Non-GAAP)

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$69,581	$5,284	$74,865	$128,139	$5,237	$133,376
Incentive income	64,821	1,294	66,115	6,950	1,186	8,136
Other revenues	483	40	523	583	2	585
Total Economic Income Revenues	$134,885	$6,618	$141,503	$135,672	$6,425	$142,097
Economic Income revenues for the quarter-to-date period decreased by $594 thousand, primarily due to the following:

•
A $58.5 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds, as well as lower average management fee rates. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $58.0 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $58.3 million increase in incentive income from our multi-strategy funds, primarily due to: (i) a $32.9 million increase related to longer-term assets under management; (ii) a $20.9 million increase due to crystallization of incentive related to fund investor redemptions; and (iii) a $4.4 million increase related to fund investors with annual commitment periods that matured during the quarter.
•Real estate funds. A $1.3 million decrease in incentive income from our real estate funds, primarily due to a lower amount of realizations year-over-year.
•Opportunistic credit funds. A $1.0 million decrease in incentive income from our opportunistic credit funds, primarily due to a $3.1 million decrease in incentive income from our closed-end opportunistic credit funds, partially offset by a $2.1 million increase from our open-end opportunistic funds.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$145,133	$10,543	$155,676	$267,383	$10,372	$277,755
Incentive income	115,243	2,498	117,741	33,903	4,820	38,723
Other revenues	1,233	66	1,299	1,155	9	1,164
Total Economic Income Revenues	$261,609	$13,107	$274,716	$302,441	$15,201	$317,642
Total revenues for the year-to-date period decreased by $42.9 million, primarily due to the following:

•
A $122.1 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds, as well as lower average management fee rates. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $79.0 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $71.1 million increase in incentive income from our multi-strategy funds was due to: (i) a $36.3 million increase related to longer-term assets under management; (ii) a $22.0 million increase due to crystallization of incentive related to fund investor redemptions; (iii) a $10.3 million increase related to fund investors with annual commitment periods that matured during the first half; and (iv) a $2.5 million increase related to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period.
•Opportunistic credit funds. An $8.3 million increase in incentive income from our opportunistic credit funds, primarily due to a $17.2 million increase in incentive income from our open-end opportunistic credit funds, primarily driven by tax distributions. This increase was partially offset by an $8.9 million decrease from our closed-end opportunistic funds, due to a lower amount of realizations as these funds continue to wind down.
•Real estate funds. A $3.4 million decrease in incentive income from our real estate funds, primarily due to a lower amount of realizations from Och-Ziff Real Estate Fund I as this fund continues to wind down.
Economic Income Expenses (Non-GAAP)

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$38,303	$4,898	$43,201	$34,039	$1,957	$35,996
Non-compensation expenses	31,905	646	32,551	264,222	641	264,863
Total Economic Income Expenses	$70,208	$5,544	$75,752	$298,261	$2,598	$300,859
Economic Income expenses for the quarter-to-date period decreased by $225.1 million, primarily due to the following:

•
A $232.3 million decrease in non-compensation expenses, driven primarily by $214.3 million of settlements expenses accrued in the second quarter of 2016, which did not reoccur in the second quarter of 2017, and an $11.2 million decrease in professional services, which was driven primarily by lower legal fees, as well as reductions across various other expenses.

•
A $7.2 million increase in compensation and benefit expenses primarily due to an $11.9 million increase in bonus expense, which was driven by the decision to provide and accrue for minimum discretionary bonuses, partially offset by a $4.7 million decrease in salaries and benefits expense, which was driven by lower headcount.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$79,668	$9,797	$89,465	$65,098	$4,654	$69,752
Non-compensation expenses	73,818	1,284	75,102	519,873	2,110	521,983
Total Economic Income Expenses	$153,486	$11,081	$164,567	$584,971	$6,764	$591,735
Economic Income expenses for the year-to-date period decreased by $427.2 million, primarily due to the following:

•
A $446.9 million decrease in non-compensation expenses, driven primarily by $414.3 million of settlements expense accrued in the first half of 2016, as well as a $21.4 million decrease in professional services, which was driven primarily by lower legal fees, as well as reductions across various other expenses.

•
A $19.7 million increase in compensation expenses primarily due to a $28.8 million increase in bonus expense, which was driven by the decision to provide and accrue for minimum discretionary bonuses, partially offset by a $9.1 million decrease in salaries and benefits expense, which was driven by lower headcount.

Economic Income (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Economic Income:
Oz Funds Segment	$64,677	$(162,586)	$108,123	$(282,525)
Other Operations	1,074	3,827	2,026	8,437
Total Company	$65,751	$(158,759)	$110,149	$(274,088)
Economic Income increased by $224.5 million and $384.2 million for the quarter-to-date and year-to-date periods, respectively, primarily due to the settlements expense taken in the second quarter and first half of 2016, as well as higher incentive income. These increases were partially offset by lower management fees and higher bonus expense.
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
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned by the Oz Operating Group from our funds, as well as other sources of liquidity noted above and below.

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
Historically, we have determined the amount of discretionary cash bonuses, including discretionary annual cash awards under the PIP, during the fourth quarter of each year, based on our total annual revenues. We have historically funded these amounts through fourth quarter management fees and incentive income crystallized on December 31, which represents the majority of the incentive income we typically earn each year. Starting in the first quarter of 2017, we began to accrue a minimum amount of discretionary cash bonuses on a pro rata basis throughout the year. To the extent our funds generate incentive income in the fourth quarter, we may elect to increase the amount of cash bonuses paid to employees over the amount already accrued, with any incremental amounts recognized as expense in the fourth quarter. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.
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
Revolving Credit Facility
On November 20, 2014, we entered into the $150.0 million, five-year unsecured Revolving Credit Facility, which was subsequently amended on December 29, 2015 and on June 13, 2017, the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The facility matures on November 20, 2019. In March 2017, we repaid our outstanding obligation under the Revolving Credit Facility, and as a result we currently have $150.0 million available to us under the facility as of June 30, 2017. Please see Note 9 to our consolidated financial statements included in this report for additional details on the Revolving Credit Facility, including financial maintenance covenants we are subject to under the Revolving Credit Facility. As of June 30, 2017, we were in compliance with the financial maintenance covenants.
Aircraft Loan
In February  2014, we entered into a loan to finance installment payments towards the purchase of a corporate aircraft (“Aircraft Loan”). In March 2017, we sold the aircraft and repaid the outstanding balance of the loan in the amount of $46.4 million.
CLO Investments Loans
We enter into loans to finance portions of our investments in CLOs (collectively “the CLO Investments Loans”). In general, we will make interest and principal payments on the loans at such time interest payments are received on our investments in the CLOs, and will make principal payments on the loans to the extent principal payments are received on its investments in the

CLOs. See Note 9 to our consolidated financial statements included in this report for additional details on our CLO Investment Loans.
Tax Receivable Agreement
We have made, and may in the future be required to make, payments under the tax receivable agreement that we entered into with our executive managing directors and the Ziffs. The purchase by the Oz Operating Partnerships of Group A Units from our executive managing directors and the Ziffs with proceeds from the IPO and concurrent private Class A Share offering in 2007 (collectively, the “2007 Offerings”), and subsequent taxable exchanges by them of Group A Units for our Class A Shares on a one-for-one basis (or, at our option, a cash equivalent), resulted, and, in the case of future exchanges, are anticipated to result, in an increase in the tax basis of the assets of the Oz Operating Partnerships that would not otherwise have been available. We anticipate that any such tax basis adjustment resulting from an exchange will be allocated principally to certain intangible assets of the Oz Operating Partnerships, and we will derive our tax benefits principally through amortization of these intangibles over a 15-year period from the date of the 2007 Offerings or the date of any subsequent exchange. Consequently, these tax basis adjustments will increase, for tax purposes, our depreciation and amortization expenses and will therefore reduce the amount of tax that Oz Corp and any other corporate taxpaying entities that hold Group B Units in connection with an exchange, if any, would otherwise be required to pay in the future. Accordingly, pursuant to the tax receivable agreement, such corporate taxpaying entities (including Och-Ziff Capital Management Group LLC if it is treated as a corporate taxpayer) have agreed to pay our executive managing directors and the Ziffs 85% of the amount of cash savings, if any, in federal, state and local income taxes in the United States that these entities actually realize related to their units as a result of such increases in tax basis.
In connection with the departure of certain former executive managing directors since the IPO, the right to receive payments under the tax receivable agreement by those former executive managing directors was contributed to the Oz Operating Partnerships. As a result, we expect to pay to the other executive managing directors and the Ziffs approximately 78% (from 85% at the time of the IPO) of the amount of cash savings, if any, in federal, state and local income taxes in the United States that we actually realize as a result of such increases in tax basis. To the extent that we do not realize any cash savings, we would not be required to make corresponding payments under the tax receivable agreement.
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
As of June 30, 2017, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $520.8 million as a result of the cash savings to our intermediate holding companies from the purchase of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Oz Corp, and any other corporate taxpaying entities that hold Group B Units, and not of the Oz Operating Group. We may need to incur debt to finance payments under the tax receivable agreement to the extent the Oz Operating Partnerships do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
The actual increase in tax basis of the Oz Operating Partnerships assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors, including the following:

•
The amount and timing of the income of Oz Corp will impact the payments to be made under the tax receivable agreement. To the extent that Oz Corp does not have sufficient taxable income to utilize the amortization deductions available as a result of the increased tax basis in the Oz Operating Partnerships’ assets, payments required under the tax receivable agreement would be reduced.

•
The price of our Class A Shares at the time of any exchange will determine the actual increase in tax basis of the Oz Operating Partnerships’ assets resulting from such exchange; payments under the tax receivable agreement resulting from future exchanges, if any, will be dependent in part upon such actual increase in tax basis.

•
The composition of the Oz Operating Partnerships’ assets at the time of any exchange will determine the extent to which Oz Corp may benefit from amortizing its increased tax basis in such assets and thus will impact the amount of future payments under the tax receivable agreement resulting from any future exchanges.

•
The extent to which future exchanges are taxable will impact the extent to which Oz Corp will receive an increase in tax basis of the Oz Operating Partnerships’ assets as a result of such exchanges, and thus will impact the benefit derived by Oz Corp and the resulting payments, if any, to be made under the tax receivable agreement.

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
Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2017, and the related cash distributions to our executive managing directors on their Group A Units and Group D Units.

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
May 19, 2017	May 12, 2017	$0.02	$6,904
March 6, 2017	February 27, 2017	$0.01	$3,228
We intend to distribute to our Class A Shareholders substantially all of their pro rata share of our annual Economic Income (as described above under “—Economic Income Analysis”) in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to pay income taxes, to pay any amounts owed under the tax receivable agreement, to make appropriate investments in our business and our funds, to make payments on any of our other obligations, to fund the repurchase of Class A Shares or interests in the Oz Operating Group, as well as to fund distributions on the Preferred Units starting in 2020. Subject to certain exceptions, unless distributions on the Preferred Units are declared and paid in cash for the then current distribution period and all preceding periods after the initial closing of the Preferred Units, the Oz Operating Partnerships may not declare or pay distributions on or repurchase any of their equity securities that rank equal with or junior to the Preferred Units. See Note 10 to our consolidated financial statements included in this report for additional information regarding the terms of the Preferred Units.
When we pay dividends on our Class A Shares, we also intend to make distributions to our executive managing directors on their interests in the Oz Operating Group, subject to the terms of the limited partnership agreements of the Oz Operating Partnerships.
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
In accordance with the Oz Operating Partnerships’ limited partnership agreements, we may cause the applicable Oz Operating Partnerships to distribute cash to the intermediate holding companies and our executive managing directors in an amount at least equal to the presumed maximum tax liabilities arising from their direct ownership in these entities. The presumed maximum tax liabilities are based upon the presumed maximum income allocable to any such unit holder at the maximum combined U.S. federal, New York State and New York City tax rates. Holders of our Class A Shares may not always receive distributions at a time when our intermediate holding companies and our executive managing directors are receiving distributions on their interests, as distributions to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. Such tax distributions will take into account the disproportionate income allocation (but not a disproportionate cash allocation) to the unit holders with respect to “built-in gain assets,” if any, at the time of the IPO. Consequently, Oz Operating Partnership tax distributions may be greater than if such assets had a tax basis equal to their value at the time of the IPO.
Our cash distribution policy has certain risks and limitations, particularly with respect to our liquidity. Although we expect to pay distributions according to our policy, we may not make distributions according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the distribution. Moreover, if the Oz Operating Group’s cash flows from operations are insufficient to enable it to make required minimum tax distributions discussed above, the Oz Operating Group may have to borrow funds or sell assets, and thus our liquidity and financial condition could be materially adversely affected. Furthermore, by paying cash distributions rather than investing that cash in our businesses, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our obligations, operations, new investments or unanticipated capital expenditures, should the need arise. In such event, we may not be able to execute our business and growth strategy to the extent intended.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the six months ended June 30, 2017 and 2016 was $(69.4) million and $21.7 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash used for operating expenses.

The increase in net cash outflows from operating activities for the six months ended June 30, 2017 as compared to six months ended June 30, 2016 was primarily due to lower management fees, partially offset by lower operating expenses. Additionally, contributing to the increase in net cash outflows were the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
Investing Activities. Net cash from investing activities for the six months ended June 30, 2017 and 2016 was $(66.1) million and $(24.3) million, respectively. Investing cash outflows in the first half of 2017 primarily related to purchases of U.S. government obligations and investments in CLOs, partially offset by the proceeds from the sale of our corporate aircraft. Investing cash flows in the first half of 2016 primarily related to the purchases and maturities of U.S. government obligations to manage excess liquidity.
Financing Activities. Net cash from financing activities for the six months ended June 30, 2017 and 2016 was $81.5 million and $116.7 million, respectively. Our net cash from financing activities is generally comprised of proceeds from Preferred Units offerings, dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations, as well as borrowings of our consolidated CLO. Contributions from noncontrolling interests, which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors on their Group A Units, are also included in net cash from financing activities.
In April 2016, we borrowed and in March 2017, we repaid the balance of $120.0 million on our Revolving Credit Facility using proceeds from the second offering of Preferred Units. Additionally in March 2017 we repaid $46.4 million outstanding on our Aircraft Loan using proceeds from the sale of one of our corporate aircraft. We also paid dividends of $5.6 million to our Class A Shareholders and $8.3 million of distributions to our executive managing directors on their Group A Units in the first half of 2017. We did not make dividend or distribution payments in 2016.
Contractual Obligations
During the second quarter of 2017 we entered into a $17.5 million CLO Investment Loan and consolidated a CLO with notes payable of $108.4 million. During the first quarter of 2017, we repaid the $120.0 million outstanding on our Revolving Credit Facility and $46.4 million outstanding on our Aircraft Loan. Other than these items, our contractual obligations have not changed significantly from what was reported in our Annual Report.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements including sponsoring and owning general partner interests in our funds and retained interests in a CLO we manage. We also have ongoing capital commitment arrangements with certain of our funds. None of our off-balance sheet arrangements require us to fund losses or guarantee target returns to investors in any of our other investment funds. See Notes 5 and 6 of our consolidated financial statements included in this report for information on our retained and variable interests in our funds and CLOs.
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
Fair Value of Investments
The valuation of investments held by our funds is the most critical estimate made by management impacting our results. Pursuant to specialized accounting for investment companies under GAAP, investments held by the funds are carried at their estimated fair values. The valuation of investments held by our funds has a significant impact on our results, as our management fees and incentive income are generally determined based on the fair value of these investments.
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
As of June 30, 2017, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 45% within Level I; approximately 33% within Level II; and approximately 22% within Level III. As of December 31, 2016, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 46% within Level I; approximately 32% within Level II; and approximately 22% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
Valuation of Investments. Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants as of the measurement date. The fair value of our funds’ investments is based on observable market prices when available. We, as the investment manager of our funds, determine the fair value of investments that are not actively traded on a recognized securities exchange or otherwise lack a readily ascertainable market value. The methods and procedures to value these investments may include the following: performing comparisons with prices of comparable or similar securities; obtaining valuation-related information from the issuers; calculating the present value of future cash flows; assessing other analytical data and information relating to the investment that is an indication of value; obtaining information provided by third parties; and evaluating financial information provided by the management of these investments.
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
We have established an internal control infrastructure over the valuation of financial instruments that includes ongoing oversight by our Valuations Controls Group and Valuation Committee, as well as periodic audits by our Internal Audit Group. These management control functions are segregated from the trading and investing functions.
The Valuation Committee is responsible for establishing the valuation policy and monitors compliance with the policy, ensuring that all of the funds’ investments reflect fair value, as well as providing oversight of the valuation process. The valuation policy includes, but is not limited to the following: determining the pricing sources used to value specific investment classes; the selection of independent pricing services; performing due diligence of independent pricing services; and the classification of investments within the fair value hierarchy. The Valuation Committee reviews a variety of reports on a monthly basis, which include the following: summaries of the sources used to determine the value of the funds’ investments; summaries of the fair value hierarchy of the funds’ investments; methodology changes and variance reports that compare the values of investments to independent pricing services. The Valuation Committee is independent from the investment professionals and may obtain input from investment professionals for consideration in carrying out its responsibilities.
The Valuation Committee has assigned the responsibility of performing price verification and related quality controls in accordance with the valuation policy to the Valuation Controls Group. The Valuation Controls Group’s other responsibilities include the following: overseeing the collection and evaluation of counterparty prices, broker-dealer quotations, exchange prices and pricing information provided by independent pricing services. Additionally, the Valuation Control Group is responsible for performing back testing by comparing prices observed in executed transactions to valuations and valuations provided by independent pricing service providers on a bi-weekly and monthly basis; performing stale pricing analysis on a monthly basis; performing due diligence reviews on independent pricing services on an annual basis; and recommending changes in valuation policies to the Valuation Committee. The Valuation Controls Group also verifies that indicative broker quotations used to value certain investments are representative of fair value through procedures such as comparison to independent pricing services, back testing procedures, review of stale pricing reports and performance of other due diligence procedures as may be deemed necessary.
Investment professionals and members of the Valuation Controls Group review a daily profit and loss report, as well as other periodic reports that analyze the profit and loss and related asset class exposure of the funds’ investments.
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
For information regarding the impact that the fair value measurement of assets under management has on our results, please see “Part I—Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
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
Substantially all of our deferred income tax assets relate to the goodwill and other intangible assets deductible for tax purposes by Oz Corp that arose in connection with the purchase of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings, subsequent exchanges of Group A Units for Class A Shares and subsequent payments to our executive managing directors and the Ziffs made under the tax receivable agreement, in addition to any related net operating loss carryforward. In accordance with relevant provisions of the Internal Revenue Code, we expect to take these goodwill and other intangible deductions over the 15-year period following the 2007 Offerings, as well as an additional 20-year loss carryforward period available to us in any year a net operating loss is generated as a result. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.
Oz Corp generated taxable income of $27.9 million for the six months ended June 30, 2017, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.7 billion over the remaining six-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available to us if a net operating loss is generated, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.7 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $31.8 billion as of July 1, 2017, we would need to generate a minimum compound annual growth rate in assets under management of less than 1%, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Oz Operating Partnerships, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of June 30, 2017, we had $249.0 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $103.7 million of net operating losses available to offset future taxable income for state income tax purposes and $96.1 million for local income tax purposes that will expire between 2035 and 2036. Based on the analysis set forth above, as of June 30, 2017, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and certain foreign net operating losses. Accordingly, a valuation allowance of $14.2 million has been established for these items.
Impact of Recently Adopted Accounting Pronouncements on Recent and Future Trends
The Financial Accounting Standards Board (the “FASB”) has issued various Accounting Standards Updates (“ASUs”) that could impact our future trends. For additional details regarding these ASUs, including methods of adoption, see Note 2 to our consolidated financial statements included in this report for additional information.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09. The requirements of ASU 2016-09 were effective for us beginning in the first quarter of 2017. As a result of adopting ASU 2016-09 we elected not to estimate forfeiture rates when calculating its equity-based compensation expense and will account for forfeitures as they occur. Additionally, we no longer maintain and track our APIC pool account, and recognize all excess tax benefits and tax deficiencies as income tax expenses or benefits in the statement of operations. This guidance was adopted on a prospective basis and we do not expect this to have a material impact on our future trends.
None of the other changes to GAAP that went into effect during the six months ended June 30, 2017 are expected to impact our future trends.
Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
Listed below are ASUs that have been issued but that we have not yet adopted that may impact our future trends. For additional details regarding these ASUs, including methods of adoption, see Note 2 to our consolidated financial statements included in this report.
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
ASU 2016-02, Leases.   ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. Upon adoption of the ASU, where we are the lessee, we will likely be required to recognize certain lease arrangements on our balance sheet for the first time, but will continue to recognize associated expenses on our statement of comprehensive income in a manner similar to existing accounting principles. The requirements of ASU 2016-02 are effective for us beginning in the first quarter of 2019. We have determined that most of our operating leases will be reported on our consolidated balance sheet at their present value. We do not expect the adoption of ASU 2016-02 to have a material effect on our future expense trends. See Note 15 to our consolidated financial statements included in this report for details related to our existing operating lease obligations as of June 30, 2017.
None of the other changes to GAAP that have been issued but that we have not yet adopted are expected to impact our future trends.

Economic Income Reconciliations
The tables below present the reconciliations of Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A.
Economic Income

	Three Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Income (Loss) Attributable to Class A Shareholders—GAAP	$16,454	$(3,356)	$13,098
Change in redemption value of Preferred Units	—	—	—
Net Income (Loss) Allocated to Och-Ziff Capital Management Group LLC—GAAP	16,454	(3,356)	13,098
Net income allocated to Group A Units	22,010	—	22,010
Equity-based compensation	22,287	673	22,960
Income taxes	3,244	—	3,244
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	3,793	3,793
Depreciation, amortization and net gains and losses on fixed assets	1,244	—	1,244
Other adjustments	(562)	(36)	(598)
Economic Income—Non-GAAP	$64,677	$1,074	$65,751

	Three Months Ended June 30, 2016
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
(Loss) Income Attributable to Class A Shareholders—GAAP	$(80,087)	$1,516	$(78,571)
Change in redemption value of Preferred Units	—	—	—
Net (Loss) Income Allocated to Och-Ziff Capital Management Group LLC—GAAP	$(80,087)	$1,516	$(78,571)
Net loss allocated to Group A Units	(115,632)	—	(115,632)
Equity-based compensation, net of RSUs settled in cash	18,687	784	19,471
Income taxes	10,911	—	10,911
Allocations to Group D Units	1,025	—	1,025
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	1,425	1,425
Changes in tax receivable agreement liability	(26)	—	(26)
Depreciation and amortization	3,394	186	3,580
Other adjustments	(858)	(84)	(942)
Economic Income—Non-GAAP	$(162,586)	$3,827	$(158,759)

	Six Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Income (Loss) Attributable to Class A Shareholders—GAAP	$10,974	$(5,040)	$5,934
Change in redemption value of Preferred Units	2,853	—	2,853
Net Income (Loss) Allocated to Och-Ziff Capital Management Group LLC—GAAP	13,827	(5,040)	8,787
Net income allocated to Group A Units	31,645	—	31,645
Equity-based compensation	39,985	1,453	41,438
Income taxes	15,296	4	15,300
Allocations to Group D Units	3,310	50	3,360
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	5,772	5,772
Depreciation, amortization and net gains and losses on fixed assets	5,456	—	5,456
Other adjustments	(1,396)	(213)	(1,609)
Economic Income—Non-GAAP	$108,123	$2,026	$110,149

	Six Months Ended June 30, 2016
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
(Loss) Income Attributable to Class A Shareholders—GAAP	$(151,809)	$3,882	$(147,927)
Change in redemption value of Preferred Units	—	—	—
Net (Loss) Income Allocated to Och-Ziff Capital Management Group LLC—GAAP	(151,809)	3,882	(147,927)
Net loss allocated to Group A Units	(203,651)	—	(203,651)
Equity-based compensation, net of RSUs settled in cash	36,655	1,358	38,013
Income taxes	29,450	—	29,450
Allocations to Group D Units	1,900	—	1,900
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	2,689	2,689
Changes in tax receivable agreement liability	(171)	—	(171)
Depreciation and amortization	6,609	373	6,982
Other adjustments	(1,508)	135	(1,373)
Economic Income—Non-GAAP	$(282,525)	$8,437	$(274,088)

Economic Income Revenues

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$74,798	$5,284	$80,082	$138,162	$5,237	$143,399
Adjustment to management fees(1)	(5,217)	—	(5,217)	(10,023)	—	(10,023)
Management Fees—Economic Income Basis—Non-GAAP	69,581	5,284	74,865	128,139	5,237	133,376

Incentive income—GAAP	64,821	1,294	66,115	6,950	1,186	8,136
Adjustment to incentive income(2)	—	—	—	—	—	—
Incentive Income—Economic Income Basis—Non-GAAP	64,821	1,294	66,115	6,950	1,186	8,136

Other revenues—GAAP	1,741	40	1,781	583	2	585
Adjustment to other revenues(3)	(1,258)	—	(1,258)	—	—	—
Other Revenues—Economic Income Basis—Non-GAAP	483	40	523	583	2	585
Total Revenues—Economic Income Basis—Non-GAAP	$134,885	$6,618	$141,503	$135,672	$6,425	$142,097

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$155,794	$10,543	$166,337	$289,937	$10,372	$300,309
Adjustment to management fees(1)	(10,661)	—	(10,661)	(22,554)	—	(22,554)
Management Fees—Economic Income Basis—Non-GAAP	145,133	10,543	155,676	267,383	10,372	277,755

Incentive income—GAAP	115,243	2,498	117,741	33,903	4,820	38,723
Adjustment to incentive income(2)	—	—	—	—	—	—
Incentive Income—Economic Income Basis—Non-GAAP	115,243	2,498	117,741	33,903	4,820	38,723

Other revenues—GAAP	2,491	66	2,557	1,155	9	1,164
Adjustment to other revenues(3)	(1,258)	—	(1,258)	—	—	—
Other Revenues—Economic Income Basis—Non-GAAP	1,233	66	1,299	1,155	9	1,164
Total Revenues—Economic Income Basis—Non-GAAP	$261,609	$13,107	$274,716	$302,441	$15,201	$317,642
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

(3)	Adjustment to exclude realized gains on sale of fixed assets.

Economic Income Expenses

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$60,315	$9,364	$69,679	$53,577	$4,166	$57,743
Adjustment to compensation and benefits(1)	(22,012)	(4,466)	(26,478)	(19,538)	(2,209)	(21,747)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$38,303	$4,898	$43,201	$34,039	$1,957	$35,996

Interest expense and general, administrative and other expenses—GAAP	$39,671	$646	$40,317	$277,637	$827	$278,464
Adjustment to interest expense and general, administrative and other expenses(2)	(7,766)	—	(7,766)	(13,415)	(186)	(13,601)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$31,905	$646	$32,551	$264,222	$641	$264,863

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$122,550	$17,072	$139,622	$103,303	$8,701	$112,004
Adjustment to compensation and benefits(1)	(42,882)	(7,275)	(50,157)	(38,205)	(4,047)	(42,252)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$79,668	$9,797	$89,465	$65,098	$4,654	$69,752

Interest expense and general, administrative and other expenses—GAAP	$91,241	$1,284	$92,525	$549,036	$2,483	$551,519
Adjustment to interest expense and general, administrative and other expenses(2)	(17,423)	—	(17,423)	(29,163)	(373)	(29,536)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$73,818	$1,284	$75,102	$519,873	$2,110	$521,983
_______________

(1)
Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement. Further, expenses related to compensation and profit-sharing arrangements based on fund investment performance are generally recognized at the same time as the related incentive income revenue, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Distributions to the Group D Units are also excluded, as management reviews operating performance at the Oz Operating Group level, where our operations are performed, prior to making any income allocations. Further, deferred cash compensation is expensed in full in the year granted for Economic Income, rather than over the service period for GAAP.

(2)
Adjustment to exclude depreciation, amortization and losses on fixed assets as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Other Economic Income Items

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income (loss) attributable to noncontrolling interests—GAAP	$21,956	$186	$22,142	$(115,646)	$54	$(115,592)
Adjustment to net income (loss) attributable to noncontrolling interests(1)	(21,956)	(186)	(22,142)	115,643	(54)	115,589
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$—	$—	$—	$(3)	$—	$(3)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income (loss) attributable to noncontrolling interests—GAAP	$31,579	$341	$31,920	$(203,667)	$230	$(203,437)
Adjustment to net income (loss) attributable to noncontrolling interests(1)	(31,579)	(341)	(31,920)	203,662	(230)	203,432
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$—	$—	$—	$(5)	$—	$(5)
_______________

(1)
Adjustment to exclude amounts allocated to our executive managing directors on their interests in the Oz Operating Group, as management reviews operating performance at the Oz Operating Group level. We conduct substantially all of our activities through the Oz Operating Group. Additionally, the impact of the consolidated funds, including the allocation of earnings to investors in those funds, is also removed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment manager for the funds, and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income.
Fair value of the financial assets and liabilities of the funds may fluctuate in response to changes in the value of investments, foreign currency exchange rates, commodity prices and interest rates. The fair value changes in the assets and liabilities of the funds may affect the management fees and incentive income we may earn from the funds.
With regards to the consolidated funds, the net effect of these fair value changes primarily impacts the net gains of consolidated funds in our consolidated statements of comprehensive income (loss); however, a large portion of these fair value changes is absorbed by the investors of these funds (noncontrolling interests). We may also be entitled to a portion of these earnings through our incentive income allocation as general partner of these funds.
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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of June 30, 2017 and December 31, 2016, would have resulted in a change of approximately $2.1 billion and $2.6 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of July 1, 2017 (the date management fees are calculated for the third quarter of 2017) would impact management fees charged on that day by approximately $4.6 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2017, would have impacted management fees charged on that day by approximately $5.6 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of June 30, 2017 and December 31, 2016, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
Interest Rate Risk
Our Senior Notes and Aircraft Loan are fixed-rate borrowings. Our borrowings under the Revolving Credit Facility and CLO Investments Loans and our investments in CLOs accrue interest at variable rates. Our funds also have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest income and interest expense, future earnings and cash flows.
We estimate that as of June 30, 2017 and December 31, 2016, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
As previously reported in the Form 8-K filed on May 9, 2017, in a non-binding advisory vote on the frequency of future say on pay votes held at the 2017 Annual Meeting, 48,657,432 shares voted for one year, 141,612 shares voted for two years, 291,200,324 shares voted for three years, 844,686 shares abstained and there were 53,961,681 broker non-votes. We have considered the outcome of this advisory vote and have determined, as was recommended with respect to this proposal by our Board of Directors in the definitive proxy statement for the 2017 Annual Meeting, that we will hold future say on pay votes every three years until the occurrence of the next advisory vote on the frequency of future say on pay votes. The next advisory vote regarding the frequency of future say on pay votes is required to occur no later than our 2023 Annual Meeting of Stockholders.

Item 6. Exhibits

Exhibit No.	Description
10.1
Amendment No. 2 to Credit and Guaranty Agreement, dated as of June 13, 2017, among OZ Management LP, as borrower, OZ Advisors LP, OZ Advisors II LP and Och-Ziff Finance Co. LLC, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent.

10.2	Amendment to The Och-Ziff Capital Management LLC 2013 Incentive Plan, effective May 9, 2017, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed May 9, 2017.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2017

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Alesia J. Haas
Alesia J. Haas
Chief Financial Officer and Executive Managing Director