Form 10-Q
period 2017-09-30
Och-Ziff Capital Management Group LLC
filed 2017-11-02
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of October 30, 2017, there were 185,436,163 Class A Shares and 339,339,478 Class B Shares outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2017	December 31, 2016

	(dollars in thousands)
Assets
Cash and cash equivalents	$317,917	$329,813
Investments (includes assets measured at fair value of $289,525 and $21,341 as of September 30, 2017 and December 31, 2016, respectively)	304,648	37,980
Income and fees receivable	77,847	176,638
Due from related parties	22,802	20,494
Deferred income tax assets	683,152	695,441
Other assets, net	83,517	169,984
Assets of consolidated funds:
Investments of consolidated funds, at fair value	41,074	37,661
Other assets of consolidated funds	12,416	17,544
Total Assets	$1,543,373	$1,485,555

Liabilities and Shareholders’ (Deficit) Equity
Liabilities
Compensation payable	$53,143	$206,106
Due to related parties	521,948	522,101
Debt obligations	541,016	577,128
Other liabilities (includes liabilities measured at fair value of $0 and $8,204 as of September 30, 2017 and December 31, 2016, respectively)	180,443	174,994
Liabilities of consolidated funds:
Other liabilities of consolidated funds	8,965	15,197
Total Liabilities	1,305,515	1,495,526

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interests (Note 3)	445,142	284,121

Shareholders’ (Deficit) Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 185,312,439 and 184,843,255 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 339,339,478 and 297,317,019 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Paid-in capital	3,087,247	3,097,431
Accumulated deficit	(3,558,633)	(3,563,452)
Shareholders’ deficit attributable to Class A Shareholders	(471,386)	(466,021)
Shareholders’ equity attributable to noncontrolling interests	264,102	171,929
Total Shareholders’ (Deficit) Equity	(207,284)	(294,092)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ (Deficit) Equity	$1,543,373	$1,485,555
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(dollars in thousands)
Revenues
Management fees	$77,171	$128,513	$243,508	$428,822
Incentive income	51,249	18,754	168,990	57,477
Other revenues	1,524	380	4,081	1,544
Income of consolidated funds	2,055	458	3,518	1,262
Total Revenues	131,999	148,105	420,097	489,105

Expenses
Compensation and benefits	74,490	57,758	214,112	169,762
Interest expense	5,611	6,129	17,043	17,452
General, administrative and other	33,136	56,125	114,229	596,321
Expenses of consolidated funds	8,824	17	9,368	316
Total Expenses	122,061	120,029	354,752	783,851

Other Income
Changes in tax receivable agreement liability	—	11,819	—	11,990
Net gains on investments in funds and joint ventures	264	803	1,050	1,302
Net gains of consolidated funds	7,658	821	8,278	2,182
Total Other Income	7,922	13,443	9,328	15,474

Income (Loss) Before Income Taxes	17,860	41,519	74,673	(279,272)
Income taxes	1,942	9,986	17,242	39,436
Consolidated and Comprehensive Net Income (Loss)	15,918	31,533	57,431	(318,708)
Less: (Income) loss attributable to noncontrolling interests	(9,760)	(16,570)	(41,680)	186,867
Less: Income attributable to redeemable noncontrolling interests	(432)	(678)	(1,238)	(1,801)
Net Income (Loss) Attributable to Och-Ziff Capital Management Group LLC	5,726	14,285	14,513	(133,642)
Less: Change in redemption value of Preferred Units	—	—	(2,853)	—
Net Income (Loss) Attributable to Class A Shareholders	$5,726	$14,285	$11,660	$(133,642)

Earnings (Loss) per Class A Share
Income (Loss) per Class A Share - basic	$0.03	$0.08	$0.06	$(0.73)
Income (Loss) per Class A Share - diluted	$0.03	$0.05	$0.06	$(0.75)
Weighted-average Class A Shares outstanding - basic	186,235,651	182,521,225	186,201,389	182,508,296
Weighted-average Class A Shares outstanding - diluted	186,235,651	479,838,244	186,201,389	479,825,416

Dividends Paid per Class A Share	$0.02	$—	$0.05	$—

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders' Deficit Attributable to Class A Shareholders	Shareholders' Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2016	184,843,255	297,317,019	$3,097,431	$(3,563,452)	$(466,021)	$171,929	$(294,092)
Capital contributions	—	—	—	—	—	783	783
Capital distributions	—	—	—	—	—	(16,317)	(16,317)
Cash dividends declared on Class A Shares	—	—	—	(9,256)	(9,256)	—	(9,256)
Equity-based compensation, net of taxes	469,184	172,459	25,716	—	25,716	37,135	62,851
Dividend equivalents on Class A restricted share units	—	—	438	(438)	—	—	—
Relinquishment of Group A Units (Note 3)	—	(30,000,000)	—	—	—	—	—
Class B Shares granted to holders of Group P Units (Note 3)	—	71,850,000	—	—	—	—	—
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	(12,266)	—	(12,266)	12,266	—
Dilution of proceeds from tax receivable agreement waiver (Note 3)	—	—	(21,219)	—	(21,219)	21,219	—
Change in redemption value of Preferred Units	—	—	(2,853)	—	(2,853)	(4,593)	(7,446)
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	14,513	14,513	41,680	56,193
As of September 30, 2017	185,312,439	339,339,478	$3,087,247	$(3,558,633)	$(471,386)	$264,102	$(207,284)
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2017	2016

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income (loss)	$57,431	$(318,708)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Amortization of equity-based compensation	63,696	56,311
Depreciation, amortization and net gains and losses on fixed assets	7,693	14,947
Deferred income taxes	12,395	31,038
Net gains on investments in funds and joint ventures	(1,050)	(1,302)
Operating cash flows due to changes in:
Income and fees receivable	98,791	77,760
Due from related parties	(2,308)	(9,888)
Other assets, net	27,175	9,762
Due to related parties	(153)	(12,133)
Compensation payable	(152,838)	(153,875)
Other liabilities	5,286	398,686
Consolidated funds related items:
Net gains of consolidated funds	(8,278)	(2,182)
Purchases of investments	(383,184)	(185,940)
Proceeds from sale of investments	146,907	175,131
Other assets of consolidated funds	(306,453)	9,078
Other liabilities of consolidated funds	78,044	558
Net Cash (Used in) Provided by Operating Activities	(356,846)	89,243

Cash Flows from Investing Activities
Purchases of fixed assets	(3,857)	(7,559)
Proceeds from sale of fixed assets (Note 7)	57,599	—
Purchases of United States government obligations	(112,400)	(29,915)
Maturities of United States government obligations	—	18,500
Investments in funds	(132,102)	(12,734)
Return of investments in funds	4,310	1,493
Other, net	—	(17)
Net Cash Used in Investing Activities	(186,450)	(30,232)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Nine Months Ended September 30,
	2017	2016

	(dollars in thousands)
Cash Flows from Financing Activities
Issuance and sale of Preferred Units, net of issuance costs	150,054	—
Contributions from noncontrolling and redeemable noncontrolling interests	3,066	2,551
Distributions to noncontrolling and redeemable noncontrolling interests	(16,317)	(225)
Dividends on Class A Shares	(9,256)	—
Proceeds from debt obligations	127,864	120,000
Repayment of debt obligations	(167,319)	(2,738)
Proceeds from debt obligations of consolidated CLO	666,712	—
Repayment of debt obligations of consolidated CLO	(222,434)	—
Withholding taxes paid on vested RSUs	(840)	(2,340)
Other, net	(130)	141
Net Cash Provided by Financing Activities	531,400	117,389
Net Change in Cash and Cash Equivalents	(11,896)	176,400
Cash and Cash Equivalents, Beginning of Period	329,813	254,070
Cash and Cash Equivalents, End of Period	$317,917	$430,470

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$11,199	$10,374
Income taxes	$3,196	$10,563
Non-cash transactions:
Assets related to the initial consolidation of CLO	$100,156	$—
Liabilities related to the initial consolidation of CLO	$99,878	$—
Assets related to the deconsolidation of CLO	$653,629	$—
Liabilities related to the deconsolidation of CLO	$629,282	$—
Increase in paid in capital as a result of waiver of payments under tax receivable agreement (Note 15)	$—	$54,112

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

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
SEPTEMBER 30, 2017

Interim Accrual of Annual Discretionary Cash Bonus
In the first quarter of 2017, the Company decided to provide a minimum annual discretionary cash bonus. As a result of this decision, the Company accrues the minimum annual discretionary cash bonus on a straight-line basis during the year. The total amount of discretionary cash bonuses ultimately recognized for the full year, which is determined in the fourth quarter of each year, could differ materially from the minimum amount accrued, as the total discretionary cash bonus is dependent upon a variety of factors, including fund performance for the year.
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
None of the other changes to GAAP that went into effect in the nine months ended September 30, 2017 has had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605-Revenue Recognition and most industry-specific revenue recognition guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is in the process of implementing the new revenue guidance and is continuing to evaluate the effect the ASU will have on its consolidated financial statements, including, whether the Company: (a) will be required to recognize incentive income earlier than as prescribed under current guidance, (b) should present certain revenue streams on a gross or net basis depending on whether it is identified as principal or agent in a transaction where the standard’s core principle is

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

one of control and not risks and rewards, as is the case with the current guidance, and (c) whether certain costs associated with business development and deal origination, which are currently recognized as an expense as incurred, should be initially deferred and subsequently recognized as an expense over a specified period. The ASU also introduces new qualitative and quantitative disclosure requirements and requires disaggregation of revenue information beyond that which is currently required, that will significantly impact the information presented in the notes to the Company’s consolidated financial statements. The Company expects to adopt ASU 2014-09 using a modified retrospective application approach in the first quarter of 2018.
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
The following table presents the components of the net income (loss) attributable to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(dollars in thousands)
Group A Units	$9,500	$16,313	$41,145	$(187,338)
Consolidated funds	—	—	—	262
Other	260	257	535	209
	$9,760	$16,570	$41,680	$(186,867)
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	September 30, 2017	December 31, 2016

	(dollars in thousands)
Group A Units	$260,011	$166,521
Other	4,091	5,408
	$264,102	$171,929

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

The Preferred Units and fund investors’ interests in certain consolidated funds are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests:

	Nine Months Ended September 30, 2017
	Consolidated Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$21,621	$262,500	$284,121
Change in redemption value of Preferred Units	—	7,446	7,446
Preferred Units issuance, net of issuance costs	—	150,054	150,054
Capital contributions	2,283	—	2,283
Comprehensive income	1,238	—	1,238
Ending Balance	$25,142	$420,000	$445,142
Oz Operating Group Ownership
The Company’s equity interest in the Oz Operating Group increased to 40.9% as of September 30, 2017, from 38.3% as of December 31, 2016, (excluding Group P Units, as they are not yet participating in the economics of the Oz Operating Group). Changes in the Company’s interest in the Oz Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan related to the settlement of RSUs; (iii) the forfeiture of Group A Units and Group P Units by a departing executive managing director; and (iv) the repurchase of Class A Shares and Group A Units. The Company’s interest in the Oz Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs. These increases will be offset upon any conversion by an executive managing director of Group D Units, which are not considered equity for GAAP purposes, into Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director. Additionally, the Company’s interest in the Oz Operating Group will decline when Group P Units begin to participate as described below.
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
The Company granted 71.9 million Group P Units in March 2017, at the average fair value of $1.25 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 35.7%, dividend rate of 10.0%, and risk-free discount rate of 2.2%. The requisite service period for these Incentive Awards was estimated to be 3.9 years at the time of the grant. As of September 30, 2017, there were 71.9 million Group P Units outstanding and total unrecognized stock-based compensation expense related to unvested awards was $75.3 million.
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
SEPTEMBER 30, 2017

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
United States government obligations, at fair value(1)	$112,722	$—
CLOs, at fair value	176,803	21,341
Other funds and joint ventures, equity method	15,123	16,639
Total Investments	$304,648	$37,980
_______________
(1) Held by the Oz Operating Group and of which $99.8 million mature on December 21, 2017 and $12.9 million mature on March 1, 2018.
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

•
Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. The types of assets and liabilities that would generally be included in this category include real estate investments, equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank debt securities, certain commercial real estate debt, certain OTC derivatives, residential and commercial mortgage-backed securities, asset-backed securities, collateralized debt obligations and investments in affiliated credit funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments including assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2017:

	As of September 30, 2017
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
United States government obligations	$112,722	$—	$—	$112,722
CLOs(1)	$—	$—	$176,803	$176,803

Investments of consolidated funds:
Bank debt	$—	$17,737	$23,337	$41,074
_______________
(1) As of September 30, 2017, investments in CLOs had contractual principal amounts of $176.6 million outstanding.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Gains and losses, excluding those of the consolidated funds are recorded within net gains on investments in funds and joint ventures in the consolidated statements of comprehensive income (loss), and gains and losses of the consolidated funds are recorded within net gains (losses) of consolidated funds. Amounts related to the deconsolidation of the Company’s funds upon the adoption of ASU 2015-02 on January 1, 2016, and deconsolidation of the CLO in the third quarter of 2017 are included within investment sales. Amounts related to the initial consolidation of the CLO in the second quarter of 2017 are included within investment purchases.
The following tables summarize the changes in the Company’s Level III assets and liabilities for the three months ended September 30, 2017:

	June 30, 2017	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	September 30, 2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$43,723	$—	$—	$132,685	$—	$395	$176,803

Investments of consolidated funds:
Bank debt	$39,338	$8,840	$(21,900)	$30,470	$(33,975)	$564	$23,337
The following tables summarize the changes in the Company’s Level III assets for the three months ended September 30, 2016:

	June 30, 2016	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	September 30, 2016

	(dollars in thousands)
Assets, at Fair Value
Investments of consolidated funds:
Bank debt	$8,868	$—	$(925)	$19,317	$(11,325)	$315	$16,250

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

The following tables summarize the changes in the Company’s Level III assets and liabilities for the nine months ended September 30, 2017:

	December 31, 2016	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	September 30, 2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$21,341	$—	$—	$152,885	$—	$2,577	$176,803

Investments of consolidated funds:
Bank debt	$18,127	$767	$(17,311)	$87,611	$(67,082)	$1,225	$23,337
The following table summarizes the changes in the Company’s Level III assets for the nine months ended September 30, 2016:

	December 31, 2015	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	September 30, 2016

	(dollars in thousands)
Assets, at Fair Value
Investments of consolidated funds:
Bank debt	$1,998,423	$—	$(466)	$66,545	$(2,049,067)	$815	$16,250
Real estate investments	719,957	—	—	—	(719,957)	—	—
Residential mortgage-backed securities	323,571	—	—	—	(323,571)	—	—
Collateralized debt obligations	83,759	—	—	—	(83,759)	—	—
Energy and natural resources limited partnerships	70,604	—	—	—	(70,604)	—	—
Commercial real estate debt	18,295	—	—	—	(18,295)	—	—
Asset-backed securities	23,739	—	—	—	(23,739)	—	—
Commercial mortgage-backed securities	13,803	—	—	—	(13,803)	—	—
Other investments (including derivatives, net)	1,938	—	—	—	(1,938)	—	—
	$3,254,089	$—	$(466)	$66,545	$(3,304,733)	$815	$16,250
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
SEPTEMBER 30, 2017

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III assets and liabilities held as of the reporting date. These gains and losses are included within net gains of consolidated funds in the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$178	$—	$2,360	$—

Investments of consolidated funds:
Bank debt	$61	$242	$142	$322
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
As further discussed in Note 6, the Company consolidated a CLO warehouse vehicle beginning in the second quarter of 2017, which was then deconsolidated during the third quarter of 2017. The Company elected to measure the debt obligations of the consolidated CLO at fair value through consolidated net income (loss) in order to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLO. For the period the CLO was consolidated, changes in fair value of these assets and liabilities were included within net gains (losses) of consolidated funds in the consolidated statements of comprehensive income (loss). The Company accrued interest income and interest expense of the consolidated CLO using the effective interest method.
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
SEPTEMBER 30, 2017

Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations, approximated their fair values as of September 30, 2017. The Senior Notes are categorized as Level II and the CLO Investments Loans (as defined in Note 9) are categorized as Level III within the fair value hierarchy. The fair value of the Senior Notes and the CLO Investments Loans were determined using independent pricing services.
Assets Measured at Fair Value on a Non-Recurring Basis
As of December 31, 2016, the Company measured its aircraft held for sale at fair value, less cost to sell, and loans held for sale at fair value. See Note 7 for the carrying values of these assets. These non-recurring fair value measurements are categorized as Level III for the aircraft and Level II for the loans held for sale. The fair value for the aircraft was determined using recent market sales for comparable aircraft and bids received, and the Company assessed whether recent bids were supportive of transactions seen in recent sales for similar aircraft. The fair value for the loans held for sale was determined using independent pricing services. During the nine months ended September 30, 2017, the Company sold its aircraft and loans held for sale.
5. TRANSFERS OF FINANCIAL ASSETS
Investments in CLOs and Related Transactions
During the nine months ended September 30, 2017, the Company sold $45.6 million of loans to CLOs managed by the Company. These loans were previously purchased by the Company in the open market, and were sold for cash at cost to the CLOs. The loans were accounted for as transfers of financial assets and met the criteria for derecognition under GAAP. As of September 30, 2017 and December 31, 2016, the outstanding principal amount on the loans that have been sold to the CLOs was $61.0 million and $19.7 million, respectively. As of September 30, 2017, there were no delinquencies or credit losses related to the loans sold.
The Company invests in senior secured and subordinated notes issued by CLOs to which it sold the loans discussed above. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issues by each CLO) in order to comply with recently enacted risk retention rules in the U.S. and Europe. The retained interests are reported within investments on the Company’s consolidated balance sheet (see Note 4). In the nine months ended September 30, 2017 and in the year ended December 31, 2016, the Company made investments of $45.4 million and $21.5 million, respectively, related to these retained interests. As of September 30, 2017 and December 31, 2016, the Company’s investments in these retained interests had a fair value of $69.6 million and $21.3 million, respectively. The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interests and principal, as applicable, on these retained interests. In the three and nine months ended September 30, 2017, the Company received $474 thousand of interest payments related to the retained interests.
The Company uses independent pricing services to value its investments in the CLOs, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investments in CLOs.
6. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of funds that are considered VIEs. See Note 2 of the Company’s Annual Report for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company.
In the second quarter of 2017, the Company consolidated one of the CLOs it manages as a result of increasing its investment in the vehicle, which provided the Company with a controlling financial interest in the VIE. In the third quarter of 2017, the CLO issued notes to investors and as a result the Company’s interest in the CLO was limited to a 5% risk retention

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

investment. Due to the reconsideration event, the Company deconsolidated the CLO in the third quarter of 2017. No gains or losses were recognized as a result of the deconsolidation.
The table below presents the assets and liabilities of VIEs consolidated by the Company:

	September 30, 2017	December 31, 2016

	(dollars in thousands)
Assets
Assets of consolidated funds:
Investments of consolidated funds, at fair value	$41,074	$37,661
Other assets of consolidated funds	12,416	17,544
Total Assets	$53,490	$55,205

Liabilities
Liabilities of consolidated funds:
Other liabilities of consolidated funds	8,965	15,197
Total Liabilities	$8,965	$15,197
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
The table below presents the net assets of VIEs in which the Company has variable interests:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$7,177,884	$4,069,617

Maximum risk of loss as a result of the Company's involvement with VIEs:
Unearned revenues	123,194	96,409
Income and fees receivable	6,811	13,074
Investments in funds	187,819	35,868
Maximum Exposure to Loss	$317,824	$145,351

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

7. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2017	December 31, 2016

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$53,419	$54,414
Computer hardware and software	42,437	40,093
Furniture, fixtures and equipment	8,571	8,919
Corporate aircraft held for sale	—	56,251
Accumulated depreciation and amortization	(56,056)	(49,890)
Fixed assets, net	48,371	109,787
Goodwill	22,691	22,691
Prepaid expenses	9,415	12,753
Trades receivable for loans subject to forward sale agreement	—	10,391
Loans held for sale	—	8,204
Other	3,040	6,158
Total Other Assets, Net	$83,517	$169,984
During the first half of 2017, the Company sold its corporate aircraft for $57.6 million. As a result, the Company recognized a net gain on sale of $1.3 million in the period. The gain is included within other revenues in the consolidated statements of comprehensive income (loss).
8. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2017	December 31, 2016

	(dollars in thousands)
Unearned incentive income	$122,833	$96,079
Accrued expenses	28,232	30,728
Deferred rent credit	8,874	15,046
Interest payable	7,083	2,654
Loan trades payable	—	10,391
Obligation to deliver loans subject to forward sale agreement, at fair value	—	8,204
Other	13,421	11,892
Total Other Liabilities	$180,443	$174,994
9. DEBT OBLIGATIONS
As of September 30, 2017, the Company’s outstanding indebtedness was primarily comprised of senior notes (the “Senior Notes”) and secured loans to finance the purchase of the Company’s investments in CLOs (“CLO Investments Loans”).

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

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
The Company is subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus 0% to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management LP’s credit rating throughout the term of the facility. As of September 30, 2017, the current rates for borrowings would be LIBOR plus 2.00%, and the undrawn commitment fee was 0.25%.
In March 2017, the Company repaid its outstanding obligation under the Revolving Credit Facility in full, and as a result has $150.0 million available under the facility as of September 30, 2017.
The Revolving Credit Facility includes two financial maintenance covenants. The first covenant prohibits total fee-paying assets under management as of the last day of any fiscal quarter to be less than $22.0 billion for two successive quarters. The second covenant prohibits the economic income leverage ratio (as defined in the Revolving Credit Facility) from exceeding: (i) 4.00 to 1.00 for each fiscal quarter ending on or prior to December 31, 2017; (ii) 3.50 to 1.00 for each fiscal quarter ending on or after March 31, 2018 but on or prior to December 31, 2018; and (iii) 3.00 to 1.00 for each fiscal quarter ending on or after March 31, 2019. As of September 30, 2017, the Company was in compliance with the financial maintenance covenants.
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
SEPTEMBER 30, 2017

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
CLO Investments Loans
The Company enters into loans to finance portions of its investments in CLOs (collectively “the CLO Investments Loans”). These loans are collateralized by the investments in CLOs held by the Company. In general, the Company will make interest and principal payments on the loans at such time interest payments are received on its investments in the CLOs, and will make principal payments on the loans to the extent principal payments are received on its investments in the CLOs, with any remaining balance due upon maturity.
The loans are subject to customary events of default and covenants and includes terms that require the Company’s continued involvement with the CLOs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

The table below presents information related to CLO Investments Loans as of September 30, 2017. Carrying values presented below are net of discounts, if any, and unamortized deferred financing costs. The maturity date for each CLO Investments Loan is the earlier of the final maturity date presented in the table below or at such a time when the Company no longer holds a risk retention investment in the respective CLO.

Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			September 2017	December 2016

			(dollars in thousands)
December 15, 2016	EURIBOR plus 2.23%	December 15, 2023	$17,744	$15,801
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	17,037	—
July 21, 2017	LIBOR plus 1.43%	January 22, 2029	21,671	—
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,633	—
August 17, 2017	LIBOR plus 1.43%	April 30, 2030	22,890	—
September 14, 2017	LIBOR plus 1.41%	April 22, 2030	25,410	—
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	19,206	—
			$145,591	$15,801
10. PREFERRED UNITS
Pursuant to a securities purchase agreement, dated September 29, 2016 (the “Purchase Agreement”), certain of the Company’s executive managing directors, including Daniel S. Och (the “EMD Purchasers”), agreed to purchase up to a total of 400,000 Preferred Units for an aggregate amount of up to $400.0 million. On October 5, 2016, the Company completed a $250.0 million issuance and sale of 250,000 Preferred Units. On January 23, 2017, the Company completed an additional $150.0 million issuance and sale of 150,000 Preferred Units. As of September 30, 2017, 400,000 Preferred Units remained issued and outstanding.
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
SEPTEMBER 30, 2017

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
The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 10.9% and 24.1% for the three months ended September 30, 2017 and 2016, respectively, and 23.1% and -14.1% for the nine months ended September 30, 2017 and 2016, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the Company’s consolidated net income is not subject to federal, state and local corporate income taxes in the United States, as these amounts are allocated to the executive managing directors on their Group A Units or to fund investors in the Company’s consolidated funds (each of which is included within noncontrolling interests); (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; (iii) certain foreign subsidiaries are subject to foreign corporate income taxes; in addition, in the year-to-date period, the valuation allowance on the Company’s foreign tax credits increased.
In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets.
As of September 30, 2017 and December 31, 2016, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the three and nine months ended September 30, 2017, the Company did not accrue interest or penalties related to uncertain tax positions. As of September 30, 2017, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.6 million as of September 30, 2017.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

12. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Professional services	$9,414	$18,179	$31,170	$61,374
Occupancy and equipment	7,391	9,412	25,868	27,903
Information processing and communications	6,611	7,997	20,822	26,671
Recurring placement and related service fees	4,829	8,808	15,490	31,362
Insurance	1,843	3,999	5,727	12,030
Business development	644	2,458	5,614	10,916
Other expenses	2,404	7,456	9,538	13,964
	33,136	58,309	114,229	184,220
Settlements expense	—	(2,184)	—	412,101
Total General, Administrative and Other	$33,136	$56,125	$114,229	$596,321
13. EARNINGS (LOSS) PER CLASS A SHARE
Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended September 30, 2017 and 2016 the Company included 1,011,588 and 1,060,924 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share. For the nine months ended September 30, 2017 and 2016 the Company included 1,103,969 and 1,162,390 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share.
The Company did not include the Group P Units in the calculations of dilutive earnings (loss) per Class A Share, as the applicable Performance Condition has not yet been met as of September 30, 2017 (see Note 3).
The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

Three Months Ended September 30, 2017	Net Income Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$5,726	186,235,651	$0.03
Effect of dilutive securities:
Group A Units	—	—		267,489,478
RSUs	—	—		22,538,548
Diluted	$5,726	186,235,651	$0.03

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

Three Months Ended September 30, 2016	Net Income Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$14,285	182,521,225	$0.08
Effect of dilutive securities:
Group A Units	9,782	297,317,019		—
RSUs	—	—		14,470,201
Diluted	$24,067	479,838,244	$0.05

Nine Months Ended September 30, 2017	Net Income Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$11,660	186,201,389	$0.06
Effect of dilutive securities:
Group A Units	—	—		273,923,088
RSUs	—	—		21,733,730
Diluted	$11,660	186,201,389	$0.06

Nine Months Ended September 30, 2016	Net Loss Attributable to Class A Shareholders	Weighted-Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(133,642)	182,508,296	$(0.73)
Effect of dilutive securities:
Group A Units	(226,476)	297,317,120		—
RSUs	—	—		14,092,299
Diluted	$(360,118)	479,825,416	$(0.75)
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

Management Fees and Incentive Income Earned from Related Parties and Waived Fees
As of September 30, 2017 and 2016, respectively, approximately $2.8 billion and $2.6 billion, of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of September 30, 2017 and 2016, approximately 69% and 51%, respectively, of these affiliated assets under management were not charged management fees and were not subject to an incentive income calculation.
The following table presents management fees and incentive income charged on investments held by related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$2,703	$4,472	$8,037	$13,731
Incentive income	$141	$825	$2,476	$2,825

Corporate Aircraft
The Company’s corporate aircraft were sold in the first half of 2017. Until that time they were used primarily for business purposes. From time to time, certain executive managing directors used the aircraft for personal use. For the three months ended September 30, 2017 and 2016, the Company charged no fees and $74 thousand, respectively, for personal use of the aircraft by certain executive managing directors. For the nine months ended September 30, 2017 and 2016 the Company charged $360 thousand and $669 thousand, respectively, for personal use of the aircraft by certain executive managing directors.
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Oz Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of September 30, 2017, the estimated future payment under the tax receivable agreement was $520.8 million, which is recorded in due to related parties on the consolidated balance sheets.
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
On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserted claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014. Daniel Och, Joel Frank and Michael Cohen were also named as defendants. On March 16, 2015, all defendants moved to dismiss the amended complaint. On February 17, 2016, the court entered an order granting in part the motion to dismiss filed by the Company and Messrs. Och and Frank and dismissing Mr. Cohen from the action. On March 23, 2016, the Company and Messrs. Och and Frank filed their answer to the amended complaint. On November 18, 2016, plaintiffs filed a second amended complaint asserting claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from November 18, 2011 to April 11, 2016. The second amended complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters that were under investigation by the SEC and the DOJ, and names the Company and Messrs. Och, Frank and Cohen as defendants. On November 23, 2016, Mr. Cohen objected to being named as a defendant in the second amended complaint on procedural grounds. On December 21, 2016, the court directed the plaintiffs to file a motion for permission to renew their claims against Mr. Cohen. Plaintiffs filed their motion on January 7, 2017. On January 11, 2017, the Company filed a motion to dismiss those portions of the second amended complaint that seek to revive dismissed claims or assert new claims against it, and Messrs. Och and Frank filed motions to dismiss as well. On September 29, 2017, the Court granted the Company’s motion to dismiss in its entirety and dismissed Plaintiffs’ revived claims and new claims against the Company and Messrs. Och and Frank. The Court also dismissed Mr. Cohen from the case entirely and denied Plaintiffs’ request to file a further amended complaint.
The Company believes the pending case is without merit and intends to defend it vigorously. The Company is unable to reasonably estimate the amount of loss or range of loss possible for this case.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

Unearned Incentive Income
The Company receives incentive income distributions from certain funds that are subject to clawback in the event of future losses in the respective fund. The Company recognizes this incentive income when it is no longer subject to clawback. These clawback contingencies will be resolved as remaining investments in the respective funds are realized, the timing of which is uncertain. The following table presents the activity in the Company’s unearned incentive income liability:

Unearned Incentive Income
(dollars in thousands)
Balance as of December 31, 2016	$96,079
Incentive income collected but subject to clawback	30,024
Incentive income recognized	(3,270)
Balance as of September 30, 2017	$122,833
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
SEPTEMBER 30, 2017

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
Oz Funds Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(dollars in thousands)
Oz Funds Segment:
Economic Income Revenues	$119,390	$131,101	$380,999	$433,542
Economic Income	$49,768	$52,725	$157,891	$(229,800)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2017

Reconciliation of Oz Funds Segment Revenues to Consolidated Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(dollars in thousands)
Total consolidated revenues	$131,999	$148,105	$420,097	$489,105
Adjustment to management fees(1)	(4,827)	(8,808)	(15,488)	(31,362)
Adjustment to other revenues(2)	141	—	(1,117)	—
Other Operations revenues	(5,868)	(7,738)	(18,975)	(22,939)
Income of consolidated funds	(2,055)	(458)	(3,518)	(1,262)
Economic Income Revenues - Oz Funds Segment	$119,390	$131,101	$380,999	$433,542
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude realized gains on sale of fixed assets.
Reconciliation of Oz Funds Segment Economic Income to Net Income (Loss) Attributable to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$5,726	$14,285	$11,660	$(133,642)
Change in redemption value of Preferred Units	—	—	2,853	—
Net Income (Loss) Attributable to Och-Ziff Capital Management Group LLC—GAAP	$5,726	$14,285	$14,513	$(133,642)
Net income (loss) attributable to Group A Units	9,500	16,313	41,145	(187,338)
Equity-based compensation, net of RSUs settled in cash	22,128	18,298	63,566	56,311
Income taxes	1,942	9,986	17,242	39,436
Allocations to Group D Units	1,554	950	4,914	2,850
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	7,470	2,741	13,242	5,430
Changes in tax receivable agreement liability	—	(11,819)	—	(11,990)
Depreciation, amortization and net gains and losses on fixed assets	2,237	7,965	7,693	14,947
Other adjustments	(568)	(1,299)	(2,177)	(2,672)
Other Operations	(221)	(4,695)	(2,247)	(13,132)
Economic Income - Oz Funds Segment	$49,768	$52,725	$157,891	$(229,800)
17. SUBSEQUENT EVENTS
Dividend
On November 2, 2017, the Company announced a cash dividend of $0.02 per Class A Share. The dividend is payable on November 20, 2017, to holders of record as of the close of business on November 13, 2017.

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
Overview
Overview of Our Financial Results
We reported GAAP net income attributable to Class A Shareholders of $5.7 million for the third quarter of 2017, compared to net income of $14.3 million for the third quarter of 2016, and GAAP net income of $11.7 million for the first nine months of 2017, compared to a net loss of $133.6 million for the first nine months of 2016.
The quarter-to-date decrease in GAAP earnings was primarily due to lower management fees, partially offset by higher incentive income, lower taxes and lower general, administrative and other expenses. Higher bonus expenses also contributed to the decrease in our GAAP earnings, due to our decision to provide a minimum annual discretionary cash bonus. As a result of this decision, we accrue the minimum annual discretionary cash bonus on a straight-line basis during the year. The total amount of discretionary cash bonuses ultimately recognized for the full year, which is determined in the fourth quarter of each year, could differ materially from the minimum amount accrued, as the total discretionary cash bonus is dependent upon a variety of factors, including fund performance for the year.
The year-to-date improvement in GAAP earnings was primarily due to investigation-related settlements expense of $412.1 million taken in 2016, as well as higher incentive income and lower income taxes year-over-year, partially offset by lower management fees. These improvements were also partially offset by higher bonus expense, which was driven by our decision to provide a minimum annual discretionary cash bonus, as discussed above.
We reported Economic Income of $50.0 million for the third quarter of 2017, compared to $57.4 million for the third quarter of 2016. The quarter-to-date decrease was driven primarily by lower management fees and higher bonus expense due to our decision to provide a minimum annual discretionary cash bonus as discussed above. These decreases were partially offset by higher incentive income and lower non-compensation expenses.
We reported Economic Income of $160.1 million for the first nine months of 2017, compared to a net loss of $216.7 million for the first nine months of 2016. The year-to-date period improvement was driven primarily by the settlements expense taken in 2016, as well as higher incentive income. These increases were partially offset by lower management fees and higher bonus expense.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year-over-year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $32.7 billion as of September 30, 2017. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $16.8 billion, comprising 51% of our total assets under management as of September 30, 2017.
Assets under management in our multi-strategy funds totaled $14.6 billion as of September 30, 2017, decreasing 37%, or $8.8 billion, year-over-year. This change was driven by net capital outflows of $10.9 billion, primarily in the OZ Master Fund, our largest multi-strategy fund, partially offset by performance-related appreciation of $2.2 billion. Our multi-strategy funds experienced elevated redemptions and reduced inflows during 2016 and into the first nine months of 2017 which were driven in-part by the investigation matter and the related inability to rely on Regulation D.
OZ Master Fund generated a gross return of 13.6% and a net return of 9.7% year-to-date through September 30, 2017. Each of the five core investment strategies in the multi-strategy funds - long/short equity special situations, merger arbitrage, corporate credit, structured credit and convertible and derivative arbitrage - generated positive returns this period. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the OZ Master Fund.
Assets under management in our dedicated credit products totaled $14.9 billion as of September 30, 2017, increasing $2.3 billion, or 19%, year-over-year. This change was driven by capital net inflows of $1.9 billion and performance-related appreciation of $656.3 million, partially offset by $226.2 million of distributions and other reductions in our closed-end opportunistic credit funds.
Assets under management in our opportunistic credit funds were $5.4 billion as of September 30, 2017. OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 11.8% and a net return of 8.0% year-to-date through September 30, 2017. Performance was broad based across corporate and structured credit. Assets under management for the fund were $1.7 billion as of September 30, 2017.
Assets under management in Institutional Credit Strategies were $9.5 billion as of September 30, 2017, increasing $2.2 billion, or 30%, year-over-year. The increase was primarily driven by five new CLOs, including our first European CLOs. We also priced eight refinancing transactions in existing CLOs, totaling $4.2 billion during the first nine months of 2017.
Assets under management in our real estate funds totaled $2.6 billion as of September 30, 2017, increasing $452.7 million year-over-year. Since inception through September 30, 2017, the gross internal rate of return (“IRR”) was 32.7% and 21.2% net for Och-Ziff Real Estate Fund II (for which the investment period ended in 2014), and 25.1% gross and 15.7% net for Och-Ziff Real Estate Fund I (for which the investment period ended in 2010).
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
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of September 30, 2017, approximately 8% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 69% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended September 30, 2017
	June 30, 2017	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2017

	(dollars in thousands)
Multi-strategy funds	$16,091,042	$(1,810,922)	$—	$345,756	$14,625,876
Credit
Opportunistic credit funds	5,341,522	(9,969)	(16,510)	119,655	5,434,698
Institutional Credit Strategies	8,514,811	924,089	—	14,473	9,453,373
Real estate funds	2,617,832	8,079	(28,344)	(43)	2,597,524
Other	632,452	(31,573)	(1,078)	3,903	603,704
Total	$33,197,659	$(920,296)	$(45,932)	$483,744	$32,715,175

	Three Months Ended September 30, 2016
	June 30, 2016	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2016

	(dollars in thousands)
Multi-strategy funds	$26,094,394	$(3,452,066)	$—	$735,076	$23,377,404
Credit
Opportunistic credit funds	5,192,756	(11,375)	(206,973)	301,937	5,276,345
Institutional Credit Strategies	7,245,508	15,432	—	4,871	7,265,811
Real estate funds	2,213,821	8,494	(76,620)	(838)	2,144,857
Other	1,233,959	20,895	(50,284)	34,794	1,239,364
Total	$41,980,438	$(3,418,620)	$(333,877)	$1,075,840	$39,303,781

	Nine Months Ended September 30, 2017
	December 31, 2016	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2017

	(dollars in thousands)
Multi-strategy funds	$21,084,548	$(8,175,198)	$—	$1,716,526	$14,625,876
Credit
Opportunistic credit funds	5,376,080	(249,550)	(36,279)	344,447	5,434,698
Institutional Credit Strategies	8,019,510	1,437,740	—	(3,877)	9,453,373
Real estate funds	2,213,364	459,476	(75,943)	627	2,597,524
Other	1,186,801	(597,581)	(31,094)	45,578	603,704
Total	$37,880,303	$(7,125,113)	$(143,316)	$2,103,301	$32,715,175

	Nine Months Ended September 30, 2016
	December 31, 2015	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2016

	(dollars in thousands)
Multi-strategy funds	$29,510,248	$(6,213,273)	$—	$80,429	$23,377,404
Credit
Opportunistic credit funds	5,383,629	(54,727)	(495,373)	442,816	5,276,345
Institutional Credit Strategies	7,241,680	29,608	—	(5,477)	7,265,811
Real estate funds	2,048,559	239,489	(137,985)	(5,206)	2,144,857
Other	1,310,745	(553)	(50,284)	(20,544)	1,239,364
Total	$45,494,861	$(5,999,456)	$(683,642)	$492,018	$39,303,781
In the nine months ended September 30, 2017, our funds experienced performance-related appreciation of $2.1 billion and net outflows of $7.1 billion, which was comprised of $2.2 billion of gross inflows and $9.3 billion of gross outflows due to redemptions. We also had $143.3 million in distributions and other reductions related to investors in our real estate, closed-end opportunistic credit and other funds. We experienced elevated redemptions and reduced inflows in our multi-strategy funds during 2016 and 2017 as a result of the investigation matter and the related inability to rely on Regulation D. In the first nine months of 2017, excluding CLOs, our largest source of gross inflows was from corporate, institutional and other, while pensions and private banks were our largest sources of gross outflows. Our assets under management were $31.8 billion as of October 1, 2017, as capital net outflows continued to decrease.
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

Weighted-Average Assets Under Management and Average Management Fee Rates
The table below presents our weighted-average assets under management and average management fee rates. Weighted-average assets under management exclude the impact of third quarter investment performance for the periods presented, as these amounts generally do not impact management fees calculated for those periods. The average management fee rates presented below take into account the effect of non-fee paying assets under management. Please see the respective sections below for average management fee rates by fund type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(dollars in thousands)
Weighted-average assets under management	$32,032,309	$38,794,212	$32,532,857	$41,640,771
Average management fee rates	0.90%	1.23%	0.94%	1.27%
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.97% to 2.50% of assets under management. For the third quarter of 2017, our multi-strategy funds had an average management fee rate of 1.25%.
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

	Assets Under Management as of September 30,		Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2017
			2017		2016
	2017	2016	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
OZ Master Fund(1)	$12,133,186	$19,777,558	13.6%	9.7%	2.7%	1.1%	16.9%	(1)	11.9%	(1)
OZ Asia Master Fund	702,375	1,018,175	23.1%	18.1%	-2.1%	-3.4%	10.2%		6.1%
OZ Europe Master Fund	260,525	467,741	7.5%	4.8%	2.5%	1.2%	11.6%		7.6%
OZ Enhanced Master Fund	654,062	824,597	22.9%	16.8%	4.0%	2.3%	15.0%		10.2%
Other funds	875,728	1,289,333	n/m	n/m	n/m	n/m	n/m		n/m
	$14,625,876	$23,377,404
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Och-Ziff Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the OZ Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in OZ Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the OZ Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of September 30, 2017, the gross and net annualized returns since the OZ Master Fund’s inception on January 1, 1998 were 13.2% and 8.9%, respectively.

The $8.8 billion, or 37%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $10.9 billion, primarily from the OZ Master Fund, our largest multi-strategy fund, partially offset by performance-related appreciation of $2.2 billion. We continued to experience redemptions in 2017 as a result of the investigation matter and the related inability to rely on Regulation D; however, our redemption rate has continued to decrease since the previous several quarters. In the first nine months of 2017, the largest sources of gross outflows from our multi-strategy funds were attributable to pensions and private banks.
For the first nine months of 2017, the OZ Master Fund generated a gross return of 13.6% and a net return of 9.7%. Each of the five core investment strategies in the multi-strategy funds - long/short equity special situations, merger arbitrage, corporate credit, structured credit and convertible and derivative arbitrage - generated positive returns this period. Long/short equity special situations and merger arbitrage had a solid first nine months, achieving gains across all three geographies, and combined have contributed 9.2% gross year-to-date. The fund’s global credit business also had a strong first nine months, achieving gains in both structured and corporate credit across geographies, contributing 3.1% gross year-to-date.
For the first nine months of 2016, the OZ Master Fund generated a gross return of 2.7% and a net return of 1.1%. On a gross basis, performance-related depreciation in long/short equity special situations was more than offset by strong positive performance in merger arbitrage, convertible and derivative arbitrage and credit-related strategies.

Credit

	Assets Under Management as of September 30,
	2017	2016

	(dollars in thousands)
Opportunistic credit funds	$5,434,698	$5,276,345
Institutional Credit Strategies	9,453,373	7,265,811
	$14,888,071	$12,542,156
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.50% to 1.75% of the net asset value of these funds. For the third quarter of 2017, our opportunistic credit funds had an average management fee rate of 0.84%.
The table below presents assets under management and investment performance information for certain of our opportunistic credit funds. Incentive income related to these funds (excluding the closed-end opportunistic fund, which is explained further below) is generally equal to 20% of realized and unrealized profits attributable to each investor, and a portion of these assets under management is subject to hurdle rates, which are generally 5% to 8% for our open-end opportunistic credit funds. Once the cumulative investment performance has exceeded the hurdle rate, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds. The measurement periods for these assets under management generally range from one to five years.

	Assets Under Management as of September 30,		Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2017
	2017	2016	2017		2016
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
OZ Credit Opportunities Master Fund	$1,739,676	$1,728,712	11.8%	8.0%	13.1%	11.4%	17.3%	12.8%
Customized Credit Focused Platform	2,918,757	2,630,186	9.4%	7.0%	15.6%	11.8%	19.4%	14.7%
Closed-end opportunistic credit funds	308,278	458,102	See below for return information on our closed-end opportunistic credit funds.
Other funds	467,987	459,345	n/m	n/m	n/m	n/m	n/m	n/m
	$5,434,698	$5,276,345
_______________
n/m not meaningful
Assets under management in our opportunistic credit funds increased by $158.4 million, or 3%, year-over-year. This change was driven by $661.0 million of performance-related appreciation, partially offset by $226.2 million of distributions and $276.4 million of net outflows.
For the first nine months of 2017, the OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 11.8% and a net return of 8.0%. Performance was broad based across corporate and structured credit. For the first nine months of 2016, OZ Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 13.1% and a net return of 11.4%. On a gross basis, performance was driven by the fund’s U.S. portfolio.
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

	Assets Under Management as of September 30,		Inception to Date as of September 30, 2017
					IRR
	2017	2016	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
OZ European Credit Opportunities Fund (2012-2015)(5)	$64,538	$110,418	$459,600	$305,487	16.5%	12.5%	1.5x
OZ Structured Products Domestic Fund II (2011-2014)(5)	111,596	156,860	326,850	326,850	19.5%	15.2%	2.0x
OZ Structured Products Offshore Fund II (2011-2014)(5)	118,512	158,404	304,531	304,531	16.9%	13.0%	1.8x
OZ Structured Products Offshore Fund I (2010-2013)(5)	5,627	11,573	155,098	155,098	24.0%	19.2%	2.1x
OZ Structured Products Domestic Fund I (2010-2013)(5)	5,055	7,901	99,986	99,986	22.9%	18.2%	2.0x
Other funds	2,950	12,946	298,250	298,250	n/m	n/m	n/m
	$308,278	$458,102	$1,644,315	$1,490,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of September 30, 2017, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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
Assets under management for our CLOs are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for the CLOs are generally 0.50% of assets under management. For the third quarter of 2017, our Institutional Credit Strategies products had an average management fee rate of 0.40%.
Incentive income from our CLOs is generally equal to 20% of the excess cash flows due to the holders of the subordinated notes issued by the CLOs, and is generally subject to a 12% hurdle rate. Because of the hurdle rate and structure of our CLOs, we do not expect to earn a meaningful amount of incentive income from these entities, and therefore no return information is presented for these vehicles. The OZLM CLOs presented below are our U.S. CLOs, whereas the OZLME CLOs are our European CLOs.

			Assets Under Management as of September 30,
	Initial Closing Date	Initial Deal Size	2017	2016

		(dollars in thousands)
CLOs
OZLM I	July 19, 2012	$510,700	$496,684	$497,908
OZLM II	November 1, 2012	560,100	509,048	513,343
OZLM III	February 20, 2013	653,250	608,852	612,283
OZLM IV	June 27, 2013	600,000	535,978	541,515
OZLM V	December 17, 2013	501,250	467,159	469,042
OZLM VI	April 16, 2014	621,250	595,547	597,638
OZLM VII	June 26, 2014	824,750	793,458	796,600
OZLM VIII	September 9, 2014	622,250	595,657	596,991
OZLM IX	December 22, 2014	510,208	499,437	495,255
OZLM XI	March 12, 2015	510,500	490,284	491,540
OZLM XII	May 28, 2015	565,650	549,377	547,914
OZLM XIII	August 6, 2015	511,600	495,529	496,370
OZLM XIV	December 21, 2015	507,420	502,433	497,179
OZLM XV	December 20, 2016	409,250	395,804	—
OZLME I	December 15, 2016	430,490	470,404	—
OZLM XVI	June 8, 2017	410,250	401,172	—
OZLM XVII	August 3, 2017	512,000	499,692	—
OZLME II	September 14, 2017	494,708	468,738	—
		9,755,626	9,375,253	7,153,578
Other funds	n/a	n/a	78,120	112,233
		$9,755,626	$9,453,373	$7,265,811
The year-over-year increase in assets under management was driven primarily by the closing of five new CLOs, including our first European CLOs. Institutional Credit Strategies also priced eight refinancing transactions in existing CLOs, totaling $4.2 billion during the first nine months of 2017. Refinancing CLOs produces further returns for the CLO subordinated note holders.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.75% to 1.50% of assets under management; however, management fees for Och-Ziff Real Estate

Credit Fund I are based on invested capital. For the third quarter of 2017, our real estate funds had an average management fee rate of 0.79%.
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

	Assets Under Management as of September 30,
	2017	2016

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$13,102	$16,554
Och-Ziff Real Estate Fund II	286,003	307,108
Och-Ziff Real Estate Fund III	1,453,133	1,455,032
Och-Ziff Real Estate Credit Fund I	695,464	285,522
Other funds	149,822	80,641
	$2,597,524	$2,144,857

	Inception to Date as of September 30, 2017
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$385,457	$811,342	25.1%	15.7%	2.1x	$372,355	$807,672	26.6%	2.2x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	762,588	1,422,955	32.7%	21.2%	1.9x	573,690	1,197,277	38.4%	2.1x
Och-Ziff Real Estate Fund III(8) (2014-2019)	1,500,000	606,679	843,218	n/m	n/m	n/m	182,134	291,895	n/m	n/m
Och-Ziff Real Estate Credit Fund I(8) (2015-2019)	736,225	97,396	116,247	n/m	n/m	n/m	48,771	58,468	n/m	n/m
Other funds	292,671	121,619	230,735	n/m	n/m	n/m	—	—	n/m	n/m
	$3,776,485	$1,973,739	$3,424,497				$1,176,950	$2,355,312

	Unrealized Investments as of September 30, 2017
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$13,102	$3,670	0.3x
Och-Ziff Real Estate Fund II (2011-2014)(7)	188,898	225,678	1.2x
Och-Ziff Real Estate Fund III (2014-2019)(8)	424,545	551,323	n/m
Och-Ziff Real Estate Credit Fund I (2015-2019)(8)	48,625	57,779	n/m
Other funds	121,619	230,735	n/m
	$796,789	$1,069,185

_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of September 30, 2017. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of September 30, 2017.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of September 30, 2017, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
The $452.7 million year-over-year increase in assets under management in our real estate funds was driven primarily by additional commitments to Och-Ziff Real Estate Credit Fund I, which had its final closing during the second quarter of 2017, and which was partially offset by distributions, primarily related to Och-Ziff Real Estate Fund II.
Other
Our other assets under management are comprised of funds that are generally strategy-specific, including our equity and energy funds. Management fees for these funds range from 0.75% to 2.25% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the third quarter of 2017, our other funds had an average management fee rate of 0.67%.
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
Longer-Term Assets Under Management
As of September 30, 2017, approximately 51% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the gross amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues, as we recognize incentive income at the end of the commitment period when amounts are no longer subject to clawback. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	September 30, 2017
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$631,526	$24,362
Credit
Opportunistic credit funds	3,873,188	210,774
Institutional Credit Strategies	9,408,698	—
Real estate funds	2,597,524	165,720
Other	287,055	1,628
	$16,797,991	$402,484
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
Approximately $16.8 billion, or 51%, of our assets under management as of September 30, 2017 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the OZ Master Fund and certain other multi-strategy funds, as well as assets in our opportunistic credit funds, CLOs, real estate funds and certain other funds. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and, to the extent a fund is not consolidated, is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these assets.
Income of Consolidated Funds. Revenues recorded as income of consolidated funds consist of interest income, dividend income and other miscellaneous items.
Expenses
Compensation and Benefits. Compensation and benefits consist of salaries, benefits, payroll taxes, and discretionary and guaranteed cash bonus expenses. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising a significant portion of total compensation and benefits. These cash bonuses are based on total annual revenues, which are significantly influenced by the amount of incentive income we earn in the year. Through 2016, annual discretionary cash bonuses were generally determined and expensed in the fourth quarter of each year. In the first quarter of 2017, we decided to provide a minimum annual discretionary cash bonus. As a result of this decision, we accrue the minimum annual discretionary cash bonus on a straight-line basis during the year. The total amount of discretionary cash bonus ultimately recognized for the full year, which is determined in the fourth quarter of each year, could differ materially from the minimum amount accrued, as the total discretionary cash bonus is dependent upon a variety of factors, including fund performance for the year.
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
Effective March 1, 2017, the Board of Directors approved amendments to the Limited Partnership Agreements of the Oz Operating Group entities to adjust the measurement thresholds used in calculating the appreciation necessary to permit a determination that Group D Units issued prior to March 1, 2017 have become economically equivalent to Group A Units, making it more likely that outstanding Group D Units (and, due to the fact that economic equivalence is determined chronologically based on order of issuance, subsequently issued Group D Units) will convert to Group A Units. This adjustment had no impact on the combined total number of Group A Units, D Units and P Units outstanding, which was 417,072,691 as of September 30, 2017.
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
In August 2012, we adopted the Och-Ziff Capital Management Group LLC 2012 Partner Incentive Plan (the “PIP”), under which certain of our executive managing directors at the time of the IPO may be eligible to receive discretionary cash awards and discretionary grants of Group D Units over a five-year period that commenced in 2013. Each year, an aggregate of up to 2,246,246 Group D Units may be granted under the PIP to the participating executive managing directors. Aggregate discretionary cash awards for each year under the PIP will be capped at 10% of our incentive income earned during such year, up to a maximum of $31.7 million per year. In addition to awards under the PIP, we may also issue additional performance-related Group D Units or make discretionary performance cash payments to our executive managing directors.
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding under our Senior Notes, Aircraft Loan, Revolving Credit Facility and CLO Investments Loans (as defined below). See “—Liquidity and Capital Resources—Debt Obligations” for a summary of the terms related to these borrowings. We repaid the outstanding balance under our Revolving Credit Facility and our Aircraft Loan in the first quarter of 2017.

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

Results of Operations
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Management fees	$77,171	$128,513	$243,508	$428,822
Incentive income	51,249	18,754	168,990	57,477
Other revenues	1,524	380	4,081	1,544
Income of consolidated funds	2,055	458	3,518	1,262
Total Revenues	$131,999	$148,105	$420,097	$489,105
Total revenues for the quarter-to-date period decreased by $16.1 million, primarily due to the following:

•
A $51.3 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds, as well as lower average management fee rates. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $32.5 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $38.5 million increase in incentive income from our multi-strategy funds, primarily due to: (i) a $24.5 million increase due to crystallization of incentive related to fund investor redemptions; (ii) a $13.0 million increase related to fund investors with annual commitment periods that matured during the quarter; and (iii) a $1.0 million increase related to longer-term assets under management.
•Opportunistic credit funds. A $2.7 million increase in incentive income from our opportunistic credit funds, primarily due to increases in incentive income related to fund investors with annual commitment periods that matured during the quarter and incentive income related to longer-term assets under management.
•Real estate funds. A $9.2 million decrease in incentive income from our real estate funds, primarily due to lower realizations in one of our real estate co-investment vehicles as compared to the prior year period.
Total revenues for the year-to-date period decreased by $69.0 million, primarily due to the following:

•
A $185.3 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds, as well as lower average management fee rates. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $111.5 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $109.6 million increase in incentive income from our multi-strategy funds, primarily due to: (i) a $46.6 million increase due to crystallization of incentive related to fund investor redemptions; (ii) a $37.3 million increase related to longer-term assets under management; (iii) a $23.2 million increase related to fund investors with annual commitment periods that matured during the period; and (iv) a $2.5 million increase related to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period.
•Opportunistic credit funds. A $10.9 million increase in incentive income from our opportunistic credit funds, primarily due to: (i) a $4.6 million increase from tax distributions; (ii) a $2.7 million increase related to fund investors with annual commitment periods that matured during the period; (iii) a $2.5 million increase related to longer-term assets under management; and (iv) a $1.1 million increase due to crystallization of incentive related to fund investor redemptions.

•Real estate funds. A $12.5 million decrease in incentive income from our real estate funds, primarily due to lower realizations in one of our real estate co-investment vehicles and Och-Ziff Real Estate Fund I, as compared to the prior year period.
Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Compensation and benefits	$74,490	$57,758	$214,112	$169,762
Interest expense	5,611	6,129	17,043	17,452
General, administrative and other	33,136	56,125	114,229	596,321
Expenses of consolidated funds	8,824	17	9,368	316
Total Expenses	$122,061	$120,029	$354,752	$783,851
Total expenses for the quarter-to-date period increased by $2.0 million, primarily due to the following:

•
A $16.7 million increase in compensation and benefits expenses, primarily driven by the following: (i) a $15.0 million increase in bonus expense primarily due to the decision to provide and accrue for minimum discretionary bonuses; and (ii) a $4.0 million increase in equity-based compensation. The increase in equity-based compensation expenses was primarily driven by $6.1 million of Group P Units amortization, which units were granted in 2017, partially offset by a $3.1 million decrease in Group A Units amortization due to a lower number of unvested units outstanding. These increases in compensation and benefits expenses were partially offset by a $2.8 million decrease in salaries and benefits, primarily due to lower headcount as our global headcount decreased to 491 as of September 30, 2017 from 548 as of September 30, 2016.

•
An $8.8 million increase in expenses of consolidated funds was primarily due to consolidation of a CLO in warehouse during the second and third quarters of 2017. The CLO was deconsolidated at launch in September of 2017.

•
An offsetting $23.0 million decrease in general, administrative and other expenses driven primarily by the following: (i) an $8.8 million decrease in professional services, which was driven primarily by lower legal fees; (ii) a $4.4 million decrease in the prior year period related to one of our corporate aircraft that was reclassified as held for sale during the third quarter of 2016; (iii) a $4.0 million decrease in recurring placement and related service fees; and (iv) a $2.2 million decrease in insurance expense. The remainder of the decrease was due to reductions across various other expenses.

•
An offsetting $518 thousand decrease in interest expense, primarily due to the repayments of the Revolving Credit Facility and the Aircraft Loan in the first quarter of 2017. These decreases were partially offset by increases due to interest expense on the CLO Investments Loans that were entered into in November 2016 and throughout 2017.

Total expenses for the year-to-date period decreased $429.1 million, primarily due to the following:

•
A $482.1 million decrease in general, administrative and other expenses driven primarily by $412.1 million of settlements expense accrued in 2016, as well as a $30.2 million decrease in professional services, which was driven primarily by lower legal fees, as well as reductions across various other expenses.

•
An offsetting $44.4 million increase in compensation and benefits expenses primarily driven by the following: (i) a $46.9 million increase in bonus expense primarily due to the decision to provide and accrue for minimum discretionary bonuses; and (ii) a $7.4 million increase in equity-based compensation expense. The increase in equity-based compensation expense was primarily driven by $14.2 million of Group P Units amortization, which units were granted in 2017, and a $2.6 million increase in RSU amortization, offset by a $9.4 million decrease in Group A Units amortization due to a lower number of unvested units outstanding. Further contributing to the increase in compensation and benefits expenses was a $2.1 million increase in distributions accrued on the Group D Units. These increases were partially offset by a $12.0 million decrease in salaries and benefits, which was primarily due to lower headcount, as discussed above.

•
A $9.1 million increase in expenses of consolidated funds was primarily due to consolidation of a CLO in warehouse during the second and third quarters of 2017. The CLO was deconsolidated at launch in September of 2017.

Other Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Changes in tax receivable agreement liability	$—	$11,819	$—	$11,990
Net gains on investments in funds and joint ventures	264	803	1,050	1,302
Net gains of consolidated funds	7,658	821	8,278	2,182
Total Other Income	$7,922	$13,443	$9,328	$15,474
Total other income decreased for the quarter-to-date and year-to-date periods due to decrease in changes in tax receivable agreement liability, partially offset by higher gains in our consolidated funds.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Income taxes	$1,942	$9,986	$17,242	$39,436
Income tax expense for the quarter-to-date period and year-to-date period decreased by $8.0 million and $22.2 million, respectively. For the quarter-to-date period, the decrease was due to lower income before taxes, as well as a higher percentage of incentive income earned in the current period not subject to corporate level income taxes.
For the year-to-date period, although our GAAP income was higher period-over-period, our taxable income was lower primarily due to the non-deductible settlements expense accrued in the first nine months of 2016, as well as a higher percentage of incentive income earned in the current period not subject to corporate level income taxes.
Net Income (Loss) Allocated to Noncontrolling Interests
The following table presents the components of the net income (loss) allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Group A Units	$9,500	$16,313	$41,145	$(187,338)
Consolidated funds	—	—	—	262
Other	260	257	535	209
Total	$9,760	$16,570	$41,680	$(186,867)

Redeemable noncontrolling interests	$432	$678	$1,238	$1,801

Net income allocated to noncontrolling interests decreased by $6.8 million for the quarter-to-date period. The decrease was primarily due to decreased earnings of Oz Operating Group, a portion of which was allocable to the Group A Units. The quarter-to-date decrease was primarily due to lower management fees, partially offset by higher incentive income, lower taxes and lower general, administrative and other expenses.
Net income (loss) allocated to noncontrolling interests increased by $228.5 million. The increase was primarily due to improved earnings of the Oz Operating Group, a portion of which was allocable to the Group A Units. The increase was driven by the settlements expense taken in 2016, as well as higher incentive income and lower income taxes year-over-year, partially offset by lower management fees. These improvements were also partially offset by higher bonus expense, which was driven by our decision to provide a minimum annual discretionary cash bonus, as discussed above.
Net Income (Loss) Attributable to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net income (loss) attributable to Class A Shareholders	$5,726	$14,285	$11,660	$(133,642)
Net income attributable to Class A Shareholders decreased by $8.6 million for the quarter-to-date period. The quarter-to-date decrease was primarily due to lower management fees, partially offset by higher incentive income, lower taxes and lower general, administrative and other expenses.
Net income (loss) attributable to Class A Shareholders increased by $145.3 million for the year-to-date period. The year-to-date improvement was driven primarily by the settlements expense taken in 2016, as well as higher incentive income and lower income taxes year-over-year, partially offset by lower management fees. These improvements were also partially offset by higher bonus expense, which was driven by our decision to provide a minimum annual discretionary cash bonus, as discussed above.
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
Economic Income Revenues (Non-GAAP)

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$67,287	$5,057	$72,344	$114,521	$5,184	$119,705
Incentive income	50,476	773	51,249	16,202	2,552	18,754
Other revenues	1,627	38	1,665	378	2	380
Total Economic Income Revenues	$119,390	$5,868	$125,258	$131,101	$7,738	$138,839
Economic Income revenues for the quarter-to-date period decreased by $13.6 million, primarily due to the following:

•
A $47.4 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds, as well as lower average management fee rates. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $32.5 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $38.5 million increase in incentive income from our multi-strategy funds, primarily due to: (i) a $24.5 million increase due to crystallization of incentive related to fund investor redemptions; (ii) a $13.0 million increase related to fund investors with annual commitment periods that matured during the quarter; and (iii) a $1.0 million increase related to longer-term assets under management.
•Opportunistic credit funds. A $2.7 million increase in incentive income from our opportunistic credit funds, primarily due to increases in incentive income related to fund investors with annual commitment periods that matured during the quarter and incentive income related to longer-term assets under management.
•Real estate funds. A $9.2 million decrease in incentive income from our real estate funds, primarily due to lower realizations in one of our real estate co-investment vehicles as compared to the prior year period.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$212,420	$15,600	$228,020	$381,904	$15,556	$397,460
Incentive income	165,719	3,271	168,990	50,105	7,372	57,477
Other revenues	2,860	104	2,964	1,533	11	1,544
Total Economic Income Revenues	$380,999	$18,975	$399,974	$433,542	$22,939	$456,481
Total revenues for the year-to-date period decreased by $56.5 million, primarily due to the following:

•
A $169.4 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds, as well as lower average management fee rates. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $111.5 million increase in incentive income, primarily due to the following:
•Multi-strategy funds. A $109.6 million increase in incentive income from our multi-strategy funds, primarily due to: (i) a $46.6 million increase due to crystallization of incentive related to fund investor redemptions; (ii) a $37.3 million increase related to longer-term assets under management; (iii) a $23.2 million increase related to fund investors with annual commitment periods that matured during the period; and (iv) a $2.5 million increase related to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management, but that will not be realized until the end of the relevant commitment period.
•Opportunistic credit funds. A $10.9 million increase in incentive income from our opportunistic credit funds, primarily due to: (i) a $4.6 million increase from tax distributions; (ii) a $2.7 million increase related to fund investors with annual commitment periods that matured during the period; (iii) a $2.5 million increase related to longer-term assets under management; and (iv) a $1.1 million increase due to crystallization of incentive related to fund investor redemptions.
•Real estate funds. A $12.5 million decrease in incentive income from our real estate funds, primarily due to lower realizations in one of our real estate co-investment vehicles and Och-Ziff Real Estate Fund I, as compared to the prior year period.
Economic Income Expenses (Non-GAAP)

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$38,500	$5,090	$43,590	$33,506	$2,438	$35,944
Non-compensation expenses	31,124	557	31,681	44,877	605	45,482
Total Economic Income Expenses	$69,624	$5,647	$75,271	$78,383	$3,043	$81,426

Economic Income expenses for the quarter-to-date period decreased by $6.2 million, primarily due to the following:

•
A $13.8 million decrease in non-compensation expenses was primarily due to an $8.8 million decrease in professional services, which was driven by lower legal fees, as well as a $2.2 million decrease in insurance expense. The remainder of the decrease was due to reductions across various other expenses.

•
A $7.6 million increase in compensation and benefit expenses primarily due to a $10.5 million increase in bonus expense, which was driven by the decision to provide and accrue for minimum discretionary bonuses, partially offset by a $2.8 million decrease in salaries and benefits expense, which was driven by lower headcount.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$118,168	$14,887	$133,055	$98,604	$7,092	$105,696
Non-compensation expenses	104,942	1,841	106,783	564,750	2,715	567,465
Total Economic Income Expenses	$223,110	$16,728	$239,838	$663,354	$9,807	$673,161
Economic Income expenses for the year-to-date period decreased by $433.3 million, primarily due to the following:

•
A $460.7 million decrease in non-compensation expenses, driven primarily by $412.1 million of settlements expense accrued in 2016, as well as a $30.2 million decrease in professional services, which was driven primarily by lower legal fees, as well as reductions across various other expenses.

•
A $27.4 million increase in compensation expenses primarily due to a $39.3 million increase in bonus expense, which was driven by the decision to provide and accrue for minimum discretionary bonuses, partially offset by a $12.0 million decrease in salaries and benefits expense, which was driven by lower headcount.

Economic Income (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Economic Income:
Oz Funds Segment	$49,768	$52,725	$157,891	$(229,800)
Other Operations	221	4,695	2,247	13,132
Total Company	$49,989	$57,420	$160,138	$(216,668)
Economic Income decreased by $7.4 million for the quarter-to-date period. The quarter-to-date decrease was driven primarily by lower management fees and higher bonus expense, partially offset by higher incentive income and lower non-compensation expenses.
Economic Income increased by $376.8 million for the year-to-date period. The year-to-date period improvement was driven primarily by the settlements expense taken in 2016, as well as higher incentive income. These increases were partially offset by lower management fees and higher bonus expense.
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
Over the next 12 months, we expect that our primary liquidity needs will be to:
•Pay our operating expenses, primarily consisting of compensation and benefits and non-compensation expenses.
•Pay interest on our debt obligations.

•	Provide capital to facilitate the growth of our business, including making risk retention investments in CLOs managed by us.

•	Pay income taxes as well as compensation-related tax withholding obligations.

•	Make cash distributions in accordance with our distribution policy as discussed below under “—Dividends and Distributions.”
Historically, management fees have been sufficient to cover all of our “fixed” operating expenses, which we define as salaries, benefits, a minimum discretionary bonus and our non-compensation costs incurred in the ordinary course of business. We recently reduced our management fee rates for existing investors in virtually all of our multi-strategy assets under management. These rate reductions combined with year-over-year net capital outflows have resulted in lower management fees, and while we are making every effort to scale our operations so that management fees are sufficient to cover our fixed operating expenses, our current management fees do not cover our current fixed operating expenses. No assurances can be given that our management fees ultimately will be sufficient for these purposes in future periods.
In the event that management fees do not cover fixed operating expenses, we would rely on cash on hand and incentive income to cover any shortfall, as well as to fund any other liabilities. We cannot predict the amount of incentive income, if any, that we may earn in any given year. Total annual revenues, which are heavily influenced by the amount of incentive income we earn, historically have been sufficient to fund both our fixed operating expenses and all of our other working capital needs, including annual discretionary cash bonuses. These cash bonuses, which historically have comprised our largest cash operating expense, are variable such that in any year where total annual revenues are greater or less than the prior year, cash bonuses may be adjusted accordingly. Our ability to scale our largest cash operating expense to our total annual revenues helps us manage our cash flow and liquidity position from year to year.
Based on our past results, management’s experience and our current level of assets under management, we believe that our existing cash resources, together with the cash generated from management fees will be sufficient to meet our anticipated fixed operating expenses and other working capital needs for at least the next 12 months.
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

We may use cash on hand to repay all or a portion of our outstanding indebtedness or any other liabilities prior to their respective maturity or due dates, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of a maturity or due date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by issuing new notes or entering into new credit facilities, which could result in higher borrowing costs, or by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to issue new notes, enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new notes or new credit facilities that we may be able to issue or enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted. See “—Debt Obligations” for more information.
Since the CLO risk retention requirements went into effect, we have used a combination of cash on hand and CLO Investments Loans to fund our 5% risk retention investments in newly launched and recently refinanced CLOs. Currently, we expect to continue relying on a combination of cash on hand and CLO Investments Loans to fund future CLO risk retention investments.
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
Revolving Credit Facility
On November 20, 2014, we entered into the $150.0 million, five-year unsecured Revolving Credit Facility, which was subsequently amended on December 29, 2015 and on June 13, 2017, the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The facility matures on November 20, 2019. In March 2017, we repaid our outstanding obligation under the Revolving Credit Facility, and as a result we currently have $150.0 million available to us under the facility as of September 30, 2017. Please see Note 9 to our consolidated financial statements included in this report for additional details on the Revolving Credit Facility, including financial maintenance covenants we are subject to under the Revolving Credit Facility. As of September 30, 2017, we were in compliance with the financial maintenance covenants.
Aircraft Loan
In February 2014, we entered into a loan to finance installment payments towards the purchase of a corporate aircraft (“Aircraft Loan”). In March 2017, we sold the aircraft and repaid the outstanding balance of the loan in the amount of $46.4 million.
CLO Investments Loans
We enter into loans to finance portions of our investments in CLOs (collectively “the CLO Investments Loans”). In general, we will make interest and principal payments on the loans at such time interest payments are received on our investments in the CLOs, and will make principal payments on the loans to the extent principal payments are received on its investments in the CLOs. See Note 9 to our consolidated financial statements included in this report for additional details on our CLO Investments Loans.
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
As of September 30, 2017, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $520.8 million as a result of the cash savings to our intermediate holding companies from the purchase of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Oz Corp, and any other corporate taxpaying entities that hold Group B Units, and not of the Oz Operating Group. We may need to incur debt to finance payments under the tax receivable agreement to the extent the Oz Operating Partnerships do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
August 21, 2017	August 14, 2017	$0.02	$6,904
May 19, 2017	May 12, 2017	$0.02	$6,904
March 6, 2017	February 27, 2017	$0.01	$3,228
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the nine months ended September 30, 2017 and 2016 was $(356.8) million and $89.2 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash used for operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.

The increase in net cash outflows from operating activities for the nine months ended September 30, 2017 as compared to nine months ended September 30, 2016 was primarily due to lower management fees, partially offset by lower operating expenses. Additionally, contributing to the increase in net cash outflows were the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
Investing Activities. Net cash from investing activities for the nine months ended September 30, 2017 and 2016 was $(186.5) million and $(30.2) million, respectively. Investing cash outflows in the first nine months of 2017 primarily related to purchases of investments in CLOs and in U.S. government obligations, partially offset by the proceeds from the sale of our corporate aircraft. Investment-related cash flows of the consolidated funds are classified within operating activities.
Financing Activities. Net cash from financing activities for the nine months ended September 30, 2017 and 2016 was $531.4 million and $117.4 million, respectively. Our net cash from financing activities is generally comprised of proceeds from Preferred Units offerings, dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations, as well as borrowings and repayments of debt obligations of the CLO consolidated in the second quarter of 2017 and deconsolidated in the third quarter of 2017. Contributions from noncontrolling interests, which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors on their Group A Units, are also included in net cash from financing activities.

In April 2016, we borrowed and in March 2017, we repaid the balance of $120.0 million on our Revolving Credit Facility using proceeds from the second offering of Preferred Units. Additionally in March 2017, we repaid $46.4 million outstanding on our Aircraft Loan using proceeds from the sale of one of our corporate aircraft. We also paid dividends of $9.3 million to our Class A Shareholders and $13.7 million of distributions to our executive managing directors on their Group A Units in the first nine months of 2017. We did not make dividend or distribution payments in 2016.
Contractual Obligations
During the first nine months of 2017, we entered into six CLO Investments Loans. During the first quarter of 2017, we repaid the $120.0 million outstanding on our Revolving Credit Facility and $46.4 million outstanding on our Aircraft Loan. There were no other significant changes in contractual obligations from what was reported in our Annual Report.
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
As of September 30, 2017, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 45% within Level I; approximately 32% within Level II; and approximately 23% within Level III. As of December 31, 2016, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 46% within Level I; approximately 32% within Level II; and approximately 22% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.

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
Oz Corp generated taxable income of $33.8 million for the nine months ended September 30, 2017, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.7 billion over the remaining six-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available to us if a net operating loss is generated, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.7 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $31.8 billion as of October 1, 2017, we would need to generate a minimum compound annual growth rate in assets under management of less than 1%, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Oz Operating Partnerships, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of September 30, 2017, we had $280.6 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $130.8 million of net operating losses available to offset future taxable income for state income tax purposes and $124.3 million for local income tax purposes that will expire between 2035 and 2036. Based on the analysis set forth above, as of September 30, 2017, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and certain foreign net operating losses. Accordingly, a valuation allowance of $12.8 million has been established for these items.
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
None of the other changes to GAAP that went into effect during the nine months ended September 30, 2017 are expected to impact our future trends.
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
ASU 2016-02, Leases. ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. Upon adoption of the ASU, where we are the lessee, we will likely be required to recognize certain lease arrangements on our balance sheet for the first time, but will continue to recognize associated expenses on our statement of comprehensive income in a manner similar to existing accounting principles. The requirements of ASU 2016-02 are effective for us beginning in the first quarter of 2019. We have determined that most of our operating leases will be reported on our consolidated balance sheet at their present value. We do not expect the adoption of ASU 2016-02 to have a material effect on our future expense trends. See Note 15 to our consolidated financial statements included in this report for details related to our existing operating lease obligations as of September 30, 2017.

None of the other changes to GAAP that have been issued but that we have not yet adopted are expected to impact our future trends.
Economic Income Reconciliations
The tables below present the reconciliations of Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A.
Economic Income

	Three Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$13,530	$(7,804)	$5,726
Change in redemption value of Preferred Units	—	—	—
Net Income (Loss) Allocated to Och-Ziff Capital Management Group LLC—GAAP	13,530	(7,804)	5,726
Net income allocated to Group A Units	9,500	—	9,500
Equity-based compensation, net of RSUs settled in cash	21,448	680	22,128
Income taxes	1,766	176	1,942
Allocations to Group D Units	1,529	25	1,554
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	310	7,160	7,470
Changes in tax receivable agreement liability	—	—	—
Depreciation, amortization and net gains and losses on fixed assets	2,237	—	2,237
Other adjustments	(552)	(16)	(568)
Economic Income—Non-GAAP	$49,768	$221	$49,989

	Three Months Ended September 30, 2016
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income Attributable to Class A Shareholders—GAAP	$13,160	$1,125	$14,285
Change in redemption value of Preferred Units	—	—	—
Net Income Allocated to Och-Ziff Capital Management Group LLC—GAAP	$13,160	$1,125	$14,285
Net income allocated to Group A Units	16,313	—	16,313
Equity-based compensation, net of RSUs settled in cash	17,709	589	18,298
Income taxes	9,887	99	9,986
Allocations to Group D Units	950	—	950
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	2,741	2,741
Changes in tax receivable agreement liability	(11,819)	—	(11,819)
Depreciation and amortization	7,776	189	7,965
Other adjustments	(1,251)	(48)	(1,299)
Economic Income—Non-GAAP	$52,725	$4,695	$57,420

	Nine Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$24,504	$(12,844)	$11,660
Change in redemption value of Preferred Units	2,853	—	2,853
Net Income (Loss) Allocated to Och-Ziff Capital Management Group LLC—GAAP	27,357	(12,844)	14,513
Net income allocated to Group A Units	41,145	—	41,145
Equity-based compensation, net of RSUs settled in cash	61,433	2,133	63,566
Income taxes	17,062	180	17,242
Allocations to Group D Units	4,839	75	4,914
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	310	12,932	13,242
Changes in tax receivable agreement liability	—	—	—
Depreciation, amortization and net gains and losses on fixed assets	7,693	—	7,693
Other adjustments	(1,948)	(229)	(2,177)
Economic Income—Non-GAAP	$157,891	$2,247	$160,138

	Nine Months Ended September 30, 2016
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(138,649)	$5,007	$(133,642)
Change in redemption value of Preferred Units	—	—	—
Net (Loss) Income Allocated to Och-Ziff Capital Management Group LLC—GAAP	(138,649)	5,007	(133,642)
Net loss allocated to Group A Units	(187,338)	—	(187,338)
Equity-based compensation, net of RSUs settled in cash	54,364	1,947	56,311
Income taxes	39,337	99	39,436
Allocations to Group D Units	2,850	—	2,850
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	5,430	5,430
Changes in tax receivable agreement liability	(11,990)	—	(11,990)
Depreciation and amortization	14,385	562	14,947
Other adjustments	(2,759)	87	(2,672)
Economic Income—Non-GAAP	$(229,800)	$13,132	$(216,668)

Economic Income Revenues

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$72,114	$5,057	$77,171	$123,329	$5,184	$128,513
Adjustment to management fees(1)	(4,827)	—	(4,827)	(8,808)	—	(8,808)
Management Fees—Economic Income Basis—Non-GAAP	67,287	5,057	72,344	114,521	5,184	119,705

Incentive income—GAAP	50,476	773	51,249	16,202	2,552	18,754
Adjustment to incentive income(2)	—	—	—	—	—	—
Incentive Income—Economic Income Basis—Non-GAAP	50,476	773	51,249	16,202	2,552	18,754

Other revenues—GAAP	1,486	38	1,524	378	2	380
Adjustment to other revenues(3)	141	—	141	—	—	—
Other Revenues—Economic Income Basis—Non-GAAP	1,627	38	1,665	378	2	380
Total Revenues—Economic Income Basis—Non-GAAP	$119,390	$5,868	$125,258	$131,101	$7,738	$138,839

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$227,908	$15,600	$243,508	$413,266	$15,556	$428,822
Adjustment to management fees(1)	(15,488)	—	(15,488)	(31,362)	—	(31,362)
Management Fees—Economic Income Basis—Non-GAAP	212,420	15,600	228,020	381,904	15,556	397,460

Incentive income—GAAP	165,719	3,271	168,990	50,105	7,372	57,477
Adjustment to incentive income(2)	—	—	—	—	—	—
Incentive Income—Economic Income Basis—Non-GAAP	165,719	3,271	168,990	50,105	7,372	57,477

Other revenues—GAAP	3,977	104	4,081	1,533	11	1,544
Adjustment to other revenues(3)	(1,117)	—	(1,117)	—	—	—
Other Revenues—Economic Income Basis—Non-GAAP	2,860	104	2,964	1,533	11	1,544
Total Revenues—Economic Income Basis—Non-GAAP	$380,999	$18,975	$399,974	$433,542	$22,939	$456,481
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

(3)	Adjustment to exclude realized gains on sale of fixed assets.

Economic Income Expenses

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$61,534	$12,956	$74,490	$51,990	$5,768	$57,758
Adjustment to compensation and benefits(1)	(23,034)	(7,866)	(30,900)	(18,484)	(3,330)	(21,814)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$38,500	$5,090	$43,590	$33,506	$2,438	$35,944

Interest expense and general, administrative and other expenses—GAAP	$38,190	$557	$38,747	$61,460	$794	$62,254
Adjustment to interest expense and general, administrative and other expenses(2)	(7,066)	—	(7,066)	(16,583)	(189)	(16,772)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$31,124	$557	$31,681	$44,877	$605	$45,482

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$184,084	$30,028	$214,112	$155,293	$14,469	$169,762
Adjustment to compensation and benefits(1)	(65,916)	(15,141)	(81,057)	(56,689)	(7,377)	(64,066)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$118,168	$14,887	$133,055	$98,604	$7,092	$105,696

Interest expense and general, administrative and other expenses—GAAP	$129,431	$1,841	$131,272	$610,496	$3,277	$613,773
Adjustment to interest expense and general, administrative and other expenses(2)	(24,489)	—	(24,489)	(45,746)	(562)	(46,308)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$104,942	$1,841	$106,783	$564,750	$2,715	$567,465
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

Other Economic Income Items

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income attributable to noncontrolling interests—GAAP	$9,442	$318	$9,760	$16,454	$116	$16,570
Adjustment to net income attributable to noncontrolling interests(1)	(9,444)	(318)	(9,762)	(16,461)	(116)	(16,577)
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(2)	$—	$(2)	$(7)	$—	$(7)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net income (loss) attributable to noncontrolling interests—GAAP	$41,021	$659	$41,680	$(187,213)	$346	$(186,867)
Adjustment to net income (loss) attributable to noncontrolling interests(1)	(41,023)	(659)	(41,682)	187,201	(346)	186,855
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(2)	$—	$(2)	$(12)	$—	$(12)
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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of September 30, 2017 and December 31, 2016, would have resulted in a change of approximately $2.0 billion and $2.6 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of October 1, 2017 (the date management fees are calculated for the fourth quarter of 2017) would impact management fees charged on that day by approximately $4.2 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2017, would have impacted management fees charged on that day by approximately $5.6 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of September 30, 2017 and December 31, 2016, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
Interest Rate Risk
Our Senior Notes are fixed-rate borrowings. Any borrowings under the Revolving Credit Facility and CLO Investments Loans, as well as our investments in CLOs accrue interest at variable rates. Our funds also have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest income and interest expense, future earnings and cash flows.
We estimate that as of September 30, 2017 and December 31, 2016, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Dated: November 2, 2017

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Alesia J. Haas
Alesia J. Haas
Chief Financial Officer and Executive Managing Director