Form 10-K
period 2017-12-31
Och-Ziff Capital Management Group LLC
filed 2018-02-23
CIK 1403256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was approximately $462.2 million. As of February 23, 2018, there were 190,781,536 Class A Shares and 304,339,478 Class B Shares outstanding.
Documents Incorporated by Reference
Portions of the definitive proxy statement for the 2018 annual meeting of Och-Ziff Capital Management Group LLC’s shareholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

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

executive managing directors
The current limited partners of the Oz Operating Partnerships other than our intermediate holding companies, including our founder, Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in our business funds
The multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles for which we provide asset management services

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

Preferred Units
One Class A cumulative preferred unit in each of the Oz Operating Partnerships collectively represents one “Preferred Unit.” Certain of our executive managing directors collectively own 100% of the Preferred Units

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

Available Information
We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. We make available free of charge on our website (www.ozm.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also use our website to distribute company information, and such information may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcast. The contents of our website are not, however, a part of this report.
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

PART I
Item 1. Business
Business Description
Oz Management is a leading global institutional alternative asset manager, with approximately $33.3 billion in assets under management as of February 1, 2018. We provide asset management services through our funds, which pursue a broad range of global investment opportunities, and by developing new, carefully considered investment products. We also offer customized solutions within and across our product platforms to help our fund investors meet their investment objectives. Our funds invest across numerous asset classes and geographies, with a breadth we believe is offered by few alternative asset management firms.
Our approach to asset management is based on the same fundamental elements that we have employed since Oz Management was founded in 1994. Our objectives are to create long-term value for our fund investors through a disciplined investment philosophy that focuses on delivering consistent, positive, risk-adjusted returns across market cycles. Our extensive experience, combined with the consistency of our approach to investing and managing risk, have been integral to the growth of our assets under management. We currently manage multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles.
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
We have built an experienced investment management team with a well-established presence in the United States, Europe and Asia. As of December 31, 2017, we had 483 employees worldwide, including 147 investment professionals, 22 active executive managing directors and 62 managing directors working from our offices in New York, London, Hong Kong, Mumbai, Beijing, Shanghai and Houston. Our New York office was established in 1994 and has been operational for over 20 years. Our London office, established in 1998, houses our European investment team. Our Hong Kong office, established in 2001, houses the majority of our Asian investment team. See “—Employees” for additional information on our global headcount.
We currently have two operating segments: the Oz Funds Segment and our real estate business. The Oz Funds Segment is currently our only reportable operating segment under GAAP and provides asset management services to our multi-strategy funds, dedicated credit funds and other alternative investment vehicles. Our real estate business, which provides asset management services to our real estate funds, is included within Other Operations, as it does not meet the threshold of a reportable operating segment under GAAP. See Note 16 to our consolidated financial statements included in this annual report for additional information regarding the Oz Funds Segment.
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
Overview of Our Funds
Multi-Strategy
As of December 31, 2017, we managed approximately $13.7 billion of assets under management in our multi-strategy funds, or 42% of our total assets under management. The portfolio composition of our multi-strategy funds is determined by evaluating what we believe are the best market opportunities for each fund, consistent with each fund’s goal of generating consistent, positive, risk-adjusted returns while protecting fund investor capital. The primary investment strategies we employ in our multi-strategy funds include the following:

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

The Oz Master Fund, our global multi-strategy fund, opportunistically allocates capital between our investment strategies in North America, Europe and Asia based on market conditions and attractive investment opportunities. The Oz Master Fund generally employs every strategy and geography in which our funds invest and constituted approximately 35% of our assets under management as of December 31, 2017. Our other funds implement geographical- or strategy-focused investment programs. The investment performance for our other funds may vary from those of the Oz Master Fund, and that variance may be material.
The chart below presents the composition, by strategy (excluding residual assets attributable to redeeming investors), of the Oz Master Fund as of January 1, 2018:
The table below sets forth, as of December 31, 2017, the net annualized return, volatility and Sharpe Ratio of the Oz Master Fund, the Oz Multi-Strategy Composite (as defined below), the S&P 500 Index and the MSCI World Index. This table is provided for illustrative purposes only. The performance reflected in the table below is not necessarily indicative of the future results of the Oz Master Fund. There can be no assurance that any fund will achieve comparable results. An investment in our Class A Shares is not an investment in any of our funds. See “Item 1A. Risk Factors—Risks Related to Our Business—An investment in our Class A Shares is not an alternative to an investment in any of our funds, and the returns of our funds should not be considered as indicative of any returns expected on our Class A Shares, although poor investment performance of, or lack of capital flows into, the funds we manage could have a materially adverse impact on our revenues and, therefore, the returns on our Class A Shares.”

Past performance is no indication or guarantee of future results.

Net Annualized Return through December 31, 2017	1 Year	3 Years	5 Years	Since Oz Master Fund Inception (January 1, 1998)	Since Oz Multi-Strategy Composite Inception (April 1, 1994)
Oz Master Fund Composite(1)	10.4%	4.5%	6.5%	8.9%	n/a
Oz Multi-Strategy Composite(2)	10.4%	4.5%	6.5%	8.9%	11.8%
S&P 500 Index(3)	21.8%	11.4%	15.8%	7.2%	10.0%
MSCI World Index(3)	19.1%	10.3%	13.9%	6.3%	7.8%

Volatility - Standard Deviation (Annualized)(4)
Oz Master Fund Composite(1)	3.4%	4.9%	4.6%	5.0%	n/a
Oz Multi-Strategy Composite(2)	3.4%	4.9%	4.6%	5.0%	5.4%
S&P 500 Index(3)	3.9%	10.1%	9.5%	14.9%	14.4%
MSCI World Index(3)	3.1%	9.9%	9.2%	14.1%	13.6%

Sharpe Ratio(5)
Oz Master Fund Composite(1)	2.70	0.80	1.32	1.32	n/a
Oz Multi-Strategy Composite(2)	2.70	0.80	1.32	1.32	1.66
S&P 500 Index(3)	5.25	1.07	1.62	0.33	0.49
MSCI World Index(3)	5.78	0.98	1.47	0.28	0.36
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

(2)
The Oz Multi-Strategy Composite is provided as supplemental information to the Oz Master Fund Composite. The Oz Multi-Strategy Composite represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since our inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Oz Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies we followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion and has varied materially since inception and is expected to vary materially in the future.

(3)
These comparisons show the returns of the S&P 500 Index (SPTR) and the MSCI World Index (GDDLWI) (collectively, the “Broader Market Indices”) against the Oz Master Fund Composite and the Oz Multi-Strategy Composite. These comparisons are intended solely for illustrative purposes to show a historical comparison of the Oz Master Fund Composite and the Oz Multi-Strategy Composite to the broader equity markets, as represented by the Broader Market Indices, and should not be considered as an indication of how the Oz Master Fund or the feeder funds will perform relative to the Broader Market Indices in the future. The Broader Market Indices are not performance benchmarks of the Oz Master Fund or the feeder funds. Neither the Oz Master Fund nor the feeder funds are managed to correlate in any way with the returns or composition of the Broader Market Indices, which are unmanaged. It is not possible to invest in an unmanaged index. You should not assume that there is any material overlap between the securities underlying the Oz Master Fund Composite or the Oz Multi-Strategy Composite and those that comprise the Broader Market Indices. The S&P 500 Index is an equity index owned and maintained by Standard & Poor’s, a division of McGraw-Hill, whose value is calculated as the free float-weighted average of the share prices of 500 large-capitalization corporations listed on the NYSE and NASDAQ. The MSCI World Index is a free float-adjusted market capitalization weighted index owned and maintained by MSCI Inc. that is designed to measure the equity market performance of developed markets. Returns of the Broader Market Indices have not been reduced by fees and expenses associated with investing in securities and include the reinvestment of dividends.

(4)	Standard Deviation is a statistical measure of volatility that measures the fluctuation of the monthly rates of return against the average return.

(5)
Sharpe Ratio represents a measure of the risk-adjusted return of the composite returns, or benchmark returns, as applicable. The Sharpe Ratio is calculated by subtracting the risk-free rate from the composite returns, or benchmark returns, as applicable, and dividing that amount by the standard deviation of the applicable returns. The risk-free rate of return used in computing the Sharpe Ratio is the one-month U.S. dollar London Interbank Offered Rate compounded monthly throughout the periods presented.

Credit
As of December 31, 2017, we managed approximately $15.7 billion of assets under management in our dedicated credit funds, or 48% of our total assets under management. Our dedicated credit funds are comprised of our opportunistic credit funds and our Institutional Credit Strategies products.
Opportunistic Credit Funds
As of December 31, 2017, we managed approximately $5.5 billion of assets under management in our opportunistic credit funds. Our opportunistic credit funds seek to generate risk-adjusted returns by capturing value in mispriced investments across disrupted, dislocated and distressed corporate, structured and private credit markets globally. As of December 31, 2017, assets under management in the Oz Credit Opportunities Master Fund, our global opportunistic credit fund, totaled $1.7 billion. The remainder of the assets under management in our opportunistic credit funds was comprised of various open-end and closed-end funds, as well as customized solutions structured to meet our fund investors’ needs.
Institutional Credit Strategies
As of December 31, 2017, we managed approximately $10.1 billion of assets under management in our Institutional Credit Strategies products. Institutional Credit Strategies is our asset management platform that invests in performing credits, including leveraged loans, high-yield bonds, private credit/bespoke financing and investment grade credit via CLOs and other customized solutions for clients.
Real Estate
As of December 31, 2017, we managed approximately $2.5 billion of assets under management in our real estate funds, or 8% of our total assets under management. Our real estate funds employ a situation-specific, opportunistic investment strategy, combined with a disciplined risk assessment process. These funds seek to diversify investments across geography, asset types and transaction structures to actively balance the portfolios within each of the funds.
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
Investment and Risk Management Process
Our extensive experience and consistent approach to investing and risk management are essential to our strong performance history. Risk management is central to the investment process in all of our funds and the operations of our business. Our investment and risk management processes benefit from our dedicated and experienced investment teams operating out of our offices worldwide.
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

•
Preservation of capital. Preservation of capital is our top priority and critical to delivering attractive returns to fund investors. Our goal is to preserve capital during periods of market decline and generate competitive investment performance in rising markets. We use sophisticated risk tools and active portfolio management to govern exposures to market and other risk factors. We adhere strictly to each fund’s mandate and provisions with respect to leverage. We are knowledgeable about the risks of fund leverage, respectful of its limits, and judicious in our application.

•
Dynamic capital allocation. We allocate capital dynamically across strategies and geographies, consistent with the investment objectives for each of our funds. Opportunities and market conditions determine portfolio composition rather than preset, rigid capital allocations. At the same time, we maintain an active focus on portfolio diversification and risk management.

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

Our Fund Investors
We focus on developing and maintaining long-term relationships with a global base of institutional investors, which includes many of the largest, most sophisticated investors in the world. Excluding CLOs, we currently have over 1,200 investors in our funds, including pension funds, private banks, corporates and other institutions, fund-of-funds, foundations and endowments, and family offices and individuals. Our investors value our funds’ consistent performance history, our global investing expertise, our diverse investment strategies and our ability to develop investment capabilities in areas where we see opportunities evolve. As a result, a number of our fund investors invest in more than one of our funds.
Investments by our executive managing directors and employees collectively comprised approximately 11% of our total assets under management as of January 1, 2018. The single largest unaffiliated investor in our funds accounted for approximately 14% of our total assets under management as of January 1, 2018, and the top five unaffiliated fund investors accounted for approximately 31%. Approximately 27% of our investors were from outside North America as of January 1, 2018. These percentages, as well as those presented in the chart below, exclude assets under management in our CLOs, which are held by various types of investors.
The following chart presents the composition of our fund investors by type across our funds as of January 1, 2018:

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
Competitive Strengths
Our business was built on certain fundamental elements that we believe are differentiating competitive strengths. They continue to define Oz Management today. As such, we view these elements as important to our ability to retain and attract new assets under management and, over time, increase our market share of new capital flows to the alternative asset management industry.

•
Alignment of interests.  We structure our business to align our executive managing directors’ and employees’ interests with those of the investors in our funds and our Class A Shareholders. Our 22 active executive managing directors and 62 managing directors have a compensation structure that includes receiving a portion of any bonus compensation in a combination of equity and/or deferred cash interests that vest over time.

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

•
Focus on infrastructure.  Since our firm’s inception, we have focused on building a robust infrastructure with an emphasis on strong financial, operational and compliance-related controls. As of December 31, 2017, of the firm’s 84 active executive managing directors and managing directors, 34 are dedicated to our global infrastructure, reinforcing our commitment to this important part of our business. As a public company, we are required to identify and document key processes and controls, which are subject to independent review. Additionally, we have added a number of independent, third-party processes to our fund operations that provide independent information to our fund investors.

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

Our Structure
Och-Ziff Capital Management Group LLC
Och-Ziff Capital Management Group LLC is a publicly traded holding company, and its primary assets are ownership interests in the Oz Operating Group entities, which are held indirectly through two intermediate holding companies, Oz Corp and Oz Holding. We conduct our business through the Oz Operating Group. Och-Ziff Capital Management Group LLC currently has two classes of shares outstanding: Class A Shares and Class B Shares.
Class A Shares.    Class A Shares represent Class A limited liability company interests in Och-Ziff Capital Management Group LLC. The holders of Class A Shares are entitled to one vote per share held of record on all matters submitted to a vote of our shareholders and, as of December 31, 2017, represent 35.8% of our total combined voting power. The holders of Class A Shares are entitled to any distribution declared by our Board of Directors, subject to any statutory or contractual restrictions on the payment of distributions and to any restrictions on the payment of distributions imposed by the terms of any outstanding preferred shares we may issue in the future. Additional Class A Shares are issuable upon exchange of Group A Units by our executive managing directors, as described below, and upon vesting of equity awards granted under our Amended and Restated 2007 Equity Incentive Plan or 2013 Incentive Plan.
Class B Shares.    Class B Shares have no economic rights and are not publicly traded, but rather entitle the holders of record to one vote per share on all matters submitted to a vote of our shareholders. The Class B Shares are held solely by our executive managing directors and provide them with a voting interest in Och-Ziff Capital Management Group LLC commensurate with their economic interest in our business in the form of Group A Units and Group P Units (assuming such Group P Units are participating). Each executive managing director holding Group A Units or Group P Units holds an equal number of Class B Shares. Upon a grant of Group A Units or Group P Units to an executive managing director, an equal number of Class B Shares is also granted to such executive managing director. Upon the exchange by an executive managing director of a Group A Unit or a Group P Unit for a Class A Share as further discussed below, the corresponding Class B Share is canceled.
As of December 31, 2017, the Class B Shares represent 64.2% of our total combined voting power. Our executive managing directors have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of our shareholders. This proxy will terminate on the “Transition Date,” which will be December 31, 2019, subject to extension if either (i) we have advised Mr. Och that he may not withdraw any capital that he may request to withdraw or (ii) Mr. Och is advised by counsel that he is prohibited by law from withdrawing any capital he has requested to withdraw. Following the termination of the proxy, each Class B Shareholder will be entitled to one vote per share held of record on all matters submitted to a vote of our shareholders.
Oz Operating Group Entities
We conduct our business through the Oz Operating Group. Historically, we have used more than one Oz Operating Group entity to segregate our operations for business, financial, tax and other reasons. We may increase or decrease the number of our Oz Operating Group entities and intermediate holding companies based on our views as to the appropriate balance between administrative convenience and business, financial, tax and other considerations.
The Oz Operating Group currently consists of OZ Management LP, OZ Advisors LP and OZ Advisors II LP. All of our interests in OZ Management LP and OZ Advisors LP are held through Oz Corp. All of our interests in OZ Advisors II LP are held through Oz Holding. Each intermediate holding company is the sole general partner of the applicable Oz Operating

Group entity and, therefore, generally controls the business and affairs of such entity. The Oz Operating Group currently has the following units outstanding: Group A Units, Group B Units, Group D Units, Group P Units and Preferred Units.
The Preferred Units have an aggregate liquidation preference of $1,000 per Preferred Unit, plus accrued and unpaid distributions. After the Preferred Units liquidation preference is satisfied, the Group A Units and Group B Units have no preference or priority over other securities of the Oz Operating Group (other than the Group D Units and Group P Units to the extent described below) and, upon liquidation, dissolution or winding up, will be entitled to any assets remaining after payment of all debts and liabilities of the Oz Operating Group (together with the Group D Units and Group P Units to the extent described below).
Group A Units.    Our executive managing directors own 100% of the Group A Units, which as of December 31, 2017, represent a 58.5% equity interest in the Oz Operating Group. Currently, Group A Units are exchangeable for our Class A Shares at the discretion of the Exchange Committee (which consists of the members of the Partner Management Committee), on a one-for-one basis, subject to minimum retained ownership and vesting requirements by our executive managing directors and certain exchange rate adjustments for splits, unit distributions and reclassifications. Following the Transition Date, the Exchange Committee will be disbanded and thereafter, any of our executive managing directors may exchange his or her vested Group A Units over a period of two years in three equal installments.
Group B Units.    Each intermediate holding company holds a general partner interest and Group B Units in each Oz Operating Group entity that it controls. Our intermediate holding companies own 100% of the Group B Units, which, as of December 31, 2017, represent a 41.5% equity interest in the Oz Operating Group. The Group B Units are economically identical to the Group A Units held by our executive managing directors and represent common equity interests in our business, but are not exchangeable for Class A Shares and are not subject to vesting, forfeiture or minimum retained ownership requirements.
Group D Units.    Group D Units are non-equity, limited partner profits interests issued to certain executive managing directors that are only entitled to share in residual assets upon liquidation, dissolution or winding up, and become eligible to participate in any exchange right or tag along right in a change of control transaction to the extent that there has been a threshold amount of appreciation. The Group D Units convert into Group A Units to the extent we determine that they have become economically equivalent to Group A Units. Allocations to these interests are recorded within compensation and benefits in our consolidated statements of comprehensive income (loss).
Group P Units.    On March 1, 2017, we issued Group P Units to certain executive managing directors. Group P Units entitle holders to receive distributions of future profits of the Oz Operating Group, and each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent), in each case upon satisfaction of certain service and performance conditions and at such time we determine that a Group P Unit has become economically equivalent to a Group A Unit. The Group P Units are entitled to share in residual assets upon liquidation, dissolution or winding up only to the extent that certain performance conditions are met and to the extent that there has been a threshold amount of appreciation. The terms of the Group P Units may be varied for certain executive managing directors. Group P Units grants are accounted for as equity-based compensation. See Note 10 to our consolidated financial statements included in this report for additional information regarding the terms of the Group P Units.
Preferred Units. Preferred Units represent ownership interests in each of the Oz Operating Group entities and are held by certain executive managing directors (the “EMD Purchasers”). Preferred Units are a class of non-voting preferred equity interests in the Oz Operating Group entities with an aggregate liquidation preference of $1,000, plus accrued and unpaid distributions. See Note 9 to our consolidated financial statements included in this report for additional information regarding the terms of the Preferred Units.
Profit Sharing Interests (PSIs). In 2016, we began to issue profit sharing interests (“PSIs”) to certain executive managing directors. PSIs are non-equity, limited partner profits interests in the Oz Operating Group that participate in distributions of future profits of the Oz Operating Group on a pro rata basis with the Oz Operating Group A, B and D Units and may share in residual assets upon liquidation, dissolution or winding up to the extent that there has been a threshold amount of appreciation subsequent to issuance of the PSIs. Subject to the discretion of the Chairman of the Partner Management Committee (the “PMC Chairman”), distributions on the PSIs are made in a combination of cash, Group D Units, RSUs or deferred cash interests (“DCIs”). PSIs are subject to forfeiture upon the departure of an executive managing director, and the number of PSIs held by an executive managing director can be increased or decreased each year at the PMC Chairman’s discretion.
Restricted Share Units
We grant Class A restricted share units (“RSUs”) as a form of compensation to our employees and executive managing directors. An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board of Directors, upon completion of the requisite service period. All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on our Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. Delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs.
In 2018, we began granting Class A performance-based RSUs (“PSUs”). A PSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board of Directors, upon completion of the requisite service period, as well as satisfying certain performance conditions based on achievement of targeted total shareholder return on Class A Shares. PSUs do not begin to accrue dividend equivalents until the requisite service period has been completed and performance conditions have been achieved.
See Note 10 to our consolidated financial statements included in this report for additional information regarding RSUs and Note 17 for additional information regarding PSUs.

The diagram below depicts our organizational structure as of December 31, 2017(1):

Executive Managing Directors
Public Shareholders
100% Class B Shares
* no economic rights in Och-Ziff Capital Management Group LLC
* 64.2% of total combined voting power in Och-Ziff Capital Management Group LLC(3)
100% Group A Units(2)
* 58.5% of the equity interests in Oz Operating Group
* limited partner interest
* exchangeable for Och-Ziff Capital Management Group LLC Class A Shares (subject to vesting, minimum retained ownership requirements and transfer restrictions)
100% Class A Shares
* 100% of economic rights in Och-Ziff Capital Management Group LLC
* 41.5% indirect equity interest in Oz Operating Group
* 35.8% of total combined voting power in Och-Ziff Capital Management Group LLC
Och-Ziff Capital Management Group LLC (NYSE: OZM)
100% Preferred Units
* non-voting preferred interests
* aggregate liquidation preference of $1,000, plus accrued and unpaid distributions
* initial distribution rate of 0% per annum until February 19, 2020
100%
100%
Oz Corp
Oz Holding
Sole General Partner
100% Group B Units
* 41.5% of the equity interests in Oz Operating Group
* limited partner interest
Sole General Partner
100% Group B Units
* 41.5% of the equity interests in Oz Operating Group
* limited partner interest
Sole General Partner
100% Group B Units
* 41.5% of the equity interests in Oz Operating Group
* limited partner interest
Oz Operating Group(4)(5)(6)
OZ Management LP
OZ Advisors I LP
OZ Advisors II LP

_______________

(1)
This diagram does not give effect to 14,530,602 Class A restricted share units, or “RSUs,” that were outstanding as of December 31, 2017, and were granted to our executive managing directors, managing directors, other employees and the independent members of our Board of Directors.

(2)
Mr. Och and the other executive managing directors hold Group A Units representing 27.9% and 30.7%, respectively, of the equity in the Oz Operating Group, excluding the 8,333,838 Class A Shares collectively owned directly by Mr. Och and certain other executive managing directors. Our executive managing directors also hold Class C Non-Equity Interests and Group D Units as described below in notes (4) and (5).

(3)
Mr. Och holds Class B Shares representing 24.1% of the voting power of our Company and the other executive managing directors hold Class B Shares representing 40.1% of the voting power of our Company. Our executive managing directors have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. In addition, Mr. Och controls an additional 0.4% of our total combined voting power through his direct ownership of 1,957,071 Class A Shares.

(4)
Not presented in the diagram above are Class C Non-Equity Interests, which are non-equity interests in the Oz Operating Group entities. No holder of Class C Non-Equity Interests will have any right to receive distributions on such interests. Our executive managing directors hold all of the Class C Non-Equity Interests, which may be used for discretionary income allocations, including the cash element of any discretionary annual performance awards paid to our executive managing directors. References to bonuses throughout this annual report include any Class C Non-Equity Interests distributions.

(5)
Not presented in the diagram above are Group D Units, which represent an approximately 14.5% profits interest in the Oz Operating Group, and are not considered equity interests for GAAP purposes. Our executive managing directors hold all of the Group D Units.

(6)
Not presented in the diagram above are Group P Units issued and held by our executive managing directors. The Group P Units are not participating in the economics of Oz Operating Group, as the applicable Service Condition and Performance Condition (as defined in Note 10 to our consolidated financial statements) have not yet been met as of December 31, 2017.

Employees
As of December 31, 2017, our worldwide headcount was 483 (including 60 in the United Kingdom and 33 in Asia), with 147 investment professionals (including 34 in the United Kingdom and 16 in Asia). As of this date, we had 22 active executive managing directors and 62 managing directors.
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
See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” “—Increased regulatory focus in the United States could result in additional burdens on our business” and “—Regulatory changes in jurisdictions outside the United States could adversely affect our business.”
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
Daniel S. Och, 57, is the founder of Oz Management. Mr. Och serves as Chairman of the Board of Directors and the Partner Management Committee. Prior to founding Oz Management in 1994, Mr. Och spent eleven years at Goldman, Sachs & Co. He began his career in the Risk Arbitrage Department, and later responsibilities included Head of Proprietary Trading in the Equities Division and Co-Head of U.S. Equities Trading. Mr. Och holds a B.S. in Finance from the Wharton School of the University of Pennsylvania.
Robert Shafir, 59, is Chief Executive Officer and a Director of the Board of Directors. Prior to joining Oz Management in 2018, Mr. Shafir served in various capacities at Credit Suisse Group AG, including as the CEO of Credit Suisse Americas from 2008 to 2016 and Co-Head of Private Banking & Wealth Management, which included oversight of Asset Management, from 2012 to 2016. He also served on the Executive Board from 2007 until 2015. Prior to joining Credit Suisse in 2007, Mr. Shafir held several senior positions at Lehman Brothers Inc. for over 17 years, including Head of Global Equities and a member of the Executive Board. Mr. Shafir received a B.A. in Economics from Lafayette College and an M.B.A. from Columbia Business School.
Alesia J. Haas, 41, is Chief Financial Officer and a member of the Partner Management Committee. Prior to joining Oz Management in 2016, Ms. Haas was the Chief Financial Officer and Head of Strategy for OneWest Bank. Prior to that, she spent time in senior finance, investment and strategy roles at Merrill Lynch, General Electric, and Infinity Point. Ms. Haas holds a B.S. from California Polytechnic State University.
David Windreich, 60, is Co-Chief Investment Officer of Oz Management and a member of Oz Management’s Board of Directors and Partner Management Committee. Prior to joining Oz Management at its inception in 1994, Mr. Windreich was a Vice President in the Equity Derivatives Department of Goldman, Sachs & Co. He began his career at Goldman, Sachs & Co. in 1983 and became a Vice President in 1988. Mr. Windreich holds both a B.A. in Economics and an M.B.A. in Finance from the University of California, Los Angeles.
Zoltan Varga, 43, is Head of Asian Investing for Oz Management, is a member of Oz Management’s Partner Management Committee and helps manage Oz’s Hong Kong office. Prior to joining Oz Management in 1998, Mr. Varga was with Goldman, Sachs & Co. as an Investment Banking Analyst in the Mergers and Acquisitions Department. Mr. Varga holds a B.A. in Economics from DePauw University.
Harold A. Kelly, 54, is Head of Global Convertible and Derivative Arbitrage for Oz Management and is a member of Oz Management’s Partner Management Committee. Prior to joining Oz Management in 1995, Mr. Kelly spent seven years trading various financial instruments and held positions at Cargill Financial Services Corporation, Eagle Capital Management, Merrill Lynch International, Ltd. and Buchanan Partners, Ltd. Mr. Kelly holds a B.B.A. in Finance and also holds an M.B.A. and a Ph.D. in Business Administration from The University of Georgia.
James S. Levin, 34, is Co-Chief Investment Officer and Head of Global Credit for Oz Management, and a member of Oz Management’s Partner Management Committee. Prior to joining Oz Management in 2006, Mr. Levin was an Associate at Dune Capital Management LP. Prior to that, Mr. Levin was an analyst at Sagamore Hill Capital Management, L.P. Mr. Levin holds a B.A. in Computer Science from Harvard University.

Wayne Cohen, 43, is President and Chief Operating Officer of Oz Management and is a member of Oz Management’s Partner Management Committee. Prior to joining Oz Management in 2005, Mr. Cohen was an Associate at Schulte Roth & Zabel. Mr. Cohen holds a B.A. in International Relations from Tulane University and a J.D. from New York University School of Law.
David M. Levine, 50, is Chief Legal Officer of Oz Management and is a member of Oz Management’s Partner Management Committee. Prior to joining Oz Management in 2017, Mr. Levine spent 15 years at Deutsche Bank in various positions with increasing responsibilities, most recently, Global Head of Litigation and Regulatory Enforcement. Prior to that, he spent eight years in various roles at the SEC including as Chief of Staff. Mr. Levine holds a B.S. from the State University of New York at Albany and a J.D. from Hofstra University.
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
Interest rates have been at historically low levels in recent years. However, from December 2015 through 2017, the Federal Reserve raised its benchmark interest rate five separate times, in each case by a quarter of a percentage point. The Federal Reserve has indicated it may continue raising interest rates in the coming twelve months. Interest rates could have an adverse impact on our business, financial condition or results of operations.
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
Potential impact of the United Kingdom’s decision to leave the European Union.
On June 23, 2016, the UK held an advisory referendum in which UK voters approved the UK’s exit from the European Union (the “EU”), commonly referred to as “Brexit.” On March 29, 2017 the UK government gave formal notice to the

European Council under Article 50(2) of the Treaty on European Union of the UK’s intention to withdraw from the EU. This notice began a period of negotiation between the EU and the UK ahead of the UK’s exit from the EU which is currently expected to take place on March 30, 2019. The negotiations are expected to focus on an agreement for the terms of the UK’s withdrawal from the EU, the terms of a potential transitional period from March 30, 2019, and a framework for the UK’s future relationship with the EU after the UK’s exit. Nevertheless, the timing and the outcome of those negotiations remain highly uncertain and information regarding the long-term consequences of the UK’s withdrawal is expected to become clearer over time. The announcement of the result of the Brexit referendum and news concerning the progress of the EU’s and UK’s Brexit negotiations has caused significant volatility in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound, which may impair the investment performance of our funds. In addition, Brexit could lead to political, legal and economic uncertainty and potentially divergent national laws and regulations, particularly from a tax perspective, as the UK determines which EU laws to replace or replicate. Changes made by the UK to its domestic or international tax system and its implementation after the UK has withdrawn from the EU could have a material adverse effect on our business, financial condition or results of operations.
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
Subject to any specific redemption provisions applicable to a fund, investors in our multi-strategy hedge funds may generally redeem their investments in our funds on an annual or quarterly basis following the expiration of a specified period of time (typically between one and three years), although certain investors generally may redeem capital during such specified period upon the payment of a redemption fee and upon giving proper notice. In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific events that occur at the Company (including any uncertainty related to our recently announced succession plans), we could experience increased redemptions and a consequent reduction in our assets under management. Recently, our assets under management have declined and we believe this trend will likely continue to some extent for some period of time following the settlement of the FCPA investigation. Furthermore, investors in our funds may also invest in funds managed by other alternative asset managers that have restricted or suspended redemptions or may in the future do so. Such investors may redeem capital from our funds, even if our performance is superior to such other alternative asset managers’ performance if they are restricted or prevented from redeeming capital from those other managers.
The decrease in revenues that would result from significant redemptions in our funds could have a material adverse effect on our business, financial condition or results of operations. During 2017, we experienced redemptions of approximately $10.5 billion from our funds. We may continue to experience elevated redemption levels and, if economic and market conditions remain uncertain or worsen, we may once again experience significant redemptions.

Our business, financial condition or results of operations may be materially adversely impacted by the highly variable nature of our revenues, results of operations and cash flows. In a typical year, a substantial portion of our incentive income and a large portion of our annual discretionary cash bonus expense is determined and recorded in the fourth quarter each year, which means that our interim results are not expected to be indicative of our results for a full year, causing increased volatility in the price of our Class A Shares.
Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be highly variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management and the amount of incentive income we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows are all highly variable. This variability is exacerbated during the fourth quarter of each year, primarily due to the fact that a substantial portion of our revenues historically has been and we expect will continue to be derived from incentive income from our funds. Such incentive income is contingent on the investment performance of the funds as of the relevant commitment period, which generally is as of the end of each calendar year; however, as of December 31, 2017, with respect to 54% of assets under management, the initial commitment period can be three years or longer depending on how the assets are invested. The expiration of these commitment periods may occur on dates other than December 31, which, in certain circumstances, may cause increased volatility in our results. Moreover, in a typical year, we determine a large portion of our annual discretionary cash bonus during the fourth quarter based on fund performance for the year. Because this bonus is variable and discretionary, it can exacerbate the volatility of our results. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the management fee rates we charge our fund investors or due to changes in the values of our funds’ investments, as well as capital inflows or outflows. Changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions may also cause fluctuations in our results from quarter to quarter. Such variability and unpredictability may lead to volatility or declines in the price of our Class A Shares and cause our results for a particular period not to be indicative of our performance in a future period or particularly meaningful as a basis of comparison against results for a prior period. Note, on the other hand, as of December 31, 2017, 31% of our assets under management are in Institutional Credit Strategies, which includes our CLOs, and have not historically generated a material amount of incentive income.
The amount of incentive income that may be generated by our funds is uncertain until it is actually crystallized. The commitment period for most of our multi-strategy assets under management is for a period of one year on a calendar-year basis, and therefore we generally crystallize incentive income annually on December 31. We may also recognize incentive income related to fund investor redemptions at other times during the year, as well as on assets under management subject to commitment periods that are longer than one year. We may also recognize incentive income from tax distributions relating to assets with longer-term commitment periods. As a result of these and other factors, our interim results may not be indicative of historical performance or any results that may be expected for a full year.
In addition, all of our hedge funds have “perpetual high-water marks.” This means that if a fund investor experiences losses in a given year, we will not be able to earn incentive income with respect to such investor’s investment unless and until our investment performance surpasses the perpetual high-water mark. For example, the incentive income we earn is dependent on the net asset value of each fund investor’s investment in the fund. However, failure to earn incentive income as a result of any high-water marks that do arise may adversely impact our business, financial condition or results of operations and our ability to make distributions to our Class A Shareholders. In addition, incentive income distributions from our real estate and certain other funds is subject to clawback obligations generally measured as of the end of the life of a fund, and therefore we currently defer this revenue until we are no longer required to repay amounts to a fund to the extent we have received excess incentive income distributions during the life of the fund relative to the aggregate performance of the fund. Beginning in 2018, as a result of the adoption of new revenue recognition accounting guidance, we will recognize incentive income when such amounts are probable of not significantly reversing. We cannot predict when realization events will occur or whether, upon occurrence, these investments will be profitable.
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
In addition to the competitive pressures described above, as we diversify by offering new or enhanced products and investment platforms, the average management fee rate we earn on our assets under management may fall as a result of a larger proportion of our assets under management being invested in products that earn lower management fee rates. For example, our average management fee rate has fallen during the period 2015 to 2017 from 1.39% to 0.93% of weighted-average assets under management. The rate decline was driven primarily by lower assets under management in our multi-strategy funds as a percentage of our total assets under management. Additionally, effective October 1, 2016, we reduced the management fee rate for existing fund investors in virtually all of our multi-strategy assets under management further contributing to the decline in our management fee income. Our average management fee will vary from period to period based on the mix of products that comprise our assets under management.
Even if we are able to compete successfully based on the factors noted above, it is possible we could lose assets under management to our competitors. It is possible that similar circumstances could cause us to experience unusually high redemptions or a decrease in inflows, even if our investment performance and other business attributes are otherwise competitive or superior.
Damage to our reputation could harm our business.
Our business is highly competitive and we benefit from being highly regarded in our industry. Maintaining our reputation is critical to attracting and retaining fund investors and for maintaining our relationships with our regulators. Negative publicity regarding our company or actual, alleged or perceived issues regarding our recently announced succession plan could give rise to reputational risk which could significantly harm our existing business and business prospects.
Our indebtedness and Preferred Units may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.
On November 20, 2014, OZ Management LP, as borrower, and certain of our other subsidiaries, as guarantors (collectively, with certain of their respective subsidiaries, the “Oz Operating Group Credit Parties”), entered into a $150 million unsecured revolving credit and guaranty agreement which was subsequently amended on December 29, 2015 (as amended, the “Revolving Credit Facility”), with certain financial institutions, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and certain other parties party thereto. On November 20, 2014, Och-Ziff Finance Co. LLC (“Oz Finance”), an indirect subsidiary of the Company, issued $400 million in aggregate principal amount of its 4.50% Senior Notes due 2019 (the “Senior Notes”) pursuant to an indenture (as supplemented by a supplemental indenture, the “Indenture”) among Oz Finance and the Oz Operating Partnerships (excluding Oz Finance, collectively, the “Senior Notes Guarantors”) and Wilmington Trust, National Association, as trustee. Also, pursuant to a securities purchase agreement, dated September 29, 2016 (the “Purchase Agreement”), the Company completed a $250.0 million issuance and sale of 250,000 Preferred Units on October 5, 2016, and an additional $150.0 million issuance and sale of 150,000 Preferred Units on January 23, 2017.

The Revolving Credit Facility provides for a revolving credit facility with a maturity of five years and contains a number of restrictive covenants that collectively impose significant operating and financial restrictions on the Oz Operating Group Credit Parties, including restrictions that may limit their ability to engage in acts that may be in our long-term best interests.
The restrictions in the Revolving Credit Facility include, among other things, limitations on the ability of the Oz Operating Group Credit Parties to:

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
The Indenture includes certain covenants, including limitations on Oz Finance’s and the Senior Notes Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease all or substantially all assets.
The Revolving Credit Facility also identifies a number of events that, if they occur or are continuing, would constitute an event of default under this agreement. The events of default include a change of control, which would occur if any person or group, other than certain permitted holders (including, but not limited to, Daniel S. Och, our other executive managing directors, and each of their respective related entities), becomes the beneficial owner, directly or indirectly, of at least 50% (on a fully diluted basis) of the voting interests in the Oz Operating Group. Similarly, the Indenture provides for customary events of default and, if a change of control repurchase event occurs, Oz Finance will be required to offer to repurchase the Senior Notes at a price in cash equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.
The terms of the Preferred Units contain certain operational limitations, a change in control provision and other mandatory repurchase provisions. Without the consent of the holders’ committee, which initially consists of Daniel S. Och as sole member, the Operating Group entities, their respective subsidiaries and the other subsidiaries of the Company may not, subject to limited exceptions, sell or otherwise dispose of any businesses, business lines or divisions, or any significant assets thereof. Under the terms of the Preferred Units, the Company, the Operating Group entities, their respective subsidiaries and the funds are also prohibited from any transaction with any Designated Officer (as defined in the exhibit to the Purchase Agreement), any holder of at least 10% of the outstanding equity of the Company, the Operating Group entities, their respective subsidiaries or their respective affiliates (other than Daniel S. Och or his related parties) other than transactions in the ordinary course of business with any person (other than a Designated Officer) relating to such person’s service to any Operating Group entity or consistent with past practice as of the date of the initial closing, including in connection with granting any direct or indirect carry or capital interest in the funds to such Person, which matters shall be determined by the Company’s board of directors or compensation committee.
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
A failure by any of the Oz Operating Group Credit Parties, Oz Finance or the Senior Notes Guarantors, as applicable, to comply with the covenants and other obligations—or upon the occurrence of other defaults—specified in the Revolving Credit Facility, or the Indenture, as the case may be, could result in an event of default under the Revolving Credit Facility, or the Indenture, as the case may be, which would give the lenders under the Revolving Credit Facility, or the holders of the Senior Notes, the right to declare all indebtedness and other obligations outstanding under the Revolving Credit Facility, if any, or the Senior Notes, as the case may be, together with accrued and unpaid interest and fees, to be immediately due and payable. If the indebtedness outstanding under the Revolving Credit Facility, if any, or the Senior Notes were to be accelerated, the Oz Operating Group Credit Parties, Oz Finance or the Senior Notes Guarantors, as applicable, may not have sufficient cash on hand or be able to sell sufficient assets to repay this indebtedness, which may have an immediate material adverse effect on our business, results of operations and financial condition. For more detail about risks relating to any refinancing, repurchasing or repayment of our Revolving Credit Facility and the Senior Notes, see “—Changes in the credit markets may negatively impact our ability to refinance our outstanding indebtedness or our ability to otherwise obtain attractive financing for our business, and may increase the cost of such financing if it is obtained, which would lead to higher interest expense or, with respect to our funds, lower-yielding investments, either of which would decrease our earnings. An increase in our borrowing costs may materially adversely affect our business, financial condition or results of operations.” For more detail regarding the Revolving Credit Facility, and Senior Notes, their respective terms and the current status of compliance with the Revolving Credit Facility by the Oz Operating Group Credit Parties, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Debt Obligations.”
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
Mr. Och resigned as CEO of the Company effective February 5, 2018. Mr. Och will remain Chairman of the Board until March 31, 2019, at which time he will resign and be replaced by a successor non-executive Chairman of the Board selected from the existing Board members and mutually agreed upon by the Nominating, Corporate Governance and Conflicts Committee and the Class B Shareholder Committee.

As Chairman of the Board, Mr. Och will oversee and be involved with the overall direction and vision of the Company. Following Mr. Och’s resignation as Chairman of the Board, Mr. Och will have the right to continue to serve as a director on the Board for so long as he continues to own interests in Oz Management representing at least 33% of either his current Preferred Units or current common equity units in the Oz Operating Partnerships.
Mr. Och will continue to serve as the (i) sole member of the Class B Shareholder Committee and (ii) Chairman of the Exchange Committee relating to the Group A Units until each is disbanded (which will coincide with the termination of the Class B Shareholders Agreement), which will occur on the Transition Date (as defined in the following sentence). The “Transition Date” will be December 31, 2019, subject to extension if either (i) the Company has advised Mr. Och that he may not withdraw any capital that he may request to withdraw or (ii) Mr. Och is advised by counsel that he is prohibited by law from withdrawing any capital he has requested to withdraw. We will develop a transition plan with respect to Mr. Och’s other roles and responsibilities and, to the extent necessary, we will seek consents or waivers with respect to certain of Mr. Och’s roles in order to effect such transition. As part of the transition, Mr. Och expects to continue to support Oz Management in its initiatives and remain involved with Oz Management to ensure its future success. After the Committee Dissolutions, Mr. Och will generally resign from other officer positions and from the boards of directors of our subsidiaries and will not become director of any future funds.
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
It may be difficult for us to retain and motivate our active executive managing directors after their interests in our business are fully vested and they are permitted to exchange their interests for Class A Shares that they can sell. The Group A Units granted to our executive managing directors who were executive managing directors before our IPO (our “Pre-IPO Partners”) in connection with the Reorganization have now generally become fully vested. Many of the Group A and Group D Units granted to executive managing directors since then are now also fully vested. Oz Operating Group Units otherwise granted to our executive managing directors, including awards granted under our Incentive Program established in 2017 (the “2017 Incentive Program”), continue to vest over time. See Note 10 to our consolidated financial statements included in this report for additional information on the 2017 Incentive Program.
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
The Oz Operating Partnerships’ limited partnership agreements and other agreements entered into with our executive managing directors provide that the ownership interests in our business that are held by our executive managing directors are subject to various transfer restrictions and vesting and forfeiture conditions. In addition, the RSUs that have been awarded to our managing directors, certain executive managing directors and certain other employees are also subject to certain vesting and forfeiture requirements. Further, all of our active executive managing directors and managing directors are subject to certain restrictions with respect to competing with us, soliciting our employees and fund investors and disclosing confidential information about our business. These restrictions, however, may not be enforceable in all cases and can be waived by us at any time. There is no guarantee that these requirements and agreements, or the forfeiture provisions of the Oz Operating Partnerships’ limited partnership agreements (which are relevant to our executive managing directors) or the agreements we have with our managing directors will prevent any of these professionals from leaving us, joining our competitors or otherwise competing with us. Any of these events could have a material adverse effect on our business, financial condition or results of operations.
Most of our assets under management are in funds that have special withdrawal provisions pursuant to which the failure of Daniel S. Och to be actively involved in the business provides investors with the right to redeem from such funds. The loss of the services of Mr. Och could have a material adverse effect on each of such funds and on our business, financial condition or results of operations.
Most of our assets under management are in funds that give investors a one-time special redemption right (not subject to redemption fees) if Daniel S. Och dies or ceases to perform his duties with respect to the fund for 90 consecutive days or otherwise ceases to be involved in the activities of the Oz Operating Group. The death or inability of Mr. Och to perform his duties with respect to any of our funds for 90 consecutive days, or termination of Mr. Och’s involvement in the activities of the Oz Operating Group for any reason, could result in substantial redemption requests from investors in certain of our funds. Any such event would have a direct material adverse effect on our revenues and earnings, and would likely harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Such withdrawals could lead to a liquidation of certain funds and a corresponding elimination of our management fees and potential to earn incentive income. The loss of Mr. Och could, therefore, ultimately have a material adverse effect on our business, financial condition or results of operations, including a loss of substantially all of our revenues and earnings.
Mr. Och resigned as CEO of the Company effective February 5, 2018, but will remain Chairman of the Board. See “—Our business and financial condition may be materially adversely impacted by the loss of any of our key executive managing directors, particularly certain members of our Partner Management Committee.” above for additional details regarding Mr. Och’s transition.
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
We are highly dependent on information systems and other technology, including those used or maintained by third parties with which we do business. Any failure in any such systems or infrastructure, or breach of the same, could materially impair our business, financial condition or results of operations.
Our business is highly dependent on information systems and technology. We rely heavily on our financial, accounting, trading, risk management and other data processing and information systems to, among other things, execute, confirm, settle and record a very large number of transactions, which can be highly complex and involve multiple parties across multiple financial markets and geographies, and to facilitate financial reporting and legal and regulatory compliance all in an extremely time-sensitive, efficient and accurate manner. We must continually update these systems to properly support our operations and growth, which creates risks associated with implementing new systems and integrating them into existing ones. We also use and rely upon third-party information systems and technology to perform certain business functions. Such third-party technology may be integrated with our own. Therefore, we face additional significant risks that would arise from the failure, disruption, termination or constraints in the information systems and technology of such third parties, including financial intermediaries such as exchanges and other service providers whose information systems and technology we use. Any of these information systems or technology infrastructures could fail, become disrupted (including by unauthorized security breaches) or otherwise not operate properly or as intended. In addition, our systems may be subject to cyberattacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer malware, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will always provide sufficient protection. If any of these failures occur, particularly those that directly affect our New York headquarters, we could suffer a disruption or cessation in our business operations, an interception of confidential or proprietary information, liability to our funds, regulatory intervention, legal action or reputational damage, any or all of which could materially impair our business, financial condition or results of operations. We could also be significantly affected if the information systems and technology of third parties with whom we conduct business are subject to unauthorized security breaches or other tampering.
We depend on our headquarters in New York and our London and Hong Kong offices, where most of our personnel are located. Although, we have taken important precautions to limit the impact of failures or disruptions in the information systems and technology infrastructures that we use, as well as the impact of physical disruptions to our New York headquarters, London and Hong Kong offices, these precautions, including our disaster recovery programs, may not be sufficient to adequately mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses, if at all.
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
We may also be adversely affected if additional legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. See “—Increased regulatory focus in the United States could result in additional burdens on our business” and “—Regulatory changes in jurisdictions outside the United States could adversely affect our business” for additional information. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with additional new laws or regulations could be difficult and expensive and affect the manner in which we conduct business, and we may be unable to correctly interpret and timely comply with any amended or expanded regulatory requirements, which could have adverse impacts on our business, financial condition or results of operations.

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
We are subject to numerous regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Title VII of the Dodd-Frank Act (the “Derivatives Title”) imposes a comprehensive regulatory regime on over-the-counter (“OTC”) derivatives and the operations of the markets for, and the activities of the dealers in and users of, OTC derivatives. The Derivatives Title, among other things: (i) could require certain OTC derivatives, including “swaps” (such as rate, credit, equity and commodity swaps) and “security-based swaps” (swaps and security-based swaps, collectively, “Swaps”), to be traded on a regulated exchange and cleared through a regulated clearing entity, potentially increasing significantly the collateral costs associated with such activities; (ii) imposes initial and variation margin requirements on certain entities whose derivatives are not cleared through a regulated clearing entity; (iii) creates several new classes of CFTC and SEC registrants, including “swap dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” that are subject to comprehensive regulation, including minimum net capital, margin, disclosure, reporting and recordkeeping requirements, conflicts of interest policies and procedures, new business conduct standards and other regulatory requirements; and (iv) expands the CFTC’s authority to impose speculative position limits with respect to derivative instruments, including Swaps on certain physical commodities (such as Swaps based on oil, gas, precious metals and agricultural commodities) and aggregate position limits for those instruments (including futures and options contracts and other listed instruments that are economically equivalent to such contracts) based on the same underlying physical commodity.
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
Furthermore, the Dodd-Frank Act required the SEC and the CFTC to implement more expansive regulations concerning whistleblowers. The SEC and the CFTC have each adopted rules under this requirement, establishing reward programs for persons who bring information to the SEC or the CFTC. To receive a reward under these programs, the information must lead to the successful enforcement or resolution of a judicial or administrative action brought by the SEC or CFTC that results in a monetary sanction of more than $1 million for a violation of the securities laws or the Commodity Exchange Act, respectively. These rules may result in increased regulatory inquiries or investigations by the SEC or the CFTC. Such inquiries or investigations could impose significant additional expense on us, require the attention of senior management and result in negative publicity and harm to our reputation.
Effective September 23, 2013, and pursuant to a mandate under the Dodd-Frank Act, the SEC adopted amendments to Rule 506 that disqualify issuers, such as our funds, from relying on the exemption from registration provided by Rule 506 in connection with a securities offering structured as a private placement if any “covered persons” are deemed to be “bad actors.” Specifically, an issuer generally will be precluded from conducting offerings that rely on the registration exemption provided by Rule 506 if a “covered person” has been subject to a relevant criminal conviction, regulatory or court order or other disqualifying event that occurred on or after September 23, 2013. For these purposes, the “covered persons” of an issuer include directors, certain officers, various entities related to the issuer, solicitors and promoters of the issuer and 20% beneficial owners of the issuer’s voting securities. For more detail about risks relating to the FCPA settlement and the related disqualification event which prevents many of our funds from raising capital using Rule 506, see “—The FCPA settlements could have a material adverse effect on our ability to raise capital for our funds.”
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
In early February 2017, the new Trump administration issued an executive order calling for a review of laws and regulations affecting the U.S. financial industry in order to determine their consistency with a set of core principles identified in the executive order. Several bills are pending in Congress that, if enacted, would amend the Dodd-Frank Act, including the Financial CHOICE Act (the “CHOICE Act”), which was approved by the House of Representatives and the Economic Growth, Regulatory Relief and Consumer Protection Act which is awaiting consideration in the Senate. The Administration has expressed support for these proposals and encouraged the House and Senate to work together to present legislation to the President as quickly as possible. The House and Senate legislation, while different, could change the process and criteria for designating systemically important financial institutions, modify the Volcker Rule and make reforms to the Consumer Financial Protection Bureau, among other amendments to the Dodd-Frank Act. The CHOICE Act would also significantly enhance the SEC’s enforcement capabilities and increase the maximum civil penalties and criminal sanctions under federal securities laws, including under the Investment Company Act (the “1940 Act”) and the Advisers Act. Both the House and Senate proposals are still subject to amendment and possible reconciliation into a single proposal, the scope of which is not possible to determine at this time nor is it possible to determine if and when such a proposal may be presented to the President for enactment.
Recently enacted tax legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”) made significant changes to the taxation of U.S. business entities, including by reducing the corporate income tax rate from 35% to 21%, eliminating the corporate alternative minimum tax, restricting deductions allowed for net operating losses to 80% of current year taxable income, permitting net operating losses to be carried forward indefinitely, and limiting the deductibility of business interest, among other changes. In addition, the TCJA changed the treatment of certain carried interests held by us by denying long-term capital gain treatment for gains recognized with respect to assets held for three years or less. We have not yet fully determined the effect the TCJA will have on us. See Note 11 for additional information regarding the effects of the TCJA on our consolidated financial statements.
Risk retention rules could adversely affect our CLO management business.
On October 21 and October 22, 2014, the U.S. federal interagency credit risk retention rules codified at 17 CFR Part 246 (the “U.S. Risk Retention Rules”) were issued. Effective as of December 24, 2015 (in the case of securitizations collateralized by residential mortgages) or December 24, 2016 (the “Risk Retention Compliance Date”), the U.S. Risk Retention Rules promulgated by U.S. federal regulators under the Dodd-Frank Act generally require a “sponsor” of a “securitization transaction” to retain either directly or through a “majority-owned affiliate” an economic interest in the “credit risk” of “securitized assets” (as such terms are defined in the U.S. Risk Retention Rules), in one or more prescribed forms.
The U.S. Risk Retention Rules provide that “sponsor” means “a person who organizes and initiates a securitization transaction by selling or transferring assets, either directly or indirectly, including through an affiliate, to the issuing entity”. For purposes of CLO transactions, the preamble to the rule text in the U.S. Risk Retention Rules states that the agencies believe that the U.S. Risk Retention Rules apply to CLOs and managers of CLOs. Thus, to the extent required by applicable law, subject to further developments relating to the LSTA Risk Retention Decision described below and other changes in circumstances, any CLO transaction that issues securities after such Risk Retention Compliance Date (including as a result of “deemed” issuances of securities resulting from refinancing, re-pricings or material amendments) will typically be required to satisfy the U.S. Risk Retention Rules. At this time, however, there is uncertainty with respect to what is required to comply with the U.S. Risk Retention Rules in certain circumstances. In addition, there are a number of future uncertainties surrounding the U.S. Risk Retention Rules, particularly for certain collateral managers in certain CLO transactions, including: (i) as discussed in greater detail below, the ultimate results of litigation currently in process brought by the Loan Syndications and Trading Association (the “LSTA”), a major industry trade association, challenging, among other things, the regulators’ application of U.S. Risk Retention Rules to certain collateral managers of certain CLOs, (ii) proposed legislation designed to exclude from U.S. Risk Retention Rules qualified CLOs that meet certain criteria and (iii) future directives and interpretations by governmental authorities with respect to the U.S. Risk Retention Rules.
On February 9, 2018, the United States Court of Appeals for the District of Columbia (the “DC Circuit Court”) ruled in favor of an appeal brought by the LSTA and reversed a lower court decision in favor of the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System (the “Applicable Governmental Agencies”) with instructions to grant summary judgment in favor of the LSTA on the issue of whether the U.S. Risk Retention Rules apply to certain collateral managers of certain CLOs under Section 941 of the Dodd-Frank Act (the “LSTA Risk Retention Decision”). If this decision stands and is implemented, certain CLO managers of certain CLOs will no longer be required to comply with the risk retention requirements of the U.S. Risk Retention Rules.
Subject to further developments relating to the LSTA Risk Retention Decision and other changes in circumstances, the U.S. Risk Retention Rules have caused, and may continue to cause, significant and potentially adverse changes to the CLO management business generally, and to our business specifically. Since the applicable Risk Retention Compliance Date, we have retained an “eligible vertical interest” (as such term is defined in the U.S. Risk Retention Rules) in a number of CLOs (the “Risk

Retention Interests” and each a “Risk Retention Interest”) directly through a standalone, self-managed collateral manager entity that is a wholly owned subsidiary of OZ Management LP, OZ CLO Management LLC (the “Retention Holder”). The Retention Holder has financed its acquisition of each Risk Retention Interest through a third party financing arrangement which provides for the Retention Holder to make additional borrowings to finance its purchase of notes issued by other CLO issuers for which the Retention Holder may become the collateral manager in the future. Subject to further developments relating to the LSTA Risk Retention Decision and other changes in circumstances, we may seek to retain additional risk retention interests directly through the Retention Holder, Och-Ziff Loan Management LP or through any other majority-owned affiliate. We may also seek to establish an additional standalone, self-managed collateral manager entity that will manage CLOs and retain risk retention interests directly or through a majority-owned affiliate. There can be no assurance that applicable regulatory or governmental authorities will agree that any of the approaches we adopt in order to comply with the requirements of the U.S. Risk Retention Rules satisfy such requirements. In addition, subject to further developments relating to the LSTA Risk Retention Decision and other changes in circumstances, in the event that the Retention Holder determines that it is no longer required to retain the Retention Interests under applicable law, and subject to any financing arrangements then in place, it may dispose of such Retention Interests.
Our efforts to undertake compliance with the U.S. Risk Retention Rules have required, and, subject to further developments relating to the LSTA Risk Retention Decision and other changes in circumstances, will continue to require additional costs and expenses, which may be significant, and are further expected to require tying up capital that could potentially be deployed in another manner in order to generate better risk-adjusted returns. In addition, in the event applicable regulatory or governmental authorities disagree that any of our adopted compliance approaches satisfy any applicable requirements of the U.S. Risk Retention Rules, this may expose us to additional costs and expenses, in addition to potential liability. Furthermore, we may be required to agree to certain undertakings and covenants in connection with complying with the U.S. Risk Retention Rules, breaches of which may cause us to incur liability. The Retention Holder’s third party recourse financing arrangement has imposed, and such financing arrangement, together with any additional third party recourse financing arrangement obtained in connection with retaining any future risk retention interest, may continue to impose, additional limitations or restrictions on our business that could adversely alter the way in our business is operated, reduce the value of our managing CLOs to us and to our shareholders, or otherwise adversely affect our business and operations generally, or the value of our shares. Generally, managing CLOs following the Risk Retention Compliance Date may be less valuable to us and our shareholders relative to managing CLOs prior to the Risk Retention Compliance Date.
The U.S. Risk Retention Rules are subject to varying interpretations, and one or more regulatory or governmental authorities could take positions with respect to the U.S. Risk Retention Rules that conflict with, or are inconsistent with, the U.S. Risk Retention Rules as understood or interpreted by us, the CLO management industry generally, or past or current regulatory or governmental authorities. Subject to further developments relating to the LSTA Risk Retention Decision and other changes in circumstances, available interpretive authority to date addressing the U.S. Risk Retention Rules applicable to CLOs is limited. Accordingly, no assurance can be made that the U.S. Risk Retention Rules, as understood or interpreted by us, by the CLO management industry generally, or by past or current regulatory or governmental authorities, will not be interpreted differently by applicable regulatory or governmental authorities, now or in the future, or that there will not be a change in applicable law or rules and regulations in the future that could adversely affect us or the CLOs we manage, including by making any structural changes or financing arrangements undertaken to facilitate compliance with the U.S. Risk Retention Rules obsolete, unnecessarily burdensome or otherwise economically or administratively disadvantageous.
In addition to any potential direct effects on us or the CLOs we manage, the U.S. Risk Retention Rules also may have an adverse effect on the leveraged loan markets or credit markets generally, which may in turn adversely affect the CLOs we manage or our business generally.
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

The EU’s Alternative Investment Fund Managers Directive (2011/61/EU) (the “AIFMD”) became effective on July 21, 2011, but with implementation taking place between July 22, 2013 and July 22, 2014. As of January 1, 2017, all EU Member States had transposed the AIFMD into their domestic law. The AIFMD is complex and key aspects of it remain subject to further consultation and interpretation.
The AIFMD imposes significant regulatory requirements on alternative investment fund managers (“AIFMs”), operating within the EU, as well as prescribing certain conditions with regard to regulatory standards, cooperation and transparency that need to be satisfied for non-EU AIFMs to market alternative investment funds (“AIFs”) into EU Member States. Should any member of our group be treated as an AIFM operating within the EU, AIFMD rules would impose significant additional costs on the operation of our business in the EU and limit our operating flexibility. In any event, in order to market one of our AIFs to investors in the EU, the non-EU investment adviser of that AIF will be required to comply with the marketing conditions in the AIFMD and any additional national restrictions, assuming that national private placement is available. The AIFMD conditions are that the AIFM complies with specific notification or registration requirements and certain additional transparency requirements requiring disclosures to investors in the AIF and to EU regulators; the AIFM also complies with requirements relating to the acquisition of substantial stakes in EU companies; and the jurisdictions in which the non-EU AIFM and the relevant AIF are organized satisfy certain conditions with regard to regulatory standards, cooperation and transparency.
If the AIFMD’s marketing passport is made available to non-EU AIFMs, it is possible that national private placement regimes will be phased out, in which case such persons would, thereafter, need to comply with the AIFMD in full in order to be able to continue to market their AIFs within the EU. Again, such rules could, if they start to apply in full to our business, potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility and our ability to raise funds within the EU. There is also no requirement for EU Member States to make the private placement regimes available to non-EU AIFMs and consequently, individual EU Member States could, theoretically, seek to apply the rules set out in the AIFMD in full to non-EU AIFMs at any time, even before the marketing passport is made available to such non-EU AIFMs.
Separately to the AIFMD, the EU has also introduced significant changes to its regulation of EU securities and derivatives markets through new legislation known as “MiFID II” which came into force on January 3, 2018. MiFID II replaces the original MiFID I regime which had been in force since November 2007. MiFID II, which is comprised of the Markets in Financial Instruments Directive (2014/65/EU), the Markets in Financial Instruments Regulation ((EU)600/2014) and a number of regulatory and implementing technical standards that take the form of EU Delegated Acts, is the foundational legislation for investment firms operating in the EU, including our UK affiliates Och-Ziff Management Europe Limited (“OZME”) and Och-Ziff Europe Loan Management Limited (“OZELM”), both of which are authorized and regulated in the UK as MiFID investment firms.
MiFID II has imposed significant new organizational, conduct, governance, operational and reporting requirements on OZME and OZELM, including new requirements around the receipt of inducements and the use of soft dollars / dealing commissions, enhanced transaction reporting and pre and post-trade transparency requirements, formal telephone taping requirements, and new best execution rules. Further, new MiFID II rules may restrict the ability of other Oz entities domiciled outside of the EU (known as “third-country firms”) to provide investment services to clients domiciled in the EU. Other changes resulting from MiFID II may have an impact (indirectly) on any Oz entity or client that trades on EU markets or trading venues, or does business with EU-regulated banks or brokers. These impacts may include venue trading requirements for certain categories of shares and derivatives, restrictions on so-called “dark pool” trading, product banning powers, algorithmic trading restrictions, and enhanced requirements around the provision of direct market access / direct electronic access services.
In addition to the AIFMD and MiFID II, the EU has implemented, or is in the process of implementing, a number of measures in response to the financial crisis or as part of an ongoing program of legislative change. These include, but are not limited to:

•
The European Markets Infrastructure Regulation ((EU) No 648/2012) (known as EMIR), which, together with EU Delegated Acts, imposes clearing, risk mitigation, margining and trade reporting requirements on OTC derivatives counterparties.

•	The Solvency II directive, which applies capital charges on insurers in respect of their fund investments.

•
The Market Abuse Regulation ((EU) No. 596/2014) (known as MAR) and a directive designed to harmonize criminal sanctions for market abuse (called CSMAD) which came into force in July 2016 and which extended the EU’s market abuse regime to behavior in respect of financial instruments traded on a wider variety of trading venues and EU emission allowances, refined the definition of inside information, introduced a new offense of “attempted market manipulation” and strengthened regulatory authorities’ investigative and sanctioning powers.

•
A European Commission proposed Directive and Regulation on regulatory capital requirements for non-systemically important investment firms which, if implemented as planned in 2020, may result in OZME and OZELM needing to increase the amount of regulatory capital that they are currently required to set aside.

•
The General Data Protection Regulation ((EU) 2016/679) (the “GDPR”), which will come into effect on May 25, 2018, replacing the EU existing data protection regime, will introduce new enhanced requirements in respect of the processing of personal data (that will include amongst other things investor and employee data). The GDPR is expected to have a significant impact on those who act as data controllers and processors and those who intend to send personal data outside the EU.

Each or all of these measures could have direct and indirect effects on our business.
In the U.K., the Financial Conduct Authority (the “FCA”) is expected in the latter half of 2018 to formally extend the Senior Managers and Certification Regime (the “SMCR”) to “solo-regulated” firms such as OZME and OZELM. The SMCR will replace the existing FCA approved person regime and is expected to result in a significant increase in the requirements that will apply to certain OZME and OZELM staff and in the documentation and record-keeping needed to demonstrate compliance with the new regime.
In addition, the UK introduced a tax on “diverted profits,” effective April 1, 2015. The tax requirement remains controversial and, in some parts, unclear as to its operation. According to the UK government’s publications, the rules are intended to counteract “contrived arrangements” to divert profits from the UK by avoiding a UK taxable presence or by other contrived arrangements between connected entities. A 25% rate of tax will apply to diverted profits relating to UK activity, targeting foreign companies that are perceived as exploiting the UK’s permanent establishment rules or creating other tax advantages by using transactions or entities that lack economic substance. Credit will be available in some circumstances for foreign taxes incurred on the same profits. Statements by the UK government indicate that the legislation was not primarily focused on investment funds such as our funds, or non-UK investment managers of such funds such as Oz Management. While it is not possible to reach a definitive conclusion that the funds or the management entities will not be affected, we consider there to be sufficiently strong arguments as to why neither our funds nor the management entities should self-report for this tax. It is worth noting in this regard that the UK government is of the view that the tax is not within the terms of the U.S.-UK double taxation treaty, potentially limiting the availability of credit in the U.S., as well as treaty-based dispute resolution procedures.
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
We intend, to the extent that market conditions warrant, to grow our business by increasing assets under management and creating new investment platforms and businesses. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business in which we may not have extensive experience, including sponsoring business development companies. It is also possible that, from time to time, we may need to make payments in order to resolve commercial disputes. In addition, we expect opportunities will arise to acquire, or enter into joint ventures with, other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, combining or integrating operational and management systems and controls, or loss of investors in our funds due to the perception that we are no longer focusing on our core fund management duties. Entry into certain lines of business may subject us to more complex or extensive new laws and regulations with which we may not be familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business that we enter into generates insufficient revenues or if we are unable to efficiently manage any expansion of our operations, our business, financial condition or results of operations could be materially adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.
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
The counterparty risks that we face have increased in complexity and magnitude as a result of the financial crisis, including the sovereign debt crisis in Europe, and resulting impairment or insolvency of a number of major financial institutions that serve as counterparties for derivative contracts and other financial instruments with our funds. The consolidation or elimination of counterparties may also result in concentration of counterparty risk. In addition, counterparties have generally reacted to the ongoing market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available to our funds and increasing the costs of borrowing.

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

•
Our funds may make real estate investments, including, without limitation, the acquisition of real estate assets, the purchase of loans secured directly or indirectly by real estate and the purchase of securities backed by mortgage loans secured by real estate, which will be subject to the risks incident to the lending, ownership and operation of commercial and residential real estate, including (i) risks associated with both the domestic and international general economic climate; (ii) local real estate conditions; (iii) risks due to dependence on cash flow; (iv) risks relating to the decline in value of the real estate properties in question; (v) risks and operating problems arising out of the absence of certain construction materials; (vi) changes in supply of, or demand for, competing properties in an area (as a result, for instance, of over-building); (vii) the financial condition of tenants, buyers and sellers of properties; (viii) risks relating to the absence of debt financing or changes in its availability; (ix) energy and supply shortages; (x) laws assigning liability to the owners of real estate properties for environmental hazards existing on such properties; (xi) laws relating to real estate lending, management and/or ownership that are complex or unclear or otherwise difficult to comply with; (xii) changes in the tax, real estate, environmental and zoning laws and regulations; (xiii) various uninsured or uninsurable risks; (xiv) natural disasters; and (xv) the ability of the fund or third party borrowers to develop and manage the real properties. With respect to investments in equity or debt securities, the fund will in large part be dependent on the ability of third parties to successfully manage the underlying real estate assets. In addition, the fund may invest in mortgage loans that are structured so that all or a substantial portion of the principal will not be paid until maturity, which increases the risk of default at that time. The fund’s investment strategy, which may involve the acquisition of distressed or underperforming assets in a leveraged capital structure, will involve a high degree of legal and financial risk, and there can be no assurance that the fund’s rate of return objectives will be realized or that there will be any return of capital. There is no assurance that there will be a ready market for resale of investments because investments in real estate generally are not liquid.

Risks Related to Our Organization and Structure
Control by Mr. Och of the total combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.
As of December 31, 2017, our executive managing directors control approximately 65.7% of the total combined voting power of our Class A Shares and Class B Shares through their ownership of 100% of our Class B Shares and Mr. Och’s and certain other executive managing directors’ ownership of Class A Shares purchased on the open market. Our executive managing directors will receive additional Class B Shares resulting in additional control upon the conversion of any Group D Units into Group A Units. In addition, our executive managing directors received Class B Shares in connection with the grant of Group P Units under the 2017 Incentive Program. See Note 10 to our consolidated financial statements included in this report for additional information on the 2017 Incentive Program.

Each of our executive managing directors that owns Class B Shares has granted to the Class B Shareholder Committee, the sole member of which is currently our founder, Mr. Och, an irrevocable proxy to vote all of their Class B Shares as the Committee may determine in its sole discretion. Mr. Och will continue to serve as the sole member of the Class B Shareholder Committee until it is disbanded upon the termination of the Class B Shareholders Agreement, which will occur on the Transition Date. If the Class B Shareholders Agreement has not already been terminated as described above, this proxy will terminate upon the later of Mr. Och’s withdrawal, death or disability, or such time as our executive managing directors hold less than 40% of our total combined voting power.
Accordingly, Mr. Och currently has the ability to elect all of the members of our Board of Directors and thereby control our management and affairs. In addition, he currently is able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. Mr. Och’s current control of voting power could deprive Class A Shareholders of an opportunity to receive a premium for their Class A Shares as part of a sale of our Company, and might ultimately affect the market price of the Class A Shares. If the Class B Shareholders Agreement has not already been terminated as described above, upon Mr. Och’s withdrawal, death or disability, the Class B Shareholder Committee will consist of either the remaining members of the Partner Management Committee, who shall act by majority vote in such capacity, or an executive managing director elected by majority vote of the remaining members of the Partner Management Committee to serve as the sole member of the Class B Shareholder Committee until the Transition Date.
In addition, the Class B Shareholders Agreement provides the Class B Shareholder Committee, so long as our executive managing directors and their permitted transferees continue to hold more than 40% of the total combined voting power of our outstanding Class A Shares and Class B Shares and prior to the Transition Date, with approval rights over a variety of significant Board actions, including:

•
Any incurrence of indebtedness, other than intercompany indebtedness, in one transaction or a series of related transactions, by us or any of our subsidiaries or controlled affiliates in an amount in excess of approximately 10% of the then existing long-term indebtedness of us and our subsidiaries.

•
Any issuance by us or any of our subsidiaries or controlled affiliates, in any transaction or series of related transactions, of equity or equity-related shares which would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 10% of the total combined voting power of our outstanding Class A Shares and Class B Shares other than (i) pursuant to transactions solely among us and our wholly owned subsidiaries, (ii) upon issuances of securities pursuant to the Plan, (iii) upon the exchange by our executive managing directors of Group A Units for our Class A Shares pursuant to the exchange agreement or (iv) upon conversion of any convertible securities or upon exercise of warrants or options, which convertible securities, warrants or options may be issued and are either outstanding on the date of, or issued in compliance with, the shareholders’ agreement.

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
In addition, until the Transition Date, our operating agreement requires that we obtain the consent of the Class B Shareholder Committee for specified actions primarily relating to our structure so long as any Class B Shares are outstanding. Our structure is intended to ensure that we maintain exchangeability of Group A Units for Class A Shares on a one-for-one basis. Accordingly, until the Transition Date, the Class B Shareholder Committee will have the right to approve or consent to actions that could result in an economic disparity between holders of our Class A Shares and other classes of equity, such as the issuance of certain securities, making certain capital contributions, owning or disposing of certain assets, incurring certain indebtedness and conducting business outside of the Oz Operating Group.
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

Because our executive managing directors hold their economic interest in our business directly in the Oz Operating Group, conflicts of interest may arise between them and holders of our Class A Shares, particularly with respect to tax considerations.
As of December 31, 2017, our executive managing directors held 58.5% of the equity in the Oz Operating Group directly through Group A Units, rather than through ownership of our Class A Shares. In addition, as of December 31, 2017, our executive managing directors held a 14.5% interest in the Oz Operating Group in the form of Group D Units, which are non-equity profit interests. Because they hold their economic interests in our business directly through the Oz Operating Group, our executive managing directors may have conflicting interests with holders of Class A Shares or with us. For example, our executive managing directors will have different tax positions from holders of our Class A Shares which could influence decisions of the Class B Shareholder Committee (until disbanded effective as of the Transition Date) and also our Board of Directors regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. Decisions with respect to these and other operational matters could affect the timing and amounts of payments due to our executive managing directors and the Ziffs under the tax receivable agreement. In addition, the structuring of future transactions and investments may take into consideration our executive managing directors’ tax considerations even where no similar benefit would accrue to us or the holders of Class A Shares.
We intend to pay regular quarterly distributions but our ability to do so may be limited by our holding company structure, as we are dependent on distributions from the Oz Operating Group to make distributions and to pay taxes and other expenses.
As a holding company, our ability to make distributions or to pay taxes and other expenses is subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A Shareholders. Accordingly, we expect to cause the Oz Operating Group to make distributions to the direct owners of Oz Operating Group Units, currently our intermediate holding companies, and our executive managing directors, pro rata in an amount sufficient to enable us to pay corresponding distributions to our Class A Shareholders and make required tax payments and payments under the tax receivable agreement; however, no assurance can be given that such distributions will or can be made. Our Board of Directors can change our distribution policy or reduce or eliminate our distributions at any time, in its discretion. In addition, the Oz Operating Group is required to make minimum tax distributions to its direct unit holders, to which our Class A Shareholders may not be entitled, as distributions on Group B Units to our intermediate holding companies may be used to settle tax liabilities, if any, or other obligations. In addition, the Oz Operating Group may make distributions to our executive managing directors in respect of their Class C Non-Equity Interests with respect to cash awards granted to them from time to time. As a result, Class A Shareholders may not receive any distributions at a time when our executive managing directors are receiving distributions on their ownership interests. If the Oz Operating Group has insufficient funds to make such distributions, we may have to borrow additional funds or sell assets, which could have a material adverse effect on our business, financial condition or results of operations.
Furthermore, by paying cash distributions rather than investing that cash in our business, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
There may be circumstances under which we are restricted from making distributions under applicable law or regulation (for example, due to Delaware limited partnership act or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the fair value of the entity’s assets) or under our Revolving Credit Facility.
The declaration and payment of any future distributions will be at the sole discretion of our Board of Directors, which may change our distribution policy or reduce or eliminate our distributions at any time, in its discretion.
Because we have historically earned and recognized most of our incentive income in the fourth quarter of each year, we anticipate that quarterly distributions in respect of the first three calendar quarters will be disproportionate to distributions in respect of the last calendar quarter, which will typically be paid in the first calendar quarter of the following year. Our Board of Directors will take into account such factors as it may deem relevant, including general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; our financial condition and operating results; working capital requirements and anticipated cash needs; contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our Revolving Credit Facility; legal, tax and regulatory restrictions; and other restrictions and implications on the payment of distributions by us to our Class A Shareholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. Any compensatory payments made to our employees, as well as payments that Oz Corp makes under the tax receivable agreement and distributions to holders of ownership interests in respect of their tax liabilities arising from their direct ownership of ownership interests, will reduce amounts that would otherwise be available for distribution on our Class A Shares. In addition, discretionary income allocations on Class C Non-Equity Interests as determined by the Chairman of the Partner Management Committee (or, in the event there is no Chairman, the full Partner Management Committee acting by majority vote) in conjunction with our Compensation Committee, relating to cash awards granted to our executive managing directors will also reduce amounts available for distribution to our Class A Shareholders. We have granted RSUs that may settle in Class A Shares to certain of our executive managing directors, managing directors and other employees, and to independent members of our Board of Directors. All of these RSUs accrue distributions to be paid if and when the underlying RSUs vest. Distributions may be paid in cash or in additional RSUs that accrue additional distributions and will be settled at the same time the underlying RSUs vest.
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
The actual increase in tax basis of the Oz Operating Group assets resulting from an exchange or from payments under the tax receivable agreement, as well as the amortization thereof and the timing and amount of payments under the tax receivable agreement, will vary based upon a number of factors including the law in effect at the time of an exchange or a payment under the tax receivable agreement, the timing of future exchanges, the timing and amount of prior payments under the tax receivable agreement, the price of our Class A Shares at the time of any exchange, the composition of the Oz Operating Group’s assets at the time of any exchange, the extent to which such exchanges are taxable and the amount and timing of the income of Oz Corp and our other intermediate corporate taxpayers that hold Group B Units in connection with an exchange, if any. Depending upon the outcome of these factors, payments that we may be obligated to make to our executive managing directors and the Ziffs under the tax receivable agreement in respect of exchanges are likely to be substantial. In light of the numerous factors affecting our obligation to make payments under the tax receivable agreement, however, the timing and amounts of any such actual payments are not reasonably ascertainable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement.”
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

•
Adverse market reaction to any indebtedness we may incur, Oz Operating Group Units or cash awards we may grant under our 2017 Incentive Program or otherwise, or any other securities we may issue in the future.

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
The market price of our Class A Shares could decline as a result of sales of a large number of our Class A Shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2017, 189,573,210 Class A Shares were outstanding and 30,724,645 interests were outstanding pursuant to our Amended and Restated 2007 Equity Incentive Plan, with approximately 6,209,679 Class A Shares and other plan interests that remain available for future grant under that plan. The Class A Shares reserved under the Amended and Restated 2007 Equity Incentive Plan are increased on the first day of each fiscal year during the plan’s term by the positive difference, if any, of (i) 15% of the number of outstanding Class A Shares (assuming the exchange of all outstanding Group A Units for Class A Shares) on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved for issuance under the plan as of such date. As of December 31, 2017, 164,475,461 interests were outstanding pursuant to our 2013 Incentive Plan, and approximately 58,406,776 Class A Shares and other plan interests remain available for future grant under that plan. The Class A Shares reserved under our 2013 Incentive Plan are increased on the first day of each fiscal year during the plan’s term by 15% of any increase in the number of outstanding Class A Shares (assuming the exchange of all outstanding Oz Operating Group Units (other than Group B Units) for Class A Shares) from the number outstanding on the first day of the immediately preceding fiscal year.
As of December 31, 2017, our executive managing directors owned an aggregate of 345,222,691 Group A and D Units. The holder of any Group A Units generally has the right to exchange each of its Group A Units for one of our Class A Shares (or, at our option, a cash equivalent), subject to vesting, minimum retained ownership requirements and transfer restrictions. The Group D Units convert into Group A Units to the extent we determine that they have become economically equivalent to Group A Units. Promptly following the Transition Date, the Exchange Committee will be disbanded and the Exchange Agreement relating to the Group A Units will be terminated. Thereafter, any of our executive managing directors, including any Class B Shareholders, may exchange his or her vested Group A Units over a period of two years in three equal installments.
As of December 31, 2017, our executive managing directors owned an aggregate of 71,850,000 Group P Units. The holder of any Group P Unit generally has the right to exchange each of its Group P Units for one of our Class A Shares (or, at our option, a cash equivalent), subject to service and performance criteria, and only to the extent that we determine that they have become economically equivalent to Group A Units. See Note 10 to our consolidated financial statements included in this report for additional information regarding the terms of the Group P Units.
We are party to a registration rights agreement, as amended, with our executive managing directors pursuant to which we granted them certain demand and “piggyback” registration rights with respect to the resale of all Class A Shares delivered in exchange for Group A Units or otherwise held from time to time by executive managing directors that would be deemed affiliates (as such term is defined in Rule 144 of the Securities Act) of the Company, including after an exchange of Group P Units.

RSUs may be settled at the election of a majority of our Board of Directors in Class A Shares or cash. Subject to continued employment over the vesting period, the underlying Class A Shares will be issued, or cash in lieu thereof will be paid, as such RSUs vest. We filed registration statements on Form S-8 to register an aggregate of 67,188,267 Class A Shares reserved for issuance under our Amended and Restated 2007 Equity Incentive Plan and registration statements on Form S-8 to register an aggregate of 231,250,788 Class A Shares reserved for issuance under our 2013 Incentive Plan (in each case, not including automatic annual increases thereto). As a result, any Class A Shares issued in respect of the RSUs will be freely transferable by non-affiliates upon issuance and by affiliates under Rule 144, without regard to holding period limitations.
As of December 31, 2017, DIC Sahir Limited (“DIC”) owned 29,953,094 of our Class A Shares, which it purchased from us concurrent with the consummation of our IPO pursuant to a Securities Purchase and Investment Agreement. The transfer restrictions originally imposed by such agreement no longer apply to any of DIC’s Class A Shares, and DIC will be able to sell these Class A Shares.
Our executive managing directors’ beneficial ownership of Class B Shares, our shareholders’ agreement, the tax receivable agreement and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.
Our executive managing directors own all of our Class B Shares, which as of December 31, 2017, represent approximately 64.2% of the total combined voting power of our Company. In addition, our executive managing directors have granted an irrevocable proxy to vote all of such shares to the Class B Shareholder Committee (the sole member of which is currently Mr. Och) as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, under the Class B Shareholders Agreement, the Class B Shareholder Committee has approval rights with respect to certain actions of our Board of Directors, including actions relating to a potential change in control, so long as our executive managing directors continue to hold at least 40% of our total combined voting power, and has the ability to initially designate five of the seven nominees to our Board of Directors, and, under our operating agreement, the Class B Shareholder Committee will have certain consent rights with respect to structural and other changes involving our Company. The Class B Shareholder Committee will be disbanded and the Class B Shareholders Agreement will be terminated on the Transition Date and, until such date, Mr. Och will remain the sole member of the Class B Shareholder Committee. See “—Risks Related to Our Organization and Structure—Control by Mr. Och of the total combined voting power of our shares could cause or prevent us from engaging in certain transactions, which could materially adversely affect the market price of the Class A Shares or deprive our Class A Shareholders of an opportunity to receive a premium as part of a sale of our Company.”
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
U.S. federal income tax reform could have uncertain effects.
The TCJA made significant changes to the taxation of U.S. business entities, including reducing the corporate income tax rate from 35% to 21%, eliminating the corporate alternative minimum tax, restricting deductions allowed for net operating losses beginning in 2018 to 80% of current year taxable income, permitting those net operating losses to be carried forward indefinitely, and limiting the deductibility of business interest, among other changes. In addition, the TCJA changed the treatment of certain carried interests by denying long-term capital gain treatment for gains recognized with respect to assets held for three years or less. We have not yet fully determined the effects the TCJA will have on us. See Note 11 for additional information regarding the effects of the TCJA.

Our structure is subject to other potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
As described above, the TCJA made significant changes to the taxation of U.S. business entities, including the treatment of certain carried interests by denying long-term capital gain treatment for gains recognized with respect to assets held for three years or less. A number of more sweeping legislative proposals have been considered in the past that would have precluded us from qualifying for treatment as a partnership for U.S. federal income tax purposes but such proposals were not included in the TCJA. States, including New York, have also considered legislation to increase taxes with respect to carried interests and, as a result of widespread budget deficits, several states have evaluated proposals to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules or otherwise impose additional taxes, Class A Shareholders could be negatively affected because we could incur a material increase in our tax liability as a public company from the date any such changes applied to us, which could result in a reduction in the value of our Class A Shares.
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
Any distributions paid on Class A Shares will not take into account your particular tax situation (including the possible application of the alternative minimum tax) and, therefore, because of the foregoing as well as other possible reasons, may not be sufficient to pay your full amount of tax based upon your share of our net taxable income. In addition, the actual amount and timing of distributions will always be subject to the discretion of our Board of Directors and we cannot assure you that we will in fact pay cash distributions as currently intended. In particular, the amount and timing of distributions will depend upon a number of factors, including, among others:

•	General business and economic conditions and our strategic plans and prospects.

•	Amounts necessary or appropriate to provide for the conduct of our business, including to pay operating and other expenses.

•	Amounts necessary to make appropriate investments in our business and our funds and the timing of such investments.

•	Our actual results of operations and financial condition.

•	Restrictions imposed by our operating agreement and Delaware law.

•	Contractual restrictions, including restrictions imposed by our Revolving Credit Facility and payment obligations under our tax receivable agreement.

•	Cash payments to our executive managing directors, including distributions in respect of their Class C Non-Equity Interests, and compensatory payments made to our employees.

•	The amount of cash that is generated by our investments.

•	Cash needed to fund liquidity requirements.

•	Contingent liabilities.

•	Other factors that our Board of Directors deems relevant.
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
Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We expect that our income generally will consist of interest and dividends (including dividends from Oz Corp), capital gains and other types of qualifying income, such as income from notional principal contracts, securities loans, options, forward contracts and future contracts. No assurance can be given as to the types of income that will be earned in any given year. If we fail to satisfy the qualifying income exception described above, items of income and deduction would not pass through to holders of the Class A Shares and holders of the Class A Shares would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. In such a case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of such income. Moreover, dividends to holders of the Class A Shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and the payment of these dividends would not be deductible by us. Taxation of us as a publicly traded partnership taxable as a corporation could result in a material adverse effect on our cash flows and the after-tax returns for holders of Class A Shares and thus could result in a substantial reduction in the value of the Class A Shares.
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
For taxable years of the Company beginning on or after January 1, 2018, U.S. federal income tax liability arising from an IRS audit will be borne by the Company, unless certain alternative methods are available and the Company elects to utilize them. Under the new rules, it is possible that shareholders or the Company itself may bear responsibility for taxes attributable to adjustments to the taxable income of the Company with respect to tax years that closed before the shareholder owned shares in the Company. Accordingly, this new legislation may adversely affect certain shareholders in certain cases. These new rules differ from the prior rules, which generally provided that tax adjustments only affected the persons who were shareholders in the tax year in which the item was reported on the Company’s tax return. The changes created by these new rules are uncertain and in many respects depend on the promulgation of future regulations or other guidance by the IRS or the U.S. Treasury.
As we currently do not intend to make, or cause to be made, an otherwise available election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of OZ Advisors II LP, a holder of Class A Shares could be allocated more taxable income in respect of those shares prior to disposition than if such an election were made.
We have not made and currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Code with respect to the Registrant or OZ Advisors II LP. Without such an election, there will generally be no adjustment to the basis of the assets of OZ Advisors II LP upon our acquisition of interests in OZ Advisors II LP in connection with an exchange of Group A Units for Class A Shares, or to the assets of the Registrant or of OZ Advisors II LP upon a subsequent transferee’s acquisition of Class A Shares from a prior holder of such shares, even if the purchase price for those interests or shares, as applicable, is greater than the share of the aggregate tax basis of the assets of the Registrant or OZ Advisors II LP attributable to those interests or units immediately prior to the acquisition. Consequently, upon a sale of an asset by the Registrant or OZ Advisors II LP, gain allocable to a holder of Class A Shares could include built-in gain in the asset existing at the time the Registrant acquired those interests, or such holder acquired such shares, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.
Complying with certain tax-related requirements may cause us to forego otherwise attractive business or investment opportunities or enter into acquisitions, borrowings, financings or arrangements we may not have otherwise entered into.
In order for us to be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis and we must not be required to register as an investment company under the 1940 Act. In order to effect such treatment, we (or our subsidiaries) may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings we may not have otherwise entered into. This may materially adversely affect our ability to operate solely to maximize our cash flows. Our structure also may impede our ability to engage in certain corporate acquisitive transactions because we generally intend to hold all of our assets through the Oz Operating Group. In addition, we may be unable to participate in certain corporate reorganization transactions that would be tax free to our holders if we were a corporation. To the extent we hold assets other than through the Oz Operating Group, we will make appropriate adjustments to the Oz Operating Group agreements so that distributions to our executive managing directors and us would be the same as if such assets were held at that level.

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
Due to ownership interests we will hold in entities that are treated as partnerships, or are otherwise subject to tax on a flow-through basis, which will incur indebtedness or may engage in a trade or business, we will derive unrelated business taxable income, which we refer to as “UBTI,” from “debt-financed” property or from such trade or business, as applicable, and, thus, an investment in Class A Shares will give rise to UBTI to certain tax-exempt holders of Class A Shares. Och-Ziff Holding may borrow funds from Oz Corp or third parties from time to time to make investments. These investments will give rise to UBTI from “debt-financed” property.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in leased office space in New York. We also lease space for our operations in London, Hong Kong, Mumbai, Beijing, Shanghai and Houston. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms. See Note 15 to our consolidated financial statements included in this report for additional information regarding our leases.
Item 3. Legal Proceedings
We are from time to time involved in litigation, investigations, inquiries, disputes, and other potential claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues,” “—Increased regulatory focus in the United States could result in additional burdens on our business” and “—Regulatory changes in jurisdictions outside the United States could adversely affect our business.” See Note 15 to our consolidated financial statements included in this report for additional information.
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
Our Class A Shares are listed and traded on the NYSE under the symbol “OZM.” The following table presents information on the high and low last reported sales prices, as reported on the NYSE for our Class A Shares for the periods presented:

	Price Range of Our Class A Shares
	High	Low
2017
First quarter	$3.63	$2.20
Second quarter	$2.56	$2.16
Third quarter	$3.22	$2.82
Fourth quarter	$3.92	$2.50
2016
First quarter	$6.45	$3.48
Second quarter	$4.24	$3.30
Third quarter	$4.49	$3.29
Fourth quarter	$4.08	$2.84
Our Class B Shares are not listed on the NYSE and there is no, and we do not expect there would be any, other established trading market for these shares. All of our Class B Shares are owned by our executive managing directors and have no economic rights, but entitle holders to one vote per share on all matters submitted to a vote of our Class A Shareholders.
As of February 16, 2018, there were 9 holders of record of our Class A Shares. A substantially greater number of holders of our Class A Shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends and Distributions” for information regarding dividends paid on our Class A Shares, as well as information on the declaration and payment of future dividends.
Recent Sales of Unregistered Securities
None.

OZM Stock Performance
The line graph and table below compares the cumulative total return on our Class A Shares with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Financials Index for the period of December 31, 2012 through December 31, 2017. The graph and table assume that $100 was invested simultaneously on December 31, 2012 in our Class A Shares, the S&P 500 Index and the S&P 500 Financials Index, respectively, that these investments were held until December 31, 2017, and that all dividends were reinvested. The past performance of our Class A Shares is not an indication of future performance.

	Period Ended December 31,
	2012	2013	2014	2015	2016	2017

Och-Ziff Capital Management Group LLC	$100.00	$177.79	$159.11	$91.48	$48.60	$37.62
S&P 500 Index	$100.00	$132.37	$150.48	$152.55	$170.78	$208.05
S&P 500 Financials Index	$100.00	$135.59	$156.17	$153.73	$188.69	$230.47

Item 6. Selected Financial Data

	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013

	(dollars in thousands)
Selected Operating Statement Data
Total revenues	$858,337	$770,364	$1,322,981	$1,542,284	$1,895,923
Total expenses	621,202	1,080,477	1,009,792	876,032	835,393
Total other income	234,796	5,012	(13,652)	184,108	290,982
Income taxes	317,559	10,886	132,224	139,048	95,687
Consolidated and Comprehensive Net Income (Loss)	154,372	(315,987)	167,313	711,312	1,255,825
Less: (Income) loss attributable to noncontrolling interests	(131,630)	193,757	(191,177)	(535,288)	(985,823)
Less: (Income) loss attributable to redeemable noncontrolling interests	(1,667)	(2,450)	49,604	(33,579)	(8,235)
Net Income (Loss) Attributable to Och-Ziff Capital Management Group LLC—GAAP	21,075	(124,680)	25,740	142,445	261,767
Less: Change in redemption value of Preferred Units	(2,853)	(6,082)	—	—	—
Net Income (Loss) Attributable to Class A Shareholders	$18,222	$(130,762)	$25,740	$142,445	$261,767

Earnings (Loss) per Class A Share
Income (Loss) per Class A Share - basic	$0.10	$(0.72)	$0.14	$0.82	$1.68
Income (Loss) per Class A Share - diluted	$0.10	$(0.73)	$0.14	$0.80	$1.62
Weighted-average Class A Shares outstanding - basic	186,423,793	182,670,173	177,935,977	172,843,926	155,994,389
Weighted-average Class A Shares outstanding - diluted	187,181,760	479,987,268	180,893,947	178,179,112	468,442,690

Dividends Paid per Class A Share	$0.07	$—	$0.87	$1.72	$1.42

Selected Balance Sheet Data
Cash and cash equivalents	$469,513	$329,813	$254,070	$250,603	$189,974
Investments	238,974	37,980	24,750	40,822	9,938
Assets of consolidated funds	56,697	55,205	9,416,702	7,559,180	4,711,189
Total assets	1,639,433	1,485,555	10,685,643	9,295,696	6,868,426
Debt obligations	569,379	577,128	443,069	440,697	383,329
Liabilities of consolidated funds	11,340	15,197	7,315,917	5,580,010	3,042,395
Total liabilities	1,289,745	1,495,526	8,612,791	7,057,848	4,576,819
Redeemable noncontrolling interests	445,617	284,121	832,284	545,771	76,583
Shareholders’ deficit attributable to Class A Shareholders	(453,831)	(466,021)	(415,830)	(290,759)	(133,721)
Shareholders’ equity attributable to noncontrolling interests	357,902	171,929	1,656,398	1,982,836	2,348,745
Total shareholders’ (deficit) equity	(95,929)	(294,092)	1,240,568	1,692,077	2,215,024

Economic Income Data
Economic Income Revenues— Non-GAAP	$832,987	$730,178	$849,276	$1,209,756	$1,630,487
Economic Income—Non-GAAP	337,735	(211,575)	345,216	729,943	1,098,696

Assets Under Management
Balance—beginning of period	$37,880,303	$45,494,861	$47,534,415	$40,238,812	$32,603,930
Inflows / (outflows)	(7,612,108)	(7,993,589)	(1,176,435)	6,134,745	3,380,622
Distributions / other reductions	(273,315)	(888,265)	(907,879)	(943,997)	(277,111)
Appreciation / (depreciation)	2,433,682	1,267,296	44,760	2,104,855	4,531,371
Balance—End of Period	$32,428,562	$37,880,303	$45,494,861	$47,534,415	$40,238,812
As a result of the adoption of ASU 2015-02 in 2016, we deconsolidated the majority of our previously consolidated funds. This resulted in a substantial decrease as compared to prior periods in assets of consolidated funds, liabilities of consolidated funds, redeemable noncontrolling interests, appropriated retained deficit and shareholders’ equity attributable to non-controlling interests in our consolidated balance sheet. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015”.
Our non-GAAP financial measures supplement, and should not be considered alternatives to, revenues, net income (loss) or cash flow from operations that have been prepared in accordance with GAAP, and are not necessarily indicative of liquidity or the cash available to fund operations. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Income Analysis” for important information about these non-GAAP measures.

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
Overview
Overview of Our Financial Results
We reported GAAP net income attributable to Class A Shareholders of $18.2 million for the full year 2017, compared to net loss of $130.8 million for the 2016 full year. The year-over-year improvement was primarily due to settlements expense of $412.1 million taken in 2016, as well as higher incentive income, lower non-compensation expenses, lower salaries and benefits, and a reduction in the tax receivable agreement liability. These improvements were partially offset by lower management fees, higher bonus expense, and higher income tax expense due to a reduction of our deferred tax assets as a result of the TCJA.
We reported Economic Income of $337.7 million for the full year 2017, compared to net loss of $211.6 million for the 2016 full year. The increase was mainly driven by the settlements expense of $412.1 million taken in 2016, as well as higher incentive income, lower non-compensation expenses, and lower salaries and benefits. These improvements were partially offset by lower management fees and higher bonus expense.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year over year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $32.4 billion as of December 31, 2017. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $17.4 billion, comprising 54% of our total assets under management as of December 31, 2017. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $18.7 billion, comprising 58% of assets under management as of December 31, 2017.
Assets under management in our multi-strategy funds totaled $13.7 billion as of December 31, 2017, decreasing $7.4 billion, or 35%, year-over-year. This change was driven by net capital outflows of $9.2 billion, primarily in the Oz Master Fund, our largest multi-strategy fund, partially offset by performance-related appreciation of $1.8 billion. Our multi-strategy funds experienced elevated redemptions and reduced inflows during 2017, which were driven in-part by the investigation matter and the related inability to rely on Regulation D.
Our assets under management increased to $33.3 billion as of February 1, 2018, an increase of 3% since December 31, 2017, as capital net outflows from our multi-strategy funds were offset by launches of two CLOs in January 2018, as well as positive fund performance in January 2018.
Oz Master Fund generated a gross return of 15.0% and a net return of 10.4% year-to-date through December 31, 2017. The largest positive contributors to the fund’s performance by strategy were merger arbitrage, structured credit, corporate credit long/short equity special situations. Convertible and derivative arbitrage reported a modest loss in 2017. The fund also reported positive performance across all regions: the U.S., Europe and Asia. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Oz Master Fund.
Assets under management in our dedicated credit products totaled $15.7 billion as of December 31, 2017, increasing $2.3 billion, or 17%, year-over-year. This change was driven by capital net inflows of $1.8 billion and performance-related appreciation of $535.8 million, partially offset by $58.0 million of distributions and other reductions in our closed-end opportunistic credit funds.
Assets under management in our opportunistic credit funds totaled $5.5 billion as of December 31, 2017, increasing $137.5 million, or 3%, year-over-year. Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 16.9% and a net return of 11.0% year-to-date through December 31, 2017. Performance was broad-based with gains across both the structured and corporate credit strategies, and geographies. Similar to credit strategy performance in the Oz Master Fund, these returns were driven in part by realizations in structured credit and successful resolutions in various distressed situations in corporate credit. We continue to be focused on process-oriented and event-driven investments that are not correlated with the broader markets. Assets under management for the fund were $1.7 billion as of December 31, 2017.
Assets under management in Institutional Credit Strategies totaled $10.1 billion as of December 31, 2017, increasing $2.1 billion, or 26%, year-over-year. The increase was primarily driven by four new CLOs. 2017 was a strong year for Institutional Credit Strategies, which closed over $6.1 billion in CLOs, including refinancings.
Assets under management in our real estate funds totaled $2.5 billion as of December 31, 2017, increasing $281.8 million, or 13%, year-over-year. Since inception through December 31, 2017, the gross internal rate of return (“IRR”) was 33.2% and 21.8% net for Och-Ziff Real Estate Fund II (for which the investment period ended in 2014), and 25.1% gross and 15.7% net for Och-Ziff Real Estate Fund I (for which the investment period ended in 2010).
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
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific company events, we could experience increased redemptions and a consequent reduction in our assets under management. Recently, our assets under management have declined and this trend may continue to some extent for some period of time in light of the 2016 settlements and the related inability to rely on Regulation D. Throughout the latter part of 2017 and into early 2018, net outflows from our multi-strategy funds began to normalize and were partially offset by growth in our CLOs business, as well as positive fund performance. We believe that strong fund performance should translate to inflows, although we cannot pinpoint the timing.

Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of December 31, 2017, approximately 8% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 71% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Year Ended December 31, 2017
	December 31, 2016	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2017

	(dollars in thousands)
Multi-strategy funds	$21,084,548	$(9,236,044)	$—	$1,846,536	$13,695,040
Credit
Opportunistic credit funds	5,376,080	(337,114)	(58,013)	532,665	5,513,618
Institutional Credit Strategies	8,019,510	2,114,320	—	3,161	10,136,991
Real estate funds	2,213,364	462,862	(181,586)	550	2,495,190
Other	1,186,801	(616,132)	(33,716)	50,770	587,723
Total	$37,880,303	$(7,612,108)	$(273,315)	$2,433,682	$32,428,562

	Year Ended December 31, 2016
	December 31, 2015	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2016

	(dollars in thousands)
Multi-strategy funds	$29,510,248	$(8,962,296)	$—	$536,596	$21,084,548
Credit
Opportunistic credit funds	5,383,629	(81,612)	(685,327)	759,390	5,376,080
Institutional Credit Strategies	7,241,680	784,165	—	(6,335)	8,019,510
Real estate funds	2,048,559	324,826	(152,655)	(7,366)	2,213,364
Other	1,310,745	(58,672)	(50,283)	(14,989)	1,186,801
Total	$45,494,861	$(7,993,589)	$(888,265)	$1,267,296	$37,880,303

	Year Ended December 31, 2015
	December 31, 2014	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	December 31, 2015

	(dollars in thousands)
Multi-strategy funds	$34,100,390	$(4,719,269)	$—	$129,127	$29,510,248
Credit
Opportunistic credit funds	5,098,600	1,121,104	(727,190)	(108,885)	5,383,629
Institutional Credit Strategies	5,166,734	2,077,404	—	(2,458)	7,241,680
Real estate funds	2,022,399	197,887	(165,587)	(6,140)	2,048,559
Other	1,146,292	146,439	(15,102)	33,116	1,310,745
Total	$47,534,415	$(1,176,435)	$(907,879)	$44,760	$45,494,861
In the year ended December 31, 2017, our funds experienced performance-related appreciation of $2.4 billion and net outflows of $7.6 billion, which was comprised of $2.9 billion of gross inflows and $10.5 billion of gross outflows due to redemptions. We also had $273.3 million in distributions and other reductions related to investors in our real estate, closed-end opportunistic credit and other funds. We experienced elevated redemptions and reduced inflows in our multi-strategy funds during 2017 as a result of the investigation matter and the related inability to rely on Regulation D. In the full year 2017, excluding CLOs, our largest source of gross inflows was from corporate, institutional and other, while pensions and foundations and endowments were our largest sources of gross outflows.
In 2016, our funds experienced performance-related appreciation of $1.3 billion and net outflows of $8.0 billion, which was comprised of $1.6 billion of gross inflows and $9.6 billion of gross outflows due to redemptions. We also had $888.3 million in distributions and other reductions, which were primarily related to investors in our closed-end opportunistic credit and real estate funds. Our largest sources of gross inflows related primarily to two additional CLOs launched in Institutional Credit Strategies, as well as additional commitments to Och-Ziff Real Estate Credit Fund I. We experienced elevated redemptions in our multi-strategy funds during 2016 as a result of the settlements, as well as the overall redemption cycle currently affecting the hedge fund industry. Our capital net outflows continued to be elevated in early 2017, due to additional redemptions in our multi-strategy funds as a result of the same factors identified above, resulting in assets under management decreasing to an estimated $33.6 billion as of February 1, 2017. Excluding CLOs, pensions and fund-of-funds were the largest sources of our gross inflows, while fund-of-funds, pensions and private banks were our largest sources of gross outflows during 2016.
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

	Year Ended December 31,
	2017	2016	2015

	(dollars in thousands)
Weighted-average assets under management	$32,149,591	$40,405,332	$46,094,097
Average management fee rates	0.93%	1.22%	1.39%
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.97% to 2.50% of assets under management. For the fourth quarter of 2017, our multi-strategy funds had an average management fee rate of 1.26%.
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

	Assets Under Management as of December 31,			Returns for the Year Ended December 31,						Annualized Returns Since Inception Through December 31, 2017
				2017		2016		2015
	2017	2016	2015	Gross	Net	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Oz Master Fund(1)	$11,386,541	$17,671,856	$24,297,106	15.0%	10.4%	6.5%	3.8%	1.6%	-0.4%	16.8%	(1)	11.7%	(1)
Oz Asia Master Fund	607,178	937,232	1,200,213	30.7%	23.1%	-3.8%	-5.4%	13.8%	9.6%	10.5%		6.3%
Oz Europe Master Fund	245,179	425,203	899,388	8.3%	4.8%	5.8%	3.7%	8.9%	5.8%	11.5%		7.5%
Oz Enhanced Master Fund	635,197	817,971	1,130,747	27.8%	20.2%	10.2%	6.8%	0.9%	-1.1%	15.1%		10.3%
Other funds	820,945	1,232,286	1,982,794	n/m	n/m	n/m	n/m	n/m	n/m	n/m		n/m
	$13,695,040	$21,084,548	$29,510,248
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Oz Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Oz Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Oz Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Oz Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of December 31, 2017, the gross and net annualized returns since the Oz Master Fund’s inception on January 1, 1998 were 13.1% and 8.9%, respectively.

The $7.4 billion, or 35%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $9.2 billion, primarily from the Oz Master Fund, our largest multi-strategy fund, partially offset by performance-related appreciation of $1.8 billion. We continued to experience redemptions in 2017 as a result of the investigation matter and the related inability to rely on Regulation D; however, our net outflows have begun to decrease over the latter part of 2017 and into 2018. In 2017, the largest sources of gross outflows from our multi-strategy funds were attributable to pensions and private banks.
For the full year 2017, the Oz Master Fund generated a gross return of 15.0% and a net return of 10.4%. The largest positive contributors to the fund’s performance by strategy were merger arbitrage, structured credit, corporate credit long/short equity special situations. Convertible and derivative arbitrage reported a modest loss in 2017. The fund also reported positive performance across all regions: the U.S., Europe and Asia.
Performance in merger arbitrage was strong in 2017 and driven by a wide range of positions. Structured credit delivered strong performance as our differentiated process-driven style of investing continued to deliver attractive and uncorrelated returns. In corporate credit, we experienced positive developments in a number of relatively long-held, late-stage restructuring positions. Losses in the convertible and derivative arbitrage strategy were primarily related to weakness in commodities positions. In long/short equity, a number of our largest positions played out according to plan, and we have meaningfully adjusted the portfolio to reflect our best ideas for 2018.
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
Credit

	Assets Under Management as of December 31,
	2017	2016	2015

	(dollars in thousands)
Opportunistic credit funds	$5,513,618	$5,376,080	$5,383,629
Institutional Credit Strategies	10,136,991	8,019,510	7,241,680
	$15,650,609	$13,395,590	$12,625,309
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.75% to 1.75% of the net asset value of these funds. For the fourth quarter of 2017, our opportunistic credit funds had an average management fee rate of 0.86%.
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

	Assets Under Management as of December 31,			Returns for the Year Ended December 31,						Annualized Returns Since Inception Through December 31, 2017
	2017	2016	2015	2017		2016		2015
				Gross	Net	Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Oz Credit Opportunities Master Fund	$1,728,910	$1,818,649	$1,486,241	16.9%	11.0%	21.1%	18.0%	-4.4%	-5.2%	17.4%	12.8%
Customized Credit Focused Platform	3,001,740	2,762,882	2,460,716	14.6%	10.9%	26.3%	19.8%	—%	-0.6%	19.5%	14.7%
Closed-end opportunistic credit funds	325,312	316,360	919,786	See below for return information on our closed-end opportunistic credit funds.
Other funds	457,656	478,189	516,886	n/m	n/m	n/m	n/m	n/m	n/m	n/m	n/m
	$5,513,618	$5,376,080	$5,383,629
_______________
n/m not meaningful
Assets under management in our opportunistic credit funds increased by $137.5 million, year-over-year. This change was driven by $532.7 million of performance-related appreciation, partially offset by $337.1 million of net outflows and $58.0 million of distributions in the Company’s closed-end opportunistic credit funds.
For the full year 2017, the Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 16.9% and a net return of 11.0%. Performance was broad-based with gains across both the structured and corporate credit strategies, and geographies. Similar to credit strategy performance in the Oz Master Fund, these returns were driven in part by realizations in structured credit and successful resolutions in various distressed situations in corporate credit. We continue to be focused on process-oriented and event-driven investments that are not correlated with the broader markets.
In 2016, the assets under management in our opportunistic credit funds decreased by $7.5 million year over year, essentially flat year-over-year, as $759.4 million of performance-related appreciation was mostly offset by $685.3 million of distributions and other reductions in the Company’s closed-end opportunistic credit funds. In 2016, the Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 21.1% and a net return of 18.0%. These returns were driven in part by realizations in structured credit and successful resolutions in various distressed situations in corporate credit.
The table below presents assets under management, investment performance and other information for our closed-end opportunistic credit funds. Our closed-end opportunistic credit funds follow a European-style waterfall, whereby incentive income may be paid to us only after a fund investor receives distributions in excess of their total contributed capital and a preferential return, which is generally 6%. Incentive income related to these funds is generally equal to 20% of the cumulative realized profits in excess of the preferential return attributable to each investor over the life of the fund. Once the investment performance has exceeded the preferential return, we may receive a “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the net profits attributable to investors in these funds.
Once we begin to collect incentive income from our closed-end opportunistic credit funds, such amounts are generally not subject to clawback, and are therefore recognized as revenue by us when collected. Beginning in 2018, as a result of the adoption of new revenue recognition accounting guidance, we will recognize incentive income when such amounts are probable of not significantly reversing. As a result, beginning in 2018, we will generally recognize incentive income revenue from certain funds earlier than under existing guidance.

	Assets Under Management as of December 31,			Inception to Date as of December 31, 2017
						IRR
	2017	2016	2015	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Oz European Credit Opportunities Fund (2012-2015)(5)	$46,116	$79,760	$230,662	$459,600	$305,487	16.5%	12.5%	1.5x
Oz Structured Products Domestic Fund II (2011-2014)(5)	130,090	110,538	301,534	326,850	326,850	20.1%	15.8%	2.0x
Oz Structured Products Offshore Fund II (2011-2014)(5)	136,687	108,822	267,429	304,531	304,531	17.6%	13.7%	1.9x
Oz Structured Products Offshore Fund I (2010-2013)(5)	5,748	6,033	23,495	155,098	155,098	24.0%	19.2%	2.1x
Oz Structured Products Domestic Fund I (2010-2013)(5)	5,187	4,836	14,621	99,986	99,986	22.8%	18.2%	2.0x
Other funds	1,484	6,371	82,045	298,250	298,250	n/m	n/m	n/m
	$325,312	$316,360	$919,786	$1,644,315	$1,490,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of December 31, 2017, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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
Assets under management for our CLOs are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for the CLOs are generally range from 0.43% to 0.50% of assets under management. For the fourth quarter of 2017, our Institutional Credit Strategies products had an average management fee rate of 0.41%.
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

			Assets Under Management as of December 31,
	Initial Closing Date (Most Recent Refinance Date)	Deal Size	2017	2016	2015

		(dollars in thousands)
CLOs
OZLM I	July 19, 2012 (July 24, 2017)	$523,550	$496,283	$497,633	$499,344
OZLM II	November 1, 2012 (October 31, 2016)	560,100	508,533	510,557	517,301
OZLM III	February 20, 2013 (December 15, 2016)	653,250	608,383	611,608	613,827
OZLM IV	June 27, 2013 (September 15, 2017)	615,500	540,283	540,979	543,297
OZLM V	December 17, 2013 (March 16, 2017)	501,250	466,719	468,465	470,335
OZLM VI	April 16, 2014 (January 17,2017)	621,250	594,986	597,161	598,438
OZLM VII	June 26, 2014 (April 17, 2017)	824,750	792,776	796,547	798,289
OZLM VIII	September 9, 2014 (May 30, 2017)	622,250	595,096	597,194	597,988
OZLM IX	December 22, 2014 (March 2, 2017)	510,208	498,924	495,532	495,643
OZLM XI	March 12, 2015 (August 18, 2017)	541,532	515,782	491,949	491,366
OZLM XII	May 28, 2015	565,650	548,606	550,642	548,452
OZLM XIII	August 6, 2015	511,600	494,941	496,758	493,012
OZLM XIV	December 21, 2015	507,420	502,130	502,862	495,798
OZLM XV	December 20, 2016	409,250	395,864	396,489	—
OZLME I	December 15, 2016	430,490	478,142	422,982	—
OZLM XVI	June 8, 2017	410,250	401,172	—	—
OZLM XVII	August 3, 2017	512,000	497,108	—	—
OZLME II	September 14, 2017	494,708	476,090	—	—
OZLM XIX	November 21, 2017	610,800	599,644	—	—
		10,425,808	10,011,462	7,977,358	7,163,090
Other funds	n/a	n/a	125,529	42,152	78,590
		$10,425,808	$10,136,991	$8,019,510	$7,241,680
The year-over-year increase in assets under management was driven primarily by the closing of four new CLOs. 2017 was a strong year for Institutional Credit Strategies, which closed over $6.1 billion in CLOs, including refinancings.
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
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.75% to 1.50% of assets under management; however, management fees for Och-Ziff Real Estate Credit Fund I are based on invested capital. For the fourth quarter of 2017, our real estate funds had an average management fee rate of 0.83%.

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
Due to the recalculation of cumulative realized profits upon each realization, the fund may clawback incentive income previously paid to us. As a result, we currently record incentive income paid to us by the real estate funds as unearned revenue in our consolidated balance sheets until such amounts are no longer subject to clawback. Beginning in 2018, as a result of the adoption of new revenue recognition accounting guidance, we will recognize incentive income when such amounts are probable of not significantly reversing. As a result, beginning in 2018, we will generally recognize incentive income revenue from certain funds earlier than under existing guidance.

	Assets Under Management as of December 31,
	2017	2016	2015

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$13,257	$15,871	$33,752
Och-Ziff Real Estate Fund II	184,639	303,528	343,679
Och-Ziff Real Estate Fund III	1,455,200	1,457,722	1,447,770
Och-Ziff Real Estate Credit Fund I	695,371	288,344	130,150
Other funds	146,723	147,899	93,208
	$2,495,190	$2,213,364	$2,048,559

	Inception to Date as of December 31, 2017
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$385,977	$814,152	25.1%	15.7%	2.1x	$372,720	$810,101	26.6%	2.2x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	762,588	1,464,572	33.2%	21.8%	1.9x	586,815	1,234,065	37.7%	2.1x
Och-Ziff Real Estate Fund III(8) (2014-2019)	1,500,000	678,729	1,020,848	n/m	n/m	n/m	209,984	368,778	n/m	n/m
Och-Ziff Real Estate Credit Fund I(8) (2015-2019)	736,225	97,396	118,100	n/m	n/m	n/m	48,771	57,636	n/m	n/m
Other funds	293,003	172,998	235,717	n/m	n/m	n/m	59,030	105,262	n/m	n/m
	$3,776,817	$2,097,688	$3,653,389				$1,277,320	$2,575,842

	Unrealized Investments as of December 31, 2017
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$13,257	$4,051	0.3x
Och-Ziff Real Estate Fund II (2011-2014)(7)	175,773	230,506	1.3x
Och-Ziff Real Estate Fund III (2014-2019)(8)	468,745	652,071	n/m
Och-Ziff Real Estate Credit Fund I (2015-2019)(8)	48,625	60,464	n/m
Other funds	113,968	130,455	n/m
	$820,368	$1,077,547
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of December 31, 2017. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of December 31, 2017.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of December 31, 2017, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
The $281.8 million, or 13%, increase year-over-year in assets under management in our real estate funds was driven primarily by additional commitments to Och-Ziff Real Estate Credit Fund I, which had its final closing during the second quarter of 2017, and which was partially offset by distributions, primarily related to Och-Ziff Real Estate Fund II. We continue to deploy capital in our real estate funds, while also realizing investments. In 2017, the real estate funds invested over $200 million and had full or partial realizations of 21 investments at an average multiple of invested capital in excess of 2.2x. In total, we have committed approximately 60% of Och-Ziff Real Estate Fund III and 18% of the recently closed Och-Ziff Real Estate Credit Fund I.
In 2016, the $164.8 million year-over-year increase in assets under management in our real estate funds was driven primarily by additional closings in Och-Ziff Real Estate Credit Fund I, partially offset by distributions from Och-Ziff Real Estate Funds I and II. Och-Ziff Real Estate Funds I and II continue to harvest investments, realizing six investments during 2016 at 2.2x of invested capital and a gross IRR of 23.6%.
Other
Our other assets under management are comprised of funds that are generally strategy-specific, including our equity and energy funds. Management fees for these funds range from 0.75% to 1.50% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the fourth quarter of 2017, our other funds had an average management fee rate of 0.65%.
Incentive income for our equity funds is generally 20% of realized and unrealized annual profits attributable to each investor. Incentive income related to the energy funds is generally 20% of cumulative realized profits attributable to each investor, and is subject to hurdle rates (generally 3% to 8%). Incentive income for the energy funds is currently not recognized as revenue until near the end of the life of the fund when it is no longer subject to clawback. Beginning in 2018, as a result of the adoption of new revenue recognition accounting guidance, we will recognize incentive income when such amounts are probable of not significantly reversing. As a result, beginning in 2018, we will generally recognize incentive income revenue from these funds earlier than under existing guidance.
Longer-Term Assets Under Management
As of December 31, 2017, approximately 54% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the gross amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues, as we recognize incentive income at the end of the commitment period when amounts are no longer subject to clawback. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	December 31, 2017
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$547,291	$11,547
Credit
Opportunistic credit funds	4,010,757	231,488
Institutional Credit Strategies	10,091,527	—
Real estate funds	2,495,189	192,767
Other	290,517	1,620
	$17,435,281	$437,422
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
Beginning in 2018, as a result of the adoption of new GAAP revenue recognition guidance, we will recognize incentive income when such amounts are probable of not significantly reversing. As a result, beginning in 2018, we will generally recognize incentive income revenue from certain funds earlier than under the existing guidance. On an Economic Income basis, the incentive income recognized on adoption will be partially offset by the related compensation and benefits. Compensation and benefits for incentive income profit-sharing arrangements are generally recognized at the same time as the related incentive income revenue is recognized for Economic Income. We do not expect any impact to compensation and benefits on a GAAP basis, as such amounts have generally already been recognized as expense.
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

The ability of investors to contribute capital to and redeem capital from our funds causes our assets under management to fluctuate from period to period. Fluctuations in assets under management also result from our funds’ investment performance. Both of these factors directly impact the revenues we earn from management fees and incentive income. For example, a $1 billion increase or decrease in assets under management subject to a 1% management fee would generally increase or decrease annual management fees by $10 million. If profits, net of management fees, attributable to a fee-paying fund investor were $10 million in a given year, we generally would earn incentive income equal to $2 million, assuming a 20% incentive income rate, a one-year commitment period, no hurdle rate and no high-water marks from prior years.
For any given quarter, our revenues are influenced by the combination of assets under management and the investment performance of our funds. For the first three quarters of each year, our revenues are primarily comprised of the management fees we have earned for each respective quarter. In addition, we may recognize incentive income for assets under management for which the measurement period expired in that quarter, such as longer-term assets under management, or incentive income related to fund investor redemptions, and these amounts may be significant. In the fourth quarter, our revenues are primarily comprised of the management fees we have earned for the quarter, as well as incentive income related to the full-year investment performance generated on assets under management that are subject to one-year commitment periods, or for other assets under management for which the commitment period expired in that quarter.
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
Incentive Income. We earn incentive income based on the cumulative performance of our funds over a commitment period. Incentive income is typically equal to 20% of the realized and unrealized profits, net of management fees, attributable to each fund investor in our multi-strategy funds, open-end opportunistic credit funds and certain other funds, but it excludes unrealized gains and losses attributable to Special Investments. For our closed-end opportunistic credit funds, real estate funds and certain other funds, incentive income is typically equal to 20% of the realized profits, net of management fees, attributable to each fund investor. For our CLOs, incentive income is typically 20% of the excess cash flows available to the holders of the subordinated notes. Our ability to earn incentive income from some of our funds may be impacted by hurdle rates as further discussed below.
Currently, incentive income is generally recognized at the end of the applicable commitment period when the amounts are contractually payable, or “crystallized,” and when no longer subject to clawback. Beginning in 2018, as a result of the adoption of new revenue recognition accounting guidance, we will recognize incentive income when such amounts are probable of not significantly reversing. As a result, beginning in 2018, we will generally recognize incentive income revenue from certain funds earlier than under existing guidance.
All of our multi-strategy funds and open-end opportunistic credit funds are subject to a perpetual loss carry forward, or a perpetual “high-water mark,” meaning we would not be able to earn incentive income with respect to positive investment performance we generate for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. We earn incentive income on any profits, net of management fees, in excess of the high-water mark.
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

Incentive income related to our longer-term assets under management is based on the cumulative investment performance over a specified commitment period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and is not earned until it is no longer subject to repayment to the respective fund. Our ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby we do not earn any incentive income until the investment returns exceed an agreed upon benchmark. However, for a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, we may receive a preferential “catch-up” allocation, resulting in a potential recognition by us of a full 20% of the profits, net of management fees, attributable to investors in these assets.
Other Revenues. Other revenues consist primarily of interest income on investments in CLOs and cash and cash equivalents. Interest income is recognized on an effective yield basis. Additionally, prior to the sale of our aircraft in the first half of 2017, revenue related to non-business use of the corporate aircraft by certain executive managing directors was also included within other revenues. Revenues earned from non-business use of the corporate aircraft were recognized on an accrual basis based on actual flight hours.
Income of Consolidated Funds. Revenues recorded as income of consolidated funds consist of interest income, dividend income and other miscellaneous items.
Expenses
Compensation and Benefits. Compensation and benefits consist of salaries, benefits, payroll taxes, and discretionary and guaranteed cash bonus expenses. We generally recognize compensation and benefits expenses over the related service period.
On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising a significant portion of total compensation and benefits. We accrue minimum annual discretionary cash bonus on a straight-line basis during the year. The total amount of discretionary cash bonuses ultimately recognized for the full year, which is determined in the fourth quarter of each year, could differ materially from the minimum amount accrued, as the total discretionary cash bonus is dependent upon a variety of factors, including fund performance for the year. Prior to 2017, annual discretionary bonuses were generally determined and expensed in the fourth quarter of each year.
Compensation and benefits also includes equity-based compensation expense, which is primarily in the form of RSUs granted to our independent board members, employees and executive managing directors, as well as Partner Equity Units granted to executive managing directors. In February 2018, we also issued PSUs. See Note 10 to our consolidated financial statements included in this report for additional information regarding RSUs and Note 17 for additional information regarding PSUs.
We also issue Group D Units to executive managing directors. Group D Units are not considered equity under GAAP, and therefore no equity-based compensation expense is recognized related to these units when they are granted. Distributions to holders of Group D Units are included within compensation and benefits in the consolidated statements of comprehensive income (loss). These distributions are accrued in the quarter in which the related income was earned and are paid out the following quarter at the same time distributions on the Group A Units and dividends on the Company’s Class A Shares are paid. A Group D Unit converts into a Group A Unit to the extent the Company determines that it has become economically equivalent to a Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. Upon the conversion of Group D Units into Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Group D Units are converted into Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units.
Effective March 1, 2017, the Board of Directors approved amendments to the Limited Partnership Agreements of the Oz Operating Partnerships to adjust the measurement thresholds used in calculating the appreciation necessary to permit a determination that Group D Units issued prior to March 1, 2017 have become economically equivalent to Group A Units, making it more likely that outstanding Group D Units (and, due to the fact that economic equivalence is determined chronologically based on order of issuance, subsequently issued Group D Units) will convert to Group A Units.
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
Deferred cash interest (“DCIs”) are also granted to certain employees and executive managing directors as a form of compensation. DCIs reflect notional fund investments made by us on behalf of an employee or executive managing director. DCIs generally vest over a three year period, subject to an employee’s or executive managing director’s continued service. Upon vesting, we pay the employee or executive managing director an amount in cash equal to the notional investment represented by the DCIs, as adjusted for notional fund performance. Except as otherwise provided in the relevant deferred cash interest plan or in an award agreement, in the event of a termination of the employee’s or executive managing director’s service, any portion of the DCIs that are unvested as of the date of termination will be forfeited.
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding under our Senior Notes, CLO Investments Loans, Revolving Credit Facility, and Aircraft Loan. See “—Liquidity and Capital Resources—Debt Obligations” for a summary of the terms related to these borrowings. We repaid the outstanding balance under our Revolving Credit Facility and our Aircraft Loan in the first quarter of 2017.
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
Other Income (Loss)
Changes in Tax Receivable Agreement Liability. Changes in tax receivable agreement liability consists of changes in our estimate of the future payments related to the tax receivable agreement that result from changes in future income tax savings due to changes in tax rates. See Note 15 to our consolidated financial statements included in this report for additional information.
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
See Note 3 for a description of factors that historically have, and in the future may, impact our ownership interest in the Oz Operating Group.
We also consolidate certain of our opportunistic credit funds, wherein investors are able to redeem their interests after an initial lock-up period of up to three years. Allocations of earnings to these interests are reflected within net income attributable to redeemable noncontrolling interests in the consolidated statements of comprehensive income (loss).
Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues

	Year Ended December 31,		Change
	2017	2016	$	%

	(dollars in thousands)
Management fees	$319,458	$533,156	$(213,698)	-40%
Incentive income	528,000	233,440	294,560	126%
Other revenues	6,777	2,006	4,771	238%
Income of consolidated funds	4,102	1,762	2,340	133%
Total Revenues	$858,337	$770,364	$87,973	11%
Total revenues increased by a net $88.0 million, primarily due to the following:

•
A $213.7 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds, as well as lower average management fee rates. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $294.6 million increase in incentive income driven overall by higher relative fund performance.

◦
Multi-strategy funds. A $271.6 million increase in incentive income from our multi-strategy funds, which was driven by: (i) an increase of $163.0 million driven by fund investors with annual commitment periods that matured during the period; (ii) an increase of $65.4 million related to fund investor redemptions; and (iii) an increase of $48.0 million related to longer-term assets under management.

◦
Opportunistic credit funds. A $22.0 million increase in incentive income from our opportunistic credit funds, primary due to: (i) an increase of $25.4 million related to fund investors with annual commitment periods that matured during the period; (ii) an increase of $3.7 million from tax distributions; and (iii) an increase of $1.7 million related to crystallization of incentive from fund investor redemptions. These increases were partially offset by a decrease of $8.8 million related to longer-term assets under management.

◦	Other funds. An $11.2 million increase due to higher incentive income from our equity funds.

◦
Real estate funds. An offsetting $10.3 million decrease in incentive income from our real estate funds, primarily due to lower realizations in one of our real estate co-investment vehicles as compared to the prior year period.

•	A $4.8 million increase in other revenues primarily due to higher interest income from our investments in CLOs.
Expenses

	Year Ended December 31,		Change
	2017	2016	$	%

	(dollars in thousands)
Compensation and benefits	$436,549	$409,883	$26,666	7%
Interest expense	23,191	23,776	(585)	-2%
General, administrative and other	152,071	646,468	(494,397)	-76%
Expenses of consolidated funds	9,391	350	9,041	NM
Total Expenses	$621,202	$1,080,477	$(459,275)	-43%
Total expenses decreased by $459.3 million, primarily due to the following:

•
A $26.7 million increase in compensation and benefits expenses primarily driven by a $25.4 million increase in bonus expense which was due to higher relative fund performance. Also contributing to the increase was a $9.0 million increase in equity-based compensation expense primarily driven by a $20.8 million increase in Group P Units amortization, which units were granted in 2017, partially offset by a $12.5 million decrease in Group A Units amortization due to a lower number of unvested units outstanding. Further contributing to the increase in compensation and benefits expenses was a $6.7 million increase in distributions accrued on the Group D Units. These increases were partially offset by a $14.4 million decrease in salaries and benefits, as our worldwide headcount decreased to 483 as of December 31, 2017, from 524 as of December 31, 2016.

•
A $494.4 million decrease in general, administrative and other expenses driven primarily by $412.1 million of settlements expense incurred in 2016. Also contributing to the decline was a $31.5 million decrease in professional services, driven by lower legal fees, an $18.3 million decrease in recurring placement and related service fees, due to lower assets under management subject to these agreements, as well as reductions across various other expenses as a result of expense savings initiatives.

•
A $9.0 million increase in expenses of consolidated funds was primarily due to consolidation of a CLO in warehouse during the second and third quarters of 2017. The CLO was deconsolidated at launch in September of 2017.

Other Income

	Year Ended December 31,		Change
	2017	2016	$	%

	(dollars in thousands)
Changes in tax receivable agreement liability	$222,859	$(1,663)	$224,522	NM
Net gains on investments in funds and joint ventures	3,465	3,760	(295)	-8%
Net gains of consolidated funds	8,472	2,915	5,557	191%
Total Other Income	$234,796	$5,012	$229,784	NM
Total other income increased for the year-to-date period by $229.8 million, primarily due to a change in the tax receivable agreement liability due to the decrease in future U.S. Federal corporate income tax rate pursuant to the TCJA.

Income Taxes

	Year Ended December 31,		Change
	2017	2016	$	%

	(dollars in thousands)
Income taxes	$317,559	$10,886	$306,673	NM
For the year-to-date period, income taxes increased by $306.7 million, primarily due to a $280.8 million reduction of deferred income tax assets as a result of the TCJA. The remaining increase in income taxes was primarily due to a change in state tax rates and an increase in the valuation allowance related to foreign tax credits.
Net Income (Loss) Attributable to Noncontrolling Interests
The following table presents the components of the net income (loss) attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Year Ended December 31,		Change
	2017	2016	$	%

	(dollars in thousands)
Group A Units	$130,730	$(195,087)	$325,817	167%
Consolidated funds	—	262	(262)	-100%
Other	900	1,068	(168)	-16%
Total	$131,630	$(193,757)	$325,387	168%

Redeemable noncontrolling interests	$1,667	$2,450	$(783)	-32%
Net income (loss) allocated to noncontrolling interests increased by $325.4 million. The increase was primarily due to improved earnings of the Oz Operating Group, a portion of which was allocable to the Group A Units. The improvement was driven by the settlements expense taken in 2016, as well as higher incentive income, lower salaries and benefits, and lower non-compensation expenses, partially offset by lower management fees and higher bonus expense.
Net Income (Loss) Attributable to Class A Shareholders

	Year Ended December 31,		Change
	2017	2016	$	%

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders	$18,222	$(130,762)	$148,984	114%
Net income (loss) attributable to Class A Shareholders increased by $149.0 million. The year-over-year improvement was primarily due to investigation-related settlements expense of $412.1 million taken in 2016, as well as higher incentive income, lower non-compensation expenses, lower salaries and benefits, and a reduction in the tax receivable agreement liability. These improvements were partially offset by lower management fees, higher bonus expense, and higher income tax expense due to a reduction of our deferred tax assets as a result of the TCJA.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Deconsolidation on Adoption of ASU 2015-02
As a result of the adoption of ASU 2015-02, we deconsolidated the majority of our previously consolidated funds. This resulted in a substantial decrease in assets of consolidated funds, liabilities of consolidated funds, redeemable noncontrolling interests, appropriated retained deficit and shareholders’ equity attributable to non-controlling interests in our consolidated balance sheet. Additionally, the deconsolidation has caused a significant decrease in the amount of income of consolidated funds, expenses of consolidated funds, and net gains of consolidated funds in our consolidated statement of comprehensive income (loss). Management fees and incentive income from the previously consolidated funds are also no longer eliminated in consolidation.
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
Revenues

	Year Ended December 31,		Change
	2016	2015	$	%

	(dollars in thousands)
Management fees	$533,156	$643,991	$(110,835)	-17%
Incentive income	233,440	187,563	45,877	24%
Other revenues	2,006	2,077	(71)	-3%
Income of consolidated funds	1,762	489,350	(487,588)	-100%
Total Revenues	$770,364	$1,322,981	$(552,617)	-42%
Total revenues decreased by $552.6 million, primarily due to the following:

•	A $110.8 million decrease in management fees, primarily due to the following:

◦
Multi-strategy funds. A $154.0 million decrease in management fees due to increased redemptions, as well as due to a fee rate cut that went into effect on October 1, 2016, for existing fund investors in virtually all of our multi-strategy assets under management.

◦
Opportunistic credit funds. An $8.0 million increase in management fees, primarily due to the effects of deconsolidation of our funds, as fees in the prior year would have been eliminated in consolidation. See “—Economic Income Analysis” where we discuss management fees excluding the effects of consolidation for the comparative periods.

◦
Institutional Credit Strategies. A $35.6 million increase in management fees, primarily due to the effects of deconsolidation of our funds, as fees in the prior year would have been eliminated in consolidation. See “—Economic Income Analysis” where we discuss management fees excluding the effects of consolidation for the comparative periods.

◦	Real estate funds. Management fees in our real estate funds remained relatively flat year over year.
For information regarding our average assets under management and management fee rates, see “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rates.”

•	A $487.6 million decrease in income of consolidated funds driven primarily by the deconsolidation of the majority of our funds during the first quarter of 2016.

•	This decrease in revenues was partially offset by a $45.9 million increase in incentive income, primarily due to the following:

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

◦
Opportunistic credit funds. A $44.5 million increase in incentive income from our opportunistic credit funds, which was driven primarily by an increase of $29.1 million earned from our open-end funds due to higher fund performance and an increase of $15.4 million earned from our closed-end funds due to higher realizations from funds out of their investment period, as well as due to the deconsolidation of funds, as incentive income from these funds would have been eliminated in consolidation. See “—Economic Income Analysis” where we discuss incentive income excluding the effects of consolidation for the comparative periods.

◦
Real estate funds. A $14.6 million increase in incentive income from our real estate funds, primarily due to the effects of deconsolidation of funds, as incentive income in the prior year would have been eliminated in consolidation. See “—Economic Income Analysis” where we discuss incentive income excluding the effects of consolidation for the comparative periods.

◦	Other funds. An $8.6 million decrease due to lower incentive income from our equity funds.
Expenses

	Year Ended December 31,		Change
	2016	2015	$	%

	(dollars in thousands)
Compensation and benefits	$409,883	$430,526	$(20,643)	-5%
Reorganization expenses	—	14,064	(14,064)	-100%
Interest expense	23,776	21,441	2,335	11%
General, administrative and other	646,468	239,991	406,477	169%
Expenses of consolidated funds	350	303,770	(303,420)	-100%
Total Expenses	$1,080,477	$1,009,792	$70,685	7%
Total expenses increased by $70.7 million, primarily due to the following:

•
A $406.5 million increase in general, administrative and other expenses, driven by the $412.1 million settlements expense in 2016. The increase was partially offset by a decrease of $10.3 million in recurring placement and related service fees due to lower assets under management subject to these arrangements.

•	A $2.3 million increase in interest expense primarily due to the draw down on our Revolving Credit Facility in April 2016.

This increase was partially offset by certain decreases in expenses, primarily the following:

•
A $20.6 million decrease in compensation and benefits expenses, primarily due to the following: (i) a $37.4 million decrease in equity based compensation driven by lower average grant date fair values due to our lower stock price; (ii) a $12.7 million decrease in the allocation to Group D Units due to no Oz Operating Group distributions being declared in 2016; and (iii) a $2.8 million decrease in salary and benefits, as our worldwide headcount decreased to 524 as of December 31, 2016, compared to 659 as of December 31, 2015. These decreases were partially offset by a $32.2 million increase in bonus expense, which was due to improved fund performance.

•
A $14.1 million decrease in Reorganization expenses, as the amortization period for these IPO-related grants ended in 2015. As part of the Reorganization, interests in the Oz Operating Group held by our executive managing directors and the Ziffs were reclassified Group A Units, resulting in non-cash Reorganization expenses. Substantially all of those Group A Units were expensed on a straight-line basis over a five-year vesting period following the IPO, which concluded in November 2012. However, certain of these units had vesting periods through 2015.

•	A $303.4 million decrease in expenses of consolidated funds driven primarily by the deconsolidation of the majority of our funds during the first quarter of 2016.
Other Income (Loss)

	Year Ended December 31,		Change
	2016	2015	$	%

	(dollars in thousands)
Changes in tax receivable agreement liability	$(1,663)	$55,852	$(57,515)	-103%
Net gains on investments in funds and joint ventures	3,760	68	3,692	NM
Net gains (losses) of consolidated funds	2,915	(69,572)	72,487	104%
Total Other Income (Loss)	$5,012	$(13,652)	$18,664	137%
Total other income (loss) increased by $18.7 million, primarily due to the $57.5 million increase due to a change in tax receivable agreement liability, which resulted from updated estimated future income tax savings due to changes in state and local income apportionment factors that resulted in lower expenses in 2015 as compared to 2016, the increase was partially offset by a decrease in net gains of consolidated funds, which was driven primarily by the deconsolidation of the majority of our funds during the first quarter of 2016.
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

Net (Loss) Income Attributable to Noncontrolling Interests
The following table presents the components of the net income attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Year Ended December 31,		Change
	2016	2015	$	%

	(dollars in thousands)
Group A Units	$(195,087)	$136,449	$(331,536)	-243%
Consolidated funds	262	54,357	(54,095)	-100%
Other	1,068	371	697	188%
Total	$(193,757)	$191,177	$(384,934)	-201%

Redeemable noncontrolling interests	$2,450	$(49,604)	$52,054	105%
Net (loss) income attributable to noncontrolling interests decreased $384.9 million primarily due to the following:

•
A $331.5 million decrease in the amounts attributable to the Group A Units due lower profitability of the Oz Operating Group, which was driven by the settlements expense, as well as lower management fees, partially offset by higher incentive income and lower compensation and benefits expenses.

•	A $54.1 million decrease in the amounts attributable to the consolidated Oz funds was driven primarily by deconsolidation of the majority of our funds during the first quarter of 2016.
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
Net (loss) income attributable to Class A Shareholders decreased by $156.5 million, primarily driven by the settlements expense, as well as lower management fees, partially offset by higher incentive income, lower income tax expense and lower compensation and benefits expenses.
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

•
Equity-based compensation expenses, depreciation and amortization expenses, changes in the tax receivable agreement liability, gains and losses on fixed assets and investments in funds, and reorganization expenses related to the IPO, as management does not consider these items to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

•
Amounts related to the consolidated funds, including the related eliminations of management fees and incentive income, as management reviews the total amount of management fees and incentive income earned in relation to total assets under management and fund performance. We also defer the recognition of incentive income allocations from the consolidated funds until all clawback contingencies are resolved, consistent with the revenue recognition policy for the funds we do not consolidate.

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
As a result of the adjustments described above, as well as an adjustment to present management fees net of recurring placement and related service fees (rather than considering these fees an expense), management fees, incentive income, other revenues, compensation and benefits, non-compensation expenses and net income (loss) attributable to noncontrolling interests as presented on an Economic Income basis are also non-GAAP measures.
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
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Economic Income Revenues (Non-GAAP)

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Management fees	$278,396	$20,911	$299,307	$473,982	$20,750	$494,732
Incentive income	521,716	6,284	528,000	224,990	8,450	233,440
Other revenues	5,522	158	5,680	1,978	28	2,006
Total Economic Income Revenues	$805,634	$27,353	$832,987	$700,950	$29,228	$730,178

Economic Income revenues increased by a net $102.8 million, primarily due to the following:

•
A $195.4 million decrease in management fees, driven primarily by lower assets under management in our multi-strategy funds, as well as lower average management fee rates. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $294.6 million increase in incentive income driven overall by higher relative fund performance, primarily due to the following:

◦
Multi-strategy funds. A $271.6 million increase in incentive income from our multi-strategy funds, which was driven by: (i) an increase of $163.0 million driven by fund investors with annual commitment periods that matured during the period; (ii) an increase of $65.4 million related to fund investor redemptions; and (iii) an increase of $48.0 million related to longer-term assets under management.

◦
Opportunistic credit funds. A $22.0 million increase in incentive income from our opportunistic credit funds, primary due to: (i) an increase of $25.4 million related to fund investors with annual commitment periods that matured during the period; (ii) an increase of $3.7 million from tax distributions; and (iii) an increase of $1.7 million related to crystallization of incentive from fund investor redemptions. These increases were partially offset by a decrease of $8.8 million related to longer-term assets under management.

◦
Real estate funds. An offsetting $10.3 million decrease in incentive income from our real estate funds, primarily due to lower realizations in one of our real estate co-investment vehicles as compared to the prior year period.

◦	Other funds. An $11.2 million increase due to higher incentive income from our equity funds.

•	A $3.7 million increase in other revenues primarily due to higher interest income from our investments in CLOs.
We earned approximately 78%, 19%, 1% and 2% of our incentive income in 2017 from our multi-strategy, opportunistic credit, real estate and other funds, respectively, compared to 59%, 33%, 8% and 0%, respectively, in 2016.
Economic Income Expenses (Non-GAAP)

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$331,712	$20,049	$351,761	$309,170	$20,596	$329,766
Non-compensation expenses	141,317	2,172	143,489	608,737	3,201	611,938
Total Economic Income Expenses	$473,029	$22,221	$495,250	$917,907	$23,797	$941,704
Economic Income expenses decreased by $446.5 million, primarily due to the following:

•
A $22.0 million increase in compensation and benefits expenses driven by a $36.4 million increase in bonus expense due to higher relative fund performance. Partially offsetting the increase was a $14.4 million decrease in salaries and benefits due to lower headcount.

•
A $468.4 million decrease in non-compensation expenses driven primarily by $412.1 million of settlements expense incurred in 2016. Also contributing to the decline was a $31.5 million decrease in professional services, driven by lower legal fees, as well as reductions across various other operating expenses as a result of expense savings initiatives.

Other Economic (Loss) Income Items (Non-GAAP)

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Net losses on joint ventures	$(4)	$—	$(4)	$(63)	$—	$(63)
Net loss attributable to noncontrolling interests	$(2)	$—	$(2)	$(14)	$—	$(14)
Net losses on joint ventures represent the net losses on joint ventures established to expand certain of our private investments platforms. Net loss attributable to noncontrolling interests represents the amount of loss that was reduced from Economic Income and attributed to residual interests in certain businesses not owned by us.
Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2017	2016	$	%

	(dollars in thousands)
Economic Income:
Oz Funds Segment	$332,603	$(217,006)	$549,609	253%
Other Operations	5,132	5,431	(299)	-6%
Total Company	$337,735	$(211,575)	$549,310	260%
The year-over-year improvement in Economic Income was mainly driven by the settlements expense of $412.1 million taken in 2016, as well as higher incentive income, lower non-compensation expenses, and lower salaries and benefits. These improvements were partially offset by lower management fees and higher bonus expense.
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
Economic Income expenses increased by $437.6 million, primarily due to the following:

•
A $27.1 million increase in compensation and benefit expenses driven by a $29.8 million increase in bonus expense due to improved fund performance. Partially offsetting these increases was a $2.8 million decrease in salaries and benefits, as our worldwide headcount decreased to 524 as of December 31, 2016 as compared to 659 as of December 31, 2015.

•	A $410.5 million increase in non-compensation expenses, primarily driven by the $412.1 million settlements expense.

Other Economic Income Items (Non-GAAP)

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Economic Income Basis
Net losses on joint ventures	$(63)	$—	$(63)	$—	$—	$—
Net loss attributed to noncontrolling interests	$(14)	$—	$(14)	$(12)	$—	$(12)
Net losses on joint ventures represent the net losses on joint ventures established to expand certain of our private investments platforms. Net loss attributable to noncontrolling interests represents the amount of loss that was reduced from Economic Income and attributed to residual interests in certain businesses not owned by us.
Economic Income (Non-GAAP)

	Year Ended December 31,		Change
	2016	2015	$	%

	(dollars in thousands)
Economic Income:
Oz Funds Segment	$(217,006)	$340,157	$(557,163)	-164%
Other Operations	5,431	5,059	372	7%
Total Company	$(211,575)	$345,216	$(556,791)	-161%
Economic Income decreased by $556.8 million, primarily due to lower incentive income and higher non-compensation expenses, partially offset by lower bonus expense.
Liquidity and Capital Resources
In September 2016, we entered into the Purchase Agreement with the EMD Purchasers, including Daniel S. Och, to issue up to $400.0 million of Preferred Units. Pursuant to the agreement, in October 2016, we completed a $250.0 million issuance and sale of Preferred Units to the EMD Purchasers and completed an additional $150.0 million issuance and sale of Preferred Units to EMD Purchasers in January 2017. We used the proceeds from the Preferred Units issued in October 2016, as well as cash on hand, to pay the $412.1 million in penalties and disgorgement related to the settlements with the SEC and the DOJ discussed above. We used the proceeds from the second sale of the Preferred Units in January 2017 to pay the outstanding balance under our Revolving Credit Facility. See Note 9 to our consolidated financial statements included in this report for details regarding the terms of the Preferred Units.
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

Historically, management fees have been sufficient to cover all of our “fixed” operating expenses, which we define as salaries, benefits, a minimum discretionary bonus and our non-compensation costs incurred in the ordinary course of business. In the fourth quarter of 2016, we reduced our management fee rates for existing investors in virtually all of our multi-strategy assets under management. These rate reductions combined with year-over-year net capital outflows have resulted in lower management fees, and while we are making every effort to scale our operations so that management fees are sufficient to cover our fixed operating expenses, our current management fees do not cover our current fixed operating expenses. No assurances can be given that our management fees ultimately will be sufficient for these purposes in future periods.
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
Debt Obligations
Senior Notes
On November 20, 2014, we issued $400.0 million of 4.50% Senior Notes due November 20, 2019, unless earlier redeemed or repurchased. Please see Note 8 to our consolidated financial statements included in this report for additional details on the Senior Notes.
Revolving Credit Facility
On November 20, 2014, we entered into the $150.0 million, five-year unsecured Revolving Credit Facility, which was subsequently amended on December 29, 2015 and on June 13, 2017, the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The facility matures on November 20, 2019. In March 2017, we repaid our outstanding obligation under the Revolving Credit Facility, and as a result we currently have $150.0 million available to us under the facility as of December 31, 2017. Please see Note 8 to our consolidated financial statements included in this report for additional details on the Revolving Credit Facility, including financial maintenance covenants we are subject to under the Revolving Credit Facility. As of December 31, 2017, we were in compliance with the financial maintenance covenants.
Aircraft Loan
In February 2014, we entered into a loan to finance installment payments towards the purchase of a corporate aircraft (“Aircraft Loan”). In March 2017, we sold the aircraft and repaid the outstanding balance of the loan in the amount of $46.4 million.
CLO Investments Loans
We enter into loans to finance portions of our investments in CLOs (collectively “the CLO Investments Loans”). In general, we will make interest and principal payments on the loans at such time interest payments are received on our investments in the CLOs, and will make principal payments on the loans to the extent principal payments are received on its investments in the CLOs. See Note 8 to our consolidated financial statements included in this report for additional details on our CLO Investments Loans.

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
As of December 31, 2017, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $280.0 million as a result of the cash savings to our intermediate holding companies from the purchase of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Oz Corp, and any other corporate taxpaying entities that hold Group B Units, and not of the Oz Operating Group. We may need to incur debt to finance payments under the tax receivable agreement to the extent the Oz Operating Partnerships do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
November 20, 2017	November 13, 2017	$0.02	$6,904
August 21, 2017	August 14, 2017	$0.02	$6,904
May 19, 2017	May 12, 2017	$0.02	$6,904
March 6, 2017	February 27, 2017	$0.01	$3,228
We intend to distribute to our Class A Shareholders substantially all of their pro rata share of our annual Economic Income (as described above under “—Economic Income Analysis”) in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to pay income taxes, to pay any amounts owed under the tax receivable agreement, to make appropriate investments in our business and our funds, to make payments on any of our other obligations, to fund the repurchase of Class A Shares or interests in the Oz Operating Group, as well as to fund distributions on the Preferred Units starting in 2020. Subject to certain exceptions, unless distributions on the Preferred Units are declared and paid in cash for the then current distribution period and all preceding periods after the initial closing of the Preferred Units, the Oz Operating Partnerships may not declare or pay distributions on or repurchase any of their equity securities that rank equal with or junior to the Preferred Units. See Note 9 to our consolidated financial statements included in this report for additional information regarding the terms of the Preferred Units.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the years ended December 31, 2017, 2016 and 2015 was $(283.7) million, $(281.5) million and $442.3 million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, less cash used for operating expenses. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.
The net cash outflows from operating activities for the year ended December 31, 2017 as compared to year ended December 31, 2016 remained relatively flat. In 2017 we generated less revenue from our management fees, offset partially by lower operating expenses, largely due to $412.1 million paid for penalties and disgorgement related to settlements expense with the SEC and the DOJ in 2016. Additionally, contributing to the increase in net cash outflows were the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
The decrease in net cash from operating activities in 2016 compared to 2015 was primarily due to higher operating expenses, primarily driven by $412.1 million payment for settlements expenses described above, and lower management fees in 2016 as compared to 2015, as well as lower incentive income earned in 2015 compared to 2014, partially offset by lower discretionary bonuses in 2015 compared to 2014. The majority of our incentive income is generally collected and the related bonus payments are paid out during the first quarter of the following year. Partially offsetting these decreases were lower cash outflows in 2016 related to the investment activities of the consolidated funds, which was the result of the deconsolidation of the majority of our funds upon the adoption of ASU 2015-02 on January 1, 2016.
Investing Activities. Net cash from investing activities for the years ended December 31, 2017, 2016 and 2015 was $(118.4) million, $(16.5) million and $(27.8) million, respectively. Investing cash outflows in the full year 2017 primarily related to purchases of investments in CLOs and in U.S. government obligations, partially offset by the proceeds from the sale of our corporate aircraft. Investment-related cash flows of the consolidated funds are classified within operating activities.
Investing cash flows in 2016 primarily related to the purchases and maturities of U.S. government obligations to manage excess liquidity, and investments made in and returns of capital from our investments in funds.
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
Financing Activities. Net cash from financing activities for the years ended December 31, 2017, 2016 and 2015 was $541.7 million, $373.7 million and $(411.0) million, respectively. Our net cash from financing activities is generally comprised of proceeds from Preferred Units offerings, dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations, as well as borrowings and repayments of debt obligations of the CLO consolidated in the second quarter of 2017 and deconsolidated in the third quarter of 2017. Contributions from noncontrolling interests, which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors on their Group A Units, are also included in net cash from financing activities.

In April 2016, we borrowed and in March 2017, we repaid the balance of $120.0 million on our Revolving Credit Facility using proceeds from the second offering of Preferred Units. Additionally, in March 2017, we repaid $46.4 million outstanding on our Aircraft Loan using proceeds from the sale of one of our corporate aircraft. We also paid dividends of $13.0 million to our Class A Shareholders and $19.0 million of distributions to our executive managing directors on their Group A Units in the full year 2017. We did not make dividend or distribution payments in 2016.
In October 2016, we sold $250.0 million of Preferred Units to the EMD Purchasers. We used the proceeds from the Preferred Units issued in October 2016, as well as cash on hand, to pay the $412.1 million of penalties and disgorgement related to the settlements expenses.
In November 2016, we borrowed $16 million under our CLO Investment Loan to fund 75% of our investment in a CLO.
In 2016, we paid no dividends to our Class A Shareholders and paid no distributions to our executive managing directors on their Group A Units. In 2015, we paid dividends to our Class A Shareholders of $153.5 million and paid distributions to our executive managing directors and the Ziffs on the Group A Units of $337.6 million. As a result of the deconsolidation of most of our funds on January 1, 2016, contributions from and distributions to noncontrolling interests declined substantially.
Contractual Obligations
During the full year 2017, we entered into eight CLO Investments Loans. During the first quarter of 2017, we repaid the $120.0 million outstanding on our Revolving Credit Facility and $46.4 million outstanding on our Aircraft Loan.
The following table summarizes our contractual cash obligations as of December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2018	2019 - 2020	2021 - 2022	2023 - Thereafter	Total

	(dollars in thousands)
Long-term debt(1)	$—	$400,000	$—	$173,451	$573,451
Estimated interest on long-term debt(2)	23,053	28,106	10,106	30,716	91,981
Operating leases(3)	21,241	37,700	40,034	116,835	215,810
Tax receivable agreement(4)	43,211	58,234	60,490	118,055	279,990
Unrecognized tax benefits(5)	—	—	—	—	—
Incentive income subject to clawback(6)	—	—	—	—	—
Total Contractual Obligations	$87,505	$524,040	$110,630	$439,057	$1,161,232
_______________

(1)
Represents indebtedness outstanding under the Senior Notes and the CLO Investments Loans. In relation to CLO Investments Loans, presents our best estimate of the timing of expected payments on investments in CLOs, as the timing of payments on CLO Investments Loans is contingent on principal payments made to us on our investments in CLOs. Amounts presented represent expected cash payments, and have not been reduced for any discounts or deferred debt issuance costs that are netted against these balance for presentation in our consolidated balance sheet.

(2)
Represents expected future interest payments on our Senior Notes which is a fixed-rate borrowing, and on our CLO Investments Loans which are variable rate borrowings, based on the LIBOR and EURIBOR rates that were in effect as of December 31, 2017.

(3)	Represents the minimum rental payments required under our various operating leases for office space.

(4)
Represents the maximum amounts that would be payable to our executive managing directors and the Ziffs under the tax receivable agreement assuming that we will have sufficient taxable income each year to fully realize the expected tax savings resulting from the purchase by the Oz Operating Group of Group A Units with proceeds from the 2007 Offerings, as well as subsequent exchanges as discussed above under the heading “—Liquidity and Capital Resources—Tax Receivable Agreement.” In light of the numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table above. The impact of any net operating losses is included in the table above in the column “2023 - Thereafter.”

(5)
We are not currently able to make a reasonable estimate of the timing of payments in individual years in connection with our unrecognized tax benefits of $7.0 million, and therefore these amounts are not included in the table above.

(6)
As of December 31, 2017, we had incentive income collected from our real estate funds that is subject to clawback in the event of future losses in the respective fund. We are not currently able to make a reasonable estimate of the timing of payments, if any, as the payments are contingent on future realizations of investments in the respective fund, the timing of which is uncertain.

Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements including sponsoring and owning general partner interests in our funds and retained interests in a CLO we manage. We also have ongoing capital commitment arrangements with certain of our funds. None of our off-balance sheet arrangements require us to fund losses or guarantee target returns to investors in any of our other investment funds. See Notes 4 and 5 of our consolidated financial statements included in this report for information on our retained and variable interests in our funds and CLOs.
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
As of December 31, 2017, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 43% within Level I; approximately 35% within Level II; and approximately 22% within Level III. As of December 31, 2016, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 46% within Level I; approximately 32% within Level II; and approximately 22% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Substantially all of our deferred income tax assets relate to the goodwill and other intangible assets deductible for tax purposes by Oz Corp that arose in connection with the purchase of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings, subsequent exchanges of Group A Units for Class A Shares and subsequent payments to our executive managing directors and the Ziffs made under the tax receivable agreement, in addition to any related net operating loss carryforward. In accordance with relevant provisions of the Internal Revenue Code, we expect to take these goodwill and other intangible deductions over the 15-year period following the 2007 Offerings, as well as an additional 20-year loss carryforward period available to us for net operating losses generated prior to January 2018 and indefinite carryforward period for net operating losses generated beginning January 2018, in order to fully realize the deferred income tax assets. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.
Oz Corp generated taxable income of $42.6 million for the year ended December 31, 2017, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.3 billion over the remaining six-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.3 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $31.9 billion as of January 1, 2018, we would need to generate a minimum compound annual growth rate in assets under management of less than 2% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Oz Operating Partnerships, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of December 31, 2017, we had $269.0 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $146.0 million of net operating losses available to offset future taxable income for state income tax purposes and $142.4 million for local income tax purposes that will expire between 2035 and 2037. Based on the analysis set forth above, as of December 31, 2017, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $12.0 million has been established for these items.
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
None of the other changes to GAAP that went into effect during the year ended December 31, 2017 are expected to impact our future trends.
Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
Listed below are ASUs that have been issued but that we have not yet adopted that may impact our future trends. For additional details regarding these ASUs, including methods of adoption, see Note 2 to our consolidated financial statements included in this report.
ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific revenue recognition guidance throughout the ASC. We will adopt ASU 2014-09 using a modified retrospective application approach in the first quarter of 2018. In future periods, we generally expect to recognize incentive income from certain funds in periods earlier that under the revenue recognition guidance in effect prior to the adoption of ASU 2014-09. See Note 2 to our consolidated financial statements included in this report for additional information on the adoption.
ASU 2016-02, Leases. ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. Upon adoption of the ASU, where we are the lessee, we will likely be required to recognize certain lease arrangements on our balance sheet for the first time, but will continue to recognize associated expenses on our statement of comprehensive income in a manner similar to existing accounting principles. The requirements of ASU 2016-02 are effective for us beginning in the first quarter of 2019. We have determined that most of our operating leases will be reported on our consolidated balance sheet at their present value. We do not expect the adoption of ASU 2016-02 to have a material effect on our future expense trends. See Note 15 to our consolidated financial statements included in this report for details related to our existing operating lease obligations as of December 31, 2017.
None of the other changes to GAAP that have been issued but that we have not yet adopted are expected to impact our future trends.

Economic Income Reconciliations
The tables below present the reconciliations of Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A.
Economic Income

	Year Ended December 31, 2017
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$38,468	$(20,246)	$18,222
Change in redemption value of Preferred Units	2,853	—	2,853
Net Income (Loss) Allocated to Och-Ziff Capital Management Group LLC—GAAP	41,321	(20,246)	21,075
Net income allocated to Group A Units	130,730	—	130,730
Equity-based compensation, net of RSUs settled in cash	81,227	2,812	84,039
Adjustment to recognize deferred cash compensation in the period of grant	(28,893)	—	(28,893)
Income taxes	317,383	176	317,559
Allocations to Group D Units	6,561	113	6,674
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	326	22,641	22,967
Changes in tax receivable agreement liability	(222,859)	—	(222,859)
Depreciation, amortization and net gains and losses on fixed assets	10,334	—	10,334
Other adjustments	(3,527)	(364)	(3,891)
Economic Income—Non-GAAP	$332,603	$5,132	$337,735

	Year Ended December 31, 2016
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Loss Attributable to Class A Shareholders—GAAP	$(126,279)	$(4,483)	$(130,762)
Change in redemption value of Preferred Units	6,082	—	6,082
Net Loss Allocated to Och-Ziff Capital Management Group LLC—GAAP	(120,197)	(4,483)	(124,680)
Net loss allocated to Group A Units	(195,087)	—	(195,087)
Equity-based compensation	72,650	2,567	75,217
Adjustment to recognize deferred cash compensation in the period of grant	(1,851)	—	(1,851)
Income taxes	10,787	99	10,886
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	6,752	6,752
Changes in tax receivable agreement liability	1,663	—	1,663
Depreciation, amortization and loss on asset held for sale	19,269	613	19,882
Other adjustments	(4,240)	(117)	(4,357)
Economic Income—Non-GAAP	$(217,006)	$5,431	$(211,575)

	Year Ended December 31, 2015
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(13,688)	$39,428	$25,740
Net income allocated to the Group A Units	136,449	—	136,449
Equity-based compensation, net of RSUs settled in cash	103,643	2,922	106,565
Income taxes	132,224	—	132,224
Adjustment for incentive income allocations from consolidated funds subject to clawback	1,165	(46,242)	(45,077)
Allocations to Group D Units	11,974	701	12,675
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	8,612	8,612
Reorganization expenses	14,064	—	14,064
Changes in tax receivable agreement liability	(55,852)	—	(55,852)
Depreciation, amortization and loss on asset held for sale	10,583	748	11,331
Other adjustments	(405)	(1,110)	(1,515)
Economic Income—Non-GAAP	$340,157	$5,059	$345,216

	Year Ended December 31, 2014
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income Attributable to Class A Shareholders—GAAP	$115,698	$26,747	$142,445
Net income allocated to the Group A Units	365,793	—	365,793
Equity-based compensation, net of RSUs settled in cash	102,505	1,829	104,334
Income taxes	138,938	110	139,048
Adjustment for incentive income allocations from consolidated funds subject to clawback	(21,099)	(11,638)	(32,737)
Allocations to Group D Units	25,360	1,650	27,010
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	2,816	2,816
Reorganization expenses	16,083	—	16,083
Changes in tax receivable agreement liability	(40,383)	—	(40,383)
Depreciation and amortization	6,242	748	6,990
Other adjustments	(1,137)	(319)	(1,456)
Economic Income—Non-GAAP	$708,000	$21,943	$729,943

	Year Ended December 31, 2013
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income Attributable to Class A Shareholders—GAAP	$260,612	$1,155	$261,767
Net income allocated to the Group A Units	616,843	—	616,843
Equity-based compensation, net of RSUs settled in cash	120,125	—	120,125
Income taxes	95,687	—	95,687
Adjustment for incentive income allocations from consolidated funds subject to clawback	(23,656)	(16,481)	(40,137)
Allocations to Group D Units	19,954	—	19,954
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	7,854	7,854
Reorganization expenses	16,087	—	16,087
Changes in tax receivable agreement liability	(8,514)	—	(8,514)
Depreciation and amortization	7,503	748	8,251
Other adjustments	(405)	1,184	779
Economic Income—Non-GAAP	$1,104,236	$(5,540)	$1,098,696

Economic Income Revenues

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$298,547	$20,911	$319,458	$512,406	$20,750	$533,156
Adjustment to management fees(1)	(20,151)	—	(20,151)	(38,424)	—	(38,424)
Management Fees—Economic Income Basis—Non-GAAP	278,396	20,911	299,307	473,982	20,750	494,732

Incentive income—GAAP	521,716	6,284	528,000	224,990	8,450	233,440
Adjustment to incentive income(2)	—	—	—	—	—	—
Incentive Income—Economic Income Basis—Non-GAAP	521,716	6,284	528,000	224,990	8,450	233,440

Other revenues—GAAP	6,619	158	6,777	1,978	28	2,006
Adjustment to other revenues(3)	(1,097)	—	(1,097)	—	—	—
Other Revenues—Economic Income Basis—Non-GAAP	5,522	158	5,680	1,978	28	2,006
Total Revenues—Economic Income Basis—Non-GAAP	$805,634	$27,353	$832,987	$700,950	$29,228	$730,178

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$623,869	$20,122	$643,991	$648,945	$15,276	$664,221
Adjustment to management fees(1)	(1,804)	—	(1,804)	(14,938)	—	(14,938)
Management Fees—Economic Income Basis—Non-GAAP	622,065	20,122	642,187	634,007	15,276	649,283

Incentive income—GAAP	187,563	—	187,563	507,261	—	507,261
Adjustment to incentive income(2)	10,232	7,217	17,449	20,637	31,272	51,909
Incentive Income—Economic Income Basis—Non-GAAP	197,795	7,217	205,012	527,898	31,272	559,170
Other revenues	2,045	32	2,077	1,275	28	1,303
Total Revenues—Economic Income Basis—Non-GAAP	$821,905	$27,371	$849,276	$1,163,180	$46,576	$1,209,756

	Year Ended December 31, 2013
	Oz Funds Segment	Other Operations	Total Company

Management fees—GAAP	$545,533	$10,894	$556,427
Adjustment to management fees(1)	(10,668)	—	(10,668)
Management Fees—Economic Income Basis—Non-GAAP	534,865	10,894	545,759

Incentive income—GAAP	1,076,547	—	1,076,547
Adjustment to incentive income(2)	6,031	—	6,031
Incentive Income—Economic Income Basis—Non-GAAP	1,082,578	—	1,082,578

Other revenues	2,130	20	2,150
Total Revenues—Economic Income Basis—Non-GAAP	$1,619,573	$10,914	$1,630,487
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

(3)	Adjustment to exclude realized gains on sale of fixed assets.
Economic Income Expenses

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$390,934	$45,615	$436,549	$379,968	$29,915	$409,883
Adjustment to compensation and benefits(1)	(59,222)	(25,566)	(84,788)	(70,798)	(9,319)	(80,117)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$331,712	$20,049	$351,761	$309,170	$20,596	$329,766

Interest expense and general, administrative and other expenses—GAAP	$173,090	$2,172	$175,262	$666,430	$3,814	$670,244
Adjustment to interest expense and general, administrative and other expenses(2)	(31,773)	—	(31,773)	(57,693)	(613)	(58,306)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$141,317	$2,172	$143,489	$608,737	$3,201	$611,938

	Year Ended December 31, 2015
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$398,015	$32,511	$430,526
Adjustment to compensation and benefits(1)	(115,617)	(12,235)	(127,852)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$282,398	$20,276	$302,674

Interest expense and general, administrative and other expenses—GAAP	$202,795	$2,785	$205,580
Adjustment to interest expense and general, administrative and other expenses(2)	(3,433)	(749)	(4,182)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$199,362	$2,036	$201,398
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

Other Economic Income Items

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in funds and joint ventures—GAAP	$2,074	$1,391	$3,465	$3,104	$656	$3,760
Adjustment to net gains on investments in funds and joint ventures(1)	(2,078)	(1,391)	(3,469)	(3,167)	(656)	(3,823)
Net Losses on Joint Ventures—GAAP	$(4)	$—	$(4)	$(63)	$—	$(63)

Net income (loss) attributable to noncontrolling interests—GAAP	$130,603	$1,027	$131,630	$(194,087)	$330	$(193,757)
Adjustment to net income (loss) attributable to noncontrolling interests(2)	(130,605)	(1,027)	(131,632)	194,073	(330)	193,743
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(2)	$—	$(2)	$(14)	$—	$(14)

	Year Ended December 31, 2015
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in funds and joint ventures—GAAP	$66	$2	$68
Adjustment to net gains on investments in funds and joint ventures(1)	(66)	(2)	(68)
Net Gains on Joint Ventures—GAAP	$—	$—	$—

Net income attributable to noncontrolling interests—GAAP	$89,057	$102,120	$191,177
Adjustment to net income attributable to noncontrolling interests(2)	(89,069)	(102,120)	(191,189)
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(12)	$—	$(12)
_______________

(1)	Adjustment to exclude gains and losses on investments in funds, as management does not consider these items to be reflective of our operating performance.

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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of December 31, 2017 and 2016, would have resulted in a change of approximately $1.9 billion and $2.6 billion, respectively, in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of January 1, 2018 (the date management fees are calculated for the first quarter of 2018) would impact management fees charged on that day by approximately $5.1 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2017, would have impacted management fees charged on that day by approximately $5.6 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of December 31, 2017 and 2016, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
Interest Rate Risk
Our Senior Notes are fixed-rate borrowings. Any borrowings under the CLO Investments Loans, and the Revolving Credit Facility, if any, and as well as our investments in CLOs accrue interest at variable rates. Our funds also have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest income and interest expense, future earnings and cash flows.
We estimate that as of December 31, 2017 and 2016, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2017. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017. We reviewed the results of management’s assessment and re-assessment with the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has audited our financial statements included in this annual report and issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is set forth on the following page.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Partner Agreements Between James Levin and the Och-Ziff Operating Group Entities
On February 16, 2018, James Levin (including various family trusts as applicable) and each of the three Oz Operating Partnerships entered into a partner agreement (collectively, the “Partner Agreements”), which replaced and superseded all other partner agreements between Mr. Levin and the Oz Operating Partnerships, including partner agreements entered into between Mr. Levin and each of the Oz Operating Partnerships in 2010 (the “2010 Partner Agreements”), in 2013 (the “2013 Partner Agreements”) and in 2017 (the “2017 Partner Agreements”). We believe the Partner Agreements more closely align Mr. Levin’s potential compensation with his co-CIO role and responsibilities and importantly strongly align his economic interests with our clients. Capitalized terms not defined in this report are used as defined in the Partner Agreements.
The following description of the Partner Agreements does not purport to be complete and is qualified in its entirety by the full text of the Partner Agreements.
Term
The Partner Agreements are effective as of January 1, 2018, and include provisions that are applicable for the period ending on December 31, 2019 (the “Term”). The Term shall be subject to extension by mutual agreement of Mr. Levin and the intermediate holding companies, as general partners of the Oz Operating Partnerships (the “General Partners”), upon approval by the majority of our Board of Directors.
Responsibility and Reporting
Mr. Levin shall serve as a Co-CIO (or sole CIO) of Oz Management, and shall report to the CEO. The CEO shall have ultimate authority over investment activities and the Co-CIOs (or sole CIO) shall have day-to-day management responsibility for such activities.
Compensation
Mr. Levin shall be entitled to $4 million in cash annually (the “Annual Draw”). The Annual Draw shall be distributed in advance on a quarterly basis and shall be treated as a non-refundable credit against the Annual Bonus (as defined below) that Mr. Levin may receive in respect of such fiscal year.
The Annual Bonus shall be calculated as the product of (i) the Gross P&L for such fiscal year based on the performance of certain specified Oz funds and (ii) the Participation Ratio for such fiscal year, subject to a high water mark adjustment. The Participation Ratio shall range from 1.1% to 1.5%, as determined by the Compensation Committee of our Board of Directors based on a recommendation of the CEO. The minimum Annual Bonus for any year shall be $7.5 million inclusive of the Annual Draw.

The Annual Bonus (including the Annual Draw) shall be paid consistent with the following percentages: 70% in cash, 15% in RSUs under our 2013 Incentive Plan (such RSUs, the “Bonus Equity”), and 15% in DCIs. The Bonus Equity and DCIs shall generally vest over three years from the time of grant, subject to various exceptions. In the event Mr. Levin is terminated or resigns, then all or a portion of these RSUs and DCIs may be forfeited in accordance with the terms of the Partner Agreements as described below.
Equity Interests
The Partner Agreements provide the following with respect to Mr. Levin’s outstanding equity interests in the Oz Operating Partnerships and the Company:
i.Mr. Levin shall retain 11 million vested Group A Units and Group D Units that he received under the 2010 Partner Agreements and the 2013 Partner Agreements (the retained units he received under the 2013 Partner Agreements, the “Retained 2013 Units”) and forfeit an aggregate of 48.5 million unvested Group A and D Units that he received under the 2013 and the 2017 Partner Agreements;
ii.Mr. Levin shall retain 10 million of the Group P Units (the “Retained P Units”) and forfeit 29 million of the Group P Units that he received under the 2017 Partner Agreements;
iii.Mr. Levin shall receive 13.4 million RSUs, of which 3.9 million shall vest on December 31, 2018 and the remainder generally vest over the next five years, subject to his continued service on the applicable vesting dates and various exceptions;
In the event Mr. Levin is terminated or resigns, then all or a portion of the Group Units and RSUs described above may be forfeited in accordance with the terms of the Partner Agreements as described below.
Treatment of Equity in the Event of Withdrawal
Retained 2013 Units
The Partner Agreements provide that in the event of Mr. Levin’s withdrawal from the Oz Operating Partnerships, the Retained 2013 Units shall be treated as follows:
i.If Mr. Levin is terminated with Cause, then he forfeits 50% of the Retained 2013 Units and retains the other 50% of the Retained 2013 Units;
ii.If Mr. Levin resigns (other than due to the General Partners not making a Company Extension Offer), then he forfeits 30% of the Retained 2013 Units and retains the other 70% of the Retained 2013 Units; and
iii.If Mr. Levin is terminated without Cause or the General Partners elect not to make a Company Extension Offer, then he retains 100% of the Retained 2013 Units.
Retained P Units
The Partner Agreements provide that in the event of Mr. Levin’s withdrawal from the Oz Operating Partnerships, the Retained P Units shall be treated as follows:
i.If Mr. Levin is terminated with Cause during the Term, then he forfeits 100% of his vested and unvested Retained P Units;
ii.If Mr. Levin resigns (other than due to the General Partners not making a Company Extension Offer), then he forfeits 100% of his unvested Retained P Units;

iii.If Mr. Levin is terminated without Cause prior to March 1, 2020, or the General Partners elect not to make a Company Extension Offer, then he conditionally retains 75% of the Retained P Units; and
iv.In the case of any other withdrawal, the Retained P Units shall be treated the same as other Group P Units under the limited partnership agreements of the Oz Operating Partnerships.
2013 RSUs
The Partner Agreements provide that in the event of Mr. Levin’s withdrawal from the Oz Operating Partnerships, the 2013 RSUs shall be treated as follows:
i.If Mr. Levin is terminated with Cause, then he forfeits 100% of any 2013 RSUs he holds, 50% of any Class A Shares of the Company delivered to him upon settlement of such RSUs (the “Related Class A Shares”), 50% of the after-tax proceeds from any sale of any Related Class A Shares and 50% of any distributions received in respect of any Related Class A Shares;
ii.If Mr. Levin resigns (other than due to the General Partners not making a Company Extension Offer), then he forfeits 30% of any Related Class A Shares, 30% of the after-tax proceeds from any sale of any Related Class A Shares and 30% of any distributions received in respect of any Related Class A Shares;
iii.If Mr. Levin resigns (other than due to the General Partners not making a Company Extension Offer or following a Change in Position), then he forfeits 100% of the 2013 RSUs;
iv.If Mr. Levin is terminated without Cause, resigns following a Change in Position or the General Partners elect not to make a Company Extension Offer, then the next two installments of the 2013 RSUs scheduled to vest shall vest upon the occurrence of such event; and
v.If Mr. Levin does not accept a Company Extension Offer, then he forfeits all 2013 RSUs.
2017 RSUs
The Partner Agreements provide that in the event of Mr. Levin’s withdrawal from the Oz Operating Partnerships, the 2017 RSUs shall be treated as follows:
i.If Mr. Levin is terminated with Cause, then he forfeits 100% of any 2017 RSUs he holds, 50% of any Related Class A Shares, 50% of the after-tax proceeds from any sale of any Related Class A Shares and 50% of any distributions received in respect of any Related Class A Shares;
ii.If Mr. Levin resigns prior to March 1, 2021 (other than due to the General Partners not making a Company Extension Offer), then he forfeits 32.5% of the Related Class A Shares, 32.5% of the after-tax proceeds from any sale of any Related Class A Shares and 32.5% of any distributions received in respect of any Related Class A Shares;
iii.If Mr. Levin resigns for any reason, then he forfeits 100% of any 2017 RSUs he holds; and
iv.If Mr. Levin is terminated without Cause, then the 2017 RSUs continue to vest.
Bonus Equity and DCIs
The Partner Agreements provide that in the event of Mr. Levin’s withdrawal from the Oz Operating Partnerships, unvested Bonus Equity and DCIs shall be treated as follows:
i.If Mr. Levin is terminated with Cause or resigns during the Term (other than following a Change in Position), then he forfeits the Bonus Equity and DCIs;

ii.If Mr. Levin is terminated without Cause or resigns following a Change in Position, in each case during the Term, then the Bonus Equity and DCIs continue to vest;
iii.If Mr. Levin is terminated without Cause within twelve months of a Change of Control (as defined for this purpose in the Partner Agreements), then the Bonus Equity fully vests; and
iv.If Mr. Levin remains with the Oz Operating Partnerships until the end of the Term, then the Bonus Equity and DCIs generally continue to vest.
Restrictive Covenants
Mr. Levin shall be prohibited from competing with us or soliciting our fund investors or employees for a two-year period upon Mr. Levin’s withdrawal from the Oz Operating Partnerships for any reason prior to December 31, 2019, subject to the provisions described below solely in the case of the non-compete. The non-compete may be reduced to one year upon Mr. Levin’s withdrawal from the Oz Operating Partnerships (i) for any reason on or after December 31, 2019 or (ii) as a result of (x) the termination of Mr. Levin during the Term without Cause or (y) a resignation following (A) a Change of Control in which his role or the Partner Agreements are not continued or (B) a Change in Position, unless in the case of this clause (ii) the Oz Operating Partnerships elect to make a $30 million payment to Mr. Levin payable in installments over a 24-month period. Mr. Levin is also subject to confidentiality and other restrictions that are generally consistent with those applicable to our other executive managing directors. For the avoidance of doubt, the prohibition on Mr. Levin’s ability to solicit our fund investors or employees shall continue until the end of the two-year period after his withdrawal from the Oz Operating Partnerships, regardless of when he leaves the firm and under what circumstances.
Rights in Connection with Liquidity Events
In connection with a Tag-Along Sale for 50% or less of the Class A Shares and Oz Operating Group Units, all of Mr. Levin's vested Group A Units and 10% of his unvested Group A Units may participate regardless of whether he is offered a Substantially Similar Position following the Tag-Along Sale. In connection with a Tag-Along Sale for more than 50% of the Class A Shares and Oz Operating Group Units, then at the option of the Tag-Along Purchaser either (a) all of Mr. Levin’s vested and unvested Group A Units may participate or (b) only vested Group A Units may participate provided that Mr. Levin must be offered a Substantially Similar Position and may be required to enter into an employment contract following the Tag-Along Sale.
In the event of a Drag-Along Sale, at the option of the General Partners, either (a) all of Mr. Levin’s vested and unvested Group A Units and Group D Units may participate or (b) only vested Group A Units and Group D Units may participate provided that Mr. Levin must be offered a Substantially Similar Position and may be required to enter into an employment contract following the Drag-Along Sale.
The Tag-Along Sale and Drag-Along Sale provisions above do not apply to the Retained P Units.
Generally in the event of a Change of Control (as defined for this purpose in the Partner Agreements), 75% of Mr. Levin's Group P Units shall be entitled to participate on the same terms and to the same extent as other holders of Group P Units and the remaining 25% of his Group P Units shall vest on the second anniversary of the Change of Control, subject to Mr. Levin's continued service in a Comparable Position. The service condition shall be waived and each Group P Unit shall be entitled to participate pro rata with other Oz Operating Group Units to the extent that (i) the applicable performance condition is deemed satisfied based on the price implied by the Change of Control, and (ii) sufficient appreciation has occurred with respect to each Oz Operating Partnership for such Group P Unit to have become economically equivalent to one Group A Unit.
Generally, in the event of a Change of Control, 50% of Mr. Levin's 2017 RSUs shall vest upon the Change of Control, and the remaining 50% of Mr. Levin's unvested 2017 RSUs shall convert into RSUs relating to the same form of consideration paid to the other Class A Shareholders and shall vest on the second anniversary of the Change of Control, subject to his continued service in a Comparable Position (as defined for this purpose in the Partner Agreements).

Severance
Upon Mr. Levin’s withdrawal from the Oz Operating Partnerships during the Term as a result of (x) the termination of Mr. Levin during the Term without Cause or (y) a resignation following (A) a Change of Control in which his role or the Partner Agreements are not continued or (B) a Change in Position, Mr. Levin shall:
i.Receive the Annual Bonus for the portion of the year in which the termination occurs;
ii.Receive vesting of the next two installments of the 2013 RSUs scheduled to vest (as described above);
iii.Receive either (x) a reduction in his non-compete from two years to one year or (y) a $30 million cash payment payable in three installments over a 24-month period (as described above);
iv.Conditionally retain 75% of the Group P Units to the extent provided in the Partner Agreements in the case of a withdrawal without Cause; and
v.Receive continued vesting of any Bonus Equity and DCIs (as described above), including the Bonus Equity and DCIs granted in respect of the Annual Bonus for the year in which the termination occurs.
End of Term
Whether or not the Term is extended beyond December 31, 2019, and provided that Mr. Levin has not withdrawn from the Oz Operating Partnerships as of such date, Mr. Levin shall receive his Annual Bonus for 2019 and continued vesting of any Bonus Equity and DCIs (as described above). In addition, (x) if the General Partners elect not to make a Company Extension Offer, then Mr. Levin shall vest in the next two installments of the 2013 RSUs scheduled to vest (as described above), and (y) if the General Partners elect to make a Company Extension Offer and Mr. Levin elects not to accept such offer, then Mr. Levin is not entitled to vest in the next two installments of the 2013 RSUs. Any non-extension of the Term shall be treated as a withdrawal from the Oz Operating Partnerships effective as of the last day of the Term for all purposes under the Partner Agreements.
The payment of severance and the treatment of the equity awards upon a withdrawal from the Oz Operating Partnerships as described above under “Severance,” “Equity in the Event of Withdrawal” and “End of Term,” in each case, is subject to Mr. Levin’s execution of a general release of claims against the Oz Operating Partnerships.
Relinquishment of Group A Units
The General Partners entered into a Relinquishment Agreement with Daniel S. Och and certain family trusts over which Mr. Och has investment control (the “Och Trusts”) effective as of March 1, 2017 (the “Relinquishment Agreement”). Pursuant to the Relinquishment Agreement, Mr. Och and the Och Trusts agreed to cancel, in the aggregate, 30.0 million of their vested Group A Units. The Company accounted for the transaction as a repurchase of Group A Units for no consideration. A corresponding number of Class B Shares were also canceled.
The Relinquishment Agreement provides that if any of the Group D Units granted to James S. Levin on March 1, 2017 are forfeited, such forfeited units (up to an aggregate amount of 30.0 million) shall be reallocated to Mr. Och and the Och Trusts pursuant to the terms of the limited partnership agreements of the Oz Operating Partnerships; however, in February 2018, Mr. Och announced that he is disclaiming his right to receive any forfeited units and instead the Group D Units forfeited by Mr. Levin as described above have been canceled and it is expected that Mr. Och will direct the General Partners to issue up to a corresponding number of new Group Units or RSUs in the future for strategic hires and/or other business initiatives.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors Och-Ziff Capital Management Group LLC
Opinion on Internal Control over Financial Reporting
We have audited Och-Ziff Capital Management Group LLC’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Och-Ziff Capital Management Group LLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016 and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
February 23, 2018

PART III
The information required to be disclosed in this Part III will be included in the definitive proxy statement for our 2018 annual meeting of shareholders, which we refer to as the “Proxy Statement,” and is incorporated into this Part III by reference as indicated below.
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
We have adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Our Code of Business Conduct and Ethics is posted in the “Public Investors” section of our website (www.ozm.com). We will provide printed copies of our code free of charge on written request to us at Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. We intend to disclose any amendments to, or waivers from, provisions of our code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing in similar functions, on our website promptly following the date of such amendment or waiver.
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
Dated: February 23, 2018

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Alesia J. Haas
Alesia J. Haas
Chief Financial Officer and Executive Managing Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Shafir	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2018
Robert Shafir

/s/ Alesia J. Haas	Chief Financial Officer and Executive Managing Director (Principal Financial Officer)	February 23, 2018
Alesia J. Haas

/s/ Erez Elisha	Chief Accounting Officer and Managing Director (Principal Accounting Officer)	February 23, 2018
Erez Elisha

/s/ Daniel S. Och	Chairman of the Board of Directors and Executive Managing Director	February 23, 2018
Daniel S. Och

/s/ David Windreich	Executive Managing Director and Director	February 23, 2018
David Windreich

/s/ Allan S. Bufferd	Director	February 23, 2018
Allan S. Bufferd

/s/ J. Barry Griswell	Director	February 23, 2018
J. Barry Griswell

/s/ Jerome P. Kenney	Director	February 23, 2018
Jerome P. Kenney

/s/ Georganne C. Proctor	Director	February 23, 2018
Georganne C. Proctor

Exhibit Index

Exhibit No.	Description

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

4.5
Indenture, dated as of November 20, 2014, among Och-Ziff Finance Co. LLC, the Guarantors party thereto and Wilmington Trust, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on November 20, 2014.

4.6
First Supplemental Indenture, dated as of November 20, 2014, among Och-Ziff Finance Co. LLC, the Guarantors party thereto and Wilmington Trust, National Association, as trustee, incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on November 20, 2014.

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

10.2
Amended and Restated Tax Receivable Agreement by and among inter alia Och-Ziff Capital Management Group LLC, Oz Holding Corp., Oz Holding LLC, OZ Management LP, OZ Advisors LP, and OZ Advisors II LP, dated as of January 12, 2009, incorporated herein by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 12, 2009.

10.3
Amended and Restated Exchange Agreement by and among the Och-Ziff Capital Management Group LLC, Oz Corp., Oz Holding, OZ Management LP, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners and Class B Shareholders, dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 2, 2012.

Exhibit No.	Description

10.4+
Och-Ziff Capital Management Group LLC Amended and Restated 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Registration Statement on Form S-8, filed on November 12, 2008 (File No. 333-155315).

10.5
Certificate of Incorporation of Oz Holding Corporation, dated as of July 12, 2007, incorporated herein by reference to Exhibit 10.8 of Amendment No. 3 to our Registration Statement on Form S-1, filed on October 12, 2007 (File No. 333-144256).

10.6
Bylaws of Oz Holding Corporation, dated as of July 17, 2007, incorporated herein by reference to Exhibit 10.9 of Amendment No. 3 to our Registration Statement on Form S-1, filed on October 12, 2007 (File No. 333-144256).

10.7
Certificate of Formation of Oz Holding LLC, dated as of June 13, 2007, incorporated herein by reference to Exhibit 10.10 of Amendment No. 3 to our Registration Statement on Form S-1, filed on October 12, 2007 (File No. 333-144256).

10.8
Second Amended and Restated Operating Agreement of Oz Holding LLC, dated as of November 11, 2007, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 26, 2008.

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

10.12
Amendment to Amended and Restated Exchange Agreement, dated as of August 1, 2012, by and among Och- Ziff Capital Management Group LLC, Oz Corp., Oz Holding, OZ Management LP, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners and Class B Shareholders, dated as of November 14, 2012, incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2012 filed, on February 28, 2013.

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

10.33+
Partner Agreement between OZ Management LP and Alesia J. Haas, dated as of December 9, 2016, incorporated herein by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

Exhibit No.	Description

10.34+
Partner Agreement between OZ Advisors LP and Alesia J. Haas, dated as of December 9, 2016, incorporated herein by reference to Exhibit 10.34 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

10.35+
Partner Agreement between OZ Advisors II LP and Alesia J. Haas, dated as of December 9, 2016, incorporated herein by reference to Exhibit 10.35 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

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

10.39+	Och-Ziff Deferred Cash Interest Plan, incorporated herein by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017.

10.40+	Partner Agreement between OZ Management LP and James Levin, dated as of February 14, 2017, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.41+	Partner Agreement between OZ Advisors LP and James Levin, dated as of February 14, 2017, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.42+	Partner Agreement between OZ Advisors II LP and James Levin, dated as of February 14, 2017, incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.43+
Amended and Restated Agreement of Limited Partnership of OZ Management LP, dated as of March 1, 2017, incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.44+
Amended and Restated Agreement of Limited Partnership of OZ Advisors LP, dated as of March 1, 2017, incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.45+
Amended and Restated Agreement of Limited Partnership of OZ Advisors II LP, dated as of March 1, 2017, incorporated herein by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.46+
Class P Exchange Agreement by and among the Och-Ziff Capital Management Group LLC, Och-Ziff Corp, Och-Ziff Holding, OZ Management, OZ Advisors, OZ Advisors II, and the Och-Ziff Limited Partners, effective as of March 1, 2017, incorporated herein by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.47+
Relinquishment Agreement among Och-Ziff Holding Corporation, Och-Ziff Holding LLC, Daniel S. Och, the Family Trust created under Article IV of the Daniel S. Och 2014 Descendants’ Trust Agreement, the Family Trust created under Article III of the Jane C. Och 2011 Descendants’ Trust Agreement and the Family Trust created under Article IV of the Och Children’s Trust 2012 Agreement, effective as of March 1, 2017, incorporated herein by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.48+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.49+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.50+
Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of November 10, 2010, incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

Exhibit No.	Description

10.51+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.52+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.53+	Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of June 22, 2011, incorporated herein by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.54+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.55+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.56+
Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of December 13, 2011, incorporated herein by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.57+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of April 15, 2013, incorporated herein by reference to Exhibit 10.18 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.58+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of April 15, 2013, incorporated herein by reference to Exhibit 10.19 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.59+	Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of April 15, 2013, incorporated herein by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.6+	Partner Agreement between OZ Management LP and Wayne Cohen, dated as of February 22, 2017, incorporated herein by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.61+	Partner Agreement between OZ Advisors LP and Wayne Cohen, dated as of February 22, 2017, incorporated herein by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.62+
Partner Agreement between OZ Advisors II LP and Wayne Cohen, dated as of February 22, 2017, incorporated herein by reference to Exhibit 10.23 of our Quarterly Report on Form 10-Q, filed on May 2, 2017.

10.63
Amendment No. 2 to Credit and Guaranty Agreement, dated as of June 13, 2017, among OZ Management LP, as borrower, OZ Advisors LP, OZ Advisors II LP and Och-Ziff Finance Co. LLC, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on August 2, 2017.

10.64+	Amendment to The Och-Ziff Capital Management LLC 2013 Incentive Plan, effective May 9, 2017, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed May 9, 2017.

10.65*+	Employment Agreement between OZ Management LP and Robert Shafir, dated as of January 27, 2018.

10.66*+	Och-Ziff Deferred Cash Interest Plan for Employees

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit No.	Description

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract or compensatory plan or arrangement

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Och-Ziff Capital Management Group LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Och-Ziff Capital Management Group LLC (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error of fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
New York, New York
February 23, 2018

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

	(dollars in thousands)
Assets
Cash and cash equivalents	$469,513	$329,813
Investments (includes assets measured at fair value of $224,722 and $21,341 as of December 31, 2017 and 2016, respectively)	238,974	37,980
Income and fees receivable	354,456	176,638
Due from related parties	28,202	20,494
Deferred income tax assets	375,230	695,441
Other assets, net	116,361	169,984
Assets of consolidated funds:
Investments of consolidated funds, at fair value	43,366	37,661
Other assets of consolidated funds	13,331	17,544
Total Assets	$1,639,433	$1,485,555

Liabilities and Shareholders’ (Deficit) Equity
Liabilities
Compensation payable	$208,639	$206,106
Unearned incentive	143,710	96,079
Due to related parties	281,555	522,101
Debt obligations	569,379	577,128
Other liabilities	75,122	78,915
Liabilities of consolidated funds:
Other liabilities of consolidated funds	11,340	15,197
Total Liabilities	1,289,745	1,495,526

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interests (Note 3)	445,617	284,121

Shareholders’ (Deficit) Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 189,573,210 and 184,843,255 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 339,339,478 and 297,317,019 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Paid-in capital	3,102,074	3,097,431
Accumulated deficit	(3,555,905)	(3,563,452)
Shareholders’ deficit attributable to Class A Shareholders	(453,831)	(466,021)
Shareholders’ equity attributable to noncontrolling interests	357,902	171,929
Total Shareholders’ (Deficit) Equity	(95,929)	(294,092)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ (Deficit) Equity	$1,639,433	$1,485,555
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015

	(dollars in thousands)
Revenues
Management fees	$319,458	$533,156	$643,991
Incentive income	528,000	233,440	187,563
Other revenues	6,777	2,006	2,077
Income of consolidated funds	4,102	1,762	489,350
Total Revenues	858,337	770,364	1,322,981

Expenses
Compensation and benefits	436,549	409,883	430,526
Reorganization expenses	—	—	14,064
Interest expense	23,191	23,776	21,441
General, administrative and other	152,071	646,468	239,991
Expenses of consolidated funds	9,391	350	303,770
Total Expenses	621,202	1,080,477	1,009,792

Other Income (Loss)
Changes in tax receivable agreement liability	222,859	(1,663)	55,852
Net gains on investments in funds and joint ventures	3,465	3,760	68
Net gains (losses) of consolidated funds	8,472	2,915	(69,572)
Total Other Income (Loss)	234,796	5,012	(13,652)

Income (Loss) Before Income Taxes	471,931	(305,101)	299,537
Income taxes	317,559	10,886	132,224
Consolidated and Comprehensive Net Income (Loss)	154,372	(315,987)	167,313
Less: (Income) loss attributable to noncontrolling interests	(131,630)	193,757	(191,177)
Less: (Income) loss attributable to redeemable noncontrolling interests	(1,667)	(2,450)	49,604
Net Income (Loss) Attributable to Och-Ziff Capital Management Group LLC—GAAP	21,075	(124,680)	25,740
Less: Change in redemption value of Preferred Units	(2,853)	(6,082)	—
Net Income (Loss) Attributable to Class A Shareholders	$18,222	$(130,762)	$25,740

Earnings (Loss) per Class A Share
Income (Loss) per Class A Share - basic	$0.10	$(0.72)	$0.14
Income (Loss) per Class A Share - diluted	$0.10	$(0.73)	$0.14
Weighted-average Class A Shares outstanding - basic	186,423,793	182,670,173	177,935,977
Weighted-average Class A Shares outstanding - diluted	187,181,760	479,987,268	180,893,947

Dividends Paid per Class A Share	$0.07	$—	$0.87

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained (Deficit) Earnings	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2014	175,946,555	301,884,116	$3,004,881	$(31,336)	$(3,264,304)	$(290,759)	$1,982,836	$1,692,077
Capital contributions	—	—	—	—	—	—	261,417	261,417
Capital distributions	—	—	—	—	—	—	(822,570)	(822,570)
Cash dividends declared on Class A Shares	—	—	—	—	(153,452)	(153,452)	—	(153,452)
Dividend equivalents on Class A restricted share units	—	—	4,806	—	(4,806)	—	—	—
Equity-based compensation, net of taxes	5,079,900	(10,110)	31,614	—	—	31,614	56,815	88,429
Group A Unit repurchase (Note 3)	—	(4,556,606)	(6,315)	—	—	(6,315)	(14,161)	(20,476)
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	455	—	—	455	(455)	—
Initial consolidation of CLOs	—	—	—	(35,838)	—	(35,838)	—	(35,838)
Allocation of income of consolidated CLOs	—	—	—	7,511	—	7,511	(7,511)	—
Impact of amortization of Reorganization charges on capital	—	—	5,214	—	—	5,214	8,850	14,064
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	25,740	25,740	191,177	216,917
As of December 31, 2015	181,026,455	297,317,400	$3,040,655	$(59,663)	$(3,396,822)	$(415,830)	$1,656,398	$1,240,568

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (continued)

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Appropriated Retained Deficit	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2015	181,026,455	297,317,400	$3,040,655	$(59,663)	$(3,396,822)	$(415,830)	$1,656,398	$1,240,568
Deconsolidation of funds on adoption of ASU 2015-02	—	—	—	59,663	(42,626)	17,037	(1,321,128)	(1,304,091)
Capital contributions	—	—	—	—	—	—	3,015	3,015
Capital distributions	—	—	—	—	—	—	(477)	(477)
Dividend equivalents on Class A restricted share units	—	—	(676)	—	676	—	—	—
Equity-based compensation, net of taxes	3,816,800	(381)	20,848	—	—	20,848	41,292	62,140
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	(2,137)	—	—	(2,137)	2,137	—
Waiver of payments under tax receivable agreement (Note 15)	—	—	44,823	—	—	44,823	(5,590)	39,233
Change in redemption value of Preferred Units	—	—	(6,082)	—	—	(6,082)	(9,961)	(16,043)
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	(124,680)	(124,680)	(193,757)	(318,437)
As of December 31, 2016	184,843,255	297,317,019	$3,097,431	$—	$(3,563,452)	$(466,021)	$171,929	$(294,092)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (continued)

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2016	184,843,255	297,317,019	$3,097,431	$(3,563,452)	$(466,021)	$171,929	$(294,092)
Capital contributions	—	—	—	—	—	1,297	1,297
Capital distributions	—	—	—	—	—	(22,526)	(22,526)
Cash dividends declared on Class A Shares	—	—	—	(12,972)	(12,972)	—	(12,972)
Equity-based compensation, net of taxes	4,729,955	172,459	31,411	—	31,411	45,174	76,585
Dividend equivalents on Class A restricted share units	—	—	556	(556)	—	—	—
Relinquishment of Group A Units (Note 3)	—	(30,000,000)	—	—	—	—	—
Class B Shares granted to holders of Group P Units (Note 10)	—	71,850,000	—	—	—	—	—
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	(14,092)	—	(14,092)	14,092	—
Adjustment to 2016 waiver of payments under tax receivable agreement (Note 15)	—	—	10,840	—	10,840	(320)	10,520
Dilution of proceeds from tax receivable agreement waiver (Note 3)	—	—	(21,219)	—	(21,219)	21,219	—
Change in redemption value of Preferred Units	—	—	(2,853)	—	(2,853)	(4,593)	(7,446)
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	21,075	21,075	131,630	152,705
As of December 31, 2017	189,573,210	339,339,478	$3,102,074	$(3,555,905)	$(453,831)	$357,902	$(95,929)

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income (loss)	$154,372	$(315,987)	$167,313
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Reorganization expenses	—	—	14,064
Amortization of equity-based compensation	84,169	75,217	112,639
Depreciation, amortization and net gains and losses on fixed assets	10,334	19,882	11,331
Deferred income taxes	312,764	2,236	115,760
Net gains on investments in funds and joint ventures	(3,465)	(3,760)	(68)
Operating cash flows due to changes in:
Income and fees receivable	(177,819)	(74,077)	346,481
Due from related parties	(7,708)	(10,502)	(3,133)
Other assets, net	(6,388)	(8,376)	23,693
Compensation payable	2,658	29,479	(67,913)
Unearned incentive income	47,631	96,079	—
Due to related parties	(222,563)	1,320	(109,515)
Other liabilities	(3,869)	(88,419)	(8,120)
Consolidated funds related items:
Net gains of consolidated funds	(8,472)	(2,915)	69,572
Purchases of investments	(423,147)	(242,474)	(4,122,079)
Proceeds from sale of investments	184,783	231,591	4,136,801
Other assets of consolidated funds	(307,379)	3,925	(120,301)
Securities sold under agreements to repurchase	—	—	(111,515)
Other liabilities of consolidated funds	80,421	5,319	(12,731)
Net Cash (Used in) Provided by Operating Activities	(283,678)	(281,462)	442,279

Cash Flows from Investing Activities
Purchases of fixed assets	(4,990)	(8,808)	(43,801)
Proceeds from sale of fixed assets (Note 6)	57,599	—	—
Purchases of United States government obligations	(112,400)	(59,909)	—
Maturities of United States government obligations	100,000	78,500	18,473
Investments in funds	(165,519)	(40,920)	(2,826)
Return of investments in funds	6,959	14,696	384
Other, net	—	(17)	—
Net Cash Used in Investing Activities	(118,351)	(16,458)	(27,770)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Year Ended December 31,
	2017	2016	2015

	(dollars in thousands)
Cash Flows from Financing Activities
Issuance and sale of Preferred Units, net of issuance costs	150,054	246,457	—
Contributions from noncontrolling and redeemable noncontrolling interests	3,629	3,019	602,654
Distributions to noncontrolling and redeemable noncontrolling interests	(22,526)	(477)	(824,890)
Group A Unit repurchase	—	—	(22,783)
Dividends on Class A Shares	(12,972)	—	(153,452)
Proceeds from debt obligations	154,490	135,951	3,606
Repayment of debt obligations	(167,516)	(3,667)	(3,089)
Proceeds from debt obligations of consolidated CLO	666,711	—	—
Repayment of debt obligations of consolidated CLO	(222,434)	—	—
Withholding taxes paid on vested RSUs	(7,577)	(7,960)	(15,865)
Other, net	(130)	340	2,777
Net Cash Provided (Used) by Financing Activities	541,729	373,663	(411,042)
Net Change in Cash and Cash Equivalents	139,700	75,743	3,467
Cash and Cash Equivalents, Beginning of Period	329,813	254,070	250,603
Cash and Cash Equivalents, End of Period	$469,513	$329,813	$254,070

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$20,904	$19,514	$19,446
Income taxes	$4,156	$9,504	$19,185
Non-cash transactions:
Assets related to the initial consolidation of CLOs	$100,156	$—	$2,042,463
Liabilities related to the initial consolidation of CLOs	$99,878	$—	$2,078,301
Assets related to the deconsolidation of funds	$653,629	$9,351,057	$—
Liabilities related to the deconsolidation of funds	$629,282	$7,233,850	$—
Increase in paid in capital as a result of waiver of payments under tax receivable agreement (Note 15)	$10,520	$39,233	$—

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

1. OVERVIEW
Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company” or “Oz Management”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai, Beijing, Shanghai and Houston. The Company provides asset management services to its investment funds (the “funds”), which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles. Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”) and other customized solutions for clients.
The Company’s primary sources of revenues are management fees, which are based on the amount of the Company’s assets under management, and incentive income, which is based on the investment performance of its funds. Accordingly, for any given period, the Company’s revenues will be driven by the combination of assets under management and the investment performance of the funds.
The Company currently has two operating segments: the Oz Funds Segment and the Company’s real estate business. The Oz Funds Segment is currently the Company’s only reportable operating segment under U.S. generally accepted accounting principles (“GAAP”) and provides asset management services to the Company’s multi-strategy funds, dedicated credit funds and other alternative investment vehicles. The Company’s real estate business, which provides asset management services to its real estate funds, is included within Other Operations, as it does not meet the threshold of a reportable operating segment.
The Company generates substantially all of its revenues in the United States. The liability of the Company’s Class A Shareholders is limited to the extent of their capital contributions.
The Company conducts its operations through OZ Management LP, OZ Advisors LP and OZ Advisors II LP and their consolidated subsidiaries (collectively, the “Oz Operating Group”). References to the Company’s “executive managing directors” refer to the current limited partners of OZ Management LP, OZ Advisors LP and OZ Advisors II LP other than the Company’s intermediate holding companies, and include the Company’s founder, Daniel S. Och, and, except where the context requires otherwise, include certain limited partners who are no longer active in the business of the Company. References to the Company’s “active executive managing directors” refer to executive managing directors who remain active in the Company’s business. References to the “Ziffs” refer collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons. References to the Company’s “intermediate holding companies” refer, collectively, to Och-Ziff Holding Corporation (“Oz Corp”) and Och-Ziff Holding LLC, each of which are wholly owned subsidiaries of the Registrant.
Company Structure
The Registrant is a holding company that, through its intermediate holding companies, holds equity ownership interests in the Oz Operating Group. The Registrant has issued and outstanding the following share classes:

•
Class A Shares—Class A Shares are publicly traded and entitle the holders thereof to one vote per share on matters submitted to a vote of shareholders. The holders of Class A Shares are entitled to any distributions declared by the Registrant’s Board of Directors (the “Board”).

•
Class B Shares—Class B Shares are held by the Company’s executive managing directors. These shares are not publicly traded but rather entitle the executive managing directors to one vote per share on matters submitted to a vote of shareholders. These shares do not participate in the earnings of the Registrant, as the executive managing directors participate in the related economics of the Oz Operating Group through their direct ownership of Group A Units, Group D Units and the Preferred Units, as discussed below. The Company’s executive managing directors have granted an irrevocable proxy to vote all of their Class B Shares to the Class B Shareholder

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Committee, the sole member of which is currently Mr. Och, as it may determine in its sole discretion. As a result, Mr. Och is currently able to control all matters requiring the approval of the Company’s shareholders. This proxy will terminate on December 31, 2019, subject to extension if either (i) the Company has advised Mr. Och that he may not withdraw any capital from the funds that he may request to withdraw or (ii) Mr. Och is advised by counsel that he is prohibited by law from withdrawing any capital from the funds he has requested to withdraw.
The Company conducts its operations through the Oz Operating Group. The following is a list of the outstanding units of the Oz Operating Group:

•
Group A Units—The Group A Units are equity interests held by the Company’s executive managing directors. Once vested, these units may be exchanged on a one-to-one basis for Class A Shares, subject to minimum ownership requirements and transfer restrictions.

•	Group B Units—The Group B Units are equity interests held by the Company’s intermediate holding companies. These units represent the Company’s economic interest in the Oz Operating Group.

•
Group D Units—The Company also issues Group D Units to executive managing directors. Group D Units receive distributions on a pro rata basis with the Group A Units and the Group B Units. A Group D Unit converts into a Group A Unit to the extent the Company determines that it has become economically equivalent to a Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. As of December 31, 2017, the Group D Units represented a 14.5% non-equity profits interest in the Oz Operating Group. Group D Units are not considered equity for GAAP purposes, and therefore distributions made to holders of these units are recognized within compensation and benefits in the consolidated statements of comprehensive income (loss).

•
Group P Units—On March 1, 2017, the Company issued Group P Units to certain executive managing directors. Group P Units entitle holders to receive distributions of future profits of the Oz Operating Group, and each Group P Unit becomes exchangeable for one Class A Share (or the cash equivalent), in each case upon satisfaction of certain service and market conditions and at such time the Company determines that a Group P Unit has become economically equivalent to a Group A Unit. The terms of the Group P Units may be varied for certain executive managing directors. Group P Unit grants are accounted for as equity-based compensation. See Note 10 for additional information.

•
Preferred Units—The Preferred Units are non-voting preferred equity interests in the Oz Operating Group entities and have an aggregate liquidation preference of $1,000, plus accrued and unpaid distributions. See Note 9 for additional information regarding the terms of the Preferred Units.

The Company issues its executive managing directors a number of Class B Shares of the Registrant equal to the number of Group A Units and Group P Units held. Upon the exchange of a Group A Unit or a Group P Unit for a Class A Share, the corresponding Class B Share is canceled and a Group B Unit is issued to the intermediate holding companies of the Company.
In addition, the Company issues Class A restricted share units (“RSUs”) and, beginning in 2018, performance-based RSUs (“PSUs”) to its employees and executive managing directors as a form of compensation. See Note 10 for additional information regard RSUs and Note 17 for additional information regarding PSUs.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements of the Company. The most critical of these estimates are related to (i) fair value measurements of the assets and liabilities of the funds, which impacts the Company’s management fees and incentive income; (ii) the accounting treatment for variable interest entities; and (iii) the estimate of future taxable income, which impacts the carrying amount of the Company’s deferred income tax assets. While management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent, actual results could differ materially from those estimates.
Reclassifications
The Company has reclassified the changes in tax receivable agreement liability from general, administrative and other expenses to other income (loss) in the consolidated statements of comprehensive income (loss). The Company also reclassified its investments in funds, joint ventures and United States government obligations from other assets, net to investments in the Company’s consolidated balance sheets. In addition, the Company reclassified unearned incentive from other liabilities to a stand-alone line item in the Company’s consolidated balance sheets, which had a corresponding reclassification in the consolidated statements of cash flows. These reclassifications had no impact on the Company’s financial position or results of operations, and prior period amounts have been reclassified to conform to the current year presentation.
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
Consolidation Policies
The Company adopted Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis as of January 1, 2016 using the modified retrospective method of transition, which resulted in a cumulative effect adjustment to opening equity on the date of adoption. The Company did not restate prior-period results. The impact to the Company’s opening retained earnings in 2016 was driven by the cumulative effect of a change in incentive income recognition for the funds no longer consolidated, net of deferred income tax effects. Incentive income from funds not consolidated is generally recognized at the end of the applicable commitment period when the amounts are contractually payable and when no longer subject to clawback. Prior to deconsolidation, incentive income from these previously consolidated funds was recognized by allocating a portion of the net income of these funds to the Company rather than to the fund investors (noncontrolling interests) based on the contractual terms of the relevant fund agreements. This resulted in incentive income being allocated to the Company that was subject to clawback in the event of future losses in the respective funds. The deconsolidation of the majority of the Company’s previously consolidated funds resulted in a substantial decrease in assets of consolidated funds, liabilities of consolidated funds, redeemable noncontrolling interests, appropriated retained deficit and shareholders’ equity attributable to noncontrolling interests in the Company’s consolidated balance sheet. Additionally, the deconsolidation has caused a significant decrease in the amount of income of consolidated funds, expenses of consolidated funds, and net gains of consolidated funds in the Company’s consolidated statements of comprehensive income (loss).
The Company’s multi-strategy funds, open-end opportunistic credit funds and certain other funds are generally organized using a “master-feeder” structure. Fund investors, including the Company’s executive managing directors, employees and other related parties, to the extent they invest in a given fund, generally invest directly into the feeder funds. These feeder funds are typically limited partnerships or limited companies that hold direct or indirect interests in a master fund. The master fund, together with its subsidiaries, is the primary investment vehicle for its feeder funds. The Company generally collects its

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

management fees and incentive income from the feeder funds or subsidiaries of the feeder funds (“intermediate funds”), and generally does not collect any management fees or incentive income directly from the master funds.
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
Finally, CLOs are collateralized financing vehicles that issue notes to investors and use those proceeds to acquire various types of credit-related investments that serve as collateral for the notes. Senior notes issued by these vehicles make periodic payments based on a stated interest rate, while the most subordinated notes have no stated interest rate but receive periodic payments from excess cash flows remaining after periodic payments have been made to the other notes and for fees and expenses due.
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
Where the Company holds a variable interest in an entity, it is required to determine whether it should consolidate the entity. Under ASU 2015-02, beginning in 2016, fee arrangements are no longer considered variable interests when they are commensurate with the level of effort required to provide services and include only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length, and where the Company does not hold other interests in the entity that would absorb more than an insignificant amount of the variability of the entity.
Where the Company does not have a variable interest in the entity, it will not consolidate the entity. Where the Company has a variable interest, it is required to determine whether the entity will be considered as a VIE or VOE, the classification of which will determine the analysis that the Company is required to perform when determining whether it should consolidate the entity.
Funds that are VIEs
Funds that are VIEs are generally VIEs because fund investors are deemed to lack the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
The types of funds that are VIEs and not consolidated are generally (i) master funds and intermediate fund vehicles for the Company’s multi-strategy funds, as well as opportunistic credit, real estate and certain other fund vehicles, as third party investors in these entities have not been granted substantive removal rights; and (ii) CLOs, as they lack sufficient equity at risk to finance their expected activities without additional subordinated financial support from other parties. The Company does not consolidate VIEs where it does not have a controlling financial interest.
The types of funds that are VIEs consolidated by the Company are certain new funds that the Company has seeded and generally expects to deconsolidate when the fund has a certain level of additional third party capital.
For the purposes of determining whether it is the primary beneficiary of a fund that is a VIE, the Company considers its indirect economic interests in a VIE held through related parties that are under common control on a proportionate basis, consistent with the way it would evaluate its indirect economic interests held through related parties that are not under common control.
Funds that are VOEs
Funds that are corporations, or similarly structured entities that are not VIEs, would be consolidated by the Company where the Company has an equity investment of greater than 50% and has control over significant operating, financial and investing decisions of the entity. The Company will generally not consolidate partnerships, or similarly structured entities that are not VIEs, where a single investor or simple majority of third party investors with equity have the ability to exercise substantive kick-out or participating rights over the entity.
The types of funds that are VOEs and not consolidated by the Company are generally feeder funds of the Company’s multi-strategy funds, as third party fund investors in these entities have been granted substantive removal rights.
The Company does not currently consolidate any funds that are VOEs.
Allocations of Oz Operating Group Earnings and Capital
The Company consolidates the Oz Operating Group. Earnings of the Oz Operating Group are allocated on a pro rata basis between the Group A Units, which interests are reflected within net income (loss) attributable to noncontrolling interests, and Group B Units, which interests are reflected within net income (loss) attributable to Och-Ziff Capital Management Group LLC, in the consolidated statements of comprehensive income (loss).
Paid-in capital of the Oz Operating Group is also allocated pro rata between the Group A Units, which interests are reflected within noncontrolling interests, and Group B Units, which interests are reflected within the Company’s paid-in capital, in the consolidated balance sheets.
As of December 31, 2017, Group P Units are not participating in the earnings of the Oz Operating Group, as certain service and performance conditions, as described in Note 10, have not been met as of the reporting period end.
See Note 3 for additional information regarding the Company’s interest in the Oz Operating Group.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Noncontrolling Interests and Appropriated Retained Earnings (Deficit)
The Group A Units represent interests in the Oz Operating Group not held by the Company, and amounts attributable to these units are presented as noncontrolling interests in the consolidated balance sheets. Prior to the adoption of ASU 2015-02, the Company consolidated certain funds in which it held a controlling financial interest and in which fund investors were not able to redeem their interests until the funds liquidated or is otherwise wound-up. Ownership interests in these consolidated funds that are not held by the Company were also presented as noncontrolling interests in the consolidated balance sheets. Profits and losses attributable to these interests are reflected within net income (loss) attributable to noncontrolling interests in the consolidated statements of comprehensive income (loss).
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
Preferred Units
The Company reports Preferred Units as redeemable noncontrolling interests, outside of permanent equity on the Company’s consolidated balance sheet, as the redemption of the Preferred Units may be effected in a manner not solely in control of the Company. The Company recorded the proceeds from the issuance and sale net of transactions costs. As the redemption of the Preferred Units is outside of the control of the Company, the carrying value of the Preferred Units is their current full redemption value. The change in redemption value was treated as a reduction of the common equity holders’ interests in the Oz Operating Group. The pro rata share of the change in redemption value that was allocable to the Registrant was treated as a reduction of net income (loss) attributable to Class A Shareholder when calculating earnings (loss) per Class A Share. See Note 9 for additional information on the Preferred Units.
Revenue Recognition Policies
The Company has two principal sources of revenues: management fees and incentive income. These revenues are derived from the Company’s agreements with the funds. The agreements are generally automatically renewed on an annual basis unless the agreements are terminated by the general partner or directors of the respective funds. Certain investments held by employees, executive managing directors and other related parties in the funds are not subject to management fees or incentive income charges. See Note 14 for additional information regarding these waived fees.
Management Fees
Management fees for the Company’s multi-strategy funds typically range from 0.97% to 2.50% annually of assets under management based on the net asset value of these funds. For the Company’s opportunistic credit funds, management fees typically range from 0.75% to 1.75% based on the net asset value of these funds. Management fees for the Company’s CLOs

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

within Institutional Credit Strategies are generally range from 0.43% to 0.50% based on the par value of the collateral and cash held in the CLOs. Management fees for the Company’s real estate funds typically range from 0.75% to 1.50% annually based on the amount of capital committed or invested during the investment period, and on the amount of invested capital after the investment period.
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
Incentive Income
The Company earns incentive income based on the cumulative performance of the funds over a commitment period. Incentive income is typically equal to 20% of the realized and unrealized profits, net of management fees, attributable to each fund investor in the Company’s multi-strategy funds, open-end opportunistic credit funds and certain other funds, but it excludes unrealized gains and losses attributable to investments that the Company, as investment manager, believes lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance (“Special Investments”). For the Company’s closed-end opportunistic credit funds, real estate funds and certain other funds, incentive income is typically equal to 20% of the realized profits, net of management fees, attributable to each fund investor. For CLOs, incentive income is typically 20% of the excess cash flows available to the holders of the subordinated notes. The Company’s ability to earn incentive income from some of its funds may be impacted by hurdle rates as further discussed below.
Incentive income is generally recognized at the end of the applicable commitment period when the amounts are contractually payable, or “crystallized,” and when no longer subject to clawback. Additionally, all of the Company’s multi-strategy funds and open-end opportunistic credit funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning the Company will not be able to earn incentive income with respect to positive investment performance it generates for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. The Company earns incentive income on any net profits in excess of the high-water mark.
The commitment period for most of the Company’s multi-strategy assets under management is for a period of one year on a calendar-year basis, and therefore it generally crystallizes incentive income annually on December 31. The Company may also recognize incentive income related to fund investor redemptions at other times during the year, as well as on assets under management subject to commitment periods that are longer than one year. The Company may also recognize incentive income for tax distributions related to these assets. Tax distributions are amounts distributed to the Company to cover tax liabilities related to incentive income that has been accrued at the fund level but will not be recognized by the Company until the end of the relevant commitment period (if at all). These tax distributions are not subject to clawback once distributed to the Company.
Approximately $17.4 billion, or 54%, of the Company’s assets under management as of December 31, 2017 were subject to initial commitment periods of three years or longer. These assets under management include assets subject to three-year commitment periods in the Oz Master Fund and other multi-strategy funds, as well as assets in the Company’s opportunistic credit funds, CLOs, real estate funds and certain other funds. Incentive income related to these assets is based on the cumulative investment performance over a specified commitment period (in the case of CLOs, based on the excess cash flows available to the holders of the subordinated notes), and is not earned until it is no longer subject to repayment to the respective fund. The Company’s ability to earn incentive income on these longer-term assets is also subject to hurdle rates whereby the Company does not earn any incentive income until the investment returns exceed an agreed upon benchmark. For a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, the Company may receive a preferential “catch-up” allocation, resulting in a potential recognition to the Company of a full 20% of the net profits attributable to investors in these assets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Other Revenues
Other revenues consist primarily of interest income on investments in CLOs and cash and cash equivalents. Interest income is recognized on an effective yield basis. Additionally, prior to the sale of the Company’s aircraft in the first half of 2017, revenue related to non-business use of the corporate aircraft by certain executive managing directors was also included within other revenues. Revenues earned from non-business use of the corporate aircraft were recognized on an accrual basis based on actual flight hours. See Note 14 for additional information regarding non-business use of the corporate aircraft.
Compensation and Benefits
Compensation and benefits is comprised of salaries, benefits, payroll taxes, and discretionary and guaranteed cash bonus expense. The Company generally recognizes compensation and benefits expenses over the related service period.
Bonus Compensation
On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses generally comprising a significant portion of total compensation and benefits. The Company accrues minimum annual discretionary cash bonus on a straight-line basis during the year. Prior to 2017, annual discretionary bonuses were generally determined and expensed in the fourth quarter of each year. The total amount of discretionary cash bonuses ultimately recognized for the full year, which is determined in the fourth quarter of each year, could differ materially from the minimum amount accrued, as the total discretionary cash bonus is dependent upon a variety of factors, including fund performance for the year.
Equity-Based Compensation
Compensation expense related to equity-classified share-based payments related to RSUs and Group A Units, is based on the grant-date fair value and recognized on a straight-line basis over the requisite service period for awards with both cliff vesting and graded vesting. The Company accounts for forfeitures on share-based compensation arrangements as they occur. Additionally, the Company recognizes all income tax effects of awards within consolidated and comprehensive net income when the awards vest or are settled. For liability-classified share-based payments, the Company recognizes compensation expense over the requisite service period adjusted to the fair value as of the end of the reporting period.
Compensation expense related to equity-classified share-based payments related to Group P Units, which include both a service and a market condition, is based on the estimated fair value of the awards at the date of grant, using graded vesting, which separately considers each requisite service period for each tranche.
See Note 10 for additional information on the Company’s equity-based compensation plans.
Group D Units
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
A Group D Unit converts into a Group A Unit to the extent the Company determines that it has become economically equivalent to a Group A Unit. Upon the conversion of Group D Units into Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Profit Sharing Arrangements
The Company also has profit-sharing arrangements whereby certain employees and executive managing directors are entitled to a share of incentive income distributed by certain funds. This incentive income is typically paid to the Company and a portion paid to the participant as investments held by these funds are realized. The Company defers the recognition of any portion of this incentive income to the extent it is subject to clawback (see “—Incentive Income” above). To the extent that the payments to the employees and executive managing directors are probable and reasonably estimable, the Company accrues these payments as compensation expense for GAAP purposes, which may occur prior to the recognition of the related incentive income.
Deferred Cash Interests (DCIs)
DCIs are granted to certain employees and executive managing directors as a form of compensation. DCIs reflect notional fund investments made by the Company on behalf of an employee or executive managing director. DCIs generally vest over a three year period, subject to an employee’s or executive managing director’s continued service. Upon vesting, the Company pays the employee or executive managing director an amount in cash equal to the notional investment represented by the DCIs, as adjusted for notional fund performance. Except as otherwise provided in the relevant deferred cash interest plan or in an award agreement, in the event of a termination of the employee’s or executive managing director’s service, any portion of the DCIs that are unvested as of the date of termination will be forfeited. The Company recognizes the total notional investment, as adjusted for notional fund performance, over the related service period.
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
The realization of deferred income tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the enacted tax law in the applicable tax jurisdiction. A valuation allowance is established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether a valuation allowance should be established, as well as the amount of such allowance.
On December 22, 2017, the Tax Cuts and Jobs Act (“the TCJA”) was signed into law. The TCJA includes a broad range of tax reforms including a reduction in the corporate income tax rate to 21% from 35%, effective January 1, 2018. GAAP requires companies to recognize the income tax accounting effects of changes in tax law or rates (including retroactive changes) in the period of enactment.
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
Reorganization Expenses
Prior to the Company’s 2007 initial public offering (“IPO”), the Company completed a reorganization of its business (the “Reorganization”). As part of the Reorganization, Mr. Och’s equity interests, the other executive managing directors’ non-

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

equity interests and the Ziffs’ profit sharing interests were reclassified as Group A Units. The reclassification was accounted for as share-based payments. These units, which were amortized through Reorganization expenses in the consolidated statements of comprehensive income (loss), generally vested over the five-year period beginning on the date of the IPO, with a small number of units vesting through 2015.
Cash and Cash Equivalents
The Company considers highly-rated liquid investments that have an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are recorded at amortized cost plus accrued interest. As of December 31, 2017, the majority of the Company’s cash and cash equivalents were held with one major financial institution, which exposes the Company to a certain degree of credit risk concentration. The Company records cash and cash equivalents of consolidated funds within other assets of consolidated funds in the consolidated balance sheets.
Investments
Investments in CLOs
The Company elected to measure its investments in notes issued by CLOs managed by the Company at fair value through consolidated net income (loss) in order to simplify its accounting for these instruments. Changes in fair value of these investments are included within net gains on investments in funds and joint ventures in the consolidated statements of comprehensive income (loss). The Company accrues interest income on its investments in CLOs using the effective interest method, and includes this income within other revenues in the consolidated statements of comprehensive income (loss).
Investments in Other Funds
The Company’s equity investments into funds are accounted for under the equity method of accounting, and the Company recognizes its share of earnings within net gains on investments in funds and joint ventures in the consolidated statements of comprehensive income (loss).
Investments in United States Government Obligations
The Company invests in United States government obligations to manage excess liquidity. These investments are carried at fair value, as the Company has elected the fair value option in order to include any gains or losses within consolidated net income (loss). These investments are recorded in the consolidated balance sheet within cash and cash equivalents for investments with an original maturity from the date of purchase of three months or less, and within investments for those longer than three months. Changes in fair value of these investments were immaterial for the years ended December 31, 2017, 2016 and 2015.
Transfers of Financial Assets
From time to time, the Company purchases loans in the open market and sells the loans at cost to CLOs it manages. The Company accounts for the transfer of these loans as a sale upon meeting the following requirements: (i) the transferred assets are legally isolated from the Company; (ii) holder of the notes issued by the CLO (other than the Company) must have the right to sell or pledge their notes; and (iii) the Company may not maintain effective control over the transferred loans. The Company continues to recognize acquired loans until the requirements are met. Any loans for which the requirements above have not been met are classified as held for sale and measured at the lower of cost or fair value. See Note 4 for additional information.
Fixed Assets
Fixed assets are recorded at cost less accumulated depreciation and amortization within other assets, net in the consolidated balance sheets. The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be fully recovered. Depreciation and amortization of fixed assets are calculated

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

using the straight-line method over the following depreciable lives: 15.0 years for corporate aircraft (sold in the first half of 2017), the shorter of the related lease term or expected useful life for leasehold improvements and 3.0 years to 7.0 years for all other fixed assets. If a fixed asset is reclassified as held for sale, it is carried at the lower of existing carrying value or its estimated net selling price, and the asset is no longer depreciated.
Goodwill
Goodwill is included within other assets, net in the Company’s consolidated balance sheets and relates to the Company’s 2007 acquisition of an additional 25% interest in its domestic real estate operations from one of its former joint venture partners. The Company tests goodwill for impairment on an annual basis or more frequently if events or circumstances justify conducting an interim test.
Policies of Consolidated Funds
The funds are considered investment companies for GAAP purposes. Pursuant to specialized accounting guidance for investment companies and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the consolidated funds’ are reflected in the consolidated financial statements at their estimated fair values.
Income of Consolidated Funds
Income of consolidated funds consists of interest income, dividend income and other miscellaneous items. Interest income is recorded on an accrual basis. The consolidated funds may place debt obligations, including bank debt and other participation interests, on non-accrual status and, when necessary, reduce current interest income by charging off any interest receivable when collection of all or a portion of such accrued interest has become doubtful. The balance of non-accrual investments as of December 31, 2017 and 2016, and the impact of such investments for the years ended December 31, 2017, 2016 and 2015, were not material. Dividend income is recorded on the ex-dividend date, net of withholding taxes, if applicable. Premiums and discounts are amortized and accreted, respectively, to income of consolidated funds in the consolidated statements of comprehensive income (loss).
Expenses of Consolidated Funds
Expenses of consolidated funds consist of interest expense and other miscellaneous expenses. Interest expense is recorded on an accrual basis.
Investments of Consolidated Funds, at Fair Value
Investments of consolidated funds, at fair value include the consolidated funds’ investments in securities, investment companies and other investments. Securities transactions are recorded on a trade-date basis. Realized gains and losses on sales of investments of the funds are determined on a specific identification basis and are included within net gains (losses) of consolidated funds in the consolidated statements of comprehensive income (loss).
The fair value of investments held by the consolidated funds is based on observable market prices when available. Such values are generally based on the last reported sales price as of the reporting date. In the absence of readily ascertainable market values, the determination of the fair value of investments held by the consolidated funds may require significant judgment or estimation. For information regarding the valuation of these assets, see Note 4.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The requirements of ASU 2016-09 were effective for the Company beginning in the first quarter of 2017. As permitted under the new guidance, the Company has made an accounting policy election to account for forfeitures on share-based compensation arrangements as they

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
None of the other changes to GAAP that went into effect in the year ended December 31, 2017 has had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605-Revenue Recognition and most industry-specific revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt ASU 2014-09 using a modified retrospective application approach in the first quarter of 2018. The Company is in the process of implementing the new revenue guidance and has determined that it will be required to recognize incentive income earlier than as prescribed under the current guidance. Specifically, under the new guidance, the Company will recognize incentive income when such amounts are probable of not significantly reversing, which is a lower recognition threshold than under the previous guidance. The Company expects to recognize a significant amount of incentive income through shareholders equity upon adoption of the standard with the largest impact coming from certain of its closed-end funds. Finally, the ASU introduces new qualitative and quantitative disclosure requirements that require further disaggregation of revenue information. Such disclosures will be presented in the notes to the Company’s consolidated financial statements upon adoption of the standard.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. The Company is not currently a lessor in any significant lease arrangements, but is a lessee in several lease arrangements that would be impacted by the ASU. The Company has determined that most of its operating leases will be reported as lease obligations, along with offsetting right to use assets on its consolidated balance sheet at their present value, and will continue to recognize associated expenses within consolidated net income (loss) in a manner similar to the existing accounting for leases (i.e., on a straight-line basis over the lease term). Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The requirements of ASU 2016-02 are effective for the Company beginning in the first quarter of 2019. See Note 15 for details related to the Company’s existing operating lease obligations.
None of the other changes to GAAP that are not yet effective are expected to have a material effect on the Company’s consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
The following table presents the components of the net income (loss) attributable to noncontrolling interests:

	Year Ended December 31,
	2017	2016	2015

	(dollars in thousands)
Group A Units	$130,730	$(195,087)	$136,449
Consolidated funds	—	262	54,357
Other	900	1,068	371
	$131,630	$(193,757)	$191,177
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	December 31, 2017	December 31, 2016

	(dollars in thousands)
Group A Units	$353,791	$166,521
Consolidated funds	—	—
Other	4,111	5,408
	$357,902	$171,929
The Preferred Units and fund investors’ interests in certain consolidated funds are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests:

	Year Ended December 31,
	2017			2016			2015
	Consolidated Funds	Preferred Units	Total	Consolidated Funds	Preferred Units	Total	Consolidated Funds

	(dollars in thousands)
Beginning balance	$21,621	$262,500	$284,121	$832,284	$—	$832,284	$545,771
Deconsolidation of funds on adoption of ASU 2015-02	—	—	—	(813,116)	—	(813,116)	—
Change in redemption value of Preferred Units	—	7,446	7,446	—	16,043	16,043	—
Preferred Units issuance, net of issuance costs	—	150,054	150,054	—	246,457	246,457	—
Capital contributions	2,329	—	2,329	3	—	3	338,437
Capital distributions	—	—	—	—	—	—	(2,320)
Comprehensive income (loss)	1,667	—	1,667	2,450	—	2,450	(49,604)
Ending Balance	$25,617	$420,000	$445,617	$21,621	$262,500	$284,121	$832,284

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Oz Operating Group Ownership
The Company’s equity interest in the Oz Operating Group increased to 41.5% as of December 31, 2017, from 38.3% as of December 31, 2016, (excluding Group P Units, as they are not yet participating in the economics of the Oz Operating Group). Changes in the Company’s interest in the Oz Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan related to the settlement of RSUs; (iii) the forfeiture of Group A Units and Group P Units by a departing executive managing director; and (iv) the repurchase of Class A Shares and Group A Units. The Company’s interest in the Oz Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs. These increases will be offset upon any conversion by an executive managing director of Group D Units, which are not considered equity for GAAP purposes, into Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director. Additionally, the Company’s economic interest in the Oz Operating Group will decline when Group P Units begin to participate, as described in Note 10.
Relinquishment of Group A Units
Oz Corp and Oz Holding, as the general partners of the Oz Operating Partnerships (collectively, the “General Partners”), entered into a Relinquishment Agreement with Daniel S. Och and certain family trusts over which Mr. Och has investment control (the “Och Trusts”) effective as of March 1, 2017 (the “Relinquishment Agreement”). Pursuant to the Relinquishment Agreement, Mr. Och and the Och Trusts agreed to cancel, in the aggregate, 30.0 million of their vested Group A Units. The Company accounted for the transaction as a repurchase of Group A Units for no consideration. A corresponding number of Class B Shares were also canceled.
The Relinquishment Agreement provides that if any of the Group D Units granted to James S. Levin on March 1, 2017 are forfeited, such forfeited units (up to an aggregate amount of 30.0 million) shall be reallocated to Mr. Och and the Och Trusts pursuant to the terms of the Limited Partnership Agreements; however, in February 2018, Mr. Och announced that he is disclaiming his right to receive any forfeited units and instead the Group D Units forfeited by James S. Levin as described above have been canceled and it is expected that Mr. Och will direct the General Partners to issue up to a corresponding number of new Group Units or RSUs in the future for strategic hires and/or other business initiatives.
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
Group A Unit Repurchase
On October 28, 2015, the Company repurchased approximately 4.6 million vested Group A Units from former executive managing directors at a price per unit of $5.00, for an aggregate of $22.8 million. These units were canceled upon their repurchase, and an equal number of Class B Shares were also canceled. As a result, the Company recorded a decrease to paid-in capital and shareholders’ equity attributable to non-controlling interests. The repurchase resulted in $2.3 million of additional deferred income tax assets derived from goodwill recognized for tax purposes that is expected to be subsequently amortized and result in future taxable deductions and cash savings to the Company. This increase in deferred income tax assets was recorded as an increase to paid-in capital in connection with the repurchase.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	December 31, 2017	December 31, 2016
	(dollars in thousands)
United States government obligations, at fair value(1)	$12,973	$—
CLOs, at fair value	211,749	21,341
Other funds and joint ventures, equity method	14,252	16,639
Total Investments	$238,974	$37,980
_______________
(1) Held by the Oz Operating Group and matures on March 1, 2018.
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
DECEMBER 31, 2017

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2017:

	As of December 31, 2017
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
United States government obligations	$99,704	$—	$—	$99,704

Included within investments:
United States government obligations	$12,973	$—	$—	$12,973
CLOs(1)	$—	$—	$211,749	$211,749

Investments of consolidated funds:
Bank debt	$—	$24,559	$18,807	$43,366
_______________
(1) As of December 31, 2017, investments in CLOs had contractual principal amounts of $189.2 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2016:

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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Gains and losses, excluding those of the consolidated funds are recorded within net gains on investments in funds and joint ventures in the consolidated statements of comprehensive income (loss), and gains and losses of the consolidated funds are recorded within net gains (losses) of consolidated funds. Amounts related to the deconsolidation of the Company’s funds upon the adoption of ASU 2015-02 on January 1, 2016, and deconsolidation of the CLO in the third quarter of 2017 (as further described in Note 5) are included within investment sales. Amounts related to the initial consolidation of the CLO in the second quarter of 2017 are included within investment purchases.
The following table summarizes the changes in the Company’s Level III investments for the year ended December 31, 2017:

	December 31, 2016	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	December 31, 2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$21,341	$—	$—	$185,404	$(647)	$5,651	$211,749

Investments of consolidated funds:
Bank debt	$18,127	$587	$(17,311)	$89,225	$(73,069)	$1,248	$18,807

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table summarizes the changes in the Company’s Level III investments for the year ended December 31, 2016:

	December 31, 2015	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	December 31, 2016

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$—	$—	$—	$21,462	$—	$(121)	$21,341

Investments of consolidated funds:
Bank debt	$1,998,423	$—	$—	$80,317	$(2,061,719)	$1,106	$18,127
Real estate investments	719,957	—	—	—	(719,957)	—	—
Residential mortgage-backed securities	323,571	—	—	—	(323,571)	—	—
Collateralized debt obligations	83,759	—	—	—	(83,759)	—	—
Energy and natural resources limited partnerships	70,604	—	—	—	(70,604)	—	—
Commercial real estate debt	18,295	—	—	—	(18,295)	—	—
Asset-backed securities	23,739	—	—	—	(23,739)	—	—
Commercial mortgage-backed securities	13,803	—	—	—	(13,803)	—	—
Other investments (including derivatives, net)	1,938	—	—	—	(1,938)	—	—
	$3,254,089	$—	$—	$80,317	$(3,317,385)	$1,106	$18,127
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
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date. These gains and losses are included within net gains of consolidated funds in the Company’s consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2017	2016

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$5,651	$(121)

Investments of consolidated funds:
Bank debt	$97	$425

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
As further discussed in Note 5, the Company consolidated a CLO warehouse vehicle beginning in the second quarter of 2017, which was then deconsolidated during the third quarter of 2017. The Company elected to measure the debt obligations of the consolidated CLO at fair value through consolidated net income (loss) in order to mitigate the accounting mismatch between the carrying values of the assets and liabilities of the consolidated CLO. For the period the CLO was consolidated, changes in fair value of these assets and liabilities were included within net gains (losses) of consolidated funds in the consolidated statements of comprehensive income (loss). The Company accrued interest income and interest expense of the consolidated CLO using the effective interest method.
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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations, approximated their fair values as of December 31, 2017. The Senior Notes are categorized as Level II and the CLO Investments Loans (as defined in Note 8) are categorized as Level III within the fair value hierarchy. The fair value of the Senior Notes and the CLO Investments Loans were determined using independent pricing services.
Assets Measured at Fair Value on a Non-Recurring Basis
The Company recognizes loans held for sale at the lower of cost or fair value. The Company had $29.1 million and $8.2 million of loans held for sale as of December 31, 2017 and 2016, respectively. As of December 31, 2017, $26.7 million and $2.4 million of the loans held for sale are categorized as Level II and Level III within the fair value hierarchy, respectively. As of December 31, 2016 loans held for sale are categorized as Level II within the fair value hierarchy. The fair value for the loans was determined using independent pricing services.
As of December 31, 2016, the Company measured its aircraft held for sale at fair value, less cost to sell, or $56.3 million. The fair value of the aircraft was categorized as Level III within the fair value hierarchy. The fair value for the aircraft was determined using recent market sales for comparable aircraft and bids received, and the Company assessed whether recent bids

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

were supportive of transactions seen in recent sales for similar aircraft. The Company sold its aircraft during the year ended December 31, 2017. See Note 6 for additional information on the aircraft sale.
Loans Sold to CLOs Managed by the Company
During the year ended December 31, 2017, the Company sold $71.3 million of loans to CLOs managed by the Company. These loans were previously purchased by the Company in the open market, and were sold for cash at cost to the CLOs. The loans were accounted for as transfers of financial assets and met the criteria for derecognition under GAAP. As of December 31, 2017 and 2016, the outstanding principal amount on the loans that have been sold to the CLOs was $51.7 million and $17.9 million, respectively. As of December 31, 2017, there were no delinquencies or credit losses related to the loans sold.
The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold the loans discussed above. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issues by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. During the years ended December 31, 2017 and 2016, the Company made investments of $45.4 million and $21.5 million, respectively, related to these retained interests. As of December 31, 2017 and 2016, the Company’s investments in these retained interests had a fair value of $70.4 million and $21.3 million, respectively. The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interests and principal, as applicable, on these retained interests. In the year ended December 31, 2017, the Company received $647 thousand of interest payments related to the retained interests. The Company had not received any principal payments in 2017 and no interest or principal payments in 2016 related to the retained interests.
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
In the second quarter of 2017, the Company consolidated one of the CLOs it manages as a result of increasing its investment in the vehicle, which provided the Company with a controlling financial interest in the VIE. In the third quarter of 2017, the CLO emerged from warehouse and the Company’s interest in the CLO was limited to a 5% vertical strip. Due to the reconsideration event, the Company deconsolidated the CLO in the third quarter of 2017. No gains or losses were recognized as a result of the deconsolidation.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The table below presents the assets and liabilities of VIEs consolidated by the Company:

	December 31, 2017	December 31, 2016

	(dollars in thousands)
Assets
Assets of consolidated funds:
Investments of consolidated funds, at fair value	$43,366	$37,661
Other assets of consolidated funds	13,331	17,544
Total Assets	$56,697	$55,205

Liabilities
Liabilities of consolidated funds:
Other liabilities of consolidated funds	11,340	15,197
Total Liabilities	$11,340	$15,197
The assets presented in the table above belong to the investors in those funds, are available for use only by the fund to which they belong, and are not available for use by the Company. The consolidated funds have no recourse to the general credit of the Company with respect to any liability.
The Company’s direct involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services and, in certain cases, insignificant direct investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses. The Company has commitments to certain funds that are VIEs as discussed in Note 15. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated.
The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$8,300,163	$4,069,617

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned revenues	144,124	96,409
Income and fees receivable	24,953	13,074
Investments in funds	222,192	35,868
Maximum Exposure to Loss	$391,269	$145,351

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

6. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	December 31, 2017	December 31, 2016

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$53,419	$54,414
Computer hardware and software	44,190	40,093
Furniture, fixtures and equipment	8,571	8,919
Corporate aircraft held for sale	—	56,251
Accumulated depreciation and amortization	(58,671)	(49,890)
Fixed assets, net	47,509	109,787
Loans held for sale	29,110	8,204
Goodwill	22,691	22,691
Prepaid expenses	12,862	12,753
Other	4,189	16,549
Total Other Assets, Net	$116,361	$169,984
In 2017, the Company sold its corporate aircraft for $57.6 million. As a result, the Company recognized a net gain on sale of $1.3 million in the period. The gain is included within other revenues in the consolidated statements of comprehensive income (loss).
7. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	December 31, 2017	December 31, 2016

	(dollars in thousands)
Loan trades payable	$29,110	$10,391
Accrued expenses	21,955	30,728
Deferred rent credit	8,283	15,046
Interest payable	2,970	2,654
Other	12,804	20,096
Total Other Liabilities	$75,122	$78,915

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

8. DEBT OBLIGATIONS
As of December 31, 2017, the Company’s outstanding indebtedness was primarily comprised of senior notes (the “Senior Notes”) and secured loans to finance the purchase of the Company’s investments in CLOs (“CLO Investments Loans”).
The table below presents scheduled principal payments on the Company’s debt obligations for each of the next five years.

Scheduled Payments

(dollars in thousands)
2018	$—
2019	$400,000
2020	$—
2021	$—
2022	$—
Senior Notes
On November 20, 2014, the Company issued $400.0 million of Senior Notes due November 20, 2019, unless earlier redeemed or repurchased. The Senior Notes were issued at a price of 99.417% of the aggregate principal amount and bear interest at a rate per annum of 4.50% payable semiannually in arrears. The Senior Notes are unsecured and unsubordinated obligations issued by a subsidiary of the Company, Och-Ziff Finance Co. LLC (“Oz Finance”), and are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by OZ Management LP, OZ Advisors LP and OZ Advisors II LP (collectively, the “Senior Notes Guarantors”).
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
The Senior Notes do not have any financial maintenance covenants. However, the Senior Notes include certain covenants, including limitations on Oz Finance’s and, as applicable, the Senior Notes Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease all or substantially all assets. The Senior Notes also provide for customary events of default, bankruptcy, insolvency or reorganization that may cause the Senior Notes to become immediately due and payable, plus any accrued and unpaid interest.
Revolving Credit Facility
On November 20, 2014, the Company entered into a $150.0 million, 5-years unsecured Revolving Credit Facility, which was subsequently amended on December 29, 2015 and on June 13, 2017, the proceeds of which may be used for working capital, general corporate purposes or other liquidity needs. The facility matures on November 20, 2019. The borrower under the Revolving Credit Facility is OZ Management LP and the facility is guaranteed by OZ Advisors LP, OZ Advisors II LP and Oz Finance. The Company is able to increase the maximum amount of credit available under the facility to $225.0 million if certain conditions are satisfied. In March 2017, the Company repaid its outstanding obligation under the Revolving Credit Facility in full, and as a result has $150.0 million available under the facility as of December 31, 2017.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The Company is subject to a fee of 0.10% to 0.25% per annum on undrawn commitments during the term of the Revolving Credit Facility. Outstanding borrowings will bear interest at a rate per annum of LIBOR plus 1.00% to 2.00%, or a base rate plus 0% to 1.00%. The commitment fees and the spreads over LIBOR or the base rate are based on OZ Management LP’s credit rating throughout the term of the facility. As of December 31, 2017, the current rates for borrowings would be LIBOR plus 2.00%, and the undrawn commitment fee was 0.25%.
The Revolving Credit Facility includes two financial maintenance covenants. The first covenant prohibits total fee-paying assets under management as of the last day of any fiscal quarter to be less than $22.0 billion for two successive quarters. The second covenant prohibits the economic income leverage ratio (as defined in the Revolving Credit Facility) from exceeding: (i) 4.00 to 1.00 for each fiscal quarter ending on or prior to December 31, 2017; (ii) 3.50 to 1.00 for each fiscal quarter ending on or after March 31, 2018 but on or prior to December 31, 2018; and (iii) 3.00 to 1.00 for each fiscal quarter ending on or after March 31, 2019. As of December 31, 2017, the Company was in compliance with the financial maintenance covenants.
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
Aircraft Loan
In February 2014, the Company entered into the Aircraft Loan to finance installment payments towards the purchase of a corporate aircraft. In March 2017, the Company sold the aircraft and repaid the outstanding principal balance in the amount of$46.4 million.
CLO Investments Loans
The Company enters into loans to finance portions of its investments in CLOs (collectively “the CLO Investments Loans”). These loans are collateralized by the investments in CLOs held by the Company. In general, the Company will make interest and principal payments on the loans at such time interest payments are received on its investments in the CLOs, and will

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

make principal payments on the loans to the extent principal payments are received on its investments in the CLOs, with any remaining balance due upon maturity.
The loans are subject to customary events of default and covenants and include terms that require the Company’s continued involvement with the CLOs. The CLO Investment Loans do not have any financial maintenance covenants.
The table below presents information related to CLO Investments Loans as of December 31, 2017 and 2016. Carrying values presented below are net of discounts, if any, and unamortized deferred financing costs. The maturity date for each CLO Investments Loan is the earlier of the final maturity date presented in the table below or the date at which the Company no longer holds a risk retention investment in the respective CLO.

Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			December 2017	December 2016

			(dollars in thousands)
November 28, 2016	EURIBOR plus 2.23%	December 15, 2023	$18,041	$15,801
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	17,217	—
July 21, 2017	LIBOR plus 1.43%	January 22, 2029	21,709	—
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,686	—
August 17, 2017	LIBOR plus 1.43%	April 30, 2030	22,922	—
September 14, 2017	LIBOR plus 1.41%	April 22, 2030	25,468	—
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	19,561	—
November 21, 2017	LIBOR plus 1.34%	May 15, 2030	26,202	—
			$172,806	$15,801
9. PREFERRED UNITS
Pursuant to a securities purchase agreement, dated September 29, 2016 (the “Purchase Agreement”), certain of the Company’s executive managing directors, including Daniel S. Och (the “EMD Purchasers”), agreed to purchase up to a total of 400,000 Preferred Units for an aggregate amount of up to $400.0 million. On October 5, 2016, the Company completed a $250.0 million issuance and sale of 250,000 Preferred Units. On January 23, 2017, the Company completed an additional $150.0 million issuance and sale of 150,000 Preferred Units. As of December 31, 2017, 400,000 Preferred Units remained issued and outstanding.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
10. EQUITY-BASED COMPENSATION EXPENSES
The Company grants equity-based compensation in the form of RSUs, Group A Units, Group P Units and Class A Shares to its executive managing directors, employees and the independent members of the Board under the terms of the 2007 Equity Incentive Plan and the 2013 Incentive Plan.
The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2017	2016	2015

	(dollars in thousands)
Expense recorded within compensation and benefits	$84,169	$75,217	$112,639
Corresponding tax benefit	$4,720	$3,116	$9,032
Restricted Share Units (RSUs)
An RSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board, upon completion of the requisite service period. All of the RSUs granted to date accrue dividend equivalents equal to the dividend amounts paid on the Company’s Class A Shares. To date, these dividend equivalents have been awarded in the form of additional RSUs that also accrue additional dividend equivalents. As a result, dividend equivalents declared on equity-classified RSUs are recorded similar to a stock dividend, resulting in (i) increases in the Company’s accumulated deficit and the accumulated deficit component of noncontrolling interests on the same pro rata basis as earnings of the Oz Operating Group are allocated and (ii) increases in the Company’s paid-in capital and the paid-in capital component of noncontrolling interests on the same pro rata basis. No compensation expense is recognized related to these dividend equivalents. Delivery of dividend equivalents on outstanding RSUs is contingent upon the vesting of the underlying RSUs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table presents information related to the settlement of RSUs:

	Year Ended December 31,
	2017	2016	2015

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$13,016	$12,675	$42,118
Fair value of RSUs settled in cash	$130	$—	$6,074
Fair value of RSUs withheld to satisfy tax withholding obligations	$7,577	$7,960	$15,865
Number of RSUs withheld to satisfy tax withholding obligations	2,802,689	2,228,562	2,064,106
The following table presents activity related to the Company’s unvested RSUs for the year ended December 31, 2017:

	Equity-Classified Awards
	Unvested RSUs	Weighted-Average Grant-Date Fair Value
Beginning of Year	11,367,733	$7.05
Granted	14,585,657	$3.16
Vested	(7,975,255)	$5.29
Canceled or forfeited	(3,447,533)	$4.68
End of Year	14,530,602	$4.67
The weighted-average grant-date fair value of equity-classified RSUs granted was $3.16, $4.36 and $10.33 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, total unrecognized compensation expense related to equity-classified RSUs was approximately $49.1 million with a weighted-average amortization period of 2.1 years.
Group A Units
The Company recognizes compensation expense for Group A Units equal to the market value of the Company’s Class A Shares at the date of grant, less a 5% discount for transfer restrictions that remain in place after vesting.
The following table presents the activity related to unvested Group A Units granted to executive managing directors that are being amortized through compensation and benefits for the year ended December 31, 2017:

	Unvested Group A Units	Weighted-Average Grant-Date Fair Value
Beginning of Year	9,899,244	$9.86
Granted	172,459	$2.19
Vested	(1,661,040)	$9.53
End of Year	8,410,663	$9.77
The weighted-average grant-date fair value of Group A Units granted subsequent to the IPO was $2.19, $4.12 and $11.69 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, total unrecognized compensation expense related to these units totaled $67.7 million with a weighted-average amortization period of 4.6 years.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Group P Units
In March 2017, the Company granted 71.9 million Group P Units (“Incentive Award”), at the average fair value of $1.25 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 35.7%, dividend rate of 10.0%, and risk-free discount rate of 2.2%. The Company used historical volatility in its estimate of the expected volatility. The requisite service period for these Incentive Awards was estimated to be 3.7 years at the time of the grant. As of December 31, 2017, total unrecognized compensation expense related to these units totaled $68.7 million with a weighted-average amortization period of 2.7 years. There were no additional grants, vests, forfeits or expirations of Group P Units as of December 31, 2017.
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
Limited Partnership Agreements Amendments
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
11. INCOME TAXES
The TCJA includes a broad range of tax reforms including a reduction in the corporate income tax rate to 21% from 35% effective January 1, 2018. GAAP requires companies to recognize the income tax accounting effects of changes in tax law or rates (including retroactive changes) in the period of enactment. The Company recognized the tax effects of the TCJA during the three months ended December 31, 2017, and recorded $280.8 million in deferred tax expense related solely to the impact of the TCJA. This increase in tax expense is comprised of $190.4 million of deferred tax expense due to the remeasurement of deferred tax assets at the 21% tax rate, and $90.4 million of additional tax expense related to the change in the tax receivable agreement liability as a result of the reduction in the corporate tax rate.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

As a result of the complexities involved in accounting for the full effect of the TCJA, the SEC permits companies to record provisional amounts in the current year. The Company considers all amounts recorded as a result of the TCJA to be provisional and subject to revision. The Company’s provisional amounts, including the remeasurement of the Company’s deferred income tax assets and related tax receivable agreement liability, are based on reasonable and supportable assumptions as of December 31, 2017. Any such revisions will be treated in accordance with the measurement period guidance allowing for a period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts.
The Registrant and each of the Oz Operating Group entities are partnerships for U.S. federal income tax purposes. Due to the Company’s legal structure, only a portion of the income earned by the Company is subject to corporate-level income taxes in the United States and in foreign jurisdictions.
The following table presents the components of the Company’s provision for income taxes:

	Year Ended December 31,
	2017	2016	2015

	(dollars in thousands)
Current:
Federal income taxes	$103	$19	$(151)
State and local income taxes	2,172	4,885	13,241
Foreign income taxes	2,520	3,746	3,374
	4,795	8,650	16,464
Deferred:
Federal income taxes	322,162	7,760	40,510
State and local income taxes	(9,828)	(6,131)	73,898
Foreign income taxes	430	607	1,352
	312,764	2,236	115,760
Total Provision for Income Taxes	$317,559	$10,886	$132,224
The foreign income tax provision was calculated on $21.3 million, $(3.6) million and $11.6 million of pre-tax income (loss) generated in foreign jurisdictions for the years ended December 31, 2017, 2016 and 2015, respectively.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Deferred income tax assets and liabilities represent the tax effects of the temporary differences between the GAAP bases and tax bases of the Company’s assets and liabilities.
The following table presents the Company’s deferred income tax assets and liabilities before the impact of offsetting deferred income tax assets and liabilities within the same legal entity and tax jurisdiction:

	December 31, 2017	December 31, 2016

	(dollars in thousands)
Deferred Income Tax Assets:
Tax goodwill	$272,636	$583,707
Net operating loss	76,100	86,935
Tax credit carryforwards	16,102	20,931
Investments in partnerships	20,440	11,173
Employee compensation	626	780
Other	2,145	227
	388,049	703,753
Valuation allowance	(12,028)	(7,955)
Total Deferred Income Tax Assets	$376,021	$695,798

Total Deferred Income Tax Liabilities	$1,167	$655
The majority of the Company’s deferred income tax assets relate to tax goodwill in the United States that arose in connection with the Company’s IPO and concurrent private Class A Share offering in 2007 (collectively, the “2007 Offerings”), as well as subsequent exchanges of Group A Units for Class A Shares. These deferred income tax assets are derived from goodwill recognized for tax purposes that are subsequently amortized and result in future taxable deductions and cash savings to the Company. The Company entered into a tax receivable agreement to pay a portion of these tax savings to the Company’s executive managing directors and the Ziffs. The tax goodwill amounts presented above include the increases that these tax receivable agreement payments will have on future tax goodwill. See Note 15 for additional information regarding the tax receivable agreement.
As of December 31, 2017, the Company had federal income tax credit carryforwards of approximately $16.1 million, the majority of which will begin to expire in 2018. As of December 31, 2017, the Company had $269.0 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2037, and $146.0 million for state and $142.4 million for local income tax purposes that will expire between 2035 and 2037.
The Company has determined that it may not realize certain foreign income tax credits within the limited carryforward period available. Accordingly, a valuation allowance for $12.0 million and $8.0 million as of December 31, 2017 and 2016, respectively, has been established for these items.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following is a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Impact of federal tax reform	40.34%	—%	—%
Income passed through to noncontrolling interests	-10.40%	-23.10%	-16.34%
Nondeductible fines and penalties	—%	-12.78%	—%
Income not subject to entity level tax	-4.54%	-3.01%	2.44%
State and local income taxes due to enacted change in tax laws	—%	—%	23.14%
Other state and local income taxes	4.42%	0.56%	4.66%
Changes in tax receivable agreement liability	—%	—%	-6.94%
Foreign income taxes	0.63%	-0.96%	1.24%
Other, net	1.84%	0.72%	0.94%
Effective Income Tax Rate	67.29%	-3.57%	44.14%
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The income tax years under examination vary by jurisdiction. In general, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2014; however, certain subsidiaries are no longer subject to income tax examinations for years prior to 2012 for state and local and 2007 for foreign jurisdictions.
The Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets. The Company did not accrue interest or penalties related to uncertain tax positions. In 2014, the Company recorded a liability for unrecognized tax benefits of $7.0 million. There was no change to the liability through December 31, 2017. As of December 31, 2017, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The amount of the Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.5 million as of December 31, 2017.
There are no unremitted earnings with respect to the foreign subsidiaries of the Company due to the flow through nature of these entities.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

12. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Professional services	$43,343	$74,859	$72,969
Occupancy and equipment	33,358	35,998	34,358
Information processing and communications	28,274	34,485	31,971
Recurring placement and related service fees	20,153	38,424	48,702
Insurance	7,609	15,333	16,719
Business development	6,685	13,440	15,707
Other expenses	12,649	21,828	19,565
	152,071	234,367	239,991
Settlements expense	—	412,101	—
Total General, Administrative and Other	$152,071	$646,468	$239,991
13. EARNINGS (LOSS) PER CLASS A SHARE
Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the years ended December 31, 2017, 2016 and 2015 the Company included 1,103,733, 1,144,614 and 1,016,694 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share.
The Company did not include the Group P Units in the calculations of dilutive earnings (loss) per Class A Share, as the applicable Performance Condition has not yet been met as of December 31, 2017.
The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

Year Ended December 31, 2017	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$18,222	186,423,793	$0.10
Effect of dilutive securities:
Group A Units	—	—		272,301,466
RSUs	—	757,967		—
Diluted	$18,222	187,181,760	$0.10

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Year Ended December 31, 2016	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(130,762)	182,670,173	$(0.72)
Effect of dilutive securities:
Group A Units	(219,109)	297,317,095		—
RSUs	—	—		14,343,302
Diluted	$(349,871)	479,987,268	$(0.73)

Year Ended December 31, 2015	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$25,740	177,935,977	$0.14
Effect of dilutive securities:
Group A Units	—	—		301,064,047
RSUs	—	2,957,970		—
Diluted	$25,740	180,893,947	$0.14
14. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors under the tax receivable agreement, as discussed further in Note 15. The Company made no made no payments under the tax receivable agreement in the years ended December 31, 2017 and 2016, and payment totaling $53.5 million were made in the year ended December 31, 2015.
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
As of December 31, 2017 and 2016, respectively, approximately $2.8 billion and $2.7 billion, of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of December 31, 2017 and 2016, approximately 71% and 51%, respectively, of these affiliated assets under management were not charged management fees and were not subject to an incentive income calculation.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table presents management fees and incentive income charged on investments held by related parties before the impact of eliminations related to the consolidated funds:

	Year Ended December 31,
	2017	2016	2015

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$10,574	$18,243	$20,297
Incentive income	$14,052	$12,266	$3,819
Corporate Aircraft
The Company’s corporate aircraft were sold in the first half of 2017. Until that time, they were used primarily for business purposes. Prior to the sale of the aircraft, from time to time, certain executive managing directors used the aircraft for personal use. For the years ended December 31, 2017, 2016 and 2015 the Company charged $360 thousand, $744 thousand and $1.2 million, respectively, for personal use of the aircraft by certain executive managing directors.
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Oz Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of December 31, 2017, the estimated future payment under the tax receivable agreement was $280.0 million, which is recorded in due to related parties on the consolidated balance sheets.
In 2017, the Company reduced its tax receivable agreement liability due to the decrease in future U.S. Federal corporate income tax rates pursuant to the TCJA. See Note 11.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

In September 2016, the Company amended the tax receivable agreement to provide that no amounts will be due or payable under the agreement with respect to the 2015 and 2016 taxable years. As a result, the Company released $72.6 million of previously accrued tax receivable agreement liability, which reduced its deferred income tax assets by $33.4 million. The net impact of $39.2 million was recognized as an increase to shareholders’ equity in 2016. As a result of finalizing the 2016 tax returns in 2017, the Company released an additional $18.0 million of previously accrued tax receivable agreement liability, which reduced its deferred income tax assets by $7.5 million. The net impact of $10.5 million was recognized as an increase to shareholders’ equity in 2017.
The table below presents the maximum amounts that would be payable under the tax receivable agreement assuming that the Company will have sufficient taxable income each year to fully realize the expected tax savings. In light of the numerous factors affecting the Company’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Potential Payments Under Tax Receivable Agreement
(dollars in thousands)
2018	$43,211
2019	29,254
2020	28,980
2021	29,619
2022	30,871
Thereafter	118,055
Total Payments	$279,990
Lease Obligations
The Company has non-cancelable operating leases for its headquarters in New York expiring in 2029 and various other operating leases for its offices in London, Hong Kong, Mumbai, Beijing, Shanghai, Houston and other locations, expiring on various dates through 2024. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account any rent holiday periods.
The following table presents minimum operating lease payments as of December 31, 2017. Future minimum lease payments for capital leases were not material as of December 31, 2017.

Operating Leases
(dollars in thousands)
2018	$21,241
2019	17,466
2020	20,234
2021	20,045
2022	19,989
Thereafter	116,835
Total Payments	$215,810

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

For the years ended December 31, 2017, 2016 and 2015, the Company recorded rent expense on a straight-line basis of $17.8 million, $22.5 million, and $22.1 million, respectively, within general, administrative and other expenses in the consolidated statements of comprehensive income (loss).
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
In addition, in U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY), certain former shareholders of a Canadian mining company filed a letter with the court stating they plan to seek restitution at the sentencing hearing for Oz Africa Management GP, LLC. The Company believes the threatened claim is without merit and intends to defend it vigorously.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

	Year Ended December 31,
	2017	2016
	(dollars in thousands)
Beginning of Year	$96,079	$—
Deconsolidation of funds on adoption of ASU 2015-02	—	81,972
Incentive income collected but subject to clawback	53,915	22,557
Incentive income recognized	(6,284)	(8,450)
End of Year	$143,710	$96,079
Investment Commitments
From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds, including the Company if it is an investor in the relevant fund.
The Company has unfunded capital commitments of $30.7 million to certain funds it manages. It expects to fund these commitments over the next three years. In addition, certain related parties of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $46.8 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
Other Contingencies
The Company may purchase an asset and make an additional payment in order to resolve a potential commercial dispute. The Company has not accrued any liability in connection with the dispute and estimates that the possible loss may range from zero to $25.0 million.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

•
Equity-based compensation expenses, depreciation and amortization expenses, changes in the tax receivable agreement liability, gains and losses on fixed assets and investments in funds, and reorganization expenses related to the IPO, as management does not consider these items to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

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
Oz Funds Segment Results

	Year Ended December 31,
	2017	2016	2015

	(dollars in thousands)
Oz Funds Segment:
Economic Income Revenues	$805,634	$700,950	$821,905
Economic Income	$332,603	$(217,006)	$340,157

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Reconciliation of Oz Funds Segment Revenues to Consolidated Revenues

	Year Ended December 31,
	2017	2016	2015

	(dollars in thousands)
Total consolidated revenues	$858,337	$770,364	$1,322,981
Adjustment to management fees(1)	(20,151)	(38,424)	(1,804)
Adjustment to incentive income(2)	—	—	17,449
Adjustment to other revenues(3)	(1,097)	—	—
Other Operations revenues	(27,353)	(29,228)	(27,371)
Income of consolidated funds	(4,102)	(1,762)	(489,350)
Economic Income Revenues - Oz Funds Segment	$805,634	$700,950	$821,905
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

(3)	Adjustment to exclude realized gains on sale of fixed assets.
Reconciliation of Oz Funds Segment Economic Income to Net Income (Loss) Attributable to Class A Shareholders

	Year Ended December 31,
	2017	2016	2015

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$18,222	$(130,762)	$25,740
Change in redemption value of Preferred Units	2,853	6,082	—
Net Income (Loss) Attributable to Och-Ziff Capital Management Group LLC—GAAP	$21,075	$(124,680)	$25,740
Net income (loss) attributable to Group A Units	130,730	(195,087)	136,449
Equity-based compensation, net of RSUs settled in cash	84,039	75,217	106,565
Adjustment to recognize deferred cash compensation in the period of grant	(28,893)	(1,851)	—
Income taxes	317,559	10,886	132,224
Adjustment for incentive income allocations from consolidated funds subject to clawback	—	—	(45,077)
Allocations to Group D Units	6,674	—	12,675
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	22,967	6,752	8,612
Reorganization expenses	—	—	14,064
Changes in tax receivable agreement liability	(222,859)	1,663	(55,852)
Depreciation, amortization and net gains and losses on fixed assets	10,334	19,882	11,331
Other adjustments	(3,891)	(4,357)	(1,515)
Other Operations	(5,132)	(5,431)	(5,059)
Economic Income - Oz Funds Segment	$332,603	$(217,006)	$340,157

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

17. SUBSEQUENT EVENTS
Dividend
On February 16, 2018, the Company announced a cash dividend of $0.07 per Class A Share. The dividend is payable on March 5, 2018, to holders of record as of the close of business on February 26, 2018.
Shares and Units Transactions
Subsequent to December 31, 2017 and through the date of this filing, the Company has had various compensation and other related transactions, resulting in the following number of units and shares outstanding:

Number Outstanding
Class A Shares	190,781,536
Group A Units	261,489,478
Group P Units	42,850,000
Group D Units	35,233,213
RSUs	52,934,167
PSUs	10,000,000

See Notes 1, 2 and 10 for additional information regarding the Company’s Class A Shares, Group A Units, Group D Units, Group P Units and RSUs.
Beginning in 2018, the Company began issuing PSUs. The PSUs granted to-date vest subject to continued and uninterrupted service (“PSU Service Condition”) until the third anniversary of the grant date and the meeting of a performance threshold of the total shareholder return on Class A Shares of the Company (“PSU Performance Condition”). The PSU Performance Condition is defined as follows: 20% of PSUs vest if a total shareholder return of 25% is achieved; an additional 40% of PSUs vest if a total shareholder return of 50% is achieved; an additional 20% of PSUs vest if a total shareholder return of 75% is achieved; and the final 20% of PSUs vest if a total shareholder return of 125% is achieved. In each case, the PSU Performance Condition must be met for each threshold by the sixth anniversary of the grant date. If the PSU grant has not satisfied both the PSU Service Condition and the PSU Performance Condition by the sixth anniversary of the grant date, it will be forfeited and canceled immediately.
Investments in CLOs and CLO Investments Loans
Subsequent to December 31, 2017 and through the date of this filing, the Company made additional investments in notes of CLOs it manages of $74.8 million, these investments were in part financed by borrowings of $61.8 million. The loans are subject to customary events of default and covenants, and include terms that require the Company’s continued involvement with the CLOs. The CLO Investments Loans do not have any financial maintenance covenants. See Note 8 for additional information regarding CLO Investments Loans.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY RESULTS—UNAUDITED

The quarterly results presented below were prepared in accordance with GAAP and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results.
The Company generally only recognizes incentive income during the first three quarters of the year as a result of fund investor redemptions during the period or amounts earned on longer-term assets under management. Incentive income for the majority of the Company’s multi-strategy assets under management is recognized during the fourth quarter each year.
Compensation and benefits generally comprise a significant portion of total expenses, with discretionary cash bonuses comprising a large portion of total compensation and benefits expense. These cash bonuses are based on total annual revenues, which are significantly influenced by relative fund performance. Prior to 2017, annual discretionary bonuses were determined and expensed in the fourth quarter each year. Beginning in the first quarter of 2017, the Company made a decision to provide a minimum annual discretionary cash bonus. As a result of this decision, the Company began to accrue the minimum annual discretionary cash bonus on a straight-line basis during the year. The total amount of discretionary cash bonuses ultimately recognized for the full year, which is determined in the fourth quarter of each year, could differ materially from the minimum amount accrued in the first three quarters, as the total discretionary cash bonus is dependent upon a variety of factors, including fund performance for the year.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY RESULTS—UNAUDITED

The following table presents the Company’s unaudited, summarized quarterly results and balance sheet information for the year ended December 31, 2017:

	Year Ended December 31, 2017
	First	Second	Third	Fourth

	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$139,152	$148,946	$131,999	$438,240
Total expenses	122,235	110,456	122,061	266,450
Total other income	956	450	7,922	225,468
Income taxes	12,056	3,244	1,942	300,317
Consolidated Net Income	5,817	35,696	15,918	96,941
Less: Income allocated to noncontrolling interests	(9,778)	(22,142)	(9,760)	(89,950)
Less: Income allocated to redeemable noncontrolling interests	(350)	(456)	(432)	(429)
Net (Loss) Income Allocated to Och-Ziff Capital Management Group LLC	(4,311)	13,098	5,726	6,562
Less: Change in redemption value of Preferred Units	(2,853)	—	—	—
Net (Loss) Income Attributable to Class A Shareholders	$(7,164)	$13,098	$5,726	$6,562

Earnings Per Class A Share
Earnings per Class A Share - basic	$(0.04)	$0.07	$0.03	$0.04
Earnings per Class A Share - diluted	$(0.04)	$0.07	$0.03	$0.03
Weighted-average Class A Shares outstanding - basic	186,226,675	186,142,576	186,235,651	187,083,750
Weighted-average Class A Shares outstanding - diluted	186,226,675	186,142,576	186,235,651	190,115,619

Selected Balance Sheet Data
Cash and cash equivalents	$351,810	$275,865	$317,917	$469,513
Assets of consolidated funds	57,310	268,504	53,490	56,697
Total assets	1,306,549	1,624,382	1,543,373	1,639,433
Debt obligations	410,612	429,202	541,016	569,379
Liabilities of consolidated funds	16,658	221,143	8,965	11,340
Total liabilities	1,148,593	1,414,760	1,305,515	1,289,745
Redeemable noncontrolling interests	441,971	444,678	445,142	445,617
Shareholders’ deficit attributable to Class A Shareholders	(500,975)	(482,332)	(471,386)	(453,831)
Shareholders’ equity attributable to noncontrolling interests	216,960	247,276	264,102	357,902
Total shareholders’ equity	(284,015)	(235,056)	(207,284)	(95,929)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY RESULTS—UNAUDITED

The following table presents the Company’s unaudited, summarized quarterly results and balance sheet information for the year ended December 31, 2016:

	Year Ended December 31, 2016
	First	Second	Third	Fourth

	(dollars in thousands, except per share amounts)
Selected Operating Statement Data
Total revenues	$188,442	$152,558	$148,105	$281,259
Total expenses	327,582	336,240	120,029	296,626
Total other income (loss)	939	1,092	13,443	(10,462)
Income taxes	18,539	10,911	9,986	(28,550)
Consolidated Net (Loss) Income	(156,740)	(193,501)	31,533	2,721
Less: Loss (income) attributable to noncontrolling interests	87,845	115,592	(16,570)	6,890
Less: Income attributable to redeemable noncontrolling interests	(461)	(662)	(678)	(649)
Net (Loss) Income Attributable to Och-Ziff Capital Management Group LLC	(69,356)	(78,571)	14,285	8,962
Less: Change in redemption value of Preferred Units	—	—	—	(6,082)
Net (Loss) Income Attributable to Class A Shareholders	$(69,356)	$(78,571)	$14,285	$2,880

(Loss) Earnings Per Class A Share
(Loss) earnings per Class A Share - basic	$(0.38)	$(0.43)	$0.08	$0.02
(Loss) earnings per Class A Share - diluted	$(0.38)	$(0.44)	$0.05	$0.02
Weighted-average Class A Shares outstanding - basic	182,548,852	182,454,677	182,521,225	183,152,279
Weighted-average Class A Shares outstanding - diluted	182,548,852	479,771,696	479,838,244	183,152,279

Selected Balance Sheet Data
Cash and cash equivalents	$228,726	$368,161	$430,470	$329,813
Assets of consolidated funds	36,532	37,683	39,463	55,205
Total assets	1,255,312	1,375,068	1,388,257	1,485,555
Debt obligations	442,628	562,204	561,757	577,128
Liabilities of consolidated funds	1,836	133	653	15,197
Total liabilities	1,438,983	1,731,255	1,639,589	1,495,526
Redeemable noncontrolling interests	19,629	20,292	20,973	284,121
Shareholders’ deficit attributable to Class A Shareholders	(459,368)	(530,790)	(451,491)	(466,021)
Shareholders’ equity attributable to noncontrolling interests	256,068	154,311	179,186	171,929
Total shareholders’ equity	(203,300)	(376,479)	(272,305)	(294,092)