Form 10-Q
period 2018-03-31
Och-Ziff Capital Management Group LLC
filed 2018-05-03
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of April 26, 2018, there were 191,134,505 Class A Shares and 304,339,478 Class B Shares outstanding.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

i

Defined Terms

2007 Offerings	Refers collectively to our IPO and the concurrent private offering of approximately 38.1 million Class A Shares to DIC Sahir Limited, a wholly owned indirect subsidiary of Dubai Holdings LLC

active executive managing directors	Executive managing directors who remain active in our business

Annual Report	Our annual report on Form 10-K for the year ended December 31, 2017, dated February 23, 2018 and filed with the SEC

Class A Shares	Our Class A Shares, representing Class A limited liability company interests of Och-Ziff Capital Management Group LLC, which are publicly traded and listed on the NYSE

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

intermediate holding companies	Refers collectively to Oz Corp and Oz Holding, both of which are wholly owned subsidiaries of Och-Ziff Capital Management Group LLC

IPO	Our initial public offering of 36.0 million Class A Shares that occurred in November 2007

NYSE	New York Stock Exchange

the Company, the firm, we, us, our	Refers, unless the context requires otherwise, to Och-Ziff Capital Management Group LLC, a Delaware limited liability company, and its consolidated subsidiaries, including the Oz Operating Group

Oz Corp	Och-Ziff Holding Corporation, a Delaware corporation

Oz Holding	Och-Ziff Holding LLC, a Delaware limited liability company

Oz Operating Group	Refers collectively to the Oz Operating Partnerships and their consolidated subsidiaries

Oz Operating Partnerships	Refers collectively to OZ Management LP, OZ Advisors LP and OZ Advisors II LP

Partner Equity Units	Refers collectively to the Group A Units and Group P Units

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31, 2018	December 31, 2017

	(dollars in thousands)
Assets
Cash and cash equivalents	$609,240	$469,513
Investments (includes assets measured at fair value of $294,418 and $224,722 as of March 31, 2018 and December 31, 2017, respectively)	309,181	238,974
Income and fees receivable	67,803	354,456
Due from related parties	33,451	28,202
Deferred income tax assets	361,739	375,230
Other assets, net	94,108	116,361
Assets of consolidated funds:
Investments of consolidated funds, at fair value	67,625	43,366
Other assets of consolidated funds	42,454	13,331
Total Assets	$1,585,601	$1,639,433

Liabilities and Shareholders’ (Deficit) Equity
Liabilities
Compensation payable	$26,318	$208,639
Unearned incentive	55,218	143,710
Due to related parties	281,512	281,555
Debt obligations	632,693	569,379
Other liabilities	58,578	75,122
Liabilities of consolidated funds:
Other liabilities of consolidated funds	41,908	11,340
Total Liabilities	1,096,227	1,289,745

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interests (Note 3)	468,012	445,617

Shareholders’ (Deficit) Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 191,129,773 and 189,573,210 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 304,339,478 and 339,339,478 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Paid-in capital	3,111,139	3,102,074
Accumulated deficit	(3,524,919)	(3,555,905)
Shareholders’ deficit attributable to Class A Shareholders	(413,780)	(453,831)
Shareholders’ equity attributable to noncontrolling interests	435,142	357,902
Total Shareholders’ (Deficit) Equity	21,362	(95,929)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ (Deficit) Equity	$1,585,601	$1,639,433
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended March 31,
	2018	2017

	(dollars in thousands)
Revenues
Management fees	$72,450	$86,255
Incentive income	50,834	51,626
Other revenues	4,542	776
Income of consolidated funds	584	495
Total Revenues	128,410	139,152

Expenses
Compensation and benefits	68,924	69,943
Interest expense	6,598	6,280
General, administrative and other	37,850	45,928
Expenses of consolidated funds	84	84
Total Expenses	113,456	122,235

Other Income
Net gains on investments in funds and joint ventures	312	721
Net gains of consolidated funds	492	235
Total Other Income	804	956

Income Before Income Taxes	15,758	17,873
Income taxes	3,012	12,056
Consolidated and Comprehensive Net Income	12,746	5,817
Less: Income attributable to noncontrolling interests	(8,635)	(9,778)
Less: Income attributable to redeemable noncontrolling interests	(621)	(350)
Net Income (Loss) Attributable to Och-Ziff Capital Management Group LLC	3,490	(4,311)
Less: Change in redemption value of Preferred Units	—	(2,853)
Net Income (Loss) Attributable to Class A Shareholders	$3,490	$(7,164)

Earnings (Loss) per Class A Share
Income (Loss) per Class A Share - basic	$0.02	$(0.04)
Income (Loss) per Class A Share - diluted	$0.02	$(0.04)
Weighted-average Class A Shares outstanding - basic	192,230,917	186,226,675
Weighted-average Class A Shares outstanding - diluted	456,787,062	186,226,675

Dividends Paid per Class A Share	$0.07	$0.01

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — UNAUDITED

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2017	189,573,210	339,339,478	$3,102,074	$(3,555,905)	$(453,831)	$357,902	$(95,929)
Impact of adoption of ASU 2014-09	—	—	—	41,922	41,922	75,062	116,984
Capital contributions	—	—	—	—	—	750	750
Capital distributions	—	—	—	—	—	(17,690)	(17,690)
Cash dividends declared on Class A Shares	—	—	—	(13,354)	(13,354)	—	(13,354)
Dividend equivalents on Class A restricted share units	—	—	1,072	(1,072)	—	—	—
Equity-based compensation, net of taxes	1,556,563	(35,000,000)	7,803	—	7,803	10,673	18,476
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	190	—	190	(190)	—
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	3,490	3,490	8,635	12,125
As of March 31, 2018	191,129,773	304,339,478	$3,111,139	$(3,524,919)	$(413,780)	$435,142	$21,362

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
	2018	2017

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net income	$12,746	$5,817
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Amortization of equity-based compensation	22,171	18,478
Depreciation, amortization and net gains and losses on fixed assets	2,372	4,212
Deferred income taxes	2,157	10,609
Net gains on investments in funds and joint ventures	(312)	(721)
Operating cash flows due to changes in:
Income and fees receivable	315,488	116,319
Due from related parties	(5,248)	1,142
Other assets, net	23,342	18,070
Compensation payable	(184,414)	(166,951)
Unearned incentive income	10,930	4,791
Due to related parties	(43)	113
Other liabilities	(16,435)	(19,693)
Consolidated funds related items:
Net gains of consolidated funds	(492)	(235)
Purchases of investments	(87,438)	(47,831)
Proceeds from sale of investments	63,739	49,750
Other assets of consolidated funds	(29,191)	(3,068)
Other liabilities of consolidated funds	30,567	1,456
Net Cash Provided by (Used in) Operating Activities	159,939	(7,742)

Cash Flows from Investing Activities
Purchases of fixed assets	(1,205)	(1,335)
Proceeds from sale of fixed assets	—	51,724
Purchases of United States government obligations	(7,435)	—
Maturities of United States government obligations	13,000	—
Investments in funds	(77,990)	(212)
Return of investments in funds	3,353	3,373
Net Cash (Used in) Provided by Investing Activities	(70,277)	53,550

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Three Months Ended March 31,
	2018	2017

	(dollars in thousands)
Cash Flows from Financing Activities
Issuance and sale of Preferred Units, net of issuance costs	—	150,054
Contributions from noncontrolling and redeemable noncontrolling interests	22,857	251
Distributions to noncontrolling and redeemable noncontrolling interests	(18,023)	(4,563)
Dividends on Class A Shares	(13,354)	(1,849)
Proceeds from debt obligations	60,719	—
Repayment of debt obligations	(69)	(167,319)
Principal payments under capital lease obligations	(462)	—
Withholding taxes paid on vested RSUs	(1,327)	(385)
Equity-classified RSUs settled in cash	(276)	—
Net Cash Provided by (Used in) Financing Activities	50,065	(23,811)
Net Change in Cash and Cash Equivalents	139,727	21,997
Cash and Cash Equivalents, Beginning of Period	469,513	329,813
Cash and Cash Equivalents, End of Period	$609,240	$351,810

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$1,362	$1,960
Income taxes	$644	$1,149

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

1. OVERVIEW
Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai, Beijing, Shanghai and Houston. The Company provides asset management services to its investment funds, which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles (collectively the “funds”). Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”) and other customized solutions for clients.
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited, interim, consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s unaudited, interim, consolidated financial statements have been included and are of a normal and recurring nature. All significant intercompany transactions and balances have been eliminated in consolidation.
The results of operations presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. For example, incentive income for the majority of the Company’s multi-strategy assets under management is recognized in the fourth quarter each year, based on full year investment performance.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

Revenue Recognition Policies
The Company provides asset management services to its customers, including certain administrative services related to the funds’ operations, in exchange for management and incentive fees, which are included in the Company’s agreements with its customers. The services provided in connection with the identified performance obligations are satisfied over time. The agreements are generally automatically renewed on an annual basis unless the agreements are terminated by the general partner or directors of the respective funds.
Management Fees
Management fees for the Company’s multi-strategy funds typically range from 0.97% to 2.50% annually of assets under management based on the net asset value of these funds. For the Company’s opportunistic credit funds, management fees typically range from 0.75% to 1.75% based on the net asset value of these funds. Management fees for the Company’s CLOs within Institutional Credit Strategies are generally range from 0.43% to 0.50% based on the par value of the collateral and cash held in the CLOs. Management fees for the Company’s real estate funds typically range from 0.75% to 1.50% annually based on the amount of capital committed or invested during the investment period, and on the amount of invested capital after the investment period. Management fees are recognized over the period during which the related services are performed.
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
The Company considers management fees to be a form of variable consideration, as the amount earned each quarter may depend on various contingencies, such as the value of assets under management, capital inflows and outflows during the period, or changes in committed or invested capital. Management fees, however, are generally crystallized at the end of each reporting period and are not subject to clawback and, therefore, the value of the management fees the Company is entitled to receive at the end of each quarter is generally no longer subject to the constraint.
Incentive Income
The Company earns incentive income based on the cumulative performance of the funds over a commitment period. Prior to the adoption of new revenue recognition accounting guidance in 2018, incentive income was recognized at the end of the applicable commitment period when the amounts were contractually payable, or “crystallized,” and when no longer subject to clawback. Beginning in 2018, as a result of the adoption of the new revenue recognition accounting guidance, the Company recognizes incentive income when such amounts are probable of not significantly reversing.
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
The Company’s ability to earn incentive income from some of its funds may be impacted by hurdle rates, whereby the Company is not entitled to incentive income until the investment returns exceed an agreed upon benchmark. For a portion of these assets subject to hurdle rates, once the investment performance has exceeded the hurdle rate, the Company may receive a preferential “catch-up” allocation, equal to a full 20% of the net profits attributable to investors in these assets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

All of the Company’s multi-strategy funds and open-end opportunistic credit funds are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning the Company will not be able to earn incentive income with respect to positive investment performance it generates for a fund investor in any year following negative investment performance until that loss is recouped, at which point a fund investor’s investment surpasses the high-water mark. The Company earns incentive income on any profits, net of management fees, in excess of the high-water mark.
The commitment period for most of the Company’s multi-strategy assets under management is for a period of one year on a calendar-year basis, and therefore it generally crystallizes incentive income annually on December 31. The Company may also recognize incentive income related to fund investor redemptions at other times during the year, as well as on assets under management subject to commitment periods that are longer than one year. The Company may also recognize incentive income for tax distributions related to these assets. Such distributions are amounts distributed to the Company to cover tax liabilities related to incentive income that has been accrued at the fund level but would otherwise not be recognized by the Company until it is probable that a significant reversal will not occur. These distributions are not subject to clawback once distributed to the Company.
Incentive income is considered variable consideration, the recognition of which is subject to constraint. Incentive income is no longer constrained when it is probable that a significant reversal will not occur. Determining the amount of incentive income to record is subject to qualitative and quantitative factors including, where a fund is in its life-cycle, whether the Company has received or is entitled to receive incentive income and potential sales of fund investments. The Company continuously evaluates whether there are additional considerations that could potentially impact the recognition of incentive income. To the extent that distributions have been received, but for which the recognition of incentive income is not appropriate, the Company will recognize a liability for unearned incentive income.
See Note 9 for additional information regarding the Company’s revenues.
Other Revenues
Other revenues consist primarily of interest income on investments in CLOs and cash and cash equivalents. Interest income is recognized on an effective yield basis. Additionally, prior to the sale of the Company’s aircraft in the first half of 2017, revenue related to non-business use of the corporate aircraft by certain executive managing directors was also included within other revenues. Revenue earned from non-business use of the corporate aircraft was recognized on an accrual basis based on actual flight hours.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company adopted ASU 2014-09 using a modified retrospective application approach as of the beginning of the first quarter of 2018 to all contracts within the scope of the standard as of the date of adoption. As a result of the adoption of ASU 2014-09, the Company was required to recognize certain incentive income earlier than as prescribed under guidance in effect for fiscal year 2017, as the threshold for recognition of incentive income under ASU 2014-09 is that such amounts are probable of not significantly reversing. Prior to adoption to ASU 2014-09, the threshold for recognition was when incentive income was no longer subject to clawback and all contingencies had been resolved. The Company recognized an opening adjustment to shareholders’ equity of $117.0 million, which is net of $11.3 million of income tax, of which $41.9 million was attributable to Class A shareholders.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

The following table details the post-tax impact on the Company’s opening shareholders’ equity, by fund type, upon the adoption of ASU 2014-09:

(dollars in thousands)

Multi-strategy funds	$2,727
Opportunistic credit funds	24,462
Real estate funds	89,795
Total	$116,984
The adoption of this guidance resulted in a decrease to the liability for unearned incentive income of $99.4 million and an increase in income and fees receivable of $28.8 million.
None of the other changes to GAAP that went into effect in the three months ended March 31, 2018 had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. The Company is not currently a lessor in any significant lease arrangements, but is a lessee in several lease arrangements that would be impacted by the ASU. The Company has determined that most of its operating leases will be reported as lease obligations, along with offsetting right to use assets on its consolidated balance sheet at their present value, and will continue to recognize associated expenses within consolidated net income (loss) in a manner similar to the existing accounting for leases (i.e., on a straight-line basis over the lease term). Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The requirements of ASU 2016-02 are effective for the Company beginning in the first quarter of 2019. See Note 15 of the Company’s Annual Report for details related to the Company’s existing operating lease obligations.
None of the other changes to GAAP that are not yet effective are expected to have a material effect on the Company’s consolidated financial statements.
3. NONCONTROLLING INTERESTS AND OZ OPERATING GROUP OWNERSHIP
Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and primarily relate to the Group A Units held by the Company’s executive managing directors and fund investors’ interests in the consolidated funds. Net income attributable to the Group A Units is driven by the earnings of the Oz Operating Group. Net income attributable to fund investors’ interests in consolidated funds is driven by the earnings of those funds.
The following table presents the components of the net income attributable to noncontrolling interests:

	Three Months Ended March 31,
	2018	2017

	(dollars in thousands)
Group A Units	$8,370	$9,635
Other	265	143
	$8,635	$9,778

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	March 31, 2018	December 31, 2017

	(dollars in thousands)
Group A Units	$430,535	$353,791
Other	4,607	4,111
	$435,142	$357,902
The Preferred Units and fund investors’ interests in certain consolidated funds are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests:

	Three Months Ended March 31, 2018
	Consolidated Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$25,617	$420,000	$445,617
Capital contributions	22,107	—	22,107
Capital distributions	(333)	—	(333)
Comprehensive income	621	—	621
Ending Balance	$48,012	$420,000	$468,012
Oz Operating Group Ownership
The Company’s equity interest in the Oz Operating Group increased to 42.2% as of March 31, 2018, from 41.5% as of December 31, 2017, (excluding Group P Units, as they are not yet participating in the economics of the Oz Operating Group). Changes in the Company’s interest in the Oz Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan related to the settlement of RSUs or Class A performance-based RSUs (“PSUs”); (iii) the forfeiture of Group A Units and Group P Units by a departing executive managing director; and (iv) the repurchase of Class A Shares and Group A Units. The Company’s interest in the Oz Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs or PSUs. These increases will be offset upon any conversion by an executive managing director of Group D Units, which are not considered equity for GAAP purposes, into Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director. Additionally, the Company’s economic interest in the Oz Operating Group will decline when Group P Units begin to participate, as described in Note 10 in the Annual Report.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
United States government obligations, at fair value(1)	$7,448	$12,973
CLOs, at fair value	286,970	211,749
Other funds and joint ventures, equity method	14,763	14,252
Total Investments	$309,181	$238,974
_______________
(1) Held by the Oz Operating Group and matures on August 16, 2018.
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
MARCH 31, 2018

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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2018:

	As of March 31, 2018
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
United States government obligations	$62,780	$—	$—	$62,780

Included within investments:
United States government obligations	$7,448	$—	$—	$7,448
CLOs(1)	$—	$—	$286,970	$286,970

Investments of consolidated funds:
Bank debt	$—	$48,491	$19,134	$67,625
_______________
(1) As of March 31, 2018, investments in CLOs had contractual principal amounts of $263.6 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.
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
MARCH 31, 2018

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
The following table summarizes the changes in the Company’s Level III investments for the three months ended March 31, 2018:

	December 31, 2017	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	March 31, 2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$211,749	$—	$—	$76,622	$(2,775)	$1,374	$286,970

Investments of consolidated funds:
Bank debt	$18,807	$1,004	$(2,906)	$28,560	$(26,563)	$232	$19,134
The following table summarizes the changes in the Company’s Level III investments for the three months ended March 31, 2017:

	December 31, 2016	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	March 31, 2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$21,341	$—	$—	$—	$—	$707	$22,048

Investments of consolidated funds:
Bank debt	$18,127	$771	$(4,878)	$27,497	$(25,120)	$266	$16,663
Transfers out of Level III presented in the tables above resulted from the fair values of certain securities becoming market observable, with fair value determined using independent pricing services. Transfers into Level III presented in the table above resulted from the valuation of certain investments with decreased market observability, with fair values determined using independent pricing services. There were no transfers between Levels I and II during the periods presented above.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date. These gains and losses are included within net gains of consolidated funds in the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2018	2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$974	$707

Investments of consolidated funds:
Bank debt	$89	$113
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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations, approximated their fair values as of March 31, 2018. The Senior Notes are categorized as Level II and the CLO Investments Loans (as defined in Note 8) are categorized as Level III within the fair value hierarchy. The fair value of the Senior Notes and the CLO Investments Loans were determined using independent pricing services.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

Assets Measured at Fair Value on a Non-Recurring Basis
The Company recognizes loans held for sale at the lower of cost or fair value. The Company reports the loans held for sale in other assets, net on its consolidated balance sheet. The Company had $6.5 million and $29.1 million of loans held for sale as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, all $6.5 million of the loans held for sale are categorized as Level II within the fair value hierarchy; and as of December 31, 2017, $26.7 million and $2.4 million loans held for sale are categorized as Level II and Level III within the fair value hierarchy, respectively. The fair value for the loans was determined using independent pricing services.
Loans Sold to CLOs Managed by the Company
During the three months ended March 31, 2018, the Company sold $23.4 million of loans to CLOs managed by the Company, and during three months ended March 31, 2017, the Company sold $27.4 million. These loans were previously purchased by the Company in the open market, and were sold for cash at cost to the CLOs. The loans were accounted for as transfers of financial assets and met the criteria for derecognition under GAAP. As of March 31, 2018 and December 31, 2017, the outstanding principal amount on the loans that have been sold to the CLOs was $77.2 million and $51.7 million, respectively. As of March 31, 2018, there were no delinquencies or credit losses related to the loans sold.
The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold the loans discussed above. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issues by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. During the three months ended March 31, 2018, the Company made investments of $24.9 million related to these retained interests. As of March 31, 2018 and December 31, 2017, the Company’s investments in these retained interests had a fair value of $96.1 million and $70.4 million, respectively. The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the three months ended March 31, 2018, the Company received $3.7 million of interest and principal payments related to the retained interests. In the three months ended March 31, 2017, the Company received no interest or principal payments related to the retained interests.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

The table below presents the assets and liabilities of VIEs consolidated by the Company:

	March 31, 2018	December 31, 2017

	(dollars in thousands)
Assets
Assets of consolidated funds:
Investments of consolidated funds, at fair value	$67,625	$43,366
Other assets of consolidated funds	42,454	13,331
Total Assets	$110,079	$56,697

Liabilities
Liabilities of consolidated funds:
Other liabilities of consolidated funds	41,908	11,340
Total Liabilities	$41,908	$11,340
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
The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$9,809,769	$8,300,163

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned revenues	55,557	144,124
Income and fees receivable	23,652	24,953
Investments in funds	298,012	222,192
Maximum Exposure to Loss	$377,221	$391,269

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

6. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	March 31, 2018	December 31, 2017

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$53,444	$53,419
Computer hardware and software	46,592	44,190
Furniture, fixtures and equipment	8,570	8,571
Accumulated depreciation and amortization	(61,081)	(58,671)
Fixed assets, net	47,525	47,509
Goodwill	22,691	22,691
Prepaid expenses	11,119	12,862
Loans held for sale	6,498	29,110
Other	6,275	4,189
Total Other Assets, Net	$94,108	$116,361
7. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	March 31, 2018	December 31, 2017

	(dollars in thousands)
Accrued expenses	$22,081	$21,955
Interest payable	7,954	2,970
Deferred rent credit	7,730	8,283
Loan trades payable	6,498	29,110
Other	14,315	12,804
Total Other Liabilities	$58,578	$75,122
8. DEBT OBLIGATIONS
As of March 31, 2018, other than additional secured loans to finance the purchase of the Company’s investments in CLOs (“CLO Investments Loans”), the Company’s outstanding indebtedness had not changed materially since December 31, 2017 (see the Company’s Annual Report for additional information). However, see Note 17 for events that have occurred subsequent to March 31, 2018, related to the Company’s debt obligations.
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
MARCH 31, 2018

The loans are subject to customary events of default and covenants and include terms that require the Company’s continued involvement with the CLOs. The CLO Investments Loans do not have any financial maintenance covenants.
The table below presents information related to CLO Investments Loans as of March 31, 2018 and December 31, 2017. Carrying values presented below are net of discounts, if any, and unamortized deferred financing costs. The maturity date for each CLO Investments Loan is the earlier of the final maturity date presented in the table below or the date at which the Company no longer holds a risk retention investment in the respective CLO.

Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			March 2018	December 2017

			(dollars in thousands)
November 28, 2016	EURIBOR plus 2.23%	December 15, 2023	$18,482	$18,041
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	17,208	17,217
July 21, 2017	LIBOR plus 1.43%	January 22, 2029	21,674	21,709
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,670	21,686
August 17, 2017	LIBOR plus 1.43%	April 30, 2030	22,882	22,922
September 14, 2017	LIBOR plus 1.41%	April 22, 2030	25,426	25,468
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	20,035	19,561
November 21, 2017	LIBOR plus 1.34%	May 15, 2030	26,188	26,202
January 25, 2018	LIBOR plus 1.24%	July 22, 2030	21,797	—
January 26, 2018	EURIBOR plus 1.62%	January 31, 2025	18,685	—
February 21, 2018	LIBOR plus 1.27%	February 21, 2019	21,091	—
			$235,138	$172,806
9. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three months ended March 31, 2018:

	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$44,406	$11,832
Credit
Opportunistic credit funds	11,107	34,235
Institutional Credit Strategies	11,193	—
Real estate funds	4,764	4,767
Other	980	—
Total	$72,450	$50,834

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, for which incentive income has not yet met the recognition threshold of being probably that a significant reversal of cumulative revenue will not occur. The following table presents the activity in the Company’s unearned incentive income for the three months ended March 31, 2018:

Unearned Incentive Income
(dollars in thousands)
Balance as of December 31, 2017	$143,710
Effects of adoption of ASU 2014-09	(99,422)
Amounts collected during the period	15,565
Amounts recognized during the period	(4,635)
Balance as of March 31, 2018	$55,218
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the composition of the Company’s income and fees receivable as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

	(dollars in thousands)
Management fees	$21,998	$21,242
Incentive income	45,805	333,214
Income and Fees Receivable	$67,803	$354,456
10. EQUITY-BASED COMPENSATION EXPENSES
The Company grants equity-based compensation in the form of RSUs, PSUs (as defined below), Group A Units, Group P Units and Class A Shares to its executive managing directors, employees and the independent members of the Board under the terms of the 2007 Equity Incentive Plan and the 2013 Incentive Plan.
The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2018	2017

	(dollars in thousands)
Expense recorded within compensation and benefits	$22,171	$18,478
Corresponding tax benefit	$1,726	$1,782

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

The following tables present activity related to the Company’s unvested equity awards for the three months ended March 31, 2018:

	Equity-Classified Awards		Liability-Classified Awards		Equity-Classified Awards
	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested PSUs	Weighted-Average Grant-Date Fair Value
December 31, 2017	14,530,602	$4.67	—	$—	—	$—
Granted	27,243,941	$2.50	—	$—	10,000,000	$1.18
Vested	(2,206,083)	$3.79	—	$—	—	$—
Canceled or forfeited	(6,876,584)	$3.14	—	$—	—	$—
Modified from Group A Units and Group P Units	6,407,968	$6.36	7,345,991	$6.36	—	$—
March 31, 2018	39,099,844	$3.75	7,345,991	$6.36	10,000,000	$1.18

	Group A Units		Group P Units
	Unvested Group A Units	Weighted-Average Grant-Date Fair Value	Unvested Group P Units	Weighted-Average Grant-Date Fair Value
December 31, 2017	8,410,663	$9.77	71,850,000	$1.25
Vested	(1,200,000)	$9.75	—	$—
Modified to RSUs	(6,000,000)	$9.75	(29,000,000)	$1.25
March 31, 2018	1,210,663	$9.93	42,850,000	$1.25

Restricted Share Units (RSUs)
In the three months ended March 31, 2018, a certain executive managing director forfeited 6,000,000 Group A Units and 29,000,000 Group P Units for RSUs and certain other profit-sharing interests. The forfeiture of the Partner Equity Units was accounted for as a modification to 6,407,968 equity-classified RSUs and 7,345,991 liability-classified RSUs, and other awards. The fair value of the modified awards was $6.36 per RSU and was derived from based on the fair value of the original awards immediately before they were modified. The Company will continue to recognize at least the minimum compensation expense that would have been previously recognized prior to the modification.
As of March 31, 2018, total unrecognized compensation expense related to equity-classified awards totaled $120.8 million with a weighted-average amortization period of 3.2 years. As of March 31, 2018, total unrecognized compensation expense related to liability-classified awards totaled $42.3 million with a weighted-average amortization period of 4.0 years. See the Company’s Annual Report for additional information regarding RSUs.
The following table presents information related to the settlement of RSUs:

	Three Months Ended March 31,
	2018	2017

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$3,845	$709
Fair value of RSUs settled in cash	$276	$—
Fair value of RSUs withheld to satisfy tax withholding obligations	$1,327	$385
Number of RSUs withheld to satisfy tax withholding obligations	945,829	173,270

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

PSUs
In 2018, the Company began granting PSUs. A PSU entitles the holder to receive a Class A Share, or cash equal to the fair value of a Class A Share at the election of the Board of Directors, upon completion of the requisite service period, as well as satisfying certain performance conditions based on achievement of targeted total shareholder return on Class A Shares. PSUs do not begin to accrue dividend equivalents until the requisite service period has been completed and performance conditions have been achieved.
In the three months ended March 31, 2018, the Company granted 10,000,000 of PSUs, at the weighted average grant date fair value $1.18 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 35%, dividend rate of 10%, and risk-free discount rate of 2.6%. The Company used historical volatility in its estimate of the expected volatility. As of March 31, 2018, total unrecognized compensation expense related to these units totaled $11.2 million with a weighted-average amortization period of 2.9 years.
The PSUs granted to-date vest subject to continued and uninterrupted service (“PSU Service Condition”) until the third anniversary of the grant date and the meeting of a market performance threshold of the total shareholder return on Class A Shares of the Company (“PSU Performance Condition”). The PSU Performance Condition is defined as follows: 20% of PSUs vest if a total shareholder return of 25% is achieved; an additional 40% of PSUs vest if a total shareholder return of 50% is achieved; an additional 20% of PSUs vest if a total shareholder return of 75% is achieved; and the final 20% of PSUs vest if a total shareholder return of 125% is achieved. In each case, the PSU Performance Condition must be met for each threshold by the sixth anniversary of the grant date. If the PSU grant has not satisfied both the PSU Service Condition and the PSU Performance Condition by the sixth anniversary of the grant date, it will be forfeited and canceled immediately.
Group A Units
As of March 31, 2018, total unrecognized compensation expense related to these units totaled $8.2 million with a weighted-average amortization period of 2.0 years. See the Company’s Annual Report for additional information regarding the Group A Units.
Group P Units
As of March 31, 2018, total unrecognized compensation expense related to the Group P Units totaled $37.3 million with a weighted-average amortization period of 2.6 years. See the Company’s Annual Report for additional information regarding the Group P Units.
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
The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 19.1% and 67.5% for the three months ended March 31, 2018 and 2017, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

of the Company’s consolidated net income is not subject to federal, state and local corporate income taxes in the United States, as these amounts are allocated to the executive managing directors on their Group A Units; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; and (iii) certain foreign subsidiaries are subject to foreign corporate income taxes.
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA includes a broad range of tax reforms including a reduction in the corporate income tax rate to 21% from 35%, effective January 1, 2018. The Company considers all amounts recorded as a result of the TCJA to be provisional and subject to revision. The Company’s provisional amounts, including the remeasurement of the Company’s deferred income tax assets and related tax receivable agreement liability, are based on reasonable and supportable assumptions as of March 31, 2018. Any revisions will be treated in accordance with the measurement period guidance allowing for a period of up to one year after the enactment date of the TCJA to finalize the recording of the impact. There were no measurement period adjustments recognizes during the three months ended March 31, 2018.
In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets.
As of March 31, 2018 and December 31, 2017, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the three months ended March 31, 2018, the Company did not accrue interest or penalties related to uncertain tax positions. As of March 31, 2018, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.3 million as of March 31, 2018.
12. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Professional services	$13,471	$13,148
Information processing and communications	6,794	7,029
Occupancy and equipment	6,465	10,903
Recurring placement and related service fees	4,349	5,444
Insurance	1,852	1,960
Business development	1,090	2,757
Other expenses	3,829	4,687
Total General, Administrative and Other	$37,850	$45,928
13. EARNINGS (LOSS) PER CLASS A SHARE
Basic earnings (loss) per Class A Share is computed by dividing the net income (loss) attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

For the three months ended March 31, 2018 and 2017 the Company included 1,841,321 and 1,326,320 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted earnings (loss) per Class A Share.
The Company did not include the Group P Units or PSUs in the calculations of dilutive earnings (loss) per Class A Share, as the applicable market performance conditions have not yet been met as of March 31, 2018.
The following tables present the computation of basic and diluted earnings (loss) per Class A Share:

Three Months Ended March 31, 2018	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$3,490	192,230,917	$0.02
Effect of dilutive securities:
Group A Units	4,776	264,556,145		—
RSUs	—	—		34,757,146
Diluted	$8,266	456,787,062	$0.02

Three Months Ended March 31, 2017	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(7,164)	186,226,675	$(0.04)
Effect of dilutive securities:
Group A Units	—	—		287,004,764
RSUs	—	—		19,730,352
Diluted	$(7,164)	186,226,675	$(0.04)
14. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors under the tax receivable agreement, as discussed further in Note 15. The Company made no payments under the tax receivable agreement in the three months ended March 31, 2018 and 2017, respectively.
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
As of March 31, 2018 and 2017, respectively, approximately $2.6 billion and $2.5 billion of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

parties in the Company’s funds. As of March 31, 2018 and 2017, approximately 74% and 65%, of these affiliated assets under management were not charged management fees and were not subject to an incentive income calculation.
The following table presents management fees and incentive income charged on investments held by related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended March 31,
	2018	2017

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$2,082	$2,691
Incentive income	$1,264	$1,878
Corporate Aircraft
The Company’s corporate aircraft were used for business purposes. From time to time, certain executive managing directors used the aircraft for personal use. For the three months ended March 31, 2017 the Company charged $291 thousand, for personal use of the aircraft by certain executive managing directors. Company sold its aircraft during the year ended December 31, 2017.
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Oz Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of March 31, 2018, the estimated future payment under the tax receivable agreement was $280.0 million, which is recorded in due to related parties on the consolidated balance sheets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

Lease Obligations
The Company has non-cancelable operating leases for its headquarters in New York expiring in 2029 and various other operating leases for its offices in London, Hong Kong, Mumbai, Beijing, Shanghai, Houston and other locations, expiring on various dates through 2024. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account any rent holiday periods. The related lease commitments have not changed materially since December 31, 2017.
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
The Company has unfunded capital commitments of $30.5 million to certain funds it manages. It expects to fund these commitments over the next three years. In addition, certain related parties of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $67.2 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

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

•
Equity-based compensation expenses, depreciation and amortization expenses, changes in the tax receivable agreement liability, and gains and losses on fixed assets and investments in funds, as management does not consider these items to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

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
MARCH 31, 2018

Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment. Substantially all interest income and all interest expense related to outstanding indebtedness is allocated to the Oz Funds segment.
Oz Funds Segment Results

	Three Months Ended March 31,
	2018	2017

	(dollars in thousands)
Oz Funds Segment:
Economic Income Revenues	$113,647	$126,724
Economic Income	$51,275	$43,446
Reconciliation of Oz Funds Segment Revenues to Consolidated Revenues

	Three Months Ended March 31,
	2018	2017

	(dollars in thousands)
Total consolidated revenues	$128,410	$139,152
Adjustment to management fees(1)	(4,741)	(5,444)
Adjustment to other revenues(2)	(39)	—
Other Operations revenues	(9,399)	(6,489)
Income of consolidated funds	(584)	(495)
Economic Income Revenues - Oz Funds Segment	$113,647	$126,724
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

Reconciliation of Oz Funds Segment Economic Income to Net Income (Loss) Attributable to Class A Shareholders

	Three Months Ended March 31,
	2018	2017

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$3,490	$(7,164)
Change in redemption value of Preferred Units	—	2,853
Net Income (Loss) Attributable to Och-Ziff Capital Management Group LLC—GAAP	$3,490	$(4,311)
Net income attributable to Group A Units	8,370	9,635
Equity-based compensation, net of RSUs settled in cash	21,895	18,478
Adjustment to recognize deferred cash compensation in the period of grant	12,783	(138)
Income taxes	3,012	12,056
Allocations to Group D Units	1,390	3,360
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(162)	1,979
Depreciation, amortization and net gains and losses on fixed assets	2,372	4,212
Other adjustments	(408)	(873)
Other Operations	(1,467)	(952)
Economic Income - Oz Funds Segment	$51,275	$43,446
17. SUBSEQUENT EVENTS
Dividend
On May 2, 2018, the Company announced a cash dividend of $0.02 per Class A Share. The dividend is payable on May 21, 2018, to holders of record as of the close of business on May 14, 2018.
New Senior Credit Agreement
On April 10, 2018 (“the Closing Date”), OZ Management LP, as borrower, (the “Borrower”), and certain other subsidiaries, as guarantors, entered into a senior secured credit and guaranty agreement (the “Senior Credit Agreement”) consisting of (i) a $250 million term loan facility (the “Term Loan Facility”) and (ii) a $100 million revolving credit facility (the “Revolving Facility”). The Company borrowed the full amount available under the Term Loan Facility on the Closing Date. On May 1, 2018, the Company repaid $50.0 million of the amounts outstanding under the Term Loan Facility.
The Term Loan Facility initially matures five years after the Closing Date. The Revolving Facility initially matures four years and six months after the Closing Date. The maturity date of both the Term Loan Facility and the Revolving Facility may be extended pursuant to the terms of the Senior Credit Agreement. The proceeds of the loans under the Term Loan Facility together with cash on hand will be used to redeem the Senior Notes (as described above). The Company intends to use the proceeds of the Revolving Facility for working capital and general corporate purposes. As of the time of this filing, the Revolving Facility is undrawn.
Loans under the Term Loan Facility will bear interest at a per annum rate equal to, at the Company’s option, one, three or six month (or (i) twelve month with the consent of each lender or (ii) with respect to the loans under the Term Loan Facility on the Closing Date, any period of less than three months as may be agreed by the administrative agent and the Company) LIBOR plus a margin of 4.75%, or a base rate plus a margin of 3.75%. Loans under the Revolving Facility will bear interest at a per annum rate equal to, at the Company’s option, one, three or six month (or twelve months with the consent of each lender) LIBOR plus a margin of 1.75% to 2.75%, or a base rate plus a margin of 0.75% to 1.75%.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MARCH 31, 2018

The Company is required to pay an undrawn commitment fee at a rate per annum equal to 0.20% to 0.75% of the undrawn portion of the commitments under the Revolving Facility computed on a daily basis. The LIBOR and base rate margins under the Revolving Facility, as well as the amount of the commitment fee owed by the Company under the Revolving Facility, are based on the Company’s corporate rating at the time.
The obligations under the Senior Credit Agreement are guaranteed by the Oz Operating Partnerships and are secured by a lien on substantially all of the Oz Operating Partnerships’ assets, subject to certain exclusions.
The Senior Credit Agreement contains two financial maintenance covenants. The first financial maintenance covenant prohibits the Company’s total fee-paying assets under management as of the last day of any fiscal quarter to be less than $20 billion, and the second prohibits the total net leverage ratio as of the last day of any fiscal quarter, beginning with the fiscal quarter ending on March 31, 2018, to exceed (i) 3.00 to 1.00, or (ii) following the third anniversary of the Closing Date, 2.50 to 1.00.
The Senior Credit Agreement contains customary events of default. If an event of default under the Senior Credit Agreement occurs and is continuing, then, at the request (or with the consent) of the lenders holding a majority of the commitments and loans under the Senior Credit Agreement, upon notice by the administrative agent to the Borrower, the obligations under the Senior Credit Agreement shall become immediately due and payable. In addition, if the Borrower or any of its material subsidiaries becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Senior Credit Agreement will automatically become immediately due and payable.
Termination of the Revolving Credit Agreement
On the Closing Date, in connection with entry into the Senior Credit Agreement as described above, the Borrower terminated all commitments and repaid all obligations under the Borrower’s existing credit and guaranty agreement, dated as of November 20, 2014 (as amended, the “Revolving Credit Agreement”). On the Closing Date, upon the termination of all commitments and repayment of all obligations, all of the guarantees of the obligations under the Revolving Credit Agreement were released, and the Revolving Credit Agreement was terminated. No early termination penalties were incurred by the Borrower in connection with the termination of the Revolving Credit Agreement.
Satisfaction and Discharge of 4.500% Senior Notes due 2019
On April 5, 2018, Och-Ziff Finance Co. LLC, a wholly owned subsidiary of Oz Management (“Oz Finance”), delivered a conditional notice of redemption (the “Notice”) to holders of all $400.0 million in aggregate principal amount of its outstanding 4.500% Senior Notes due 2019 (the “Senior Notes”). The Senior Notes had been issued under the First Supplemental Indenture, dated as of November 20, 2014, to the Indenture, dated as of November 20, 2014 (as so supplemented, the “Indenture”), among Oz Finance, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (the “Trustee”). Upon completion of the debt financing under the Senior Credit Agreement, as set forth above, the conditions to the redemption under the Senior Notice were satisfied.
On April 10, 2018, Oz Finance deposited with the Trustee an amount sufficient to pay and discharge the entire indebtedness under the Senior Notes and the Indenture was satisfied and discharged with respect to the Senior Notes (other than with respect to those provisions of the Indenture that expressly survive satisfaction and discharge). The Senior Notes will be redeemed on May 5, 2018, in accordance with the Indenture.

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
Overview
Effects of Revenue Recognition Standard
In the first quarter of 2018, we adopted new revenue recognition accounting guidance, which resulted in the acceleration of $128.3 million of previously accrued but unrecognized incentive income through an adjustment to opening equity. As it relates to Economic Income, amounts related to the Company’s real estate funds were partially offset by related compensation and benefits expense of $43.7 million on an Economic Income basis. As it relates to GAAP, the adoption of the accounting guidance did not impact the recognition of compensation and benefits as such amounts have already been recognized as expense.
Overview of Our Financial Results
We reported GAAP net income attributable to Class A Shareholders of $3.5 million for the first quarter of 2018, compared to net loss of $7.2 million for the first quarter of 2017. The year-over-year improvement was primarily due to lower operating expenses, lower income tax expense resulting from a change in the federal statutory tax rate and higher interest income earned on investments in CLOs. These improvements were partially offset by lower management fees.
We reported Economic Income of $52.7 million for the first quarter of 2018, compared to income of $44.4 million for the first quarter of 2017. The increase in income was mainly driven by lower operating expenses, partially offset by lower management fees.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year over year change in Economic Income, please see “—Economic Income Analysis.”
Overview of Assets Under Management and Fund Performance
Assets under management totaled $32.8 billion as of March 31, 2018. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $17.9 billion, comprising 54% of our total assets under management as of March 31, 2018. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $19.5 billion, comprising 59% of assets under management as of March 31, 2018.
Assets under management in our multi-strategy funds totaled $13.3 billion as of March 31, 2018, decreasing $4.4 billion, or 25%, year-over-year. This change was driven by net capital outflows of $5.6 billion, primarily in the Oz Master Fund, our largest multi-strategy fund, partially offset by performance-related appreciation of $1.4 billion. Also contributing to the decrease was $104.0 million of distributions to investors in certain smaller funds that we have decided to close.
Oz Master Fund generated a gross return of 3.0% and a net return of 2.1% year-to-date through March 31, 2018. Oz Master Fund's return was broad based, with positive performance for the quarter in all of its major strategies.
Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Oz Master Fund.
Assets under management in our dedicated credit products totaled $16.6 billion as of March 31, 2018, increasing $3.3 billion, or 25%, year-over-year. This change was driven by capital net inflows of $2.9 billion and performance-related appreciation of $537.7 million, partially offset by $154.2 million of distributions and other reductions in our closed-end opportunistic credit funds.

Assets under management in our opportunistic credit funds totaled $5.4 billion as of March 31, 2018, increasing $140.1 million, or 3%, year-over-year. Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 4.2% and a net return of 2.8% year-to-date through March 31, 2018. Performance was broad-based with gains across both the corporate and structured credit strategies. Assets under management for the fund were $1.7 billion as of March 31, 2018.
Assets under management in Institutional Credit Strategies totaled $11.2 billion as of March 31, 2018, increasing $3.2 billion, or 39%, year-over-year. The increase was primarily driven by new CLOs.
Assets under management in our real estate funds totaled $2.5 billion as of March 31, 2018, increasing $239.7 million, or 11%, year-over-year. Since inception through March 31, 2018, the gross internal rate of return (“IRR”) was 33.1% and 21.6% net for Och-Ziff Real Estate Fund II (for which the investment period ended in 2014), and 25.1% gross and 15.8% net for Och-Ziff Real Estate Fund I (for which the investment period ended in 2010).
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
In a declining market, during periods when the hedge fund industry generally experiences outflows, or in response to specific company events, we could experience increased redemptions and a consequent reduction in our assets under management. Over the past couple of years, our assets under management have declined and this trend may continue to some extent for some period of time in light of the 2016 settlements and the related inability to rely on Regulation D. However, throughout the latter part of 2017 and into early 2018, net outflows from our multi-strategy funds began to normalize and were partially offset by growth in our CLOs business, as well as positive fund performance. We believe that strong fund performance should translate to inflows, although we cannot pinpoint the timing.
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of March 31, 2018, approximately 8% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 74% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended March 31, 2018
	December 31, 2017	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	March 31, 2018

	(dollars in thousands)
Multi-strategy funds	$13,695,040	$(551,670)	$(103,968)	$285,828	$13,325,230
Credit
Opportunistic credit funds	5,513,618	(98,840)	(115,985)	126,198	5,424,991
Institutional Credit Strategies	10,136,991	1,031,630	—	7,485	11,176,106
Real estate funds	2,495,190	—	(23,676)	(16)	2,471,498
Other	587,723	(570)	(154,171)	5,752	438,734
Total	$32,428,562	$380,550	$(397,800)	$425,247	$32,836,559

	Three Months Ended March 31, 2017
	December 31, 2016	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	March 31, 2017

	(dollars in thousands)
Multi-strategy funds	$21,084,548	$(4,159,118)	$—	$777,041	$17,702,471
Credit
Opportunistic credit funds	5,376,080	(211,920)	(19,769)	140,457	5,284,848
Institutional Credit Strategies	8,019,510	3,453	—	(8,602)	8,014,361
Real estate funds	2,213,364	34,212	(16,432)	642	2,231,786
Other	1,186,801	(495,048)	(30,016)	22,631	684,368
Total	$37,880,303	$(4,828,421)	$(66,217)	$932,169	$33,917,834
In the three months ended March 31, 2018, our funds experienced performance-related appreciation of $425.2 million and net inflows of $380.6 million. The net inflows were comprised of $1.6 billion of gross inflows, primarily due to launches of new CLOs, and $1.2 billion of gross outflows due to redemptions. We also had $397.8 million in distributions and other reductions related to closed-end funds that are in the process of realizing investments and making distributions to investors in those funds, as well as to certain smaller funds that we have decided to close. Our outflows in the first quarter of 2018 started to normalize. In the first quarter of 2018, excluding CLOs, our largest source of gross inflows was from corporate, institutional and related parties, while related parties and pensions were our largest sources of gross outflows.
In the first quarter of 2017, our funds experienced performance-related appreciation of $932.2 million and net outflows of $4.8 billion, which was comprised of $149.5 million of gross inflows and $5.0 billion of gross outflows due to redemptions. We also had $66.2 million in distributions and other reductions related to investors in our other funds, closed-end opportunistic credit and real estate funds. We experienced elevated redemptions and reduced inflows in our multi-strategy funds during the first quarter of 2017 as a result of the settlements expense, the related inability to rely on Regulation D, and the overall redemption cycle currently affecting the hedge fund industry. In the first quarter of 2017, excluding CLOs, related parties and corporate, institutional and other investors were the largest sources of our gross inflows, while pensions and private banks were our largest sources of gross outflows.
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

	Three Months Ended March 31,
	2018	2017

	(dollars in thousands)
Weighted-average assets under management	$32,347,863	$33,163,162
Average management fee rates	0.85%	0.99%
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.97% to

2.50% of assets under management. For the first quarter of 2018, our multi-strategy funds had an average management fee rate of 1.24%.
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

	Assets Under Management as of March 31,		Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2018
			2018		2017
	2018	2017	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Oz Master Fund(1)	$11,241,001	$14,712,330	3.0%	2.1%	5.5%	4.1%	16.7%	(1)	11.7%	(1)
Oz Asia Master Fund	573,852	791,304	0.2%	-0.3%	7.4%	6.4%	10.3%		6.2%
Oz Enhanced Master Fund	642,820	654,120	5.1%	3.8%	8.7%	6.6%	15.4%		10.6%
Other funds	867,557	1,544,717	n/m	n/m	n/m	n/m	n/m		n/m
	$13,325,230	$17,702,471
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Oz Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Oz Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Oz Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Oz Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of March 31, 2018, the gross and net annualized returns since the Oz Master Fund’s inception on January 1, 1998 were 13.1% and 8.9%, respectively.

The $4.4 billion, or 25%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $5.6 billion, primarily from the Oz Master Fund, our largest multi-strategy fund, partially offset by performance-related appreciation of $1.4 billion. Also contributing to the decrease was $104.0 million of distributions to investors in certain smaller funds that we have decided to close. In 2018, the largest sources of gross outflows from our multi-strategy funds were attributable to related parties and private banks.
For the first quarter of 2018, the Oz Master Fund generated a gross return of 3.0% and a net return of 2.1%. Oz Master Fund's return was broad based, with positive performance for the quarter in all of its major strategies.
For the first quarter of 2017, the OZ Master Fund generated a gross return of 5.5% and a net return of 4.1%. These returns were driven by the fund’s long/short equity special situations, merger arbitrage, credit-related and convertible and derivative arbitrage strategies.

Credit

	Assets Under Management as of March 31,
	2018	2017

	(dollars in thousands)
Opportunistic credit funds	$5,424,991	$5,284,848
Institutional Credit Strategies	11,176,106	8,014,361
	$16,601,097	$13,299,209
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.75% to 1.75% of the net asset value of these funds. For the first quarter of 2018, our opportunistic credit funds had an average management fee rate of 0.84%.
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

	Assets Under Management as of March 31,		Returns for the Three Months Ended March 31,				Annualized Returns Since Inception Through March 31, 2018
	2018	2017	2018		2017
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Oz Credit Opportunities Master Fund	$1,723,981	$1,698,229	4.2%	2.8%	4.6%	3.2%	17.4%	12.7%
Customized Credit Focused Platform	3,031,073	2,807,683	2.9%	2.3%	1.6%	1.2%	19.2%	14.5%
Closed-end opportunistic credit funds	220,228	346,779	See below for return information on our closed-end opportunistic credit funds.
Other funds	449,709	432,157	n/m	n/m	n/m	n/m	n/m	n/m
	$5,424,991	$5,284,848
_______________
n/m not meaningful
Assets under management in our opportunistic credit funds increased by $140.1 million, year-over-year. This change was driven by $518.4 million of performance-related appreciation, partially offset by $224.0 million of net outflows and $154.2 million of distributions in the Company’s closed-end opportunistic credit funds.

For the first quarter of 2018, the Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 4.2% and a net return of 2.8%. Performance was broad-based with gains across both the corporate and structured credit strategies.
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

	Assets Under Management as of March 31,		Inception to Date as of March 31, 2018
					IRR
	2018	2017	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Oz European Credit Opportunities Fund (2012-2015)(5)	$47,137	$68,272	$459,600	$305,487	16.5%	12.5%	1.5x
Oz Structured Products Domestic Fund II (2011-2014)(5)	79,729	112,238	326,850	326,850	20.2%	15.9%	2.1x
Oz Structured Products Offshore Fund II (2011-2014)(5)	81,920	110,596	304,531	304,531	17.7%	13.8%	1.9x
Oz Structured Products Offshore Fund I (2010-2013)(5)	5,906	5,258	155,098	155,098	23.9%	19.2%	2.1x
Oz Structured Products Domestic Fund I (2010-2013)(5)	5,358	4,698	99,986	99,986	22.8%	18.2%	2.0x
Other funds	178	45,717	168,250	168,250	n/m	n/m	n/m
	$220,228	$346,779	$1,514,315	$1,360,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of March 31, 2018, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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
Assets under management for our CLOs are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for the CLOs are generally range from 0.43% to 0.50% of assets under management. For the first quarter of 2018, our Institutional Credit Strategies products had an average management fee rate of 0.41%.
Incentive income from our CLOs is generally equal to 20% of the excess cash flows due to the holders of the subordinated notes issued by the CLOs, and is generally subject to a 12% hurdle rate. Because of the hurdle rate and structure of our CLOs, we do not expect to earn a meaningful amount of incentive income from these entities, and therefore no return information is presented for these vehicles. The OZLM CLOs presented below are our U.S. CLOs, whereas the OZLME CLO are our European CLOs.

			Assets Under Management as of March 31,
	Initial Closing Date (Most Recent Refinance Date)	Deal Size	2018	2017

		(dollars in thousands)
CLOs
OZLM I	July 19, 2012 (July 24, 2017)	$523,550	$496,487	$497,432
OZLM II	November 1, 2012 (October 31, 2016)	560,100	508,455	509,369
OZLM III	February 20, 2013 (December 15, 2016)	653,250	608,049	609,470
OZLM IV	June 27, 2013 (September 15, 2017)	615,500	539,700	539,900
OZLM V	December 17, 2013 (March 16, 2017)	501,250	—	468,015
OZLM VI	April 16, 2014 (January 17,2017)	621,250	594,833	596,721
OZLM VII	June 26, 2014 (April 17, 2017)	824,750	792,305	795,840
OZLM VIII	September 9, 2014 (May 30, 2017)	622,250	594,514	596,892
OZLM IX	December 22, 2014 (March 2, 2017)	510,208	498,466	495,000
OZLM XI	March 12, 2015 (August 18, 2017)	541,532	515,451	490,609
OZLM XII	May 28, 2015	565,650	548,126	549,966
OZLM XIII	August 6, 2015	511,600	494,344	496,038
OZLM XIV	December 21, 2015	507,420	501,066	503,377
OZLM XV	December 20, 2016	409,250	395,663	396,489
OZLME I	December 15, 2016	430,490	489,818	426,009
OZLM XVI	June 8, 2017	410,250	400,689	—
OZLM XVII	August 3, 2017	512,000	497,707	—
OZLME II	September 14, 2017	494,708	488,048	—
OZLM XIX	November 21, 2017	610,800	599,644	—
OZLM XXI	January 26, 2018	510,600	500,620	—
OZLME III	January 31, 2018	509,118	491,386	—
OZLM XXII	February 22, 2018	509,200	466,905	—
		11,954,726	11,022,276	7,971,127
Other funds	n/a	n/a	153,830	43,234
		$11,954,726	$11,176,106	$8,014,361

The year-over-year increase in assets under management was driven primarily by the closing of new CLOs.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.75% to 1.50% of assets under management; however, management fees for Och-Ziff Real Estate Credit Fund I are based on invested capital. For the first quarter of 2018, our real estate funds had an average management fee rate of 0.78%.
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
Due to the recalculation of cumulative realized profits upon each realization, the fund may clawback incentive income previously paid to us. As a result, we record incentive income paid to us by the real estate funds as unearned revenue in our consolidated balance sheets until the criteria for revenue recognition has been met.

	Assets Under Management as of March 31,
	2018	2017

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$13,402	$14,179
Och-Ziff Real Estate Fund II	152,257	323,915
Och-Ziff Real Estate Fund III	1,461,547	1,457,963
Och-Ziff Real Estate Credit Fund I	697,647	286,449
Other funds	146,645	149,280
	$2,471,498	$2,231,786

	Inception to Date as of March 31, 2018
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$386,122	$814,974	25.1%	15.8%	2.1x	$372,720	$810,929	26.6%	2.2x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	762,588	1,474,210	33.1%	21.6%	1.9x	597,465	1,266,298	37.3%	2.1x
Och-Ziff Real Estate Fund III (2014-2019)	1,500,000	848,486	1,248,949	33.0%	21.8%	1.5x	234,159	409,230	34.5%	1.7x
Och-Ziff Real Estate Credit Fund I(8) (2015-2019)	736,225	123,081	146,196	n/m	n/m	n/m	48,771	58,309	n/m	n/m
Other funds	294,539	173,703	249,314	n/m	n/m	n/m	60,528	108,975	n/m	n/m
	$3,778,353	$2,293,980	$3,933,643				$1,313,643	$2,653,741

	Unrealized Investments as of March 31, 2018
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$13,402	$4,045	0.3x
Och-Ziff Real Estate Fund II (2011-2014)(7)	165,123	207,912	1.3x
Och-Ziff Real Estate Fund III (2014-2019)	614,327	839,719	1.4x
Och-Ziff Real Estate Credit Fund I (2015-2019)(8)	74,310	87,887	n/m
Other funds	113,175	140,339	n/m
	$980,337	$1,279,902
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of March 31, 2018. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of March 31, 2018.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of March 31, 2018, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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

(8)	This fund has invested less than half of its committed capital; therefore, IRR and MOIC information is not presented, as it is not meaningful.
The $239.7 million, or 11%, increase year-over-year in assets under management in our real estate funds was driven primarily by additional commitments to Och-Ziff Real Estate Credit Fund I, which had its final closing during the second quarter of 2017, and which was partially offset by distributions, primarily related to Och-Ziff Real Estate Fund II. We continue to deploy capital in our real estate funds, while also realizing investments. In the first quarter of 2018, the real estate funds invested over $195 million and had full or partial realizations of two investments. In total, we have committed approximately 70% of Och-Ziff Real Estate Fund III, inclusive of reserves for projected follow-on investment.
Other
Our other assets under management are comprised of funds that are generally strategy-specific, including our equity and energy funds. Management fees for these funds range from 0.75% to 1.50% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the first quarter of 2018, our other funds had an average management fee rate of 0.68%.
Incentive income for our equity funds is generally 20% of realized and unrealized annual profits attributable to each investor. Incentive income related to the energy funds is generally 20% of cumulative realized profits attributable to each investor. Incentive income for these funds is subject to hurdle rates (generally 3% to 8%).
Longer-Term Assets Under Management
As of March 31, 2018, approximately 54% of our assets under management were subject to initial commitment periods of three years or longer. We earn incentive income on these assets based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the amount of incentive income accrued at the fund level but for which the commitment period has not concluded. These amounts have not yet been recognized in our revenues. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	March 31, 2018
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$489,338	$11,186
Credit
Opportunistic credit funds	3,528,468	190,129
Institutional Credit Strategies	11,107,486	—
Real estate funds	2,471,498	105,560
Other	291,664	1,148
	$17,888,454	$308,023
We generally recognize incentive income on our longer-term assets under management in multi-strategy funds and open-end opportunistic credit funds at the end of their respective commitment periods, which are generally three to five years, when such amounts are probable of not significantly reversing. We may begin recognizing incentive income related to assets under management in its closed-end opportunistic credit funds and real estate funds after the conclusion of their respective investment period. However, these investment periods may generally be extended for an additional one to two years. We recognize incentive income from these funds when such amounts are probable of not significantly reversing.
Upon adoption of new revenue accounting guidance on January 1, 2018, we recognized $128.3 million of previously accrued unrecognized incentive income through an adjustment to opening equity.
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
For any given quarter, our revenues are influenced by the combination of assets under management and the investment performance of our funds. For example, incentive income for the majority of our multi-strategy assets under management is recognized in the fourth quarter each year, based on full year investment performance.
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. See “—Weighted-Average Assets Under Management and Average Management Fee Rates” for information on our average management fee rate. See Note 2 to our consolidated financial statements included in this quarterly report for additional information regarding management fees.
Incentive Income. We earn incentive income based on the cumulative performance of our funds over a commitment period. Prior to the adoption of new revenue recognition accounting guidance in 2018, incentive income was recognized at the end of the applicable commitment period when the amounts were contractually payable, or “crystallized,” and when no longer subject to clawback. Beginning in 2018, as a result of the adoption of the new revenue recognition accounting guidance, we recognize incentive income when such amounts are probable of not significantly reversing. See Note 2 to our consolidated financial statements included in this quarterly report for additional information regarding incentive income.
Other Revenues. Other revenues consist primarily of interest income on investments in CLOs and cash and cash equivalents. Interest income is recognized on an effective yield basis. Additionally, prior to the sale of our aircraft in the first half of 2017, revenue related to non-business use of the corporate aircraft by certain executive managing directors was also included within other revenues. Revenue earned from non-business use of the corporate aircraft was recognized on an accrual basis based on actual flight hours.
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
We also issue Group D Units to executive managing directors. Group D Units are not considered equity under GAAP, and therefore no equity-based compensation expense is recognized related to these units when they are granted. Distributions to holders of Group D Units are included within compensation and benefits in the consolidated statements of comprehensive income (loss). These distributions are accrued in the quarter in which the related income was earned and are paid out the following quarter at the same time distributions on the Group A Units and dividends on the Company’s Class A Shares are paid. A Group D Unit converts into a Group A Unit to the extent the Company determines that it has become economically equivalent to a Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. Upon the conversion of Group D Units into Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Group D Units are converted into Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units, and these non-cash expenses could be material.
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
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding under our Senior Notes, CLO Investments Loans and Revolving Credit Facility, if any. See “—Liquidity and Capital Resources—Debt Obligations” for a summary of the terms related to these borrowings. We repaid the outstanding balance under our Revolving Credit Facility and our Aircraft Loan in the first quarter of 2017.
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

Net Income Attributable to Noncontrolling Interests
Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Group A Units. Increases or decreases in net income attributable to the Group A Units are driven by the earnings of the Oz Operating Group. See Note 3 for additional information regarding our ownership interest in the Oz Operating Group.
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
Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Management fees	$72,450	$86,255
Incentive income	50,834	51,626
Other revenues	4,542	776
Income of consolidated funds	584	495
Total Revenues	$128,410	$139,152
Total revenues for the quarter-to-date period decreased by $10.7 million, primarily due to the following:

•
A $13.8 million decrease in management fees, driven primarily by a $16.5 million decrease in management fees from multi-strategy funds due to lower assets under management. This decrease was partially offset by an increase of $3.0 million related in Institutional Credit Strategies due to the launches of new CLOs. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•
A $792 thousand decrease in incentive income, primarily due to the following: (i) a $6.0 million decrease from our multi-strategy funds, primarily due to lower amounts earned from longer-term assets under management; (ii) a $4.1 million increase from our opportunistic credit funds, primarily due to a $17.5 million increase in amounts earned from longer-term assets under management, partially offset by a $14.4 million decrease in tax distributions; and (iii) a $3.2 million increase from our real estate funds, primarily due to tax distributions recognized in the first quarter of 2018.

Expenses

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Compensation and benefits	$68,924	$69,943
Interest expense	6,598	6,280
General, administrative and other	37,850	45,928
Expenses of consolidated funds	84	84
Total Expenses	$113,456	$122,235

Total expenses for the quarter-to-date period decreased by $8.8 million, primarily due to the following:

•
A $1.0 million decrease in compensation and benefits expenses, primarily driven by the following: (i) a $2.0 million decrease in expense related to distributions accrued on the Group D Units, as less Group D Units were outstanding in the current year period; (ii) a $1.6 million decrease in salaries and benefits, primarily due to lower headcount as our global headcount decreased to 462 as of March 31, 2018 from 505 as of March 31, 2017; and (iii) a $1.1 million decrease in accrued bonus expense. These decreases were partially offset by a $3.7 million increase in equity-based compensation, primarily due to a higher number of equity-based awards outstanding in the current year period.

•	An $8.1 million decrease in general, administrative and other expenses primarily due to reductions across various operating expenses as a result of expense savings initiatives.

•
An offsetting $318 thousand increase in interest expense driven by interest expense incurred on additional CLO Investments Loans entered into since the first quarter of 2017, partially offset by a decrease in interest expense from the Revolving Credit Facility and the Aircraft Loan that were repaid in the first quarter of 2017.

Other Income

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Net gains on investments in funds and joint ventures	$312	$721
Net gains of consolidated funds	492	235
Total Other Income	$804	$956
Total other income remained relatively flat year-over-year.
Income Taxes

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Income taxes	$3,012	$12,056
Income tax expense for the quarter-to-date period decreased by $9.0 million. Tax expense was higher in the first quarter of 2017, primarily due to an increase in the valuation allowance in 2017 and a decrease in the U.S. statutory tax rate in 2018 to 21% from 35% as a result of the enactment of the TCJA.
Net Income Allocated to Noncontrolling Interests
The following table presents the components of the net income allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Group A Units	$8,370	$9,635
Other	265	143
Total	$8,635	$9,778

Redeemable noncontrolling interests	$621	$350

Net income allocated to noncontrolling interests remained relatively flat year-over-year.

Net Income (Loss) Attributable to Class A Shareholders

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders	$3,490	$(7,164)
Net income (loss) attributable to Class A Shareholders increased by $10.7 million for the quarter-to-date period. The year-over-year improvement was driven primarily by lower operating expenses and higher interest income, partially offset by lower management fees. Also contributing to the year-over-year improvement was an adjustment to the redemption value of Preferred Units taken in the first quarter of 2017 in the amount $2.9 million that reduced the net income attributable to Class A Shareholders in that period.
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
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Economic Income Revenues (Non-GAAP)

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$62,975	$4,734	$67,709	$75,552	$5,259	$80,811
Incentive income	46,239	4,595	50,834	50,422	1,204	51,626
Other revenues	4,433	70	4,503	750	26	776
Total Economic Income Revenues	$113,647	$9,399	$123,046	$126,724	$6,489	$133,213
Economic Income revenues for the quarter-to-date period decreased by $10.2 million, primarily due to the following:

•
A $13.1 million decrease in management fees, driven primarily by a $15.4 million decrease in management fees from multi-strategy funds due to lower assets under management. This decrease was partially offset by an increase of $2.7 million in Institutional Credit Strategies due to launches of new CLOs. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•
A $792 thousand decrease in incentive income, primarily due to the following: (i) a $6.0 million decrease from our multi-strategy funds, primarily due to lower amounts earned from longer-term assets under management; (ii) a $4.1 million increase from our opportunistic credit funds, primarily due to a $17.5 million increase in amounts earned from longer-term assets under management, partially offset by a $14.4 million decrease in tax distributions; and (iii) a $3.2 million increase from our real estate funds, primarily due to tax distributions recognized in the first quarter of 2018.

Economic Income Expenses (Non-GAAP)

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$25,798	$7,221	$33,019	$41,365	$4,899	$46,264
Non-compensation expenses	36,585	711	37,296	41,913	638	42,551
Total Economic Income Expenses	$62,383	$7,932	$70,315	$83,278	$5,537	$88,815
Economic Income expenses for the quarter-to-date period decreased by $18.5 million, primarily due to the following:

•
A $13.2 million decrease in compensation and benefit expenses primarily due to a $11.6 million decrease in bonus expense, primarily due to deferred cash compensation forfeitures. The remainder is due to a $1.6 million decrease in salaries and benefits expense, which was driven by lower headcount.

•	A $5.3 million decrease in non-compensation expenses was primarily due to reductions across various operating expenses as a result of expense savings initiatives.
Economic Income (Non-GAAP)

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Economic Income:
Oz Funds Segment	$51,275	$43,446
Other Operations	1,467	952
Total Company	$52,742	$44,398
Economic Income increased by $8.3 million for the quarter-to-date period. The increase was driven primarily by lower compensation and benefit expenses.
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
•Pay interest and principal on our debt obligations.

•	Provide capital to facilitate the growth of our business, including making risk retention investments in CLOs managed by us.

•	Pay income taxes as well as compensation-related tax withholding obligations.

•	Make cash distributions in accordance with our distribution policy as discussed below under “—Dividends and Distributions.”
Historically, management fees have been sufficient to cover all of our “fixed” operating expenses, which we define as salaries, benefits, a minimum discretionary bonus and our non-compensation costs incurred in the ordinary course of business. Rate reductions in our multi-strategy funds combined with year-over-year net capital outflows have resulted in lower management fees, and while we are making every effort to scale our operations so that management fees are sufficient to cover our fixed operating expenses, our current management fees do not cover our current fixed operating expenses. No assurances can be given that our management fees ultimately will be sufficient for these purposes in future periods.
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

Debt Obligations
Redemption of Senior Notes and New Senior Credit Agreement
On April 10, 2018 (“the Closing Date”), we entered into a new senior secured credit and guaranty agreement (the “Senior Credit Agreement”) consisting of (i) a $250 million term loan facility (the “Term Loan Facility”) and (ii) a $100 million revolving credit facility (the “Revolving Facility”). We borrowed the full amount available under the Term Loan Facility on the date of closing. On May 1, 2018, we repaid $50.0 million of the amounts outstanding under the Term Loan Facility. In connection with entry into the Senior Credit Agreement, we terminated all commitments and repaid all obligations under our existing credit and guaranty agreement, dated as of November 20, 2014. See Note 17 to our consolidated financial statements included in this report for additional details.
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
As of March 31, 2018, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $280.0 million as a result of the cash savings to our intermediate holding companies from the purchase of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Oz Corp, and any other corporate taxpaying entities that hold Group B Units, and not of the Oz Operating Group. We may need to incur debt to finance payments under the tax receivable agreement to the extent the Oz Operating Partnerships do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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
Dividends and Distributions
The table below presents the cash dividends paid on our Class A Shares in 2018, and the related cash distributions to our executive managing directors on their Group A Units and Group D Units.

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
March 5, 2018	February 26, 2018	$0.07	$20,771
We intend to distribute to our Class A Shareholders substantially all of their pro rata share of our annual Economic Income (as described above under “—Economic Income Analysis”) in excess of amounts determined by us to be necessary or appropriate to provide for the conduct of our business, to pay income taxes, to pay any amounts owed under the tax receivable agreement, to make appropriate investments in our business and our funds, to make payments on any of our other obligations, to fund the repurchase of Class A Shares or interests in the Oz Operating Group, as well as to fund distributions on the Preferred Units starting in 2020. Subject to certain exceptions, unless distributions on the Preferred Units are declared and paid in cash for the then current distribution period and all preceding periods after the initial closing of the Preferred Units, the Oz Operating Partnerships may not declare or pay distributions on or repurchase any of their equity securities that rank equal with or junior to the Preferred Units. See Note 10 to our consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 for additional information regarding the terms of the Preferred Units.
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the three months ended March 31, 2018 and 2017 was $159.9 million and $(7.7) million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.
The net cash outflows from operating activities for the three months ended March 31, 2018 and 2017 increased due to higher incentive income earned in 2017 and paid in 2018 as compared to incentive earned in 2016 and paid in 2017. The increase in operating cash flow was partially offset by higher discretionary bonuses paid in 2018 as compared to 2017. The majority of our incentive income is generally collected and the related bonus payments are paid out during the first quarter of the following year. These cash inflows were partially offset by the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
Investing Activities. Net cash from investing activities for the three months ended March 31, 2018 and 2017 was $(70.3) million and $53.6 million, respectively. Investing cash outflows in the first quarter of 2018 primarily related to purchases of investments in CLOs and in U.S. government obligations, partially offset by maturities of U.S. government obligations. Investment-related cash flows of the consolidated funds are classified within operating activities. Investing cash flows in the first quarter of 2017 primarily related to the sale of one of our corporate aircraft.
Financing Activities. Net cash from financing activities for the three months ended March 31, 2018 and 2017 was $50.1 million and $(23.8) million, respectively. Our net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations, as well as proceeds from Preferred Units offerings. Contributions from noncontrolling interests, which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors on their Group A Units, are also included in net cash from financing activities.

We paid dividends of $13.4 million to our Class A Shareholders and $17.2 million of distributions to our executive managing directors on their Group A Units in the three months ended March 31, 2018. In three months ended March 31, 2017, we issued $150.0 million of Preferred Units. During that period, we also paid dividends of $1.8 million to our Class A Shareholders and $3.0 million of distributions to our executive managing directors on their Group A Units in the first quarter of 2017. Additionally, in March 2017, we repaid $120.0 million outstanding on our Revolving Credit Facility using proceeds from the second offering of Preferred Units and $46.4 million outstanding on our Aircraft Loan using proceeds from the sale of one of our corporate aircraft.
Contractual Obligations
During the first quarter of 2018, we entered into three new CLO Investments Loans. In April 2018, we started the process of redemption of our Senior Notes and entered into a new credit agreement. Refer to Note 17 for additional details.
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
As of March 31, 2018, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 40% within Level I; approximately 38% within Level II; and approximately 22% within Level III. As of December 31, 2017, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 43% within Level I; approximately 35% within Level II; and approximately 22% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year.

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
Recognition of Incentive Income
The determination of whether to recognize incentive income under GAAP requires a significant amount judgment regarding whether it is probable that a significant revenue reversal of incentive income that we are potentially entitled to as of a point in time will not occur in future periods, which would preclude the recognition of such amounts as incentive income. Management considers a variety of factors when evaluating whether the recognition of incentive income is appropriate, including: the performance of the fund, whether the we have received or are entitled to receive incentive income distributions and whether such amounts are restricted, the investment period and expected term of the fund, where the fund is in its life-cycle, the volatility and liquidity of investments held by the fund, our team’s experience with similar investments and potential sales of investments within the fund. Management continuously evaluates whether there are additional considerations that could potentially impact the recognition of incentive income and notes that the recognition, and potential reversal, of incentive income is subject to potentially significant variability due to changes to the aforementioned considerations.
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
Substantially all of our deferred income tax assets relate to the goodwill and other intangible assets deductible for tax purposes by Oz Corp that arose in connection with the purchase of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings, subsequent exchanges of Group A Units for Class A Shares and subsequent payments to our executive managing directors and the Ziffs made under the tax receivable agreement, in addition to any related net operating loss carryforward. In accordance with relevant provisions of the Internal Revenue Code, we expect to take these goodwill and other intangible deductions over the 15-year period following the 2007 Offerings and subsequent exchanges, as well as an additional 20-year loss carryforward period available to us for net operating losses generated prior to 2018 and indefinite carryforward period for net operating losses generated beginning 2018, in order to fully realize the deferred income tax assets. Our analysis of whether we expect to have sufficient future taxable income to realize these deductions is based solely on estimates over this period.
Oz Corp generated taxable income of $12.6 million for the three months ended March 31, 2018, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.3 billion over the remaining six-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.

To generate $1.3 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $32.3 billion as of April 1, 2018, we would need to generate a minimum compound annual growth rate in assets under management of less than 2% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Oz Operating Partnerships, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of March 31, 2018, we had $291.9 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2038, and $152.5 million of net operating losses available to offset future taxable income for state income tax purposes and $149.4 million for local income tax purposes that will expire between 2035 and 2038. Based on the analysis set forth above, as of March 31, 2018, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $11.5 million has been established for these items.
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
ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific revenue recognition guidance throughout the ASC. We adopted ASU 2014-09 using a modified retrospective application approach in the first quarter of 2018. We generally expect to recognize incentive income from certain funds in periods earlier that under the revenue recognition guidance in effect prior to the adoption of ASU 2014-09. See Note 2 to our consolidated financial statements included in this report for additional information on the adoption.
None of the other changes to GAAP that went into effect during the three months ended March 31, 2018 are expected to impact our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
Listed below are ASUs that have been issued but that we have not yet adopted that may impact our future trends. For additional details regarding these ASUs, including methods of adoption, see Note 2 to our consolidated financial statements included in this report.
ASU 2016-02, Leases. ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. Upon adoption of the ASU, where we are the lessee, we will likely be required to recognize certain lease arrangements on our balance sheet for the first time, but will continue to recognize associated expenses on our statement of comprehensive income in a manner similar to existing accounting principles. The requirements of ASU 2016-02 are effective for us beginning in the first quarter of 2019. We have determined that most of our operating leases will be reported on our consolidated balance sheet at their present value. We do not expect the adoption of ASU 2016-02 to have a material effect on our future expense trends. See Note 15 to our consolidated financial statements included in this report for details related to our existing operating lease obligations as of March 31, 2018.
None of the other changes to GAAP that have been issued but that we have not yet adopted are expected to impact our future trends.

Economic Income Reconciliations
The tables below present the reconciliations of Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A.
Economic Income

	Three Months Ended March 31, 2018
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income Attributable to Class A Shareholders—GAAP	$2,475	$1,015	$3,490
Change in redemption value of Preferred Units	—	—	—
Net Income Allocated to Och-Ziff Capital Management Group LLC—GAAP	2,475	1,015	3,490
Net income allocated to Group A Units	8,370	—	8,370
Equity-based compensation, net of RSUs settled in cash	21,249	646	21,895
Adjustment to recognize deferred cash compensation in the period of grant	12,783	—	12,783
Income taxes	3,089	(77)	3,012
Allocations to Group D Units	1,340	50	1,390
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(155)	(7)	(162)
Depreciation, amortization and net gains and losses on fixed assets	2,372	—	2,372
Other adjustments	(248)	(160)	(408)
Economic Income—Non-GAAP	$51,275	$1,467	$52,742

	Three Months Ended March 31, 2017
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Loss Attributable to Class A Shareholders—GAAP	$(5,480)	$(1,684)	$(7,164)
Change in redemption value of Preferred Units	2,853	—	2,853
Net Loss Allocated to Och-Ziff Capital Management Group LLC—GAAP	(2,627)	(1,684)	(4,311)
Net income allocated to Group A Units	9,635	—	9,635
Equity-based compensation	17,698	780	18,478
Adjustment to recognize deferred cash compensation in the period of grant	(138)	—	(138)
Income taxes	12,052	4	12,056
Allocations to Group D Units	3,310	50	3,360
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	1,979	1,979
Depreciation, amortization and loss on asset held for sale	4,212	—	4,212
Other adjustments	(696)	(177)	(873)
Economic Income—Non-GAAP	$43,446	$952	$44,398

Economic Income Revenues

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$67,716	$4,734	$72,450	$80,996	$5,259	$86,255
Adjustment to management fees(1)	(4,741)	—	(4,741)	(5,444)	—	(5,444)
Management Fees—Economic Income Basis—Non-GAAP	62,975	4,734	67,709	75,552	5,259	80,811

Incentive income—GAAP	46,239	4,595	50,834	50,422	1,204	51,626
Adjustment to incentive income(2)	—	—	—	—	—	—
Incentive Income—Economic Income Basis—Non-GAAP	46,239	4,595	50,834	50,422	1,204	51,626

Other revenues—GAAP	4,472	70	4,542	750	26	776
Adjustment to other revenues(3)	(39)	—	(39)	—	—	—
Other Revenues—Economic Income Basis—Non-GAAP	4,433	70	4,503	750	26	776
Total Revenues—Economic Income Basis—Non-GAAP	$113,647	$9,399	$123,046	$126,724	$6,489	$133,213
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude the impact of eliminations related to the consolidated funds.

(3)	Adjustment to exclude realized gains on sale of fixed assets.
Economic Income Expenses

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$61,013	$7,911	$68,924	$62,235	$7,708	$69,943
Adjustment to compensation and benefits(1)	(35,215)	(690)	(35,905)	(20,870)	(2,809)	(23,679)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$25,798	$7,221	$33,019	$41,365	$4,899	$46,264

Interest expense and general, administrative and other expenses—GAAP	$43,737	$711	$44,448	$51,570	$638	$52,208
Adjustment to interest expense and general, administrative and other expenses(2)	(7,152)	—	(7,152)	(9,657)	—	(9,657)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$36,585	$711	$37,296	$41,913	$638	$42,551
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

Other Economic Income Items

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net gains on investments in funds and joint ventures—GAAP	$(154)	$466	$312	$389	$332	$721
Adjustment to net gains on investments in funds and joint ventures(1)	154	(466)	(312)	(389)	(332)	(721)
Net Gains on Joint Ventures—GAAP	$—	$—	$—	$—	$—	$—

Net income attributable to noncontrolling interests—GAAP	$8,329	$306	$8,635	$9,623	$155	$9,778
Adjustment to net income (loss) attributable to noncontrolling interests(2)	(8,340)	(306)	(8,646)	(9,623)	(155)	(9,778)
Net Income Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(11)	$—	$(11)	$—	$—	$—
_______________

(1)	Adjustment to exclude gains and losses on investments in funds, as management does not consider these items to be reflective of our operating performance.

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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of March 31, 2018 and December 31, 2017, would have resulted in a change of approximately $1.8 billion and $1.9 billion in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of April 1, 2018 (the date management fees are calculated for the second quarter of 2018) would impact management fees charged on that day by approximately $4.8 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2018, would have impacted management fees charged on that day by approximately $5.1 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of March 31, 2018 and December 31, 2017, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
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
We estimate that as of March 31, 2018 and December 31, 2017, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Item 1A. Risk Factors” below and “Part I, Item 1A. Risk Factors—Risks Related to Our Business—Regulatory changes in jurisdictions outside the United States could adversely affect our business” in our Annual Report. See Note 15 to our consolidated financial statements included in this report for additional information.
Item 1A. Risk Factors
Please see “Item 1A. Risk Factors” in our Annual Report for a discussion of the risks material to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Partner Agreement between OZ Management LP and James Levin, dated as of February 16, 2018 and effective January 1, 2018.
10.2	Partner Agreement between OZ Advisors LP and James Levin, dated as of February 16, 2018 and effective January 1, 2018.
10.3	Partner Agreement between OZ Advisors II LP and James Levin, dated as of February 16, 2018 and effective January 1, 2018.
10.4	Partner Agreement between OZ Management LP and Rob Shafir, dated as of March 6, 2018.
10.5	Partner Agreement between OZ Advisors LP and Rob Shafir, dated as of March 6, 2018.
10.6	Partner Agreement between OZ Advisors II LP and Rob Shafir, dated as of March 6, 2018.
10.7	Cancellation, Reallocation and Grant Agreement, dated as of March 28, 2018.
10.8	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of OZ Management LP, dated as of March 1, 2017.
10.9	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of OZ Advisors LP, dated as of March 1, 2017.
10.10	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of OZ Advisors II LP, dated as of March 1, 2017.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2018

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Alesia J. Haas
Alesia J. Haas
Chief Financial Officer and Executive Managing Director