Form 10-Q
period 2018-06-30
Och-Ziff Capital Management Group LLC
filed 2018-08-02
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of July 30, 2018, there were 191,414,891 Class A Shares and 303,839,478 Class B Shares outstanding.

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

PSUs	Class A performance-based RSUs

Registrant	Och-Ziff Capital Management Group LLC, a Delaware limited liability company

RSUs	Class A restricted share units

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Special Investments	Investments that we, as investment manager, believe lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance

Ziffs	Refers collectively to Ziff Investors Partnership, L.P. II and certain of its affiliates and control persons

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
Also posted on our website in the “Public Investors – Governance” section are charters for our Audit Committee; Compensation Committee; Nominating, Corporate Governance and Conflicts Committee and Corporate Responsibility and Compliance Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	June 30, 2018	December 31, 2017

	(dollars in thousands)
Assets
Cash and cash equivalents	$183,968	$469,513
Investments (includes assets measured at fair value of $398,917 and $224,722 as of June 30, 2018 and December 31, 2017, respectively)	433,111	238,974
Income and fees receivable	59,172	354,456
Due from related parties	32,252	28,202
Deferred income tax assets	365,519	375,230
Other assets, net	83,455	116,361
Assets of consolidated funds:
Investments of consolidated funds, at fair value	80,006	43,366
Other assets of consolidated funds	45,021	13,331
Total Assets	$1,282,504	$1,639,433

Liabilities and Shareholders’ (Deficit) Equity
Liabilities
Compensation payable	$47,571	$208,639
Unearned incentive	57,255	143,710
Due to related parties	281,722	281,555
Debt obligations	307,567	569,379
Other liabilities	65,242	75,122
Liabilities of consolidated funds:
Other liabilities of consolidated funds	51,093	11,340
Total Liabilities	810,450	1,289,745

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interests (Note 3)	473,507	445,617

Shareholders’ (Deficit) Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 191,269,585 and 189,573,210 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 303,839,478 and 339,339,478 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Paid-in capital	3,119,464	3,102,074
Accumulated deficit	(3,540,803)	(3,555,905)
Shareholders’ deficit attributable to Class A Shareholders	(421,339)	(453,831)
Shareholders’ equity attributable to noncontrolling interests	419,886	357,902
Total Shareholders’ (Deficit) Equity	(1,453)	(95,929)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ (Deficit) Equity	$1,282,504	$1,639,433
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Revenues
Management fees	$70,593	$80,082	$143,043	$166,337
Incentive income	34,656	66,115	85,490	117,741
Other revenues	3,867	1,781	8,409	2,557
Income of consolidated funds	650	968	1,234	1,463
Total Revenues	109,766	148,946	238,176	288,098

Expenses
Compensation and benefits	74,502	69,679	143,426	139,622
Interest expense	7,505	5,152	14,103	11,432
General, administrative and other	48,509	35,165	86,359	81,093
Expenses of consolidated funds	24	460	108	544
Total Expenses	130,540	110,456	243,996	232,691

Other (Loss) Income
Net losses on early retirement of debt	(14,303)	—	(14,303)	—
Net (losses) gains on investments in funds and joint ventures	(785)	65	(473)	786
Net (losses) gains of consolidated funds	(26)	385	466	620
Total Other (Loss) Income	(15,114)	450	(14,310)	1,406

(Loss) Income Before Income Taxes	(35,888)	38,940	(20,130)	56,813
Income taxes	(2,524)	3,244	488	15,300
Consolidated and Comprehensive Net (Loss) Income	(33,364)	35,696	(20,618)	41,513
Less: Loss (Income) attributable to noncontrolling interests	21,440	(22,142)	12,805	(31,920)
Less: Income attributable to redeemable noncontrolling interests	(332)	(456)	(953)	(806)
Net (Loss) Income Attributable to Och-Ziff Capital Management Group LLC	(12,256)	13,098	(8,766)	8,787
Less: Change in redemption value of Preferred Units	—	—	—	(2,853)
Net (Loss) Income Attributable to Class A Shareholders	$(12,256)	$13,098	$(8,766)	$5,934

(Loss) Earnings per Class A Share
(Loss) Income per Class A Share - basic	$(0.06)	$0.07	$(0.05)	$0.03
(Loss) Income per Class A Share - diluted	$(0.06)	$0.07	$(0.05)	$0.03
Weighted-average Class A Shares outstanding - basic	192,562,459	186,142,576	192,397,606	186,183,971
Weighted-average Class A Shares outstanding - diluted	192,562,459	186,142,576	192,397,606	186,183,971

Dividends Paid per Class A Share	$0.02	$0.02	$0.09	$0.03

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2017	189,573,210	339,339,478	$3,102,074	$(3,555,905)	$(453,831)	$357,902	$(95,929)
Impact of adoption of ASU 2014-09	—	—	—	41,922	41,922	75,062	116,984
Capital contributions	—	—	—	—	—	878	878
Capital distributions	—	—	—	—	—	(24,483)	(24,483)
Cash dividends declared on Class A Shares	—	—	—	(17,177)	(17,177)	—	(17,177)
Dividend equivalents on Class A restricted share units	—	—	877	(877)	—	—	—
Equity-based compensation, net of taxes	1,696,375	(35,500,000)	16,828	—	16,828	23,017	39,845
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	(315)	—	(315)	315	—
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	(8,766)	(8,766)	(12,805)	(21,571)
As of June 30, 2018	191,269,585	303,839,478	$3,119,464	$(3,540,803)	$(421,339)	$419,886	$(1,453)

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended June 30,
	2018	2017

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(20,618)	$41,513
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Amortization of equity-based compensation	45,537	41,438
Depreciation, amortization and net gains and losses on fixed assets	5,166	5,456
Net losses on early retirement of debt	14,303	—
Deferred income taxes	(1,653)	12,206
Net losses (gains) on investments in funds and joint ventures, net of dividends	1,941	(786)
Operating cash flows due to changes in:
Income and fees receivable	324,119	95,518
Due from related parties	(4,049)	(9,519)
Other assets, net	33,070	(14,447)
Compensation payable	(164,122)	(158,639)
Unearned incentive income	12,967	11,395
Due to related parties	167	333
Other liabilities	(9,799)	8,120
Consolidated funds related items:
Net gains of consolidated funds	(466)	(620)
Purchases of investments	(170,149)	(189,826)
Proceeds from sale of investments	133,992	96,664
Other assets of consolidated funds	(31,706)	(14,597)
Other liabilities of consolidated funds	39,752	6,420
Cash Provided by (Used in) Operating Activities	208,452	(69,371)

Cash Flows from Investing Activities
Purchases of fixed assets	(2,360)	(3,292)
Proceeds from sale of fixed assets	—	57,599
Purchases of United States government obligations	(250,555)	(99,468)
Maturities of United States government obligations	13,000	—
Investments in funds	(127,279)	(23,609)
Proceeds from sales and maturities in investments in funds	166,383	2,647
Cash Used in Investing Activities	(200,811)	(66,123)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Six Months Ended June 30,
	2018	2017

	(dollars in thousands)
Cash Flows from Financing Activities
Issuance and sale of Preferred Units, net of issuance costs	—	150,054
Contributions from noncontrolling and redeemable noncontrolling interests	38,163	2,842
Distributions to noncontrolling and redeemable noncontrolling interests	(34,832)	(10,197)
Dividends on Class A Shares	(17,177)	(5,552)
Proceeds from debt obligations, net of issuance costs	301,678	17,466
Repayment of debt obligations, including prepayment fees	(577,759)	(167,319)
Proceeds from debt obligations of consolidated CLO	—	94,882
Other	(3,259)	(630)
Cash (Used in) Provided by Financing Activities	(293,186)	81,546
Net Change in Cash and Cash Equivalents	(285,545)	(53,948)
Cash and Cash Equivalents, Beginning of Period	469,513	329,813
Cash and Cash Equivalents, End of Period	$183,968	$275,865

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$18,199	$10,958
Income taxes	$1,636	$2,180
Non-cash transactions:
Assets related to the initial consolidation of CLO	$—	$100,156
Liabilities related to the initial consolidation of CLO	$—	$99,878

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

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
JUNE 30, 2018

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
Management Fees
Management fees for the Company’s multi-strategy funds typically range from 0.98% to 2.25% annually of assets under management based on the net asset value of these funds. For the Company’s opportunistic credit funds, management fees typically range from 0.75% to 1.75% annually based on the net asset value of these funds. Management fees for Institutional Credit Strategies, which relate primarily to the Company’s CLOs, generally range from 0.35% to 0.50% annually, and for CLOs are based on the par value of the collateral and cash held in the CLOs. Management fees for the Company’s real estate funds typically range from 0.75% to 1.50% annually based on the amount of capital committed or invested during the investment period, and on the amount of invested capital after the investment period. Management fees are recognized over the period during which the related services are performed.
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
Incentive income is typically equal to 20% of the realized and unrealized profits, net of management fees, attributable to each fund investor in the Company’s multi-strategy funds, open-end opportunistic credit funds and certain other funds. Incentive income excludes unrealized gains and losses attributable to investments that the Company, as investment manager, believes lack a readily ascertainable market value, are illiquid or should be held until the resolution of a special event or circumstance (“Special Investments”). For the Company’s closed-end opportunistic credit funds, real estate funds and certain other funds, incentive income is typically equal to 20% of the realized profits, net of management fees, attributable to each fund investor. For CLOs, incentive income is typically 20% of the excess cash flows available to the holders of the subordinated notes.
The Company’s ability to earn incentive income from some of its funds may be impacted by hurdle rates, whereby the Company is not entitled to incentive income until the investment returns exceed an agreed upon benchmark. For a portion of

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

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
The commitment period for most of the Company’s multi-strategy assets under management is for a period of one year on a calendar-year basis with income recognized annually, and therefore it generally crystallizes incentive income annually on December 31. The Company may also recognize incentive income related to fund investor redemptions at other times during the year, as well as on assets under management subject to commitment periods that are longer than one year. The Company may also recognize incentive income for tax distributions related to these assets. Such distributions are amounts distributed to the Company to cover tax liabilities related to incentive income that has been accrued at the fund level but would otherwise not be recognized by the Company until it is probable that a significant reversal will not occur. These distributions are not subject to clawback once distributed to the Company.
Incentive income is considered variable consideration, the recognition of which is subject to constraint. Incentive income is no longer constrained when it is probable that a significant reversal will not occur. Determining the amount of incentive income to record is subject to qualitative and quantitative factors including, where a fund is in its life-cycle, whether the Company has received or is entitled to receive incentive income distributions and potential sales of fund investments. The Company continuously evaluates whether there are additional considerations that could potentially impact the recognition of incentive income. To the extent that distributions have been received, but for which the recognition of incentive income is not appropriate, the Company will recognize a liability for unearned incentive income.
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
The Company adopted ASU 2014-09 using a modified retrospective application approach as of the beginning of the first quarter of 2018 to all contracts within the scope of the standard as of the date of adoption. As a result of the adoption of ASU 2014-09, the Company recognized certain incentive income earlier than as prescribed under guidance in effect for fiscal year 2017, as the threshold for recognition of incentive income under ASU 2014-09 is lower than under the previous standard. The Company recognized an opening adjustment to shareholders’ equity of $117.0 million, which is net of $11.3 million of income tax, of which $41.9 million was attributable to Class A shareholders.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

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
None of the other changes to GAAP that went into effect in the six months ended June 30, 2018 had a material effect on the Company’s consolidated financial statements.
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
3. NONCONTROLLING INTERESTS AND OZ OPERATING GROUP OWNERSHIP
Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and primarily relate to the Group A Units held by the Company’s executive managing directors. Net (loss) income attributable to the Group A Units is driven by the earnings of the Oz Operating Group.
The following table presents the components of the net (loss) income attributable to noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Group A Units	$(21,915)	$22,010	$(13,545)	$31,645
Other	475	132	740	275
	$(21,440)	$22,142	$(12,805)	$31,920

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	June 30, 2018	December 31, 2017

	(dollars in thousands)
Group A Units	$415,066	$353,791
Other	4,820	4,111
	$419,886	$357,902
The Preferred Units and fund investors’ interests in certain consolidated funds are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following table presents the activity in redeemable noncontrolling interests:

	Six Months Ended June 30, 2018
	Consolidated Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$25,617	$420,000	$445,617
Capital contributions	37,285	—	37,285
Capital distributions	(10,348)	—	(10,348)
Comprehensive income	953	—	953
Ending Balance	$53,507	$420,000	$473,507
Oz Operating Group Ownership
The Company’s equity interest in the Oz Operating Group increased to 42.2% as of June 30, 2018, from 41.5% as of December 31, 2017, (excluding Group P Units, as they are not yet participating in the economics of the Oz Operating Group). Changes in the Company’s interest in the Oz Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan related to the settlement of Class A restricted share units (the “RSUs”) or Class A performance-based RSUs (the “PSUs”); (iii) the forfeiture of Group A Units and participating Group P Units by a departing executive managing director; and (iv) the repurchase of Class A Shares and Group A Units. The Company’s interest in the Oz Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs or PSUs. These increases will be offset upon any conversion by an executive managing director of Group D Units, which are not considered equity for GAAP purposes, into Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director. Additionally, the Company’s economic interest in the Oz Operating Group will decline when Group P Units begin to participate, as described in Note 10 in the Annual Report.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
United States government obligations, at fair value(1)	$250,790	$12,973
CLOs, at fair value	148,127	211,749
Other funds and joint ventures, equity method	34,194	14,252
Total Investments	$433,111	$238,974
_______________
(1) Held by the Oz Operating Group with balances maturing between August 16, 2018 and June 20, 2019.
In the second quarter of 2018, as a result of a recent court decision that vacates application of U.S. risk retention rules in certain CLO transactions, the Company sold certain of its investments in CLOs. The Company is still subject to EU risk retention rules, and therefore continues to hold investments in those CLOs.
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

•
Level III – Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable. The types of assets and liabilities that would generally be included in this category include CLOs, real estate investments, equity and debt securities issued by private entities, limited partnerships, certain corporate bonds, certain credit default swap contracts, certain bank

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

debt securities, certain commercial real estate debt, certain OTC derivatives, residential and commercial mortgage-backed securities, asset-backed securities, collateralized debt obligations and investments in affiliated credit funds.
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
Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2018:

	As of June 30, 2018
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
United States government obligations	$32,719	$—	$—	$32,719

Included within investments:
United States government obligations	$250,790	$—	$—	$250,790
CLOs(1)	$—	$—	$148,127	$148,127

Investments of consolidated funds:
Bank debt	$—	$47,491	$32,515	$80,006
_______________
(1) As of June 30, 2018, investments in CLOs had contractual principal amounts of $136.1 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

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
Reconciliation of Fair Value Measurements Categorized within Level III
The Company assumes that any transfers between Level I, Level II or Level III occur at the beginning of the reporting period presented. Gains and losses, excluding those of the consolidated funds are recorded within net (losses) gains on investments in funds and joint ventures in the consolidated statements of comprehensive income (loss), and gains and losses of the consolidated funds are recorded within net (losses) gains of consolidated funds. Foreign exchange gains and losses on non-U.S. Dollar investments are also included within gains and losses in the tables below.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

The following table summarizes the changes in the Company’s Level III investments for the three months ended June 30, 2018:

	March 31, 2018	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	June 30, 2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$286,970	$—	$—	$29,827	$(162,145)	$(6,525)	$148,127

Investments of consolidated funds:
Bank debt	$19,134	$9,410	$(2,705)	$42,537	$(35,986)	$125	$32,515
The following table summarizes the changes in the Company’s Level III investments for the three months ended June 30, 2017:

	March 31, 2017	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	June 30, 2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$22,048	$—	$—	$20,200	$—	$1,475	$43,723

Investments of consolidated funds:
Bank debt	$16,663	$5,207	$(13,255)	$37,771	$(8,122)	$1,074	$39,338
In addition, in the second quarter of 2017, the Company consolidated a CLO, the amounts related to the initial consolidation of the CLO are reflected in the investment purchases in the tables above.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

The following tables summarize the changes in the Company’s Level III assets and liabilities for the six months ended June 30, 2018:

	December 31, 2017	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	June 30, 2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$211,749	$—	$—	$106,449	$(164,920)	$(5,151)	$148,127

Investments of consolidated funds:
Bank debt	$18,807	$3,642	$(415)	$71,816	$(61,669)	$334	$32,515
The following tables summarize the changes in the Company’s Level III assets and liabilities for the six months ended June 30, 2017:

	December 31, 2016	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	June 30, 2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$21,341	$—	$—	$20,200	$—	$2,182	$43,723

Investments of consolidated funds:
Bank debt	$18,127	$4,323	$(16,478)	$65,268	$(33,242)	$1,340	$39,338
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
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(4,729)	$1,475	$(3,368)	$2,182

Investments of consolidated funds:
Bank debt	$4	$272	$76	$385

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

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
Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations, approximated their fair values as of June 30, 2018. The 2018 Term Loan and the CLO Investments Loans (each as defined in Note 8) are categorized as Level III within the fair value hierarchy. The fair value of the 2018 Term Loan and the CLO Investments Loans were determined using independent pricing services.
Loans Sold to CLOs Managed by the Company
During the six months ended June 30, 2018 and June 30, 2017, the Company sold $29.8 million and $10.3 million of loans to CLOs managed by the Company, respectively. These loans were previously purchased by the Company in the open market, and were sold for cash at cost to the CLOs. The loans were accounted for as transfers of financial assets and met the criteria for derecognition under GAAP.
The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold the loans discussed above. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issues by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. During the six months ended June 30, 2018, the Company made investments of $24.9 million related to these retained interests. As of June 30, 2018 and December 31, 2017, the Company’s investments in these retained interests had a fair value of $93.2 million and $70.4 million, respectively. The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the six months ended June 30, 2018, the Company received $4.3 million of interest and principal payments related to the retained interests. In the six months ended June 30, 2017, the Company received no interest or principal payments related to the retained interests.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

The Company uses independent pricing services to value its investments in the CLOs, including the retained interests, and therefore the only key assumption is the price provided by such service. A corresponding adverse change of 10% or 20% on price would have a corresponding impact on the fair value of the Company’s investments in CLOs.
5. VARIABLE INTEREST ENTITIES
In the ordinary course of business, the Company sponsors the formation of funds that are considered VIEs. See Note 2 of the Company’s Annual Report for a discussion of entities that are VIEs and the evaluation of those entities for consolidation by the Company.
The table below presents the assets and liabilities of VIEs consolidated by the Company:

	June 30, 2018	December 31, 2017

	(dollars in thousands)
Assets
Assets of consolidated funds:
Investments of consolidated funds, at fair value	$80,006	$43,366
Other assets of consolidated funds	45,021	13,331
Total Assets	$125,027	$56,697

Liabilities
Liabilities of consolidated funds:
Other liabilities of consolidated funds	51,093	11,340
Total Liabilities	$51,093	$11,340
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
JUNE 30, 2018

The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	June 30, 2018	December 31, 2017

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$9,964,144	$8,300,163

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned revenues	57,616	144,124
Income and fees receivable	11,844	24,953
Investments in funds	159,356	222,192
Maximum Exposure to Loss	$228,816	$391,269
6. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	June 30, 2018	December 31, 2017

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$54,269	$53,419
Computer hardware and software	46,727	44,190
Furniture, fixtures and equipment	8,595	8,571
Accumulated depreciation and amortization	(63,181)	(58,671)
Fixed assets, net	46,410	47,509
Goodwill	22,691	22,691
Prepaid expenses	9,339	12,862
Loans held for sale	—	29,110
Other	5,015	4,189
Total Other Assets, Net	$83,455	$116,361

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

7. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	June 30, 2018	December 31, 2017

	(dollars in thousands)
Accrued expenses	$24,404	$21,955
Legal provision(1)	13,000	—
Deferred rent credit	7,238	8,283
Uncertain tax positions	7,000	7,000
Interest payable	4,214	2,970
Loan trades payable	—	29,110
Other	9,386	5,804
Total Other Liabilities	$65,242	$75,122
_______________

(1)	Legal provision represents accruals for certain contingencies discussed in Note 15.

8. DEBT OBLIGATIONS
As of June 30, 2018, the Company’s indebtedness outstanding was primarily comprised of the 2018 Term Loan and the CLO Investments Loans (each as defined below).
2018 Term Loan and Revolving Credit Facility
On April 10, 2018 (the “Closing Date”), OZ Management LP, as borrower, (the “Borrower”), and certain other subsidiaries of the Company, as guarantors, entered into a senior secured credit and guaranty agreement (the “Senior Credit Agreement”) consisting of (i) a $250.0 million term loan (the “2018 Term Loan”) and (ii) a $100.0 million revolving credit facility (the “2018 Revolving Credit Facility”). As of June 30, 2018, $200.0 million remained outstanding under the 2018 Term Loan. The Company has not made any drawn-downs under the 2018 Revolving Credit Facility.
The 2018 Term Loan matures April 10, 2023, and the 2018 Revolving Credit Facility initially matures October 10, 2022. The maturity date of both the 2018 Term Loan and the 2018 Revolving Credit Facility may be extended pursuant to the terms of the Senior Credit Agreement. The proceeds from the 2018 Term Loan together with cash on hand were used to redeem the $400.0 million Senior Notes (as defined in the Company’s Annual Report) that were due in 2019. In connection with entry into the 2018 Senior Credit Agreement, the Company also terminated all commitments under the Company’s 2014 revolving credit facility.
The 2018 Term Loan bears interest at a per annum rate equal to, at the Company’s option, one, three or six month (or twelve months with the consent of each lender) LIBOR plus 4.75%, or a base rate plus 3.75%. Borrowings under the 2018 Revolving Credit Facility bear interest at a per annum rate equal to, at the Company’s option, one, three or six month (or twelve months with the consent of each lender), LIBOR plus 1.75% to 2.75%, or a base rate plus 0.75% to 1.75%.
The Company is required to pay an undrawn commitment fee at a rate per annum equal to 0.20% to 0.75% of the undrawn portion of the commitments under the 2018 Revolving Credit Facility, computed on a daily basis. The LIBOR and base rate margins under the 2018 Revolving Credit Facility, as well as the amount of the commitment fee owed by the Company under the 2018 Revolving Credit Facility, are based on the Company’s corporate rating.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

The obligations under the Senior Credit Agreement are guaranteed by the Oz Operating Partnerships and are secured by a lien on substantially all of the Oz Operating Partnerships’ assets, subject to certain exclusions.
The Senior Credit Agreement contains two financial maintenance covenants. The first financial maintenance covenant states that the Company’s total fee-paying assets under management as of the last day of any fiscal quarter must be greater than $20.0 billion, and the second states that the total net leverage ratio (as defined in the agreement) as of the last day of any fiscal quarter must be less than (i) 3.00 to 1.00, or (ii) following the third anniversary of the Closing Date, 2.50 to 1.00. As of June 30, 2018, the Company was in compliance with the financial maintenance covenants.
The Senior Credit Agreement contains customary events of default. If an event of default under the Senior Credit Agreement occurs and is continuing, then, at the request (or with the consent) of the lenders holding a majority of the commitments and loans, upon notice by the administrative agent to the Borrower, the obligations under the Senior Credit Agreement shall become immediately due and payable. In addition, if the Borrower or any of its material subsidiaries becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Senior Credit Agreement will automatically become immediately due and payable.
CLO Investments Loans
The Company entered into loans to finance portions of investments in certain CLOs (collectively, the “CLO Investments Loans”). These loans are collateralized by the related investments in CLOs held by the Company. In general, the Company will make interest and principal payments on the loans at such time interest payments are received on its investments in the CLOs, and will make principal payments on the loans to the extent principal payments are received on its investments in the CLOs, with any remaining balance due upon maturity.
The loans are subject to customary events of default and covenants and include terms that require the Company’s continued involvement with the CLOs. The CLO Investments Loans do not have any financial maintenance covenants.
The table below presents information related to CLO Investments Loans as of June 30, 2018 and December 31, 2017. Carrying values presented below are net of discounts, if any, and unamortized deferred financing costs. The maturity date for each CLO Investments Loan is the earlier of the final maturity date presented in the table below or the date at which the Company no longer holds a risk retention investment in the respective CLO. As a result of a recent court decision that vacates application of U.S. risk retention rules in certain CLO transactions, the Company sold certain investments in CLOs and paid off the associated CLO Investments Loans.

Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			June 2018	December 2017

			(dollars in thousands)
November 28, 2016	EURIBOR plus 2.23%	December 15, 2023	$17,540	$18,041
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	17,213	17,217
July 21, 2017	LIBOR plus 1.43%	January 22, 2029	—	21,709
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,671	21,686
August 17, 2017	LIBOR plus 1.43%	April 30, 2030	—	22,922
September 14, 2017	LIBOR plus 1.41%	April 22, 2030	—	25,468
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	18,959	19,561
November 21, 2017	LIBOR plus 1.34%	May 15, 2030	—	26,202
January 26, 2018	EURIBOR plus 1.62%	January 31, 2025	17,725	—
February 21, 2018	LIBOR plus 1.27%	February 21, 2019	21,102	—
			$114,210	$172,806

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

CLO Financing Facility
On May 29, 2018, the Company, entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to facilitate secured borrowing transactions in the form of repurchase agreements to finance a portion of the risk retention investments in European CLOs managed by the Company. The borrowings will bear interest rates of the average effective interest rates of each class of securities comprising the securities sold under the repurchase agreements, plus a spread to be determined upon each borrowing. Each borrowing will have a set scheduled maturity date that will also be determined upon each borrowing. As of June 30, 2018, the CLO Financing Facility was undrawn.
9. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$44,394	$31,094	$88,800	$42,926
Credit
Opportunistic credit funds(1)	7,997	(3,704)	19,104	30,531
Institutional Credit Strategies	12,555	—	23,748	—
Real estate funds	5,077	6,324	9,841	11,091
Other	570	942	1,550	942
Total	$70,593	$34,656	$143,043	$85,490
_______________

(1)	Revenues for opportunistic credit funds is reflective of a contract modification that resulted in an offset to previously recognized revenues.
A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, for which incentive income has not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. The following table presents the activity in the Company’s unearned incentive income for the six months ended June 30, 2018:

Unearned Incentive Income
(dollars in thousands)
Balance as of December 31, 2017	$143,710
Effects of adoption of ASU 2014-09	(99,422)
Amounts collected during the period	23,336
Amounts recognized during the period	(10,369)
Balance as of June 30, 2018	$57,255
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

The following table presents the composition of the Company’s income and fees receivable as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

	(dollars in thousands)
Management fees	$25,378	$21,242
Incentive income	33,794	333,214
Income and Fees Receivable	$59,172	$354,456
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
The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of comprehensive income (loss):

	Six Months Ended June 30,
	2018	2017

	(dollars in thousands)
Expense recorded within compensation and benefits	$45,537	$41,438
Corresponding tax benefit	$3,820	$3,658
The following tables present activity related to the Company’s unvested equity awards for the six months ended June 30, 2018:

	Equity-Classified Awards		Liability-Classified Awards		Equity-Classified Awards
	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested PSUs	Weighted-Average Grant-Date Fair Value
December 31, 2017	14,530,602	$4.67	—	$—	—	$—
Granted	31,306,251	$2.45	72,017	$2.04	10,000,000	$1.18
Vested	(2,463,747)	$4.43	—	$—	—	$—
Canceled or forfeited	(7,084,279)	$3.18	—	$—	—	$—
Modified from Group A Units and Group P Units	6,407,968	$6.36	7,345,991	$6.36	—	$—
June 30, 2018	42,696,795	$3.56	7,418,008	$6.32	10,000,000	$1.18

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

	Group A Units		Group P Units
	Unvested Group A Units	Weighted-Average Grant-Date Fair Value	Unvested Group P Units	Weighted-Average Grant-Date Fair Value
December 31, 2017	8,410,663	$9.77	71,850,000	$1.25
Vested	(1,574,811)	$9.93	—	$—
Canceled or forfeited	—	$—	(500,000)	$1.25
Modified to RSUs	(6,000,000)	$9.75	(29,000,000)	$1.25
June 30, 2018	835,852	$9.67	42,350,000	$1.25
Restricted Share Units (RSUs)
In the three months ended March 31, 2018, a certain executive managing director forfeited 6,000,000 Group A Units and 29,000,000 Group P Units for RSUs and certain other profit-sharing interests. The forfeiture of the Partner Equity Units was accounted for as a modification to 6,407,968 equity-classified RSUs and 7,345,991 liability-classified RSUs, and other awards. The fair value of the modified awards was $6.36 per RSU and was based on the fair value of the original awards immediately before they were modified. The Company will continue to recognize at least the minimum compensation expense that would have been previously recognized prior to the modification.
As of June 30, 2018, total unrecognized compensation expense related to equity-classified awards totaled $114.2 million with a weighted-average amortization period of 3.0 years. As of June 30, 2018, total unrecognized compensation expense related to liability-classified awards totaled $37.9 million with a weighted-average amortization period of 3.92 years. See the Company’s Annual Report for additional information regarding RSUs.
The following table presents information related to the settlement of RSUs:

	Six Months Ended June 30,
	2018	2017

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$4,133	$918
Fair value of RSUs settled in cash	$276	$—
Fair value of RSUs withheld to satisfy tax withholding obligations	$2,364	$630
Number of RSUs withheld to satisfy tax withholding obligations	1,075,925	276,648
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
In the six months ended June 30, 2018, the Company granted 10,000,000 of PSUs, at the weighted average grant date fair value $1.18 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 35%, dividend rate of 10%, and risk-free discount rate of 2.6%. The Company used historical volatility in its estimate of the expected volatility. As of June 30, 2018, total unrecognized compensation expense related to these units totaled $10.3 million with a weighted-average amortization period of 2.7 years.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

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
Group A Units
As of June 30, 2018, total unrecognized compensation expense related to these units totaled $7.2 million with a weighted-average amortization period of 1.8 years. See the Company’s Annual Report for additional information regarding the Group A Units.
Group P Units
As of June 30, 2018, total unrecognized compensation expense related to the Group P Units totaled $33.2 million with a weighted-average amortization period of 2.3 years. See the Company’s Annual Report for additional information regarding the Group P Units.
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
The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 7.0% and 8.3% for the three months ended June 30, 2018 and 2017, respectively, and -2.4% and 26.9% for the six months ended June 30, 2018 and 2017, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the Company’s consolidated net income is not subject to federal, state and local corporate income taxes in the United States, as these amounts are allocated to the executive managing directors on their Group A Units; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; and (iii) certain foreign subsidiaries are subject to foreign corporate income taxes.
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA includes a broad range of tax reforms including a reduction in the corporate income tax rate to 21% from 35%, effective January 1, 2018. The Company considers all amounts recorded as a result of the TCJA to be provisional and subject to revision. The Company’s provisional amounts, including the remeasurement of the Company’s deferred income tax assets and related tax receivable agreement liability, are based on reasonable and supportable assumptions as of June 30, 2018. Any revisions will be treated in accordance with the measurement period guidance allowing for a period of up to one year after the enactment date of the TCJA to finalize the recording of the impact. There were no measurement period adjustments recognizes during the six months ended June 30, 2018.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets.
As of June 30, 2018 and December 31, 2017, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the six months ended June 30, 2018, the Company did not accrue interest or penalties related to uncertain tax positions. As of June 30, 2018, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.3 million as of June 30, 2018.
12. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Professional services	$9,035	$8,608	$22,506	$21,756
Occupancy and equipment	7,830	7,574	14,295	18,477
Information processing and communications	6,607	7,182	13,401	14,211
Recurring placement and related service fees	4,161	5,217	8,510	10,661
Insurance	1,835	1,924	3,687	3,884
Business development	1,163	2,213	2,253	4,970
Other expenses	4,878	2,447	8,707	7,134
	35,509	35,165	73,359	81,093
Legal provision(1)	13,000	—	13,000	—
Total General, Administrative and Other	$48,509	$35,165	$86,359	$81,093
_______________

(1)	Legal provision represents accruals for certain contingencies discussed in Note 15.
13. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended June 30, 2018 and 2017 the Company included 1,379,658 and 978,294 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share. For the six months ended June 30, 2018 and 2017, the Company included 1,609,216 and 1,150,924 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.
The Company did not include the Group P Units or PSUs in the calculations of dilutive (loss) earnings per Class A Share, as the applicable market performance conditions have not yet been met as of June 30, 2018.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

The following tables present the computation of basic and diluted earnings per Class A Share:

Three Months Ended June 30, 2018	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(12,256)	192,562,459	$(0.06)
Effect of dilutive securities:
Group A Units	—	—		261,489,478
RSUs	—	—		48,864,653
Diluted	$(12,256)	192,562,459	$(0.06)

Three Months Ended June 30, 2017	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$13,098	186,142,576	$0.07
Effect of dilutive securities:
Group A Units	—	—		267,489,478
RSUs	—	—		22,901,428
Diluted	$13,098	186,142,576	$0.07

Six Months Ended June 30, 2018	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(8,766)	192,397,606	$(0.05)
Effect of dilutive securities:
Group A Units	—	—		263,014,340
RSUs	—	—		41,849,870
Diluted	$(8,766)	192,397,606	$(0.05)

Six Months Ended June 30, 2017	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$5,934	186,183,971	$0.03
Effect of dilutive securities:
Group A Units	—	—		277,193,212
RSUs	—	—		21,324,651
Diluted	$5,934	186,183,971	$0.03

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

14. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors under the tax receivable agreement, as discussed further in Note 15. The Company made no payments under the tax receivable agreement in the six months ended June 30, 2018 and 2017.
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.
Management Fees and Incentive Income Earned from Related Parties and Waived Fees
As of June 30, 2018 and 2017, respectively, approximately $2.4 billion and $2.6 billion of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of June 30, 2018 and 2017, approximately 28% and 67%, of these affiliated assets under management were not charged management fees and were not subject to an incentive income calculation.
The following table presents management fees and incentive income charged on investments held by related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$4,391	$2,643	$6,473	$5,334
Incentive income	$1,190	$457	$2,454	$2,335
Corporate Aircraft
The Company’s corporate aircraft were used for business purposes. From time to time, certain executive managing directors used the aircraft for personal use. For the three and six months ended June 30, 2017, the Company charged $69 thousand and $360 thousand, respectively, for personal use of the aircraft by certain executive managing directors. The Company sold its aircraft during the year ended December 31, 2017.
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
JUNE 30, 2018

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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Oz Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will vary based upon these and a number of other factors. As of June 30, 2018, the estimated future payment under the tax receivable agreement was $280.0 million, which is recorded in due to related parties on the consolidated balance sheets.
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
On May 5, 2014, a purported class of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserted claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014. Daniel Och, Joel Frank and Michael Cohen were also named as defendants. On March 16, 2015, all defendants moved to dismiss the amended complaint. On February 17, 2016, the court entered an order granting in part the motion to dismiss filed by the Company and Messrs. Och and Frank and dismissing Mr. Cohen from the action. On March 23, 2016, the Company and Messrs. Och and Frank filed their answer to the amended complaint. On November 18, 2016, plaintiffs filed a second amended complaint asserting claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from November 18, 2011 to April 11, 2016. The second amended complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters that were under investigation by the SEC and the DOJ, and names the Company and Messrs. Och, Frank and Cohen as defendants. On November 23, 2016, Mr. Cohen objected to being named as a defendant in the second amended complaint on procedural grounds. On December 21, 2016, the court directed the plaintiffs to file a motion for permission to renew their claims against Mr. Cohen. Plaintiffs filed their motion on January 7, 2017. On January 11, 2017, the Company filed a motion to dismiss those portions of the second amended complaint that seek to revive dismissed claims or assert new claims against it, and Messrs. Och and Frank filed motions to dismiss as well. On September 29, 2017, the Court granted the Company’s motion to dismiss in its entirety and dismissed Plaintiffs’ revived claims and new claims against the Company and Messrs. Och and Frank. The Court also dismissed Mr. Cohen from the case entirely and denied Plaintiffs’ request to file a further amended complaint. The Company believes the pending case is without merit and we are defending it vigorously.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

During the second quarter of 2018, the Company recorded a $10.0 million legal provision accrual, and an additional $18.8 million of loss is deemed reasonably possible, but not probable, and has not been accrued for as of June 30, 2018.
In addition, in U.S. v. Oz Africa Management GP, LLC, Cr. No. 16-515 (NGG) (EDNY), certain former shareholders of a Canadian mining company filed a letter with the court stating they plan to seek restitution at the sentencing hearing for Oz Africa Management GP, LLC. The Company believes the threatened claim is without merit and intends to defend it vigorously. The Company is unable to reasonably estimate an amount, if any, of loss or range of loss possible for this matter.
Investment Commitments
From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds, including the Company if it is an investor in the relevant fund.
The Company has unfunded capital commitments of $25.5 million to certain funds it manages. It expects to fund these commitments over the next three years. In addition, certain related parties of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $70.1 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
Other Contingencies
During the second quarter of 2018, the Company recorded a $3.0 million legal provision accrual to resolve a commercial dispute. The Company does not believe that it will incur any additional loss related to this matter.
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
JUNE 30, 2018

Economic Income is a measure of pre-tax operating performance that excludes the following from the Company’s results on a GAAP basis:

•
Income allocations to the Company’s executive managing directors on their direct interests in the Oz Operating Group. Management reviews operating performance at the Oz Operating Group level, where substantially all of the Company’s operations are performed, prior to making any income allocations.

•
Equity-based compensation expenses, depreciation and amortization expenses, changes in the tax receivable agreement liability, net losses on early retirement of debt, gains and losses on fixed assets, and gains and losses on investments in funds, as management does not consider these items to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

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
Management does not regularly review assets by operating segment in assessing operating segment performance and the allocation of company resources; therefore, the Company does not present total assets by operating segment. Substantially all interest income and all interest expense related to indebtedness outstanding is allocated to the Oz Funds segment.
Oz Funds Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Oz Funds Segment:
Economic Income Revenues	$93,738	$134,885	$207,385	$261,609
Economic Income	$5,618	$64,677	$56,893	$108,123

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
JUNE 30, 2018

Reconciliation of Oz Funds Segment Revenues to Consolidated Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Total consolidated revenues	$109,766	$148,946	$238,176	$288,098
Adjustment to management fees(1)	(4,477)	(5,217)	(9,218)	(10,661)
Adjustment to other revenues(2)	—	(1,258)	(39)	(1,258)
Other Operations revenues	(10,901)	(6,618)	(20,300)	(13,107)
Income of consolidated funds	(650)	(968)	(1,234)	(1,463)
Economic Income Revenues - Oz Funds Segment	$93,738	$134,885	$207,385	$261,609
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude realized gains on sale of fixed assets.
Reconciliation of Oz Funds Segment Economic Income to Net (Loss) Income Attributable to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(12,256)	$13,098	$(8,766)	$5,934
Change in redemption value of Preferred Units	—	—	—	2,853
Net (Loss) Income Attributable to Och-Ziff Capital Management Group LLC—GAAP	$(12,256)	$13,098	$(8,766)	$8,787
Net (loss) income attributable to Group A Units	(21,915)	22,010	(13,545)	31,645
Equity-based compensation, net of RSUs settled in cash	23,366	22,960	45,261	41,438
Adjustment to recognize deferred cash compensation in the period of grant	1,974	(274)	14,757	(412)
Income taxes	(2,524)	3,244	488	15,300
Net losses on early retirement of debt	14,303	—	14,303	—
Allocations to Group D Units	887	—	2,277	3,360
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	555	3,793	393	5,772
Depreciation, amortization and net gains and losses on fixed assets	2,794	1,244	5,166	5,456
Other adjustments	1,010	(324)	602	(1,197)
Other Operations	(2,576)	(1,074)	(4,043)	(2,026)
Economic Income - Oz Funds Segment	$5,618	$64,677	$56,893	$108,123
17. SUBSEQUENT EVENTS
Dividend
On August 2, 2018, the Company announced a cash dividend of $0.02 per Class A Share. The dividend is payable on August 20, 2018, to holders of record as of the close of business on August 13, 2018.

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
Overview
Changes in Debt Obligations
In the second quarter of 2018, we repaid our $400.0 million senior notes issued in 2014 (the “Senior Notes”) and entered into a new credit and guarantee agreement (the “Senior Credit Agreement”) that includes a $250.0 million term loan facility (the “2018 Term Loan”) and a $100.0 million revolving credit facility which remained undrawn (the “2018 Revolving Credit Facility”). We voluntarily pre-paid $50.0 million of the 2018 Term Loan during the second quarter. As of June 30, 2018, the balance outstanding under the 2018 Term Loan was $200.0 million.
In addition, as a result of a recent court decision that vacates application of U.S. risk retention rules in certain CLO transactions, we sold a net of $134.8 million of risk retention investments in certain of our U.S. CLOs and repaid $118.2 million of related financing during the second quarter of 2018.
Effects of Adoption of Revenue Recognition Standard
In the first quarter of 2018, we adopted new revenue recognition accounting guidance, which resulted in the acceleration of $128.3 million of previously accrued but unrecognized incentive income through an adjustment to opening equity. As it relates to Economic Income, amounts related to the Company’s real estate funds were partially offset by related compensation and benefits expense of $43.7 million on an Economic Income basis. As it relates to GAAP, the adoption of the accounting guidance did not impact the recognition of compensation and benefits as such amounts have already been recognized as expense.
Overview of Our Financial Results
We reported GAAP net loss attributable to Class A Shareholders of $12.3 million for the second quarter of 2018, compared to net income of $13.1 million for the second quarter of 2017, and GAAP net loss of $8.8 million for the first half of 2018, compared to income of $5.9 million for the first half of 2017.
The quarter-to-date and year-to-date periods losses were primarily due to lower incentive income and management fees, as well as net losses incurred on early retirement of debt and a legal provision accrual for certain matters, as well as higher compensation and benefits. These decreases in earnings were partially offset by lower income tax expense and higher interest income earned on investments in CLOs.
Economic Income was $8.2 million for the second quarter of 2018, compared to $65.8 million for the second quarter of 2017. The quarter-to-date decline was primarily due to lower incentive income and management fees, a legal provision accrual for certain matters, as well as an increase in compensation and benefits expenses. These decreases in earnings were partially offset by higher interest income earned on investments in CLOs.
Economic Income was $60.9 million for the first half of 2018, compared to $110.1 million for the first half of 2017. The year-to-date decline was primarily due to lower incentive income and management fees, as well as a legal provision accrual for certain matters. These decreases were partially offset by lower compensation and benefits expenses and higher interest income earned on investments in CLOs.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year over year change in Economic Income, please see “—Economic Income Analysis.”

Overview of Assets Under Management and Fund Performance
Assets under management totaled $33.9 billion as of June 30, 2018. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $19.6 billion, comprising 58% of our total assets under management as of June 30, 2018. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $21.2 billion, comprising 63% of assets under management as of June 30, 2018.
Assets under management in our multi-strategy funds totaled $12.7 billion as of June 30, 2018, decreasing $3.4 billion, or 21%, year-over-year. This change was driven by net capital outflows of $3.8 billion, primarily in the Oz Master Fund, our largest multi-strategy fund, partially offset by performance-related appreciation of $1.0 billion. Also contributing to the decrease was $595.0 million of distributions to investors in certain smaller funds that we have decided to close.
Oz Master Fund generated a gross return of 6.2% and a net return of 4.4% year-to-date through June 30, 2018. Oz Master Fund’s return was broad based, with positive performance in all of its major strategies. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Oz Master Fund.
Assets under management in our dedicated credit products totaled $18.3 billion as of June 30, 2018, increasing $4.4 billion, or 32%, year-over-year. This change was driven by capital net inflows of $4.0 billion and performance-related appreciation of $560.9 million, partially offset by $157.0 million of distributions and other reductions primarily in our closed-end opportunistic credit funds.
Assets under management in our opportunistic credit funds totaled $5.5 billion as of June 30, 2018, increasing $177.9 million, or 3%, year-over-year. This change was driven by $582.5 million of performance-related appreciation, partially offset by $247.6 million of net outflows and $157.0 million of distributions in our closed-end opportunistic credit funds.
Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 8.9% and a net return of 6.2% year-to-date through June 30, 2018. Performance was broad-based with gains across both the corporate and structured credit strategies. Assets under management for the fund were $1.8 billion as of June 30, 2018.
Assets under management in Institutional Credit Strategies totaled $12.7 billion as of June 30, 2018, increasing $4.2 billion, or 50%, year-over-year. The increase was driven primarily by the closing of additional CLOs. Additionally, in June 2018, in partnership with GE Capital Aviation Services, we closed a $696.0 million aircraft securitization, STARR 2018-1, where we will serve as the asset manager.
Assets under management in our real estate funds totaled $2.5 billion as of June 30, 2018, decreasing $78.5 million, or 3%, year-over-year. Since inception through June 30, 2018, the gross internal rate of return (“IRR”) was 33.1% and 21.8% net for Och-Ziff Real Estate Fund II (for which the investment period ended in 2014), and 25.1% gross and 15.9% net for Och-Ziff Real Estate Fund I (for which the investment period ended in 2010).
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
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of June 30, 2018, approximately 7% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 28% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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
Appreciation (depreciation) in the tables below reflects the aggregate net capital appreciation (depreciation) for the entire period and is presented on a total return basis, net of all fees and expenses (except incentive income on Special Investments), and includes the reinvestment of all dividends and other income. Management fees and incentive income vary by product. CLOs included within Institutional Credit Strategies are reflected at principal value and any change in appreciation/(depreciation) reflects a change in the par value of the underlying collateral within the CLOs or foreign currency translation changes in the measurement of assets under management of our European CLOs.

Summary of Changes in Assets Under Management
The tables below present the changes to our assets under management for the respective periods based on the type of funds or investment vehicles we manage.

	Three Months Ended June 30, 2018
	March 31, 2018	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2018

	(dollars in thousands)
Multi-strategy funds	$13,325,230	$(366,710)	$(491,023)	$235,571	$12,703,068
Credit
Opportunistic credit funds	5,424,991	(51,237)	(2,801)	148,468	5,519,421
Institutional Credit Strategies	11,176,106	1,621,887	—	(50,666)	12,747,327
Real estate funds	2,471,498	77,804	(9,917)	(33)	2,539,352
Other	438,734	(34,599)	(5,087)	169	399,217
Total	$32,836,559	$1,247,145	$(508,828)	$333,509	$33,908,385

	Three Months Ended June 30, 2017
	March 31, 2017	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2017

	(dollars in thousands)
Multi-strategy funds	$17,702,471	$(2,205,158)	$—	$593,729	$16,091,042
Credit
Opportunistic credit funds	5,284,848	(27,660)	—	84,334	5,341,522
Institutional Credit Strategies	8,014,361	510,198	—	(9,748)	8,514,811
Real estate funds	2,231,786	417,184	(31,166)	28	2,617,832
Other	684,368	(70,960)	—	19,044	632,452
Total	$33,917,834	$(1,376,396)	$(31,166)	$687,387	$33,197,659

	Six Months Ended June 30, 2018
	December 31, 2017	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2018

	(dollars in thousands)
Multi-strategy funds	$13,695,040	$(918,380)	$(594,991)	$521,399	$12,703,068
Credit
Opportunistic credit funds	5,513,618	(150,077)	(118,786)	274,666	5,519,421
Institutional Credit Strategies	10,136,991	2,653,517	—	(43,181)	12,747,327
Real estate funds	2,495,190	77,804	(33,593)	(49)	2,539,352
Other	587,723	(35,169)	(159,258)	5,921	399,217
Total	$32,428,562	$1,627,695	$(906,628)	$758,756	$33,908,385

	Six Months Ended June 30, 2017
	December 31, 2016	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	June 30, 2017

	(dollars in thousands)
Multi-strategy funds	$21,084,548	$(6,364,276)	$—	$1,370,770	$16,091,042
Credit
Opportunistic credit funds	5,376,080	(239,581)	(19,769)	224,792	5,341,522
Institutional Credit Strategies	8,019,510	513,651	—	(18,350)	8,514,811
Real estate funds	2,213,364	451,397	(47,599)	670	2,617,832
Other	1,186,801	(566,008)	(30,016)	41,675	632,452
Total	$37,880,303	$(6,204,817)	$(97,384)	$1,619,557	$33,197,659
In the six months ended June 30, 2018, our funds experienced performance-related appreciation of $758.8 million and net inflows of $1.6 billion. The net inflows were comprised of $3.5 billion of gross inflows, primarily due to launches of new CLOs, and $1.9 billion of gross outflows due to redemptions. We also had $906.6 million in distributions and other reductions related to closed-end funds that are in the process of realizing investments and making distributions to investors in those funds, as well as to certain smaller funds that we have decided to close. Our outflows in the first half of 2018 started to normalize. In the first half of 2018, excluding Institutional Credit Strategies products, our largest source of gross inflows was from pensions, related parties, and corporate, institutional, while related parties and pensions were our largest sources of gross outflows.
As of August 1, 2018, assets under management decreased to an estimated $33.5 billion from June 30, 2018, reflecting estimated performance-related depreciation of approximately $213.4 million, capital net outflows of approximately $200.5 million and distributions of $18.8 million since the end of the quarter.
In the six months ended June 30, 2017, our funds experienced performance-related appreciation of $1.6 billion and net outflows of $6.2 billion, which was comprised of $1.2 billion of gross inflows and $7.4 billion of gross outflows due to redemptions. We also had $97.4 million in distributions and other reductions related to investors in our other funds, closed-end opportunistic credit and real estate funds. We experienced elevated redemptions and reduced inflows in our multi-strategy funds during 2016 and early 2017 as a result of the investigation matter and the related inability to rely on Regulation D. In the first half of 2017, excluding Institutional Credit Strategies products, corporate, institutional and other, as well as pensions were the largest sources of our gross inflows, while pensions and private banks were our largest sources of gross outflows.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Weighted-average assets under management	$32,680,905	$31,929,871	$32,515,304	$32,543,110
Average management fee rates	0.81%	0.94%	0.83%	0.96%
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.98% to 2.25% of assets under management. For the second quarter of 2018, our multi-strategy funds had an average management fee rate of 1.29%.
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

	Assets Under Management as of June 30,		Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2018
			2018		2017
	2018	2017	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Oz Master Fund(1)	$11,104,223	$13,126,322	6.2%	4.4%	10.2%	7.5%	16.7%	(1)	11.7%	(1)
Oz Enhanced Master Fund	683,444	661,351	9.2%	6.7%	17.0%	12.7%	15.5%		10.6%
Other funds	915,401	2,303,369	n/m	n/m	n/m	n/m	n/m		n/m
	$12,703,068	$16,091,042
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Oz Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Oz Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Oz Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Oz Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of June 30, 2018, the gross and net annualized returns since the Oz Master Fund’s inception on January 1, 1998 were 13.1% and 8.9%, respectively.

The $3.4 billion, or 21%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $3.8 billion, primarily from the Oz Master Fund, our largest multi-strategy fund, and distributions of $595.0 million in certain other multi-strategy funds that we have decided to close. These decreases were partially offset by performance-related appreciation of $1.0 billion. In 2018, the largest sources of gross outflows from our multi-strategy funds were attributable to related parties and pensions.
For the first half of 2018, the Oz Master Fund generated a gross return of 6.2% and a net return of 4.4%. Oz Master Fund’s return was broad based, with positive performance in all of its major strategies.
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
Credit

	Assets Under Management as of June 30,
	2018	2017

	(dollars in thousands)
Opportunistic credit funds	$5,519,421	$5,341,522
Institutional Credit Strategies	12,747,327	8,514,811
	$18,266,748	$13,856,333
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.75% to 1.75% of the net asset value of these funds. For the second quarter of 2018, our opportunistic credit funds had an average management fee rate of 0.60%.

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

	Assets Under Management as of June 30,		Returns for the Six Months Ended June 30,				Annualized Returns Since Inception Through June 30, 2018
	2018	2017	2018		2017
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Oz Credit Opportunities Master Fund	$1,764,733	$1,704,647	8.9%	6.2%	8.3%	5.7%	17.5%	12.8%
Customized Credit Focused Platform	3,081,947	2,862,409	7.5%	5.6%	5.7%	4.2%	19.2%	14.5%
Closed-end opportunistic credit funds	224,081	311,341	See below for return information on our closed-end opportunistic credit funds.
Other funds	448,660	463,125	n/m	n/m	n/m	n/m	n/m	n/m
	$5,519,421	$5,341,522
_______________
n/m not meaningful
Assets under management in our opportunistic credit funds increased by $177.9 million, or 3%, year-over-year. This change was driven by $582.5 million of performance-related appreciation, partially offset by $247.6 million of net outflows and $157.0 million of distributions in the Company’s closed-end opportunistic credit funds.
For the first half of 2018, the Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 8.9% and a net return of 6.2%. For the first half of 2017, the OZ Credit Opportunities Master Fund, generated a gross return of 8.3% and a net return of 5.7%. Performance was broad-based with gains across both the corporate and structured credit strategies.

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

	Assets Under Management as of June 30,		Inception to Date as of June 30, 2018
					IRR
	2018	2017	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Oz European Credit Opportunities Fund (2012-2015)	$46,090	$70,301	$459,600	$305,487	16.3%	12.4%	1.5x
Oz Structured Products Domestic Fund II (2011-2014)	82,023	114,516	326,850	326,850	20.2%	15.9%	2.1x
Oz Structured Products Offshore Fund II (2011-2014)	84,196	112,978	304,531	304,531	17.8%	13.9%	1.9x
Oz Structured Products Offshore Fund I (2010-2013)	6,109	5,358	155,098	155,098	23.9%	19.2%	2.1x
Oz Structured Products Domestic Fund I (2010-2013)	5,486	4,770	99,986	99,986	22.8%	18.2%	2.0x
Other funds	177	3,418	168,250	168,250	n/m	n/m	n/m
	$224,081	$311,341	$1,514,315	$1,360,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of June 30, 2018, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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
Assets under management for Institutional Credit Strategies, which are primarily comprised of our CLOs, are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for Institutional Credit Strategies generally range from 0.35% to 0.50% of assets under management. For the second quarter of 2018, Institutional Credit Strategies had an average management fee rate of 0.41%.
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
The OZLM CLOs presented below are our U.S. CLOs, whereas the OZLME CLO are our European CLOs.

			Assets Under Management as of June 30,
	Initial Closing Date (Most Recent Refinance Date)	Deal Size	2018	2017

		(dollars in thousands)
CLOs
OZLM I	July 19, 2012 (July 24, 2017)	$523,550	$496,421	$496,498
OZLM II	November 1, 2012 (October 31, 2016)	560,100	508,227	509,060
OZLM III	February 20, 2013 (December 15, 2016)	653,250	607,892	608,724
OZLM IV	June 27, 2013 (September 15, 2017)	615,500	539,585	538,856
OZLM V	December 17, 2013 (March 16, 2017)	501,250	—	467,866
OZLM VI	April 16, 2014 (April 17,2018)	621,250	594,290	595,776
OZLM VII	June 26, 2014 (April 17, 2017)	824,750	792,034	795,428
OZLM VIII	September 9, 2014 (May 30, 2017)	622,250	593,984	595,685
OZLM IX	December 22, 2014 (March 2, 2017)	510,208	498,264	498,995
OZLM XI	March 12, 2015 (August 18, 2017)	541,532	515,151	489,818
OZLM XII	May 28, 2015	565,650	548,200	548,902
OZLM XIII	August 6, 2015	511,600	494,418	495,051
OZLM XIV	December 21, 2015 (June 4, 2018)	507,420	500,992	502,048
OZLM XV	December 20, 2016	409,250	395,505	396,489
OZLME I	December 15, 2016	430,490	465,059	455,766
OZLM XVI	June 8, 2017	410,250	400,021	401,172
OZLM XVII	August 3, 2017	512,000	497,830	—
OZLME II	September 14, 2017	494,708	462,407	—
OZLM XIX	November 21, 2017	610,800	600,329	—
OZLM XXI	January 26, 2018	510,600	500,956	—
OZLME III	January 31, 2018	509,118	466,138	—
OZLM XXII	February 22, 2018	509,200	466,967	—
OZLM XVIII	April 4, 2018	508,000	499,622	—
OZLM XX	May 11, 2018	464,150	447,813	—
		12,926,876	11,892,105	8,396,134
STARR 2018-1	June 27, 2018	696,000	680,231	—
Other funds	n/a	n/a	174,991	118,677
		$13,622,876	$12,747,327	$8,514,811
Assets under management in Institutional Credit Strategies totaled $12.7 billion as of June 30, 2018, increasing $4.2 billion, or 50%, year-over-year. The year-over-year increase in assets under management in Institutional Credit Strategies was driven primarily by the closing of additional CLOs. Additionally, in June 2018, in partnership with GE Capital Aviation Services, we closed a $696.0 million aircraft securitization, STARR 2018-1, where we will serve as the asset manager.
Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.

Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.75% to 1.50% of assets under management; however, management fees for Och-Ziff Real Estate Credit Fund I are based on invested capital. For the second quarter of 2018, our real estate funds had an average management fee rate of 0.82%.
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

	Assets Under Management as of June 30,
	2018	2017

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$13,478	$12,966
Och-Ziff Real Estate Fund II	143,803	294,066
Och-Ziff Real Estate Fund III	1,462,161	1,461,769
Och-Ziff Real Estate Credit Fund I	697,704	699,059
Other funds	222,206	149,972
	$2,539,352	$2,617,832

	Inception to Date as of June 30, 2018
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$386,198	$821,318	25.1%	15.9%	2.1x	$372,720	$817,196	26.6%	2.2x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	762,588	1,489,371	33.1%	21.8%	2.0x	597,465	1,268,929	37.3%	2.1x
Och-Ziff Real Estate Fund III (2014-2019)	1,500,000	884,669	1,358,779	33.9%	23.5%	1.5x	352,704	678,601	43.3%	1.9x
Och-Ziff Real Estate Credit Fund I(8) (2015-2019)	736,225	124,381	152,176	n/m	n/m	n/m	48,771	61,212	n/m	n/m
Other funds	291,991	196,352	270,818	n/m	n/m	n/m	58,018	107,117	n/m	n/m
	$3,775,805	$2,354,188	$4,092,462				$1,429,678	$2,933,055

	Unrealized Investments as of June 30, 2018
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$13,478	$4,122	0.3x
Och-Ziff Real Estate Fund II (2011-2014)(7)	165,123	220,442	1.3x
Och-Ziff Real Estate Fund III (2014-2019)	531,965	680,178	1.3x
Och-Ziff Real Estate Credit Fund I (2015-2019)(8)	75,610	90,964	n/m
Other funds	138,334	163,701	n/m
	$924,510	$1,159,407
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of June 30, 2018. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of June 30, 2018.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of June 30, 2018, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
Assets under management in our real estate funds decreased $78.5 million, or 3%, year-over-year. We continue to deploy capital in our real estate funds, while also realizing investments. In the first half of 2018, the real estate funds invested over $37 million and had full or partial realizations of two investments with MOICs of 2.1x and 2.2x. In total, we have committed approximately 65% of Och-Ziff Real Estate Fund III generating a 23.5% net return for investors since inception. Our Och-Ziff Real Estate Credit Fund I is currently 20% deployed.
Other
Our other assets under management are comprised of funds that are generally strategy-specific, including our equity and energy funds. Management fees for these funds range from 0.75% to 1.50% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the second quarter of 2018, our other funds had an average management fee rate of 0.56%.
Incentive income for our equity funds is generally 20% of realized and unrealized annual profits attributable to each investor. Incentive income related to the energy funds is generally 20% of cumulative realized profits attributable to each investor. Incentive income for these funds is subject to hurdle rates generally 3% to 8%.
Longer-Term Assets Under Management
As of June 30, 2018, approximately 58% of our assets under management were subject to initial commitment periods of three years or longer. Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	June 30, 2018
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$495,831	$11,361
Credit
Opportunistic credit funds	3,594,829	213,114
Institutional Credit Strategies	12,663,019	—
Real estate funds	2,539,351	114,567
Other	278,380	1,276
	$19,571,410	$340,318
We generally recognize incentive income on our longer-term assets under management in multi-strategy funds and open-end opportunistic credit funds at or near the end of their respective commitment periods, which are generally three to five years, when such amounts are probable of not significantly reversing. We may begin recognizing incentive income related to assets under management in its closed-end opportunistic credit funds and real estate funds after the conclusion of their respective investment period, when such amounts are probable of not significantly reversing. However, these investment periods may generally be extended for an additional one to two years.
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. See “—Weighted-Average Assets Under Management and Average Management Fee Rates” for information on our average management fee rate. See Note 9 to our consolidated financial statements included in this quarterly report for additional information regarding management fees.
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
We also issue Group D Units to executive managing directors. Group D Units are not considered equity under GAAP, and therefore no equity-based compensation expense is recognized related to these units when they are granted. Distributions to holders of Group D Units are included within compensation and benefits in the consolidated statements of comprehensive (loss) income. These distributions are accrued in the quarter in which the related income was earned and are paid out the following quarter at the same time distributions on the Group A Units and dividends on the Company’s Class A Shares are paid. A Group D Unit converts into a Group A Unit to the extent the Company determines that it has become economically equivalent to a Group A Unit, at which point it is considered a grant of equity-based compensation for GAAP purposes. Upon the conversion of Group D Units into Group A Units, we recognize a one-time charge for the grant-date fair value of the vested units and begin to amortize the grant-date fair value of the unvested units over the vesting period. As additional Group D Units are converted into Group A Units in the future, we may see increasing non-cash equity-based compensation expense related to these units, and these non-cash expenses could be material.
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
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding. See “—Liquidity and Capital Resources—Debt Obligations” and Note 8 to our consolidated financial statements included in this report for a summary of the terms related to these borrowings.
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
Other (Loss) Income
Changes in Tax Receivable Agreement Liability. Changes in tax receivable agreement liability consists of changes in our estimate of the future payments related to the tax receivable agreement that result from changes in future income tax savings due to changes in tax rates. See Note 15 to our consolidated financial statements included in this report for additional information.
Net Losses on Early Retirement of Debt. Net losses on early retirement of debt consist of net losses realized upon the early retirement of the amounts outstanding under our Senior Notes and certain CLO Investments Loans in the second quarter of 2018. These losses include the write-off of unamortized debt discounts and issuance costs, as well as other fees incurred in connection with the early retirement of debt.
Net (Losses) Gains on Investments in Funds and Joint Ventures. Net (losses) gains on investments in funds and joint ventures primarily consist of net gains and losses on investments in our funds.
Net (Losses) Gains of Consolidated Funds. Net (losses) gains of consolidated funds consist of net realized and unrealized gains and losses on investments held by the consolidated funds.
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

Net (Loss) Income Attributable to Noncontrolling Interests
Noncontrolling interests represent ownership interests in our subsidiaries held by parties other than us and are primarily made up of Group A Units. Increases or decreases in net (loss) income attributable to the Group A Units are driven by the earnings of the Oz Operating Group. See Note 3 for additional information regarding our ownership interest in the Oz Operating Group.
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
Results of Operations
Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Management fees	$70,593	$80,082	$143,043	$166,337
Incentive income	34,656	66,115	85,490	117,741
Other revenues	3,867	1,781	8,409	2,557
Income of consolidated funds	650	968	1,234	1,463
Total Revenues	$109,766	$148,946	$238,176	$288,098
Total revenues for the quarter-to-date period decreased by $39.2 million, primarily due to the following:

•
A $9.5 million decrease in management fees, driven primarily by a $9.9 million decrease in management fees from our multi-strategy funds and a $3.1 million decrease from our opportunistic credit funds, primarily due to a contract modification that resulted in an offset to previously recognized management fees in the current quarter. These decreases were partially offset by an increase of $4.2 million in Institutional Credit Strategies due to the launches of new CLOs and STARR 2018-01. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $31.5 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $30.3 million decrease in incentive income from our multi-strategy funds, primarily due to: (i) a $31.8 million decrease due to lower amounts earned from longer-term assets under management; and (ii) a $15.8 million decrease due to crystallization of incentive related to fund investor redemptions during the quarter. These decreases were partially offset by a $17.3 million increase related to assets subject to a one-year measurement period.
•Opportunistic credit funds. A $5.9 million decrease in incentive income from our opportunistic credit funds, primarily due to a $7.1 million decrease due to a contract modification that resulted in an offset to previously recognized incentive income in the current quarter. The decrease was partially offset by a $1.1 million increase related to longer-term assets under management.
•Real estate funds. A $4.7 million increase in incentive income from our real estate funds, as certain funds past their investment periods continue to harvest assets.

Total revenues for the year-to-date period decreased by $49.9 million, primarily due to the following:

•
A $23.3 million decrease in management fees, driven primarily by a $26.3 million decrease in management fees from our multi-strategy funds and a $2.8 million decrease from our opportunistic credit funds, primarily due to the impacts of a modification in terms requiring an offset to previously recognized management fees in the current quarter. These decreases were partially offset by an increase of $7.3 million related in Institutional Credit Strategies due to the launches of new CLOs. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $32.3 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $36.3 million decrease in incentive income from our multi-strategy funds, primarily due to: (i) a $36.7 million decrease due to lower amounts earned from longer-term assets under management; (ii) a $13.5 million decrease related to crystallization of incentive related to fund investor redemptions during the period; and (iii) a $1.7 million decrease due to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management. These decreases were partially offset by a $15.7 million increase related to assets subject to a one-year measurement period.
•Opportunistic credit funds. A $1.8 million decrease in incentive income from our opportunistic credit funds, primarily due to: (i) a $14.4 million decrease due to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management; and (ii) a $7.1 million decrease related to the impacts of a modification in terms requiring an offset to previously recognized incentive income in the current quarter. These decreases were partially offset by an $18.7 million increase in incentive from longer-term assets under management.
•Real estate funds. A $7.8 million increase in incentive income from our real estate funds, as certain funds past their investment periods continue to harvest assets.
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Compensation and benefits	$74,502	$69,679	$143,426	$139,622
Interest expense	7,505	5,152	14,103	11,432
General, administrative and other	48,509	35,165	86,359	81,093
Expenses of consolidated funds	24	460	108	544
Total Expenses	$130,540	$110,456	$243,996	$232,691
Total expenses for the quarter-to-date period increased by $20.1 million, primarily due to the following:

•	A $13.3 million increase in general, administrative and other expenses primarily due to a $13.0 million legal provision accrual related to certain matters described in Note 15.

•
A $4.8 million increase in compensation and benefits expenses, which was driven by a $4.8 million increase in bonus expense, primarily due to higher minimum bonus accruals, partially offset by a $1.2 million decrease in salaries and benefits expense, which was driven by lower headcount. Our global headcount decreased to 442 as of June 30, 2018 from 495 as of June 30, 2017. The remaining variance was driven by a combination of equity based compensation expenses and expenses related to distributions accrued on Group D Units.

•	A $2.4 million increase in interest expense driven by additional CLO Investments Loans entered into since the second quarter of 2017.

Total expenses for the year-to-date period increased by $11.3 million, primarily due to the following:

•
A $5.3 million increase in general, administrative and other expenses primarily due to a $13.0 million legal provision accrual related to certain matters described in Note 15, partially offset by reductions across various operating expenses as a result of expense savings initiatives.

•
A $3.8 million increase in compensation and benefits expenses, primarily driven by: (i) a $4.1 million increase in equity based compensation due to a higher average number of awards outstanding in the current year period; and (ii) a $3.6 million increase in bonus expense driven by higher minimum bonus accruals. These increases were partially offset by: (i) a $2.8 million decrease in salary and benefits due to a lower headcount, as described above; and (ii) a $1.1 million decrease in expenses related to distributions accrued on Group D Units, as fewer Group D Units were outstanding in the current year period.

•
A $2.7 million increase in interest expense driven primarily by expense incurred on additional CLO Investments Loans entered into since the second quarter of 2017, partially offset by a decrease in interest expense from the revolving credit facility we entered into in 2014 (the “2014 Revolving Credit Facility”) and the loan to finance installment payments towards the purchase of a corporate aircraft (the “Aircraft Loan”) that were repaid in the first quarter of 2017.

Other (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net losses on early retirement of debt	$(14,303)	$—	$(14,303)	$—
Net (losses) gains on investments in funds and joint ventures	(785)	65	(473)	786
Net (losses) gains of consolidated funds	(26)	385	466	620
Total Other (Loss) Income	$(15,114)	$450	$(14,310)	$1,406
Total other loss increased for the both quarter-to-date and year-to-date periods, primarily due to the $14.3 million loss recognized on early retirement of our Senior Notes and certain CLO Investments Loans.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Income taxes	$(2,524)	$3,244	$488	$15,300
Income tax expense for the quarter-to-date and year-to-date periods decreased by $5.8 million and $14.8 million, respectively. Tax expense was higher in 2017 for both the quarter-to-date and year-to-date periods primarily due to an increase in the valuation allowance in 2017, a decrease in pre-tax income in 2018 and a decrease in the U.S. statutory tax rate in 2018 to 21% from 35% as a result of the enactment of the TCJA.

Net (Loss) Income Allocated to Noncontrolling Interests
The following table presents the components of the net (loss) income allocated to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Group A Units	$(21,915)	$22,010	$(13,545)	$31,645
Other	475	132	740	275
Total	$(21,440)	$22,142	$(12,805)	$31,920

Redeemable noncontrolling interests	$332	$456	$953	$806

Net loss allocated to noncontrolling interests increased by $43.6 million and $44.7 million for the quarter-to-date and year-to-date periods, respectively. These increases were driven primarily by amounts attributable to the Group A Units due to lower profitability of the Oz Operating Group, primarily due to lower incentive income and management fees, net losses incurred on early retirement of debt and a legal provision accrual for certain matters, as well as higher compensation and benefits. These decreases in earnings were partially offset by higher interest income earned on investments in CLOs.
Net (Loss) Income Attributable to Class A Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders	$(12,256)	$13,098	$(8,766)	$5,934
Net loss attributable to Class A Shareholders increased by $25.4 million and $14.7 million for the quarter-to-date and year-to-date periods, respectively. These increases were primarily due to lower incentive income and management fees, as well as net losses incurred on early retirement of debt and a legal provision accrual for certain matters, as well as higher compensation and benefits. These decreases in earnings were partially offset by lower income tax expense and higher interest income earned on investments in CLOs.
In addition, the year-over-year decrease was partially offset by an adjustment to the redemption value of Preferred Units taken in the first half of 2017 in the amount $2.9 million that reduced the net income attributable to Class A Shareholders in that period.
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
Economic Income is a measure of pre-tax operating performance that excludes the following from our results on a GAAP basis:

•
Income allocations to our executive managing directors on their direct interests in the Oz Operating Group. Management reviews operating performance at the Oz Operating Group level, where substantially all of our operations are performed, prior to making any income allocations.

•
Equity-based compensation expenses, depreciation and amortization expenses, changes in the tax receivable agreement liability, net losses on early retirement of debt, gains and losses on fixed assets, and net gains and losses on investments in funds, as management does not consider these items to be reflective of operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement.

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
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Economic Income Revenues (Non-GAAP)

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$61,067	$5,049	$66,116	$69,581	$5,284	$74,865
Incentive income	28,921	5,735	34,656	64,821	1,294	66,115
Other revenues	3,750	117	3,867	483	40	523
Total Economic Income Revenues	$93,738	$10,901	$104,639	$134,885	$6,618	$141,503
Economic Income revenues for the quarter-to-date period decreased by $36.9 million, primarily due to the following:

•
An $8.7 million decrease in management fees, driven primarily by an $8.8 million decrease in management fees from multi-strategy funds due to lower assets under management and a $3.1 million decrease from our opportunistic credit funds, primarily due to a contract modification that resulted in an offset to previously recognized management fees in the current quarter. These decreases were partially offset by an increase of $3.9 million in Institutional Credit Strategies due to the launches of new CLOs and STARR 2018-01. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $31.5 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $30.3 million decrease in incentive income from our multi-strategy funds, primarily due to: (i) a $31.8 million decrease due to lower amounts earned from longer-term assets under management; and (ii) a $15.8 million decrease due to crystallization of incentive related to fund investor redemptions during the quarter. These decreases were partially offset by a $17.3 million increase related to assets subject to a one-year measurement period.
•Opportunistic credit funds. A $5.9 million decrease in incentive income from our opportunistic credit funds, primarily due to a $7.1 million decrease due to a contract modification that resulted in an offset to previously recognized incentive income in the current quarter. The decrease was partially offset by a $1.1 million increase related to longer-term assets under management.
•Real estate funds. A $4.7 million increase in incentive income from our real estate funds, as certain funds past their investment periods continue to harvest assets.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$124,042	$9,783	$133,825	$145,133	$10,543	$155,676
Incentive income	75,160	10,330	85,490	115,243	2,498	117,741
Other revenues	8,183	187	8,370	1,233	66	1,299
Total Economic Income Revenues	$207,385	$20,300	$227,685	$261,609	$13,107	$274,716
Economic Income revenues for the year-to-date period decreased by $47.0 million, primarily due to the following:

•
A $21.9 million decrease in management fees, driven primarily by a $24.2 million decrease in management fees from our multi-strategy funds due to lower assets under management and a $2.8 million decrease from our opportunistic credit funds, primarily due to a contract modification that resulted in an offset to previously recognized management fees in the current quarter. These decreases were partially offset by an increase of $6.6 million in Institutional Credit Strategies due to the launches of new CLOs. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $32.3 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $36.3 million decrease in incentive income from our multi-strategy funds, primarily due to: (i) a $36.7 million decrease due to lower amounts earned from longer-term assets under management; (ii) a $13.5 million decrease related to crystallization of incentive related to fund investor redemptions during the period; and (iii) a $1.7 million decrease due to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management. These decreases were partially offset by a $15.7 million increase related to assets subject to a one-year measurement period.
•Opportunistic credit funds. A $1.8 million decrease in incentive income from our opportunistic credit funds, primarily due to: (i) a $14.4 million decrease due to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management; and (ii) a $7.1 million decrease related to the impacts of a modification in terms requiring an offset to previously recognized incentive income in the current quarter. These decreases were partially offset by an $18.7 million increase in incentive from longer-term assets under management.

•Real estate funds. A $7.8 million increase in incentive income from our real estate funds, as certain funds past their investment periods continue to harvest assets.
Economic Income Expenses (Non-GAAP)

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$39,890	$7,832	$47,722	$38,303	$4,898	$43,201
Non-compensation expenses	48,232	493	48,725	31,905	646	32,551
Total Economic Income Expenses	$88,122	$8,325	$96,447	$70,208	$5,544	$75,752
Economic Income expenses for the quarter-to-date period increased by $20.7 million, primarily due to the following:

•	A $16.2 million increase in non-compensation expenses was primarily due to a $13.0 million legal provision accrual for certain matters described in Note 15, as well as higher interest expense.

•
A $4.5 million increase in compensation and benefit expenses primarily due to a $5.8 million increase in bonus expense, driven by higher discretionary bonus accruals and higher real estate incentive income profit sharing expense. The increase was partially offset by a $1.2 million decrease in salaries and benefits expense, which was driven by lower headcount.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$65,688	$15,053	$80,741	$79,668	$9,797	$89,465
Non-compensation expenses	84,817	1,204	86,021	73,818	1,284	75,102
Total Economic Income Expenses	$150,505	$16,257	$166,762	$153,486	$11,081	$164,567
Economic Income expenses for the year-to-date period increased by $2.2 million, primarily due to the following:

•
A $10.9 million increase in non-compensation expenses was primarily due to a $13.0 million legal provision accrual related to certain matters described in Note 15, as well as higher interest expense, partially offset by reductions across various operating expenses as a result of expense savings initiatives.

•
An $8.7 million decrease in compensation and benefit expenses primarily due to a $5.9 million decrease in bonus expense, primarily due to deferred cash compensation forfeiture reversals in the first quarter of 2018. The remainder is due to a $2.8 million decrease in salaries and benefits expense, which was driven by lower headcount.

Economic Income (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Economic Income:
Oz Funds Segment	$5,618	$64,677	$56,893	$108,123
Other Operations	2,576	1,074	4,043	2,026
Total Company	$8,194	$65,751	$60,936	$110,149
Economic Income was $8.2 million for the second quarter of 2018, compared to $65.8 million for the second quarter of 2017. The quarter-to-date decline was primarily due to lower incentive income and management fees, a legal provision accrual for certain matters, as well as an increase in compensation and benefits expenses. These decreases in earnings were partially offset by higher interest income earned on investments in CLOs.
Economic Income was $60.9 million for the first half of 2018, compared to $110.1 million for the first half of 2017. The year-to-date decline was primarily due to lower incentive income and management fees, as well as a legal provision accrual for certain matters. These decreases were partially offset by lower compensation and benefits expenses and higher interest income earned on investments in CLOs.
Liquidity and Capital Resources
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned by the Oz Operating Group from our funds, as well as other sources of liquidity noted above and below.
Over the next 12 months, we expect that our primary liquidity needs will be to:
•Pay our operating expenses, primarily consisting of compensation and benefits and non-compensation expenses.
•Pay interest and principal on our debt obligations.

•	Provide capital to facilitate the growth of our business, including making risk retention investments in CLOs managed by us that are subject to EU risk retention rules.

•	Pay income taxes as well as compensation-related tax withholding obligations.

•	Make cash distributions in accordance with our distribution policy as discussed below under “—Dividends and Distributions.”
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
Historically, we have determined the amount of discretionary cash bonuses during the fourth quarter of each year, based on our total annual revenues. We have historically funded these amounts through fourth quarter management fees and incentive income crystallized on December 31, which represents the majority of the incentive income we typically earn each year. To the extent our funds generate incentive income in the fourth quarter, we may elect to increase the amount of cash bonuses paid to employees over the amount already accrued throughout the year, with any incremental amounts recognized as expense in the fourth quarter. Although we cannot predict the amount, if any, of incentive income we may earn, we are able to regularly monitor expected management fees and we believe that we will be able to adjust our expense infrastructure, including discretionary cash bonuses, as needed to meet the requirements of our business and in order to maintain positive operating cash flows. Nevertheless, if we generate insufficient cash flows from operations to meet our short-term liquidity needs, we may have to borrow funds or sell assets, subject to existing contractual arrangements.
We may use cash on hand to repay all or a portion of our indebtedness outstanding or any other liabilities prior to their respective maturity or due dates, which would reduce amounts available to distribute to our Class A Shareholders. For any amounts unpaid as of a maturity or due date, we will be required to repay the remaining balance by using cash on hand, refinancing the remaining balance by issuing new notes or entering into new credit facilities, which could result in higher borrowing costs, or by issuing equity or other securities, which would dilute existing shareholders. No assurance can be given that we will be able to issue new notes, enter into new credit facilities or issue equity or other securities in the future on attractive terms or at all. Any new notes or new credit facilities that we may be able to issue or enter into may have covenants that impose additional limitations on us, including with respect to making distributions, entering into business transactions or other matters, and may result in increased interest expense. If we are unable to meet our debt obligations on terms that are favorable to us, our business may be adversely impacted. See “—Debt Obligations” for more information.
Since the CLO risk retention requirements went into effect, we have used a combination of cash on hand and CLO Investments Loans to fund our 5% risk retention investments in newly launched and recently refinanced CLOs. Currently, we expect to continue relying on a combination of cash on hand and CLO Investments Loans to fund future CLO risk retention investments. As a result of a recent court decision that vacates application of U.S. risk retention rules in certain CLO transactions, in the second quarter of 2018, we sold our investments in certain U.S. CLOs and paid off any related CLO Investments Loans. We are still subject to the EU risk retention rules.
For our other longer-term liquidity requirements, we expect to continue to fund our fixed operating expenses through management fees and to fund discretionary cash bonuses and the repayment of our debt obligations through a combination of management fees and incentive income. We may also decide to meet these requirements by borrowing funds under our Revolving Facility or by issuing additional debt, equity or other securities.
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
Debt Obligations
See Note 8 to our consolidated financial statements included in this report for a description of the changes in our debt obligations from what was reported in our Annual Report.
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
As of June 30, 2018, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $280.0 million as a result of the cash savings to our intermediate holding companies from the purchase of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Oz Corp, and any other corporate taxpaying entities that hold Group B Units, and not of the Oz Operating Group. We may need to incur debt to finance payments under the tax receivable agreement to the extent the Oz Operating Partnerships do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.

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

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
May 21, 2018	May 14, 2018	$0.02	$6,016
March 5, 2018	February 26, 2018	$0.07	$20,771
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
Cash Flows Analysis
Operating Activities. Net cash from operating activities for the six months ended June 30, 2018 and 2017 was $208.5 million and $(69.4) million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.
The net cash inflows from operating activities for the six months ended June 30, 2018 and 2017 increased due to higher incentive income earned in 2017 and paid in 2018 as compared to incentive earned in 2016 and paid in 2017. The increase in operating cash flow was partially offset by higher discretionary bonuses paid in 2018 as compared to 2017. The majority of our incentive income is generally collected and the related bonus payments are paid out during the first quarter of the following year. Additionally contributing to higher cash inflows in 2018 were the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
Investing Activities. Net cash from investing activities for the six months ended June 30, 2018 and 2017 was $(200.8) million and $(66.1) million, respectively. Investing cash outflows in the first half of 2018 primarily related to purchases of U.S. government obligations and investments in CLOs, partially offset by maturities of proceeds from sales of investments in CLOs and U.S. government obligations. Investment-related cash flows of the consolidated funds are classified within operating activities. Investing cash outflows in the first half of 2017 primarily related to purchases of U.S. government obligations and investments in CLOs, partially offset by the proceeds from the sale of our corporate aircraft.
Financing Activities. Net cash from financing activities for the six months ended June 30, 2018 and 2017 was $(293.2) million and $81.5 million, respectively. Our net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders and borrowings and repayments related to our debt obligations, as well as proceeds from Preferred Units offerings. Contributions from noncontrolling interests, which relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which relate to fund investor redemptions and distributions to our executive managing directors on their Group A Units, are also included in net cash from financing activities.
In the second quarter of 2018, we repaid our $400.0 million Senior Notes and entered into our 2018 Term Loan borrowing $250 million and repaying $50 million of the balance in the period. We also entered into the 2018 Revolving Credit Facility which remains undrawn with a borrowing capacity of $100.0 million.
In addition, we made borrowings on our CLO Investments Loans in the first half of 2018, as well as repaid $118.2 million of borrowings made in connection with the sale of certain CLO risk retention investments in the second quarter of 2018.

We paid dividends of $17.2 million to our Class A Shareholders and $23.6 million of distributions to our executive managing directors on their Group A Units in the six months ended June 30, 2018. In the six months ended June 30, 2017, we paid dividends of $5.6 million to our Class A Shareholders and $8.3 million of distributions to our executive managing directors on their Group A Units in the first half of 2017. Additionally, in March 2017, we repaid $120.0 million outstanding on our 2014 Revolving Credit Facility using proceeds from the second offering of Preferred Units, as well we repaid $46.4 million outstanding on our Aircraft Loan using proceeds from the sale of one of our corporate aircraft.
Contractual Obligations
See Note 8 to our consolidated financial statements included in this report for a description of the changes in our debt obligations from what was reported in our Annual Report. There were no other significant changes in contractual obligations from what was reported in our Annual Report.
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
As of June 30, 2018, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 38% within Level I; approximately 38% within Level II; and approximately 24% within Level III. As of December 31, 2017, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 43% within Level I; approximately 35% within Level II; and approximately 22% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year.

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
Oz Corp generated taxable income of $10.0 million for the six months ended June 30, 2018, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.3 billion over the remaining five-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.

To generate $1.3 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $33.3 billion as of July 1, 2018, we would need to generate a minimum compound annual growth rate in assets under management of approximately 2% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Oz Operating Partnerships, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of June 30, 2018, we had $329.6 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2038, and $163.4 million of net operating losses available to offset future taxable income for state income tax purposes and $161.2 million for local income tax purposes that will expire between 2035 and 2038. Based on the analysis set forth above, as of June 30, 2018, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $11.5 million has been established for these items.
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
None of the other changes to GAAP that went into effect during the six months ended June 30, 2018 are expected to impact our future trends.

Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
Listed below are ASUs that have been issued but that we have not yet adopted that may impact our future trends. For additional details regarding these ASUs, including methods of adoption, see Note 2 to our consolidated financial statements included in this report.
ASU 2016-02, Leases. ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. Upon adoption of the ASU, where we are the lessee, we will likely be required to recognize certain lease arrangements on our balance sheet for the first time, but will continue to recognize associated expenses on our statement of comprehensive income in a manner similar to existing accounting principles. The requirements of ASU 2016-02 are effective for us beginning in the first quarter of 2019. We have determined that most of our operating leases will be reported on our consolidated balance sheet at their present values. We do not expect the adoption of ASU 2016-02 to have a material effect on our future expense trends. See Note 15 to our consolidated financial statements included in this report for details related to our existing operating lease obligations as of June 30, 2018.
None of the other changes to GAAP that have been issued but that we have not yet adopted are expected to impact our future trends.

Economic Income Reconciliations
The tables below present the reconciliations of Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A.
Economic Income

	Three Months Ended June 30, 2018
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(13,673)	$1,417	$(12,256)
Change in redemption value of Preferred Units	—	—	—
Net (Loss) Income Allocated to Och-Ziff Capital Management Group LLC—GAAP	(13,673)	1,417	(12,256)
Net loss allocated to Group A Units	(21,915)	—	(21,915)
Equity-based compensation, net of RSUs settled in cash	22,710	656	23,366
Adjustment to recognize deferred cash compensation in the period of grant	1,974	—	1,974
Income taxes	(2,553)	29	(2,524)
Net losses on early retirement of debt	14,303	—	14,303
Allocations to Group D Units	862	25	887
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	555	555
Depreciation, amortization and net gains and losses on fixed assets	2,794	—	2,794
Other adjustments	1,116	(106)	1,010
Economic Income—Non-GAAP	$5,618	$2,576	$8,194

	Three Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$16,454	$(3,356)	$13,098
Change in redemption value of Preferred Units	—	—	—
Net Income (Loss) Allocated to Och-Ziff Capital Management Group LLC—GAAP	16,454	(3,356)	13,098
Net income allocated to Group A Units	22,010	—	22,010
Equity-based compensation	22,287	673	22,960
Adjustment to recognize deferred cash compensation in the period of grant	(274)	—	(274)
Income taxes	3,244	—	3,244
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	3,793	3,793
Depreciation, amortization and net gains and losses on fixed assets	1,244	—	1,244
Other adjustments	(288)	(36)	(324)
Economic Income—Non-GAAP	$64,677	$1,074	$65,751

	Six Months Ended June 30, 2018
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(11,198)	$2,432	$(8,766)
Change in redemption value of Preferred Units	—	—	—
Net (Loss) Income Allocated to Class A Shareholders—GAAP	(11,198)	2,432	(8,766)
Net loss allocated to Group A Units	(13,545)	—	(13,545)
Equity-based compensation	43,959	1,302	45,261
Adjustment to recognize deferred cash compensation in the period of grant	14,757	—	14,757
Income taxes	536	(48)	488
Net losses on early retirement of debt	14,303	—	14,303
Allocations to Group D Units	2,202	75	2,277
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(155)	548	393
Depreciation, amortization and net gains and losses on fixed assets	5,166	—	5,166
Other adjustments	868	(266)	602
Economic Income—Non-GAAP	$56,893	$4,043	$60,936

	Six Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$10,974	$(5,040)	$5,934
Change in redemption value of Preferred Units	2,853	—	2,853
Net Income (Loss) Allocated to Och-Ziff Capital Management Group LLC—GAAP	13,827	(5,040)	8,787
Net income allocated to Group A Units	31,645	—	31,645
Equity-based compensation	39,985	1,453	41,438
Adjustment to recognize deferred cash compensation in the period of grant	(412)	—	(412)
Income taxes	15,296	4	15,300
Allocations to Group D Units	3,310	50	3,360
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	—	5,772	5,772
Depreciation, amortization and net gains and losses on fixed assets	5,456	—	5,456
Other adjustments	(984)	(213)	(1,197)
Economic Income—Non-GAAP	$108,123	$2,026	$110,149

Economic Income Revenues

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$65,544	$5,049	$70,593	$74,798	$5,284	$80,082
Adjustment to management fees(1)	(4,477)	—	(4,477)	(5,217)	—	(5,217)
Management Fees—Economic Income Basis—Non-GAAP	61,067	5,049	66,116	69,581	5,284	74,865

Incentive Income—Economic Income Basis—GAAP and Non-GAAP	28,921	5,735	34,656	64,821	1,294	66,115

Other revenues—GAAP	3,750	117	3,867	1,741	40	1,781
Adjustment to other revenues(2)	—	—	—	(1,258)	—	(1,258)
Other Revenues—Economic Income Basis—Non-GAAP	3,750	117	3,867	483	40	523
Total Revenues—Economic Income Basis—Non-GAAP	$93,738	$10,901	$104,639	$134,885	$6,618	$141,503

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$133,260	$9,783	$143,043	$155,794	$10,543	$166,337
Adjustment to management fees(1)	(9,218)	—	(9,218)	(10,661)	—	(10,661)
Management Fees—Economic Income Basis—Non-GAAP	124,042	9,783	133,825	145,133	10,543	155,676

Incentive Income—Economic Income Basis—GAAP and Non-GAAP	75,160	10,330	85,490	115,243	2,498	117,741

Other revenues—GAAP	8,222	187	8,409	2,491	66	2,557
Adjustment to other revenues(2)	(39)	—	(39)	(1,258)	—	(1,258)
Other Revenues—Economic Income Basis—Non-GAAP	8,183	187	8,370	1,233	66	1,299
Total Revenues—Economic Income Basis—Non-GAAP	$207,385	$20,300	$227,685	$261,609	$13,107	$274,716
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude gains on fixed assets.

Economic Income Expenses

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$65,437	$9,065	$74,502	$60,315	$9,364	$69,679
Adjustment to compensation and benefits(1)	(25,547)	(1,233)	(26,780)	(22,012)	(4,466)	(26,478)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$39,890	$7,832	$47,722	$38,303	$4,898	$43,201

Interest expense and general, administrative and other expenses—GAAP	$55,521	$493	$56,014	$39,671	$646	$40,317
Adjustment to interest expense and general, administrative and other expenses(2)	(7,289)	—	(7,289)	(7,766)	—	(7,766)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$48,232	$493	$48,725	$31,905	$646	$32,551

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$126,450	$16,976	$143,426	$122,550	$17,072	$139,622
Adjustment to compensation and benefits(1)	(60,762)	(1,923)	(62,685)	(42,882)	(7,275)	(50,157)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$65,688	$15,053	$80,741	$79,668	$9,797	$89,465

Interest expense and general, administrative and other expenses—GAAP	$99,258	$1,204	$100,462	$91,241	$1,284	$92,525
Adjustment to interest expense and general, administrative and other expenses(2)	(14,441)	—	(14,441)	(17,423)	—	(17,423)
Non-Compensation Expenses—Economic Income Basis—Non-GAAP	$84,817	$1,204	$86,021	$73,818	$1,284	$75,102
_______________

(1)
Adjustment to exclude equity-based compensation, as management does not consider these non-cash expenses to be reflective of our operating performance. However, the fair value of RSUs that are settled in cash to employees or executive managing directors is included as an expense at the time of settlement. In addition, expenses related to incentive income profit-sharing arrangements are generally recognized at the same time the related incentive income revenue is recognized, as management reviews the total compensation expense related to these arrangements in relation to any incentive income earned by the relevant fund. Further, deferred cash compensation is expensed in full in the year granted for Economic Income, rather than over the service period for GAAP. Distributions to the Group D Units are also excluded, as management reviews operating performance at the Oz Operating Group level, where substantially all of our operations are performed, prior to making any income allocations.

(2)
Adjustment to exclude depreciation, amortization and losses on fixed assets as management does not consider these items to be reflective of our operating performance. Additionally, recurring placement and related service fees are excluded, as management considers these fees a reduction in management fees, not an expense.

Other Economic Income Items

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (loss) income attributable to noncontrolling interests—GAAP	$(21,826)	$386	$(21,440)	$21,956	$186	$22,142
Adjustment to net (loss) income attributable to noncontrolling interests(1)	21,824	(386)	21,438	(21,956)	(186)	(22,142)
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(2)	$—	$(2)	$—	$—	$—

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (loss) income attributable to noncontrolling interests—GAAP	$(13,497)	$692	$(12,805)	$31,579	$341	$31,920
Adjustment to net (loss) income attributable to noncontrolling interests(1)	13,484	(692)	12,792	(31,579)	(341)	(31,920)
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(13)	$—	$(13)	$—	$—	$—
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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of June 30, 2018 and December 31, 2017, would have resulted in a change of approximately $1.8 billion and $1.9 billion in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of July 1, 2018 (the date management fees are calculated for the third quarter of 2018) would impact management fees charged on that day by approximately $4.7 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2018, would have impacted management fees charged on that day by approximately $5.1 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of June 30, 2018 and December 31, 2017, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
Interest Rate Risk
Any borrowings under the CLO Investments Loans, the 2018 Term Loan and the 2018 Revolving Credit Facility, if any, and as well as our investments in CLOs accrue interest at variable rates. Our funds also have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest income and interest expense, future earnings and cash flows.
We estimate that as of June 30, 2018 and December 31, 2017, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
2018 Partner Incentive Pool
Three of our Named Executive Officers, Wayne Cohen, David Levine and Thomas Sipp, along with certain other of our active executive managing directors, will participate in a cash incentive pool for fiscal year 2018. This will be in addition to the compensation they are entitled to receive under their existing partnership agreements. The pool will be calculated based on (1) the gross profit and loss of certain Oz funds multiplied by (2) a percentage of the pool size, which is subject to a minimum amount of 25 basis points (which is equal to 0.25%). The Chief Executive Officer (CEO) in his sole discretion will make the determination on each of these two factors. The CEO will also determine which active executive managing directors will participate in the plan and in what percentages. The pool was approved by the Compensation Committee in July 2018 and all awards to executive officers will be subject to approval by the Compensation Committee.

Item 6. Exhibits

Exhibit No.	Description
10.1	The 2018 Partner Incentive Pool
10.2	Amended and Restated By-Laws of Och-Ziff Holding Corporation, effective May 3, 2018.
10.3	Third Amended and Restated Operating Agreement of Och-Ziff Holding LLC, dated May 3, 2018.
10.4	Partner Agreement between OZ Management LP and Thomas Sipp, dated July 19, 2018 and effective May 3, 2018.
10.5	Partner Agreement between OZ Advisors LP and Thomas Sipp, dated July 19, 2018, and effective May 3, 2018.
10.6	Partner Agreement Between OZ Advisors II LP and Thomas Sipp, dated July 19, 2018, and effective May 3, 2018 .
10.7	CFO Sign-on RSU Agreement between OZ Management LP and Thomas Sipp, dated as of July 19, 2018.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2018

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Thomas M. Sipp
Thomas M. Sipp
Chief Financial Officer and Executive Managing Director