Form 10-Q
period 2018-09-30
Och-Ziff Capital Management Group LLC
filed 2018-11-06
CIK 1403256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
Commission File Number 001-33805

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0354783
(State of Incorporation)	(I.R.S. Employer Identification Number)

9 West 57th Street, New York, New York 10019
(Address of Principal Executive Offices)
Registrant’s telephone number: (212) 790-0000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of October 30, 2018, there were 191,620,504 Class A Shares and 300,339,478 Class B Shares outstanding.

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
Also posted on our website in the “Public Investors – Governance” section are charters for our Audit Committee; Compensation Committee; Nominating, Corporate Governance and Conflicts Committee and Corporate Responsibility and Compliance Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Och-Ziff Capital Management Group LLC, 9 West 57th Street, New York, New York 10019, Attention: Office of the Secretary. Any materials we file with the SEC are also publicly available through the SEC’s website (www.sec.gov).
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30, 2018	December 31, 2017

	(dollars in thousands)
Assets
Cash and cash equivalents	$195,041	$469,513
Investments (includes assets measured at fair value of $452,959 and $224,722, including assets sold under agreements to repurchase of $42,526 and $0 as of September 30, 2018, and December 31, 2017, respectively)	485,210	238,974
Income and fees receivable	39,522	354,456
Due from related parties	32,344	28,202
Deferred income tax assets	367,240	375,230
Other assets, net	79,145	116,361
Assets of consolidated funds:
Investments of consolidated funds, at fair value	183,894	43,366
Other assets of consolidated funds	39,302	13,331
Total Assets	$1,421,698	$1,639,433

Liabilities and Shareholders’ (Deficit) Equity
Liabilities
Compensation payable	$66,589	$208,639
Unearned incentive	67,985	143,710
Due to related parties	281,996	281,555
Debt obligations	290,127	569,379
Securities sold under agreements to repurchase	42,378	—
Other liabilities	75,081	75,122
Liabilities of consolidated funds:
Other liabilities of consolidated funds	37,134	11,340
Total Liabilities	861,290	1,289,745

Commitments and Contingencies (Note 16)

Redeemable Noncontrolling Interests (Note 3)	585,206	445,617

Shareholders’ (Deficit) Equity
Class A Shares, no par value, 1,000,000,000 shares authorized, 191,607,259 and 189,573,210 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Class B Shares, no par value, 750,000,000 shares authorized, 300,339,478 and 339,339,478 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Paid-in capital	3,128,587	3,102,074
Accumulated deficit	(3,559,259)	(3,555,905)
Shareholders’ deficit attributable to Class A Shareholders	(430,672)	(453,831)
Shareholders’ equity attributable to noncontrolling interests	405,874	357,902
Total Shareholders’ Deficit	(24,798)	(95,929)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Deficit	$1,421,698	$1,639,433
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Revenues
Management fees	$70,675	$77,171	$213,718	$243,508
Incentive income	19,303	51,249	104,793	168,990
Other revenues	3,342	1,524	11,751	4,081
Income of consolidated funds	507	2,055	1,741	3,518
Total Revenues	93,827	131,999	332,003	420,097

Expenses
Compensation and benefits	74,635	74,490	218,061	214,112
Interest expense	4,820	5,611	18,923	17,043
General, administrative and other	50,289	33,136	136,648	114,229
Expenses of consolidated funds	(5)	8,824	103	9,368
Total Expenses	129,739	122,061	373,735	354,752

Other (Loss) Income
Net losses on early retirement of debt	—	—	(14,303)	—
Net (losses) gains on investments in funds and joint ventures	(541)	264	(1,014)	1,050
Net gains of consolidated funds	290	7,658	756	8,278
Total Other (Loss) Income	(251)	7,922	(14,561)	9,328

(Loss) Income Before Income Taxes	(36,163)	17,860	(56,293)	74,673
Income taxes	(860)	1,942	(372)	17,242
Consolidated and Comprehensive Net (Loss) Income	(35,303)	15,918	(55,921)	57,431
Less: Net loss (income) attributable to noncontrolling interests	21,140	(9,760)	33,945	(41,680)
Less: Net income attributable to redeemable noncontrolling interests	(374)	(432)	(1,327)	(1,238)
Net (Loss) Income Attributable to Och-Ziff Capital Management Group LLC	(14,537)	5,726	(23,303)	14,513
Less: Change in redemption value of Preferred Units	—	—	—	(2,853)
Net (Loss) Income Attributable to Class A Shareholders	$(14,537)	$5,726	$(23,303)	$11,660

(Loss) Earnings per Class A Share
(Loss) Income per Class A Share - basic	$(0.08)	$0.03	$(0.12)	$0.06
(Loss) Income per Class A Share - diluted	$(0.08)	$0.03	$(0.12)	$0.06
Weighted-average Class A Shares outstanding - basic	192,657,766	186,235,651	192,485,281	186,201,389
Weighted-average Class A Shares outstanding - diluted	192,657,766	186,235,651	192,485,281	186,201,389

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2017	189,573,210	339,339,478	$3,102,074	$(3,555,905)	$(453,831)	$357,902	$(95,929)
Impact of adoption of ASU 2014-09	—	—	—	41,922	41,922	75,062	116,984
Capital contributions	—	—	—	—	—	750	750
Capital distributions	—	—	—	—	—	(17,690)	(17,690)
Cash dividends declared on Class A Shares ($0.07 per share)	—	—	—	(13,354)	(13,354)	—	(13,354)
Dividend equivalents on Class A restricted share units	—	—	1,072	(1,072)	—	—	—
Equity-based compensation, net of taxes	1,556,563	(35,000,000)	7,803	—	7,803	10,673	18,476
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	190	—	190	(190)	—
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	3,490	3,490	8,635	12,125
As of March 31, 2018	191,129,773	304,339,478	$3,111,139	$(3,524,919)	$(413,780)	$435,142	$21,362
Capital contributions	—	—	—	—	—	128	128
Capital distributions	—	—	—	—	—	(6,793)	(6,793)
Cash dividends declared on Class A Shares ($0.02 per share)	—	—	—	(3,823)	(3,823)	—	(3,823)
Dividend equivalents on Class A restricted share units	—	—	(195)	195	—	—	—
Equity-based compensation, net of taxes	139,812	(500,000)	9,025	—	9,025	12,344	21,369
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	(505)	—	(505)	505	—
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	(12,256)	(12,256)	(21,440)	(33,696)
As of June 30, 2018	191,269,585	303,839,478	$3,119,464	$(3,540,803)	$(421,339)	$419,886	$(1,453)
Capital contributions	—	—	—	—	—	24	24
Capital distributions	—	—	—	—	—	(5,611)	(5,611)
Cash dividends declared on Class A Shares ($0.02 per share)	—	—	—	(3,829)	(3,829)	—	(3,829)
Dividend equivalents on Class A restricted share units	—	—	90	(90)	—	—	—
Equity-based compensation, net of taxes	337,674	—	9,238	—	9,238	12,510	21,748
Relinquishment of Group A Units	—	(3,500,000)	—	—	—	—	—
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	(205)	—	(205)	205	—
Comprehensive net loss, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	(14,537)	(14,537)	(21,140)	(35,677)
As of September 30, 2018	191,607,259	300,339,478	$3,128,587	$(3,559,259)	$(430,672)	$405,874	$(24,798)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY — UNAUDITED

	Och-Ziff Capital Management Group LLC
	Number of Class A Shares	Number of Class B Shares	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit Attributable to Class A Shareholders	Shareholders’ Equity Attributable to Noncontrolling Interests	Total Shareholders’ Equity (Deficit)

			(dollars in thousands)
As of December 31, 2016	184,843,255	297,317,019	$3,097,431	$(3,563,452)	$(466,021)	$171,929	$(294,092)
Capital contributions	—	—	—	—	—	251	251
Capital distributions	—	—	—	—	—	(4,563)	(4,563)
Cash dividends declared on Class A Shares ($0.01 per share)	—	—	—	(1,849)	(1,849)	—	(1,849)
Dividend equivalents on Class A restricted share units	—	—	151	(151)	—	—	—
Equity-based compensation, net of taxes	283,698	172,459	7,451	—	7,451	10,766	18,217
Relinquishment of Group A Units	—	(30,000,000)	—	—	—	—	—
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	(12,173)	—	(12,173)	12,173	—
Dilution of proceeds from tax receivable agreement waiver			(21,219)		(21,219)	21,219	—
Change in redemption value of Preferred Units	—	—	(2,853)		(2,853)	(4,593)	(7,446)
Comprehensive net (loss) income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	(4,311)	(4,311)	9,778	5,467
As of March 31, 2017	185,126,953	267,489,478	$3,068,788	$(3,569,763)	$(500,975)	$216,960	$(284,015)
Capital contributions	—	—	—	—	—	341	341
Capital distributions	—	—	—	—	—	(5,634)	(5,634)
Cash dividends declared on Class A Shares ($0.02 per share)	—	—	—	(3,703)	(3,703)	—	(3,703)
Dividend equivalents on Class A restricted share units	—	—	114	(114)	—	—	—
Equity-based compensation, net of taxes	87,739	—	9,294	—	9,294	13,421	22,715
Class B Shares granted to holders of Group P Units	—	71,850,000	—	—	—	—	—
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	(46)	—	(46)	46	—
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	13,098	13,098	22,142	35,240
As of June 30, 2017	185,214,692	339,339,478	$3,078,150	$(3,560,482)	$(482,332)	$247,276	$(235,056)
Capital contributions	—	—	—	—	—	191	191
Capital distributions	—	—	—	—	—	(6,120)	(6,120)
Cash dividends declared on Class A Shares ($0.02 per share)	—	—	—	(3,704)	(3,704)	—	(3,704)
Dividend equivalents on Class A restricted share units	—	—	173	(173)	—	—	—
Equity-based compensation, net of taxes	97,747	—	8,971	—	8,971	12,948	21,919
Impact of changes in Oz Operating Group ownership (Note 3)	—	—	(47)	—	(47)	47	—
Comprehensive net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	5,726	5,726	9,760	15,486
As of September 30, 2017	185,312,439	339,339,478	$3,087,247	$(3,558,633)	$(471,386)	$264,102	$(207,284)
See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
	2018	2017

	(dollars in thousands)
Cash Flows from Operating Activities
Consolidated net (loss) income	$(55,921)	$57,431
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Amortization of equity-based compensation	67,848	63,696
Depreciation, amortization and net gains and losses on fixed assets	7,709	7,693
Net losses on early retirement of debt	14,303	—
Deferred income taxes	(3,341)	12,395
Net losses (gains) on investments in funds and joint ventures, net of dividends	4,238	(1,050)
Operating cash flows due to changes in:
Income and fees receivable	343,769	98,791
Due from related parties	(4,141)	(2,308)
Other assets, net	35,489	27,175
Compensation payable	(145,612)	(152,838)
Unearned incentive income	23,697	26,754
Due to related parties	442	(153)
Other liabilities	8	(21,468)
Consolidated funds related items:
Net gains of consolidated funds	(756)	(8,278)
Purchases of investments	(333,657)	(383,184)
Proceeds from sale of investments	194,802	146,907
Other assets of consolidated funds	(26,888)	(306,453)
Other liabilities of consolidated funds	25,792	78,044
Cash Provided by (Used in) Operating Activities	147,781	(356,846)

Cash Flows from Investing Activities
Purchases of fixed assets	(3,596)	(3,857)
Proceeds from sale of fixed assets	—	57,599
Purchases of United States government obligations	(293,183)	(112,400)
Maturities of United States government obligations	20,500	—
Investments in funds	(152,272)	(132,102)
Proceeds from sales and maturities in investments in funds	172,950	4,310
Cash Used in Investing Activities	(255,601)	(186,450)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Nine Months Ended September 30,
	2018	2017

	(dollars in thousands)
Cash Flows from Financing Activities
Issuance and sale of Preferred Units, net of issuance costs	—	150,054
Contributions from noncontrolling and redeemable noncontrolling interests	150,074	3,066
Distributions to noncontrolling and redeemable noncontrolling interests	(41,005)	(16,317)
Dividends on Class A Shares	(21,006)	(9,256)
Proceeds from debt obligations, net of issuance costs	301,681	127,864
Repayment of debt obligations, including prepayment costs	(595,431)	(167,319)
Proceeds from securities sold under agreements to repurchase, net of issuance costs	42,348	—
Proceeds from debt obligations of consolidated CLO	—	666,712
Repayment of debt obligation of consolidated CLO	—	(222,434)
Other	(3,313)	(970)
Cash (Used in) Provided by Financing Activities	(166,652)	531,400
Net Change in Cash and Cash Equivalents	(274,472)	(11,896)
Cash and Cash Equivalents, Beginning of Period	469,513	329,813
Cash and Cash Equivalents, End of Period	$195,041	$317,917

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$25,245	$11,199
Income taxes	$2,061	$3,196
Non-cash transactions:
Assets related to the initial consolidation of CLO	$—	$100,156
Liabilities related to the initial consolidation of CLO	$—	$99,878
Assets related to the deconsolidation of funds	$—	$653,629
Liabilities related to the deconsolidation of funds	$—	$629,282

See notes to consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

1. OVERVIEW
Och-Ziff Capital Management Group LLC (the “Registrant”), a Delaware limited liability company, together with its consolidated subsidiaries (collectively, the “Company”), is a global alternative asset management firm with offices in New York, London, Hong Kong, Mumbai, Beijing, and Shanghai. The Company provides asset management services to its investment funds, which pursue a broad range of global investment opportunities. The Company currently manages multi-strategy funds, dedicated credit funds, including opportunistic credit funds and Institutional Credit Strategies products, real estate funds and other alternative investment vehicles (collectively the “funds”). Through Institutional Credit Strategies, the Company’s asset management platform that invests in performing credits, the Company manages collateralized loan obligations (“CLOs”) and other customized solutions for clients.
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
SEPTEMBER 30, 2018

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
SEPTEMBER 30, 2018

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
See Note 10 for additional information regarding the Company’s revenues.
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
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase (“repurchase agreements”) are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. Cash borrowed is included within securities sold under agreements to repurchase in the consolidated balance sheets. Securities transferred to counterparties under repurchase agreements are included within investments in the consolidated balance sheets. Interest expense incurred on these transactions is included within interest expenses in the consolidated statements of comprehensive income (loss). See Note 9 for additional information.
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
SEPTEMBER 30, 2018

customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company adopted ASU 2014-09 using a modified retrospective application approach as of the beginning of the first quarter of 2018 to all contracts within the scope of the standard as of the date of adoption. As a result of the adoption of ASU 2014-09, the Company now recognizes certain incentive income earlier than as prescribed under guidance in effect for fiscal year 2017, as the threshold for recognition of incentive income under ASU 2014-09 is lower than under the previous standard. The Company recognized an opening adjustment to shareholders’ equity of $117.0 million, which is net of $11.3 million of income tax, of which $41.9 million was attributable to Class A shareholders.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The Company elected to early adopt the standard in the third quarter of 2018. The impacts of adoption are reflected in certain disclosures in Note 4 and include removing disclosures related to: the amount of and reasons for transfers between Levels I and II of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level III fair value measurements. The adoption of the standard did not have a material effect on the Company’s consolidated financial statements.
None of the other changes to GAAP that went into effect in the nine months ended September 30, 2018 had a material effect on the Company’s consolidated financial statements.
Future Adoption of Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires that, for leases longer than one year, a lessee recognize in the consolidated balance sheets a right of use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the requirement to make lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from existing guidance. The requirements of ASU 2016-02 are effective for the Company beginning in the first quarter of 2019. The Company expects its total assets and total liabilities in its consolidated balance sheets to increase upon adoption as a result of recording a lease asset and lease liability related to the Company’s operating leases. The Company is continuing to evaluate the impact that this guidance will have on its consolidated financial statements. See Note 15 of the Company’s Annual Report for details related to the Company’s existing operating lease obligations.
None of the other changes to GAAP that are not yet effective are expected to have a material effect on the Company’s consolidated financial statements.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

3. NONCONTROLLING INTERESTS AND OZ OPERATING GROUP OWNERSHIP
Noncontrolling interests represent ownership interests in the Company’s subsidiaries held by parties other than the Company, and primarily relate to the Group A Units held by the Company’s executive managing directors. Net (loss) income attributable to the Group A Units is driven by the earnings of the Oz Operating Group.
The following table presents the components of the net (loss) income attributable to noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Group A Units	$(21,798)	$9,500	$(35,343)	$41,145
Other	658	260	1,398	535
	$(21,140)	$9,760	$(33,945)	$41,680
The following table presents the components of the shareholders’ equity attributable to noncontrolling interests:

	September 30, 2018	December 31, 2017

	(dollars in thousands)
Group A Units	$400,822	$353,791
Other	5,052	4,111
	$405,874	$357,902
The Preferred Units and fund investors’ interests in certain consolidated funds are redeemable outside of the Company’s control. These interests are classified within redeemable noncontrolling interests in the consolidated balance sheets. The following tables present the activity in redeemable noncontrolling interests:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Consolidated Funds	Preferred Units	Total	Consolidated Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$53,507	$420,000	$473,507	$25,617	$420,000	$445,617
Capital contributions	111,887	—	111,887	149,172	—	149,172
Capital distributions	(562)	—	(562)	(10,910)	—	(10,910)
Comprehensive income	374	—	374	1,327	—	1,327
Ending Balance	$165,206	$420,000	$585,206	$165,206	$420,000	$585,206

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Consolidated Funds	Preferred Units	Total	Consolidated Funds	Preferred Units	Total

	(dollars in thousands)
Beginning balance	$24,678	$420,000	$444,678	$21,621	$262,500	$284,121
Change in redemption value of Preferred Units	—	—	—	—	7,446	7,446
Preferred Units issuance, net of issuance costs	—	—	—	—	150,054	150,054
Capital contributions	32	—	32	2,283	—	2,283
Comprehensive income	432	—	432	1,238	—	1,238
Ending Balance	$25,142	$420,000	$445,142	$25,142	$420,000	$445,142
Oz Operating Group Ownership
The Company’s equity interest in the Oz Operating Group increased to 42.6% as of September 30, 2018, from 41.5% as of December 31, 2017, (excluding Group P Units, as they are not yet participating in the economics of the Oz Operating Group). Changes in the Company’s interest in the Oz Operating Group have historically been, and in the future may be, driven by the following: (i) the exchange of Group A Units and Group P Units for an equal number of Class A Shares, at which time the related Class B Shares are also canceled; (ii) the issuance of Class A Shares under the Company’s Amended and Restated 2007 Equity Incentive Plan and 2013 Incentive Plan related to the settlement of Class A restricted share units (the “RSUs”) or Class A performance-based RSUs (the “PSUs”); (iii) the forfeiture of Group A Units and participating Group P Units by a departing executive managing director; and (iv) the repurchase of Class A Shares and Group A Units. The Company’s interest in the Oz Operating Group is expected to continue to increase over time as additional Class A Shares are issued upon the exchange of Group A Units and Group P Units, as well as the settlement of vested RSUs or PSUs. These increases will be offset upon any conversion by an executive managing director of Group D Units, which are not considered equity for GAAP purposes, into Group A Units, at which time an equal number of Class B Shares is also issued to the executive managing director. Additionally, the Company’s economic interest in the Oz Operating Group will decline when Group P Units begin to participate, as described in Note 10 in the Annual Report.
Relinquishment of Group A Units
In the third quarter of 2018, a former executive managing director of the Company relinquished 3,500,000 Group A Units and an equal number of Class B Shares.
4. INVESTMENTS AND FAIR VALUE DISCLOSURES
The following table presents the components of the Company’s investments as reported in the consolidated balance sheets:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
United States government obligations, at fair value	$287,164	$12,973
CLOs, at fair value	165,795	211,749
Other funds and joint ventures, equity method	32,251	14,252
Total Investments	$485,210	$238,974
In the second quarter of 2018, as a result of a recent court decision that vacates application of U.S. risk retention rules in certain CLO transactions, the Company sold certain of its investments in CLOs. The Company is still subject to EU risk

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

retention rules for certain CLOs managed by the Company, and continues to hold investments in CLOs subject to these requirements.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

Fair Value Measurements Categorized within the Fair Value Hierarchy
The following table summarizes the Company’s investments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2018:

	As of September 30, 2018
	Level I	Level II	Level III	Total

	(dollars in thousands)
Assets, at Fair Value
Included within cash and cash equivalents:
United States government obligations	$79,994	$—	$—	$79,994

Included within investments:
United States government obligations	$287,164	$—	$—	$287,164
CLOs(1)	$—	$—	$165,795	$165,795

Investments of consolidated funds:
Bank debt	$—	$120,468	$61,598	$182,066
Corporate bonds	—	1,828	—	1,828
Total Investments of Consolidated Funds	$—	$122,296	$61,598	$183,894
_______________
(1) As of September 30, 2018, investments in CLOs had contractual principal amounts of $153.2 million outstanding, which excludes the Company’s investments in subordinated tranches of the notes, as these do not have contractual principal payments.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

Reconciliation of Fair Value Measurements Categorized within Level III
Gains and losses, excluding those of the consolidated funds are recorded within net (losses) gains on investments in funds and joint ventures in the consolidated statements of comprehensive income (loss), and gains and losses of the consolidated funds are recorded within net gains of consolidated funds. Foreign exchange gains and losses on non-U.S. Dollar investments are also included within gains and losses in the tables below.
The following table summarizes the changes in the Company’s Level III investments for the three months ended September 30, 2018:

	June 30, 2018	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	September 30, 2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$148,127	$—	$—	$24,655	$(5,483)	$(1,504)	$165,795

Investments of consolidated funds:
Bank debt	$32,515	$6,094	$(13,795)	$55,761	$(19,356)	$379	$61,598
The following table summarizes the changes in the Company’s Level III investments for the three months ended September 30, 2017:

	June 30, 2017	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	September 30, 2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$43,723	$—	$—	$132,685	$—	$395	$176,803

Investments of consolidated funds:
Bank debt	$39,338	$8,840	$(21,900)	$30,470	$(33,975)	$564	$23,337
The following tables summarize the changes in the Company’s Level III assets and liabilities for the nine months ended September 30, 2018:

	December 31, 2017	Transfers In	Transfers Out	Investment Purchases	Investment Sales / Settlements	Gains / Losses	September 30, 2018

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$211,749	$—	$—	$131,104	$(170,403)	$(6,655)	$165,795

Investments of consolidated funds:
Bank debt	$18,807	$2,438	$(1,690)	$114,154	$(72,838)	$727	$61,598

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

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
In the second quarter of 2017, the Company consolidated a CLO, the amounts related to the initial consolidation of the CLO are reflected in the investment purchases in the table above. The Company deconsolidated the CLO in the third quarter of 2017, amounts related to the deconsolidation of the CLO are included within investment sales.
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
The table below summarizes the net change in unrealized gains and losses on the Company’s Level III investments held as of the reporting date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Assets, at Fair Value
Included within investments:
CLOs	$(1,576)	$178	$(4,944)	$2,360

Investments of consolidated funds:
Bank debt	$240	$61	$274	$142
Valuation Methodologies for Fair Value Measurements Categorized within Levels II and III
Investments in CLOs, bank debt and corporate bonds are valued using independent pricing services, and therefore the Company does not have transparency into the significant inputs used by such services.
The Company elected to measure its investments in CLOs at fair value through consolidated net (loss) income in order to simplify its accounting for these instruments. Changes in fair value of these investments are included within net gains on investments in funds and joint ventures in the consolidated statements of comprehensive income (loss). The Company accrues interest income on its investments in CLOs using the effective interest method.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

Fair Value of Other Financial Instruments
Management estimates that the carrying value of the Company’s other financial instruments, including its debt obligations, approximated their fair values as of September 30, 2018. The 2018 Term Loan and the CLO Investments Loans (each as defined in Note 8) are categorized as Level III within the fair value hierarchy. The fair value of the 2018 Term Loan and the CLO Investments Loans were determined using independent pricing services.
Loans Sold to CLOs Managed by the Company
During the nine months ended September 30, 2018 and 2017, the Company sold $29.8 million and $45.6 million of loans to CLOs managed by the Company, respectively. These loans were previously purchased by the Company in the open market, and were sold for cash at cost to the CLOs. The loans were accounted for as transfers of financial assets and met the criteria for derecognition under GAAP.
The Company invests in senior secured and subordinated notes issued by certain CLOs to which it sold the loans discussed above. These investments represent retained interests to the Company and are in the form of a 5% vertical strip (i.e., 5% of each of the senior and subordinated tranches of notes issues by each CLO). The retained interests are reported within investments on the Company’s consolidated balance sheet. During the nine months ended September 30, 2018, the Company made investments of $24.9 million related to these retained interests. As of September 30, 2018 and December 31, 2017, the Company’s investments in these retained interests had a fair value of $91.8 million and $70.4 million, respectively. The Company is subject to risks associated with the performance of the underlying collateral and the market yield of the assets. The Company’s risk of loss from retained interest is limited to its investments in these interests. The Company receives quarterly payments of interest and principal, as applicable, on these retained interests. In the nine months ended September 30, 2018 and 2017, the Company received $5.5 million and $474 thousand, respectively, of interest and principal payments related to the retained interests.
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

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

The table below presents the assets and liabilities of VIEs consolidated by the Company:

	September 30, 2018	December 31, 2017

	(dollars in thousands)
Assets
Assets of consolidated funds:
Investments of consolidated funds, at fair value	$183,894	$43,366
Other assets of consolidated funds	39,302	13,331
Total Assets	$223,196	$56,697

Liabilities
Liabilities of consolidated funds:
Other liabilities of consolidated funds	37,134	11,340
Total Liabilities	$37,134	$11,340
The assets presented in the table above belong to the investors in those funds, are available for use only by the fund to which they belong, and are not available for use by the Company. The consolidated funds have no recourse to the general credit of the Company with respect to any liability.
The Company’s direct involvement with funds that are VIEs and not consolidated by the Company is generally limited to providing asset management services and, in certain cases, insignificant direct investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses. The Company has commitments to certain funds that are VIEs as discussed in Note 16. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated.
The table below presents the net assets of VIEs in which the Company has variable interests along with the maximum risk of loss as a result of the Company’s involvement with VIEs:

	September 30, 2018	December 31, 2017

	(dollars in thousands)
Net assets of unconsolidated VIEs in which the Company has a variable interest	$10,093,690	$8,300,163

Maximum risk of loss as a result of the Company’s involvement with VIEs:
Unearned revenues	68,088	144,124
Income and fees receivable	8,066	24,953
Investments in funds	177,092	222,192
Maximum Exposure to Loss	$253,246	$391,269

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

6. OTHER ASSETS, NET
The following table presents the components of other assets, net as reported in the consolidated balance sheets:

	September 30, 2018	December 31, 2017

	(dollars in thousands)
Fixed Assets:
Leasehold improvements	$54,225	$53,419
Computer hardware and software	47,473	44,190
Furniture, fixtures and equipment	8,560	8,571
Accumulated depreciation and amortization	(65,169)	(58,671)
Fixed assets, net	45,089	47,509
Goodwill	22,691	22,691
Prepaid expenses	6,227	12,862
Loans held for sale	—	29,110
Other	5,138	4,189
Total Other Assets, Net	$79,145	$116,361
7. OTHER LIABILITIES
The following table presents the components of other liabilities as reported in the consolidated balance sheets:

	September 30, 2018	December 31, 2017

	(dollars in thousands)
Legal provision(1)	$28,750	$—
Accrued expenses	20,620	21,955
Uncertain tax positions	7,000	7,000
Deferred rent credit	6,844	8,283
Loan trades payable	—	29,110
Other	11,867	8,774
Total Other Liabilities	$75,081	$75,122
_______________

(1)	Legal provision represents accruals for certain contingencies discussed in Note 16.
8. DEBT OBLIGATIONS
As of September 30, 2018, the Company’s indebtedness outstanding was primarily comprised of the 2018 Term Loan and the CLO Investments Loans (each as defined below).
2018 Term Loan and Revolving Credit Facility
On April 10, 2018 (the “Closing Date”), OZ Management LP, as borrower, (the “Borrower”), and certain other subsidiaries of the Company, as guarantors, entered into a senior secured credit and guaranty agreement (the “Senior Credit Agreement”) consisting of (i) a $250.0 million term loan (the “2018 Term Loan”) and (ii) a $100.0 million revolving credit facility (the “2018 Revolving Credit Facility”). As of September 30, 2018, $200.0 million remained outstanding under the 2018 Term Loan. The Company has not made any drawn-downs under the 2018 Revolving Credit Facility.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

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
The 2018 Term Loan bears interest at a per annum rate equal to, at the Company’s option, one, three or six months (or twelve months with the consent of each lender) LIBOR plus 4.75%, or a base rate plus 3.75%. Borrowings under the 2018 Revolving Credit Facility bear interest at a per annum rate equal to, at the Company’s option, one, three or six month (or twelve months with the consent of each lender), LIBOR plus 1.75% to 2.75%, or a base rate plus 0.75% to 1.75%.
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
The Senior Credit Agreement contains two financial maintenance covenants. The first financial maintenance covenant states that the Company’s total fee-paying assets under management as of the last day of any fiscal quarter must be greater than $20.0 billion, and the second states that the total net leverage ratio (as defined in the agreement) as of the last day of any fiscal quarter must be less than (i) 3.00 to 1.00, or (ii) following the third anniversary of the Closing Date, 2.50 to 1.00. As of September 30, 2018, the Company was in compliance with the financial maintenance covenants.
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
The loans are subject to customary events of default and covenants and include terms that require the Company’s continued involvement with the CLOs. The CLO Investments Loans do not have any financial maintenance covenants and are secured by the related investments in CLOs measured at fair values of $116.5 million and $206.6 million as of September 30, 2018 and December 31, 2017, respectively.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

The table below presents information related to CLO Investments Loans as of September 30, 2018 and December 31, 2017. Carrying values presented below are net of discounts, if any, and unamortized deferred financing costs. The maturity date for each CLO Investments Loan is the earlier of the final maturity date presented in the table below or the date at which the Company no longer holds a risk retention investment in the respective CLO. As a result of a recent court decision that vacates application of U.S. risk retention rules in certain CLO transactions, the Company sold certain investments in CLOs and paid off the associated CLO Investments Loans. In the third quarter of 2018, the Company repaid one of its CLO Investments Loans and refinanced the related investment under the CLO Investments Facility described in Note 9.

Borrowing Date	Contractual Rate	Final Maturity Date	Carrying Value
			September 2018	December 2017

			(dollars in thousands)
November 28, 2016	EURIBOR plus 2.23%	December 15, 2023	$17,464	$18,041
June 7, 2017	LIBOR plus 1.48%	November 16, 2029	17,219	17,217
July 21, 2017	LIBOR plus 1.43%	January 22, 2029	—	21,709
August 2, 2017	LIBOR plus 1.41%	January 21, 2030	21,672	21,686
August 17, 2017	LIBOR plus 1.43%	April 30, 2030	—	22,922
September 14, 2017	LIBOR plus 1.41%	April 22, 2030	—	25,468
September 14, 2017	EURIBOR plus 2.21%	September 14, 2024	18,872	19,561
November 21, 2017	LIBOR plus 1.34%	May 15, 2030	—	26,202
February 21, 2018	LIBOR plus 1.27%	February 21, 2019	21,081	—
			$96,308	$172,806
9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
On May 29, 2018, the Company, entered into a €100.0 million master credit facility agreement (the “CLO Financing Facility”) to finance a portion of the risk retention investments in certain European CLOs managed by the Company. Subject to the terms and conditions of the CLO Financing Facility, the Company and the counterparty may enter into repurchase agreements on such terms agreed upon by the parties. Each transaction entered into under the CLO Financing Facility will bear interest at a rate based on the weighted average effective interest rate of each class of securities that have been sold plus a spread to be agreed upon by the parties (currently the spread is 0.5%). As of September 30, 2018, €63.2 million of the CLO Financing Facility remained available.
Each transaction entered into under the CLO Financing Facility provides for payment netting and, in the case of a default or similar event with respect to the counterparty to the CLO Financing Facility, provides for netting across transactions. Generally, upon a counterparty default, the Company can terminate all transactions under the CLO Financing Facility and offset amounts it owes in respect of any one transaction against collateral it has received in respect of any other transactions under the CLO Financing Facility; provided, however, that in the case of certain defaults, the Company may only be able to terminate and offset solely with respect to the transaction affected by the default. During the term of a transaction entered into under the CLO Financing Facility, the Company will deliver cash or additional securities acceptable to the counterparty if the securities sold are in default. Upon termination of a transaction, the Company will repurchase the previously sold securities from the counterparty at a previously determined repurchase price. The CLO Financing Facility may be terminated at any time upon certain defaults or circumstances agreed upon by the parties.
The repurchase agreements may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations. The Company minimizes the credit risk associated with these activities by monitoring counterparty credit exposure and collateral values. Other than margin requirements, the Company is not subject to additional terms or contingencies which would expose the Company to additional obligations based upon the performance of the securities pledged as collateral.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

The table below presents securities sold under agreements to repurchase that are offset, if any, as well as securities transferred to counterparties related to such transactions (capped so that the net amount presented will not be reduced below zero). No other material financial instruments were subject to master netting agreements or other similar agreements:

Securities Sold under Agreements to Repurchase	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheet	Securities Transferred	Net Amount

	(dollars in thousands)
As of September 30, 2018	$42,378	$—	$42,378	$42,378	$—
The securities sold under agreements to repurchase have a set scheduled maturity date that corresponds to the maturities of the securities sold under such transaction. The table below presents the remaining final contractual maturity of the securities sold under agreement to repurchase by class of collateral pledged:

	As of September 30, 2018
Securities Sold under Agreements to Repurchase	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total

	(dollars in thousands)
Investments in CLOs	$—	$—	$—	$42,378	$42,378
10. REVENUES
The following table presents management fees and incentive income recognized as revenues for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Management Fees	Incentive Income	Management Fees	Incentive Income

	(dollars in thousands)
Multi-strategy funds	$41,507	$11,985	$130,307	$54,911
Credit
Opportunistic credit funds	11,011	2,514	30,115	33,045
Institutional Credit Strategies	12,967	—	36,715	—
Real estate funds	4,749	4,804	14,590	15,895
Other	441	—	1,991	942
Total	$70,675	$19,303	$213,718	$104,793

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, for which incentive income has not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. The following table presents the activity in the Company’s unearned incentive income for the nine months ended September 30, 2018:

Unearned Incentive Income
(dollars in thousands)
Balance as of December 31, 2017	$143,710
Effects of adoption of ASU 2014-09	(99,422)
Amounts collected during the period	38,503
Amounts recognized during the period	(14,806)
Balance as of September 30, 2018	$67,985
The Company recognizes management fees over the period in which the performance obligation is satisfied. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.
The following table presents the composition of the Company’s income and fees receivable as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

	(dollars in thousands)
Management fees	$23,466	$21,242
Incentive income	16,056	333,214
Income and Fees Receivable	$39,522	$354,456
11. EQUITY-BASED COMPENSATION EXPENSES
The Company grants equity-based compensation in the form of RSUs, PSUs, Group A Units, Group P Units and Class A Shares to its executive managing directors, employees and the independent members of the Board under the terms of the 2007 Equity Incentive Plan and the 2013 Incentive Plan.
The following table presents information regarding the impact of equity-based compensation grants on the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)		(dollars in thousands)
Expense recorded within compensation and benefits	$22,311	$22,258	$67,848	$63,696
Corresponding tax benefit	$2,033	$1,800	$5,853	$5,458

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

The following tables present activity related to the Company’s unvested equity awards for the nine months ended September 30, 2018:

	Equity-Classified Awards		Liability-Classified Awards		Equity-Classified Awards
	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested RSUs	Weighted-Average Grant-Date Fair Value	Unvested PSUs	Weighted-Average Grant-Date Fair Value
December 31, 2017	14,530,602	$4.67	—	$—	—	$—
Granted	38,096,061	$2.37	148,097	$1.99	10,000,000	$1.18
Vested	(2,525,241)	$4.42	—	$—	—	$—
Canceled or forfeited	(8,624,982)	$3.72	—	$—	—	$—
Modified from Group A Units and Group P Units	6,407,968	$6.36	7,345,991	$6.36	—	$—
September 30, 2018	47,884,408	$3.25	7,494,088	$6.28	10,000,000	$1.18

	Group A Units		Group P Units
	Unvested Group A Units	Weighted-Average Grant-Date Fair Value	Unvested Group P Units	Weighted-Average Grant-Date Fair Value
December 31, 2017	8,410,663	$9.77	71,850,000	$1.25
Vested	(1,574,811)	$9.93	—	$—
Canceled or forfeited	—	$—	(500,000)	$1.25
Modified to RSUs	(6,000,000)	$9.75	(29,000,000)	$1.25
September 30, 2018	835,852	$9.67	42,350,000	$1.25
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
As of September 30, 2018, total unrecognized compensation expense related to equity-classified awards totaled $105.6 million with a weighted-average amortization period of 2.95 years. As of September 30, 2018, total unrecognized compensation expense related to liability-classified awards totaled $33.4 million with a weighted-average amortization period of 3.92 years. See the Company’s Annual Report for additional information regarding RSUs.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

The following table presents information related to the settlement of RSUs:

	Nine Months Ended September 30,
	2018	2017

	(dollars in thousands)
Fair value of RSUs settled in Class A Shares	$4,772	$1,213
Fair value of RSUs settled in cash	$276	$130
Fair value of RSUs withheld to satisfy tax withholding obligations	$2,419	$840
Number of RSUs withheld to satisfy tax withholding obligations	1,109,892	394,774
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
In the nine months ended September 30, 2018, the Company granted 10,000,000 PSUs, with a weighted average grant date fair value $1.18 per unit. The fair value was determined using the Monte-Carlo simulation valuation model, with the following assumptions: volatility of 35%, dividend rate of 10%, and risk-free discount rate of 2.6%. The Company used historical volatility in its estimate of the expected volatility. As of September 30, 2018, total unrecognized compensation expense related to these units totaled $9.3 million with a weighted-average amortization period of 2.4 years.
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
Group A Units
As of September 30, 2018, total unrecognized compensation expense related to these units totaled $6.1 million with a weighted-average amortization period of 1.5 years. See the Company’s Annual Report for additional information regarding the Group A Units.
Group P Units
As of September 30, 2018, total unrecognized compensation expense related to the Group P Units totaled $29.5 million with a weighted-average amortization period of 2.1 years. See the Company’s Annual Report for additional information regarding the Group P Units.
12. INCOME TAXES
The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

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
The provision for income taxes includes federal, state and local taxes in the United States and foreign taxes at an approximate effective tax rate of 2.4% and 10.9% for the three months ended September 30, 2018 and 2017, respectively, and 0.7% and 23.1% for the nine months ended September 30, 2018 and 2017, respectively. The reconciling items from the Company’s statutory rate to the effective tax rate were driven primarily by the following: (i) a portion of the Company’s consolidated net income is not subject to federal, state and local corporate income taxes in the United States, as these amounts are allocated to the executive managing directors on their Group A Units; (ii) a portion of the income earned by the Company is subject to the New York City unincorporated business tax; and (iii) certain foreign subsidiaries are subject to foreign corporate income taxes.
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA includes a broad range of tax reforms including a reduction in the corporate income tax rate to 21% from 35%, effective January 1, 2018. The Company considers all amounts recorded as a result of the TCJA to be provisional and subject to revision. The Company’s provisional amounts, including the remeasurement of the Company’s deferred income tax assets and related tax receivable agreement liability, are based on reasonable and supportable assumptions as of September 30, 2018. Any revisions will be treated in accordance with the measurement period guidance allowing for a period of up to one year after the enactment date of the TCJA to finalize the recording of the impact. There were no measurement period adjustments recognizes during the nine months ended September 30, 2018.
In accordance with GAAP, the Company recognizes tax benefits for amounts that are “more likely than not” to be sustained upon examination by tax authorities. For uncertain tax positions in which the benefit to be realized does not meet the “more likely than not” threshold, the Company establishes a liability, which is included within other liabilities in the consolidated balance sheets.
As of September 30, 2018 and December 31, 2017, the Company had a liability for unrecognized tax benefits of $7.0 million. As of and for the nine months ended September 30, 2018, the Company did not accrue interest or penalties related to uncertain tax positions. As of September 30, 2018, the Company does not believe that there will be a significant change to the uncertain tax positions during the next 12 months. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $4.3 million as of September 30, 2018.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

13. GENERAL, ADMINISTRATIVE AND OTHER
The following table presents the components of general, administrative and other expenses as reported in the consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Professional services	$8,563	$9,414	$31,069	$31,170
Occupancy and equipment	7,525	7,391	21,820	25,868
Information processing and communications	5,948	6,611	19,349	20,822
Recurring placement and related service fees	3,956	4,829	12,466	15,490
Insurance	1,844	1,843	5,531	5,727
Business development	1,018	644	3,271	5,614
Foreign exchange losses and (gains)	238	(289)	2,825	(292)
Other expenses	2,447	2,693	8,567	9,830
	31,539	33,136	104,898	114,229
Legal provision(1)	18,750	—	31,750	—
Total General, Administrative and Other	$50,289	$33,136	$136,648	$114,229
_______________

(1)	Legal provision represents accruals for certain contingencies discussed in Note 16.
14. (LOSS) EARNINGS PER CLASS A SHARE
Basic (loss) earnings per Class A Share is computed by dividing the net (loss) income attributable to Class A Shareholders by the weighted-average number of Class A Shares outstanding for the period.
For the three months ended September 30, 2018 and 2017 the Company included 1,204,603 and 1,011,588 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share. For the nine months ended September 30, 2018 and 2017, the Company included 1,472,863 and 1,103,969 RSUs respectively, that have vested but have not been settled in Class A Shares in the weighted-average Class A Shares outstanding used to calculate basic and diluted (loss) earnings per Class A Share.
The Company did not include the Group P Units or PSUs in the calculations of dilutive (loss) earnings per Class A Share, as the applicable market performance conditions have not yet been met as of September 30, 2018.
The following tables present the computation of basic and diluted earnings per Class A Share:

Three Months Ended September 30, 2018	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(14,537)	192,657,766	$(0.08)
Effect of dilutive securities:
Group A Units	—	—		258,978,608
RSUs	—	—		54,760,583
Diluted	$(14,537)	192,657,766	$(0.08)

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

Three Months Ended September 30, 2017	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$5,726	186,235,651	$0.03
Effect of dilutive securities:
Group A Units	—	—		267,489,478
RSUs	—	—		22,538,548
Diluted	$5,726	186,235,651	$0.03

Nine Months Ended September 30, 2018	Net Loss Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Loss Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$(23,303)	192,485,281	$(0.12)
Effect of dilutive securities:
Group A Units	—	—		261,654,313
RSUs	—	—		46,200,732
Diluted	$(23,303)	192,485,281	$(0.12)

Nine Months Ended September 30, 2017	Net Income Attributable to Class A Shareholders	Weighted- Average Class A Shares Outstanding	Earnings Per Class A Share	Number of Antidilutive Units Excluded from Diluted Calculation

	(dollars in thousands, except per share amounts)
Basic	$11,660	186,201,389	$0.06
Effect of dilutive securities:
Group A Units	—	—		273,923,088
RSUs	—	—		21,733,730
Diluted	$11,660	186,201,389	$0.06
15. RELATED PARTY TRANSACTIONS
Due from Related Parties
Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.
Due to Related Parties
Amounts due to related parties relate primarily to future payments owed to the Company’s executive managing directors under the tax receivable agreement, as discussed further in Note 16. The Company made no payments under the tax receivable agreement in the nine months ended September 30, 2018 and 2017.
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

Management Fees and Incentive Income Earned from Related Parties and Waived Fees
As of September 30, 2018 and 2017, respectively, approximately $2.2 billion and $2.8 billion of the Company’s assets under management represented investments by the Company, its executive managing directors, employees and certain other related parties in the Company’s funds. As of September 30, 2018 and 2017, approximately 28% and 69%, of these affiliated assets under management were not charged management fees and were not subject to an incentive income calculation.
The following table presents management fees and incentive income charged on investments held by related parties before the impact of eliminations related to the consolidated funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Fees charged on investments held by related parties:
Management fees	$4,148	$2,703	$10,621	$8,037
Incentive income	$1,795	$141	$4,249	$2,476
Corporate Aircraft
The Company’s corporate aircraft were used for business purposes. From time to time, certain executive managing directors used the aircraft for personal use. For the three and nine months ended September 30, 2017, the Company charged no fees and $360 thousand for personal use of the aircraft by certain executive managing directors. The Company sold its aircraft during the first half of 2017.
16. COMMITMENTS AND CONTINGENCIES
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
The estimate of the timing and the amount of future payments under the tax receivable agreement involves several assumptions that do not account for the significant uncertainties associated with these potential payments, including an assumption that Oz Corp will have sufficient taxable income in the relevant tax years to utilize the tax benefits that would give rise to an obligation to make payments. The actual timing and amount of any actual payments under the tax receivable agreement will

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

vary based upon these and a number of other factors. As of September 30, 2018, the estimated future payment under the tax receivable agreement was $280.0 million, which is recorded in due to related parties on the consolidated balance sheets.
Lease Obligations
The Company has non-cancelable operating leases for its headquarters in New York expiring in 2029 and various other operating leases for its offices in London, Hong Kong, Mumbai, Beijing, Shanghai, and other locations, expiring on various dates through 2024. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term taking into account any rent holiday periods. The related lease commitments have not changed materially since December 31, 2017.
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
On May 5, 2014, a purported matter of shareholders filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York (Menaldi v. Och-Ziff Capital Mgmt., et al.). The amended complaint asserted claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from February 9, 2012 to August 22, 2014. Daniel Och, Joel Frank and Michael Cohen were also named as defendants. On March 16, 2015, all defendants moved to dismiss the amended complaint. On February 17, 2016, the court entered an order granting in part the motion to dismiss filed by the Company and Messrs. Och and Frank and dismissing Mr. Cohen from the action. On March 23, 2016, the Company and Messrs. Och and Frank filed their answer to the amended complaint. On November 18, 2016, plaintiffs filed a second amended complaint asserting claims under the Securities Exchange Act of 1934 on behalf of all purchasers of Company securities from November 18, 2011 to April 11, 2016. The second amended complaint alleges, among other things, breaches of certain disclosure obligations with respect to matters that were under investigation by the SEC and the DOJ, and names the Company and Messrs. Och, Frank and Cohen as defendants. On November 23, 2016, Mr. Cohen objected to being named as a defendant in the second amended complaint on procedural grounds. On December 21, 2016, the court directed the plaintiffs to file a motion for permission to renew their claims against Mr. Cohen. Plaintiffs filed their motion on January 7, 2017. On January 11, 2017, the Company filed a motion to dismiss those portions of the second amended complaint that seek to revive dismissed claims or assert new claims against it, and Messrs. Och and Frank filed motions to dismiss as well. On September 29, 2017, the Court granted the Company’s motion to dismiss in its entirety and dismissed plaintiffs’ revived claims and new claims against the Company and Messrs. Och and Frank. The Court also dismissed Mr. Cohen from the matter entirely and denied plaintiffs’ request to file a further amended complaint. On September 17, 2018, the parties notified the Court that they had reached an agreement in principle to settle the matter. On October 2, 2018, the parties’ stipulation of settlement was filed with the Court. Under the parties’ proposed settlement, the Company will pay $28.8 million in exchange for a full release from plaintiffs and the class members they represent. On October 3, 2018, the Court entered an order preliminarily approving the settlement. On October 5, 2018, the Court entered an order scheduling a hearing on January 16, 2019 for final approval of the settlement.

The Company recorded a $10.0 million legal provision in the second quarter of 2018 in connection with the Menaldi matter and recorded an additional $18.8 million legal provision in the third quarter of 2018. The chance of any additional loss in connection with this matter is remote.
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
SEPTEMBER 30, 2018

Investment Commitments
From time to time, certain funds consolidated by the Company may have commitments to fund investments. These commitments are funded through contributions from investors in those funds, including the Company if it is an investor in the relevant fund.
The Company has unfunded capital commitments of $24.2 million to certain funds it manages. It expects to fund these commitments over the next three years. In addition, certain related parties of the Company, collectively, have unfunded capital commitments to funds managed by the Company of up to $76.9 million. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually.
Other Contingencies
During the second quarter of 2018, the Company recorded a $3.0 million legal provision to resolve a commercial dispute. The Company resolved this matter in the third quarter of 2018 and will not incur any additional loss related to this matter.
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
17. SEGMENT INFORMATION
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
SEPTEMBER 30, 2018

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
Oz Funds Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Oz Funds Segment:
Economic Income Revenues	$79,763	$119,390	$287,148	$380,999
Economic Income	$(7,483)	$49,768	$49,410	$157,891
Reconciliation of Oz Funds Segment Revenues to Consolidated Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Total consolidated revenues	$93,827	$131,999	$332,003	$420,097
Adjustment to management fees(1)	(4,222)	(4,827)	(13,440)	(15,488)
Adjustment to other revenues(2)	—	141	(39)	(1,117)
Other Operations revenues	(9,335)	(5,868)	(29,635)	(18,975)
Income of consolidated funds	(507)	(2,055)	(1,741)	(3,518)
Economic Income Revenues - Oz Funds Segment	$79,763	$119,390	$287,148	$380,999
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude realized gains on sale of fixed assets.

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
SEPTEMBER 30, 2018

Reconciliation of Oz Funds Segment Economic Income to Net (Loss) Income Attributable to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders—GAAP	$(14,537)	$5,726	$(23,303)	$11,660
Change in redemption value of Preferred Units	—	—	—	2,853
Net (Loss) Income Attributable to Och-Ziff Capital Management Group LLC—GAAP	$(14,537)	$5,726	$(23,303)	$14,513
Net (loss) income attributable to Group A Units	(21,798)	9,500	(35,343)	41,145
Equity-based compensation, net of RSUs settled in cash	22,311	22,128	67,572	63,566
Adjustment to recognize deferred cash compensation in the period of grant	791	(254)	15,548	(666)
Income taxes	(860)	1,942	(372)	17,242
Net losses on early retirement of debt	—	—	14,303	—
Allocations to Group D Units	783	1,554	3,060	4,914
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	4,229	7,470	4,622	13,242
Depreciation, amortization and net gains and losses on fixed assets	2,543	2,237	7,709	7,693
Other adjustments	781	(314)	1,383	(1,511)
Other Operations	(1,726)	(221)	(5,769)	(2,247)
Economic Income - Oz Funds Segment	$(7,483)	$49,768	$49,410	$157,891
18. SUBSEQUENT EVENTS
Dividend
On November 2, 2018, the Company announced a cash dividend of $0.02 per Class A Share. The dividend is payable on November 20, 2018, to holders of record as of the close of business on November 13, 2018.

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
Overview
Changes in Debt Obligations
In the second quarter of 2018, we repaid our $400.0 million senior notes issued in 2014 (the “Senior Notes”) and entered into a new credit and guarantee agreement (the “Senior Credit Agreement”) that includes a $250.0 million term loan facility (the “2018 Term Loan”) and a $100.0 million revolving credit facility which remained undrawn (the “2018 Revolving Credit Facility”). We voluntarily pre-paid $50.0 million of the 2018 Term Loan during the second quarter. As of September 30, 2018, the balance outstanding under the 2018 Term Loan was $200.0 million.
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
Overview of Our Financial Results
We reported GAAP net loss attributable to Class A Shareholders of $14.5 million for the third quarter of 2018, compared to net income of $5.7 million for the third quarter of 2017. The quarter-to-date decline was primarily due to lower incentive income and management fees, as well as a legal provision related to a shareholder class action settlement recorded during the quarter. These decreases in earnings were partially offset by lower income tax expense, higher interest income and lower interest expense.
We reported GAAP net loss of $23.3 million for the first nine months of 2018, compared to income of $11.7 million for the first nine months of 2017. The year-to-date decline was primarily due to lower incentive income and management fees, as well as legal provisions recorded in the period. Also contributing to the year-over-year decline were net losses incurred on early retirement of debt during the first half of 2018, as well as higher compensation and benefits and interest expense. These decreases in earnings were partially offset by lower income tax expense and higher interest income.
Economic Income was a loss of $5.8 million for the third quarter of 2018, compared to income of $50.0 million for the third quarter of 2017. The quarter-to-date decline was primarily due to lower incentive income and management fees, a legal provision recorded during the quarter, as well as higher compensation and benefits. These decreases in earnings were partially offset by higher interest income and lower interest expense.
Economic Income was $55.2 million for the first nine months of 2018, compared to $160.1 million for the first nine months of 2017. The year-to-date decline was primarily due to lower incentive income and management fees, a legal provision recorded in the period, as well as higher interest expense. These decreases were partially offset by higher interest income and lower compensation and benefits expenses.
Economic Income is a non-GAAP measure. For additional information regarding non-GAAP measures, as well as for a discussion of the drivers of the year over year change in Economic Income, please see “—Economic Income Analysis.”

Overview of Assets Under Management and Fund Performance
Assets under management totaled $33.0 billion as of September 30, 2018. Longer-dated assets under management, which are those subject to initial commitment periods of three years or longer, were $19.9 billion, comprising 60% of our total assets under management as of September 30, 2018. Assets under management in our dedicated credit, real estate and other strategy-specific funds were $21.5 billion, comprising 65% of assets under management as of September 30, 2018.
Assets under management in our multi-strategy funds totaled $11.5 billion as of September 30, 2018, decreasing $3.2 billion, or 22%, year-over-year. This change was driven by net capital outflows of $3.1 billion, primarily in the Oz Master Fund, our largest multi-strategy fund, partially offset by performance-related appreciation of $582.1 million. Also contributing to the decrease was $623.5 million of distributions to investors in certain smaller funds that we have decided to close.
Oz Master Fund generated a gross return of 6.0% and a net return of 4.0% year-to-date through September 30, 2018. Oz Master Fund’s return was broad based, with positive performance in all of its major strategies. Please see “—Assets Under Management and Fund Performance—Multi-Strategy Funds” for additional information regarding the returns of the Oz Master Fund.
Assets under management in our dedicated credit products totaled $18.7 billion as of September 30, 2018, increasing $3.8 billion, or 25%, year-over-year. This change was driven by capital net inflows of $3.6 billion and performance-related appreciation of $536.9 million, partially offset by $340.6 million of distributions and other reductions primarily in our closed-end opportunistic credit funds.
Assets under management in our opportunistic credit funds totaled $5.6 billion as of September 30, 2018, increasing $161.5 million, or 3%, year-over-year. This change was driven by $580.4 million of performance-related appreciation, partially offset by $272.3 million of net outflows and $146.6 million of distributions in our closed-end opportunistic credit funds.
Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 12.4% and a net return of 8.8% year-to-date through September 30, 2018. Performance was broad-based with gains across both the corporate and structured credit strategies. Assets under management for the fund were $1.8 billion as of September 30, 2018.
Assets under management in Institutional Credit Strategies totaled $13.1 billion as of September 30, 2018, increasing $3.6 billion, or 38%, year-over-year. The increase was driven primarily by the closing of additional CLOs and an aircraft securitization.
Assets under management in our real estate funds totaled $2.5 billion as of September 30, 2018, decreasing $97.9 million, or 4%, year-over-year. Since inception through September 30, 2018, the gross internal rate of return (“IRR”) was 32.9% and 21.5% net for Och-Ziff Real Estate Fund II (for which the investment period ended in 2014), and 25.2% gross and 16.0% net for Och-Ziff Real Estate Fund I (for which the investment period ended in 2010).
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
Information with respect to our assets under management throughout this report, including the tables set forth below, includes investments by us, our executive managing directors, employees and certain other related parties. As of September 30, 2018, approximately 7% of our assets under management represented investments by us, our executive managing directors, employees and certain other related parties in our funds. As of that date, approximately 28% of these affiliated assets under management are not charged management fees and are not subject to an incentive income calculation. Additionally, to the extent that a fund is an investor in another fund, we waive or rebate a corresponding portion of the management fees charged to the fund.
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

	Three Months Ended September 30, 2018
	June 30, 2018	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2018

	(dollars in thousands)
Multi-strategy funds	$12,703,068	$(1,139,496)	$(28,467)	$(69,301)	$11,465,804
Credit
Opportunistic credit funds	5,519,421	(34,647)	(6,039)	117,502	5,596,237
Institutional Credit Strategies	12,747,327	525,968	(194,060)	(7,320)	13,071,915
Real estate funds	2,539,352	4,688	(44,463)	65	2,499,642
Other	399,217	(37,231)	(24)	(971)	360,991
Total	$33,908,385	$(680,718)	$(273,053)	$39,975	$32,994,589

	Three Months Ended September 30, 2017
	June 30, 2017	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2017

	(dollars in thousands)
Multi-strategy funds	$16,091,042	$(1,810,922)	$—	$345,756	$14,625,876
Credit
Opportunistic credit funds	5,341,522	(9,969)	(16,510)	119,655	5,434,698
Institutional Credit Strategies	8,514,811	924,089	—	14,473	9,453,373
Real estate funds	2,617,832	8,079	(28,344)	(43)	2,597,524
Other	632,452	(31,573)	(1,078)	3,903	603,704
Total	$33,197,659	$(920,296)	$(45,932)	$483,744	$32,715,175

	Nine Months Ended September 30, 2018
	December 31, 2017	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2018

	(dollars in thousands)
Multi-strategy funds	$13,695,040	$(2,057,876)	$(623,458)	$452,098	$11,465,804
Credit
Opportunistic credit funds	5,513,618	(184,724)	(124,825)	392,168	5,596,237
Institutional Credit Strategies	10,136,991	3,179,485	(194,060)	(50,501)	13,071,915
Real estate funds	2,495,190	82,492	(78,056)	16	2,499,642
Other	587,723	(72,400)	(159,282)	4,950	360,991
Total	$32,428,562	$946,977	$(1,179,681)	$798,731	$32,994,589

	Nine Months Ended September 30, 2017
	December 31, 2016	Inflows / (Outflows)	Distributions / Other Reductions	Appreciation / (Depreciation)	September 30, 2017

	(dollars in thousands)
Multi-strategy funds	$21,084,548	$(8,175,198)	$—	$1,716,526	$14,625,876
Credit
Opportunistic credit funds	5,376,080	(249,550)	(36,279)	344,447	5,434,698
Institutional Credit Strategies	8,019,510	1,437,740	—	(3,877)	9,453,373
Real estate funds	2,213,364	459,476	(75,943)	627	2,597,524
Other	1,186,801	(597,581)	(31,094)	45,578	603,704
Total	$37,880,303	$(7,125,113)	$(143,316)	$2,103,301	$32,715,175
In the nine months ended September 30, 2018, our funds experienced performance-related appreciation of $798.7 million and net inflows of $947.0 million. The net inflows were comprised of $4.2 billion of gross inflows, primarily due to launches of new CLOs, and $3.3 billion of gross outflows due to redemptions. We also had $1.2 billion in distributions and other reductions related to refinancing and subsequent pay down of notes of a CLO, real estate and closed-end funds that are in the process of realizing investments and making distributions to investors in those funds, as well as to certain smaller funds that we have decided to close. Our outflows in the first nine months of 2018 started to normalize. In the first nine months of 2018, excluding securitization vehicles within Institutional Credit Strategies, our largest sources of gross inflows were from pensions, corporate, institutional, and related parties, while pensions and related parties were the largest sources of gross outflows.
As of November 1, 2018, assets under management decreased to an estimated $32.3 billion from September 30, 2018, reflecting estimated performance-related depreciation of approximately $378.2 million, capital net outflows of approximately $256.5 million and distributions of $30.0 million since the end of the quarter.
In the nine months ended September 30, 2017, our funds experienced performance-related appreciation of $2.1 billion and net outflows of $7.1 billion, which was comprised of $2.2 billion of gross inflows and $9.3 billion of gross outflows due to redemptions. We also had $143.3 million in distributions and other reductions related to investors in our real estate, closed-end opportunistic credit and other funds. We experienced elevated redemptions and reduced inflows in our multi-strategy funds during early 2017 as a result of the investigation matter and the related inability to rely on Regulation D. In the first nine months of 2017, excluding CLOs, our largest source of gross inflows was from corporate, institutional and other, while pensions and private banks were our largest sources of gross outflows.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Weighted-average assets under management	$33,091,899	$32,032,309	$32,709,615	$32,532,857
Average management fee rates	0.80%	0.90%	0.82%	0.94%
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
Multi-Strategy Funds
The table below presents assets under management and investment performance for our multi-strategy funds. Assets under management are generally based on the net asset value of these products. Management fees generally range from 0.98% to 2.25% of assets under management. For the third quarter of 2018, our multi-strategy funds had an average management fee rate of 1.25%.
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

	Assets Under Management as of September 30,		Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2018
			2018		2017
	2018	2017	Gross	Net	Gross	Net	Gross		Net

Fund	(dollars in thousands)
Oz Master Fund(1)	$10,349,934	$12,133,186	6.0%	4.0%	13.6%	9.7%	16.5%	(1)	11.5%	(1)
Oz Enhanced Master Fund	695,283	654,062	7.5%	5.0%	22.9%	16.8%	14.4%		9.8%
Other funds	420,587	1,838,628	n/m	n/m	n/m	n/m	n/m		n/m
	$11,465,804	$14,625,876
_______________
n/m not meaningful

(1)
The annualized returns since inception are those of the Oz Multi-Strategy Composite, which represents the composite performance of all accounts that were managed in accordance with our broad multi-strategy mandate that were not subject to portfolio investment restrictions or other factors that limited our investment discretion since inception on April 1, 1994. Performance is calculated using the total return of all such accounts net of all investment fees and expenses of such accounts, except incentive income on unrealized gains attributable to Special Investments that could reduce returns in these investments at the time of realization, and the returns include the reinvestment of all dividends and other income. The performance calculation for the Oz Master Fund excludes realized and unrealized gains and losses attributable to currency hedging specific to certain investors investing in Oz Master Fund in currencies other than the U.S. Dollar. For the period from April 1, 1994 through December 31, 1997, the returns are gross of certain overhead expenses that were reimbursed by the accounts. Such reimbursement arrangements were terminated at the inception of the Oz Master Fund on January 1, 1998. The size of the accounts comprising the composite during the time period shown vary materially. Such differences impacted our investment decisions and the diversity of the investment strategies followed. Furthermore, the composition of the investment strategies we follow is subject to our discretion, has varied materially since inception and is expected to vary materially in the future. As of September 30, 2018, the gross and net annualized returns since the Oz Master Fund’s inception on January 1, 1998 were 12.9% and 8.7%, respectively.

The $3.2 billion, or 22%, year-over-year decrease in assets under management in our multi-strategy funds was primarily due to capital net outflows of $3.1 billion, primarily from the Oz Master Fund, our largest multi-strategy fund, and distributions of $623.5 million in certain other multi-strategy funds that we have decided to close. These decreases were partially offset by performance-related appreciation of $582.1 million. In 2018, the largest sources of gross outflows from our multi-strategy funds were attributable to pensions and related parties.
For the first nine months of 2018, the Oz Master Fund generated a gross return of 6.0% and a net return of 4.0%. Oz Master Fund’s return was broad based, with positive performance in all of its major strategies.
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
Credit

	Assets Under Management as of September 30,
	2018	2017

	(dollars in thousands)
Opportunistic credit funds	$5,596,237	$5,434,698
Institutional Credit Strategies	13,071,915	9,453,373
	$18,668,152	$14,888,071
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
Assets under management for our opportunistic credit funds are generally based on the net asset value of those funds plus any unfunded commitments. Management fees for our opportunistic credit funds generally range from 0.75% to 1.75% of the net asset value of these funds. For the third quarter of 2018, our opportunistic credit funds had an average management fee rate of 0.80%.

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

	Assets Under Management as of September 30,		Returns for the Nine Months Ended September 30,				Annualized Returns Since Inception Through September 30, 2018
	2018	2017	2018		2017
			Gross	Net	Gross	Net	Gross	Net

Fund	(dollars in thousands)
Oz Credit Opportunities Master Fund	$1,771,095	$1,739,676	12.4%	8.8%	11.8%	8.0%	17.4%	12.7%
Customized Credit Focused Platform	3,148,603	2,918,757	11.5%	8.6%	9.4%	7.0%	19.1%	14.4%
Closed-end opportunistic credit funds	224,609	308,278	See below for return information on our closed-end opportunistic credit funds.
Other funds	451,930	467,987	n/m	n/m	n/m	n/m	n/m	n/m
	$5,596,237	$5,434,698
_______________
n/m not meaningful
Assets under management in our opportunistic credit funds increased by $161.5 million, or 3%, year-over-year. This change was driven by $580.4 million of performance-related appreciation, partially offset by $272.3 million of net outflows and $146.6 million of distributions in the Company’s closed-end opportunistic credit funds.
For the first nine months of 2018, the Oz Credit Opportunities Master Fund, our global opportunistic credit fund, generated a gross return of 12.4% and a net return of 8.8%. For the first nine months of 2017, the OZ Credit Opportunities Master Fund, generated a gross return of 11.8% and a net return of 8.0%. Performance was broad-based with gains across both the corporate and structured credit strategies.

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

	Assets Under Management as of September 30,		Inception to Date as of September 30, 2018
					IRR
	2018	2017	Total Commitments	Total Invested Capital(1)	Gross(2)	Net(3)	Gross MOIC(4)

Fund (Investment Period)	(dollars in thousands)
Oz European Credit Opportunities Fund (2012-2015)	$43,486	$64,538	$459,600	$305,487	16.2%	12.3%	1.5x
Oz Structured Products Domestic Fund II (2011-2014)	83,149	111,596	326,850	326,850	20.1%	15.9%	2.1x
Oz Structured Products Offshore Fund II (2011-2014)	85,664	118,512	304,531	304,531	17.7%	13.9%	1.9x
Oz Structured Products Offshore Fund I (2010-2013)	6,366	5,627	155,098	155,098	23.9%	19.2%	2.1x
Oz Structured Products Domestic Fund I (2010-2013)	5,764	5,055	99,986	99,986	22.8%	18.2%	2.0x
Other funds	180	2,950	168,250	168,250	n/m	n/m	n/m
	$224,609	$308,278	$1,514,315	$1,360,202
_______________
n/m not meaningful

(1)	Represents funded capital commitments net of recallable distributions to investors.

(2)
Gross IRR for our closed-end opportunistic credit funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the fund as of September 30, 2018, including the fair value of unrealized investments as of such date, together with any appreciation or depreciation from related hedging activity. Gross IRR does not include the effects of management fees or incentive income, which would reduce the return, and includes the reinvestment of all fund income.

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
Assets under management for Institutional Credit Strategies, which are primarily comprised of our CLOs, are generally based on the par value of the collateral and cash held in the CLOs. However, assets under management are reduced for any investments in our CLOs held by our other funds in order to avoid double counting these assets. Management fees for Institutional Credit Strategies generally range from 0.35% to 0.50% of assets under management. For the third quarter of 2018, Institutional Credit Strategies had an average management fee rate of 0.39%.
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
The OZLM CLOs presented below are our U.S. CLOs, whereas the OZLME CLO are our European CLOs.

			Assets Under Management as of September 30,
	Initial Closing Date (Most Recent Refinance Date)	Deal Size	2018	2017

		(dollars in thousands)
CLOs
OZLM I	July 19, 2012 (July 24, 2017)	$523,550	$496,259	$496,684
OZLM II	November 1, 2012 (August 29, 2018)	567,100	508,041	509,048
OZLM III	February 20, 2013 (December 15, 2016)	653,250	607,773	608,852
OZLM IV	June 27, 2013 (September 15, 2017)	615,500	539,403	535,978
OZLM V	December 17, 2013 (March 16, 2017)	501,250	—	467,159
OZLM VI	April 16, 2014 (April 17, 2018)	621,250	596,918	595,547
OZLM VII	June 26, 2014 (July 17, 2018)	636,775	597,974	793,458
OZLM VIII	September 9, 2014 (May 30, 2017)	622,250	593,006	595,657
OZLM IX	December 22, 2014 (March 2, 2017)	510,208	497,665	499,437
OZLM XI	March 12, 2015 (August 18, 2017)	541,532	515,226	490,284
OZLM XII	May 28, 2015 (September 18, 2018)	565,650	548,248	549,377
OZLM XIII	August 6, 2015 (September 18, 2018)	511,600	494,491	495,529
OZLM XIV	December 21, 2015 (June 4, 2018)	507,420	501,021	502,433
OZLM XV	December 20, 2016	409,250	395,594	395,804
OZLME I	December 15, 2016	430,490	463,032	470,404
OZLM XVI	June 8, 2017	410,250	400,307	401,172
OZLM XVII	August 3, 2017	512,000	498,020	499,692
OZLME II	September 14, 2017	494,708	460,270	468,738
OZLM XIX	November 21, 2017	610,800	600,367	—
OZLM XXI	January 26, 2018	510,600	500,237	—
OZLME III	January 31, 2018	509,118	463,921	—
OZLM XXII	February 22, 2018	509,200	463,686	—
OZLM XVIII	April 4, 2018	508,000	499,622	—
OZLM XX	May 11, 2018	464,150	447,813	—
OZLME IV	August 1, 2018	479,385	466,458	—
		13,225,286	12,155,352	9,375,253
STARR 2018-1	June 27, 2018	696,000	680,231	—
Other funds	n/a	n/a	236,332	78,120
		$13,921,286	$13,071,915	$9,453,373
Assets under management in Institutional Credit Strategies totaled $13.1 billion as of September 30, 2018, increasing $3.6 billion, or 38%, year-over-year. The year-over-year increase in assets under management in Institutional Credit Strategies was driven primarily by the closing of additional CLOs and an aircraft securitization. In June 2018, in partnership with GE Capital Aviation Services, we closed a $696.0 million aircraft securitization, STARR 2018-1, where we serve as the asset manager.

Real Estate Funds
Our real estate funds generally make investments in commercial and residential real estate, including real property, multi-property portfolios, real estate-related joint ventures, real estate operating companies and other real estate-related assets.
Assets under management for our real estate funds are generally based on the amount of capital committed by our fund investors during the investment period and the amount of actual capital invested for periods following the investment period. However, assets under management are reduced for unfunded commitments by our executive managing directors that will be funded through transfers from other funds in order to avoid double counting these assets. Management fees for our real estate funds generally range from 0.75% to 1.50% of assets under management; however, management fees for Och-Ziff Real Estate Credit Fund I are based on invested capital. For the third quarter of 2018, our real estate funds had an average management fee rate of 0.75%.
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

	Assets Under Management as of September 30,
	2018	2017

Fund	(dollars in thousands)
Och-Ziff Real Estate Fund I	$13,578	$13,102
Och-Ziff Real Estate Fund II	103,553	286,003
Och-Ziff Real Estate Fund III	1,458,089	1,453,133
Och-Ziff Real Estate Credit Fund I	697,696	695,464
Other funds	226,726	149,822
	$2,499,642	$2,597,524

	Inception to Date as of September 30, 2018
		Total Investments					Realized/Partially Realized Investments(1)
	Total Commitments	Invested Capital(2)	Total Value(3)	Gross IRR(4)	Net IRR(5)	Gross MOIC(6)	Invested Capital	Total Value	Gross IRR(4)	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I(7) (2005-2010)	$408,081	$386,298	$831,415	25.2%	16.0%	2.2x	$372,720	$830,494	26.8%	2.2x
Och-Ziff Real Estate Fund II(7) (2011-2014)	839,508	762,588	1,490,857	32.9%	21.5%	2.0x	718,888	1,412,575	33.0%	2.0x
Och-Ziff Real Estate Fund III (2014-2019)	1,500,000	889,595	1,396,318	32.8%	23.0%	1.6x	423,464	796,984	39.1%	1.9x
Och-Ziff Real Estate Credit Fund I(8) (2015-2019)	736,225	125,381	156,488	n/m	n/m	n/m	48,771	61,885	n/m	n/m
Other funds	367,046	204,722	285,287	n/m	n/m	n/m	61,483	108,519	n/m	n/m
	$3,850,860	$2,368,584	$4,160,365				$1,625,326	$3,210,457

	Unrealized Investments as of September 30, 2018
	Invested Capital	Total Value	Gross MOIC(6)

Fund (Investment Period)	(dollars in thousands)
Och-Ziff Real Estate Fund I (2005-2010)(7)	$13,578	$921	0.1x
Och-Ziff Real Estate Fund II (2011-2014)(7)	43,700	78,282	1.8x
Och-Ziff Real Estate Fund III (2014-2019)	466,131	599,334	1.3x
Och-Ziff Real Estate Credit Fund I (2015-2019)(8)	76,610	94,603	n/m
Other funds	143,239	176,768	n/m
	$743,258	$949,908
_______________
n/m not meaningful

(1)
An investment is considered partially realized when the total amount of proceeds received, including dividends, interest or other distributions of income and return of capital, represents at least 50% of invested capital.

(2)	Invested capital represents total aggregate contributions made for investments by the fund.

(3)
Total value represents the sum of realized distributions and the fair value of unrealized and partially realized investments as of September 30, 2018. Total value will be impacted (either positively or negatively) by future economic and other factors. Accordingly, the total value ultimately realized will likely be higher or lower than the amounts presented as of September 30, 2018.

(4)
Gross IRR for our real estate funds represents the estimated, unaudited, annualized return based on the timing of cash inflows and outflows for the aggregated investments as of September 30, 2018, including the fair value of unrealized and partially realized investments as of such date, together with any unrealized appreciation or depreciation from related hedging activity. Gross IRR is not adjusted for estimated management fees, incentive income or other fees or expenses to be paid by the fund, which would reduce the return.

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
Assets under management in our real estate funds decreased $97.9 million, or 4%, year-over-year. We continue to deploy capital in our real estate funds, while also realizing investments. In the first nine months of 2018, the real estate funds had nine full or partial realizations; seven from Och-Ziff Real Estate Fund III, which were realized at an average gross multiple of 1.8 times. In total, we have committed approximately 65% of Och-Ziff Real Estate Fund III, generating a 23.0% net return for investors since inception. Our Och-Ziff Real Estate Credit Fund I is currently 22% deployed.
Other
Management fees for these funds range from 0.75% to 1.50% of assets under management, generally based on the amount of capital committed to these platforms by our fund investors. For the third quarter of 2018, our other funds had an average management fee rate of 0.50%.
Incentive income for these funds is generally 20% of realized and unrealized annual profits or of cumulative profits attributable to each investor. Incentive income for these funds is subject to hurdle rates generally 3% to 8%.
Longer-Term Assets Under Management
As of September 30, 2018, approximately 60% of our assets under management were subject to initial commitment periods of three years or longer. Incentive income on these assets, if any, is based on the cumulative investment performance generated over this commitment period. The table below presents the amount of these assets under management, as well as the amount of incentive income accrued at the fund level but that has not yet been recognized in our revenues. Further, these amounts may ultimately not be recognized as revenue by us in the event of future losses in the respective funds. See “—Understanding Our Results—Incentive Income” for additional information.

	September 30, 2018
	Longer-Term Assets Under Management	Accrued Unrecognized Incentive Income

	(dollars in thousands)
Multi-strategy funds	$507,192	$10,428
Credit
Opportunistic credit funds	3,670,375	228,908
Institutional Credit Strategies	12,884,618	—
Real estate funds	2,499,641	117,426
Other	290,709	1,177
	$19,852,535	$357,939
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
Management Fees. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of assets under management at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Accordingly, changes in our management fee revenues from quarter to quarter are driven by changes in the quarterly opening balances of assets under management, the relative magnitude and timing of inflows and redemptions during the respective quarter, as well as the impact of differing management fee rates charged on those inflows and redemptions. See “—Weighted-Average Assets Under Management and Average Management Fee Rates” for information on our average management fee rate. See Note 10 to our consolidated financial statements included in this quarterly report for additional information regarding management fees.

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
Interest Expense. Amounts included within interest expense relate primarily to indebtedness outstanding. See “—Liquidity and Capital Resources—Debt Obligations” and “—Liquidity and Capital Resources—Securities Sold Under Agreements to Repurchase” for additional information.
General, Administrative and Other. General, administrative and other expenses are comprised of professional services, occupancy and equipment, information processing and communications, recurring placement and related service fees, business development, insurance, foreign exchange gains and losses, and other miscellaneous expenses.
Expenses of Consolidated Funds. Expenses recorded as expenses of consolidated funds consist of interest expense and other miscellaneous expenses.
Other (Loss) Income
Changes in Tax Receivable Agreement Liability. Changes in tax receivable agreement liability consists of changes in our estimate of the future payments related to the tax receivable agreement that result from changes in future income tax savings due to changes in tax rates. See Note 16 to our consolidated financial statements included in this report for additional information.
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
Net Gains of Consolidated Funds. Net gains of consolidated funds consist of net realized and unrealized gains and losses on investments held by the consolidated funds.
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
Results of Operations
Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Management fees	$70,675	$77,171	$213,718	$243,508
Incentive income	19,303	51,249	104,793	168,990
Other revenues	3,342	1,524	11,751	4,081
Income of consolidated funds	507	2,055	1,741	3,518
Total Revenues	$93,827	$131,999	$332,003	$420,097
Total revenues for the quarter-to-date period decreased by $38.2 million, primarily due to the following:

•
A $6.5 million decrease in management fees, driven primarily by a $9.3 million decrease in management fees from our multi-strategy funds due to lower average assets under management, partially offset by an increase of $4.1 million in Institutional Credit Strategies due to the launches of new CLOs and STARR 2018-01. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $31.9 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $29.7 million decrease in incentive income from our multi-strategy funds, primarily due to: (i) a $21.9 million decrease due to crystallization of incentive related to fund investor redemptions during the quarter; (ii) a $5.0 million decrease related to assets subject to a one-year measurement period; and (iii) a $2.9 million decrease due to lower amounts earned from longer-term assets under management.
•Opportunistic credit funds. A $5.4 million decrease in incentive income from our opportunistic credit funds, primarily due to (i) a $3.3 million decrease related to longer-term assets under management; and (ii) a $1.8 million decrease related to assets subject to a one-year measurement period.
•Real estate funds. An offsetting $3.7 million increase in incentive income primarily due to additional realizations.

•	A $1.8 million offsetting increase in other revenues, primarily due to higher interest income.

•
A $1.5 million decrease in income of consolidated funds, primarily due to consolidation of a CLO in warehouse during the second and third quarters of 2017. The CLO was deconsolidated at launch in September of 2017.

Total revenues for the year-to-date period decreased by $88.1 million, primarily due to the following:

•
A $29.8 million decrease in management fees, driven primarily by a $35.6 million decrease in management fees from our multi-strategy funds due to lower average assets under management, as well as a $3.1 million decrease from our opportunistic credit funds. These decreases were partially offset by an increase of $11.3 million in Institutional Credit Strategies due to the launches of new CLOs and STARR 2018-01. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $64.2 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $66.0 million decrease in incentive income from our multi-strategy funds, primarily due to: (i) a $39.5 million decrease due to lower amounts earned from longer-term assets under management; (ii) a $35.5 million decrease related to crystallization of incentive related to fund investor redemptions during the period; and (iii) a $1.7 million decrease due to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management. These decreases were partially offset by a $10.8 million increase related to assets subject to a one-year measurement period.
•Opportunistic credit funds. A $7.3 million decrease in incentive income from our opportunistic credit funds, primarily due to: (i) a $14.3 million decrease due to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management; (ii) a $7.1 million decrease related to the impacts of a modification in terms requiring an offset to previously recognized incentive income in the period; and (iii) a $1.0 million decrease related to assets subject to a one-year measurement period. These decreases were partially offset by a $15.3 million increase in incentive from longer-term assets under management.
•Real estate funds. An $11.6 million increase in incentive income from our real estate funds primarily due to additional realizations.

•	A $7.7 million offsetting increase in other revenues due to higher interest income.

•
A $1.8 million decrease in income of consolidated funds, primarily due to consolidation of a CLO in warehouse during the second and third quarters of 2017. The CLO was deconsolidated at launch in September of 2017.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Compensation and benefits	$74,635	$74,490	$218,061	$214,112
Interest expense	4,820	5,611	18,923	17,043
General, administrative and other	50,289	33,136	136,648	114,229
Expenses of consolidated funds	(5)	8,824	103	9,368
Total Expenses	$129,739	$122,061	$373,735	$354,752
Total expenses for the quarter-to-date period increased by $7.7 million, primarily due to the following:

•
A $17.2 million increase in general, administrative and other expenses, primarily due to an $18.8 million legal provision related to certain matters described in Note 16. This increase was partially offset by reductions across various operating expenses as a result of expense savings initiatives.

•
A $145 thousand increase in compensation and benefits expenses, which was driven by a $3.0 million increase in bonus expense, primarily due to higher minimum bonus accruals, partially offset by a $2.2 million decrease in salaries and benefits expense, which was driven by lower headcount. Our global headcount decreased to 429 as of September 30, 2018 from 491 as of September 30, 2017. The remaining decrease was primarily related to lower distributions accrued for Group D Units, as fewer units were outstanding during the current year period.

•
An $8.8 million decrease in expenses of consolidated funds, primarily due to consolidation of a CLO in warehouse during the second and third quarters of 2017. The CLO was deconsolidated at launch in September of 2017.

•
A $791 thousand decrease in interest expense driven primarily by a lower debt balance outstanding as a result of repayments in the second quarter of 2018. Refer to “Part I — Item 2. Management’s Discussion and Analysis—Overview” for additional details.

Total expenses for the year-to-date period increased by $19.0 million, primarily due to the following:

•
A $22.4 million increase in general, administrative and other expenses primarily due to: (i) a $31.8 million legal provision related to certain matters described in Note 16; and (ii) a $3.1 million increase in foreign exchange loss, which was driven in part by the increase in net exposure to investments in our European CLOs. These increases were partially offset by reductions across various operating expenses as a result of expense savings initiatives.

•
A $3.9 million increase in compensation and benefits expenses, primarily driven by: (i) a $6.7 million increase in bonus expense driven by higher minimum bonus accruals; (ii) a $4.2 million increase in equity based compensation due to a higher average number of awards outstanding in the current year period (iii) an offsetting $5.0 million decrease in salary and benefits due to a lower headcount, as described above; and (iv) a $1.9 million decrease in expenses related to distributions accrued on Group D Units, as fewer units were outstanding in the current year period.

•	A $1.9 million increase in interest expense, driven primarily by higher average debt balance outstanding in the earlier part of 2018.

•
An offsetting $9.3 million decrease in expenses of consolidated funds, primarily due to consolidation of a CLO in warehouse during the second and third quarters of 2017. The CLO was deconsolidated at launch in September of 2017.

Other (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net losses on early retirement of debt	$—	$—	$(14,303)	$—
Net (losses) gains on investments in funds and joint ventures	(541)	264	(1,014)	1,050
Net gains of consolidated funds	290	7,658	756	8,278
Total Other (Loss) Income	$(251)	$7,922	$(14,561)	$9,328
Total other (loss) income increased by $8.2 million and $23.9 million for the both quarter-to-date and year-to-date periods, respectively. The quarter-to-date increase in loss was primarily driven by lower net gains of consolidated funds due to consolidation of a CLO in warehouse during the second and third quarters of 2017. The CLO was deconsolidated at launch in September of 2017. The year-to-date increase in loss was also driven by the $14.3 million loss recognized on early retirement of our Senior Notes and certain CLO Investments Loans.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Income taxes	$(860)	$1,942	$(372)	$17,242
Income tax expense for the quarter-to-date and year-to-date periods decreased by $2.8 million and $17.6 million, respectively. Tax expense was higher in 2017 for both the quarter-to-date and year-to-date periods primarily due to an increase in the valuation allowance in 2017, a decrease in pre-tax income in 2018 and a decrease in the U.S. statutory tax rate in 2018 to 21% from 35% as a result of the enactment of the TCJA.

Net (Loss) Income Attributable to Noncontrolling Interests
The following table presents the components of the net (loss) income attributable to noncontrolling interests and to redeemable noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Group A Units	$(21,798)	$9,500	$(35,343)	$41,145
Other	658	260	1,398	535
Total	$(21,140)	$9,760	$(33,945)	$41,680

Redeemable noncontrolling interests	$374	$432	$1,327	$1,238

Net loss attributable to noncontrolling interests increased by $30.9 million and $75.6 million for the quarter-to-date and year-to-date periods, respectively. These increases were driven primarily by amounts attributable to the Group A Units due to lower profitability of the Oz Operating Group, primarily due to lower incentive income and management fees, and a legal provision recorded in the period. For the year-to-date period, net losses incurred on early retirement of debt in 2018, as well as higher compensation and benefits and interest expense also contributed to the lower profitability. These decreases in earnings were partially offset by higher interest income earned on investments in CLOs.
Net (Loss) Income Attributable to Class A Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net (Loss) Income Attributable to Class A Shareholders	$(14,537)	$5,726	$(23,303)	$11,660
Net (loss) income attributable to Class A Shareholders increased by $20.3 million and $35.0 million for the quarter-to-date and year-to-date periods, respectively.
The quarter-to-date decline was primarily due to lower incentive income and management fees, as well as a legal provision related to a shareholder class action settlement recorded during the quarter. These decreases in earnings were partially offset by lower income tax expense, higher interest income and lower interest expense.
The year-to-date decline was primarily due to lower incentive income and management fees, as well as legal provisions recorded in the period. Also contributing to the year-over-year decline were net losses incurred on early retirement of debt during the first half of 2018, as well as higher compensation and benefits and interest expense. These decreases in earnings were partially offset by lower income tax expense and higher interest income. In addition, the year-over-year decrease was partially offset by an adjustment to the redemption value of Preferred Units taken in the first nine months of 2017 in the amount $2.9 million that reduced the net income attributable to Class A Shareholders in that period.
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
As a result of the adjustments described above, as well as an adjustment to present management fees net of recurring placement and related service fees (rather than considering these fees an expense), management fees, incentive income, other revenues, compensation and benefits, general and administrative and other expenses, and net (loss) income allocated to noncontrolling interests as presented on an Economic Income basis are also non-GAAP measures. For reconciliations of our non-GAAP measures to the respective GAAP measures, please see “—Economic Income Reconciliations” at the end of this MD&A.
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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Economic Income Revenues (Non-GAAP)

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$61,689	$4,764	$66,453	$67,287	$5,057	$72,344
Incentive income	14,867	4,436	19,303	50,476	773	51,249
Other revenues	3,207	135	3,342	1,627	38	1,665
Total Economic Income Revenues	$79,763	$9,335	$89,098	$119,390	$5,868	$125,258
Economic Income revenues for the quarter-to-date period decreased by $36.2 million, primarily due to the following:

•
A $5.9 million decrease in management fees, driven primarily by an $8.4 million decrease in management fees from multi-strategy funds due to lower assets under management, partially offset by an increase of $3.8 million in Institutional Credit Strategies due to the launches of new CLOs and STARR 2018-01. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $31.9 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $29.7 million decrease in incentive income from our multi-strategy funds, primarily due to: (i) a $21.9 million decrease due to crystallization of incentive related to fund investor redemptions during the quarter; (ii) a $5.0 million decrease related to assets subject to a one-year measurement period; and (iii) a $2.9 million decrease due to lower amounts earned from longer-term assets under management.
•Opportunistic credit funds. A $5.4 million decrease in incentive income from our opportunistic credit funds, primarily due to (i) a $3.3 million decrease related to longer-term assets under management; and (ii) a $1.8 million decrease related to assets subject to a one-year measurement period.
•Real estate funds. An offsetting $3.7 million increase in incentive income primarily due to additional realizations.

•	A $1.8 million increase in other revenues due to higher interest income.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Management fees	$185,731	$14,547	$200,278	$212,420	$15,600	$228,020
Incentive income	90,027	14,766	104,793	165,719	3,271	168,990
Other revenues	11,390	322	11,712	2,860	104	2,964
Total Economic Income Revenues	$287,148	$29,635	$316,783	$380,999	$18,975	$399,974
Economic Income revenues for the year-to-date period decreased by $83.2 million, primarily due to the following:

•
A $27.7 million decrease in management fees, driven primarily by a $32.6 million decrease in management fees from our multi-strategy funds due to lower assets under management and a $3.1 million decrease from our opportunistic credit funds, primarily due to a contract modification that resulted in an offset to previously recognized management fees in the current period. These decreases were partially offset by an increase of $10.4 million in Institutional Credit Strategies due to the launches of new CLOs. See “Assets Under Management and Fund Performance—Weighted-Average Assets Under Management and Average Management Fee Rate” above for information regarding our average management fee rate.

•	A $64.2 million decrease in incentive income, primarily due to the following:
•Multi-strategy funds. A $66.0 million decrease in incentive income from our multi-strategy funds, primarily due to: (i) a $39.5 million decrease due to lower amounts earned from longer-term assets under management; (ii) a $35.5 million decrease related to crystallization of incentive related to fund investor redemptions during the period; and (iii) a $1.7 million decrease due to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management. These decreases were partially offset by a $10.8 million increase related to assets subject to a one-year measurement period.
•Opportunistic credit funds. A $7.3 million decrease in incentive income from our opportunistic credit funds, primarily due to: (i) a $14.3 million decrease due to tax distributions taken to cover tax liabilities on incentive income that has been accrued on certain longer-term assets under management; (ii) a $7.1 million decrease related to the impacts of a modification in terms requiring an offset to previously recognized incentive income in the period; and (iii) a $1.0 million decrease related to assets subject to a one-year measurement period. These decreases were partially offset by a $15.3 million increase in incentive from longer-term assets under management.
•Real estate funds. An $11.6 million increase in incentive income from our real estate funds primarily due to additional realizations.

•	A $7.7 million increase in other revenues due to higher interest income.
Economic Income Expenses (Non-GAAP)

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$39,171	$7,348	$46,519	$38,500	$5,090	$43,590
Interest expense	4,820	—	4,820	5,611	—	5,611
General, administrative and other expenses	43,257	261	43,518	25,513	557	26,070
Total Economic Income Expenses	$87,248	$7,609	$94,857	$69,624	$5,647	$75,271
Economic Income expenses for the quarter-to-date period increased by $19.6 million, primarily due to the following:

•
A $17.4 million increase in general, administrative and other expenses, which was primarily due to an $18.8 million legal provision recorded for certain matters described in Note 16, partially offset by reductions across most other operating expense categories as a result of expense savings initiatives.

•
A $2.9 million increase in compensation and benefit expenses primarily due to a $5.1 million increase in bonus expense, primarily driven by higher minimum bonus accruals and higher real estate incentive income profit sharing expense. The increase was partially offset by a $2.2 million decrease in salaries and benefits expense, which was driven by lower headcount.

•
A $791 thousand decrease in interest expense driven primarily by a lower debt balance outstanding as a result of repayments in the second quarter of 2018. Refer to “Part I — Item 2. Management’s Discussion and Analysis—Overview” for additional details.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company
	(dollars in thousands)
Economic Income Basis
Compensation and benefits	$104,859	$22,401	$127,260	$118,168	$14,887	$133,055
Interest expense	18,923	—	18,923	17,043	—	17,043
General, administrative and other expenses	113,971	1,465	115,436	87,899	1,841	89,740
Total Economic Income Expenses	$237,753	$23,866	$261,619	$223,110	$16,728	$239,838
Economic Income expenses for the year-to-date period increased by $21.8 million, primarily due to the following:

•
A $25.7 million increase in general and administrative and other expenses was primarily due to (i) a $31.8 million legal provision recorded for certain matters described in Note 16; and (ii) a $3.1 million increase in foreign exchange loss, which was driven in part by the increase in net exposure to investments in our European CLOs. These increases were partially offset by reductions across various operating expenses as a result of expense savings initiatives.

•
A $5.8 million decrease in compensation and benefit expenses primarily due to a $5.0 million decrease in salaries and benefits expense, which was driven by lower headcount. The remainder is due to a $792 thousand decrease in bonus expense, primarily due to deferred cash compensation forfeiture reversals of $10.5 million in the first quarter of 2018, partially offset by an increase of $5.6 million in real estate incentive income profit sharing expense, and an increase of $3.8 million in minimum bonus accruals.

•	A $1.9 million increase in interest expense driven primarily by higher average debt balance outstanding in the earlier part of 2018.
Economic Income (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Economic Income:
Oz Funds segment	$(7,483)	$49,768	$49,410	$157,891
Other operations	1,726	221	5,769	2,247
Total Company	$(5,757)	$49,989	$55,179	$160,138
Economic Income was a loss of $5.8 million for the third quarter of 2018, compared to income of $50.0 million for the third quarter of 2017. The quarter-to-date decline was primarily due to lower incentive income and management fees, a legal provision recorded during the quarter, as well as higher compensation and benefits. These decreases in earnings were partially offset by higher interest income and lower interest expense.
Economic Income was $55.2 million for the first nine months of 2018, compared to $160.1 million for the first nine months of 2017. The year-to-date decline was primarily due to lower incentive income and management fees, a legal provision recorded in the period, as well as higher interest expense. These decreases were partially offset by higher interest income and lower compensation and benefits expenses.

Liquidity and Capital Resources
The working capital needs of our business have historically been met, and we anticipate will continue to be met, through cash generated from management fees and incentive income earned by the Oz Operating Group from our funds, as well as other sources of liquidity noted above and below.
Over the next 12 months, we expect that our primary liquidity needs will be to:

•	Pay our operating expenses.

•	Pay interest and principal on our debt obligations and repurchase agreements.

•	Provide capital to facilitate the growth of our business, including making risk retention investments in CLOs managed by us that are subject to EU risk retention rules.

•	Pay income taxes as well as compensation-related tax withholding obligations.

•	Make cash distributions in accordance with our distribution policy as discussed below under “—Dividends and Distributions.”
Historically, management fees have been sufficient to cover all of our “fixed” operating expenses, which we define as salaries, benefits, a minimum discretionary bonus and our general, administrative and other expenses incurred in the ordinary course of business. Rate reductions in our multi-strategy funds combined with year-over-year net capital outflows have resulted in lower management fees, and while we are making every effort to scale our operations so that management fees are sufficient to cover our fixed operating expenses, our current management fees do not cover our current fixed operating expenses. No assurances can be given that our management fees ultimately will be sufficient for these purposes in future periods.
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
Since the CLO risk retention requirements went into effect, we have used a combination of cash on hand and CLO Investments Loans to fund our 5% risk retention investments in newly launched and recently refinanced CLOs. Currently, we expect to continue relying on a combination of cash on hand and borrowings to fund future CLO risk retention investments. As a result of a recent court decision that vacates application of U.S. risk retention rules in certain CLO transactions, in the second quarter of 2018, we sold our investments in certain U.S. CLOs and paid off any related CLO Investments Loans. We are still subject to the EU risk retention rules.
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
Securities Sold Under Agreements to Repurchase
See Note 9 to our consolidated financial statements included in this report for a description of securities sold under agreements to repurchase, which we use to finance risk retention investments in certain of our European CLOs.
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
As of September 30, 2018, assuming no material changes in the relevant tax law and that we generate sufficient taxable income to realize the full tax benefit of the increased amortization resulting from the increase in tax basis of our assets, we expect to pay our executive managing directors and the Ziffs approximately $280.0 million as a result of the cash savings to our intermediate holding companies from the purchase of Group A Units from our executive managing directors and the Ziffs with proceeds from the 2007 Offerings and the exchange of Group A Units for Class A Shares. Future cash savings and related payments to our executive managing directors under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The obligation to make payments under the tax receivable agreement is an obligation of Oz Corp, and any other corporate taxpaying entities that hold Group B Units, and not of the Oz Operating Group. We may need to incur debt to finance payments under the tax receivable agreement to the extent the Oz Operating Partnerships do not distribute cash to our intermediate corporate tax paying entities in an amount sufficient to meet our obligations under the tax receivable agreement.
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

	Class A Shares
Payment Date	Record Date	Dividend per Share	Related Distributions to Executive Managing Directors (dollars in thousands)
August 20, 2018	August 13, 2018	$0.02	$5,943
May 21, 2018	May 14, 2018	$0.02	$6,016
March 5, 2018	February 26, 2018	$0.07	$20,771
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

Cash Flows Analysis
Operating Activities. Net cash from operating activities for the nine months ended September 30, 2018 and 2017 was $147.8 million and $(356.8) million, respectively. Our net cash flows from operating activities are generally comprised of current-year management fees, the collection of incentive income earned during the fourth quarter of the previous year, interest income collected on our investments in CLO’s, less cash used for operating expenses, including interest paid on our debt obligations. Additionally, net cash from operating activities also includes the investment activities of the funds we consolidate.
Net cash flows from operating activities for the nine months ended September 30, 2018 increased from the prior year period due to higher incentive income earned in 2017, a large portion of which was collected in the beginning of 2018, as compared to incentive earned in 2016, a large portion of which was collected in the beginning of 2017. The increase in operating cash flow was partially offset by higher discretionary bonuses paid in 2018 as compared to 2017. The majority of our cash bonus expenses are paid out during the first quarter of the following year. Also contributing to higher cash inflows in 2018 were the investment activities of the funds we consolidate. These investment-related cash flows are of the consolidated funds and do not directly impact the cash flows related to our Class A Shareholders.
Investing Activities. Net cash from investing activities for the nine months ended September 30, 2018 and 2017 was $(255.6) million and $(186.5) million, respectively. Investing cash outflows in the first nine months of 2018 primarily related to purchases of U.S. government obligations used to manage excess liquidity and risk retention investments in our CLOs, partially offset by maturities of U.S. government obligations and proceeds from sales of certain risk retention investments in our CLOs as previously discussed. Investing cash outflows in the first nine months of 2017 primarily related to risk retention investments in our CLOs and investments in U.S. government obligations, partially offset by the proceeds from the sale of our corporate aircraft.
Financing Activities. Net cash from financing activities for the nine months ended September 30, 2018 and 2017 was $(166.7) million and $531.4 million, respectively. Net cash from financing activities is generally comprised of dividends paid to our Class A Shareholders, borrowings and repayments related to our debt obligations, and proceeds from repurchase agreements used to finance risk retention investments in our European CLOs. Proceeds from the Preferred Units offerings were also included in net cash from financing activities. Contributions from noncontrolling interests, which primarily relate to fund investor contributions into the consolidated funds, and distributions to noncontrolling interests, which primarily relate to fund investor redemptions from the consolidated funds and distributions to our executive managing directors on their Group A Units, are also included in net cash from financing activities.
In the second quarter of 2018, we repaid our $400.0 million Senior Notes and entered into the 2018 Term Loan, borrowing $250 million and repaying $50 million of the balance during the period. We also entered into the 2018 Revolving Credit Facility which remains undrawn, with a borrowing capacity of $100.0 million. In addition, we made borrowings under our CLO Investments Loans in the first nine months of 2018, as well as repaid borrowings made in connection with the sale of certain CLO risk retention investments in the second quarter of 2018. In the third quarter of 2018, we also entered into repurchase agreements to finance risk retention investments in our European CLOs.
We paid dividends of $21.0 million to our Class A Shareholders and distribution of $28.7 million to our executive managing directors on their Group A Units in the first nine months ended September 30, 2018, compared to dividends of $9.3 million to our Class A Shareholders and distributions of $13.7 million to our executive managing directors on their Group A Units in the first nine months ended September 30, 2017. Additionally, in March 2017, we repaid $120.0 million outstanding under our 2014 Revolving Credit Facility using proceeds from the second offering of Preferred Units. We also repaid $46.4 million outstanding on our Aircraft Loan using proceeds from the sale of one of our corporate aircraft.
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
As of September 30, 2018, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 36% within Level I; approximately 40% within Level II; and approximately 24% within Level III. As of December 31, 2017, the absolute values of our funds’ invested assets and liabilities (excluding the notes and loans payable of our CLOs) were classified within the fair value hierarchy as follows: approximately 43% within Level I; approximately 35% within Level II; and approximately 22% within Level III. The percentage of our funds’ assets and liabilities within the fair value hierarchy will fluctuate based on the investments made at any given time and such fluctuations could be significant. A portion of our funds’ Level III assets relate to Special Investments or other investments on which we do not earn any incentive income until such investments are sold or otherwise realized. Upon the sale or realization event of these assets, any realized profits are included in the calculation of incentive income for such year. Accordingly, the estimated fair value of our funds’ Level III assets may not have any relation to the amount of incentive income actually earned with respect to such assets.
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
Oz Corp generated taxable income of $6.9 million for the nine months ended September 30, 2018, before taking into account deductions related to the amortization of the goodwill and other intangible assets. We determined that we would need to generate taxable income of at least $1.3 billion over the remaining five-year weighted-average amortization period, as well as an additional 20-year loss carryforward period available, in order to fully realize the deferred income tax assets. Using the estimates and assumptions discussed below, we expect to generate sufficient taxable income over the remaining amortization and loss carryforward periods available to us in order to fully realize these deferred income tax assets.
To generate $1.3 billion in taxable income over the remaining amortization and loss carryforward periods available to us, we estimated that, based on estimated assets under management of $32.8 billion as of October 1, 2018, we would need to generate a minimum compound annual growth rate in assets under management of approximately 2% over the period for which the taxable income estimate relates to fully realize the deferred income tax assets, assuming no performance-related growth, and therefore no incentive income. The assumed nature and amount of this estimated growth rate are not based on historical results or current expectations of future growth; however, the other assumptions underlying the taxable income estimate, such as general maintenance of current expense ratios and cost allocation percentages among the Oz Operating Partnerships, which impact the amount of taxable income flowing through our legal structure, are based on our near-term operating budget. If our actual growth rate in assets under management falls below this minimum threshold for any extended time during the period for which these estimates relate and we do not otherwise experience offsetting growth rates in other periods, we may not generate taxable income sufficient to realize the deferred income tax assets and may need to record a valuation allowance.
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
As of September 30, 2018, we had $367.8 million of net operating losses available to offset future taxable income for federal income tax purposes that will expire between 2030 and 2038, and $174.7 million of net operating losses available to offset future taxable income for state income tax purposes and $173.3 million for local income tax purposes that will expire between 2035 and 2038. Based on the analysis set forth above, as of September 30, 2018, we have determined that it is not necessary to record a valuation allowance with respect to our deferred income tax assets related to the goodwill and other intangible assets deductible for tax purposes, and any related net operating loss carryforward. However, we have determined that we may not realize certain foreign income tax credits and accordingly, a valuation allowance of $12.0 million has been established for these items.
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
None of the other changes to GAAP that went into effect during the nine months ended September 30, 2018 are expected to impact our future trends.
Expected Impact of Future Adoption of New Accounting Pronouncements on Future Trends
Listed below are ASUs that have been issued but that we have not yet adopted that may impact our future trends. For additional details regarding these ASUs, including methods of adoption, see Note 2 to our consolidated financial statements included in this report.
ASU 2016-02, Leases. ASU 2016-02 significantly changes accounting for lease arrangements, in particular from the perspective of the lessee. Upon adoption of the ASU, where we are the lessee, we will likely be required to recognize certain lease arrangements on our balance sheet for the first time, but will continue to recognize associated expenses on our statement of comprehensive income in a manner similar to existing accounting principles. The requirements of ASU 2016-02 are effective for us beginning in the first quarter of 2019. We have determined that most of our operating leases will be reported on our consolidated balance sheet at their present values. We do not expect the adoption of ASU 2016-02 to have a material effect on our future expense trends. See Note 16 to our consolidated financial statements included in this report for details related to our existing operating lease obligations as of September 30, 2018.
None of the other changes to GAAP that have been issued but that we have not yet adopted are expected to impact our future trends.

Economic Income Reconciliations
The tables below present the reconciliations of Economic Income and its components to the respective GAAP measures for the periods presented in this MD&A.
Economic Income

	Three Months Ended September 30, 2018
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Loss Attributable to Class A Shareholders—GAAP	$(11,337)	$(3,200)	$(14,537)
Change in redemption value of Preferred Units	—	—	—
Net Loss Allocated to Och-Ziff Capital Management Group LLC—GAAP	(11,337)	(3,200)	(14,537)
Net loss allocated to Group A Units	(21,798)	—	(21,798)
Equity-based compensation, net of RSUs settled in cash	21,648	663	22,311
Adjustment to recognize deferred cash compensation in the period of grant	791	—	791
Income taxes	(889)	29	(860)
Allocations to Group D Units	758	25	783
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	5	4,224	4,229
Depreciation, amortization and net gains and losses on fixed assets	2,543	—	2,543
Other adjustments	796	(15)	781
Economic Income—Non-GAAP	$(7,483)	$1,726	$(5,757)

	Three Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$13,530	$(7,804)	$5,726
Change in redemption value of Preferred Units	—	—	—
Net Income (Loss) Allocated to Och-Ziff Capital Management Group LLC—GAAP	13,530	(7,804)	5,726
Net income allocated to Group A Units	9,500	—	9,500
Equity-based compensation, net of RSUs settled in cash	21,448	680	22,128
Adjustment to recognize deferred cash compensation in the period of grant	(254)	—	(254)
Income taxes	1,766	176	1,942
Allocations to Group D Units	1,529	25	1,554
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	310	7,160	7,470
Depreciation, amortization and net gains and losses on fixed assets	2,237	—	2,237
Other adjustments	(298)	(16)	(314)
Economic Income—Non-GAAP	$49,768	$221	$49,989

	Nine Months Ended September 30, 2018
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Loss Attributable to Class A Shareholders—GAAP	$(22,535)	$(768)	$(23,303)
Change in redemption value of Preferred Units	—	—	—
Net Loss Allocated to Och-Ziff Capital Management Group LLC—GAAP	(22,535)	(768)	(23,303)
Net loss allocated to Group A Units	(35,343)	—	(35,343)
Equity-based compensation, net of RSUs settled in cash	65,607	1,965	67,572
Adjustment to recognize deferred cash compensation in the period of grant	15,548	—	15,548
Income taxes	(353)	(19)	(372)
Net losses on early retirement of debt	14,303	—	14,303
Allocations to Group D Units	2,960	100	3,060
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	(150)	4,772	4,622
Depreciation, amortization and net gains and losses on fixed assets	7,709	—	7,709
Other adjustments	1,664	(281)	1,383
Economic Income—Non-GAAP	$49,410	$5,769	$55,179

	Nine Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net Income (Loss) Attributable to Class A Shareholders—GAAP	$24,504	$(12,844)	$11,660
Change in redemption value of Preferred Units	2,853	—	2,853
Net Income (Loss) Allocated to Och-Ziff Capital Management Group LLC—GAAP	27,357	(12,844)	14,513
Net income allocated to Group A Units	41,145	—	41,145
Equity-based compensation, net of RSUs settled in cash	61,433	2,133	63,566
Adjustment to recognize deferred cash compensation in the period of grant	(666)	—	(666)
Income taxes	17,062	180	17,242
Allocations to Group D Units	4,839	75	4,914
Adjustment for expenses related to compensation and profit-sharing arrangements based on fund investment performance	310	12,932	13,242
Depreciation, amortization and net gains and losses on fixed assets	7,693	—	7,693
Other adjustments	(1,282)	(229)	(1,511)
Economic Income—Non-GAAP	$157,891	$2,247	$160,138

Economic Income Revenues

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$65,911	$4,764	$70,675	$72,114	$5,057	$77,171
Adjustment to management fees(1)	(4,222)	—	(4,222)	(4,827)	—	(4,827)
Management Fees—Economic Income Basis—Non-GAAP	61,689	4,764	66,453	67,287	5,057	72,344

Incentive Income—Economic Income Basis—GAAP and Non-GAAP	14,867	4,436	19,303	50,476	773	51,249

Other revenues—GAAP	3,207	135	3,342	1,486	38	1,524
Adjustment to other revenues(2)	—	—	—	141	—	141
Other Revenues—Economic Income Basis—Non-GAAP	3,207	135	3,342	1,627	38	1,665
Total Revenues—Economic Income Basis—Non-GAAP	$79,763	$9,335	$89,098	$119,390	$5,868	$125,258

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Management fees—GAAP	$199,171	$14,547	$213,718	$227,908	$15,600	$243,508
Adjustment to management fees(1)	(13,440)	—	(13,440)	(15,488)	—	(15,488)
Management Fees—Economic Income Basis—Non-GAAP	185,731	14,547	200,278	212,420	15,600	228,020

Incentive Income—Economic Income Basis—GAAP and Non-GAAP	90,027	14,766	104,793	165,719	3,271	168,990

Other revenues—GAAP	11,429	322	11,751	3,977	104	4,081
Adjustment to other revenues(2)	(39)	—	(39)	(1,117)	—	(1,117)
Other Revenues—Economic Income Basis—Non-GAAP	11,390	322	11,712	2,860	104	2,964
Total Revenues—Economic Income Basis—Non-GAAP	$287,148	$29,635	$316,783	$380,999	$18,975	$399,974
_______________

(1)
Adjustment to present management fees net of recurring placement and related service fees, as management considers these fees a reduction in management fees, not an expense. The impact of eliminations related to the consolidated funds is also removed.

(2)	Adjustment to exclude gains on fixed assets.

Economic Income Expenses

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$62,373	$12,262	$74,635	$61,534	$12,956	$74,490
Adjustment to compensation and benefits(1)	(23,202)	(4,914)	(28,116)	(23,034)	(7,866)	(30,900)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$39,171	$7,348	$46,519	$38,500	$5,090	$43,590

Interest Expense—Economic Income Basis—GAAP and Non-GAAP	4,820	—	4,820	5,611	—	5,611

General, administrative and other expenses—GAAP	$50,028	$261	$50,289	$32,579	$557	$33,136
Adjustment to general, administrative and other expenses(2)	(6,771)	—	(6,771)	(7,066)	—	(7,066)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$43,257	$261	$43,518	$25,513	$557	$26,070

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Compensation and benefits—GAAP	$188,823	$29,238	$218,061	$184,084	$30,028	$214,112
Adjustment to compensation and benefits(1)	(83,964)	(6,837)	(90,801)	(65,916)	(15,141)	(81,057)
Compensation and Benefits—Economic Income Basis—Non-GAAP	$104,859	$22,401	$127,260	$118,168	$14,887	$133,055

Interest Expense—Economic Income Basis—GAAP and Non-GAAP	18,923	—	18,923	17,043	—	17,043

General, administrative and other expenses—GAAP	$135,183	$1,465	$136,648	$112,388	$1,841	$114,229
Adjustment to general, administrative and other expenses(2)	(21,212)	—	(21,212)	(24,489)	—	(24,489)
General, Administrative and Other Expenses—Economic Income Basis—Non-GAAP	$113,971	$1,465	$115,436	$87,899	$1,841	$89,740
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

Other Economic Income Items

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (loss) income attributable to noncontrolling interests—GAAP	$(21,898)	$758	$(21,140)	$9,442	$318	$9,760
Adjustment to net (loss) income attributable to noncontrolling interests(1)	21,896	(758)	21,138	(9,444)	(318)	(9,762)
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(2)	$—	$(2)	$(2)	$—	$(2)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Oz Funds Segment	Other Operations	Total Company	Oz Funds Segment	Other Operations	Total Company

	(dollars in thousands)
Net (loss) income attributable to noncontrolling interests—GAAP	$(35,395)	$1,450	$(33,945)	$41,021	$659	$41,680
Adjustment to net (loss) income attributable to noncontrolling interests(1)	35,380	(1,450)	33,930	(41,023)	(659)	(41,682)
Net Loss Attributable to Noncontrolling Interests—Economic Income Basis—Non-GAAP	$(15)	$—	$(15)	$(2)	$—	$(2)
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
Market Risk
The amount of our assets under management is generally based on the net asset value of multi-strategy and opportunistic credit funds (plus unfunded commitments for certain closed-end opportunistic credit funds), and committed or invested capital for our real estate funds and certain other funds. A 10% change in the fair value of the net assets held by our funds as of September 30, 2018 and December 31, 2017, would have resulted in a change of approximately $1.7 billion and $1.9 billion in our assets under management.
A 10% change in the fair value of the net assets held by our funds as of October 1, 2018 (the date management fees are calculated for the fourth quarter of 2018) would impact management fees charged on that day by approximately $4.5 million. A 10% change in the fair value of the net assets held by our funds as of January 1, 2018, would have impacted management fees charged on that day by approximately $5.1 million.
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
Exchange Rate Risk
Our funds hold investments denominated in non-U.S. dollar currencies, which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. We estimate that as of September 30, 2018 and December 31, 2017, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which our funds have exposure to exchange rates would not have a material effect on our revenues, net income attributable to Class A Shareholders or Economic Income.
Interest Rate Risk
Borrowings under the CLO Investments Loans, the 2018 Term Loan and the 2018 Revolving Credit Facility, if any, as well as our investments in CLOs accrue interest at variable rates. Our funds also have financing arrangements and hold credit instruments that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest income and interest expense, future earnings and cash flows.
We estimate that as of September 30, 2018 and December 31, 2017, a 100 basis point increase or decrease in variable rates would not have a material effect on our annual interest income, interest expense, net income attributable to Class A Shareholders or Economic Income. A tightening of credit and an increase in prevailing interest rates could make it more difficult for us to raise capital and sustain the growth rate of the funds.
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
As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. We are from time to time involved in litigation and claims incidental to the conduct of our business. Like other businesses in our industry, we are subject to extensive scrutiny by regulatory agencies globally that have, or may in the future have, regulatory authority over us and our business activities. This has resulted in, or may in the future result in, regulatory agency investigations, litigation and subpoenas, and related sanctions and costs. See “Item 1A. Risk Factors” below and “Part I, Item 1A. Risk Factors—Risks Related to Our Business—Regulatory changes in jurisdictions outside the United States could adversely affect our business” in our Annual Report. See Note 16 to our consolidated financial statements included in this report for additional information.
Item 1A. Risk Factors
In addition to the risk factors below, please see “Item 1A. Risk Factors” in our Annual Report for a discussion of the risks material to our business.
Our business and financial condition may be materially adversely impacted by the loss of any of our key executive managing directors.
The success of our business depends on the efforts, judgment and personal reputations of our key executive managing directors. Our key executive managing directors’ reputations, expertise in investing and risk management, relationships with investors in our funds and third parties on which our funds depend for investment opportunities and financing are each critical elements in operating and expanding our business. The loss of any of these individuals could harm our business and jeopardize our relationships with our fund investors and members of the business community. We believe our performance is highly correlated to the performance of these individuals. Accordingly, the retention of our key executive managing directors is crucial to our success, but none of them is obligated to remain actively involved with us. The following factors, among others, could amplify retention risk: a declining stock price which puts pressure on our ability to compensate our employees with equity grants; our current equity ownership structure; and the amount of our future cash flow that will be required to satisfy certain obligations of the firm. In addition, if any of our key executive managing directors were to join or form a competitor, some of our fund investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our key executive managing directors could have a material adverse effect on our business, financial condition or results of operations, including on the performance of our funds, our ability to retain and attract fund investors and highly qualified employees and our ability to raise new funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key executive managing directors.
In addition, investors in most of our funds have one-time special redemption rights that are triggered upon the loss of services of Mr. Och. See “Most of our funds have special withdrawal provisions pursuant to which the failure of Daniel S. Och to be actively involved in the business provides investors with the right to redeem from such funds. The loss of the services of Mr. Och would have a material adverse effect on each of such funds and on our business, financial condition or results of operations” in our Annual Report for additional information. Further, we negotiate other key man provisions in certain of our funds, which could provide for earlier redemption rights, in the event that one or more of certain of our key executive managing directors cease to provide services to such funds. Accordingly, the loss of such key executive managing directors could also result in significant or earlier redemptions from our funds, which could have a material adverse impact on our business, financial condition or results of operations.
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
Our investment performance and ability to successfully manage and expand our business, including into new geographic areas, is largely dependent on the talents and efforts of highly skilled individuals, including our active executive managing directors, managing directors and other investment professionals. Accordingly, our future success and growth depend on our ability to retain and motivate our active executive managing directors and other key personnel and to strategically recruit, retain and motivate new talent. The following factors, among others, could adversely impact our ability to do so: a declining stock price which puts pressure on our ability to compensate our employees with equity grants; our current equity ownership structure; and the amount of our future cash flow that will be required to satisfy certain obligations of the firm. We may not be successful in our efforts to recruit, retain and motivate the required personnel as the global market for qualified investment professionals is extremely competitive, particularly in cases where we are competing for qualified personnel in geographic or business areas where our competitors have a significantly greater presence or more extensive experience. We compete intensely with businesses both within and outside the alternative asset management industry for highly talented and qualified personnel. Accordingly, in order to retain and attract talent, our total compensation and benefits expense could increase to a level that may materially adversely affect our profitability and reduce our cash available for distribution to our executive managing directors and Class A Shareholders.
It may be difficult for us to retain and motivate our active executive managing directors after their interests in our business are fully vested and they are permitted to exchange their interests for Class A Shares that they can sell. The Group A Units granted to our executive managing directors who were executive managing directors before our IPO (our “Pre-IPO Partners”) have now become fully vested. Many of the Group A and Group D Units granted to executive managing directors since then are now also fully vested. Oz Operating Group Units otherwise granted to our executive managing directors, including awards granted under our Incentive Program established in 2017 (the “2017 Incentive Program”), continue to vest over time. See Note 10 to our consolidated financial statements included in our Annual Report for additional information on the 2017 Incentive Program.
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

Dated: November 5, 2018

OCH-ZIFF CAPITAL MANAGEMENT GROUP LLC

By:	/s/ Thomas M. Sipp
Thomas M. Sipp
Chief Financial Officer and Executive Managing Director